Form 10-K
period 2020-12-31
AMEREN CORP; Ameren Illinois Co; UNION ELECTRIC CO
filed 2021-02-22
CIK 1002910, 18654, 100826

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

☒	Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
for the fiscal year ended December 31, 2020
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
Indicate by check mark whether each registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.

Ameren Corporation	☒
Union Electric Company	☐
Ameren Illinois Company	☐
Indicate by checkmark whether each registrant is a shell company (as defined in Rule 12b-2 of the Act).

Ameren Corporation	Yes	☐	No	☒
Union Electric Company	Yes	☐	No	☒
Ameren Illinois Company	Yes	☐	No	☒
As of June 30, 2020, the aggregate market value of Ameren Corporation’s common stock, $0.01 par value, (based upon the closing price of the common stock on the New York Stock Exchange on June 30, 2020) held by nonaffiliates was $17,299,078,950. All of the shares of common stock of the other registrants were held by Ameren Corporation as of June 30, 2020.
The number of shares outstanding of each registrant’s classes of common stock as of January 29, 2021, were as follows:

Registrant	Title of each class of common stock	Shares
Ameren Corporation	Common stock, $0.01 par value per share	253,355,105
Union Electric Company	Common stock, $5 par value per share, held by Ameren Corporation	102,123,834
Ameren Illinois Company	Common stock, no par value, held by Ameren Corporation	25,452,373
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the definitive proxy statement of Ameren Corporation and portions of the definitive information statements of Union Electric Company and Ameren Illinois Company for the 2021 annual meetings of shareholders are incorporated by reference into Part III of this Form 10-K.

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
CCR Rule – Coal Combustion Residuals Rule, a rule promulgated by the EPA that established regulations for the disposal of CCR in landfills and surface impoundments, and the operation and closure of such landfills and surface impoundments.
CO2 – Carbon dioxide.
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
Deferred payment arrangement – A payment option that allows certain Ameren Missouri and Ameren Illinois retail customers to pay a utility bill balance over a period of time, generally over a period of up to 12 months. On a temporary basis through January 31, 2021, Ameren Illinois’ residential retail customers could have elected to pay a utility bill balance over a period of up to 24 months.
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
Exchange Act – Securities Exchange Act of 1934, as amended.
FAC – Fuel adjustment clause, a fuel and purchased power rate-adjustment mechanism that allows Ameren Missouri to recover or refund, through customer rates, 95% of the variance in net energy costs from the amount set in base rates without a traditional regulatory rate review, subject to MoPSC prudence reviews.
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
Illinois Credit Agreement – Ameren’s and Ameren Illinois’ $1.1 billion senior unsecured credit agreement, which expires in December 2024, unless extended.
IPA – Illinois Power Agency, a state government agency that has broad authority to assist in the procurement of electric power for residential and small commercial customers.
IRS – Internal Revenue Service, a United States government agency.
ISRS – Infrastructure system replacement surcharge, a rate-adjustment mechanism that provides Ameren Missouri’s natural gas business with recovery of, and a return on, qualifying infrastructure investments that are placed in service without a traditional regulatory rate review, subject to MoPSC prudence reviews.
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
Megawatthour or MWh – One thousand kilowatthours.
MGP – Manufactured gas plant.
MISO – Midcontinent Independent System Operator, Inc., an RTO.
Missouri Credit Agreement – Ameren’s and Ameren Missouri’s $1.2 billion senior unsecured credit agreement, which expires in December 2024, unless extended.
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
NERC – North American Electric Reliability Corporation.
Net energy costs – Net energy costs, as defined in the FAC, which include fuel, certain fuel additives, ash disposal costs and revenues, emission allowances, and purchased power costs, including transportation, net of off-system sales and capacity revenues. Substantially all transmission revenues and charges are excluded from net energy costs. The MoPSC’s March 2020 electric rate order changed the FAC to include certain fuel additives and ash disposal costs and revenues, as of April 1, 2020.
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
PGA – Purchased gas adjustment tariffs, a rate-adjustment mechanism that permits prudently incurred natural gas costs to be recovered directly from utility customers without a traditional regulatory rate review, subject to regulatory prudence reviews.
PHMSA – Pipeline and Hazardous Materials Safety Administration.
PISA – Plant-in-service accounting regulatory mechanism, an election under Missouri law that permits electric utilities to defer and recover 85% of the depreciation expense and earn a return at the applicable WACC on rate base for certain property, plant, and equipment placed in service after the PISA election date, subject to MoPSC prudence reviews. The rate base on which the return is calculated incorporates qualifying capital expenditures since the PISA election date as well as changes in total accumulated depreciation excluding retirements and plant-related deferred income taxes. The regulatory asset for accumulated PISA deferrals earns a return at the applicable WACC. The PISA was elected by Ameren Missouri, effective September 1, 2018, and is effective through December 2023, unless extended by the MoPSC.
QIP – Qualifying infrastructure plant, a rate-adjustment mechanism that provides Ameren Illinois’ natural gas business with recovery of, and a return on, qualifying infrastructure plant investments that are placed in service between regulatory rate reviews, subject to ICC prudence reviews. Without legislative action, the QIP will expire in December 2023.
Rate base – The basis on which a public utility is permitted to earn a WACC. This basis is the net investment in assets used to provide utility service, which generally consists of in-service property, plant, and equipment, net of accumulated depreciation and accumulated deferred income taxes, inventories, and, depending on jurisdiction, construction work in progress.
Regulatory lag – The exposure to differences in costs incurred and actual sales volumes as compared with the associated amounts included in customer rates. Rate increase requests in traditional regulatory rate reviews can take up to 11 months to be acted upon by the MoPSC and the ICC. As a result, revenue increases authorized by regulators will lag changing costs and sales volumes when based on historical periods.
RESRAM – Renewable energy standard rate-adjustment mechanism, a regulatory mechanism allowed under Missouri law that enables Ameren Missouri to recover costs relating to compliance with Missouri’s renewable energy standard, including recovery of investments in wind generation and other renewables, and earn a return at the applicable WACC on those investments not already provided for in customer rates or any other recovery mechanism by adjusting customer rates on an annual basis without a traditional regulatory rate review, subject to MoPSC prudence reviews. RESRAM regulatory assets will earn carrying costs at short-term interest rates.
Revenue requirement – The cost of providing utility service to customers, which is calculated as the sum of a utility’s recoverable operating expenses, a return at the weighted-average cost of capital on rate base, and an amount for income taxes, based on the currently applicable statutory income tax rates and amortization associated with excess deferred income taxes.
RFP – Request for proposal.
Rider – a rate-adjustment mechanism that allows for the recovery or refund of differences between actual costs incurred and base level expenses included in customer rates without a traditional regulatory rate review.
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
SO2 – Sulfur dioxide.
STEM – Science, technology, engineering, and math.

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
Tracker – a regulatory recovery mechanism that allows for the deferral of differences between actual costs incurred and base level expenses included in customer rates as a regulatory asset or liability. The difference is included in base rates and recovered from, or refunded to, customers over a period of time as determined in a subsequent regulatory rate review.
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

FORWARD-LOOKING STATEMENTS
Statements in this report not based on historical facts are considered “forward-looking” and, accordingly, involve risks and uncertainties that could cause actual results to differ materially from those discussed. Although such forward-looking statements have been made in good faith and are based on reasonable assumptions, there is no assurance that the expected results will be achieved. These statements include (without limitation) statements as to future expectations, beliefs, plans, projections, strategies, objectives, events, conditions, and financial performance. In connection with the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995, we are providing this cautionary statement to identify important factors that could cause actual results to differ materially from those anticipated. The following factors, in addition to those discussed within Risk Factors under Part I, Item 1A, of this report, and elsewhere in this report and in our other filings with the SEC, could cause actual results to differ materially from management expectations suggested in such forward-looking statements:
•regulatory, judicial, or legislative actions, and any changes in regulatory policies and ratemaking determinations, that may change regulatory recovery mechanisms, such as those that may result from potential future orders and the July 2020 appeal filed by Ameren Missouri, Ameren Illinois, and ATXI challenging the refund period related to the May 2020 FERC order determining the allowed base ROE under the MISO tariff, the July 2020 appeal filed by Ameren Missouri, Ameren Illinois, and ATXI challenging the FERC’s rehearing denials in the transmission formula rate revision cases, Ameren Illinois’ electric distribution service rate reconciliation request filed with the ICC in April 2020, Ameren Illinois’ QIP reconciliation hearing with the ICC requested in March 2019, and requests filed with the MoPSC in October 2020 for accounting authority orders related to Ameren Missouri’s electric and natural gas services to allow Ameren Missouri to accumulate certain costs incurred related to the COVID-19 pandemic;
•the length and severity of the COVID-19 pandemic, and its impacts on our business continuity plans and our results of operations, financial position, and liquidity, including but not limited to changes in customer demand resulting in changes to sales volumes, customers’ payment for our services and their use of deferred payment arrangements, future regulatory or legislative actions that could require suspension of customer disconnections and/or late fees, among other things, for an extended period of time, the health and welfare of our workforce and contractors, supplier disruptions, delays in the completion of construction projects, which could impact our planned capital expenditures and expected planned rate base growth, Ameren Missouri’s ability to recover any forgone customer late fee revenues or incremental costs, our ability to meet customer energy-efficiency program goals and earn performance incentives related to those programs, changes in how we operate our business and increased data security risks as a result of the transition to remote working arrangements for a significant portion of our workforce, and our ability to access the capital markets on reasonable terms and when needed;
•the effect and duration of Ameren Illinois’ election to participate in performance-based formula ratemaking framework for its electric distribution service, which, unless extended, expires at the end of 2022, and its participation in electric energy-efficiency programs, including the direct relationship between Ameren Illinois’ ROE and the 30-year United States Treasury bond yields;
•the effect on Ameren Missouri of any customer rate caps pursuant to Ameren Missouri’s election to use the PISA, including an extension of use beyond 2023, if requested by Ameren Missouri and approved by the MoPSC;
•the effects of changes in federal, state, or local laws and other governmental actions, including monetary, fiscal, and energy policies;
•the effects of changes in federal, state, or local tax laws, regulations, interpretations, or rates, and challenges to the tax positions taken by the Ameren Companies, if any, as well as resulting effects on customer rates;

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
•our ability to control costs and make substantial investments in our businesses, including our ability to recover costs, investments, and our allowed ROEs within frameworks established by our regulators, while maintaining affordability of our services for our customers;
•the cost and availability of fuel, such as low-sulfur coal, natural gas, and enriched uranium used to produce electricity; the cost and availability of purchased power, zero emission credits, renewable energy credits, and natural gas for distribution; and the level and volatility of future market prices for such commodities and credits;
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
•the ability to obtain sufficient insurance, including insurance for Ameren Missouri’s nuclear and coal-fired energy centers, or, in the absence of insurance, the ability to timely recover uninsured losses from our customers;
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
•the inability of our counterparties to meet their obligations with respect to contracts, credit agreements, and financial instruments, including as it relates to the construction and acquisition of electric and natural gas utility infrastructure and the ability of counterparties to complete projects which is dependent upon the availability of necessary materials and equipment, including those that are affected by the disruptions in the global supply chain caused by the COVID-19 pandemic;
•the impact of weather conditions and other natural phenomena on us and our customers, including the impact of system outages and the level of wind and solar resources;
•the construction, installation, performance, and cost recovery of generation, transmission, and distribution assets;
•the effects of failures of electric generation, electric and natural gas transmission or distribution, or natural gas storage facilities systems and equipment, which could result in unanticipated liabilities or unplanned outages;
•the operation of Ameren Missouri’s Callaway Energy Center, including planned and unplanned outages, such as the current outage that began in December 2020 related to its generator, and the ability to recover costs associated with such outages and the impact of such outages on off-system sales and purchased power, among other things;
•Ameren Missouri’s ability to recover the remaining investment and decommissioning costs associated with the retirement of an energy center, as well as the ability to earn a return on that remaining investment and those decommissioning costs;
•the impact of current environmental laws and new, more stringent, or changing requirements, including those related to NSR and CO2, other emissions and discharges, cooling water intake structures, CCR, and energy efficiency, that could limit or terminate the operation of certain of Ameren Missouri’s energy centers, increase our operating costs or investment requirements, result in an impairment of our assets, cause us to sell our assets, reduce our customers’ demand for electricity or natural gas, or otherwise have a negative financial effect;
•the impact of complying with renewable energy standards in Missouri and Illinois and with the zero emission standard in Illinois;
•Ameren Missouri’s ability to construct and/or acquire wind, solar, and other renewable energy generation facilities, retire energy centers, and implement new or existing customer energy efficiency programs, including any such construction, acquisition, retirement, or implementation in connection with its Smart Energy Plan, the 2020 IRP, or our emissions reduction goals, and to recover its cost of investment, related return, and, in the case of customer energy-efficiency programs, any lost margins in a timely manner, which is affected by the ability to obtain all necessary regulatory and project approvals, including a certificate of convenience and necessity from the MoPSC or any other required approvals for the addition of renewable resources;
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
•Ameren Missouri operates a rate-regulated electric generation, transmission, and distribution business and a rate-regulated natural gas distribution business in Missouri.
•Ameren Illinois operates rate-regulated electric transmission, electric distribution, and natural gas distribution businesses in Illinois.
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
An illustration of the Ameren Companies’ reporting structures is provided below:

KEY
Legal Entity
Ameren Reportable Segment
Ameren Illinois Reportable Segment
Ameren
Ameren Missouri
Ameren Illinois
Ameren Services & Other Entities
Ameren Illinois Electric Distribution
Ameren Illinois Natural Gas
Ameren Illinois Transmission
ATXI
Ameren Transmission (a)

(a)    The Ameren Transmission segment also includes allocated Ameren (parent) interest charges, as well as other subsidiaries engaged in electric transmission project development and investment.
RATES AND REGULATION
Rates
The rates that Ameren Missouri, Ameren Illinois, and ATXI are allowed to charge for their utility services significantly influence the results of operations, financial position, and liquidity of these companies and Ameren. The electric and natural gas utility industry is highly regulated. The utility rates charged to customers are determined by governmental entities, including the MoPSC, the ICC, and the FERC. Decisions by these entities are influenced by many factors, including the cost of providing service, the prudency of expenditures, the quality of service, regulatory staff knowledge and experience, customer intervention, and economic conditions, as well as social and political views. Decisions made by these governmental entities regarding customer rates are largely outside of our control. These decisions, as well as the regulatory lag involved in the process of obtaining approval for new customer rates, could have a material adverse effect on the results of operations, financial position, and liquidity of the Ameren Companies. The extent of the regulatory lag varies for each of Ameren’s electric and natural gas jurisdictions, with the Ameren Transmission and Ameren Illinois Electric Distribution businesses experiencing the least amount of regulatory lag. Depending on the jurisdiction, the effects of regulatory lag are mitigated by various means, including annual revenue requirement reconciliations, the decoupling of revenues from sales volumes to ensure revenues approved in a regulatory rate review are not affected by changes in sales volumes, the recovery of certain capital investments between traditional regulatory rate reviews, the level and timing of expenditures, the use of a future test year, and the use of trackers and riders.
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

The following table summarizes the key terms of the rate orders in effect for customer billings for each of Ameren’s rate-regulated utilities as of January 2021:

	Rate Regulator	Effective Rate Order Issued In	Allowed ROE	Percent of Common Equity	Rate Base (in billions)	Portion of Ameren’s 2020 Operating Revenues(a)
Ameren Missouri
Electric service(b)	MoPSC	March 2020(c)	9.4% – 9.8%(c)	(c)	(c)	51%
Natural gas delivery service	MoPSC	August 2019(d)	9.4% – 9.95%(d)	52.0%	(d)	2%
Ameren Illinois
Electric distribution delivery service(e)	ICC	December 2020	8.38%	50.0%	$3.4	26%
Natural gas delivery service(f)	ICC	January 2021	9.67%	52.0%	$2.1	13%
Electric transmission service(g)	FERC	(g)	10.52%	54.0%	$2.6	5%
ATXI
Electric transmission service(g)	FERC	(g)	10.52%	60.1%	$1.4	3%
(a)Includes pass-through costs recovered from customers, such as purchased power for electric distribution delivery service and natural gas purchased for resale for natural gas delivery service, and intercompany eliminations.
(b)Ameren Missouri’s electric generation, transmission, and delivery service rates are bundled together and charged to retail customers under a combined electric service rate.
(c)This rate order specified that an implicit ROE was within a range of 9.4% to 9.8%. This rate order did not specify a percent of common equity or rate base. The ROE used for allowance for equity funds used during construction is 9.53%.
(d)This rate order specified that an implicit ROE was within a range of 9.4% to 9.95%. This rate order did not specify rate base. The ROE used for allowance for equity funds used during construction is 9.53%.
(e)Ameren Illinois electric distribution delivery service rates are updated annually and become effective each January. This rate order was based on 2019 actual costs, expected net plant additions for 2020, and the annual average of the monthly yields during 2019 of the 30-year United States Treasury bonds plus 580 basis points. Ameren Illinois’ allowed ROE for 2020 and 2019 was based on an annual average of the monthly yields of the 30-year United States Treasury bonds of 1.56% and 2.58%, respectively. Ameren Illinois’ 2021 electric distribution delivery service revenues will be based on its 2021 actual recoverable costs, rate base, common equity percentage, and an allowed ROE, as calculated under the IEIMA’s performance-based formula ratemaking framework.
(f)This rate order was based on a 2021 future test year.
(g)Transmission rates are updated annually and become effective each January. They are determined by a company-specific, forward-looking formula ratemaking framework based on each year’s forecasted information. The 10.52% return, which includes a 50 basis points incentive adder for participation in an RTO, is based on the FERC’s May 2020 order. For additional information regarding this order and related requests for rehearing, see Note 2 – Rate and Regulatory Matters under Part II, Item 8, of this report.
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
Environmental Matters
Our generation, transmission, and electric and natural gas distribution operations must comply with a variety of environmental laws contained in statutes and regulations relating to the protection of the environment and the health and safety of the public. These laws are comprehensive and include the storage, handling, and disposal of waste materials, emergency planning and response requirements, limitations and standards applicable to discharges from our facilities into the air or water that are enforced through permitting requirements, and wildlife protection laws, including those related to endangered species. These environmental regulations could also affect the availability of, the cost of, and the demand for electricity and natural gas sold to Ameren Missouri’s and Ameren Illinois’ customers as well as the demand for off-system sales. Federal, state, and local authorities continually revise these regulations, which adds uncertainty to our planning process and to the ultimate implementation of these or other new or revised regulations. Failure to comply with these laws could have a material adverse effect on us. We could be subject to criminal or civil penalties by regulatory agencies, or we could be ordered by the courts to pay private parties. Except as indicated in this report, we believe that we are in material compliance with existing laws that currently apply to our operations.
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
TRANSMISSION
Ameren owns an integrated transmission system that is composed of the transmission assets of Ameren Missouri, Ameren Illinois, and ATXI. Ameren also operates two MISO balancing authority areas: AMMO and AMIL. The AMMO balancing authority area includes the load and energy centers of Ameren Missouri, and had a peak demand of 7,108 MWs in 2020. The AMIL balancing authority area includes the load of Ameren Illinois, and had a peak demand of 8,351 MWs in 2020. The Ameren transmission system directly connects with 15 other balancing authority areas for the exchange of electric energy.
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
Ameren Missouri files a long-term nonbinding integrated resource plan with the MoPSC every three years. The most recent integrated resource plan, filed in September 2020, includes Ameren Missouri’s preferred approach for meeting customers’ projected long-term energy needs in a cost-effective manner while maintaining system reliability and customer affordability. The plan, which is subject to review by the MoPSC for compliance with Missouri law, targets cleaner and more diverse sources of energy generation, including solar, wind, hydro, and nuclear power, and supports increased investment in new energy technologies. It also includes expanding renewable sources by adding 3,100 MWs of renewable generation by the end of 2030 and a total of 5,400 MWs of renewable generation by 2040, inclusive of the High Prairie and Atchison renewable energy centers, the expectation that Ameren Missouri will seek NRC approval for an extension of the operating license for the Callaway Energy Center, expanding customer energy-efficiency programs, adding cost-effective demand response programs, advancing the retirement dates of the Sioux and Rush Island coal-fired energy centers to 2028 and 2039, respectively, and retiring the remaining coal-fired energy centers as they reach the end of their useful lives, including the Meramec Energy Center by the end of 2022. The addition of a renewable generation facility is subject to obtaining necessary project approvals, including FERC approval and the issuance of a certificate of convenience and necessity by the MoPSC, as applicable. Advancing the retirement dates of the Sioux and Rush Island energy centers is subject to the approval of a change in the assets’ depreciable lives by the MoPSC in a future regulatory rate review. Ameren Missouri would be adversely affected if the MoPSC does not allow recovery of the remaining investment and decommissioning costs associated with the retirement of an energy center, as well as the ability to earn a return on that remaining investment and those decommissioning costs. Ameren Missouri expects to file its next integrated resource plan in September 2023.

Ameren Missouri continues to evaluate its longer-term needs for new generating capacity. The need for investment in new sources of energy is dependent on several key factors, including continuation of and customer participation in energy-efficiency programs, the amount of distributed generation from customers, load growth, technological advancements, costs of generation alternatives, environmental regulation of coal-fired power plants, and state renewable energy requirements, which could lead to the retirement of current baseload assets before the end of their current useful lives or alterations in the way those assets operate, which could result in increased capital expenditures and/or increased operations and maintenance expenses. Because of the significant time required to plan, acquire permits for, and build a baseload energy center, Ameren Missouri continues to study alternatives and to take steps to preserve options to meet future demand. Steps include evaluating the potential for further diversification of Ameren Missouri’s generation portfolio through renewable energy generation, including wind and solar generation, extending the operating license for the Callaway Energy Center, additional customer energy-efficiency and demand response programs, distributed energy resources, and energy storage.
Missouri law requires Ameren Missouri to offer rebates and net metering to certain customers that install solar generation at their premises. The cost of the rebates are deferred as a regulatory asset under the RESRAM, and earn carrying costs at short-term interest rates. Customers that elect to enroll in net metering are allowed to net their generation against their usage within each billing month.
Ameren Illinois
In Illinois, while electric transmission and distribution service rates are regulated, power supply prices are not. Although electric customers are allowed to purchase power from an alternative retail electric supplier, Ameren Illinois is required to be the provider of last resort for its electric distribution customers. In 2020, 2019, and 2018, Ameren Illinois procured power on behalf of its customers for 23%, 22%, and 23%, respectively, of its total kilowatthour sales. Power purchased by Ameren Illinois for its electric distribution customers who do not elect to purchase their power from an alternative retail electric supplier comes either through procurement processes conducted by the IPA or through markets operated by the MISO. The IPA administers an RFP process through which Ameren Illinois procures its expected supply. The power and related procurement costs incurred by Ameren Illinois are passed directly to its electric distribution customers through a cost recovery mechanism. The costs are reflected in Ameren Illinois Electric Distribution’s results of operations, but do not affect Ameren Illinois Electric Distribution’s earnings because these costs are offset by corresponding revenues. Ameren Illinois charges transmission and distribution service rates to electric distribution customers who purchase electricity from alternative retail electric suppliers, which does affect Ameren Illinois Electric Distribution’s earnings.
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
POWER GENERATION
Ameren Missouri owns energy centers that rely on a diverse fuel portfolio, including coal, nuclear, and natural gas, as well as renewable sources of generation, which include hydroelectric, wind, methane gas, and solar. All of Ameren Missouri’s coal-fired energy centers were constructed prior to 1978. The Callaway nuclear energy center began operation in 1984 and is licensed to operate until 2044. As of December 31, 2020, Ameren Missouri’s coal-fired energy centers represented 11% and 23% of Ameren’s and Ameren Missouri’s rate base, respectively. See Item 2 – Properties under Part I of this report for information regarding Ameren Missouri’s energy centers.
Coal
Ameren Missouri has an ongoing need for coal as fuel for generation, and pursues a price-hedging strategy consistent with this requirement. Ameren Missouri has agreements in place to purchase and transport coal to its energy centers. As of December 31, 2020, Ameren Missouri had price-hedged 100% of its expected coal supply and 100% of its coal transportation requirements for generation in 2021. Ameren Missouri has additional coal supply under contract through 2025. The Powder River Basin coal transport agreements that Ameren Missouri has with Union Pacific Railroad and Burlington Northern Santa Fe Railway are currently set to expire at the end of 2024. Ameren Missouri burned approximately 15.4 million tons of coal in 2020.
About 97% of Ameren Missouri’s coal is purchased from the Powder River Basin in Wyoming, which has a limited number of suppliers. The remaining coal is typically purchased from the Illinois Basin. Targeted coal inventory levels may be adjusted because of generation levels or uncertainties of supply due to potential work stoppages, delays in coal deliveries, equipment breakdowns, and other factors. Deliveries from the Powder River Basin have occasionally been restricted because of rail congestion and maintenance, derailments, weather, and supplier financial hardship. Coal suppliers in the Power River Basin are experiencing financial hardship because of a decrease in demand resulting from increased natural gas and renewable energy generation, and the impact of environmental regulations, as well as concerns related to coal-fired generation. These financial hardships have resulted in bankruptcy filings by certain coal suppliers in recent years. As of December 31, 2020, coal inventories for Ameren Missouri were near targeted levels. Disruptions in coal deliveries could cause Ameren

Missouri to pursue a strategy that could include reducing off-system sales of power during low-margin periods, buying higher-cost fuels to generate required electricity, and purchasing power from other sources.
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
The Callaway Energy Center has historically required refueling at 18-month intervals. During its return to full power after the completion of the last refueling and maintenance outage in late December 2020, the Callaway Energy Center experienced a non-nuclear operating issue related to its generator. A thorough investigation of this matter was conducted. Work has begun to replace certain key components of the generator in order to return the energy center to service. As of the date of this filing, due to the long lead time for the manufacture, repair, and installation of these components, the energy center is expected to return to service in late June or early July 2021. Ameren Missouri has inventories, supply contracts, and fuel fabrication service contracts sufficient to meet all of its uranium (concentrate and hexafluoride), conversion, and enrichment requirements at least through the 2025 refueling.
RENEWABLE ENERGY AND ZERO EMISSION STANDARDS
Missouri and Illinois laws require electric utilities to include renewable energy resources in their portfolios. Ameren Missouri and Ameren Illinois satisfied their renewable energy portfolio requirements in 2020.
Ameren Missouri
In Missouri, utilities were required to purchase or generate electricity equal to at least 10% of native load sales from renewable energy sources in 2020. The requirement increased to at least 15% in 2021, subject to an average 1% annual increase on customer rates over any 10-year period. At least 2% of the annual renewable energy requirement must be derived from solar energy. Ameren Missouri expects to satisfy the nonsolar requirement in 2021 with its High Prairie Renewable, Atchison Renewable, Keokuk, and Maryland Heights energy centers, a 102-MW power purchase agreement with a wind farm operator, and immaterial renewable energy credit purchases in the market. In December 2020, Ameren Missouri acquired and placed in service the High Prairie Renewable Energy Center, a 400-MW wind generation facility. In January 2021, Ameren Missouri acquired an up-to 300-MW wind generation project and, as of the date of this filing, placed 120 MWs in service as the Atchison Renewable Energy Center. Ameren Missouri expects approximately 150 MWs to be in service by the end of the first quarter of 2021, and the remaining portion to be in service later in 2021. For additional information see Note 2 – Rate and Regulatory Matters under Part II, Item 8, of this report. The Keokuk Energy Center generates electricity using a hydroelectric dam located on the Mississippi River. The Maryland Heights Energy Center generates electricity by burning methane gas collected from a landfill. Ameren Missouri is meeting the solar energy requirement by purchasing solar-generated renewable energy credits from customer-installed systems and by generating solar energy at its O’Fallon, Lambert, and BJC energy centers and its headquarters building.
Ameren Illinois
In accordance with Illinois law, Ameren Illinois is required to collect funds from all electric distribution customers to fund IPA procurement events for renewable energy credits. The amount collected from customers by Ameren Illinois is capped at $1.81 per MWh. The IPA establishes its long-term renewable resources procurement plans in a filing made every two years. The IPA’s initial long-term renewable resources procurement plan was approved by the ICC in 2018. The IPA’s plan set forth guidelines by which the IPA should procure 15-year contracts for wind renewable energy credits and solar renewable energy credits. As a result, Ameren Illinois is required to purchase 1.2 million wind renewable energy credits per year and 1.2 million solar renewable energy credits per year, through IPA procurement events, which represented approximately 7% of Ameren Illinois’ electric distribution sales in 2020. The IPA has completed several procurement events, resulting in contractual commitments for Ameren Illinois of 0.9 million wind renewable energy credits per year and 1.2 million solar renewable energy credits per year. Ameren Illinois has also entered into renewable energy credit contracts with 20-year terms ending 2032 and will execute additional contracts in 2021, through IPA procurement events, in order to fulfill its remaining obligations. In February 2020, the ICC approved the IPA’s second long-term renewable resources procurement plan. Under the second plan, based on forecasted customer collections to fund renewable energy credit contracts, the IPA does not anticipate procuring additional contracts. However, if customer funds collected exceed the cost of procured contracts, the IPA may procure additional contracts. Funds collected but not used to procure renewable energy credits will be refunded to customers pursuant to a reconciliation proceeding that would be initiated after August 2021.
Illinois law also required Ameren Illinois to enter into contracts for zero emission credits in an amount equal to approximately 16% of the actual amount of electricity delivered to retail customers during calendar year 2014, pursuant to Illinois’ zero emission standard. As a result of a 2018 IPA procurement event, which was approved by the ICC, Ameren Illinois entered into agreements to acquire zero emission credits through 2026. Annual zero emission credit commitment amounts will be published by the IPA each May prior to the start of the subsequent planning year. Both renewable energy credits and zero emission credits have cost recovery mechanisms, which allow Ameren Illinois to collect from, or refund to, customers differences between actual costs incurred from the resulting contracts and the amounts collected from customers.
CUSTOMER ENERGY-EFFICIENCY PROGRAMS
Ameren Missouri and Ameren Illinois have implemented energy-efficiency programs to educate and to help their customers become more efficient energy consumers.
Ameren Missouri
In Missouri, the Missouri Energy Efficiency Investment Act established a rider that, among other things, allows electric utilities to recover costs with respect to MoPSC-approved customer energy-efficiency programs. The law requires the MoPSC to ensure that a utility’s financial incentives are aligned to help customers use energy more efficiently, to provide timely cost recovery, and to provide earnings opportunities associated with cost-effective energy-efficiency programs. Missouri does not have a law mandating energy-efficiency programs.
In 2018, the MoPSC issued an order approving Ameren Missouri’s MEEIA 2019 plan. The plan includes a portfolio of customer energy-efficiency programs through December 2022 and low-income customer energy-efficiency programs through December 2024, along with a rider. Ameren Missouri intends to invest $290 million over the life of the plan, including $65 million in 2021 and $70 million in 2022. In addition, the plan includes a performance incentive that provides Ameren Missouri an opportunity to earn additional revenues by achieving certain customer energy-efficiency goals. In August 2020, the MoPSC issued an order approving a unanimous stipulation and agreement establishing performance incentives for the 2022 program year. If the target goals are achieved for 2020, 2021, and 2022, additional revenues of $10 million, $13 million, and $11 million would be recognized in 2021, 2022, and 2022, respectively. Incremental additional revenues of $3 million, $3 million, and $1 million may be earned for 2020, 2021, and 2022, respectively, and would be recognized in the respective following year if Ameren Missouri exceeds its targeted goals. Ameren Missouri’s ability to achieve and/or exceed targeted goals could be affected by the COVID-19 pandemic. Through 2020, Ameren Missouri has invested $121 million in MEEIA 2019 customer energy-efficiency programs. Additionally, as part of its Smart Energy Plan, Ameren Missouri has invested $115 million in smart meters since 2019 that enable customers to improve their energy efficiency.
The MEEIA 2019 plan includes the continued use of the MEEIA rider. The MEEIA rider allows Ameren Missouri to collect from, or refund to, customers any difference between actual program costs, lost electric margins, and any performance incentive and the amounts collected from customers, without a traditional regulatory rate review, until lower volumes resulting from the MEEIA programs are reflected in base rates. Customer rates, based upon both forecasted program costs and lost electric margins and collected via the MEEIA rider, are reconciled annually to actual results.
Ameren Illinois
State law requires Ameren Illinois to offer customer energy-efficiency programs, and imposes electric energy-efficiency savings goals and a maximum amount of investment in electric energy-efficiency programs through 2030, which is approximately $100 million annually. In September 2017, the ICC issued an order approving Ameren Illinois’ electric and natural gas energy-efficiency plans, as well as regulatory recovery mechanisms. The order authorized electric and natural gas energy-efficiency program expenditures of $394 million and $62 million, respectively, for the 2018 through 2021 period. Additionally, as part of its IEIMA capital investments, Ameren Illinois has invested $300 million in smart meters since 2012 that enable customers to improve their energy efficiency.
Illinois law allows Ameren Illinois to earn a return on its electric energy-efficiency program investments made since June 2017. Ameren Illinois’ electric energy-efficiency investments are deferred as a regulatory asset and earn a return at the applicable WACC, with the ROE based on the annual average of the monthly yields of the 30-year United States Treasury bonds plus 580 basis points. The allowed ROE on electric energy-efficiency investments can be increased or decreased by up to 200 basis points, depending on the achievement of annual energy savings goals. Ameren Illinois plans to invest up to approximately $100 million per year in electric energy-efficiency programs through 2025, and will earn a return on those investments. While the ICC has approved a plan consistent with this spending level through 2021, the ICC has the ability to reduce the amount of electric energy-efficiency savings goals in future plan program years if there are insufficient cost-effective programs available, which could reduce the investments in electric energy-efficiency programs. The electric energy-efficiency program investments and the return on those investments are collected from customers through a rider and are not included in the electric distribution service performance-based formula ratemaking framework. Ameren Illinois’ natural gas energy-efficiency program costs are recovered as they are incurred through a regulatory recovery mechanism.
NATURAL GAS SUPPLY FOR DISTRIBUTION
Ameren Missouri and Ameren Illinois are responsible for the purchase and delivery of natural gas to their customers. Ameren Missouri and Ameren Illinois each develop and manage a portfolio of natural gas supply resources. These resources include firm natural gas supply agreements with producers, firm interstate and intrastate transportation capacity, firm no-notice storage capacity leased from interstate pipelines, and on-system storage facilities to maintain natural gas deliveries to customers throughout the year and especially during peak demand periods. Ameren Missouri and Ameren Illinois primarily use Panhandle Eastern Pipe Line Company, Trunkline Gas Company, Natural Gas Pipeline Company of America, Mississippi River Transmission Corporation, Northern Border Pipeline Company, and Texas Eastern Transmission Corporation interstate pipeline systems to transport natural gas to their systems. In addition to transactions requiring physical delivery, certain financial instruments, including those entered into in the New York Mercantile Exchange futures market and in the over-the-counter financial markets, are used to hedge the price paid for natural gas. Natural gas supply costs are passed on to customers of Ameren Missouri and Ameren Illinois under PGA clauses, subject to prudence reviews by the MoPSC and the ICC. As of December 31, 2020, Ameren Missouri and Ameren Illinois had price-hedged 68% and 73%, respectively, of their expected 2021 natural gas supply requirements.
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
HUMAN CAPITAL MANAGEMENT
The execution of Ameren’s core strategy to invest in regulated infrastructure, continuously improve performance, and advocate for responsible policies to deliver superior customer and shareholder value is driven by the capabilities and engagement of our workforce. Ameren’s workforce strategy is designed to promote a diverse workforce that is prepared to deliver on Ameren’s mission (To Power the Quality of Life) and vision (Leading the Way to a Sustainable Energy Future), both today and in the future. Our workforce strategy is anchored in four key pillars: Culture, Leadership, Talent, and Rewards, which are discussed further below. Foundational to our workforce strategy are our core values of:

•Safety and security •Commitment to excellence •Respect •Accountability	•Diversity, equity, and inclusion •Integrity •Teamwork •Stewardship
Ameren’s chief executive officer and chief human resources officer, with the support of other leaders of the Ameren Companies, are responsible for developing and executing our workforce strategy. In addition to reviewing and determining the Ameren Companies’ compensation practices and policies for the chief executive officer and other executive officers, the Human Resources Committee of Ameren’s board of directors is responsible for oversight of Ameren’s human capital management practices and policies, including those related to diversity, equity, and inclusion. The Human Resources Committee and Ameren’s board of directors are updated regularly on human capital matters.
Culture
We strive to cultivate a values-based “All-In” culture that enables the sustainable execution of our core strategy and reflects the following characteristics:

•We Care about our customers, our communities, and each other •We Serve with Passion	•We Deliver for our customers and stakeholders •We Win Together as a result of our teamwork and collaboration
We design our human capital management practices and policies to reinforce our core values, share our culture, and drive employee engagement. In doing so, we strive to align our employees to our mission and vision, improve safety, enhance innovation, increase productivity, attract and retain top talent, and recognize employee contributions, among other things. We assess employee engagement through a variety of channels. As a part of our assessment, we conduct confidential employee engagement surveys at least annually to identify areas of strength and opportunities for improvement in our employees’ experience, and take actions aimed at increasing employee engagement.
As a part of our All-In culture, every employee is expected to challenge any unsafe act, complete each workday safely, and provide feedback on safety and security matters. In addition to comprehensive safety and security standards, and mandatory health, safety, and security training programs for applicable employees, we promote programs designed to encourage employees to provide feedback on practices or actions that could harm employees, customers, or the Ameren Companies, including perceived issues related to safety, security (both physical and cyber), ethics and compliance violations, or acts of discrimination. For additional information about the actions taken designed to protect the safety of our employees and customers during the COVID-19 pandemic, see The COVID-19 Pandemic section below.

We seek to foster diversity, equity, and inclusion, which was elevated to a core value in 2020, across our organization. Ameren has established programs to recruit early and mid-career talent to further enhance the diversity of our workforce pipelines. These programs include an intern/coop program that serves as a pipeline for STEM-related careers, a career reentry program for experienced professionals transitioning from voluntary career breaks, and a program for individuals transitioning from military service. Additionally, each year management and the Human Resources Committee of Ameren’s board of directors review the diversity of our workforce, leadership team, and leadership development pipeline, as well as the actions taken to further enhance the diversity of our leadership team. In addition, the Ameren Companies contribute to community-based organizations, hold diversity, equity, and inclusion leadership summits for employees and community leaders, and offer various training programs. Beginning in 2021, we implemented a program to provide paid-time off for employees who engage in volunteer or learning opportunities with organizations that support diversity, equity, and inclusion. We also have employee resource groups, which bring together groups of employees who share common interests or backgrounds. Within these groups, employees collaborate to address concerns and provide training and development opportunities related to challenges or barriers, and offer support for each other, among other things.
Leadership
Ameren’s leaders play a critical role in setting and executing Ameren’s strategic initiatives, modeling our values and culture, and engaging and enabling the workforce. As such, we seek to develop a strong, diverse leadership team. Management engages in an extensive succession planning process annually, which includes the involvement by Ameren’s board of directors. We develop our leaders both individually, through job rotations, work experiences, and leadership development programs, and as a team. Throughout the year, we offer a variety of forums intended to connect our leaders to our mission, values, strategy and culture, build leadership skills and capabilities, and to promote connection and inclusion. In addition, we evaluate our organizational structure and make adjustments and expand roles to facilitate execution of our strategy and organizational efficiency.
Talent
In order to attract and retain a skilled and diverse workforce, we promote an inclusive work environment, provide opportunities for employees to expand their knowledge and skill sets, and support career development. Our talent management initiatives include a wide range of recruiting partnerships and programs, including those programs discussed above. Our onboarding efforts are designed to ensure early engagement, including the opportunity to participate in mentoring programs. Additionally, employees are encouraged to participate in technical, professional, and leadership development opportunities, and outreach initiatives to engage with the communities that we serve, among other things. As our business needs change, we remain focused on ensuring that our workforce has the tools and skills necessary to deliver on our strategic initiatives.
Workforce
The majority of our workforce is comprised of skilled-craft and STEM-related professional and technical employees. Our workforce has been stable, with a total attrition rate of 7% in 2020. The majority of employee attrition is attributable to employee retirements, generally allowing for thoughtful workforce and succession planning in advance of these planned transitions. The following table presents our employee count and their average tenure as of December 31, 2020, and the attrition rate in 2020:

	Employee Count	Average Tenure (in years)	Attrition Rate
Ameren	9,183	14	7%
Ameren Missouri	3,997	15	7%
Ameren Illinois	3,304	14	7%
Ameren Services	1,882	11	6%
Ameren’s workforce is diverse in many ways. At the officer level, which represents 53 individuals, 23% are female and 21% are racially and/or ethnically diverse. The following table presents our total employee population that is represented by a collective bargaining unit, is a female, or is racially and/or ethnically diverse at December 31, 2020:

	Collective Bargaining Unit	Female	Racially and/or Ethnically Diverse
Ameren	48%	25%	15%
Ameren Missouri	59%	17%	14%
Ameren Illinois	55%	24%	13%
Ameren Services	13%	40%	22%

The following table presents Ameren’s employees by generation at December 31, 2020:

Generation Description	Ameren	Ameren Missouri	Ameren Illinois	Ameren Services
Baby Boomer (birth years between 1946 and 1964)	24%	24%	23%	24%
Generation X (birth years between 1965 and 1980)	40%	41%	39%	41%
Millennials (birth years between 1981 and 1996)	34%	33%	37%	33%
Generation Z/Post Millennial (birth years after 1997)	2%	2%	1%	2%
Collective bargaining units at Ameren’s subsidiaries consist of the International Brotherhood of Electrical Workers, the International Union of Operating Engineers, the Laborer’s International Union of North America, the United Association of Plumbers and Pipefitters, and the United Government Security Officers of America. The Ameren Companies expect continued constructive relationships with their respective labor unions. The Ameren Missouri collective bargaining unit contracts expire in 2021 and 2022, which cover 3% and 97% of represented employees, respectively. The Ameren Illinois collective bargaining unit contracts expire in 2022 and 2023, which cover 93% and 7% of represented employees, respectively.
Rewards
The primary objective of our rewards program is to provide a total rewards package that attracts and retains a talented workforce and reinforces strong performance in a financially sustainable manner. Management continuously evaluates our core benefits in an effort to create a market-competitive, performance-based, shareholder-aligned total rewards package with a view towards balancing employee value and financial sustainability. We recognize that the rewards package required to attract and retain talent over the long term is about more than pay and benefits; it is about the total employee experience and supporting their overall well-being. In addition to base salary, medical benefits, and retirement benefits, including 401(k) savings and pension, our total rewards package includes short-term incentives and long-term stock-based compensation for certain employees. Further, we offer our employees various programs that encourage overall well-being, including wellness and employee assistance programs. We strive to provide a competitive and sustainable rewards package that supports our ability to attract, engage, and retain a talented and diverse workforce, while at the same time reinforcing and rewarding strong performance.
THE COVID-19 PANDEMIC
The COVID-19 pandemic continues to be a constantly evolving situation. In 2020, we experienced a net decrease in our sales volumes, an increase in our accounts receivable balances that were past due or that were a part of a deferred payment arrangement, and a decline in our cash collections from customers. The continued effect of the COVID-19 pandemic on our results of operations, financial position, and liquidity in subsequent periods will depend on its severity and longevity, future regulatory or legislative actions with respect thereto, and the resulting impact on business, economic, and capital market conditions. Shelter-in-place orders began taking effect in our service territories in mid-March 2020. These orders generally required individuals to remain at home and precluded or limited the operation of businesses that were deemed nonessential. While our business operations were deemed essential and were not directly impacted by the shelter-in-place orders, approximately 65% of our workforce transitioned to remote working arrangements in mid-March 2020. In order to work more effectively in certain areas, a portion of our workforce returned to our work locations in early June 2020 under a phased approach, and, as of the date of this filing, approximately 50% of our workforce continues to work remotely. In mid-May 2020, shelter-in-place orders effective in our service territories began to be relaxed, with fewer restrictions on social activities and nonessential businesses beginning to reopen. However, certain restrictions remain in place that limit individual activities and the operation of nonessential businesses. Additional restrictions may be imposed in the future.
During the COVID-19 pandemic, Ameren has taken significant actions designed to protect the safety of our employees and customers, including restricting travel for employees, implementing work-from-home policies, offering voluntary leave of absence arrangements and flexible reduced work schedules, enhancing paid time off programs for impacted employees, securing and supplying personal protective equipment, and implementing work practices to protect the safety of our employees and customers. In addition to our existing employee assistance program, we provided additional resources on physical, emotional, and financial well-being throughout the pandemic.
For further discussion of the impact to our businesses related to the pandemic and regulatory mechanisms that reduce these impacts, as well as Ameren Missouri’s requests for accounting authority orders related to COVID-19 pandemic costs, see Overview, Results of Operations, and Outlook in Management’s Discussion and Analysis of Financial Condition and Results of Operations under Part II, Item 7, and Note 1 – Summary of Significant Accounting Policies and Note 2 – Rate and Regulatory Matters under Part II, Item 8, of this report.
INDUSTRY ISSUES
We are facing issues common to the electric and natural gas utility industry. These issues include:
•the potential for changes in laws, regulations, enforcement efforts, and policies at the state and federal levels;

•corporate tax law changes, as well as additional interpretations, regulations, amendments, or technical corrections that affect the amount and timing of income tax payments, reduce or limit the ability to claim certain deductions and use carryforward tax benefits and/or credits, or result in rate base reductions;
•cybersecurity risks, cyber attacks, including ransomware and other ransom-based attacks, hacking, social engineering, and other forms of malicious cybersecurity and/or privacy events, which could result in the loss of operational control of energy centers and electric and natural gas transmission and distribution systems and/or the theft or inappropriate release of certain types of information, including sensitive customer, employee, financial, and operating system information;
•political, regulatory, and customer resistance to higher rates;
•the potential for more intense competition in generation, supply, and distribution, including new technologies and their declining costs;
•the impact and effectiveness of vegetation management programs;
•the modernization of the electric grid to accommodate a two-way flow of electricity and increase capacity for distributed generation interconnection;
•net metering rules and other changes in existing regulatory frameworks and recovery mechanisms to address the allocation of costs to customers who own generation resources that enable them both to sell power to us and to purchase power from us through the use of our transmission and distribution assets;
•legislation or programs to encourage or mandate energy efficiency, energy conservation, and renewable sources of power, and the lack of consensus as to how those programs should be paid for;
•pressure and uncertainty on customer growth and sales volumes in light of the COVID-19 pandemic and other economic conditions, distributed generation, energy storage, technological advances, and energy-efficiency or conservation initiatives;
•the potential for orders to suspend disconnections and/or late fees for customer nonpayment resulting from the COVID-19 pandemic and the related potential impact on liquidity;
•changes in the structure of the industry as a result of changes in federal and state laws, including the formation and growth of independent transmission entities;
•changes in the allowed ROE on FERC-regulated electric transmission assets;
•the availability of fuel and fluctuations in fuel prices;
•the availability of materials and equipment, and the potential disruptions in supply chains resulting from the COVID-19 pandemic;
•the availability of a skilled work force, including retaining the specialized skills of those who are nearing retirement;
•the potential for reduced efficiency and productivity due to increased use of remote working arrangements;
•regulatory lag;
•the influence of macroeconomic factors on yields of United States Treasury securities and on the allowed ROE provided by regulators;
•higher levels of infrastructure and technology investments and adjustments to customer rates associated with the refund of excess deferred income taxes that have resulted in, and are expected to continue to result in, negative or decreased free cash flow, which is defined as cash flows from operating activities less cash flows from investing activities and dividends paid;
•the demand for access to renewable energy generation at rates acceptable to customers;
•public concerns about the siting of new facilities, and challenges that members of the public can assert against applications for governmental permits and other approvals required to site and build new facilities that can result in significant cost increases, delays and denial of the permits and approvals by the regulators;
•complex new and proposed environmental laws including statutes, regulations, and requirements, such as air and water quality standards, mercury emissions standards, CCR management requirements, and potential CO2 limitations, which may reduce the frequency at which electric generating units are dispatched based upon their CO2 emissions;
•public concerns about the potential environmental impacts from the combustion of fossil fuels and the use of natural gas;
•certain investors’ concerns about investing in utility companies that have coal-fired generation assets and increasing scrutiny of environmental, social, and governance practices;
•aging infrastructure and the need to construct new power generation, transmission, and distribution facilities, which have long time frames for completion, with limited long-term ability to predict power and commodity prices and regulatory requirements;
•public concerns about nuclear generation, decommissioning, and the disposal of nuclear waste;
•industry reputational challenges resulting from recent high profile inappropriate lobbying and similar activities by certain utility companies; and
•consolidation of electric and natural gas utility companies.
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

OPERATING STATISTICS
The following tables present key electric and natural gas operating statistics for Ameren for the past three years:

Electric Operating Statistics – Year Ended December 31,	2020	2019	2018
Electric Sales – kilowatthours (in millions):
Ameren Missouri:
Residential	13,267	13,532	14,320
Commercial	13,117	14,269	14,791
Industrial	4,158	4,242	4,499
Street lighting and public authority	88	99	108
Ameren Missouri retail load subtotal	30,630	32,142	33,718
Off-system	7,578	5,477	10,036
Ameren Missouri total	38,208	37,619	43,754
Ameren Illinois Electric Distribution(a):
Residential	11,491	11,675	12,099
Commercial	11,414	12,341	12,717
Industrial	10,674	11,587	11,673
Street lighting and public authority	442	491	513
Ameren Illinois Electric Distribution total	34,021	36,094	37,002
Eliminate affiliate sales	(322)	(84)	(288)
Ameren total	71,907	73,629	80,468
Electric Operating Revenues (in millions):
Ameren Missouri:
Residential	$1,373	$1,403	$1,560
Commercial	1,025	1,157	1,271
Industrial	261	278	312
Other, including street lighting and public authority	155	127	30	(b)
Ameren Missouri retail load subtotal	$2,814	$2,965	$3,173
Off-system	170	144	278
Ameren Missouri total	$2,984	$3,109	$3,451
Ameren Illinois Electric Distribution:
Residential	$867	$848	$867
Commercial	486	497	511
Industrial	124	127	130
Other, including street lighting and public authority	21	32	39
Ameren Illinois Electric Distribution total	$1,498	$1,504	$1,547
Ameren Transmission:
Ameren Illinois Transmission(c)	$329	$288	$267
ATXI	194	176	166
Ameren Transmission total	$523	$464	$433
Other and intersegment eliminations	(94)	(96)	(92)
Ameren total	$4,911	$4,981	$5,339
(a)Sales for which power was supplied by Ameren Illinois as well as alternative retail electric suppliers. In 2020, 2019, and 2018, Ameren Illinois procured power on behalf of its customers for 23%, 22%, and 23%, respectively, of its total kilowatthour sales.
(b)Includes $60 million for the year ended December 31, 2018, for the reduction to revenue for the excess amounts collected in rates related to the TCJA from January 1, 2018, through July 31, 2018. See Note 2 – Rate and Regulatory Matters for additional information.
(c)Includes $52 million, $62 million, and $53 million in 2020, 2019, and 2018, respectively, of electric operating revenues from transmission services provided to Ameren Illinois Electric Distribution.

Electric Operating Statistics – Year Ended December 31,	2020	2019	2018
Ameren Missouri fuel costs (cents per kilowatthour generated)(a)	1.38 ¢	1.38 ¢	1.59 ¢
Source of Ameren Missouri energy supply:
Coal	67.3%	63.4%	67.8%
Nuclear	19.4	23.3	23.7
Hydroelectric	4.5	5.0	2.5
Natural gas	0.5	0.5	1.0
Methane gas and solar	0.5	0.2	0.1
Purchased – wind	0.6	0.7	0.6
Purchased power	7.2	6.9	4.3
Ameren Missouri total	100.0%	100.0%	100.0%
(a)    Ameren Missouri fuel costs exclude ($49) million, $5 million and $44 million in 2020, 2019, and 2018, respectively, for changes in FAC recoveries.

Natural Gas Operating Statistics – Year Ended December 31,	2020	2019	2018
Natural Gas Sales – dekatherms (in millions):
Ameren Missouri:
Residential	7	7	7
Commercial	3	4	4
Industrial	1	1	1
Transport	9	9	9
Ameren Missouri total	20	21	21
Ameren Illinois Natural Gas:
Residential	55	61	60
Commercial	15	19	18
Industrial	7	4	4
Transport	96	101	100
Ameren Illinois Natural Gas total	173	185	182
Ameren total	193	206	203
Natural Gas Operating Revenues (in millions):
Ameren Missouri:
Residential	$76	$81	$90
Commercial	29	34	37
Industrial	4	4	4
Transport and other	16	15	7
Ameren Missouri total	$125	$134	$138
Ameren Illinois Natural Gas:
Residential	$541	$570	$581
Commercial	136	154	159
Industrial	14	13	17
Transport and other	69	60	58
Ameren Illinois Natural Gas total	$760	$797	$815
Other and intercompany eliminations	(2)	(2)	(1)
Ameren total	$883	$929	$952

Rate Base Statistics – At December 31,	2020	2019	2018
Rate Base (in billions):
Electric transmission and distribution	$12.1	$10.7	$9.4
Natural gas transmission and distribution	2.4	2.1	1.9
Coal generation:
Labadie Energy Center	0.9	0.9	0.8
Sioux Energy Center	0.7	0.6	0.6
Rush Island Energy Center	0.4	0.5	0.4
Meramec Energy Center	0.1	0.1	0.2
Coal generation total	2.1	2.1	2.0
Nuclear generation	1.5	1.4	1.3
Renewable generation	1.0	0.5	0.5
Natural gas generation	0.3	0.4	0.4
Rate base total	$19.4	$17.2	$15.5

AVAILABLE INFORMATION
The Ameren Companies make available free of charge through Ameren’s website (www.amereninvestors.com) their annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and any amendments to those reports filed with or furnished to the SEC pursuant to Sections 13(a) or 15(d) of the Exchange Act as soon as reasonably possible after such reports are electronically filed with, or furnished to, the SEC. These documents are also available through the SEC’s website (www.sec.gov). Ameren’s website is a channel of distribution for material information about the Ameren Companies. Financial and other material information is routinely posted to, and accessible at, Ameren’s website.
The Ameren Companies also make available free of charge through Ameren’s website the charters of Ameren’s board of directors’ Audit and Risk Committee, Human Resources Committee, Nominating and Corporate Governance Committee, Finance Committee, and Nuclear, Operations and Environmental Sustainability Committee; the corporate governance guidelines; a policy regarding communications to the board of directors; a policy and procedures document with respect to related-person transactions; a code of ethics applicable to all directors, officers and employees; a supplemental code of ethics for principal executive and senior financial officers; and a director nomination policy that applies to the Ameren Companies. The information on Ameren’s website, or any other website referenced in this report, is not incorporated by reference into this report.
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
We are subject to federal, state, and local regulation. The extensive regulatory frameworks, some of which are more specifically identified in the following risk factors, regulate, among other matters, the electric and natural gas utility industries; the rate and cost structure of utilities, including an allowed ROE; the operation of nuclear power plants; the construction and operation of generation, transmission, and distribution facilities; the acquisition, disposal, depreciation and amortization of assets and facilities; the electric transmission system reliability; and wholesale and retail competition. In the planning and management of our operations, we must address the effects of existing and proposed laws and regulations and potential changes in our regulatory frameworks, including initiatives by federal and state legislatures, RTOs, utility regulators, and taxing authorities. Significant changes in the nature of the regulation of our businesses, including expiration of, or significant changes to, existing regulatory mechanisms, could require changes to our business planning and management of our businesses and could adversely affect our results of operations, financial position, and liquidity. Failure to obtain adequate rates or regulatory approvals in a timely manner; failure to obtain necessary licenses or permits from regulatory authorities; the impact of new or modified laws, regulations, standards, interpretations, or other legal requirements; or increased compliance costs could adversely affect our results of operations, financial position, and liquidity.
The electric and natural gas rates that we are allowed to charge are determined through regulatory proceedings, which are subject to intervention and appeal. Rates are also subject to legislative actions, which are largely outside of our control. Certain events could prevent us from recovering our costs in a timely manner or from earning adequate returns on our investments.
The rates that we are allowed to charge for our utility services significantly influence our results of operations, financial position, and liquidity. The electric and natural gas utility industry is highly regulated. The utility rates charged to customers are determined by governmental entities, including the MoPSC, the ICC, and the FERC. Decisions by these entities are influenced by many factors, including the cost of providing service, the prudency of expenditures, the quality of service, regulatory staff knowledge and experience, customer intervention, and economic conditions, as well as social and political views. Decisions made by these governmental entities regarding customer rates are largely outside of our control. We are exposed to regulatory lag and cost disallowances to varying degrees by jurisdiction, which, if unmitigated, could adversely affect our results of operations, financial position, and liquidity. Rate orders are also subject to appeal, which creates additional uncertainty as to the rates that we will ultimately be allowed to charge for our services. From time to time, our regulators may approve trackers, riders, or other recovery mechanisms that allow electric or natural gas rates to be adjusted without a traditional regulatory rate review. These mechanisms could be changed or terminated.
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
As a result of its participation in performance-based formula ratemaking, Ameren Illinois’ ROE for its electric distribution service and its electric energy-efficiency investments is directly correlated to yields on United States Treasury bonds. Additionally, Ameren Illinois is required to achieve certain performance standards. With respect to its natural gas delivery service business, unless extended, Ameren Illinois’ QIP will sunset after December 2023.
Ameren Illinois elects to participate in a performance-based formula ratemaking framework established pursuant to the IEIMA for its electric distribution service. Ameren Illinois’ electric distribution revenues are decoupled from sales volumes, which ensures that the electric distribution revenues authorized in a regulatory rate review are not affected by changes in sales volumes. Ameren Illinois also has an electric energy-efficiency program rider, which includes a return at the applicable WACC on its program investments that is subject to performance-based formula ratemaking. The ICC annually reviews Ameren Illinois’ rate filings for reasonableness and prudency. If the ICC were to conclude that Ameren Illinois’ costs were not prudently incurred, the ICC would disallow recovery of such costs. The electric distribution service performance-based formula ratemaking framework expires at the end of 2022, if not extended by the legislature, while the decoupling provisions extend beyond the end of formula ratemaking by law. If the performance-based formula ratemaking framework is not extended or if Ameren Illinois elects not to participate, Ameren Illinois would then be required to establish future rates through a traditional regulatory rate review with the ICC, which might result in rates that do not produce a full or timely recovery of costs or provide for an adequate return on investments and would expose Ameren Illinois’ electric distribution business to the risks described in the immediately preceding risk factor.
The allowed ROE under both formula ratemaking recovery mechanisms is based on the annual average of the monthly yields of the 30-year United States Treasury bonds plus 580 basis points. Therefore, Ameren Illinois’ annual ROE for its electric distribution business is directly correlated to the yields on such bonds, which are outside of Ameren Illinois’ control. With respect to electric distribution service, a 50 basis point change in the annual average of the monthly yields of the 30-year United States Treasury bonds would result in an estimated $10 million change in Ameren’s and Ameren Illinois’ annual net income, based on its 2021 projected rate base.
Ameren Illinois is also subject to performance standards. Failure to achieve the standards would result in a reduction in the company’s allowed ROE calculated under the ratemaking formulas. The performance standards applicable to electric distribution service include improvements in service reliability to reduce both the frequency and duration of outages, a reduction in the number of estimated bills, a reduction of consumption from inactive meters, and a reduction in bad debt expense. The electric distribution service regulatory framework provides for ROE penalties up to 38 basis points annually in 2021 and 2022 if these performance standards are not met. The allowed ROE on energy-efficiency investments can be increased or decreased up to 200 basis points, depending on the achievement of annual energy savings goals. Any adjustments to the allowed ROE for energy-efficiency investments will depend on annual performance for a historical period relative to energy savings goals. In 2020, 2019, and 2018, there were no performance-related basis point adjustments that materially affected financial results.
Ameren Illinois plans to invest up to approximately $100 million per year in electric energy-efficiency programs through 2025, and will earn a return on those investments. While the ICC has approved a plan consistent with this spending level through 2021, the ICC has the ability to reduce the amount of electric energy-efficiency savings goals in future plan program years if there are insufficient cost-effective programs available, which could reduce the investments in electric energy-efficiency programs.
The QIP provides Ameren Illinois with recovery of, and a return on, qualifying natural gas infrastructure investments that are placed in service between regulatory rate reviews. Infrastructure investments under the QIP earn a return at the applicable WACC. Ameren Illinois’ QIP is subject to a rate impact limitation of a cumulative 4% per year since the most recent delivery service rate order, with no single year exceeding 5.5%. If the rate impact limitation was met in a particular year, the amount of rate base causing the QIP rate to exceed the limitation would be exposed to regulatory lag until a year when that amount could be recovered under QIP or is added to rate base as a part of a regulatory rate review. Upon issuance of a natural gas delivery service rate order, QIP rate base is transferred to base rates and the QIP is reset to zero. Without legislative action, the QIP will sunset after December 2023. If the QIP is not extended or there is no other regulatory change, Ameren Illinois will be subject to regulatory lag on its natural gas infrastructure investments that are placed in service between regulatory rate reviews, which could adversely affect Ameren Illinois’ results of operations, financial position, and liquidity.

As a result of the election to use the PISA, Ameren Missouri’s electric rates are subject to a rate cap.
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
If rate changes from the FAC or the RESRAM riders would cause rates to temporarily exceed the 2.85% rate cap, the overage would be deferred for future recovery in the next regulatory rate review; however, rates established in such regulatory rate review would be subject to the rate cap. Any deferred overages approved for recovery would be recovered in a manner consistent with costs recovered under the PISA. Increased capital investments and operating costs could cause customer rates to exceed the rate cap. In addition, a decrease in off-system sales, which are included in net energy costs, could also contribute to customer rates exceeding the rate cap. Off-system sales are affected by planned and unplanned outages at Ameren Missouri’s energy centers, and by curtailment of generation resulting from unfavorable economic conditions, among other things. Excluding customer rates under the MEEIA rider, which are not subject to the rate cap, Ameren Missouri would incur a penalty equal to the amount of deferred overage that would cause customer rates to exceed the 2.85% rate cap. A penalty incurred as the result of exceeding the rate cap could adversely affect Ameren’s and Ameren Missouri’s results of operations, financial position, and liquidity.
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
Our electric generation, transmission, and distribution operations and natural gas transmission, distribution, and storage operations must comply with a variety of environmental laws that are enforced through statutory and regulatory requirements including permitting programs implemented by federal, state, and local authorities. Depending upon the business activity of specific facilities, such laws address emissions; discharges to water bodies; the storage, handling and disposal of hazardous substances and waste materials; siting and land use requirements; and potential ecological impacts. Complex and lengthy processes are required to obtain and renew approvals, permits, and licenses for new, existing, or modified facilities. Additionally, the use and handling of various chemicals or hazardous materials require release prevention plans and emergency response procedures. Further, we are subject to risks from changing or conflicting interpretations of existing laws, modification to existing laws, and new laws.
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
Environmental regulations have a significant impact on the electric utility industry and compliance with these regulations could be costly for Ameren Missouri, which operates coal-fired power plants. As of December 31, 2020, Ameren Missouri’s coal-fired energy centers represented 11% and 23% of Ameren’s and Ameren Missouri’s rate base, respectively. Clean Air Act regulations that apply to the electric utility industry include the NSPS, the CSAPR, the MATS, and the National Ambient Air Quality Standards, which are subject to periodic review for certain pollutants. Collectively, these regulations cover a variety of pollutants, such as SO2, particulate matter, NOx, mercury, toxic metals, and acid gases, and CO2 emissions from new power plants. Clean Water Act regulations govern both water intake and discharges from power plants and require evaluation of the ecological and biological impact of our operations and could require modifications to water intake structures or more stringent limitations on wastewater discharges at Ameren Missouri’s energy centers. Depending upon the scope of modifications ultimately required by state regulators, these capital expenditures could be significant. The management and disposal of coal ash is regulated as a solid waste under the Resource Conservation and Recovery Act and the CCR rule, which require the closure of our surface impoundments at Ameren Missouri’s coal-fired energy centers. The individual or combined effects of existing and new environmental regulations could result in significant capital expenditures, increased operating costs, or the closure or alteration of operations at some of Ameren Missouri’s energy centers.
In January 2011, the Department of Justice, on behalf of the EPA, filed a complaint against Ameren Missouri in the United States District Court for the Eastern District of Missouri alleging that in performing projects at its coal-fired Rush Island Energy Center in 2007 and 2010, Ameren Missouri violated provisions of the Clean Air Act and Missouri law. In January 2017, the district court issued a liability ruling and, in September 2019, entered a final order that required Ameren Missouri to install a flue gas desulfurization system at the Rush Island Energy Center and a dry sorbent injection system at the Labadie Energy Center. There were no fines in the order. In October 2019, Ameren Missouri appealed the district court’s ruling to the United States Court of Appeals for the Eighth Circuit. The district court has stayed implementation of the majority of the requirements of its order while the case is under appeal. The ultimate resolution of this matter could have a material adverse effect on the results of operations, financial position, and liquidity of Ameren and Ameren Missouri. Among other things and subject to economic and regulatory considerations, resolution of this matter could result in increased capital expenditures for the installation of air pollution control equipment, as well as increased operations and maintenance expenses. Based upon engineering studies from October 2019, capital expenditures to comply with the district court’s order for installation of a flue gas desulfurization system at the Rush Island Energy Center are estimated at approximately $1 billion. Further, the flue gas desulfurization system would result in additional operation and maintenance expenses of $30 million to $50 million annually for the life of the energy center. Engineering studies required to develop estimated capital expenditures and estimated additional operation and maintenance expenses for the Labadie Energy Center to comply with the district court’s order will not be undertaken while the case is under appeal.
The EPA’s Affordable Clean Energy Rule repealed the Clean Power Plan and replaced it with a new rule that had established emission guidelines for states to follow in developing plans to limit CO2 emissions and identified certain efficiency measures as the best system of emission reduction for coal-fired electric generating units. In January 2021, the United States Court of Appeals for the District of Columbia Circuit vacated the Affordable Clean Energy Rule, and ruled that the EPA had the discretion to consider emission reduction measures that include efficiency measures and generation shifting to lower carbon emissions. Additional litigation including reconsideration by the entire United States Court of Appeals for the District of Columbia Circuit or an appeal to the United States Supreme Court is possible. Regardless of the outcome of such potential legal challenges, the EPA is likely to develop new regulations to address carbon emissions from coal and natural gas electric generating units, which could take years to finalize. At this time, Ameren Missouri cannot predict the outcome of legal challenges or future rulemakings. As such, the impact on the results of operations, financial position, and liquidity of Ameren and Ameren Missouri is uncertain.
Ameren and Ameren Missouri have incurred, and expect to incur, significant costs with respect to environmental compliance and site remediation. New or revised environmental regulations, enforcement initiatives, or legislation could result in a significant increase in capital expenditures and operating costs, decreased revenues, increased financing requirements, penalties or fines, or reduced operations of some of Ameren Missouri’s coal-fired energy centers, which, in turn, could lead to increased liquidity needs and higher financing costs. Actions required to ensure that Ameren Missouri’s facilities and operations are in compliance with environmental laws could be prohibitively expensive for Ameren Missouri if the costs are not fully recovered through rates. Environmental laws could require Ameren Missouri to close or to alter significantly the operations of its energy centers. If Ameren Missouri requests recovery of capital expenditures and costs for environmental compliance through rates, the MoPSC could deny recovery of all or a portion of these costs, prevent timely recovery, or make changes to the regulatory framework in an effort to minimize rate volatility and customer rate increases. Capital expenditures and costs to comply with future legislation or regulations might result in Ameren Missouri closing coal-fired energy centers earlier than planned. If these costs are not recoverable through rates, it could lead to an impairment of assets and reduced revenues. Any of the foregoing could have an adverse effect on our results of operations, financial positions, and liquidity.
We are subject to federal regulatory compliance and proceedings, which could result in increasing costs and the potential for regulatory penalties and other sanctions.
We are subject to FERC regulations, rules, and orders, including standards required by the NERC. As owners and operators of bulk power transmission systems and electric energy centers, we are subject to mandatory NERC reliability standards, including cybersecurity standards. In addition, our natural gas transmission, distribution, and storage facilities systems are subject to PHMSA rules and regulations. Compliance with these reliability standards, rules, and regulations may subject us to higher operating costs and may result in increased capital expenditures. We may also incur higher operating costs to comply with potential new regulations issued by these regulatory bodies. If we were found not to be in compliance with these mandatory NERC reliability standards, PHMSA rules and regulations, or FERC regulations, rules, and orders, we could incur substantial monetary penalties and other sanctions, which could adversely affect our results of operations, financial position, and liquidity. The FERC can impose civil penalties of approximately $1.3 million per violation per day for violation of its regulations, rules, and orders, including mandatory NERC reliability standards. The FERC also conducts audits and reviews of Ameren Missouri’s, Ameren Illinois’, and ATXI’s accounting records to assess the accuracy of their respective formula ratemaking process, and it can require refunds to customers for previously billed amounts, with interest.
OPERATIONAL RISKS
Our results of operations, financial position, and liquidity have been and are expected to continue to be adversely affected by the international public health emergency associated with the COVID-19 pandemic.
The COVID-19 pandemic continues to be a constantly evolving situation. In 2020, we experienced a net decrease in our sales volumes, an increase in our accounts receivable balances that were past due or that were a part of a deferred payment arrangement, and a decline in our cash collections from customers. The continued effect of the COVID-19 pandemic on our results of operations, financial position, and liquidity in subsequent periods will depend on its severity and longevity, future regulatory or legislative actions with respect thereto, and the resulting impact on business, economic, and capital market conditions. As a result of the COVID-19 pandemic, measures have been taken by local, state, and federal governments, such as travel bans, quarantines, and shelter-in place orders. Shelter-in-place orders began taking effect in our service territories in mid-March 2020. These orders generally required individuals to remain at home and precluded or limited the operation of businesses that were deemed nonessential. In mid-May 2020, shelter-in-place orders effective in our service territories began to be relaxed, with individuals allowed to leave their homes and nonessential businesses allowed to begin reopening. However, certain restrictions remain in place that limit individual activities and the operation of nonessential businesses. Additional restrictions may be imposed in the future. Ameren’s business operations are deemed essential and are not directly impacted by the shelter-in-place orders. As a result of the COVID-19 pandemic, economic activity has been disrupted in the service territories of Ameren Missouri and Ameren Illinois. It has also caused disruptions in the capital markets, which could adversely affect our ability to access these markets on reasonable terms and when needed. These disruptions could continue for a prolonged period of time or become more severe.
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
As a result of the COVID-19 pandemic, we experienced and expect to continue to experience changes to our sales volumes. In 2020, compared to 2019, Ameren Missouri experienced a reduction in commercial and industrial electric sales volumes, partially offset by increased electric sales volumes to higher margin residential customers, excluding the estimated effects of weather and customer energy-efficiency programs. The COVID-19 pandemic will continue to affect Ameren Missouri’s total electric sales volumes and sales volumes by customer class beyond 2020. Assuming a ratable change in Ameren Missouri’s electric sales volumes by month, a 1% change for the calendar year 2021 to residential, commercial, and industrial customers would affect earnings per diluted share by approximately 3 cents, 2 cents, and a half-cent, respectively. The actual change in earnings per diluted share will be affected by the timing of sales volume changes due to seasonal customer rates. Pursuant to the PISA, Ameren Missouri’s electric rates are limited to a 2.85% compound annual growth rate cap. Continued long-term declines in sales volumes, along with increased capital investments and operating costs, could result in Ameren Missouri’s inability to recover amounts exceeding the rate cap. Ameren Illinois also experienced decreases in electric and natural gas sales volumes in 2020. While the revenues from Ameren Illinois’ electric distribution business, residential and small nonresidential customers of Ameren Illinois’ natural gas distribution business, and Ameren Illinois’ and ATXI’s electric transmission businesses are decoupled from changes in sales volumes, changes in sales volumes at Ameren Missouri and those associated with Ameren Illinois’ large nonresidential natural gas customers may affect net income.
Our customers’ payment for our services has been adversely affected by the COVID-19 pandemic, resulting in a decrease to our cash flow from operations. Ameren Missouri suspended disconnections for customer nonpayment and late fees in mid-March 2020, and resumed those activities for commercial and industrial customers in mid-July 2020 and residential customers in early August 2020. Ameren Illinois resumed disconnection activities for commercial and industrial customers for nonpayment in early August 2020 and residential customers in mid-September 2020, with the exception of residential customers classified as low income, expressing a financial hardship, or relying on medical equipment. Disconnections for nonpayment for these and all other residential customers are expected to begin in April 2021, which is after the annual winter moratorium period on disconnections that ends March 31, 2021. Ameren Illinois began the winter moratorium on November 18, 2020, which has historically started at the beginning of December. Ameren Illinois also resumed charging late fees to all customers in late July 2020, following the suspension of both disconnections and late fees for all customers in mid-March 2020. Future regulatory or legislative action could require suspension of customer disconnections and/or late fees, among other things, for an extended period of time. As of December 31, 2020, accounts receivable balances that were 30 days or greater past due or that were a part of a deferred payment arrangement represented 29%, 22%, and 35%, or $133 million, $40 million, and $93 million, of Ameren’s, Ameren Missouri’s, and Ameren Illinois’ customer trade receivables before allowance for doubtful accounts, respectively. As of December 31, 2019, these percentages were 18%, 18%, and 20%, or $75 million, $30 million, and $45 million, for Ameren, Ameren Missouri, and Ameren Illinois, respectively. Ameren Illinois’ electric distribution and natural gas distribution businesses have bad debt riders, which provide for recovery of bad debt write-offs, net of any subsequent recoveries. Pursuant to a June 2020 ICC order, Ameren Illinois’ electric bad debt rider provided for the recovery of bad debt expense in 2020, which reverted to the recovery of bad debt write-offs, net of any subsequent recoveries, in 2021. Ameren Missouri does not have a bad debt rider or tracker, and thus its earnings are exposed to increases in bad debt expense, absent regulatory relief. However, Ameren Missouri does not expect a material impact to earnings from increases in bad debt expense. While Ameren Missouri is seeking recovery of certain COVID-19 pandemic related costs incurred, net of savings, and forgone customer late revenues, it could be unsuccessful in obtaining regulatory approval to recover them, which may adversely affect Ameren and Ameren Missouri’s results of operations.
In addition, suppliers and contractors may not perform as provided under their contracts. This could cause delays in construction projects, or the performance of necessary maintenance to our electric and natural gas infrastructure, which could lead to failures of equipment that can result in unanticipated liabilities or unplanned outages. Delays in our construction projects could also result in reduced planned capital expenditures and decreased rate base growth.

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
The construction and acquisition of, and capital improvements to, electric and natural gas utility infrastructure, along with Ameren Missouri’s ability to implement its Smart Energy Plan, which is aligned with its 2020 IRP, involve substantial risks.
We expect to make significant capital expenditures to maintain and improve our electric and natural gas utility infrastructure and to comply with existing environmental regulations. We estimate that we will invest up to $17.8 billion (Ameren Missouri – up to $9.3 billion; Ameren Illinois – up to $8.2 billion; ATXI – up to $0.2 billion) of capital expenditures from 2021 through 2025. For additional information on these estimates, see Liquidity and Capital Resources – Capital Expenditures in Management’s Discussion and Analysis of Financial Condition and Results of Operations under Part II, Item 7, of this report. Investments in Ameren’s rate-regulated operations are expected to be recoverable from customers, but they are subject to prudence reviews and are exposed to regulatory lag of varying degrees by jurisdiction.
Our ability to complete construction projects successfully within projected estimates, including schedule, performance, and/or cost, and to implement Ameren Missouri’s Smart Energy Plan, which may include acquisition of generation facilities after they are constructed, is contingent upon many factors and subject to substantial risks. These factors include, but are not limited to, the following: project management expertise; escalating costs and/or shortages for labor, materials, and equipment, including changes to tariffs on materials; the ability of suppliers, contractors, and developers to meet contractual commitments timely; changes in the scope and timing of projects; the ability to obtain required regulatory, project, and permit approvals; the ability to obtain necessary rights-of-way, easements, and transmission connections at an acceptable cost in a timely fashion; unsatisfactory performance by the projects when completed; the inability to earn an adequate return on invested capital; the ability to raise capital on reasonable terms; and other events beyond our control, including construction delays due to weather. With respect to the transition of Ameren Missouri’s generation fleet and achievement of the carbon emission reduction targets outlined in the 2020 IRP, factors also include MoPSC approval for the retirement of energy centers and new or continued customer energy-efficiency programs; the cost of wind, solar, and other renewable generation and storage technologies; the ability to qualify for, and use, federal production or investment tax credits; changes in environmental laws or requirements, including those related to carbon emissions; and energy prices and demand.
Any of these risks could result in higher costs, the inability to complete anticipated projects, or facility closures, and could adversely affect our results of operations, financial position, and liquidity.
Our electric generation, transmission, and distribution facilities are subject to operational risks.
Our financial performance depends on the successful operation of electric generation, transmission, and distribution facilities. Operation of electric generation, transmission, and distribution facilities involves many risks, including:
•facility shutdowns due to operator error, or a failure of equipment or processes;
•longer-than-anticipated maintenance outages;
•failures of equipment that can result in unanticipated liabilities or unplanned outages, such as the unplanned outage resulting from non-nuclear operating issues related to the Callaway Energy Center’s generator;
•aging infrastructure that may require significant expenditures to operate and maintain;
•an energy center that might not be permitted to continue to operate if pollution control equipment is not installed by prescribed deadlines or does not perform as expected;
•lack of adequate water required for cooling plant operations;
•labor disputes;
•disruptions in the delivery of electricity to our customers;
•suppliers and contractors who do not perform as required under their contracts;
•failure of other operators’ facilities and the effect of that failure on our electric system and customers;
•inability to comply with regulatory or permit requirements, including those relating to environmental laws;
•handling, storage, and disposition of CCR;
•unusual or adverse weather conditions or other natural disasters, including severe storms, droughts, floods, tornadoes, earthquakes, sustained high or low temperatures, icing, solar flares, and electromagnetic pulses, such as the extremely low temperatures experienced in mid-February 2021;

•the level of wind and solar resources;
•inability to operate wind generation facilities at full capacity resulting from requirements to protect natural resources, including wildlife;
•the occurrence of catastrophic events such as fires, explosions, acts of sabotage or terrorism, civil unrest, pandemic health events, including the COVID-19 pandemic, or other similar events;
•accidents that might result in injury or loss of life, extensive property damage, or environmental damage;
•ineffective vegetation management programs;
•cybersecurity risks, including loss of operational control of Ameren Missouri’s energy centers and our transmission and distribution systems and loss of data, including sensitive customer, employee, financial, and operating system information, through insider or outsider actions;
•limitations on amounts of insurance available to cover losses that might arise in connection with operating our electric generation, transmission, and distribution facilities;
•inability to implement or maintain information systems;
•failure to keep pace with and the ability to adapt to rapid technological change; and
•other unanticipated operations and maintenance expenses and liabilities.
The foregoing risks could affect the controls and operations of our facilities or impede our ability to meet regulatory requirements, which could increase operating costs, increase our capital requirements and costs, reduce our revenues, or have an adverse effect on our liquidity.
Ameren Missouri’s ability to obtain an adequate supply of coal could limit operation of its coal-fired energy centers.
Ameren Missouri owns and operates coal-fired energy centers. About 97% of Ameren Missouri’s coal is purchased from the Powder River Basin in Wyoming, which has a limited number of suppliers. Deliveries from the Powder River Basin have occasionally been restricted because of rail congestion and maintenance, derailments, weather, and supplier financial hardship. Coal suppliers in the Power River Basin are experiencing financial hardship because of a decrease in demand resulting from increased natural gas and renewable energy generation, and the impact of environmental regulations, as well as concerns related to coal-fired generation. These financial hardships have resulted in bankruptcy filings by certain coal suppliers in recent years. As of December 31, 2020, coal inventories for Ameren Missouri were near targeted levels. However, disruptions in the delivery of coal, failure of our coal suppliers to provide adequate quantities or quality of coal, or lack of adequate inventories of coal, including low-sulfur coal used to comply with environmental regulations, could have adverse effects on Ameren Missouri’s electric generation operations. If Ameren Missouri is unable to obtain an adequate supply of coal under existing agreements, it may be required to purchase coal at higher prices or be forced to reduce generation at its coal-fired energy centers, which could adversely affect Ameren’s and Ameren Missouri’s results of operations, financial position, and liquidity.
Ameren Missouri’s ownership and operation of a nuclear energy center creates business, financial, and waste disposal risks.
Ameren Missouri’s ownership of the Callaway Energy Center subjects it to risks associated with nuclear generation, including:
•potential harmful effects on the environment and human health resulting from radiological releases associated with the operation of nuclear facilities and the storage, handling, and disposal of radioactive materials;
•continued uncertainty regarding the federal government’s plan to permanently store spent nuclear fuel and, as a result, the need to provide for long-term storage of spent nuclear fuel at the Callaway Energy Center;
•limitations on the amounts and types of insurance available to cover losses that might arise in connection with the Callaway Energy Center or other United States nuclear facilities;
•uncertainties about contingencies and retrospective premium assessments relating to claims at the Callaway Energy Center or any other United States nuclear facilities;
•public and governmental concerns about the safety and adequacy of security at nuclear facilities;
•limited availability of fuel supply and our reliance on licensed fuel assemblies from the one NRC-licensed supplier of Callaway Energy Center’s assemblies;
•costly and extended outages for scheduled or unscheduled maintenance and refueling;
•uncertainties about the technological and financial aspects of decommissioning nuclear facilities at the end of their licensed lives;
•the adverse effect of poor market performance and other economic factors on the asset values of nuclear decommissioning trust funds and the corresponding increase, upon MoPSC approval, in customer rates to fund the estimated decommissioning costs; and
•potential adverse effects of a natural disaster, acts of sabotage or terrorism, including a cyber attack, or any accident leading to a radiological release.
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
Inherent in our natural gas distribution and storage activities are a variety of hazards and operating risks, such as leaks, explosions, mechanical problems and cybersecurity risks, which could cause substantial financial losses, including fines and penalties. In addition, these hazards could result in serious injury, loss of human life, significant damage to property, environmental impacts, and impairment of our operations, which in turn could lead us to incur substantial losses. The location of distribution mains and storage facilities near populated areas, including residential areas, business centers, industrial sites, and other public gathering places, could increase the level of damages resulting from these risks. A major domestic incident involving natural gas distribution, and storage systems could result in additional capital expenditures and/or increased operations and maintenance expenses for us and increased regulation of natural gas utilities. The occurrence of any of these events could adversely affect our results of operations, financial position, and liquidity.
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
Our aging infrastructure may pose risks to system reliability and expose us to expedited or unplanned significant capital expenditures and operating costs. All of Ameren Missouri’s coal-fired energy centers were constructed prior to 1978, and the Callaway Energy Center began operating in 1984. The age of these energy centers increases the risks of unplanned outages, reduced generation output, and higher maintenance expense. Further, Ameren Missouri would be adversely affected if the MoPSC does not allow recovery of the remaining investment and decommissioning costs associated with the retirement of an energy center, as well as the ability to earn a return on that remaining investment and those decommissioning costs. As indicated it its 2020 IRP, Ameren Missouri intends to advance the retirement dates of the Sioux and Rush Island coal-fired energy centers to 2028 and 2039, respectively, which are subject to the approval of a change in the assets’ depreciable lives by the MoPSC in a future regulatory rate review. Aging transmission and distribution facilities are more prone to failure than new facilities, which results in higher maintenance expense and the need to replace these facilities with new infrastructure. Even if the system is properly maintained, its reliability may ultimately deteriorate and negatively affect our ability to serve our customers, which could result in increased costs associated with regulatory oversight. The frequency and duration of customer outages are among the IEIMA performance standards. Any failure to achieve these standards will result in a reduction in Ameren Illinois’ allowed ROE on electric distribution assets. The higher maintenance costs associated with aging infrastructure and capital expenditures for new or replacement infrastructure could cause additional rate volatility for our customers, resistance by our regulators to allow customer rate increases, and/or regulatory lag in some of our jurisdictions, any of which could adversely affect our results of operations, financial position, and liquidity.
Energy conservation, energy efficiency, distributed generation, energy storage, technological advances, and other factors could reduce energy demand from our customers.
Without a regulatory mechanism to ensure recovery, declines in energy usage could result in an under-recovery of our revenue requirement or an increase in our customer rates, as the revenue requirement would be spread over less sales volumes, which could adversely affect our results of operations, financial position, and liquidity. Such declines could occur due to a number of factors, including:
•customer energy-efficiency programs that are designed to reduce energy demand;
•energy-efficiency efforts by customers not related to our energy-efficiency programs;
•increased customer use of distributed generation sources, such as solar panels and other technologies, which have become more cost-competitive, with decreasing costs expected in the future, as well as the use of energy storage technologies; and
•macroeconomic factors resulting in low economic growth or contraction within our service territories, which could reduce energy demand.
Decreased use of our generation, transmission, and distribution services might result in stranded costs, which ultimately might not be recovered through rates, and therefore, could lead to an impairment of assets.

FINANCIAL, ECONOMIC, AND MARKET RISKS
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
Ameren has defined benefit pension plans covering substantially all of its employees and has postretirement benefit plans covering non-union employees hired before October 2015 and union employees hired before January 2020. Assumptions related to future costs, returns on investments, interest rates, timing of employee retirements, and mortality, as well as other actuarial matters, have a significant impact on our customers’ rates and our plan funding requirements. Ameren’s total pension and postretirement benefit plans were overfunded by $249 million as of December 31, 2020. Ameren expects to fund its pension plans at a level equal to the greater of the pension cost or the legally required minimum contribution. Based on Ameren’s assumptions at December 31, 2020, its investment performance in 2020, and its pension funding policy, Ameren expects to make aggregate contributions of $60 million over the next five years. Ameren Missouri’s and Ameren Illinois’ portions of the future funding requirements are estimated to be 30% and 60%, respectively. These estimates may change with actual investment performance, changes in interest rates, changes in our assumptions, changes in government regulations, and any voluntary contributions.
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
GENERAL RISKS
Customers’, investors’, legislators’, and regulators’ opinions of us are affected by many factors, including system reliability, implementation of our strategic plan, protection of customer information, rates, media coverage, and environmental, social, and governance practices, as well as actions by other utility companies. Negative opinions developed by customers, investors, legislators, or regulators could harm our reputation.
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
Our ability to successfully execute our strategic plan, including the transition of Ameren Missouri’s generation fleet and achievement of the carbon emission reduction targets outlined in the 2020 IRP, may affect customers’, investors’, legislators’, and regulators’ opinions and actions. Additionally, negative perceptions or publicity resulting from increasing scrutiny of environmental, social, and governance practices could negatively impact our reputation, investment in our common stock, or our access to capital markets. Customers’, investors’, legislators’, and regulators’ opinions of us can also be affected by media coverage, including social media, which may include information, whether factual or not, that damages our brand and reputation.
If customers, investors, legislators, or regulators have or develop a negative opinion of us and our utility services, this could result in increased costs associated with regulatory oversight and could affect the ROEs we are allowed to earn, as well as the access to, and the cost of, capital. Additionally, negative opinions about us or other utility companies could make it more difficult for our businesses to achieve favorable legislative or regulatory outcomes. Negative opinions could also result in sales volume reductions or increased use of distributed generation by our customers. Any of these consequences could adversely affect our results of operations, financial position, and liquidity.
We are subject to employee work force factors that could adversely affect our operations.
Our businesses depend upon our ability to employ and retain key officers and other skilled professional and technical employees. Certain specialized knowledge that focuses on skilled-craft and STEM-related disciplines is required to construct and operate generation, transmission, and distribution assets. Further, a significant portion of our work force is nearing retirement. We are also party to collective bargaining agreements that collectively represent about 48% of Ameren’s total employees. Certain events, such as an aging workforce without adequately trained replacement employees, the mismatch of skill sets to future needs, or any work stoppage experienced in connection with negotiations of collective bargaining agreements, could adversely affect our operations.
Our operations are subject to acts of terrorism, cyber attacks, and other intentionally disruptive acts.
Like other electric and natural gas utilities, our energy centers, fuel storage facilities, transmission and distribution facilities, and information systems may be affected by terrorist activities and other intentionally disruptive acts, including cyber attacks, which could disrupt our ability to produce or distribute our energy products. There have been attacks on energy infrastructure, such as substations and related assets, in the past, and there may be more attacks in the future as technology becomes more prevalent in energy infrastructure. Any such incident could limit our ability to generate, purchase, or transmit power or natural gas and could have significant regional economic consequences. Any such disruption could result in a significant decrease in revenues, a significant increase in costs including those for repair, or adversely affect economic activity in our service territory which, in turn, could adversely affect our results of operations, financial position, and liquidity.
There has been an increase in the number and sophistication of cyber attacks across all industries worldwide. Cyber attacks could include viruses, malicious or destructive code, phishing attacks, denial of service attacks, ransomware and other ransom-based attacks, improper access by third parties, attacks on email systems, and ransom demands to not expose sensitive data, operational control, or security vulnerabilities specific to our systems, among various other security breaches. A security breach at our physical assets or in our information systems could affect the reliability of the transmission and distribution system, disrupt electric generation, including nuclear generation, and/or subject us to financial harm resulting from theft or the inappropriate release or destruction of certain types of information, including sensitive customer, employee, financial, and operating system information. Many of our suppliers, vendors, contractors, and information technology providers have access to systems that support our operations and maintain customer and employee data. A breach of these third-party systems could adversely affect our business as if it was a breach of our own system. If a significant breach occurred, our reputation could be adversely affected, customer confidence could be diminished, and/or we could be subject to increased costs associated with regulatory oversight, fines or legal claims, any of which could result in a significant decrease in revenues or significant costs for remedying the impacts of such a breach. Our generation, transmission, and distribution systems are part of an interconnected system. Therefore, a disruption caused by a cyber incident at another utility, electric generator, RTO, or commodity supplier could also adversely affect our businesses. Insurance might not be adequate to cover losses that arise in connection with these events. In addition, new regulations could require changes in our security measures and result in increased costs. The occurrence of any of these events could adversely affect our results of operations, financial position, and liquidity.
Our businesses are dependent on our ability to access the capital markets successfully. We might not have access to sufficient capital in the amounts and at the times needed, as well as on reasonable terms.
We rely on the issuance of short-term and long-term debt and equity as significant sources of liquidity and funding for capital requirements not satisfied by our operating cash flow, as well as to refinance existing long-term debt. The inability to raise debt or equity capital on reasonable terms, or at all, could negatively affect our ability to maintain or to expand our businesses. Events beyond our control, such as depressed economic conditions, the COVID-19 pandemic, or extreme volatility in the debt, equity, or credit markets, might create uncertainty that could increase our cost of capital or impair or eliminate our ability to access the debt, equity, or credit markets, including our ability to draw on bank credit facilities. Any adverse change in our credit ratings could reduce access to capital and trigger collateral postings and prepayments. Such changes could also increase the cost of borrowing and the costs of fuel, power, and natural gas supply, among other things, which could adversely affect our results of operations, financial position, and liquidity.
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
The following table shows the anticipated capability of Ameren Missouri’s energy centers at the time of Ameren Missouri’s expected 2021 peak summer electrical demand for all energy centers owned as of December 31, 2020:

Primary Fuel Source	Energy Center	Location	Net Kilowatt Capability(a)
Coal	Labadie(b)	Franklin County, Missouri	2,372,000
	Rush Island(c)	Jefferson County, Missouri	1,178,000
	Sioux(c)	St. Charles County, Missouri	972,000
	Meramec(c)	St. Louis County, Missouri	540,000
Total coal			5,062,000
Nuclear	Callaway(d)	Callaway County, Missouri	1,194,000
Hydroelectric	Osage(d)	Lakeside, Missouri	235,000
	Keokuk	Keokuk, Iowa	148,000
Total hydroelectric			383,000
Pumped-storage	Taum Sauk(d)	Reynolds County, Missouri	440,000
Wind(e)	High Prairie	Adair and Schuyler Counties, Missouri	400,000
Natural gas	Audrain(f)	Audrain County, Missouri	616,000
	Venice	Venice, Illinois	495,000
	Goose Creek	Piatt County, Illinois	444,000
	Pinckneyville	Pinckneyville, Illinois	316,000
	Raccoon Creek	Clay County, Illinois	308,000
	Meramec(c)(g)	St. Louis County, Missouri	226,000
	Kinmundy	Kinmundy, Illinois	210,000
	Peno Creek(f)	Bowling Green, Missouri	192,000
Total natural gas			2,807,000
Oil (CTs)	Fairgrounds(c)	Jefferson City, Missouri	55,000
	Mexico(c)	Mexico, Missouri	55,000
	Moberly(c)	Moberly, Missouri	55,000
	Moreau(c)	Jefferson City, Missouri	55,000
Total oil			220,000
Methane gas (CT)	Maryland Heights	Maryland Heights, Missouri	8,000
Solar	O’Fallon	O’Fallon, Missouri	4,500
	Lambert	St. Louis County, Missouri	1,000
	BJC	St. Louis, Missouri	1,500
Total solar			7,000
Total Ameren and Ameren Missouri			10,521,000
(a)Net kilowatt capability, except for wind and solar generating facilities, is the generating capacity available for dispatch from the energy center into the electric transmission grid. Capability for wind and solar facilities represents nameplate capacity. This capacity is only attainable when wind/solar conditions are sufficiently available. The on-demand capability for wind and solar units is zero.
(b)The Labadie Energy Center is scheduled to retire 1,186,000 kilowatts by 2036 and 1,186,000 kilowatts by 2042.
(c)The Rush Island, Sioux, and Meramec energy centers are scheduled to retire by 2039, 2028, and 2022, respectively. The retirement dates of the Rush Island and Sioux energy centers are proposed to be advanced from their previous retirement dates of 2045 and 2033, respectively, as part of the 2020 IRP. The Fairgrounds, Mexico, Moberly, and Moreau energy centers are scheduled to be retired by 2026 as part of the 2020 IRP. Advancing the retirement date of an energy center is subject to the approval of a change in the assets’ depreciable lives by the MoPSC in a future regulatory rate review.
(d)The operating licenses for the Callaway, Osage, and Taum Sauk energy centers expire in 2044, 2047, and 2044, respectively.
(e)Ameren Missouri acquired the Atchison Renewable Energy Center in January 2021. As of the date of this filing, 120,000 kilowatts were in service. Ameren Missouri expects approximately 150,000 kilowatts of the up-to 300,000-kilowatt project to be in service by the end of the first quarter of 2021, and the remaining portion to be in service later in 2021.
(f)There are economic development arrangements applicable to these CTs, as discussed below.
(g)Its two operating units are steam-powered.

The following table presents in-service electric and natural gas utility-related properties for Ameren Missouri and Ameren Illinois as of December 31, 2020:

	Ameren Missouri	Ameren Illinois
Circuit miles of electric transmission lines(a)	3,150	4,662
Circuit miles of electric distribution lines	34,122	46,911
Percentage of circuit miles of electric distribution lines underground	24%	16%
Miles of natural gas transmission and distribution mains	3,466	18,565
Underground natural gas storage fields	—	12
Total working capacity of underground natural gas storage fields in billion cubic feet	—	24
(a)ATXI owns 544 miles of transmission lines not reflected in this table.
Our other properties include office buildings, warehouses, garages, and repair shops.
With only a few exceptions, we have fee title to all principal energy centers and other units of property material to the operation of our businesses, and to the real property on which such facilities are located (subject to mortgage liens securing our outstanding first mortgage bonds and to certain permitted liens and judgment liens). The exceptions are as follows:
•Certain property is situated on lands occupied under leases, easements, franchises, licenses, or permits. That property includes a portion of Ameren Missouri’s Osage Energy Center reservoir; certain facilities at Ameren Missouri’s Sioux Energy Center; most of Ameren Missouri’s High Prairie Renewable, Atchison Renewable, Peno Creek CT and Audrain CT energy centers; Ameren Missouri’s Maryland Heights, Lambert, and BJC energy centers; certain substations; and most transmission and distribution lines and natural gas mains. The United States or the state of Missouri may own or may have paramount rights with respect to certain lands lying in the bed of the Osage River or located between the inner and outer harbor lines of the Mississippi River on which certain of Ameren Missouri’s energy centers and other properties are located.
•The United States, the state of Illinois, the state of Iowa, or the city of Keokuk, Iowa, may own or may have paramount rights with respect to certain lands lying in the bed of the Mississippi River on which a portion of Ameren Missouri’s Keokuk Energy Center is located.
Substantially all of the properties and plant of Ameren Missouri and Ameren Illinois are subject to the liens of the indentures securing their mortgage bonds.
Ameren Missouri has conveyed most of its Peno Creek CT Energy Center to the city of Bowling Green, Missouri through December 2022. Ameren Missouri has rights and obligations as the operator of the energy center under a long-term agreement with the city of Bowling Green. Under the terms of this agreement, Ameren Missouri is responsible for all operation and maintenance for the energy center. Ownership of the energy center will transfer to Ameren Missouri at the expiration of the agreement, at which time the property, plant, and equipment will become subject to the lien of the Ameren Missouri mortgage bond indenture.
Ameren Missouri operates a CT energy center located in Audrain County, Missouri. Ameren Missouri has rights and obligations as the operator of the energy center under a long-term agreement with Audrain County. Under the terms of this agreement, Ameren Missouri is responsible for all operation and maintenance for the energy center. The agreement will expire in December 2023. Ownership of the energy center will transfer to Ameren Missouri at the expiration of the agreement, at which time the property, plant, and equipment will become subject to the lien of the Ameren Missouri mortgage bond indenture.
ITEM 3.LEGAL PROCEEDINGS
We are involved in legal and administrative proceedings before various courts and agencies with respect to matters that arise in the ordinary course of business, some of which involve substantial amounts of money. We believe that the final disposition of these proceedings, except as otherwise disclosed in this report, will not have a material adverse effect on our results of operations, financial position, or liquidity. Risk of loss is mitigated, in some cases, by insurance or contractual or statutory indemnification. We believe that we have established appropriate reserves for potential losses. For additional information on material legal and administrative proceedings, see Note 2 – Rate and Regulatory Matters, Note 9 – Callaway Energy Center, and Note 14 – Commitments and Contingencies under Part II, Item 8, of this report. Pursuant to Item 103(c)(3)(iii) of Regulation S-K, our policy is to disclose environmental proceedings to which a governmental entity is a party if we reasonably believe such proceedings will result in monetary sanctions of $1 million or more.

ITEM 4.MINE SAFETY DISCLOSURES
Not applicable.

INFORMATION ABOUT OUR EXECUTIVE OFFICERS:
The executive officers of the Ameren Companies, including major subsidiaries, are listed below, along with their ages as of December 31, 2020, all their positions and offices held with the Ameren Companies as of February 22, 2021, their tenures as officers, and their business backgrounds for at least the last five years. Some executive officers hold multiple positions within the Ameren Companies; their titles are given in the description of their business experience.
AMEREN CORPORATION:

Name	Age	Positions and Offices Held

Warner L. Baxter	59	Chairman, President and Chief Executive Officer, and Director
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

Michael L. Moehn	51	Executive Vice President and Chief Financial Officer
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

Chonda J. Nwamu	49	Senior Vice President, General Counsel, and Secretary
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

Bruce A. Steinke	59	Senior Vice President, Finance, and Chief Accounting Officer
Steinke joined Ameren Services in 2002. In 2008, he was elected vice president and controller of Ameren, Ameren Illinois, and Ameren Services. In 2009, he relinquished his positions at Ameren Illinois. In 2013, he was elected senior vice president, finance, and chief accounting officer of the Ameren Companies.

SUBSIDIARIES:

Name	Age	Positions and Offices Held

Bhavani Amirthalingam	45	Senior Vice President and Chief Digital Information Officer (Ameren Services)
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

Mark C. Birk	56	Senior Vice President, Customer and Power Operations (Ameren Missouri)
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

Fadi M. Diya	58	Senior Vice President and Chief Nuclear Officer (Ameren Missouri)
Diya joined Ameren Missouri in 2005. In 2008, he was elected vice president, nuclear operations, of Ameren Missouri. In 2014, he was elected senior vice president and chief nuclear officer of Ameren Missouri.

Mary P. Heger	64	Senior Vice President, Customer Experience (Ameren Illinois)
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

Mark C. Lindgren	53	Senior Vice President, Corporate Communications, and Chief Human Resources Officer (Ameren Services)
Lindgren joined Ameren Services in 1998. In 2009, he was elected vice president, human resources, of Ameren Services, and in 2012, he was also elected chief human resources officer of Ameren Services. In September 2015, he was elected senior vice president, corporate communications, and chief human resources officer of Ameren Services.

Richard J. Mark	65	Chairman and President (Ameren Illinois)
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

Martin J. Lyons, Jr.	54	Chairman and President (Ameren Missouri)
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

Shawn E. Schukar	59	Chairman and President (ATXI)
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

PART II
ITEM 5.MARKET FOR REGISTRANTS’ COMMON EQUITY, RELATED STOCKHOLDER MATTERS, AND ISSUER PURCHASE OF EQUITY SECURITIES
Ameren’s common stock is listed on the NYSE (ticker symbol: AEE). Ameren common shareholders of record totaled 42,072 on January 29, 2021. There is no trading market for the common stock of Ameren Missouri and Ameren Illinois. Ameren holds all outstanding common stock of Ameren Missouri and Ameren Illinois.
Purchases of Equity Securities
Ameren Corporation, Ameren Missouri, and Ameren Illinois did not purchase any equity securities reportable under Item 703 of Regulation S-K during the period from October 1, 2020, to December 31, 2020.
Performance Graph
The following graph shows Ameren’s cumulative TSR during the five years ended December 31, 2020. The graph also shows the cumulative total returns of the S&P 500 Index, S&P 500 Utility Index, and the Philadelphia Utility Index. The S&P 500 Utility Index and the Philadelphia Utility Index are market capitalization-weighted indices of U.S. public utility companies. The comparison assumes that $100 was invested on December 31, 2015, in Ameren common stock and in each of the indices shown and that all of the dividends were reinvested.
Comparison of Five-Year Cumulative Return

$225
$200
$175
$150
$125
$100
2015
2016
2017
2018
2019
2020
Ameren (AEE)
S&P 500 Index
S&P 500 Utility Index
Philadelphia Utility Index

December 31,	2015	2016	2017	2018	2019	2020
Ameren (AEE)	$100.00	$125.66	$145.72	$166.09	$200.67	$209.23
S&P 500 Index	100.00	111.96	136.40	130.43	171.50	203.05
S&P 500 Utility Index	100.00	116.29	130.37	135.73	171.50	172.32
Philadelphia Utility Index	100.00	117.40	132.45	137.11	173.88	178.61
Ameren management cautions that the stock price performance shown above should not be considered indicative of future stock price performance.
ITEM 6.SELECTED FINANCIAL DATA
Ameren has early adopted the SEC’s Disclosure Modernization Final Rule, effective February 10, 2021, for Item 301 of Regulation S-K. As such, Item 6 – Selected Financial Data has not been provided.
ITEM 7.MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
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
•Ameren Missouri operates a rate-regulated electric generation, transmission, and distribution business and a rate-regulated natural gas distribution business in Missouri.
•Ameren Illinois operates rate-regulated electric transmission, electric distribution, and natural gas distribution businesses in Illinois.
•ATXI operates a FERC rate-regulated electric transmission business in the MISO.
Ameren has four segments: Ameren Missouri, Ameren Illinois Electric Distribution, Ameren Illinois Natural Gas, and Ameren Transmission. The Ameren Missouri segment includes all of the operations of Ameren Missouri. Ameren Illinois Electric Distribution consists of the electric distribution business of Ameren Illinois. Ameren Illinois Natural Gas consists of the natural gas business of Ameren Illinois. Ameren Transmission primarily consists of the aggregated electric transmission businesses of Ameren Illinois and ATXI. See Note 16 – Segment Information under Part II, Item 8, of this report for further discussion of Ameren’s and Ameren Illinois’ segments.
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
The following discussion should be read in conjunction with the financial statements contained in this Form 10-K. We intend for this discussion to provide the reader with information that will assist in understanding our financial statements, the changes in certain key items in those financial statements, and the primary factors that accounted for those changes, as well as how certain accounting principles affect our financial statements. The discussion also provides information about the financial results of our business segments to provide a better understanding of how those segments and their results affect the financial condition and results of operations of Ameren as a whole. Discussion regarding our financial condition and results of operations for the year ended December 31, 2018, including comparisons with the year ended December 31, 2019, is included in Item 7 of our Form 10-K for the year ended December 31, 2019, filed with the SEC on February 28, 2020.
In addition to presenting results of operations and earnings amounts in total, we present certain information in cents per share. These amounts reflect factors that directly affect Ameren’s earnings. We believe this per share information helps readers to understand the impact of these factors on Ameren’s earnings per share.

OVERVIEW
Our core strategy is driven by the following three pillars:

Investing in and operating our utilities in a manner consistent with existing regulatory frameworks	Enhancing regulatory frameworks and advocating for responsible energy and economic policies		Creating and capitalizing on opportunities for investment for the benefit of our customers and shareholders
We seek to earn competitive returns on investments in our businesses. Accordingly, we remain focused on disciplined cost management and strategic capital allocation. We align our overall spending, both operating and capital, with economic conditions and with the frameworks established by our regulators, to create and capitalize on investment opportunities for the benefit of our customers and shareholders. We focus on minimizing the gap between allowed and earned ROEs and allocating capital resources to business opportunities that we expect will provide the most benefit to our customers and offer the most attractive risk-adjusted return potential.	We seek to partner with our stakeholders, including our customers, regulators, federal and state legislators, and RTOs, to enhance our regulatory frameworks and advocate for responsible energy and economic policies for the benefit of our customers and shareholders. We believe constructive regulatory frameworks for investment exist at all of our business segments. Accordingly, we expect to earn competitive returns on investments in our businesses and realize timely recovery of our costs in the coming years with the benefits accruing to both customers and shareholders.		We seek to make prudent investments that benefit our customers. The goal of these investments is to maintain and enhance the reliability of our services, develop cleaner sources of energy, create economic development opportunities in our region, and provide customers with more options and greater control over their energy usage, among other things. By prudently investing in our businesses, we believe that we deliver superior value to both customers and shareholders.
Customer Rates, (¢/KWH)(e)

Rate Base ($ in billions)(a)	Constructive Regulatory Frameworks(c)		TSR 2015-2020(f)
	Segment	Regulatory Framework
	Ameren Transmission	Formula ratemaking Allowed ROE is 10.52%
	Ameren Illinois Natural Gas	Future test year ratemaking and QIP, PGA, VBA Allowed ROE is 9.67%
	Ameren Illinois Electric Distribution	Formula ratemaking Allowed ROE is 30-year U.S. Treasury + 5.8%
	Ameren Missouri	Historical test year ratemaking and PISA, RESRAM, FAC, MEEIA Allowed ROE is 9.4% - 9.8%(d)

(a)    Reflects year-end rate base except for Ameren Transmission, which is average rate base.
(b)    Compound annual growth rate.
(c)    As of January 2021.
(d)    Allowed ROE applicable to electric service.
(e)    Average residential electric prices. Source: Edison Electric Institute, “Typical Bills and Average Rates Report” for the 12 months ended June 30, 2020.
(f)    Ameren management cautions that the stock price performance shown above should not be considered indicative of future stock price performance.
Key announcements, updates, and regulatory outcomes
The COVID-19 pandemic continues to be a constantly evolving situation. In 2020, we experienced a net decrease in our sales volumes, an increase in our accounts receivable balances that were past due or that were a part of a deferred payment arrangement, and a decline in our cash collections from customers. The continued effect of the COVID-19 pandemic on our results of operations, financial position, and liquidity in subsequent periods will depend on its severity and longevity, future regulatory or legislative actions with respect thereto, and the resulting impact on business, economic, and capital market conditions. Shelter-in-place orders began taking effect in our service territories in mid-March 2020. These orders generally required individuals to remain at home and precluded or limited the operation of businesses that were deemed nonessential. In early 2020, Ameren began implementing its business continuity plans, and continues to take measures to mitigate the risk of COVID-19 transmission. Actions included restricting travel for employees, implementing work-from-home policies, securing and supplying personal protective equipment, and implementing work practices to protect the safety of our employees and customers. While our business operations were deemed essential and were not directly impacted by the shelter-in-place orders, approximately 65% of our workforce transitioned to remote working arrangements in mid-March 2020. In order to work more effectively in certain areas, a portion of our workforce returned to our work locations in early June 2020 under a phased approach, and, as of the date of this filing, approximately 50% of our workforce continues to work remotely. In mid-May 2020, shelter-in-place orders effective in our service territories began to be relaxed, with fewer restrictions on social activities and nonessential businesses beginning to reopen. However, certain restrictions remain in place that limit individual activities and the operation of nonessential businesses. Additional restrictions may be imposed in the future. We continue to assess the impacts the pandemic is having on our businesses, including impacts on electric and natural gas sales volumes, liquidity, and bad debt expense, among other things. For further discussion of these and other matters, see Note 1 – Summary of Significant Accounting Policies and Note 2 – Rate and Regulatory Matters under Part II, Item 8, of this report, and Results of Operations, Liquidity and Capital Resources, and Outlook sections below. In addition, for information regarding Ameren Missouri’s and Ameren Illinois’ suspensions and reinstatement of customer disconnection activities and late fee charges for nonpayment, see Note 2 – Rate and Regulatory Matters under Part II, Item 8, of this report.
In February 2020, the MoPSC issued an order approving a stipulation and agreement allowing Ameren Missouri to defer and amortize maintenance expenses related to scheduled refueling and maintenance outages at its Callaway Energy Center. Maintenance expenses associated with the fall 2020 refueling and maintenance outage were deferred as a regulatory asset. Amortization of those expenses began in January 2021, and will be amortized until the completion of the next refueling and maintenance outage. During its return to full power after the completion of the last refueling and maintenance outage in late December 2020, the Callaway Energy Center experienced a non-nuclear operating issue related to its generator. A thorough investigation of this matter was conducted. Work has begun to replace certain key components of the generator in order to return the energy center to service. Ameren Missouri expects generator repairs of $65 million, which are expected to be largely capital expenditures. Due to the long lead time for the manufacture, repair, and installation of the components, the energy center is expected to return to service in late June or early July 2021. See Note 9 – Callaway Energy Center under Part II, Item 8, of this report for additional information.
In March 2020, the MoPSC issued an order in Ameren Missouri’s July 2019 electric service regulatory rate review, approving nonunanimous stipulation and agreements. The order resulted in a decrease of $32 million to Ameren Missouri’s annual revenue requirement for electric retail service, which reflected infrastructure investments as of December 31, 2019. The order also provided for the continued use of the FAC and trackers for pension and postretirement benefits, uncertain income tax positions, and certain excess deferred income taxes that the MoPSC previously authorized in earlier electric rate orders. In addition, the order required Ameren Missouri to donate $8 million to low-income assistance programs, which was reflected in results of operations in the first quarter of 2020. The new rates became effective on April 1, 2020.
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
In September 2020, Ameren Missouri filed its 2020 IRP with the MoPSC. In connection with the 2020 IRP filing, Ameren established a goal of achieving net-zero carbon emissions by 2050. Ameren is also targeting a 50% CO2 emission reduction by 2030 and an 85% reduction by 2040 from the 2005 level. The plan, which is subject to review by the MoPSC for compliance with Missouri law, targets cleaner and more diverse sources of energy generation, including solar, wind, hydro, and nuclear power, and supports increased investment in new energy technologies. It also includes expanding renewable sources by adding 3,100 MWs of renewable generation by the end of 2030 and a total of 5,400 MWs of renewable generation by 2040. These amounts include the 700 MWs of wind generation projects discussed below, which will support Ameren Missouri’s compliance with the state of Missouri’s requirement of achieving 15% of native load sales from renewable energy sources beginning in 2021. The plan also includes advancing the retirement dates of the Sioux and Rush Island coal-fired energy centers to 2028 and 2039, respectively, which are subject to the approval of a change in the assets’ depreciable lives by the MoPSC in a future regulatory rate review, the continued implementation of customer energy-efficiency programs, and the expectation that Ameren Missouri will seek NRC approval for an extension of the operating license for the Callaway Energy Center beyond its current 2044 expiration date. Additionally, the plan includes retiring the Meramec and Labadie coal-fired energy centers at the end of their useful lives (by 2022 and 2042, respectively).
In October 2020, Ameren Missouri filed requests with the MoPSC for accounting authority orders related to its electric and natural gas services. If issued as requested, the orders would allow Ameren Missouri to accumulate certain costs incurred related to the COVID-19 pandemic, including bad debt write-offs, net of cost savings, as well as forgone customer late fee and reconnection fee revenues, for a specified time period, for potential recovery in future electric and natural gas service regulatory rate reviews. Costs incurred, net of savings, and forgone customer late fee and reconnection fee revenues related to the COVID-19 pandemic from March 2020 through December 2020 were immaterial. The MoPSC is under no deadline to issue orders, and Ameren Missouri cannot predict the ultimate outcome of these regulatory proceedings.
In December 2020, Ameren Missouri acquired a 400-MW wind generation project located in northeastern Missouri for approximately $615 million, and placed the assets in service as the High Prairie Renewable Energy Center. In January 2021, Ameren Missouri acquired an up-to 300-MW wind generation project located in northwestern Missouri. At the date of this filing, Ameren Missouri placed 120 MWs in service as the Atchison Renewable Energy Center, with a purchase price of approximately $200 million. There have been changes to the schedule for this project, particularly as a result of component delivery delays. Ameren Missouri expects approximately 150 MWs of the up-to 300-MW project to be in service by the end of the first quarter of 2021, and the remaining portion to be in service later in 2021.
In February 2021, Ameren Missouri filed an update to its Smart Energy Plan with the MoPSC, which includes a five-year capital investment overview with a detailed one-year plan for 2021. The plan is designed to upgrade Ameren Missouri’s electric infrastructure and includes investments that will upgrade the grid and accommodate more renewable energy. Investments under the plan are expected to total approximately $8.4 billion over the five-year period from 2021 through 2025, with expenditures largely recoverable under the PISA and the RESRAM. The planned investments in 2024 and 2025 are based on the assumption that Ameren Missouri requests and receives MoPSC approval of an extension of the PISA through December 2028.
In December 2020, the ICC issued an order in Ameren Illinois’ annual update filing that approved a $49 million decrease in Ameren Illinois’ electric distribution service rates beginning in January 2021. This order reflected a decrease to the annual formula rate based on 2019 actual costs, a decrease to include the 2019 revenue requirement reconciliation adjustment, and a decrease for the conclusion of the 2018 revenue requirement reconciliation adjustment, which was fully collected from customers in 2020, consistent with the ICC’s December 2019 annual update filing order. It also reflected an increase based on expected net plant additions for 2020.
In January 2021, the ICC issued an order in Ameren Illinois’ February 2020 natural gas delivery service regulatory rate review, which resulted in an increase to its annual revenues for natural gas delivery service of $76 million, based on a 9.67% allowed ROE, a capital structure composed of 52% common equity, and a rate base of $2.1 billion. The new rates became effective in January 2021. As a result of this order, the rate base under the QIP was reset to zero. Ameren Illinois used a 2021 future test year in this proceeding.
In October 2020, Ameren’s board of directors increased the quarterly common stock dividend to 51.5 cents per share. In February 2021, the board increased the quarterly common stock dividend to 55 cents per share, resulting in an annualized equivalent dividend rate of $2.20 per share.
Earnings
Net income attributable to Ameren common shareholders was $871 million, or $3.50 per diluted share, for 2020, and $828 million, or $3.35 per diluted share, for 2019. Net income was favorably affected in 2020, compared with 2019, by the results of Ameren Missouri’s March 2020 electric rate order; infrastructure investments that drove higher earnings at Ameren Transmission, Ameren Illinois Electric Distribution, and Ameren Illinois Natural Gas; and increased Ameren Transmission earnings resulting from the May 2020 FERC order addressing the allowed base ROE. Earnings in 2020, compared with 2019, were also favorably affected by lower other operations and maintenance expenses not subject to riders or trackers, primarily due to the absence in 2020 of expenses related to the Callaway Energy Center’s 2019 scheduled refueling and maintenance outage; and by lower electric system infrastructure maintenance expenses as a result of decreased system load, disciplined cost management, and the deferral of projects to future periods. Net income was unfavorably affected in 2020, compared with 2019, by decreased electric retail sales at Ameren Missouri largely due to the COVID-19 pandemic, and due to milder summer and warmer winter temperatures in 2020; higher net financing costs at Ameren Missouri and Ameren (parent); lower revenues due to reduced MEEIA performance incentives at Ameren Missouri; and a lower recognized ROE at Ameren Illinois Electric Distribution.
Liquidity
At December 31, 2020, Ameren, on a consolidated basis, had available liquidity in the form of cash on hand and amounts available under the Credit Agreements of $1.9 billion.

Ameren remains focused on strategic capital allocation. The following chart presents 2020 capital expenditures by segment and the midpoint of projected cumulative capital expenditures for 2021 through 2025 by segment:

2020 Capital Expenditures by Segment (Total Ameren – $3.2 billion) (in billions)	Midpoint of 2021 – 2025 Projected Capital Expenditures by Segment (Total Ameren – $17.1 billion) (in billions)

Ameren Missouri(a)	Ameren Illinois Natural Gas

Ameren Illinois Electric Distribution	Ameren Transmission
(a)Ameren Missouri capital expenditures include $564 million for the acquisition of the High Prairie Renewable Energy Center for the year ended December 31, 2020.
For 2021 through 2025, Ameren’s cumulative capital expenditures are projected to range from $16.4 billion to $17.8 billion. The following table presents the range of projected spending by segment:

	Range (in billions)
Ameren Missouri(a)	$8.7	–	$9.3
Ameren Illinois Electric Distribution	2.6	–	2.8
Ameren Illinois Natural Gas	1.7	–	1.8
Ameren Transmission	3.5	–	3.8
Ameren(a)	$16.4	–	$17.8
(a)Amounts include 300 MWs of wind generation at the Atchison Renewable Energy Center, but exclude incremental renewable generation investment opportunities of 1,200 MWs by 2025, which are included in Ameren Missouri’s 2020 IRP.
RESULTS OF OPERATIONS
Our results of operations and financial position are affected by many factors. Economic conditions, including those resulting from the COVID-19 pandemic discussed below, energy-efficiency investments by our customers and by us, technological advances, distributed generation, and the actions of key customers can significantly affect the demand for our services. Ameren and Ameren Missouri results are also affected by seasonal fluctuations in winter heating and summer cooling demands, as well as by energy center maintenance outages. Additionally, fluctuations in interest rates and conditions in the capital and credit markets affect our cost of borrowing, and our pension and postretirement benefits costs. Almost all of Ameren’s revenues are subject to state or federal regulation. This regulation has a material impact on the rates we charge customers for our services. Our results of operations, financial position, and liquidity are affected by our ability to align our overall spending, both operating and capital, with the frameworks established by our regulators. See Note 2 – Rate and Regulatory Matters under Part II, Item 8, of this report for additional information regarding Ameren Missouri’s, Ameren Illinois’, and ATXI’s regulatory frameworks.
We continue to assess the impacts of the COVID-19 pandemic on our businesses, including impacts on electric and natural gas sales volumes, supply chain operations, and bad debt expense. Ameren Missouri and Ameren Illinois suspended customer disconnections and late fee charges for nonpayment in mid-March 2020 and began resuming these activities, with certain exceptions, in the third quarter of 2020. For additional information on Ameren Missouri’s and Ameren Illinois’ reinstatement of customer disconnection and late fee charges for non-payment, see Note 2 – Rate and Regulatory Matters under Part II, Item 8, of this report. With respect to uncollectible accounts receivable, Ameren Illinois’ electric distribution and natural gas distribution businesses have bad debt riders, which provide for recovery of bad debt write-offs, net of any subsequent recoveries. Pursuant to a June 2020 ICC order, Ameren Illinois’ electric bad debt rider provided for the recovery of bad debt expense in 2020, which reverted to the recovery of bad debt write-offs, net of any subsequent recoveries, in 2021. Ameren Missouri does not have a bad debt rider or tracker, and thus its earnings are exposed to increases in bad debt expense, absent regulatory relief. However, Ameren Missouri does not expect a material impact to earnings from increases in bad debt expense. In October 2020, Ameren Missouri filed requests with the MoPSC for accounting authority orders related to certain impacts resulting from the COVID-19 pandemic. If issued as requested, the orders would allow Ameren Missouri to accumulate certain costs incurred related to the COVID-19 pandemic, including bad debt write-offs, net of cost savings, as well as forgone customer late fee and reconnection fee revenues, for a specified time period, for potential recovery in future electric and natural gas service regulatory rate reviews. As of December 31, 2020, accounts receivable balances that were 30 days or greater past due or that were a part of a deferred payment arrangement represented 29%, 22%, and 35%, or $133 million, $40 million, and $93 million, of Ameren’s, Ameren Missouri’s, and Ameren Illinois’ customer trade receivables before allowance for doubtful accounts, respectively. As of December 31, 2019, these percentages were 18%, 18%, and 20%, or $75 million, $30 million, and $45 million, for Ameren, Ameren Missouri, and Ameren Illinois, respectively. Ameren Missouri’s electric sales volumes have been, and continue to be, affected by the COVID-19 pandemic. In 2020, compared to 2019, Ameren Missouri experienced a reduction in commercial and industrial electric sales volumes, partially offset by increased electric sales volumes to higher margin residential customers, excluding the estimated effects of weather and customer energy-efficiency programs. For 2021, Ameren Missouri expects gradual improvement in economic activities to result in increased electric sales volumes, excluding the estimated effects of weather and customer energy-efficiency programs. The table below provides the increases and (decreases) in Ameren Missouri electric sales volumes by customer class for 2020, compared to 2019, and the estimated increases and (decreases) for 2021, compared to 2020, excluding the estimated effects of weather and customer energy-efficiency programs:

	2020 versus 2019	Estimated 2021 versus 2020
Ameren Missouri Customer Class
Residential	3.0%	1%
Commercial	(7.0)%	2%
Industrial	(2.1)%	3%
Total	(2.2)%	2%
Assuming a ratable change in Ameren Missouri’s electric sales volumes by month, a 1% change for the calendar year 2021 to residential, commercial, and industrial customers would affect earnings per diluted share by approximately 3 cents, 2 cents, and a half-cent, respectively. The actual change in earnings per diluted share will be affected by the timing of sales volume changes due to seasonal customer rates.
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
Earnings Summary
The following table presents a summary of Ameren’s earnings for the years ended December 31, 2020 and 2019:

	2020	2019
Net income attributable to Ameren common shareholders	$871	$828
Earnings per common share – diluted	3.50	3.35
Net income attributable to Ameren common shareholders in 2020 increased $43 million, or $0.15 per diluted share, from 2019. The increase was due to net income increases of $31 million, $15 million, and $10 million, at Ameren Transmission, Ameren Illinois Natural Gas, and Ameren Missouri, respectively. The increases in net income were partially offset by an increase in the net loss for activity not reported as part of a segment, primarily at Ameren (parent) of $10 million and a decrease in net income at Ameren Illinois Electric Distribution of $3 million.

Earnings per share in 2020, compared with 2019, were favorably affected by:
•lower base level of expenses, partially offset by lower base rates, net of recovery for amounts associated with the reduction in sales volumes resulting from MEEIA programs and recoverable depreciation under the PISA, at Ameren Missouri pursuant to the March 2020 MoPSC electric rate order as discussed in Note 2 – Rate and Regulatory Matters under Part II, Item 8, of this report (23 cents per share);
•increased rate base investments, which increased earnings at Ameren Transmission and Ameren Illinois Electric Distribution, including energy-efficiency investments at Ameren Illinois (14 cents per share);
•decreased Callaway Energy Center scheduled refueling and maintenance expenses, due to the treatment of the 2019 scheduled refueling and maintenance outage costs at the Callaway Energy Center, which were expensed as incurred, as compared with the deferral of expenses for the fall 2020 scheduled refueling and maintenance outage pursuant to the February 2020 MoPSC order, which decreased other operations and maintenance expenses (10 cents per share);
•decreased system load, disciplined cost management, the deferral of projects to future periods, and decreased other costs not recoverable under riders or trackers, excluding decreased costs associated with the Callaway Energy Center’s scheduled refueling and maintenance outage, which decreased other operations and maintenance expenses (10 cents per share);
•the result of the May 2020 FERC order addressing the allowed base ROE for FERC regulated transmission rate base under the MISO tariff, which increased Ameren Transmission earnings (4 cents per share); and
•increased investments in qualifying infrastructure recovered under the QIP, which increased earnings at Ameren Illinois Natural Gas (4 cents per share).
Earnings per share in 2020, compared with 2019, were unfavorably affected by:
•lower MEEIA performance incentives recognized at Ameren Missouri (9 cents per share);
•increased net financing costs at Ameren (parent) and Ameren Missouri, primarily due to higher long-term debt balances (9 cents per share);
•decreased electric retail sales, excluding the estimated effects of weather, at Ameren Missouri, largely due to the COVID-19 pandemic, which decreased sales volumes and demand charge revenue from commercial and industrial customers, partially offset by increased sales volumes to higher margin residential customers (8 cents per share);
•the impact of weather on electric retail sales at Ameren Missouri, primarily resulting from milder summer and warmer winter temperatures experienced in 2020 (estimated at 7 cents per share);
•a lower recognized ROE at Ameren Illinois Electric Distribution under performance-based formula ratemaking driven by lower annual average monthly yields on 30-year United States Treasury bonds (7 cents per share);
•increased charitable donations, primarily at Ameren Missouri, which included an increase of 2 cents per share pursuant to its March 2020 electric rate order (4 cents per share);
•decreased electric margins from transmission services, and customer late fees and reconnection fees at Ameren Missouri, largely due to the COVID-19 pandemic (3 cents per share);
•decreased income tax benefits at Ameren (parent) related to stock-based compensation (3 cents per share);
•increased depreciation and amortization expenses not recoverable under riders or trackers at Ameren Missouri, primarily due to additional property, plant, and equipment investments (2 cents per share); and
•increased weighted-average basic common shares outstanding (2 cents per share).
The cents per share information presented is based on the weighted-average basic shares outstanding in 2019 and does not reflect any change in earnings per share resulting from dilution, unless otherwise noted. Amounts other than variances related to income taxes have been presented net of income taxes using Ameren’s 2020 statutory tax rate of 26%. For additional details regarding the Ameren Companies’ results of operations, including explanations of Electric and Natural Gas Margins, Other Operations and Maintenance Expenses, Depreciation and Amortization, Taxes Other Than Income Taxes, Other Income, Net, Interest Charges, and Income Taxes, see the major headings below.

Below is Ameren’s table of income statement components by segment for the years ended December 31, 2020 and 2019:

2020	Ameren Missouri	Ameren Illinois Electric Distribution	Ameren Illinois Natural Gas	Ameren Transmission	Other / Intersegment Eliminations	Ameren
Electric margins	$2,323	$1,091	$—	$523	$(29)	$3,908
Natural gas margins	82	—	531	—	(2)	611
Other operations and maintenance expenses	(886)	(506)	(221)	(57)	9	(1,661)
Depreciation and amortization	(604)	(288)	(81)	(98)	(4)	(1,075)
Taxes other than income taxes	(328)	(72)	(65)	(8)	(10)	(483)
Other income, net	76	33	13	13	16	151
Interest charges	(190)	(72)	(41)	(78)	(38)	(419)
Income (taxes) benefit	(34)	(42)	(36)	(78)	35	(155)
Net income (loss)	439	144	100	217	(23)	877
Noncontrolling interests – preferred stock dividends	(3)	(1)	(1)	(1)	—	(6)
Net income (loss) attributable to Ameren common shareholders	$436	$143	$99	$216	$(23)	$871
2019
Electric margins	$2,381	$1,074	$—	$464	$(29)	$3,890
Natural gas margins	81	—	519	—	(2)	598
Other operations and maintenance expenses	(960)	(498)	(233)	(60)	6	(1,745)
Depreciation and amortization	(556)	(273)	(78)	(84)	(4)	(995)
Taxes other than income taxes	(329)	(73)	(67)	(4)	(8)	(481)
Other income, net	58	33	12	8	19	130
Interest charges	(178)	(71)	(38)	(74)	(20)	(381)
Income (taxes) benefit	(68)	(45)	(30)	(64)	25	(182)
Net income (loss)	429	147	85	186	(13)	834
Noncontrolling interests – preferred stock dividends	(3)	(1)	(1)	(1)	—	(6)
Net income (loss) attributable to Ameren common shareholders	$426	$146	$84	$185	$(13)	$828

Below is Ameren Illinois’ table of income statement components by segment for the years ended December 31, 2020 and 2019:

2020	Ameren Illinois Electric Distribution	Ameren Illinois Natural Gas	Ameren Illinois Transmission	Ameren Illinois
Electric margins	$1,091	$—	$329	$1,420
Natural gas margins	—	531	—	531
Other operations and maintenance expenses	(506)	(221)	(48)	(775)
Depreciation and amortization	(288)	(81)	(65)	(434)
Taxes other than income taxes	(72)	(65)	(3)	(140)
Other income, net	33	13	13	59
Interest charges	(72)	(41)	(42)	(155)
Income taxes	(42)	(36)	(46)	(124)
Net income	144	100	138	382
Preferred stock dividends	(1)	(1)	(1)	(3)
Net income attributable to common shareholder	$143	$99	$137	$379
2019
Electric margins	$1,074	$—	$288	$1,362
Natural gas margins	—	519	—	519
Other operations and maintenance expenses	(498)	(233)	(51)	(782)
Depreciation and amortization	(273)	(78)	(55)	(406)
Taxes other than income taxes	(73)	(67)	(3)	(143)
Other income, net	33	12	8	53
Interest charges	(71)	(38)	(38)	(147)
Income taxes	(45)	(30)	(35)	(110)
Net income	147	85	114	346
Preferred stock dividends	(1)	(1)	(1)	(3)
Net income attributable to common shareholder	$146	$84	$113	$343
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
(Overall Ameren Increase of $18 Million)

$4,500
$4,000
$3,500
$3,000
$2,500
$2,000
$1,500
$1,000
$500
$0
$ (Millions)
$3,908
$523
$1,091
$2,323
$3,890
$464
$1,074
$2,381
2020
2019

(a)Includes other/intersegment eliminations of $(29) million and $(29) million in 2020 and 2019, respectively.

Ameren Missouri	Ameren Illinois Electric Distribution	Ameren Transmission	Other/Intersegment Eliminations
Natural Gas Margins

Total by Segment(a)	Increase (Decrease) by Segment
(Overall Ameren Increase of $13 Million)

$611
$598
$531
$519
$82
$81
$600
$500
$400
$300
$200
$100
$0
$ (Millions)
2020
2019

(a)Includes other/intersegment eliminations of $(2) million and $(2) million in 2020 and 2019, respectively.

Ameren Missouri	Ameren Illinois Natural Gas

The following table presents the favorable (unfavorable) variations by segment for electric and natural gas margins in 2020, compared with 2019:

Electric and Natural Gas Margins
2020 versus 2019	Ameren Missouri	Ameren Illinois Electric Distribution	Ameren Illinois Natural Gas	Ameren Transmission(a)	Other / Intersegment Eliminations	Ameren
Electric revenue change:
Effect of weather (estimate)(b)	$(30)	$—	$—	$—	$—	$(30)
Base rates (estimate)(c)	(58)	(3)	—	59	—	(2)
Sales volumes and changes in customer usage patterns (excluding the estimated effects of weather and MEEIA)	(36)	—	—	—	—	(36)
Customer demand charges	(7)	—	—	—	—	(7)
MEEIA performance incentives	(31)	—	—	—	—	(31)
Off-system sales	47	—	—	—	—	47
Customer late fees and reconnection fees	(4)	—	—	—	—	(4)
Energy-efficiency program investments	—	12	—	—	—	12
Transmission service revenues	(3)	—	—	—	—	(3)
Other	(1)	5	—	—	2	6
Cost recovery mechanisms – offset in fuel and purchased power(d)	(4)	(23)	—	—	—	(27)
Other cost recovery mechanisms(e)	2	3	—	—	—	5
Total electric revenue change	$(125)	$(6)	$—	$59	$2	$(70)
Fuel and purchased power change:
Energy costs (excluding the estimated effect of weather)	$(34)	$—	$—	$—	$—	$(34)
Effect of weather (estimate)(b)	8	—	—	—	—	8
Effect of lower net energy costs included in base rates	92	—	—	—	—	92
Transmission service charges	(3)	—	—	—	—	(3)
Other	—	—	—	—	(2)	(2)
Cost recovery mechanisms – offset in electric revenue(d)	4	23	—	—	—	27
Total fuel and purchased power change	$67	$23	$—	$—	$(2)	$88
Net change in electric margins	$(58)	$17	$—	$59	$—	$18
Natural gas revenue change:
Effect of weather (estimate)(b)	$(5)	$—	$—	$—	$—	$(5)
QIP	—	—	23	—	—	23
Software licensing agreement	—	—	(5)	—	—	(5)
Other	3	—	(1)	—	—	2
Cost recovery mechanisms – offset in natural gas purchased for resale(d)	(6)	—	(49)	—	—	(55)
Other cost recovery mechanisms(e)	(1)	—	(5)	—	—	(6)
Total natural gas revenue change	$(9)	$—	$(37)	$—	$—	$(46)
Natural gas purchased for resale change:
Effect of weather (estimate)(b)	$4	$—	$—	$—	$—	$4
Cost recovery mechanisms – offset in natural gas revenue(d)	6	—	49	—	—	55
Total natural gas purchased for resale change	$10	$—	$49	$—	$—	$59
Net change in natural gas margins	$1	$—	$12	$—	$—	$13
(a)Includes an increase in transmission electric margins of $41 million in 2020, compared with 2019, at Ameren Illinois.
(b)Represents the estimated variation resulting primarily from changes in cooling and heating degree days on electric and natural gas demand compared with the prior year; this variation is based on temperature readings from the National Oceanic and Atmospheric Administration weather stations at local airports in our service territories.
(c)For Ameren Illinois Electric Distribution and Ameren Transmission, base rates include increases or decreases to operating revenues related to the revenue requirement reconciliation adjustment under formula rates. For Ameren Missouri, base rates exclude an increase of $43 million for the recovery of lost electric margins in 2020, compared with 2019, resulting from the MEEIA 2016 and 2019 customer energy-efficiency programs. This amount is included in the “sales volumes and changes in customer usage patterns (excluding the estimated effects of weather and MEEIA)” line item.
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
Ameren
Ameren’s electric margins increased $18 million, or less than 1%, in 2020, compared with 2019, primarily because of increased margins at Ameren Transmission and Ameren Illinois Electric Distribution, partially offset by decreased margins at Ameren Missouri, as discussed below. Ameren’s natural gas margins increased $13 million, or 2%, between years primarily because of increased margins at Ameren Illinois Natural Gas, as discussed below.
Ameren Transmission
Ameren Transmission’s electric margins increased $59 million, or 13%, in 2020, compared with 2019. Margins were favorably affected by increased capital investment, as evidenced by a 13% increase in the 13-month average rate base used to calculate the revenue requirement between years, and an increase in the allowed ROE resulting from the May 2020 FERC order. See Note 2 – Rate and Regulatory Matters under Part II, Item 8, of this report for additional information regarding the May 2020 FERC order.
Ameren Missouri
Ameren Missouri’s electric margins decreased $58 million, or 2%, in 2020, compared with 2019. Ameren Missouri’s natural gas margins were comparable between years.
The following items had an unfavorable effect on Ameren Missouri’s electric margins in 2020, compared with 2019:
•The aggregate effect of changes in customer usage, excluding the estimated effects of weather and the MEEIA customer energy-efficiency programs, decreased electric revenues an estimated $43 million. The decrease was primarily due to a reduction in sales volumes (-$44 million) and decreased revenues from customer demand charges (-$7 million), both of which were unfavorably affected by the COVID-19 pandemic. An increase in the average retail price per kilowatthour due to changes in customer usage patterns partially offset the decreases by a favorable $8 million. While the MEEIA customer energy-efficiency programs reduced retail sales volumes, the recovery of lost electric margins under the MEEIA ensured that electric margins were not affected.
•The absence of revenues associated with MEEIA 2013 and 2016 performance incentives in 2020, partially offset by revenues from the MEEIA 2019 performance incentive, decreased revenues $31 million. See Note 2 – Rate and Regulatory Matters under Part II, Item 8, of this report for information regarding the MEEIA performance incentives.
•Summer temperatures were milder as cooling degree days decreased 7%, and winter temperatures were warmer as heating degree days decreased 9%. The aggregate effect of weather decreased margins by an estimated $22 million. The change in margins due to weather is the sum of the “Effect of weather (estimate)” on electric revenues (-$30 million) and the “Effect of weather (estimate)” on fuel and purchased power (+$8 million) in the table above.
•Additional investments made by other transmission entities contributed to increased transmission service charges of $3 million and lower system load contributed to decreased transmission service revenues of $3 million.
•In response to the COVID-19 pandemic, suspensions of customer late fees and reconnection fees resulted in a $4 million decrease in revenue. See Note 2 – Rate and Regulatory Matters under Part II, Item 8, of this report for information on the suspension of customer late fees and disconnections.
The following items had a favorable effect on Ameren Missouri’s electric margins in 2020, compared with 2019:
•The March 2020 MoPSC electric rate order, with new rates effective April 1, 2020, increased margins $34 million. The change in electric base rates is the sum of the “Change in base rates (estimate)” (-$58 million) and the “Effect of lower net energy costs included in base rates” (+$92 million) in the table above.
•Decreased sales volumes, which were affected by the COVID-19 pandemic, resulted in lower net energy costs and increased margins $13 million. The change in net energy costs is the sum of the effect of the revenue change in “Off-system sales” (+$47 million) and the “Effect of the change in energy costs” (-$34 million) in the table above.
Ameren Illinois
Ameren Illinois’ electric margins increased $58 million, or 4%, in 2020, compared with 2019, driven by increased margins at Ameren Illinois Transmission (+$41 million) and Ameren Illinois Electric Distribution (+$17 million). Ameren Illinois Natural Gas’ margins increased $12 million, or 2%, between years.
Ameren Illinois Electric Distribution
Ameren Illinois Electric Distribution’s margins increased $17 million, or 2%, in 2020, compared with 2019. Revenues increased $12 million due to increased energy-efficiency program investments under performance-based formula ratemaking. Margins decreased due to a lower recognized ROE (-$17 million), as evidenced by a decrease of 102 basis points in the annual average of the monthly yields of the 30-year United States Treasury bonds, partially offset by increased capital investment (+$8 million), as evidenced by a 6% increase in year-end rate base, and higher recoverable non-purchased power expenses (+$6 million). The sum of these base rate changes collectively decreased margins $3 million in 2020, compared with 2019.

Ameren Illinois Natural Gas
Ameren Illinois Natural Gas’ margins increased $12 million, or 2%, in 2020, compared with 2019. Revenues from increased QIP recoveries due to additional investment in qualified natural gas infrastructure increased margins $23 million. The absence of revenues from a software licensing agreement with Ameren Missouri decreased margins $5 million. See the Software Licensing Agreement section within Note 13 – Related-party Transactions under Part II, Item 8, of this report for information regarding this transaction.
Ameren Illinois Transmission
Ameren Illinois Transmission’s electric margins increased $41 million, or 14%, in 2020, compared with 2019. Margins were favorably affected by increased capital investment, as evidenced by a 19% increase in the 13-month average rate base between years, and an increase in the allowed ROE resulting from the May 2020 FERC order. See Note 2 – Rate and Regulatory Matters under Part II, Item 8, of this report for additional information regarding the May 2020 FERC order.

Other Operations and Maintenance Expenses

Total by Segment(a)	Increase (Decrease) by Segment
(Overall Ameren Decrease of $84 Million)

$2,000
$1,500
$1,000
$500
$0
$ (Millions)
$1,661
$221
$506
$886
$1,745
$233
$498
$960
2020
2019

(a)Includes $57 million and $60 million at Ameren Transmission in 2020 and 2019, respectively, and other/intersegment eliminations of $(9) million and $(6) million in 2020 and 2019, respectively.

Ameren Missouri	Ameren Illinois Natural Gas	Other/Intersegment Eliminations

Ameren Illinois Electric Distribution	Ameren Transmission
Ameren
Other operations and maintenance expenses were $84 million lower in 2020, compared with 2019. In addition to changes by segments discussed below, other operations and maintenance expenses decreased $3 million in 2020 for activity not reported as part of a segment, as reflected in “Other/Intersegment Eliminations” above, primarily because of decreased costs for support services.
Ameren Transmission
Other operations and maintenance expenses were $3 million lower in 2020, compared with 2019, primarily due to a decrease in transmission expenditures at Ameren Illinois Transmission resulting from disciplined cost management.

Ameren Missouri
The $74 million decrease in other operations and maintenance expenses in 2020, compared with 2019, was primarily due to the following items:
•Callaway Energy Center refueling operations and maintenance costs decreased $34 million, due to the treatment of the 2019 scheduled refueling and maintenance outage costs at the Callaway Energy Center, which were expensed as incurred, as compared with the deferral of expenses for the fall 2020 scheduled refueling and maintenance outage pursuant to the February 2020 MoPSC order.
•Energy center maintenance costs, other than those associated with the Callaway refueling and maintenance outage, decreased $29 million, primarily because of lower electric system infrastructure maintenance expenses as a result of decreased system load, disciplined cost management, and the deferral of projects to future periods.
•Transmission and distribution expenditures decreased $15 million, primarily resulting from less maintenance due to recent capital improvements and disciplined cost management.
•Amortization of solar rebate costs incurred prior to the RESRAM decreased $13 million as a result of the March 2020 MoPSC electric rate order.
The following items partially offset the above decreases in other operations and maintenance expenses between years:
•Solar rebate costs recoverable under the RESRAM increased $9 million, primarily because of the amortization of previously-deferred rebates included in customer rates in 2020.
•Bad debt costs increased $7 million, primarily because of an increase in accounts receivable balances that were past due or that were a part of a deferred payment arrangement, which increased primarily due to the COVID-19 pandemic.
•Technology-related expenditures increased $5 million, primarily because of costs associated with the implementation of cloud computing technology.
Ameren Illinois
Other operations and maintenance expenses were $7 million lower at Ameren Illinois in 2020, compared with 2019, as discussed below.
Ameren Illinois Electric Distribution
The $8 million increase in other operations and maintenance expenses in 2020, compared with 2019, was primarily due to the following items:
•Amortization of energy-efficiency program investments under performance-based formula ratemaking increased $8 million.
•Labor and benefit costs increased $8 million, primarily because of higher pension costs.
The following items partially offset the above increases in other operations and maintenance expenses between years:
•Meter reading costs decreased $4 million, as deployment of automated smart meters was substantially completed in 2019.
•Distribution expenditures decreased $3 million, primarily because of lower storm costs.
Ameren Illinois Natural Gas
The $12 million decrease in other operations and maintenance expenses in 2020, compared with 2019, was primarily due to a $4 million reduction in costs recovered through riders and a $4 million reduction in meter reading costs, as deployment of automated smart meters was substantially completed in 2019. Other operations and maintenance expenses also decreased because of a $4 million reduction in distribution expenditures due to disciplined cost management.
Ameren Illinois Transmission
The $3 million decrease in other operations and maintenance expenses in 2020, compared with 2019, was primarily due to a decrease in transmission expenditures resulting from disciplined cost management.

Depreciation and Amortization

Total by Segment(a)	Increase (Decrease) by Segment
(Overall Ameren Increase of $80 Million)

$1,200
$1,000
$800
$600
$400
$200
$0
$ (Millions)
$1,075
$98
$81
$288
$604
$995
$84
$78
$273
$556
2020
2019

(a)Includes other/intersegment eliminations of $4 million and $4 million in 2020 and 2019, respectively.

Ameren Missouri	Ameren Illinois Natural Gas	Other/Intersegment Eliminations

Ameren Illinois Electric Distribution	Ameren Transmission

The $80 million, $48 million, and $28 million increase in depreciation and amortization expenses in 2020, compared with 2019, at Ameren, Ameren Missouri, and Ameren Illinois, respectively, was primarily due to additional property, plant, and equipment across their respective segments. Ameren’s and Ameren Missouri’s depreciation and amortization expenses reflected a deferral to a regulatory asset of depreciation and amortization expenses pursuant to the PISA. The PISA deferral of depreciation and amortization expenses was $27 million and $24 million in 2020 and 2019, respectively.

Taxes Other Than Income Taxes

Total by Segment(a)	Increase (Decrease) by Segment
(Overall Ameren Increase of $2 Million)

$500
$450
$400
$350
$300
$250
$200
$150
$100
$50
$0
$ (Millions)
$483
$481
$65
$67
$72
$73
$328
$329
2020
2019

(a)Includes $8 million and $4 million at Ameren Transmission in 2020 and 2019, respectively, and other/intersegment eliminations of $10 million and $8 million in 2020 and 2019, respectively.

Ameren Missouri	Ameren Illinois Natural Gas	Other/Intersegment Eliminations

Ameren Illinois Electric Distribution	Ameren Transmission
Taxes other than income taxes were comparable at Ameren between 2020 and 2019. Excise taxes decreased $8 million and $4 million at Ameren Missouri and Ameren Illinois Natural Gas, respectively, because of reduced sales. These decreases were mostly offset by increases of $7 million and $4 million in property taxes at Ameren Missouri and Ameren Transmission, respectively, primarily due to higher assessed property values. See Excise Taxes in Note 15 – Supplemental Information under Part II, Item 8, of this report for additional information.

Other Income, Net

Total by Segment	Increase (Decrease) by Segment
(Overall Ameren Increase of $21 Million)

$160
$140
$120
$100
$80
$60
$40
$20
$0
$ (Millions)
$151
$16
$13
$13
$33
$76
$130
$19
$8
$12
$33
$58
2020
2019

Ameren Missouri	Ameren Illinois Natural Gas	Other/Intersegment Eliminations

Ameren Illinois Electric Distribution	Ameren Transmission
Other income, net, increased $21 million at Ameren in 2020, compared with 2019. An increase of $28 million in the non-service cost components of net periodic benefit income at Ameren Missouri was partially offset by a $9 million increase in donations, primarily due to charitable donations made pursuant to the March 2020 MoPSC electric rate order. Additionally, other income, net, increased because of a $4 million increase in the equity portion of allowance for funds used during construction at Ameren Transmission. See Note 6 – Other Income, Net under Part II, Item 8, of this report for additional information. See Note 2 – Rate and Regulatory Matters under Part II, Item 8, of this report for additional information regarding Ameren Missouri’s March 2020 electric rate order. See Note 10 – Retirement Benefits under Part II, Item 8, of this report for more information on the non-service cost components of net periodic benefit income.

Interest Charges

Total by Segment	Increase (Decrease) by Segment
(Overall Ameren Increase of $38 Million)

$450
$360
$270
$180
$90
$0
$ (Millions)
$419
$38
$78
$41
$72
$190
$381
$20
$74
$38
$71
$178
2020
2019

Ameren Missouri	Ameren Illinois Natural Gas	Other/Intersegment Eliminations

Ameren Illinois Electric Distribution	Ameren Transmission
Interest charges increased $38 million in 2020, compared with 2019, primarily because of a long-term debt issuance at Ameren (parent) in April 2020, which increased interest charges by $21 million, which was partially offset by a decrease associated with the reduction in average short-term debt outstanding, as proceeds from the long-term debt issuance were used to repay outstanding short-term debt. Interest charges also increased due to long-term debt issuances at Ameren Missouri in March 2020 and October 2020, partially offset by lower average interest rates applicable to long-term debt, which increased interest charges by $14 million. Interest charges at Ameren Missouri reflected a deferral to a regulatory asset of interest charges pursuant to PISA. The PISA deferral of interest charges was $12 million and $15 million in 2020 and 2019, respectively.

Income Taxes
The following table presents effective income tax rates for the years ended December 31, 2020 and 2019:

	2020	2019
Ameren	15%	18%
Ameren Missouri	7%	14%
Ameren Illinois	24%	24%
Ameren Illinois Electric Distribution	22%	23%
Ameren Illinois Natural Gas	26%	26%
Ameren Illinois Transmission	25%	24%
Ameren Transmission	26%	25%
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

LIQUIDITY AND CAPITAL RESOURCES
Collections from our tariff-based revenues are our principal source of cash provided by operating activities. A diversified retail customer mix, primarily consisting of rate-regulated residential, commercial, and industrial customers, provides us with a reasonably predictable source of cash. In addition to using cash provided by operating activities, we use available cash, drawings under committed credit agreements, commercial paper issuances, and/or, in the case of Ameren Missouri and Ameren Illinois, short-term affiliate borrowings to support normal operations and temporary capital requirements. We may reduce our short-term borrowings with cash provided by operations or, at our discretion, with long-term borrowings, or, in the case of Ameren Missouri and Ameren Illinois, with capital contributions from Ameren (parent). We expect to make significant capital expenditures over the next five years as we invest in our electric and natural gas utility infrastructure to support overall system reliability, grid modernization, renewable energy targets requirements, environmental compliance, and other improvements. As part of its plan to fund these cash flow requirements, Ameren is using newly issued shares of common stock, rather than market-purchased shares, to satisfy requirements under the DRPlus and employee benefit plans and expects to continue to do so through at least 2025. Ameren expects these issuances to provide equity of about $100 million annually. In addition to the issuance of common shares in connection with the 2021 settlement of the remaining portion of the forward sale agreement, Ameren plans to issue incremental equity of about $150 million in 2021 and about $300 million each year from 2022 to 2025. Ameren expects its equity to total capitalization to be about 45% through December 31, 2025, with the long-term intent to support solid investment-grade credit ratings.
The use of cash provided by operating activities and short-term borrowings to fund capital expenditures and other long-term investments at the Ameren Companies frequently results in a working capital deficit, defined as current liabilities exceeding current assets, as was the case at December 31, 2020, for Ameren and Ameren Illinois. With the credit capacity available under the Credit Agreements, and cash and cash equivalents, Ameren (parent), Ameren Missouri, and Ameren Illinois, collectively had net available liquidity of $1.9 billion at December 31, 2020. As a result of capital market volatility, due, in part, to the COVID-19 pandemic, and to increase net available liquidity, Ameren (parent) accelerated a debt issuance to April 2020, which had been planned for later in 2020, and used a portion of the proceeds to repay $350 million of senior unsecured notes held by Ameren (parent) in October 2020. Also, in August 2019, Ameren entered into a forward sale agreement with a counterparty relating to 7.5 million shares of common stock. In December 2020, Ameren partially settled the forward sale agreement by physically delivering 5.9 million shares of common stock for cash proceeds of $425 million. In February 2021, Ameren settled the remainder of the forward sale agreement by physically delivering 1.6 million shares of common stock for cash proceeds of $113 million. The proceeds were used to fund a portion of Ameren Missouri’s wind generation investments. See Credit Facility Borrowings and Liquidity and Long-term Debt and Equity below for additional information.
The following table presents net cash provided by (used in) operating, investing, and financing activities for the years ended December 31, 2020 and 2019:

	Net Cash Provided by Operating Activities			Net Cash Used in Investing Activities			Net Cash Provided by Financing Activities
	2020	2019	Variance	2020	2019	Variance	2020	2019	Variance
Ameren	$1,727	$2,170	$(443)	$(3,329)	$(2,435)	$(894)	$1,727	$334	$1,393
Ameren Missouri	911	1,067	(156)	(1,904)	(1,095)	(809)	1,099	59	1,040
Ameren Illinois	679	962	(283)	(1,444)	(1,205)	(239)	787	288	499
Cash Flows from Operating Activities
Our cash provided by operating activities is affected by fluctuations of trade accounts receivable, inventories, and accounts and wages payable, among other things, as well as the unique regulatory environment for each of our businesses. Substantially all expenditures related to fuel, purchased power, and natural gas purchased for resale are recovered from customers through riders, which may be adjusted without a traditional regulatory rate review, subject to prudence reviews. Similar regulatory mechanisms exist for certain operating expenses that can also affect the timing of cash provided by operating activities. The timing of cash payments for costs recoverable under our regulatory mechanisms differs from the recovery period of those costs. Additionally, the seasonality of our electric and natural gas businesses, primarily caused by seasonal customer rates and changes in customer demand due to weather, significantly affect the amount and timing of our cash provided by operating activities. See Note 2 – Rate and Regulatory Matters under Part II, Item 8, of this report for more information about our regulatory frameworks.
Our customers’ payment for our services has been adversely affected by the COVID-19 pandemic, resulting in a decrease to our cash flow from operations. For information regarding Ameren Missouri’s and Ameren Illinois’ suspensions and reinstatement of customer disconnection activities and late fee charges for nonpayment, see Note 2 – Rate and Regulatory Matters under Part II, Item 8, of this report. In addition, see Results of Operations above for more information on Ameren’s, Ameren Missouri’s, and Ameren Illinois’ accounts receivable balances that were 30 days or greater past due or that were a part of a deferred payment arrangement.

Ameren
Ameren’s cash provided by operating activities decreased $443 million in 2020, compared with 2019. The following items contributed to the decrease:
•A $381 million decrease resulting from reduced customer collections, primarily resulting from a decrease in sales volumes and an increase in accounts receivable balances, which were primarily due to the COVID-19 pandemic, and a net decrease attributable to regulatory recovery mechanisms, partially offset by decreased fuel and purchased power costs at Ameren Missouri and decreased purchased power costs and volumes, and natural gas costs, at Ameren Illinois.
•A $38 million increase in payments to settle ARO liabilities, primarily related to Ameren Missouri’s CCR storage facilities.
•A $28 million increase in pension and postretirement benefit plan contributions.
•A $27 million decrease in net collateral activity with counterparties, primarily resulting from changes in the market prices of power and natural gas, changes in contracted commodity volumes, and decreases resulting from Ameren Illinois’ renewable energy contracts entered into pursuant to the FEJA.
•A $25 million decrease, primarily resulting from increases to materials and supplies to support operations as levels were increased in 2020 to mitigate against any potential supply disruptions associated with the COVID-19 pandemic.
•A $16 million increase in interest payments, primarily due to an increase in the average outstanding debt at Ameren (parent) and Ameren Illinois.
•A $13 million increase in property tax payments at Ameren Missouri due to higher assessed property tax values.
•Refunds paid in 2020 of $13 million associated with the November 2013 FERC complaint case, as discussed in Note 2 – Rate and Regulatory Matters under Part II, Item 8, of this report.
The following items partially offset the decrease in Ameren’s cash from operating activities between periods:
•A $37 million decrease in payroll tax payments primarily due to the employer portion of Social Security taxes as a result of a payment deferral allowed under the Coronavirus Aid, Relief, and Economic Security Act. Half of this deferral will be paid at the end of 2021 and the remaining half will be paid at the end of 2022.
•A $35 million decrease in energy center maintenance costs, other than those associated with the Callaway refueling and maintenance outage, at Ameren Missouri, primarily due to lower electric system infrastructure maintenance expenses as a result of decreased system load, disciplined cost management, and the deferral of projects to future periods.
•An $11 million decrease in coal inventory at Ameren Missouri primarily as a result of decreased market prices and inventory reductions at the coal-fired energy centers.
Ameren Missouri
Ameren Missouri’s cash provided by operating activities decreased $156 million in 2020, compared with 2019. The following items contributed to the decrease:
•A $190 million decrease resulting from reduced customer collections, primarily resulting from a decrease in sales volumes and an increase in accounts receivable balances, which were primarily due to the COVID-19 pandemic, and a net decrease attributable to regulatory recovery mechanisms, partially offset by decreased fuel and purchased power costs.
•A $38 million increase in payments to settle ARO liabilities, primarily related to CCR storage facilities.
•A $17 million decrease in net collateral activity with counterparties, primarily resulting from changes in the market prices of power and natural gas and changes in contracted commodity volumes.
•A $14 million increase in pension and postretirement benefit plan contributions.
•A $13 million increase in property tax payments due to higher assessed property tax values.
•A $12 million decrease, primarily resulting from increases to materials and supplies to support operations as levels were increased in 2020 to mitigate against any potential supply disruptions associated with the COVID-19 pandemic.
The following items partially offset the decrease in Ameren Missouri’s cash from operating activities between periods:
•A $76 million decrease in income tax payments to Ameren (parent) pursuant to the tax allocation agreement, primarily due to the timing of payments and lower taxable income in 2020.
•A $35 million decrease in energy center maintenance costs, other than those associated with the Callaway refueling and maintenance outage, primarily due to lower electric system infrastructure maintenance expenses as a result of decreased system load, disciplined cost management, and the deferral of projects to future periods.
•A $17 million decrease in payroll tax payments primarily due to the employer portion of Social Security taxes as a result of a payment deferral allowed under the Coronavirus Aid, Relief, and Economic Security Act. Half of this deferral will be paid at the end of 2021 and the remaining half will be paid at the end of 2022.
•An $11 million decrease in coal inventory primarily as a result of decreased market prices and inventory reductions at the coal-fired energy centers.
Ameren Illinois
Ameren Illinois’ cash provided by operating activities decreased $283 million in 2020, compared with 2019. The following items contributed to the decrease:
•A $195 million decrease resulting from reduced customer collections, primarily resulting from a decrease in sales volumes and an increase in accounts receivable balances, which were primarily due to the COVID-19 pandemic, and a net decrease attributable to regulatory recovery mechanisms, partially offset by decreased purchased power costs and volumes, and natural gas costs.
•A $37 million increase in income tax payments to Ameren (parent) pursuant to the tax allocation agreement, primarily due to the timing of payments in 2020.
•A $13 million decrease, primarily resulting from increases to materials and supplies to support operations as levels were increased in 2020 to mitigate against any potential supply disruptions associated with the COVID-19 pandemic.
•A $10 million increase in interest payments, primarily due to an increase in the average outstanding debt.
•A $10 million decrease in net collateral activity with counterparties, primarily resulting from changes in the market prices of power and natural gas, changes in contracted commodity volumes, and decreases resulting from renewable energy contracts entered into pursuant to the FEJA.
•Refunds paid in 2020 of $9 million associated with the November 2013 FERC complaint case, as discussed in Note 2 – Rate and Regulatory Matters under Part II, Item 8, of this report.
•A $8 million increase in pension and postretirement benefit plan contributions.
The decrease in Ameren Illinois’ cash from operating activities between periods was partially offset by a $14 million decrease in payroll tax payments primarily due to the employer portion of Social Security taxes as a result of a payment deferral allowed under the Coronavirus Aid, Relief, and Economic Security Act. Half of this deferral will be paid at the end of 2021 and the remaining half will be paid at the end of 2022.
Pension Plans
Ameren’s pension plans are funded in compliance with income tax regulations, federal funding requirements, and other regulatory requirements. As a result, Ameren expects to fund its pension plans at a level equal to the greater of the pension cost or the legally required minimum contribution. Based on Ameren’s assumptions at December 31, 2020, its investment performance in 2020, and its pension funding policy, Ameren expects to make aggregate contributions of $60 million over the next five years. We estimate that Ameren Missouri’s and Ameren Illinois’ portions of the future funding requirements will be approximately 30% and 60%, respectively. These estimates may change based on actual investment performance, changes in interest rates, changes in our assumptions, changes in government regulations, and any voluntary contributions. In 2020, Ameren contributed $52 million to its pension plans. See Note 10 – Retirement Benefits under Part II, Item 8, of this report for additional information.
Cash Flows from Investing Activities
Ameren’s cash used in investing activities increased $894 million during 2020, compared with 2019, primarily as a result of a $564 million increase from the acquisition of the High Prairie Renewable Energy Center and a $258 million increase in capital expenditures. Cash used in investing activities also increased due to a $45 million increase in net investment activity in the nuclear decommissioning trust fund at Ameren Missouri and a $35 million increase due to the timing of nuclear fuel expenditures. In addition to the capital expenditure changes at Ameren Missouri and Ameren Illinois discussed below, Ameren’s capital expenditures were partially offset by a $43 million decrease in capital expenditures at ATXI and other electric transmission subsidiaries, primarily as a result of decreased Mark Twain transmission line expenditures, as it was placed in service in 2019. In 2020, ATXI placed the ninth and final line segment of the Illinois Rivers transmission line in service.
Ameren Missouri’s cash used in investing activities increased $809 million during 2020, compared with 2019, primarily as a result of $564 million in cash paid for the acquisition of the High Prairie Renewable Energy Center and a $139 million increase in net money pool advances. Cash used in investing activities also increased due to a $45 million increase in net investment activity in the nuclear decommissioning trust fund, a $35 million increase due to the timing of nuclear fuel expenditures, and a $26 million increase in capital expenditures, primarily related to electric delivery infrastructure upgrades and electric transmission system reliability projects.
Ameren Illinois’ cash used in investing activities increased $239 million during 2020, compared with 2019, due to an increase in capital expenditures, primarily related to electric transmission system reliability projects.

Capital Expenditures
The following charts present our capital expenditures for the years ended December 31, 2020 and 2019:

2020 – Total Ameren $3,233(a)	2019 – Total Ameren $2,411(a)

Ameren Missouri(b)	Ameren Illinois Natural Gas	ATXI and other electric transmission subsidiaries

Ameren Illinois Electric Distribution	Ameren Illinois Transmission
(a)Includes Other capital expenditures of $7 million and $(29) million for the years ended December 31, 2020 and 2019, respectively, which includes amounts for the elimination of intercompany transfers.
(b)Ameren Missouri capital expenditures include $564 million for the acquisition of the High Prairie Renewable Energy Center for the year ended December 31, 2020.
Ameren’s 2020 capital expenditures consisted of expenditures made by its subsidiaries, including ATXI and other electric transmission subsidiaries, which spent $113 million primarily on the Illinois Rivers transmission line. Of the $301 million in capital expenditures spent by Ameren Illinois Natural Gas during 2020, $189 million related to natural gas projects eligible for QIP recovery. In addition, Ameren Missouri expenditures included approximately $564 million for the acquisition of the High Prairie Renewable Energy Center. In both years, other capital expenditures were made principally to maintain, upgrade, and improve the reliability of the transmission and distribution systems of Ameren Missouri and Ameren Illinois by investing in substation upgrades, energy center projects, and smart-grid technology. Additionally, the Ameren Companies invested in various software projects.
Ameren’s 2019 capital expenditures consisted of expenditures made by its subsidiaries, including ATXI, which spent $156 million primarily on the Mark Twain and Illinois Rivers transmission lines. Of the $318 million in capital expenditures spent by Ameren Illinois Natural Gas during 2019, $203 million related to natural gas projects eligible for QIP recovery. Ameren Illinois exceeded the minimum capital spending levels required pursuant to IEIMA in 2019.

The following table presents Ameren’s estimate of capital expenditures that will be incurred from 2021 through 2025, including construction expenditures, allowance for funds used during construction, and expenditures for compliance with existing environmental regulations:

	2021	2022-2025			Total
Ameren Missouri	$2,205	$6,450	–	$7,130	$8,655	–	$9,335
Ameren Illinois Electric Distribution	515	2,060	–	2,280	2,575	–	2,795
Ameren Illinois Natural Gas	335	1,315	–	1,450	1,650	–	1,785
Ameren Illinois Transmission	615	2,715	–	3,000	3,330	–	3,615
ATXI and Other Electric Transmission Subsidiaries	55	130	–	140	185	–	195
Other	5	20	–	25	25	–	30
Ameren	$3,730	$12,690	–	$14,025	$16,420	–	$17,755
Ameren Missouri’s estimated capital expenditures include transmission, distribution, grid modernization, and generation-related investments, as well as expenditures for compliance with environmental regulations. In addition, Ameren Missouri’s estimated capital expenditures include approximately $500 million related to 300 MWs of wind generation at the Atchison Renewable Energy Center, but exclude incremental renewable generation investment opportunities of 1,200 MWs by 2025, which are included in Ameren Missouri’s 2020 IRP. As of the date of this filing, no contractual agreements have been entered into, and no regulatory approvals have been requested, related to these opportunities. Ameren Illinois’ estimated capital expenditures are primarily for electric and natural gas transmission and distribution-related investments, including capital expenditures to modernize its electric and gas distribution systems. These planned investments are based on the assumption of continued constructive regulatory frameworks, including an assumption that Ameren Missouri requests and receives MoPSC approval of an extension of the PISA through December 2028.
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
Ameren’s cash provided by financing activities increased $1,393 million during 2020, compared with 2019. During 2020, Ameren utilized net proceeds of $2,183 million from the issuance of long-term debt for general corporate purposes, including to repay then-outstanding short-term debt, including short-term debt incurred in connection with the repayment at maturity of long-term debt, to partially finance the acquisition of two wind generation facilities, and to repay other long-term debt. In addition, Ameren received cash proceeds of $425 million from the partial settlement of a forward sale agreement of common stock that were used to fund a portion of Ameren Missouri’s wind generation investments. Collectively, in 2020, Ameren repaid long-term debt of $442 million, received $50 million from net commercial paper issuances, and used cash provided by financing activities to fund, in part, investing activities. In comparison, in 2019, Ameren utilized net proceeds of $1,527 million from the issuance of long-term debt to repay then-outstanding short-term debt, including short-term debt incurred in connection with the repayment at maturity of long-term debt, and to repay at maturity other long-term debt. Collectively, in 2019, Ameren repaid long-term debt of $580 million, repaid net short-term debt of $157 million, and used cash provided by financing activities to fund, in part, investing activities. During 2020, Ameren paid common stock dividends of $494 million, compared with $472 million, in dividend payments in 2019.

Ameren Missouri’s cash provided by financing activities increased $1,040 million during 2020, compared with 2019. During 2020, Ameren Missouri utilized net proceeds of $1,012 million from the issuance of long-term debt to repay then-outstanding short-term debt, including short-term debt incurred in connection with the repayment at maturity of long-term debt, and to partially finance the acquisition of two wind generation facilities. Collectively, in 2020, Ameren Missouri repaid long-term debt of $92 million, repaid net short-term debt of $234 million, and used cash provided by financing activities to fund, in part, investing activities. In comparison, in 2019, Ameren Missouri utilized net proceeds of $778 million from the issuance of long-term debt to repay then-outstanding short-term debt, including short-term debt incurred in connection with the repayment at maturity of long-term debt, and to repay at maturity other long-term debt. Collectively, in 2019, Ameren Missouri repaid long-term debt of $580 million, received $179 million from net commercial paper issuances, and used cash provided by financing activities to fund, in part, investing activities. During 2020, Ameren Missouri received $491 million in capital contributions from Ameren (parent), of which, $67 million was associated with the tax allocation agreement, compared with $124 million in capital contributions received in 2019. During 2020, Ameren Missouri paid common stock dividends of $66 million, compared with $430 million in dividend payments in 2019, due to an increase in investing cash needs, including the acquisition of wind generation facilities.
Ameren Illinois’ cash provided by financing activities increased $499 million during 2020, compared with 2019. During 2020, Ameren Illinois received $464 million in capital contributions from Ameren (parent), of which, $9 million was associated with the tax allocation agreement, compared with $15 million in capital contributions received in 2019. In addition, Ameren Illinois utilized net proceeds of $373 million from the issuance of long-term debt to repay then-outstanding short-term debt. Collectively, in 2020, Ameren Illinois repaid net short-term debt of $53 million, and used cash provided by financing activities to fund, in part, investing activities. In comparison, in 2019, Ameren Illinois utilized net proceeds of $299 million from the issuance of long-term debt to repay then-outstanding short-term debt. Collectively, in 2019 Ameren Illinois repaid net short-term debt of $19 million, and used cash provided by financing activities to fund, in part, investing activities. In addition, during 2020, Ameren Illinois borrowed $19 million from the money pool and paid common stock dividends of $9 million.
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
The following table presents Ameren’s consolidated net available liquidity as of December 31, 2020:

Available at December 31, 2020
Ameren (parent) and Ameren Missouri(a):
Missouri Credit Agreement – borrowing capacity	$1,200
Less: Ameren (parent) commercial paper outstanding	315
Less: Letters of credit	3
Missouri Credit Agreement – subtotal	882
Ameren (parent) and Ameren Illinois(b):
Illinois Credit Agreement – borrowing capacity	1,100
Less: Ameren (parent) commercial paper outstanding	175
Less: Letters of credit	1
Illinois Credit Agreement – subtotal	924
Subtotal	$1,806
Cash and cash equivalents	139
Net Available Liquidity	$1,945
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
The Credit Agreements, among other things, provide $2.3 billion of credit until maturity in December 2024. See Note 4 – Short-term Debt and Liquidity under Part II, Item 8, of this report for additional information on the Credit Agreements. During the year ended December 31, 2020, Ameren (parent), Ameren Missouri, and Ameren Illinois each borrowed under the Credit Agreements and issued commercial paper. Borrowings under the Credit Agreements and commercial paper issuances are based upon available interest rates at that time of the borrowing or issuance. As a result of volatility in the capital markets, the Ameren Companies borrowed under the Credit Agreements in certain instances in the first quarter of 2020 rather than issuing commercial paper.

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
The issuance of short-term debt securities by Ameren’s utility subsidiaries is subject to FERC approval under the Federal Power Act. In 2020, the FERC issued orders authorizing Ameren Missouri and Ameren Illinois to each issue up to $1 billion of short-term debt securities through March 2022 and September 2022, respectively. In July 2019, the FERC issued an order authorizing ATXI to issue up to $300 million of short-term debt securities through July 2021.
The Ameren Companies continually evaluate the adequacy and appropriateness of their liquidity arrangements for changing business conditions. When business conditions warrant, changes may be made to existing credit agreements or to other short-term borrowing arrangements, or other arrangements may be made.
Long-term Debt and Equity
The following table presents Ameren’s issuances (net of any issuance premiums or discounts) of long-term debt and equity, as well as redemptions and maturities of long-term debt for the years ended December 31, 2020 and 2019. For additional information related to the terms and uses of these issuances and effective registration statements, and Ameren’s forward sale agreement relating to common stock, see Note 5 – Long-term Debt and Equity Financings under Part II, Item 8, of this report. For information on capital contributions received by Ameren Missouri and Ameren Illinois from Ameren (parent), see Note 13 – Related-party Transactions under Part II, Item 8, of this report. Additionally, Ameren Illinois will redeem all outstanding shares of its 6.625% and 7.75% series preferred stock in March 2021.

	Month Issued, Redeemed, Repurchased, or Matured	2020	2019
Issuances of Long-term Debt
Ameren:
3.50% Senior unsecured notes due 2031	April	$798	$—
2.50% Senior unsecured notes due 2024	September	—	450
Ameren Missouri:
2.95% First mortgage bonds due 2030	March	465	—
2.625% First mortgage bonds due 2051 (green bonds)	October	547	—
3.50% First mortgage bonds due 2029	March	—	450
3.25% First mortgage bonds due 2049	October	—	328
Ameren Illinois:
1.55% First mortgage bonds due 2030	November	373	—
3.25% First mortgage bonds due 2050	November	—	299
Total long-term debt issuances		$2,183	$1,527
Issuances of Common Stock
Ameren:
DRPlus and 401(k)(a)(b)	Various	$51	$68
Forward sale agreement(c)	December	425	—
Total common stock issuances		$476	$68
Total Ameren long-term debt and common stock issuances		$2,659	$1,595
Redemptions, Repurchases, and Maturities of Long-term Debt
Ameren:
2.70% Senior unsecured notes due 2020	October	$350	$—
Ameren Missouri:
5.00% Senior secured notes due 2020	February	85	—
6.70% Senior secured notes due 2019	February	—	329
5.10% Senior unsecured notes due 2019	October	—	244
5.45% First mortgage bonds due 2028	October	—	(d)
City of Bowling Green financing obligation (Peno Creek CT)	December	7	7
Ameren Illinois:
5.70% First mortgage bonds due 2024	September	—	(d)
5.90% First mortgage bonds due 2023	October	—	(d)
Total long-term debt redemptions, repurchases, and maturities		$442	$580
(a)    Ameren issued a total of 0.7 million and 0.9 million shares of common stock under its DRPlus and 401(k) plan in 2020 and 2019, respectively.

(b)    Excludes 0.5 million and 0.8 million shares of common stock valued at $38 million and $54 million issued for no cash consideration in connection with stock-based compensation in 2020 and 2019, respectively.
(c)    Ameren issued 5.9 million shares of common stock pursuant to a partial settlement of a forward sale agreement in December 2020.
(d)     Amount less than $1 million.
The Ameren Companies may sell securities registered under their effective registration statements if market conditions and capital requirements warrant such sales. Any offer and sale will be made only by means of a prospectus that meets the requirements of the Securities Act of 1933 and the rules and regulations thereunder.
Indebtedness Provisions and Other Covenants
At December 31, 2020, the Ameren Companies were in compliance with the provisions and covenants contained within their credit agreements, indentures, and articles of incorporation, as applicable, and ATXI was in compliance with the provisions and covenants contained in its note purchase agreement. See Note 4 – Short-term Debt and Liquidity and Note 5 – Long-term Debt and Equity Financings under Part II, Item 8, of this report for a discussion of covenants and provisions (and applicable cross-default provisions) contained in our credit agreements, certain of the Ameren Companies’ indentures and articles of incorporation, and ATXI’s note purchase agreement.
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
Dividends
Ameren paid to its shareholders common stock dividends totaling $494 million, or $2.00 per share, in 2020 and $472 million, or $1.92 per share, in 2019. The amount and timing of dividends payable on Ameren’s common stock are within the sole discretion of Ameren’s board of directors. Ameren’s board of directors has not set specific targets or payout parameters when declaring common stock dividends, but it considers various factors, including Ameren’s overall payout ratio, payout ratios of our peers, projected cash flow and potential future cash flow requirements, historical earnings and cash flow, projected earnings, impacts of regulatory orders or legislation, and other key business considerations. Ameren expects its dividend payout ratio to be between 55% and 70% of earnings over the next few years. On February 12, 2021, the board of directors of Ameren declared a quarterly dividend on Ameren’s common stock of 55 cents per share, payable on March 31, 2021, to shareholders of record on March 10, 2021.
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
At December 31, 2020, the amount of restricted net assets of Ameren’s subsidiaries that may not be distributed to Ameren in the form of a loan or dividend was $3.3 billion.

The following table presents common stock dividends declared and paid by Ameren Corporation to its common shareholders and by Ameren subsidiaries to their parent, Ameren:

	2020	2019
Ameren	$494	$472
Ameren Missouri	66	430
Ameren Illinois	9	—
ATXI	30	15
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
Contractual Obligations
The following table presents our contractual obligations as of December 31, 2020. See Note 10 – Retirement Benefits under Part II, Item 8, of this report for information regarding expected minimum funding levels for our pension plans, which are not included in the table below. In addition, routine short-term purchase order commitments are not included.

	2021	2022 – 2023	2024 – 2025	2026 and Thereafter	Total
Ameren:
Long-term debt and financing obligations(a)	$8	$745	$1,150	$9,287	$11,190
Interest payments	431	843	741	4,876	6,891
Operating leases	9	16	11	5	41
Other obligations(b)	788	697	289	195	1,969
Total cash contractual obligations	$1,236	$2,301	$2,191	$14,363	$20,091
Ameren Missouri:
Long-term debt and financing obligations(a)	$8	$295	$350	$4,499	$5,152
Interest payments	216	427	358	2,412	3,413
Operating leases	8	14	10	5	37
Other obligations(b)	503	503	258	126	1,390
Total cash contractual obligations	$735	$1,239	$976	$7,042	$9,992
Ameren Illinois:
Long-term debt(a)	$—	$400	$300	$3,288	$3,988
Interest payments	148	283	268	2,166	2,865
Other obligations(b)	290	200	33	47	570
Total cash contractual obligations	$438	$883	$601	$5,501	$7,423
(a)Excludes unamortized discount and premium and debt issuance costs of $12 million, $48 million, and $42 million at Ameren, Ameren Missouri, and Ameren Illinois, respectively. See Note 5 – Long-term Debt and Equity Financings under Part II, Item 8 of this report, for discussion of items included herein.
(b)See Other Obligations in Note 14 – Commitments and Contingencies under Part II, Item 8 of this report, for discussion of items included herein.
Off-balance-sheet Arrangements
At December 31, 2020, none of the Ameren Companies had any significant off-balance-sheet financing arrangements, other than the forward sale agreement relating to common stock, which was fully settled by mid-February 2021, and variable interest entities. See Note 1 – Summary of Significant Accounting Policies under Part II, Item 8, of this report for further detail concerning variable interest entities. See Note 5 – Long-term Debt and Equity Financings under Part II, Item 8, of this report for further detail concerning the forward sale agreement relating to common stock.
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
Collateral Postings
Any weakening of our credit ratings may reduce access to capital and trigger additional collateral postings and prepayments. Such changes may also increase the cost of borrowing, resulting in an adverse effect on earnings. Cash collateral postings and prepayments made with external parties, including postings related to exchange-traded contracts, and cash collateral posted by external parties were immaterial at December 31, 2020. A sub-investment-grade issuer or senior unsecured debt rating (below “Baa3” from Moody’s or below “BBB-” from S&P) at December 31, 2020, could have resulted in Ameren, Ameren Missouri, or Ameren Illinois being required to post additional collateral or other assurances for certain trade obligations amounting to $119 million, $105 million, and $14 million, respectively.
Changes in commodity prices could trigger additional collateral postings and prepayments. Based on credit ratings at December 31, 2020, if market prices were 15% higher or lower than December 31, 2020 levels in the next 12 months and 20% higher or lower thereafter through the end of the term of the commodity contracts, then Ameren, Ameren Missouri, or Ameren Illinois could be required to post an immaterial amount, compared to each company’s liquidity, of collateral or provide other assurances for certain trade obligations.
OUTLOOK
Below are some key trends, events, and uncertainties that may reasonably affect our results of operations, financial condition, or liquidity, as well as our ability to achieve strategic and financial objectives, for 2021 and beyond. The continued effect of the COVID-19 pandemic on our results of operations, financial position, and liquidity in subsequent periods will depend on its severity and longevity, future regulatory or legislative actions with respect thereto, and the resulting impact on business, economic, and capital market conditions. We continue to assess the impacts the pandemic is having on our businesses, including but not limited to impacts on our liquidity; demand for residential, commercial, and industrial electric and natural gas services; changes in deferred payment arrangements for customers; the timing and extent to which recovery of incremental costs incurred, net of savings, and forgone customer late fee revenues at Ameren Missouri is allowed by the MoPSC; changes in our ability to disconnect customers for nonpayment; bad debt expense; supply chain operations; the availability of our employees and contractors; counterparty credit; capital construction; infrastructure operations and maintenance; energy-efficiency programs; and pension valuations. For additional information regarding recent rate orders, lawsuits, and pending requests filed with state and federal regulatory commissions, including those discussed below, see Note 2 – Rate and Regulatory Matters under Part II, Item 8, of this report.
Operations
•In 2020, we experienced a net decrease in our sales volumes, which have been, and continue to be, affected by the COVID-19 pandemic, among other things, but we expect gradual improvement in economic activities in 2021. Further, our customers’ payment for services has been adversely affected by the COVID-19 pandemic, which led to an increase in our accounts receivable balances that are past due or that are a part of a deferred payment arrangement. Because of their regulatory frameworks, Ameren Illinois’ and ATXI’s revenues are largely decoupled from changes in sales volumes. Additionally, Ameren Illinois’ electric distribution and natural gas distribution businesses have bad debt riders, which provide for recovery of bad debt write-offs, net of any subsequent recoveries. Pursuant to a June 2020 ICC order, Ameren Illinois’ electric bad debt rider provided for the recovery of bad debt expense in 2020, which reverted to the recovery of bad debt write-offs, net of any subsequent recoveries, in 2021. Ameren Missouri does not have a bad debt rider or tracker, and thus its earnings are exposed to increases in bad debt expense, absent regulatory relief. However, Ameren Missouri does not expect a material impact to earnings from increases in bad debt expense. See the Results of Operations section above for additional information on our accounts receivable balances and changes in Ameren Missouri’s sales volumes in 2020, compared to 2019, and sales volumes expected in 2021, compared to 2020. Additionally, see Note 2 – Rate and Regulatory Matters under Part II, Item 8, of this report for information on Ameren Missouri’s and Ameren Illinois’ reinstatement of customer disconnection and late fee charges for non-payment, requests filed with the MoPSC for accounting authority orders related to Ameren Missouri’s electric and natural gas services to allow Ameren Missouri to accumulate certain costs incurred, net of savings, and forgone customer late fee revenues related to the COVID-19 pandemic for consideration of recovery in future regulatory rate reviews, and a June 2020 ICC order in a service disconnection moratorium proceeding, which required Ameren Illinois to implement more flexible credit and collection practices and allowed for recovery of costs incurred related to the COVID-19 pandemic and forgone late fees.
•In mid-February 2021, extremely cold weather in the central and southern United States, including in our service territories, caused a significant increase in customer demand for electricity and natural gas. These weather conditions resulted in industry natural gas supply disruptions and limitations, and operational issues at generation and transmission facilities throughout the regions. However, we did not experience significant generation or reliability issues. These events resulted in significant increases in power and natural gas prices in the energy markets. As a result of market purchases to serve incremental demand, Ameren Illinois and Ameren Missouri incurred additional natural gas costs of approximately $200 million and $50 million, respectively, for purchases made for resale between February 13, 2021, and February 17, 2021. These amounts are preliminary estimates and are subject to final settlement. The increase in our purchased power costs over the same time period was immaterial. Ameren Missouri and Ameren Illinois have riders to recover natural gas and purchased power costs. We do not expect this event will have a significant impact on our financial results or liquidity.
•The PISA permits Ameren Missouri to defer and recover 85% of the depreciation expense and earn a return at the applicable WACC on investments in certain property, plant, and equipment placed in service, and not included in base rates. The regulatory asset for accumulated PISA deferrals also earns a return at the applicable WACC, with all approved PISA deferrals added to rate base prospectively and recovered over a period of 20 years following a regulatory rate review. Additionally, under the RESRAM, Ameren Missouri is permitted to recover the 15% of depreciation expense not recovered under the PISA, and earn a return at the applicable WACC for investments in renewable generation plant placed in service. Accumulated RESRAM deferrals earn carrying costs at short-term interest rates. The PISA and the RESRAM mitigate the effects of regulatory lag between regulatory rate reviews. Those investments not eligible for recovery under the PISA and the remaining 15% of certain property, plant, and equipment placed in service, unless eligible for recovery under the RESRAM, remain subject to regulatory lag. Ameren Missouri recognizes the cost of debt on PISA deferrals in revenue, instead of using the applicable WACC, with the difference recognized in revenues when recovery of such deferrals is reflected in customer rates. As a result of the PISA election, additional provisions of the law apply to Ameren Missouri, including limitations on electric customer rate increases. Ameren Missouri does not expect to exceed these rate increase limitations in 2021. Both the rate increase limitation and the PISA are effective through December 2023, unless Ameren Missouri requests and the MoPSC approves an extension through December 2028.
•In 2018, the MoPSC issued an order approving Ameren Missouri’s MEEIA 2019 plan. The plan includes a portfolio of customer energy-efficiency programs through December 2022 and low-income customer energy-efficiency programs through December 2024, along with a rider. Ameren Missouri intends to invest $290 million over the life of the plan, including $65 million in 2021 and $70 million in 2022. The plan includes the continued use of the MEEIA rider, which allows Ameren Missouri to collect from, or refund to, customers any difference in actual MEEIA program costs and related lost electric margins and the amounts collected from customers. In addition, the plan includes a performance incentive that provides Ameren Missouri an opportunity to earn additional revenues by achieving certain customer energy-efficiency goals. If the target goals are achieved for 2020, 2021, and 2022, additional revenues of $10 million, $13 million, and $11 million would be recognized in 2021, 2022, and 2022, respectively. Incremental additional revenues of $3 million, $3 million, and $1 million may be earned for 2020, 2021, and 2022, respectively, and would be recognized in the respective following year if Ameren Missouri exceeds its targeted goals. Ameren Missouri’s ability to achieve and/or exceed targeted goals could be affected by the COVID-19 pandemic. Ameren Missouri recognized $6 million, $37 million, $11 million, and $28 million in revenues related to MEEIA performance incentives in 2020, 2019, 2018, and 2016, respectively.
•In March 2020, the MoPSC issued an order in Ameren Missouri’s July 2019 electric service regulatory rate review, resulting in a decrease of $32 million to Ameren Missouri’s annual revenue requirement for electric retail service. The order reduced the annualized base level of net energy costs pursuant to the FAC by approximately $115 million from the base level established in the MoPSC’s March 2017 electric rate order. The order also changed the annualized regulatory asset and liability amortization amounts and the base level of expenses for trackers. On an annualized basis, these changes reflect approximately $20 million of increased revenues and approximate decreases in purchased power expenses of $15 million, other operating and maintenance expenses of $60 million, and income tax expenses of $20 million. Additionally, the annual revenue requirement incorporated increases of approximately $50 million for the reduction in sales volumes resulting from MEEIA programs and approximately $50 million of depreciation and amortization expense for amounts previously deferred under PISA. The increase in the annual revenue requirement related to the MEEIA programs is seasonally weighted to the summer. One of the stipulation and agreements approved by the MoPSC’s March 2020 order states that the net impact of the revenue and expense changes noted above reflects a 9.4% to 9.8% ROE on an unspecified percent of common equity applicable to rate base. The new rates, base level of expenses, and amortizations became effective on April 1, 2020.
•Ameren Missouri expects to file for electric and natural gas service regulatory rate reviews by the end of March 2021. Ameren Missouri expects key drivers of the electric service regulatory rate review to include increased infrastructure investments and other costs of service.
•Ameren Illinois and ATXI use a forward-looking rate calculation with an annual revenue requirement reconciliation for each company’s electric transmission business. Based on expected rate base growth and the currently allowed 10.52% ROE, the revenue requirements included in 2021 rates for Ameren Illinois’ and ATXI’s electric transmission businesses are $380 million and $200 million, respectively. These revenue requirements represent an increase in Ameren Illinois’ and ATXI’s revenue requirements of $67 million and $8 million, respectively, from the revenue requirements reflected in 2020 rates, primarily due to the expected rate base growth. These rates will affect Ameren Illinois’ and ATXI’s cash receipts during 2021, but will not determine their respective electric transmission service operating revenues, which will instead be based on 2021 actual recoverable costs, rate base, and a return on rate base at the applicable WACC as calculated under the FERC formula ratemaking framework.
•The allowed base ROE for FERC-regulated transmission rates previously charged under the MISO tariff is the subject of an appeal filed with the United States Court of Appeals for the District of Columbia Circuit. Depending on the outcome of the appeal, the transmission rates charged during previous periods and the currently effective rates may be subject to change. A proposed rulemaking also has been issued by the FERC regarding the transmission incentives policy, including the basis points added for transmission owner participation in an RTO, and a separate notice of inquiry regarding the base ROE generally applicable to the industry. Ameren is unable to predict the ultimate impact of any changes to the FERC’s incentives policy, action on the notice of inquiry on ROE, or any further order on base ROE. A 50 basis point change in the FERC-allowed base ROE would affect Ameren’s and Ameren Illinois’ annual net income by an estimated $11 million and $7 million, respectively, based on each company’s 2021 projected rate base.
•Ameren Illinois’ electric distribution service performance-based formula ratemaking framework allows Ameren Illinois to reconcile electric distribution service rates to its actual revenue requirement on an annual basis. If a given year’s revenue requirement varies from the amount collected from customers, an adjustment is made to electric operating revenues with an offset to a regulatory asset or liability to reflect that year’s actual revenue requirement, independent of actual sales volumes. The regulatory balance is then collected from, or refunded to, customers within two years from the end of the year. Unless extended, the performance-based formula ratemaking framework expires at the end of 2022. If not extended, Ameren Illinois would be required to establish future rates through a traditional regulatory rate review, which would allow the use of a future test year, with the ICC. The decoupling provisions extend beyond the end of the formula ratemaking by law, which ensures that Ameren Illinois’ electric distribution revenues authorized in a regulatory rate review are not affected by changes in sales volumes. Ameren Illinois is actively pursuing constructive ratemaking, and filed a request with the ICC in April 2020, which, if approved, would allow Ameren Illinois to continue to reconcile electric distribution service rates to the last annual revenue requirement approved by the ICC under the performance-based formula ratemaking framework, for a period of up to two years after the framework expires or is no longer elected. Ameren Illinois expects a decision by the ICC in March 2021.
•In December 2020, the ICC issued an order in Ameren Illinois’ annual update filing that approved a $49 million decrease in Ameren Illinois’ electric distribution service rates beginning in January 2021. Illinois law provides for an annual reconciliation of the electric distribution revenue requirement as is necessary to reflect the actual costs incurred and a return at the applicable WACC on year-end rate base in a given year with the revenue requirement that was reflected in customer rates for that year. Consequently, Ameren Illinois’ 2021 electric distribution service revenues will be based on its 2021 actual recoverable costs, 2021 year-end rate base, and a return at the applicable WACC, with the ROE based on the annual average of the monthly yields of the 30-year United States Treasury bonds plus 580 basis points. As of December 31, 2020, Ameren Illinois expects its 2021 year-end rate base to be $3.7 billion. With or without extension of the formula ratemaking framework, the 2021 revenue requirement reconciliation will be collected from, or refunded to, customers in 2023. A 50 basis point change in the annual average of the monthly yields of the 30-year United States Treasury bonds would result in an estimated $10 million change in Ameren’s and Ameren Illinois’ annual net income, based on Ameren Illinois’ 2021 projected year-end rate base. Ameren Illinois’ allowed ROE for 2020 was based on an annual average of the monthly yields of the 30-year United States Treasury bonds of 1.56%.
•Ameren Illinois earns a return at the applicable WACC on its electric energy-efficiency program investments. Ameren Illinois’ electric energy-efficiency investments are deferred as a regulatory asset and earn a return at the applicable WACC, with the ROE based on the annual average of the monthly yields of the 30-year United States Treasury bonds plus 580 basis points. The allowed ROE on electric energy-efficiency investments can be increased or decreased by up to 200 basis points, depending on the achievement of annual energy savings goals. Ameren Illinois plans to invest up to approximately $100 million per year in electric energy-efficiency programs through 2025, and will earn a return on those investments. While the ICC has approved a plan consistent with this spending level through 2021, the ICC has the ability to reduce the amount of electric energy-efficiency savings goals in future plan program years if there are insufficient cost-effective programs available, which could reduce the investments in electric energy-efficiency programs. The electric energy-efficiency program investments and the return on those investments are collected from customers through a rider and are not included in the electric distribution service performance-based formula ratemaking framework.
•In January 2021, the ICC issued an order in Ameren Illinois’ February 2020 natural gas delivery service regulatory rate review, which resulted in an increase to its annual revenues for natural gas delivery service of $76 million. The new rates became effective in January 2021. As a result of this order, the rate base under the QIP was reset to zero. Ameren Illinois used a 2021 future test year in this proceeding.
•In February 2020, the MoPSC issued an order approving a stipulation and agreement allowing Ameren Missouri to defer and amortize maintenance expenses related to scheduled refueling and maintenance outages at its Callaway Energy Center. Maintenance expenses are amortized over the period between refueling and maintenance outages, which is approximately 18 months. During its return to full power after the completion of the last refueling and maintenance outage in late December 2020, the Callaway Energy Center experienced a non-nuclear operating issue related to its generator. A thorough investigation of this matter was conducted. Work has begun to replace certain key components of the generator in order to return the energy center to service. Ameren Missouri expects generator repairs of $65 million, which are expected to be largely capital expenditures. Due to the long lead time for the manufacture, repair, and installation of the components, the energy center is expected to return to service in late June or early July 2021. As of December 31, 2020, Ameren Missouri deferred, as a regulatory asset, $39 million in maintenance expenses related to its scheduled fall 2020 outage, which it began to amortize in January 2021. The regulatory asset will be amortized until the completion of the next refueling and maintenance outage. For the duration of the unplanned outage, Ameren Missouri expects an increase to its purchased power expense and a decrease to its off-system sales, with changes to both items recovered under the FAC. Ameren Missouri does not expect a significant increase to other operations and maintenance expense as a result of the unplanned outage. Prior to 2020, maintenance expenses for refueling and maintenance outages were expensed as incurred.
•Ameren Missouri and Ameren Illinois continue to make infrastructure investments and expect to seek increases to electric and natural gas rates to recover the cost of investments and earn an adequate return. Ameren Missouri and Ameren Illinois will also seek new, or to maintain existing, legislative solutions to address regulatory lag and to support investment in their utility infrastructure for the benefit of their customers. Ameren Missouri and Ameren Illinois continue to face cost recovery pressures, including limited economic growth in their service territories, economic impacts of COVID-19, customer conservation efforts, the impacts of additional customer energy-efficiency programs, and increased customer use of increasingly cost-effective technological advances, including private generation and energy storage. However, over the long-term, we expect the decreased demand to be partially offset by increased demand resulting from increased electrification of the economy for efficiencies and as a means to address economy-wide CO2 emission concerns. We expect that increased investments, including expected future investments for environmental compliance, system reliability improvements, and potential new generation sources, will result in rate base and revenue growth but also higher depreciation and financing costs.
Liquidity and Capital Resources
•Our customers’ payment for our services has been adversely affected by the COVID-19 pandemic, resulting in a decrease to our cash flow from operations. See the Results of Operations section above for additional information on our accounts receivable balances. Further, our liquidity and our capital expenditure plans could be adversely affected by other impacts resulting from the COVID-19 pandemic, including but not limited to potential impacts on our ability to access the capital markets on reasonable terms and when needed, Ameren Missouri’s expected wind generation additions remaining in 2021, and the timing of tax payments and the utilization of tax credits. We expect to make significant capital expenditures to improve our electric and natural gas utility infrastructure, however, disruptions to the capital markets and the ability of our suppliers and contractors to perform as required under their contracts could impact the execution of our capital investment strategy. For further discussion on the impacts to our ability to access the capital markets and Ameren Missouri’s expected wind generation additions remaining in 2021, see below.
•In February 2021, Ameren Missouri filed an update to its Smart Energy Plan with the MoPSC, which includes a five-year capital investment overview with a detailed one-year plan for 2021. The plan is designed to upgrade Ameren Missouri’s electric infrastructure and includes investments that will upgrade the grid and accommodate more renewable energy. Investments under the plan are expected to total approximately $8.4 billion over the five-year period from 2021 through 2025, with expenditures largely recoverable under the PISA and the RESRAM. The planned investments in 2024 and 2025 are based on the assumption that Ameren Missouri requests and receives MoPSC approval of an extension of the PISA through December 2028.

•In September 2020, Ameren Missouri filed its 2020 IRP with the MoPSC. In connection with the 2020 IRP filing, Ameren established a goal of achieving net-zero carbon emissions by 2050. Ameren is also targeting a 50% CO2 emission reduction by 2030 and an 85% reduction by 2040 from the 2005 level. The plan, which is subject to review by the MoPSC for compliance with Missouri law, targets cleaner and more diverse sources of energy generation, including solar, wind, hydro, and nuclear power, and supports increased investment in new energy technologies. It also includes expanding renewable sources by adding 3,100 MWs of renewable generation by the end of 2030 and a total of 5,400 MWs of renewable generation by 2040. These amounts include the 700 MWs of wind generation projects discussed below, which will support Ameren Missouri’s compliance with the state of Missouri’s requirement of achieving 15% of native load sales from renewable energy sources beginning in 2021. The plan also includes advancing the retirement dates of the Sioux and Rush Island coal-fired energy centers to 2028 and 2039, respectively, which are subject to the approval of a change in the assets’ depreciable lives by the MoPSC in a future regulatory rate review, the continued implementation of customer energy-efficiency programs, and the expectation that Ameren Missouri will seek NRC approval for an extension of the operating license for the Callaway Energy Center beyond its current 2044 expiration date. Additionally, the plan includes retiring the Meramec and Labadie coal-fired energy centers at the end of their useful lives (by 2022 and 2042, respectively). Ameren Missouri’s plan could be affected by, among other factors: Ameren Missouri’s ability to obtain a certificate of convenience and necessity from the MoPSC, and any other required approvals for the addition of renewable resources, retirement of energy centers, and new or continued customer energy-efficiency programs; the ability of developers to meet contractual commitments and timely complete projects, which is dependent upon the availability of necessary materials and equipment, including those that are affected by the disruptions in the global supply chain caused by the COVID-19 pandemic, among other things; the availability of federal production and investment tax credits related to renewable energy and Ameren Missouri’s ability to use such credits; the cost of wind, solar, and other renewable generation and storage technologies; changes in environmental laws or requirements, including those related to carbon emissions; energy prices and demand; and Ameren Missouri’s ability to obtain timely interconnection agreements with the MISO or other RTOs at an acceptable cost. The next integrated resource plan is expected to be filed in September 2023.
•In December 2020, Ameren Missouri acquired a 400-MW wind generation project located in northeastern Missouri for approximately $615 million, and placed the assets in service as the High Prairie Renewable Energy Center. In January 2021, Ameren Missouri acquired an up-to 300-MW wind generation project located in northwestern Missouri. At the date of this filing, Ameren Missouri placed 120 MWs in service as the Atchison Renewable Energy Center, with a purchase price of approximately $200 million. There have been changes to the schedule for this project, particularly as a result of component delivery delays. Ameren Missouri expects approximately 150 MWs of the up-to 300-MW project to be in service by the end of the first quarter of 2021, and the remaining portion to be in service later in 2021. See discussion below related to production tax credits.
•Through 2025, we expect to make significant capital expenditures to improve our electric and natural gas utility infrastructure, with a major portion directed to our transmission and distribution systems. We estimate that we will invest up to $17.8 billion (Ameren Missouri – up to $9.3 billion; Ameren Illinois – up to $8.2 billion; ATXI – up to $0.2 billion) of capital expenditures during the period from 2021 through 2025. Ameren’s and Ameren Missouri’s estimates include 300 MWs of wind generation at the Atchison Renewable Energy Center, but exclude incremental renewable generation investment opportunities of 1,200 MWs by 2025, which are included in Ameren Missouri’s 2020 IRP. As of the date of this filing, no contractual agreements have been entered into, and no regulatory approvals have been requested, related to these opportunities. These planned investments are based on the assumption of continued constructive regulatory frameworks, including an assumption that Ameren Missouri requests and receives MoPSC approval of an extension of the PISA through December 2028.
•Environmental regulations, including those related to CO2 emissions, or other actions taken by the EPA, or requirements that may result from the NSR and Clean Air Act Litigation discussed in Note 14 – Commitments and Contingencies under Part II, Item 8, of this report, could result in significant increases in capital expenditures and operating costs. Regulations enacted by a prior federal administration and under legal challenge can be reviewed or recommended for repeal by the EPA, and new replacement or alternative regulations can be proposed, or adopted by the current federal administration, the EPA and state regulators. The ultimate implementation of any of these regulations, as well as the timing of any such implementation, is uncertain. However, the individual or combined effects of existing and new environmental regulations could result in significant capital expenditures, increased operating costs, or the closure or alteration of some of Ameren Missouri’s coal-fired energy centers. Ameren Missouri’s capital expenditures are subject to MoPSC prudence reviews, which could result in cost disallowances as well as regulatory lag. The cost of Ameren Illinois’ purchased power and natural gas purchased for resale could increase. However, Ameren Illinois expects that these costs would be recovered from customers with no material adverse effect on its results of operations, financial position, or liquidity. Ameren’s and Ameren Missouri’s earnings could benefit from increased investment to comply with environmental regulations if those investments are reflected and recovered on a timely basis in customer rates.
•The Ameren Companies have multiyear credit agreements that cumulatively provide $2.3 billion of credit through December 2024, subject to a 364-day repayment term for Ameren Missouri and Ameren Illinois, with the option to seek incremental commitments to increase the cumulative credit provided to $2.7 billion. See Note 4 – Short-term Debt and Liquidity under Part II, Item 8, of this report for additional information regarding the Credit Agreements. The Ameren Companies have no material maturities of long-term debt until

2022. With the recently completed Ameren Missouri and Ameren Illinois debt issuances and availability under the Credit Agreements, as well as the proceeds from the recent settlement of the forward sale agreement, Ameren, Ameren Missouri, and Ameren Illinois believe that their liquidity is adequate given their expected operating cash flows, capital expenditures, including expected wind generation additions remaining in 2021, and financing plans. The Ameren Companies continue to monitor the effect of the COVID-19 pandemic on their liquidity, including as a result of decreased sales and increased customer nonpayment. To date, the Ameren Companies have been able to access the capital markets on reasonable terms when needed. However, there can be no assurance that significant changes in economic conditions, disruptions in the capital and credit markets, or other unforeseen events will not materially affect their ability to execute their expected operating, capital, or financing plans.
•Ameren expects its cash used for currently planned capital expenditures and dividends to exceed cash provided by operating activities over the next several years. As part of its plan to fund these cash flow requirements, Ameren is using newly issued shares of common stock, rather than market-purchased shares, to satisfy requirements under the DRPlus and employee benefit plans and expects to continue to do so through at least 2025. Ameren expects these issuances to provide equity of about $100 million annually. In addition to the issuance of common shares in connection with the 2021 settlement of the remaining portion of the forward sale agreement, Ameren plans to issue incremental equity of about $150 million in 2021 and about $300 million each year from 2022 to 2025. Ameren expects its equity to total capitalization to be about 45% through December 31, 2025, with the long-term intent to support solid investment-grade credit ratings. Ameren Missouri and Ameren Illinois expect to fund cash flow needs through debt issuances, adjustments of dividends to Ameren (parent), and/or capital contributions from Ameren (parent).
•As of December 31, 2020, Ameren had $90 million in tax benefits related to federal and state income tax credit carryforwards and $7 million in tax benefits from state net operating loss carryforwards, which will be utilized in future periods. Ameren expects federal income tax payments at the required minimum levels from 2021 to 2025 resulting from the anticipated use of production tax credits that will be generated by Ameren Missouri’s High Prairie and Atchison renewable energy centers and existing tax credit carryforwards.
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
•Regulatory environment and external regulatory decisions and requirements
•Anticipated future regulatory decisions and our assessment of their impact
•The impact of prudence reviews, complaint cases, limitations on electric rate increases in Missouri, and opposition during the ratemaking process that may limit our ability to timely recover costs and earn a fair return on our investments
•Ameren Illinois’ assessment of and ability to estimate the current year’s electric distribution service costs to be reflected in revenues and recovered from customers in a subsequent year under performance-based formula ratemaking framework
•Ameren Illinois’ and ATXI’s assessment of and ability to estimate the current year’s electric transmission service costs to be reflected in revenues and recovered from customers in a subsequent year under the FERC ratemaking frameworks
•Ameren Missouri’s estimate of revenue recovery under the MEEIA plans

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

Accounting Estimate	Uncertainties Affecting Application
Benefit Plan Accounting
Based on actuarial calculations, we accrue costs of providing future employee benefits for the benefit plans we offer our employees. See Note 10 – Retirement Benefits under Part II, Item 8, of this report.

•Valuation inputs and assumptions used in the fair value measurements of plan assets, excluding those inputs that are readily observable
•Discount rate
•Cash balance plan interest crediting rate on certain plans
•Future compensation increase assumption
•Health care cost trend rates
•Assumptions on the timing of employee retirements, terminations, benefit payments, and mortality
•Ability to recover certain benefit plan costs from our customers
•Changing market conditions that may affect investment and interest rate environments
•Future rate of return on pension and other plan assets

Basis for Judgment
Ameren has defined benefit pension plans covering substantially all of its employees and has postretirement benefit plans covering non-union employees hired before October 2015 and union employees hired before January 2020. Our ultimate selection of the discount rate, health care trend rate, and expected rate of return on pension and other postretirement benefit plan assets is based on our consistent application of assumption-setting methodologies and our review of available historical, current, and projected rates, as applicable. We also make mortality assumptions to estimate our pension and other postretirement benefit obligations. See Note 10 – Retirement Benefits under Part II, Item 8, of this report for these assumptions and the sensitivity of Ameren’s benefit plans to potential changes in these assumptions.

Accounting Estimate	Uncertainties Affecting Application
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
•Estimating financial impact of events
•Estimating likelihood of various potential outcomes
•Regulatory and political environments and requirements
•Outcome of legal proceedings, settlements, or other factors
•Changes in regulation, expected scope of work, technology, or timing of environmental remediation

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

Accounting Estimate	Uncertainties Affecting Application
Accounting for Income Taxes
We record a provision for income taxes, deferred tax assets and liabilities, and a valuation allowance against net deferred tax assets, if any. See Note 12 – Income Taxes under Part II, Item 8, of this report.

•Changes in business, industry, laws, technology, or economic and market conditions affecting forecasted financial condition and/or results of operations
•Estimates of the amount and character of future taxable income and forecasted use of our tax credit carryforwards
•Enacted tax rates applicable to taxable income in years in which temporary differences are recovered or settled
•Effectiveness of implementing tax planning strategies
•Changes in income tax laws, including amounts subject to income tax, and the regulatory treatment of any tax reform changes
•Results of audits and examinations by taxing authorities

Basis for Judgment
The reporting of tax-related assets and liabilities requires the use of estimates and significant management judgment. Deferred tax assets and liabilities are recorded to represent future effects on income taxes for temporary differences between the basis of assets for financial reporting and tax purposes. Although management believes that current estimates for deferred tax assets and liabilities are reasonable, actual results could differ from these estimates for a variety of reasons, including: a change in forecasted financial condition and/or results of operations; changes in income tax laws, enacted tax rates or amounts subject to income tax; the form, structure, and timing of asset or stock sales or dispositions; changes in the regulatory treatment of any tax reform benefits; and changes resulting from audits and examinations by taxing authorities. Valuation allowances against deferred tax assets are recorded when management concludes it is more likely than not such asset will not be realized in future periods. Accounting for income taxes also requires that only tax benefits for positions taken or expected to be taken on tax returns that meet the more-likely-than-not recognition threshold can be recognized or continue to be recognized. Management evaluates each position solely on the technical merits and facts and circumstances of the position, assuming that the position will be examined by a taxing authority that has full knowledge of all relevant information. Significant judgment is required to determine recognition thresholds and the related amount of tax benefits to be recognized. At each period end, and as new developments occur, management reevaluates its tax positions. See Note 12 – Income Taxes under Part II, Item 8, of this report for the amount of deferred income taxes recorded at December 31, 2020.

Accounting Estimate	Uncertainties Affecting Application
Accounting for Asset Retirement Obligations
We record the estimated fair value of legal obligations associated with the retirement of tangible long-lived assets. See Note 1 – Summary of Significant Accounting Policies under Part II, Item 8, of this report.

•Discount rates
•Cost escalation rates
•Changes in regulation, expected scope of work, technology, or timing of environmental remediation
•Estimates as to the probability, timing, or amount of cash expenditures associated with AROs

Basis for Judgment
We record the estimated fair value of legal obligations associated with the retirement of tangible long-lived assets in the period in which the liabilities are incurred and capitalize a corresponding amount as part of the book value of the related long-lived asset. In subsequent periods, we adjust AROs for accretion and changes in the estimated fair values of the obligations, with a corresponding increase or decrease in the asset book value for the fair value changes. We estimate the fair value of our AROs using present value techniques, in which we make various assumptions about discount rates and cost escalation rates. In addition, these estimates include assumptions of the probability, timing, and amount of cash expenditures to settle the ARO, and are based on currently available technology. Ameren and Ameren Missouri have recorded AROs for retirement costs associated with the decommissioning of Ameren Missouri’s Callaway and High Prairie Renewable energy centers, CCR facilities, and river structures. Also, Ameren, Ameren Missouri, and Ameren Illinois have recorded AROs for retirement costs associated with asbestos removal and the disposal of certain transformers. An increase of 0.25% in the assumed escalation rates would increase Ameren’s AROs at December 31, 2020, by $78 million. See Note 15 – Supplemental Information under Part II, Item 8, of this report for the amount of AROs recorded at December 31, 2020.
Impact of New Accounting Pronouncements
See Note 1 – Summary of Significant Accounting Policies under Part II, Item 8, of this report.

EFFECTS OF INFLATION AND CHANGING PRICES
Ameren’s rates for retail electric and natural gas utility service are regulated by the MoPSC and the ICC. Nonretail electric rates are regulated by the FERC. Rate regulation is generally based on the recovery of historical or projected costs. As a result, revenue increases could lag changing prices. The current replacement cost of our utility plant substantially exceeds our recorded historical cost. Under existing regulatory practice, the historical cost of plant is recoverable from customers. As a result, customer rates designed to provide recovery of historical costs through depreciation might not be adequate to replace plant in future years.
Ameren Illinois participates in performance-based formula ratemaking for its electric distribution business and its electric energy-efficiency investments. Within those ratemaking frameworks, the annual average of the monthly yields of the 30-year United States Treasury bonds are the basis for Ameren Illinois’ allowed ROE. Therefore, there is a direct correlation between the yield of United States Treasury bonds, which are affected by inflation, and the allowed ROE applicable to Ameren Illinois’ electric distribution business and electric energy-efficiency investments. Ameren Illinois’ and ATXI’s electric transmission rates are determined pursuant to formula ratemaking. Additionally, Ameren Illinois and ATXI use a company-specific, forward-looking formula ratemaking framework in setting their transmission rates. These forward-looking rates are updated each January with forecasted information. A reconciliation during the year, which adjusts for the actual revenue requirement and for actual sales volumes, is used to adjust billing rates in a subsequent year.
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
ITEM 7A.QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
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
Interest Rate Risk
We are exposed to market risk through changes in interest rates associated with:
•short-term variable-rate debt;
•fixed-rate debt;
•United States Treasury bonds; and
•the discount rate applicable to asset retirement obligations, goodwill, and defined pension and postretirement benefit plans.
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
The estimated increase in our annual interest expense and decrease in net income if interest rates were to increase by 100 basis points on variable-rate debt outstanding at December 31, 2020 is immaterial.

The allowed ROE under Ameren Illinois’ electric distribution service and its electric energy-efficiency investments formula ratemaking recovery mechanisms is based on the annual average of the monthly yields of the 30-year United States Treasury bonds plus 580 basis points. Therefore, Ameren Illinois’ annual ROE for its electric distribution business is directly correlated to the yields on such bonds, which are outside of Ameren Illinois’ control. A 50 basis point change in the annual average of the monthly yields of the 30-year United States Treasury bonds would result in an estimated $10 million change in Ameren’s and Ameren Illinois’ annual net income, based on its 2021 projected rate base. Interest rate levels also influence the ROE allowed by our regulators in our other ratemaking jurisdictions as well as the carrying costs associated with certain regulatory assets and liabilities.
Credit Risk
Credit risk represents the loss that would be recognized if counterparties should fail to perform as contracted. Exchange-traded contracts are supported by the financial and credit quality of the clearing members of the respective exchanges and carry only a nominal credit risk. In all other transactions, we are exposed to credit risk in the event of nonperformance by the counterparties to the transaction. See Note 7 – Derivative Financial Instruments under Part II, Item 8, of this report for information on the potential loss on counterparty exposure as of December 31, 2020.
Our revenues are primarily derived from sales or delivery of electricity and natural gas to customers in Missouri and Illinois. Our physical and financial instruments are subject to credit risk consisting of trade accounts receivables and executory contracts with market risk exposures. The risk associated with trade receivables is mitigated by the large number of customers in a broad range of industry groups who make up our customer base. At December 31, 2020, no nonaffiliated customer represented more than 10% of our accounts receivable. Additionally, Ameren Illinois faces risks associated with the purchase of receivables. The Illinois Public Utilities Act requires Ameren Illinois to establish electric utility consolidated billing and purchase of receivables services. At the option of an alternative retail electric supplier, Ameren Illinois may be required to purchase the supplier’s receivables relating to Ameren Illinois’ distribution customers who elected to receive power supply from the alternative retail electric supplier. When that option is selected, Ameren Illinois produces consolidated bills for the applicable retail customers to reflect charges for electric distribution and purchased receivables. As of December 31, 2020, Ameren Illinois’ balance of purchased accounts receivable associated with the utility consolidated billing and purchase of receivables services was $28 million. The risk associated with Ameren Illinois’ electric and natural gas trade receivables is also mitigated by a rider that allows Ameren Illinois to recover the difference between its actual net bad debt write-offs under GAAP and the amount of net bad debt write-offs included in its base rates. Ameren Missouri and Ameren Illinois continue to monitor the impact of increasing rates on customer collections, as applicable, and increasing customer account balances largely associated with the COVID-19 pandemic. Ameren Missouri and Ameren Illinois make adjustments to their respective allowance for doubtful accounts as deemed necessary to ensure that such allowances are adequate to cover estimated uncollectible customer account balances. See Note 1 – Summary of Significant Accounting Policies under Part II, Item 8, of this report for more information on Ameren’s, Ameren Missouri’s, and Ameren Illinois’ accounts receivable balances that were 30 days or greater past due or that were a part of a deferred payment arrangement as of December 31, 2020. In addition, for information regarding Ameren Missouri’s and Ameren Illinois’ suspensions and reinstatement of customer disconnection activities and late fee charges for nonpayment, see Note 2 – Rate and Regulatory Matters under Part II, Item 8, of this report.
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
The expected return on plan assets assumption is based on historical and projected rates of return for current and planned asset classes in the investment portfolio. Projected rates of return for each asset class are estimated after an analysis of historical experience, future expectations, and the volatility of the various asset classes. After considering the target asset allocation for each asset class, we adjust the overall expected rate of return for the portfolio for historical and expected experience of active portfolio management results compared with benchmark returns, and for the effect of expenses paid from plan assets. Contributions to the plans and future costs could increase materially if we do not achieve pension and postretirement asset portfolio investment returns equal to or in excess of our 2021 assumed return on plan assets of 6.50%.
Ameren Missouri also maintains a trust fund, as required by the NRC and Missouri law, to fund certain costs of nuclear plant decommissioning. As of December 31, 2020, this fund was invested in domestic equity securities (69%) and debt securities (30%). By maintaining a portfolio that includes long-term equity investments, Ameren Missouri seeks to maximize the returns to be used to fund nuclear decommissioning costs within acceptable parameters of risk. Ameren Missouri actively monitors the portfolio by benchmarking the performance of its investments against certain indices and by maintaining and periodically reviewing established target allocation percentages of the trust assets to various investment options. Ameren Missouri’s exposure to equity price market risk is in large part mitigated because Ameren Missouri is currently allowed to recover its decommissioning costs, which would include unfavorable investment results, through electric rates.
Additionally, Ameren and Ameren Illinois have company-owned life insurance contracts with net asset values of $165 million and $8 million, respectively, as of December 31, 2020. Changes in the market values of these contracts are reflected in earnings.
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
Ameren Illinois has cost recovery mechanisms for power purchased, capacity, zero emission credit, and renewable energy credit costs and expects full recovery of such costs. Ameren Illinois is required to serve as the provider of last resort for electric customers in its service territory who have not chosen an alternative retail electric supplier. In 2020, Ameren Illinois procured power on behalf of its customers for 23% of its total kilowatthour sales. Ameren Illinois purchases energy and capacity through the MISO and through bilateral contracts resulting from IPA procurement events. The IPA has proposed and the ICC has approved multiple procurement events covering portions of years through 2023 for capacity and energy. Ameren Illinois has also entered into ICC-approved contracts for zero emission credits through 2026 and for renewable energy credits with various terms, including contracts with a 20-year term ending 2032, and contracts entered into beginning 2018 with 15-year terms commencing on the date of first renewable energy credit delivery. Ameren Illinois does not generate earnings based on the resale of power or purchase of zero emission credits or renewable energy credits but rather on the delivery of the energy.
Ameren Missouri and Ameren Illinois have PGA clauses that permit costs incurred for natural gas to be recovered directly from utility customers without a traditional regulatory rate review, subject to prudence reviews.

The following table presents, as of December 31, 2020, the percentages of the projected required supply of coal and coal transportation for Ameren Missouri’s coal-fired energy centers, nuclear fuel for Ameren Missouri’s Callaway Energy Center, natural gas for Ameren Missouri’s retail distribution, and purchased power for Ameren Illinois that are price-hedged over the period 2021 through 2025. The projected required supply of these commodities could be significantly affected by changes in our assumptions about customer demand for our electric generation and our electric and natural gas distribution services, generation output, and inventory levels, among other matters.

	2021	2022	2023 – 2025
Ameren:
Coal	100%	87%	39%
Coal transportation	100	99	98
Nuclear fuel(a)	—	82	53
Natural gas for distribution(b)	73	31	10
Purchased power for Ameren Illinois(c)	69	35	11
Ameren Missouri:
Coal	100%	87%	39%
Coal transportation	100	99	98
Nuclear fuel(a)	—	82	53
Natural gas for distribution(b)	68	36	21
Ameren Illinois:
Natural gas for distribution(b)	73%	30%	8%
Purchased power(c)	69	35	11
(a)The Callaway Energy Center has historically required refueling at 18-month intervals. During its return to full power after the completion of the last refueling and maintenance outage in late December 2020, the Callaway Energy Center experienced a non-nuclear operating issue related to its generator. A thorough investigation of this matter was conducted. Work has begun to replace certain key components of the generator in order to return the energy center to service. As of the date of this filing, due to the long lead time for the manufacture, repair, and installation of these components, the energy center is expected to return to service in late June or early July 2021. As there are no refuelings scheduled to occur during 2021 or 2024, there are also no nuclear fuel deliveries anticipated to occur in these years.
(b)Represents the percentage of natural gas price-hedged for peak winter season of November through March. The year 2021 represents January 2021 through March 2021. The year 2022 represents November 2021 through March 2022. This continues each successive year through March 2025.
(c)Represents the percentage of purchased power price-hedged for fixed-price residential and nonresidential customers with less than 150 kilowatts of demand.
Our exposure to commodity price risk for construction and maintenance activities is related to changes in market prices for metal commodities and to labor availability.
Also see Note 14 – Commitments and Contingencies under Part II, Item 8, of this report for additional information.
Commodity Supplier Risk
The use of low-sulfur coal is part of Ameren Missouri’s environmental compliance strategy. Ameren Missouri has agreements with multiple suppliers to purchase low-sulfur coal through 2025 to comply with environmental regulations. Disruptions to the deliveries of low-sulfur coal from a supplier could compromise Ameren Missouri’s ability to operate in compliance with emission standards. The suppliers of low-sulfur coal are limited, and the construction of pollution control equipment requires significant lead time. In addition, low-sulfur coal suppliers have experienced financial hardships in recent years and could continue to experience financial hardships that could impact their ability to deliver shipments of low-sulfur coal in accordance with existing supply contracts. If Ameren Missouri were to experience a temporary disruption of low-sulfur coal deliveries that caused it to exhaust its existing inventory, and if other sources of low-sulfur coal were not available, Ameren Missouri would have to use its existing emission allowances, purchase emission allowances to achieve compliance with environmental regulations, or purchase power necessary to meet demand.
Currently, the Callaway Energy Center has a single NRC-licensed supplier able to provide fuel assemblies to the Callaway Energy Center. Ameren Missouri is pursuing a program to qualify an alternate NRC-licensed supplier, and expects to obtain NRC approval in 2023.

ITEM 8.FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
Report of Independent Registered Public Accounting Firm
To the Board of Directors and Shareholders
of Ameren Corporation
Opinions on the Financial Statements and Internal Control over Financial Reporting
We have audited the accompanying consolidated balance sheets of Ameren Corporation and its subsidiaries (the “Company”) as of December 31, 2020 and 2019, and the related consolidated statements of income and comprehensive income, of shareholders’ equity and of cash flows for each of the three years in the period ended December 31, 2020, including the related notes and financial statement schedules listed in the index appearing under Item 15(a)(2) (collectively referred to as the “consolidated financial statements”). We also have audited the Company’s internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2020 and 2019, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2020 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.
Basis for Opinions
The Company’s management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Report on Internal Control over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on the Company’s consolidated financial statements and on the Company’s internal control over financial reporting based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
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
Accounting for the Effects of Regulation
As described in Notes 1 and 2 to the consolidated financial statements, the Company has operations that are subject to the decisions and requirements of its regulators. The Company’s use of accounting guidance for rate-regulated businesses results in recording regulatory assets and liabilities for certain transactions that management expects will be recovered from or returned to customers in future rates. Regulatory assets and liabilities are amortized consistent with the period of expected regulatory treatment. As of December 31, 2020, the Company’s consolidated balance sheet reflected $1.2 billion of regulatory assets and $5.4 billion of regulatory liabilities. As disclosed by management, in some cases, management must apply judgment related to the probability of recovery if regulatory balances are recorded before approval has been received from the regulator or probability of refund of amounts collected in rates that may be returned to customers. Additionally, management recognizes revenue for alternative revenue programs that allow for an automatic rate adjustment, are probable of recovery, and are collected within 24 months of the end of the annual period in which they are recognized. Management’s conclusions are based on certain factors including, but not limited to, regulatory commission orders, legislation, or historical experience, as well as management’s discussions with legal counsel.
The principal considerations for our determination that performing procedures relating to accounting for the effects of regulation is a critical audit matter are the significant judgment by management when accounting for (i) new or existing regulatory assets or liabilities that were impacted by updates in regulatory commission orders, legislation, historical experience, or management’s discussions with legal counsel, (ii) the probability of recovery of regulatory assets and refund of regulatory liabilities recorded before approval has been received from the regulator, and (iii) regulatory mechanisms meeting the alternative revenue program criteria, which in turn led to a high degree of auditor judgment, subjectivity, and effort when performing audit procedures and evaluating audit evidence obtained related to management’s application of regulatory accounting, assessment of probability of recovery of regulatory assets and refund of regulatory liabilities, and expected timing of collection within 24 months of the end of the annual period in which mechanisms are recognized.
Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to management’s implementation and application of new or existing regulatory assets or liabilities, including controls related to evaluating the probability of recovery of regulatory assets and refund of regulatory liabilities, and alternative revenue programs. These procedures also included, among others, (i) testing calculations of new and existing regulatory assets or liabilities by comparison to provisions and formulas outlined in regulatory commission orders, legislation, or external legal counsel correspondence, (ii) evaluating management’s assessment of the probability of recovery of regulatory assets and refund of regulatory liabilities, and (iii) evaluating management’s assessment of regulatory mechanisms meeting the alternative revenue program criteria and the expected timing of collection within 24 months of the end of the annual period in which mechanisms are recognized.
/s/ PricewaterhouseCoopers LLP

St. Louis, Missouri
February 22, 2021
We have served as the Company’s auditor since at least 1932. We have not been able to determine the specific year we began serving as auditor of the Company.

Report of Independent Registered Public Accounting Firm
To the Board of Directors and Shareholders
of Union Electric Company
Opinion on the Financial Statements
We have audited the accompanying balance sheets of Union Electric Company (the “Company”) as of December 31, 2020 and 2019, and the related statements of income, of shareholders’ equity and of cash flows for each of the three years in the period ended December 31, 2020, including the related notes and financial statement schedule listed in the index appearing under Item 15(a)(2) (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2020 and 2019, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2020 in conformity with accounting principles generally accepted in the United States of America.
Basis for Opinion
These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
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
Critical Audit Matters
The critical audit matter communicated below is a matter arising from the current period audit of the financial statements that was communicated or required to be communicated to the audit committee and that (i) relates to accounts or disclosures that are material to the financial statements and (ii) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.
Accounting for the Effects of Regulation
As described in Notes 1 and 2 to the financial statements, the Company has operations that are subject to the decisions and requirements of its regulators. The Company’s use of accounting guidance for rate-regulated businesses results in recording regulatory assets and liabilities for certain transactions that management expects will be recovered from or returned to customers in future rates. Regulatory assets and liabilities are amortized consistent with the period of expected regulatory treatment. As of December 31, 2020, the Company’s balance sheet reflected $0.4 billion of regulatory assets and $3.1 billion of regulatory liabilities. As disclosed by management, in some cases, management must apply judgment related to the probability of recovery if regulatory balances are recorded before approval has been received from the regulator or probability of refund of amounts collected in rates that may be returned to customers. Management’s conclusions are based on certain factors including, but not limited to, regulatory commission orders, legislation, or historical experience, as well as management’s discussions with legal counsel.
The principal considerations for our determination that performing procedures relating to accounting for the effects of regulation is a critical audit matter are the significant judgment by management when accounting for (i) new or existing regulatory assets or liabilities that were impacted by updates in regulatory commission orders, legislation, historical experience, or management’s discussions with legal counsel, and (ii) the probability of recovery of regulatory assets and refund of regulatory liabilities recorded before approval has been received from the regulator, which in turn led to a high degree of auditor judgment, subjectivity, and audit effort when performing audit procedures and evaluating audit evidence obtained related to management’s application of regulatory accounting and assessment of probability of recovery of regulatory assets and refund of regulatory liabilities.
Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the financial statements. These procedures included testing the effectiveness of controls relating to management’s implementation and application of new or existing regulatory assets or liabilities, including controls related to evaluating the probability of recovery of regulatory assets and refund of regulatory liabilities. These procedures also included, among others, (i) testing calculations of new and existing regulatory assets or liabilities by comparison to provisions and formulas outlined in regulatory commission orders, legislation, or external legal counsel correspondence, and (ii) evaluating management’s assessment of the probability of recovery of regulatory assets and refund of regulatory liabilities.
/s/ PricewaterhouseCoopers LLP

St. Louis, Missouri
February 22, 2021
We have served as the Company’s auditor since at least 1932. We have not been able to determine the specific year we began serving as auditor of the Company.

Report of Independent Registered Public Accounting Firm
To the Board of Directors and Shareholders
of Ameren Illinois Company
Opinion on the Financial Statements
We have audited the accompanying balance sheets of Ameren Illinois Company (the “Company”) as of December 31, 2020 and 2019, and the related statements of income, of shareholders’ equity and of cash flows for each of the three years in the period ended December 31, 2020, including the related notes and financial statement schedule listed in the index appearing under Item 15(a)(2) (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2020 and 2019, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2020 in conformity with accounting principles generally accepted in the United States of America.
Basis for Opinion
These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
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
Critical Audit Matters
The critical audit matter communicated below is a matter arising from the current period audit of the financial statements that was communicated or required to be communicated to the audit committee and that (i) relates to accounts or disclosures that are material to the financial statements and (ii) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.
Accounting for the Effects of Regulation
As described in Notes 1 and 2 to the financial statements, the Company has operations that are subject to the decisions and requirements of its regulators. The Company’s use of accounting guidance for rate-regulated businesses results in recording regulatory assets and liabilities for certain transactions that management expects will be recovered from or returned to customers in future rates. Regulatory assets and liabilities are amortized consistent with the period of expected regulatory treatment. As of December 31, 2020, the Company’s balance sheet reflected $0.8 billion of regulatory assets and $2.2 billion of regulatory liabilities. As disclosed by management, in some cases, management must apply judgment related to the probability of recovery if regulatory balances are recorded before approval has been received from the regulator or probability of refund of amounts collected in rates that may be returned to customers. Additionally, management recognizes revenue for alternative revenue programs that allow for an automatic rate adjustment, are probable of recovery, and are collected within 24 months of the end of the annual period in which they are recognized. Management’s conclusions are based on certain factors including, but not limited to, regulatory commission orders, legislation, or historical experience, as well as management’s discussions with legal counsel.
The principal considerations for our determination that performing procedures relating to accounting for the effects of regulation is a critical audit matter are the significant judgment by management when accounting for (i) new or existing regulatory assets or liabilities that were impacted by updates in regulatory commission orders, legislation, historical experience, or management’s discussions with legal counsel, (ii) the probability of recovery of regulatory assets and refund of regulatory liabilities recorded before approval has been received from the regulator, and (iii) regulatory mechanisms meeting the alternative revenue program criteria, which in turn led to a high degree of auditor judgment, subjectivity, and effort when performing audit procedures and evaluating audit evidence obtained related to management’s application of regulatory accounting, assessment of probability of recovery of regulatory assets and refund of regulatory liabilities, and expected timing of collection within 24 months of the end of the annual period in which mechanisms are recognized.
Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the financial statements. These procedures included testing the effectiveness of controls relating to management’s implementation and application of new or existing regulatory assets or liabilities, including controls related to evaluating the probability of recovery of regulatory assets and refund of regulatory liabilities, and alternative revenue programs. These procedures also included, among others, (i) testing calculations of new and existing regulatory assets or liabilities by comparison to provisions and formulas outlined in regulatory commission orders, legislation, or external legal counsel correspondence, (ii) evaluating management’s assessment of the probability of recovery of regulatory assets and refund of regulatory liabilities, and (iii) evaluating management’s assessment of regulatory mechanisms meeting the alternative revenue program criteria and the expected timing of collection within 24 months of the end of the annual period in which mechanisms are recognized.
/s/ PricewaterhouseCoopers LLP

St. Louis, Missouri
February 22, 2021
We have served as the Company’s auditor since 1998.

AMEREN CORPORATION
CONSOLIDATED STATEMENT OF INCOME AND COMPREHENSIVE INCOME
(In millions, except per share amounts)

	Year Ended December 31,
	2020	2019	2018
Operating Revenues:
Electric	$4,911	$4,981	$5,339
Natural gas	883	929	952
Total operating revenues	5,794	5,910	6,291
Operating Expenses:
Fuel	490	535	769
Purchased power	513	556	581
Natural gas purchased for resale	272	331	374
Other operations and maintenance	1,661	1,745	1,772
Depreciation and amortization	1,075	995	955
Taxes other than income taxes	483	481	483
Total operating expenses	4,494	4,643	4,934
Operating Income	1,300	1,267	1,357
Other Income, Net	151	130	102
Interest Charges	419	381	401
Income Before Income Taxes	1,032	1,016	1,058
Income Taxes	155	182	237
Net Income	877	834	821
Less: Net Income Attributable to Noncontrolling Interests	6	6	6
Net Income Attributable to Ameren Common Shareholders	$871	$828	$815

Net Income	$877	$834	$821
Other Comprehensive Income (Loss), Net of Taxes
Pension and other postretirement benefit plan activity, net of income taxes (benefit) of $5, $1, and $(1), respectively	16	5	(4)
Comprehensive Income	893	839	817
Less: Comprehensive Income Attributable to Noncontrolling Interests	6	6	6
Comprehensive Income Attributable to Ameren Common Shareholders	$887	$833	$811

Earnings per Common Share – Basic	$3.53	$3.37	$3.34

Earnings per Common Share – Diluted	$3.50	$3.35	$3.32

Weighted-average Common Shares Outstanding – Basic	247.0	245.6	243.8
Weighted-average Common Shares Outstanding – Diluted	248.7	247.1	245.8
The accompanying notes are an integral part of these consolidated financial statements.

AMEREN CORPORATION
CONSOLIDATED BALANCE SHEET
(In millions, except per share amounts)

	December 31,
	2020	2019
ASSETS
Current Assets:
Cash and cash equivalents	$139	$16
Accounts receivable – trade (less allowance for doubtful accounts of $50 and $17, respectively)	415	393
Unbilled revenue	269	278
Miscellaneous accounts receivable	65	63
Inventories	521	494
Current regulatory assets	109	69
Other current assets	135	118
Total current assets	1,653	1,431
Property, Plant, and Equipment, Net	26,807	24,376
Investments and Other Assets:
Nuclear decommissioning trust fund	982	847
Goodwill	411	411
Regulatory assets	1,100	992
Other assets	1,077	876
Total investments and other assets	3,570	3,126
TOTAL ASSETS	$32,030	$28,933
LIABILITIES AND EQUITY
Current Liabilities:
Current maturities of long-term debt	$8	$442
Short-term debt	490	440
Accounts and wages payable	958	874
Interest accrued	114	94
Current regulatory liabilities	121	164
Other current liabilities	489	491
Total current liabilities	2,180	2,505
Long-term Debt, Net	11,078	8,915
Deferred Credits and Other Liabilities:
Accumulated deferred income taxes and investment tax credits, net	3,211	2,919
Regulatory liabilities	5,282	4,887
Asset retirement obligations	696	638
Pension and other postretirement benefits	37	401
Other deferred credits and liabilities	466	467
Total deferred credits and other liabilities	9,692	9,312
Commitments and Contingencies (Notes 2, 9, and 14)
Ameren Corporation Shareholders’ Equity:
Common stock, $.01 par value, 400.0 shares authorized – shares outstanding of 253.3 and 246.2, respectively	3	2
Other paid-in capital, principally premium on common stock	6,179	5,694
Retained earnings	2,757	2,380
Accumulated other comprehensive loss	(1)	(17)
Total Ameren Corporation shareholders’ equity	8,938	8,059
Noncontrolling Interests	142	142
Total equity	9,080	8,201
TOTAL LIABILITIES AND EQUITY	$32,030	$28,933
The accompanying notes are an integral part of these consolidated financial statements.

AMEREN CORPORATION
CONSOLIDATED STATEMENT OF CASH FLOWS
(In millions)

	Year Ended December 31,
	2020	2019	2018
Cash Flows From Operating Activities:
Net income	$877	$834	$821
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,085	1,002	938
Amortization of nuclear fuel	68	79	95
Amortization of debt issuance costs and premium/discounts	22	19	20
Deferred income taxes and investment tax credits, net	148	167	224
Allowance for equity funds used during construction	(32)	(28)	(36)
Stock-based compensation costs	21	20	20
Other	22	(14)	44
Changes in assets and liabilities:
Receivables	(47)	79	(24)
Inventories	(25)	(10)	39
Accounts and wages payable	40	(3)	(22)
Taxes accrued	34	(8)	(10)
Regulatory assets and liabilities	(254)	164	201
Assets, other	(83)	(59)	2
Liabilities, other	(111)	(33)	(117)
Pension and other postretirement benefits	(38)	(39)	(25)
Net cash provided by operating activities	1,727	2,170	2,170
Cash Flows From Investing Activities:
Capital expenditures	(2,669)	(2,411)	(2,286)
Wind generation expenditures	(564)	—	—
Nuclear fuel expenditures	(66)	(31)	(52)
Purchases of securities – nuclear decommissioning trust fund	(224)	(256)	(315)
Sales and maturities of securities – nuclear decommissioning trust fund	183	260	299
Purchase of bonds	—	(207)	—
Proceeds from sale of remarketed bonds	—	207	—
Other	11	3	18
Net cash used in investing activities	(3,329)	(2,435)	(2,336)
Cash Flows From Financing Activities:
Dividends on common stock	(494)	(472)	(451)
Dividends paid to noncontrolling interest holders	(6)	(6)	(6)
Short-term debt, net	50	(157)	112
Maturities of long-term debt	(442)	(580)	(841)
Issuances of long-term debt	2,183	1,527	1,352
Issuances of common stock	476	68	74
Employee payroll taxes related to stock-based compensation	(20)	(29)	(19)
Debt issuance costs	(20)	(17)	(14)
Other	—	—	(2)
Net cash provided by financing activities	1,727	334	205
Net change in cash, cash equivalents, and restricted cash	125	69	39
Cash, cash equivalents, and restricted cash at beginning of year	176	107	68
Cash, cash equivalents, and restricted cash at end of year	$301	$176	$107

Cash Paid During the Year:
Interest (net of $16, $20, and $21 capitalized, respectively)	$383	$367	$387
Income taxes, net	13	13	21
The accompanying notes are an integral part of these consolidated financial statements.

AMEREN CORPORATION
CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY
(In millions)

	December 31,
	2020	2019	2018
Common Stock:
Beginning of year	$2	$2	$2
Settlement of forward sale agreement through common shares issuance	1	—	—
Common stock, end of year	3	2	2

Other Paid-in Capital:
Beginning of year	5,694	5,627	5,540
Settlement of forward sale agreement through common shares issuance	424	—	—
Shares issued under the DRPlus and 401(k) plan	51	68	74
Stock-based compensation activity	10	(1)	13
Other paid-in capital, end of year	6,179	5,694	5,627

Retained Earnings:
Beginning of year	2,380	2,024	1,660
Net income attributable to Ameren common shareholders	871	828	815
Dividends on common stock	(494)	(472)	(451)
Retained earnings, end of year	2,757	2,380	2,024

Accumulated Other Comprehensive Loss:
Deferred retirement benefit costs, beginning of year	(17)	(22)	(18)
Change in deferred retirement benefit costs	16	5	(4)
Deferred retirement benefit costs, end of year	(1)	(17)	(22)
Total accumulated other comprehensive loss, end of year	(1)	(17)	(22)
Total Ameren Corporation Shareholders’ Equity	$8,938	$8,059	$7,631

Noncontrolling Interests:
Beginning of year	142	142	142
Net income attributable to noncontrolling interest holders	6	6	6
Dividends paid to noncontrolling interest holders	(6)	(6)	(6)
Noncontrolling interests, end of year	142	142	142
Total Equity	$9,080	$8,201	$7,773

Common stock shares outstanding at beginning of year	246.2	244.5	242.6
Shares issued under forward sale agreement	5.9	—	—
Shares issued under the DRPlus and 401(k) plan	0.7	0.9	1.2
Shares issued for stock-based compensation	0.5	0.8	0.7
Common stock shares outstanding at end of year	253.3	246.2	244.5

Dividends per common share	$2.0000	$1.9200	$1.8475
The accompanying notes are an integral part of these consolidated financial statements.

UNION ELECTRIC COMPANY (d/b/a AMEREN MISSOURI)
STATEMENT OF INCOME
(In millions)

	Year Ended December 31,
	2020	2019	2018
Operating Revenues:
Electric	$2,984	$3,109	$3,451
Natural gas	125	134	138
Total operating revenues	3,109	3,243	3,589
Operating Expenses:
Fuel	490	535	769
Purchased power	171	193	164
Natural gas purchased for resale	43	53	56
Other operations and maintenance	886	960	972
Depreciation and amortization	604	556	550
Taxes other than income taxes	328	329	329
Total operating expenses	2,522	2,626	2,840
Operating Income	587	617	749
Other Income, Net	76	58	56
Interest Charges	190	178	200
Income Before Income Taxes	473	497	605
Income Taxes	34	68	124
Net Income	439	429	481
Preferred Stock Dividends	3	3	3
Net Income Available to Common Shareholder	$436	$426	$478
The accompanying notes as they relate to Ameren Missouri are an integral part of these financial statements.

UNION ELECTRIC COMPANY (d/b/a AMEREN MISSOURI)
BALANCE SHEET
(In millions, except per share amounts)

	December 31,
	2020	2019
ASSETS
Current Assets:
Cash and cash equivalents	$136	$9
Advances to money pool	139	—
Accounts receivable – trade (less allowance for doubtful accounts of $16 and $7, respectively)	166	164
Accounts receivable – affiliates	57	30
Unbilled revenue	133	139
Miscellaneous accounts receivable	36	33
Inventories	386	373
Current regulatory assets	60	8
Other current assets	79	58
Total current assets	1,192	814
Property, Plant, and Equipment, Net	13,879	12,635
Investments and Other Assets:
Nuclear decommissioning trust fund	982	847
Regulatory assets	347	285
Other assets	383	356
Total investments and other assets	1,712	1,488
TOTAL ASSETS	$16,783	$14,937
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Current maturities of long-term debt	$8	$92
Short-term debt	—	234
Accounts and wages payable	501	465
Accounts payable – affiliates	46	52
Taxes accrued	42	24
Interest accrued	53	48
Current asset retirement obligations	60	53
Current regulatory liabilities	26	62
Other current liabilities	97	96
Total current liabilities	833	1,126
Long-term Debt, Net	5,096	4,098
Deferred Credits and Other Liabilities:
Accumulated deferred income taxes and investment tax credits, net	1,742	1,612
Regulatory liabilities	3,110	2,937
Asset retirement obligations	691	634
Pension and other postretirement benefits	35	141
Other deferred credits and liabilities	66	40
Total deferred credits and other liabilities	5,644	5,364
Commitments and Contingencies (Notes 2, 9, 13, and 14)
Shareholders’ Equity:
Common stock, $5 par value, 150.0 shares authorized – 102.1 shares outstanding	511	511
Other paid-in capital, principally premium on common stock	2,518	2,027
Preferred stock	80	80
Retained earnings	2,101	1,731
Total shareholders’ equity	5,210	4,349
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$16,783	$14,937
The accompanying notes as they relate to Ameren Missouri are an integral part of these financial statements.

UNION ELECTRIC COMPANY (d/b/a AMEREN MISSOURI)
STATEMENT OF CASH FLOWS
(In millions)

	Year Ended December 31,
	2020	2019	2018
Cash Flows From Operating Activities:
Net income	$439	$429	$481
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	613	564	533
Amortization of nuclear fuel	68	79	95
Amortization of debt issuance costs and premium/discounts	6	5	6
Deferred income taxes and investment tax credits, net	17	(19)	(9)
Allowance for equity funds used during construction	(19)	(19)	(27)
Other	22	13	17
Changes in assets and liabilities:
Receivables	(8)	75	(32)
Inventories	(11)	(13)	30
Accounts and wages payable	26	16	(21)
Taxes accrued	9	(15)	(1)
Regulatory assets and liabilities	(166)	17	201
Assets, other	(2)	(28)	2
Liabilities, other	(80)	(32)	(13)
Pension and other postretirement benefits	(3)	(5)	(2)
Net cash provided by operating activities	911	1,067	1,260
Cash Flows From Investing Activities:
Capital expenditures	(1,102)	(1,076)	(914)
Wind generation expenditures	(564)	—	—
Nuclear fuel expenditures	(66)	(31)	(52)
Purchases of securities – nuclear decommissioning trust fund	(224)	(256)	(315)
Sales and maturities of securities – nuclear decommissioning trust fund	183	260	299
Purchase of bonds	—	(207)	—
Proceeds from sale of remarketed bonds	—	207	—
Money pool advances, net	(139)	—	—
Other	8	8	6
Net cash used in investing activities	(1,904)	(1,095)	(976)
Cash Flows From Financing Activities:
Dividends on common stock	(66)	(430)	(375)
Dividends on preferred stock	(3)	(3)	(3)
Short-term debt, net	(234)	179	16
Maturities of long-term debt	(92)	(580)	(384)
Issuances of long-term debt	1,012	778	423
Debt issuance costs	(9)	(9)	(5)
Capital contribution from parent	491	124	45
Net cash provided by (used in) financing activities	1,099	59	(283)
Net change in cash, cash equivalents, and restricted cash	106	31	1
Cash, cash equivalents, and restricted cash at beginning of year	39	8	7
Cash, cash equivalents, and restricted cash at end of year	$145	$39	$8

Cash Paid During the Year:
Interest (net of $10, $12, and $14 capitalized, respectively)	$190	$190	$196
Income taxes, net	25	101	128
The accompanying notes as they relate to Ameren Missouri are an integral part of these financial statements.

UNION ELECTRIC COMPANY (d/b/a AMEREN MISSOURI)
STATEMENT OF SHAREHOLDERS’ EQUITY
(In millions)

	December 31,
	2020	2019	2018
Common Stock	$511	$511	$511

Other Paid-in Capital:
Beginning of year	2,027	1,903	1,858
Capital contribution from parent	491	124	45
Other paid-in capital, end of year	2,518	2,027	1,903

Preferred Stock	80	80	80

Retained Earnings:
Beginning of year	1,731	1,735	1,632
Net income	439	429	481
Dividends on common stock	(66)	(430)	(375)
Dividends on preferred stock	(3)	(3)	(3)
Retained earnings, end of year	2,101	1,731	1,735

Total Shareholders’ Equity	$5,210	$4,349	$4,229
The accompanying notes as they relate to Ameren Missouri are an integral part of these financial statements.

AMEREN ILLINOIS COMPANY (d/b/a AMEREN ILLINOIS)
STATEMENT OF INCOME
(In millions)

	Year Ended December 31,
	2020	2019	2018
Operating Revenues:
Electric	$1,775	$1,730	$1,761
Natural gas	760	797	815
Total operating revenues	2,535	2,527	2,576
Operating Expenses:
Purchased power	355	368	429
Natural gas purchased for resale	229	278	318
Other operations and maintenance	775	782	799
Depreciation and amortization	434	406	374
Taxes other than income taxes	140	143	144
Total operating expenses	1,933	1,977	2,064
Operating Income	602	550	512
Other Income, Net	59	53	42
Interest Charges	155	147	149
Income Before Income Taxes	506	456	405
Income Taxes	124	110	98
Net Income	382	346	307
Preferred Stock Dividends	3	3	3
Net Income Available to Common Shareholder	$379	$343	$304
The accompanying notes as they relate to Ameren Illinois are an integral part of these financial statements.

AMEREN ILLINOIS COMPANY (d/b/a AMEREN ILLINOIS)
BALANCE SHEET
(In millions)

	December 31,
	2020	2019
ASSETS
Current Assets:
Cash and cash equivalents	$—	$—
Accounts receivable – trade (less allowance for doubtful accounts of $34 and $10, respectively)	234	215
Accounts receivable – affiliates	64	28
Unbilled revenue	136	139
Miscellaneous accounts receivable	12	25
Inventories	135	121
Current regulatory assets	37	57
Other current assets	29	29
Total current assets	647	614
Property, Plant, and Equipment, Net	11,201	10,083
Investments and Other Assets:
Goodwill	411	411
Regulatory assets	742	694
Other assets	534	383
Total investments and other assets	1,687	1,488
TOTAL ASSETS	$13,535	$12,185
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Short-term debt	$—	$53
Borrowings from money pool	19	—
Accounts and wages payable	363	299
Accounts payable – affiliates	51	82
Customer deposits	74	77
Current regulatory liabilities	88	84
Other current liabilities	221	249
Total current liabilities	816	844
Long-term Debt, Net	3,946	3,575
Deferred Credits and Other Liabilities:
Accumulated deferred income taxes and investment tax credits, net	1,367	1,224
Regulatory liabilities	2,063	1,849
Pension and other postretirement benefits	69	214
Environmental remediation	57	87
Other deferred credits and liabilities	251	260
Total deferred credits and other liabilities	3,807	3,634
Commitments and Contingencies (Notes 2, 13, and 14)
Shareholders’ Equity:
Common stock, no par value, 45.0 shares authorized – 25.5 shares outstanding	—	—
Other paid-in capital	2,652	2,188
Preferred stock	62	62
Retained earnings	2,252	1,882
Total shareholders’ equity	4,966	4,132
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$13,535	$12,185
The accompanying notes as they relate to Ameren Illinois are an integral part of these financial statements.

AMEREN ILLINOIS COMPANY (d/b/a AMEREN ILLINOIS)
STATEMENT OF CASH FLOWS
(In millions)

	Year Ended December 31,
	2020	2019	2018
Cash Flows From Operating Activities:
Net income	$382	$346	$307
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	434	405	375
Amortization of debt issuance costs and premium/discounts	12	12	13
Deferred income taxes and investment tax credits, net	118	80	88
Other	8	7	11
Changes in assets and liabilities:
Receivables	(28)	11	—
Inventories	(15)	2	8
Accounts and wages payable	15	(19)	(13)
Taxes accrued	(23)	21	(13)
Regulatory assets and liabilities	(72)	155	1
Assets, other	(76)	(23)	(1)
Liabilities, other	(46)	(5)	(92)
Pension and other postretirement benefits	(30)	(30)	(25)
Net cash provided by operating activities	679	962	659
Cash Flows From Investing Activities:
Capital expenditures	(1,447)	(1,208)	(1,258)
Other	3	3	10
Net cash used in investing activities	(1,444)	(1,205)	(1,248)
Cash Flows From Financing Activities:
Dividends on common stock	(9)	—	—
Dividends on preferred stock	(3)	(3)	(3)
Short-term debt, net	(53)	(19)	10
Money pool borrowings, net	19	—	—
Maturities of long-term debt	—	—	(457)
Issuances of long-term debt	373	299	929
Debt issuance costs	(4)	(4)	(9)
Capital contribution from parent	464	15	160
Other	—	—	(2)
Net cash provided by financing activities	787	288	628
Net change in cash, cash equivalents, and restricted cash	22	45	39
Cash, cash equivalents, and restricted cash at beginning of year	125	80	41
Cash, cash equivalents, and restricted cash at end of year	$147	$125	$80

Cash Paid During the Year:
Interest (net of $6, $8, and $7 capitalized, respectively)	$137	$127	$144
Income taxes, net	41	4	28
The accompanying notes as they relate to Ameren Illinois are an integral part of these financial statements.

AMEREN ILLINOIS COMPANY (d/b/a AMEREN ILLINOIS)
STATEMENT OF SHAREHOLDERS’ EQUITY
(In millions)

	December 31,
	2020	2019	2018
Common Stock	$—	$—	$—

Other Paid-in Capital:
Beginning of year	2,188	2,173	2,013
Capital contribution from parent	464	15	160
Other paid-in capital, end of year	2,652	2,188	2,173

Preferred Stock	62	62	62

Retained Earnings:
Beginning of year	1,882	1,539	1,235
Net income	382	346	307
Dividends on common stock	(9)	—	—
Dividends on preferred stock	(3)	(3)	(3)
Retained earnings, end of year	2,252	1,882	1,539

Total Shareholders’ Equity	$4,966	$4,132	$3,774
The accompanying notes as they relate to Ameren Illinois are an integral part of these financial statements.

AMEREN CORPORATION (Consolidated)
UNION ELECTRIC COMPANY (d/b/a Ameren Missouri)
AMEREN ILLINOIS COMPANY (d/b/a Ameren Illinois)
COMBINED NOTES TO FINANCIAL STATEMENTS December 31, 2020
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
•Ameren Transmission Company of Illinois, doing business as ATXI, operates a FERC rate-regulated electric transmission business in the MISO. ATXI was incorporated in Illinois in 2006. In December 2020, ATXI completed construction of the ninth and final line segment of the Illinois Rivers transmission line, a MISO-approved electric transmission line. ATXI also operates the Spoon River and Mark Twain transmission lines, which were placed in service in February 2018 and December 2019, respectively.
The COVID-19 pandemic continues to be a constantly evolving situation. In 2020, we experienced a net decrease in our sales volumes, an increase in our accounts receivable balances that were past due or that were a part of a deferred payment arrangement, and a decline in our cash collections from customers. The continued effect of the COVID-19 pandemic on our results of operations, financial position, and liquidity in subsequent periods will depend on its severity and longevity, future regulatory or legislative actions with respect thereto, and the resulting impact on business, economic, and capital market conditions. Shelter-in-place orders began taking effect in our service territories in mid-March 2020. These orders generally required individuals to remain at home and precluded or limited the operation of businesses that were deemed nonessential. While our business operations were deemed essential and were not directly impacted by the shelter-in-place orders, approximately 65% of our workforce transitioned to remote working arrangements in mid-March 2020. In order to work more effectively in certain areas, a portion of our workforce returned to our work locations in early June 2020 under a phased approach, and, as of the date of this filing, approximately 50% of our workforce continues to work remotely. In mid-May 2020, shelter-in-place orders effective in our service territories began to be relaxed, with fewer restrictions on social activities and nonessential businesses beginning to reopen. However, certain restrictions remain in place that limit individual activities and the operation of nonessential businesses. Additional restrictions may be imposed in the future.
We continue to assess the impacts the pandemic is having on our businesses, including but not limited to impacts on our liquidity; demand for residential, commercial, and industrial electric and natural gas services; changes in deferred payment arrangements for customers; the timing and extent to which recovery of incremental costs incurred, net of savings, and forgone customer late fee revenues at Ameren Missouri is allowed by the MoPSC; changes in our ability to disconnect customers for nonpayment; bad debt expense; supply chain operations; the availability of our employees and contractors; counterparty credit; capital construction; infrastructure operations and maintenance; energy-efficiency programs; and pension valuations. While the revenues from Ameren Illinois’ electric distribution business, residential and small nonresidential customers of Ameren Illinois’ natural gas distribution business, and Ameren Illinois’ and ATXI’s electric transmission businesses are decoupled from changes in sales volumes, changes in sales volumes at Ameren Missouri and those associated with Ameren Illinois’ large nonresidential natural gas customers may affect net income. With respect to uncollectible accounts receivable, Ameren Illinois’ electric distribution and natural gas distribution businesses have bad debt riders, which provide for recovery of bad debt write-offs, net of any subsequent recoveries. Pursuant to a June 2020 ICC order, Ameren Illinois’ electric bad debt rider provided for the recovery of bad debt expense in 2020, which reverted to the recovery of bad debt write-offs, net of any subsequent recoveries, in 2021. Ameren Missouri does not have a bad debt rider or tracker, and thus its earnings are exposed to increases in bad debt expense, absent regulatory relief. However, Ameren Missouri does not expect a material impact to earnings from increases in bad debt expense. In October 2020,

Ameren Missouri filed requests with the MoPSC for accounting authority orders related to certain impacts resulting from the COVID-19 pandemic. If issued as requested, the orders would allow Ameren Missouri to accumulate certain costs incurred related to the COVID-19 pandemic, including bad debt write-offs, net of cost savings, as well as forgone customer late fee and reconnection fee revenues, for a specified time period, for potential recovery in future electric and natural gas service regulatory rate reviews. Our customers’ payment for our services has been adversely affected by the COVID-19 pandemic, resulting in a decrease to our cash flow from operations. As of December 31, 2020, accounts receivable balances that were 30 days or greater past due or that were a part of a deferred payment arrangement represented 29%, 22%, and 35%, or $133 million, $40 million, and $93 million, of Ameren’s, Ameren Missouri’s, and Ameren Illinois’ customer trade receivables before allowance for doubtful accounts, respectively. As of December 31, 2019, these percentages were 18%, 18%, and 20%, or $75 million, $30 million, and $45 million, for Ameren, Ameren Missouri, and Ameren Illinois, respectively. For information regarding Ameren Missouri’s and Ameren Illinois’ suspension and subsequent reinstatement of customer disconnections and late fee charges for nonpayment and Ameren Missouri’s requests for accounting authority orders related to the COVID-19 pandemic, see Note 2 – Rate and Regulatory Matters below.
The Coronavirus Aid, Relief, and Economic Security Act is a federal law enacted in March 2020. Provisions in the act include temporary changes to the utilization of net operating losses, deferral of the payment of the employer portion of Social Security taxes, and additional funding for customer energy assistance, among other things. As of December 31, 2020, the implementation of the act by the Ameren Companies had no material impact to their financial statements.
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
Regulation
Our customer rates are regulated by the MoPSC, the ICC, and the FERC. We defer certain costs as assets pursuant to actions of rate regulators or because of expectations that we will be able to recover such costs in future rates charged to customers. We also defer certain amounts as liabilities pursuant to actions of rate regulators or based on the expectation that such amounts will be returned to customers in future rates. Regulatory assets and liabilities are amortized consistent with the period of expected regulatory treatment. See Note 2 – Rate and Regulatory Matters for additional information on our regulatory frameworks, regulatory recovery mechanisms, and regulatory assets and liabilities recorded at December 31, 2020 and 2019.
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
Allowance for Doubtful Accounts Receivable
The allowance for doubtful accounts represents our estimate of existing accounts receivable that will ultimately be uncollectible. The allowance is calculated by applying estimated loss factors to various classes of outstanding receivables, including unbilled revenue. The loss factors used to estimate uncollectible accounts are based upon both historical collections experience and management’s estimate of future collections success given the existing and anticipated future collections environment. Ameren Illinois has bad debt riders that adjust rates for net write-offs of customer accounts receivable above or below those being collected in rates. In 2020, the rider for electric distribution allowed for recovery of bad debt expense recognized under GAAP. See Note 2 – Rate and Regulatory Matters for additional information.

Inventories
Inventories are recorded at the lower of weighted-average cost or net realizable value. Inventories are capitalized when purchased and then expensed as consumed or capitalized as property, plant, and equipment when installed, as appropriate. See Note 15 – Supplemental Information for the components of inventories.
Property, Plant, and Equipment, Net
We capitalize the cost of additions to, and betterments of, units of property, plant, and equipment. The cost includes labor, material, applicable taxes, and overhead. An allowance for funds used during construction, as discussed below, is also capitalized as a cost of our rate-regulated assets. Maintenance expenditures are expensed as incurred. Beginning in 2020, maintenance expenses related to scheduled Callaway nuclear refueling and maintenance outages, which were previously expensed as incurred, are deferred and amortized over the number of expected months until the completion of the next refueling outage, which historically has been approximately 18 months. When units of depreciable property are retired, the original costs, and the associated removal cost, net of salvage, are charged to accumulated depreciation. If environmental expenditures are related to assets currently in use, as in the case of the installation of pollution control equipment, the cost is capitalized and depreciated over the expected life of the asset. See Asset Retirement Obligations section below and Note 3 – Property, Plant, and Equipment, Net for additional information.
Ameren Missouri’s cost of nuclear fuel is capitalized as a part of “Property, Plant, and Equipment, Net” on the balance sheet and then amortized to “Operating Expenses – Fuel” in the statement of income on a unit-of-production basis.
Depreciation
Depreciation is provided over the estimated lives of the various classes of depreciable property by applying composite rates on a straight-line basis to the cost basis of such property. The composite rates include a provision for the estimated removal cost of property, plant, and equipment retired from service, net of salvage. The provision for depreciation for the Ameren Companies in 2020, 2019, and 2018 ranged from 3% to 4% of the average depreciable cost. See Note 3 – Property, Plant, and Equipment, Net for additional information on estimated depreciable lives.
Allowance for Funds Used During Construction
As a part of “Property, Plant, and Equipment, Net” on the balance sheet, we capitalize allowance for funds used during construction, which is the cost of borrowed funds and the cost of equity funds (preferred and common shareholders’ equity) applicable to eligible rate-regulated construction work in progress, in accordance with the utility industry’s accounting practice and GAAP. The amount of allowance for funds used during construction is calculated using a FERC-prescribed formula based on a rate, which incorporates the average cost of short-term debt, the average cost of long-term debt, and the cost of equity funds. The portion attributable to borrowed funds is recorded as a reduction of “Interest Charges” on the statements of income. The portion attributable to equity funds is recorded within “Other Income, Net” on the statements of income. This accounting practice offsets the effect on earnings of the cost of financing during construction. See Note 15 – Supplemental Information for the amount of allowance for funds used during construction capitalized and the average rate applied to eligible construction work in progress.
Allowance for funds used during construction does not represent a current source of cash funds. Under accepted ratemaking practice, cash recovery of allowance for funds used during construction and other construction costs occurs when completed projects are placed in service and reflected in customer rates.
Goodwill
Goodwill represents the excess of the purchase price of an acquisition over the fair value of the net assets acquired. Ameren and Ameren Illinois had goodwill of $411 million at December 31, 2020 and 2019. Ameren has four reporting units: Ameren Missouri, Ameren Illinois Electric Distribution, Ameren Illinois Natural Gas, and Ameren Transmission. Ameren Illinois has three reporting units: Ameren Illinois Electric Distribution, Ameren Illinois Natural Gas, and Ameren Illinois Transmission. Ameren Illinois Electric Distribution, Ameren Illinois Natural Gas, and Ameren Illinois Transmission had goodwill of $238 million, $80 million, and $93 million, respectively, at December 31, 2020 and 2019. The Ameren Transmission reporting unit had the same $93 million of goodwill as the Ameren Illinois Transmission reporting unit at December 31, 2020 and 2019.
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

Ameren and Ameren Illinois elected to perform a qualitative assessment for their annual goodwill impairment test conducted as of October 31, 2020. As part of this qualitative assessment, Ameren and Ameren Illinois evaluated, among other things, macroeconomic conditions, industry and market considerations such as observable industry market multiples, regulatory frameworks, cost factors, overall financial performance, and entity-specific events. The results of Ameren’s and Ameren Illinois’ qualitative assessment indicated that it was more likely than not that the fair value of each reporting unit exceeded its carrying value as of October 31, 2020, resulting in no impairment of Ameren’s or Ameren Illinois’ goodwill.
Impairment of Long-lived Assets
We evaluate long-lived assets classified as held and used for impairment when events or changes in circumstances indicate that the carrying value of such assets may not be recoverable. Whether an impairment has occurred is determined by comparing the estimated undiscounted cash flows attributable to the assets to the carrying value of the assets. If the carrying value exceeds the undiscounted cash flows, we recognize an impairment charge equal to the amount by which the carrying value exceeds the estimated fair value of the assets. In the period in which we determine that an asset meets held for sale criteria, we record an impairment charge to the extent the book value exceeds its estimated fair value less cost to sell. We did not identify any events or changes in circumstances that indicated that the carrying value of long-lived assets may not be recoverable in 2020 or 2019.
Variable Interest Entities
As of December 31, 2020 and 2019, Ameren had unconsolidated variable interests as a limited partner in various equity method investments, totaling $37 million and $28 million, respectively, included in “Other assets” on Ameren’s consolidated balance sheet. Ameren is not the primary beneficiary of these investments because it does not have the power to direct matters that most significantly affect the activities of these variable interest entities. As of December 31, 2020, the maximum exposure to loss related to these variable interest entities is limited to the investment in these partnerships of $37 million plus associated outstanding funding commitments of $35 million.
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
Asset Retirement Obligations
We record the estimated fair value of legal obligations associated with the retirement of tangible long-lived assets in the period in which the liabilities are incurred and capitalize a corresponding amount as part of the book value of the related long-lived asset. In subsequent periods, we adjust AROs for accretion and changes in the estimated fair values of the obligations, with a corresponding increase or decrease in the asset book value for the fair value changes. Asset book values, reflected within “Property, Plant, and Equipment, Net” on the balance sheet, are depreciated over the remaining useful life of the related asset. Due to regulatory recovery, that depreciation is deferred as a regulatory balance. The depreciation of the asset book values at Ameren Missouri was $28 million, $18 million, and $14 million for the years ended December 31, 2020, 2019, and 2018, respectively, which was deferred as a reduction to the net regulatory liability. The net regulatory liability also reflects a deferral for the nuclear decommissioning trust fund balance for the Callaway Energy Center. The depreciation deferred to the regulatory asset at Ameren Illinois was immaterial in each respective period. Uncertainties as to the probability, timing, or amount of cash expenditures associated with AROs affect our estimates of fair value. Ameren and Ameren Missouri have recorded AROs for retirement costs associated with decommissioning of Ameren Missouri’s Callaway and High Prairie Renewable energy centers, CCR facilities, and river structures. Additionally, Ameren, Ameren Missouri, and Ameren Illinois have recorded AROs for retirement costs associated with asbestos removal and the disposal of certain transformers. See Note 15 – Supplemental Information for a reconciliation of the beginning and ending carrying amounts of AROs.
Estimated funds collected from customers to pay for the future removal cost of property, plant, and equipment retired from service, net of salvage, represent a cost of removal regulatory liability. See the cost of removal regulatory liability balance in Note 2 – Rate and Regulatory Matters.
Company-owned Life Insurance
Ameren and Ameren Illinois have company-owned life insurance, which is recorded at the net cash surrender value. The net cash surrender value is the amount that can be realized under the insurance policies at the balance sheet date. As of December 31, 2020, the cash surrender value of company-owned life insurance at Ameren and Ameren Illinois was $272 million (December 31, 2019 – $264 million) and $115 million (December 31, 2019 – $123 million), respectively, while total borrowings against the policies were $107 million (December 31, 2019 – $114 million) at both Ameren and Ameren Illinois. Ameren and Ameren Illinois have the right to offset the borrowings against the cash surrender value of the policies and, consequently, present the net asset in “Other assets” on their respective balance sheets. The net cash surrender value of Ameren’s company-owned life insurance is affected by the investment performance of a separate account in which Ameren holds a beneficial interest.
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
Electric and natural gas retail distribution revenues are earned when the commodity is delivered to our customers. We accrue an estimate of electric and natural gas retail distribution revenues for service provided but unbilled at the end of each accounting period. Electric transmission revenues are earned as electric transmission services are provided. Off-system revenues are primarily comprised of MISO revenues and wholesale bilateral revenues. MISO revenues include the sale of electricity, capacity, and ancillary services. Wholesale bilateral revenues include the sale of electricity and capacity. MISO-related electricity and wholesale bilateral electricity revenues are earned as electricity is delivered. Capacity and ancillary service revenues are earned as services are provided.
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
For certain regulatory recovery mechanisms that are alternative revenue programs rather than revenues from contracts with customers, we recognize revenues that have been authorized for rate recovery, are objectively determinable and probable of recovery, and are expected to be collected from customers within two years from the end of the year. Our alternative revenue programs include revenue requirement reconciliations, the MEEIA, the VBA, and the DCA. These revenues are subsequently recognized as revenues from contracts with customers when billed, with an offset to alternative revenue program revenues.
As of December 31, 2020 and 2019, our remaining performance obligations were immaterial. The Ameren Companies elected not to disclose the aggregate amount of the transaction price allocated to the performance obligations that are unsatisfied as of the end of the reporting period for contracts with an initial expected term of one year or less.
Accounting for MISO Transactions
MISO-related purchase and sale transactions are recorded by Ameren, Ameren Missouri, and Ameren Illinois using settlement information provided by the MISO. Ameren Missouri records these purchase and sale transactions on a net hourly position. Ameren Missouri records net purchases in a single hour in “Operating Expenses – Purchased power” and net sales in a single hour in “Operating Revenues – Electric” in its statement of income. Ameren Illinois records net purchases in “Operating Expenses – Purchased power” in its statement of income to reflect all of its MISO transactions relating to the procurement of power for its customers. On occasion, Ameren Missouri’s and Ameren Illinois’ prior-period transactions will be resettled outside the routine settlement process because of a change in the MISO’s tariff or a material interpretation thereof. In these cases, Ameren Missouri and Ameren Illinois recognize revenues and expenses associated with resettlements once the resettlement is probable and the resettlement amount can be estimated. There were no material MISO resettlements in 2020, 2019, or 2018.
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

We expect that regulators will reduce future revenues for deferred tax liabilities that were initially recorded at rates in excess of the current statutory rate. Therefore, reductions in certain deferred tax liabilities that were recorded because of decreases in the statutory rate have been credited to a regulatory liability. A regulatory asset has been established to recognize the probable recovery through future customer rates of tax benefits related to the equity component of allowance for funds used during construction, as well as the effects of tax rate increases. To the extent deferred tax balances are included in rate base, the revaluation of deferred taxes is recorded as a regulatory asset or liability on the balance sheet and will be collected from, or refunded to, customers. For deferred tax balances not included in rate base, the revaluation of deferred taxes is recorded as an adjustment to income tax expense on the income statement. See Note 12 – Income Taxes for further information regarding the revaluation of deferred taxes related to Missouri state corporate income tax rate changes.
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
Accounting Changes and Other Matters
In the first quarter of 2020, the Ameren Companies adopted authoritative accounting guidance that requires credit losses on most financial assets carried at amortized cost and off-balance sheet credit exposures, such as financial guarantees or loan commitments, to be measured using a current expected credit loss (CECL) model. The guidance requires an entity to measure expected credit losses using relevant information about past events, current conditions, and reasonable and supportable forecasts that affect the collectibility of the reported amount. In addition, the guidance made certain changes to the impairment model applicable to available-for-sale debt securities, such as requiring credit losses to be presented as an allowance rather than a write-down on impaired debt securities for which there is neither an intent nor a more-likely-than-not requirement to sell. Our adoption of this guidance did not have a material impact on the Ameren Companies’ financial statements and did not result in a cumulative effect adjustment to retained earnings as of the adoption date. See Note 15 – Supplemental Information for additional information regarding credit losses on accounts receivable.
In the first quarter of 2020, the Ameren Companies adopted authoritative accounting guidance that altered certain disclosure requirements in relation to fair value measurements. See Note 8 – Fair Value Measurements for our fair value measurement disclosures.
In the fourth quarter of 2020, the Ameren Companies adopted authoritative accounting guidance that altered certain disclosure requirements in relation to defined benefit plans. See Note 10 – Retirement Benefits for our defined benefit plan disclosures.
NOTE 2 – RATE AND REGULATORY MATTERS
Below is a summary of our regulatory frameworks and significant regulatory proceedings and related lawsuits. We are unable to predict the ultimate outcome of these matters, the timing of final decisions of the various agencies and courts, or the effect on our results of operations, financial position, or liquidity.
Regulatory Frameworks
Missouri
The MoPSC regulates rates and other matters for Ameren Missouri’s electric service and natural gas distribution businesses. The rates Ameren Missouri charges customers for these services are established in a traditional regulatory rate review, which takes up to 11 months to complete, based on a historical test year and the allowed ROE established in the review.
Ameren Missouri has recovery mechanisms, including the RESRAM, FAC, MEEIA, PGA, DCA, and ISRS, that allow customer rates to be adjusted without a traditional regulatory rate review. These riders, along with the PISA, each described in more detail below, partially mitigate the effects of regulatory lag. Ameren Missouri also employs other recovery mechanisms, including a pension and postretirement benefit cost tracker, an uncertain income tax position tracker, a tracker on certain excess deferred income taxes, a renewable energy standard cost tracker, and a solar rebate program cost tracker. Each of these trackers allows Ameren Missouri to defer the difference between actual costs incurred and costs included in customer rates as a regulatory asset or regulatory liability. The difference will be reflected in base rates in a subsequent MoPSC rate order. Ameren Missouri’s cost recovery under any of its recovery mechanisms is subject to MoPSC prudence reviews.
The PISA permits Ameren Missouri to defer and recover 85% of the depreciation expense and earn a return at the applicable WACC on investments in certain property, plant, and equipment placed in service after September 1, 2018, and not included in base rates. The regulatory asset for accumulated PISA deferrals also earns a return at the applicable WACC, with all approved PISA deferrals added to rate base prospectively and recovered over a period of 20 years following a regulatory rate review. Additionally, under the RESRAM, Ameren Missouri is permitted to recover the 15% of depreciation expense not recovered under the PISA, and earn a return at the applicable WACC for investments in renewable generation plant placed in service. The deferrals are a regulatory asset until they are included in customer rates and collected in a subsequent period. Those investments not eligible for recovery under the PISA and the remaining 15% of certain property, plant, and equipment placed in service, unless eligible for recovery under the RESRAM, remain subject to regulatory lag. Ameren Missouri recognizes the cost of debt on PISA deferrals in revenue, instead of using the applicable WACC, with the difference recognized in revenues when recovery of such deferrals is reflected in customer rates. Under Missouri law, as a result of the PISA election, additional provisions apply to Ameren Missouri, including limitations on electric customer rate increases. If rate changes from the FAC or the RESRAM riders would cause rates to temporarily exceed the 2.85% rate cap, the overage would be deferred for future recovery in the next regulatory rate review; however, rates established in such regulatory rate review would be subject to the rate cap. Any deferred overages approved for recovery would be recovered in a manner consistent with costs recovered under the PISA. Excluding customer rates under the MEEIA rider, which are not subject to the rate cap, Ameren Missouri would incur a penalty equal to the amount of deferred overage that would cause customer rates to exceed the 2.85% rate cap. Ameren Missouri did not incur a penalty related to the rate cap in 2020. Both the rate increase limitation and the PISA are effective through December 2023. Missouri law provides for the ability to use the PISA, if Ameren Missouri requests and receives MoPSC approval for extension, through December 2028.
The RESRAM permits Ameren Missouri to recover or refund, through customer rates, the difference between the cost of compliance with Missouri’s renewable energy standard and the amount set in base rates. Customer rates are adjusted for the RESRAM on an annual basis without a traditional regulatory rate review, subject to MoPSC prudence reviews. The difference between actual compliance costs and costs billed to customers in a given period is deferred as a regulatory asset or liability. The deferred amount is either billed or refunded to customers in a subsequent period. RESRAM regulatory assets earn carrying costs at short-term interest rates. The RESRAM permits Ameren Missouri to recover investments in wind generation and other renewables related to compliance with Missouri’s renewable energy standard, and earn a return at the applicable WACC on those investments not already provided for in customer rates or any other recovery mechanism.
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
The PGA allows Ameren Missouri to recover prudently incurred costs of natural gas purchased on behalf of its customers without a traditional regulatory rate review. These pass-through purchased gas costs do not affect Ameren Missouri’s natural gas margins, as any change in costs is offset by a corresponding change in revenues. The difference between actual natural gas costs and costs billed to customers in a given period is deferred as a regulatory asset or liability. The deferred amount is either billed or refunded to customers in a subsequent period. PGA regulatory assets earn carrying costs at short-term interest rates. The DCA ensures recoverability of the natural gas delivery service revenue requirement that is dependent on sales volumes for nearly all customers. The DCA allows Ameren Missouri to adjust natural gas delivery service rates without a traditional regulatory rate review when changes occur in sales volumes from those volumes approved by the MoPSC in the previous regulatory rate review. The difference between actual gas delivery service revenues billed to customers and revenues approved by the MoPSC in a given period is deferred as a regulatory asset or liability. DCA regulatory assets earn carrying costs at short-term interest rates. The deferred amount is either billed or refunded to customers in a subsequent period. In addition, the ISRS permits certain prudently incurred natural gas infrastructure replacement costs to be recovered from customers on a more timely basis between regulatory rate reviews. The ROE currently used by Ameren Missouri for purposes of the ISRS tariff is 9.725%.
Illinois
The ICC regulates rates and other matters for Ameren Illinois’ electric distribution service and natural gas distribution businesses. The rates Ameren Illinois charges customers for electric distribution service are calculated under a performance-based formula ratemaking framework. The rates Ameren Illinois charges customers for natural gas distribution service are established in a traditional regulatory rate review, which takes up to 11 months to complete, based on a future test year and an allowed ROE established in the review.
Ameren Illinois’ election to use the electric distribution service performance-based formula ratemaking framework allowed by state law, described below, permits Ameren Illinois to adjust customer rates to recover the cost of electric distribution service on an annual basis. Ameren Illinois’ electric distribution service also has other cost recovery mechanisms in place that allow customer rates to be adjusted without a traditional regulatory rate review. Ameren Illinois’ electric distribution service business has riders for power procurement and transmission services incurred on behalf of its customers, renewable energy credit compliance, zero emission credits, and certain environmental costs, as well as bad debt write-offs and the costs of certain asbestos-related claims not recovered in base rates. These pass-through costs do not affect Ameren Illinois’ net income, as any change in costs is offset by a corresponding change in revenues. Ameren Illinois’ cost recovery under any of its recovery mechanisms is subject to ICC prudence reviews.
Ameren Illinois’ electric distribution service performance-based formula ratemaking framework allows Ameren Illinois to reconcile electric distribution service rates to its actual revenue requirement on an annual basis. If a given year’s revenue requirement varies from the amount collected from customers, an adjustment is made to electric operating revenues with an offset to a regulatory asset or liability to reflect that year’s actual revenue requirement, independent of actual sales volumes. The regulatory balance is then collected from, or refunded to, customers within two years from the end of the year. In addition, Ameren Illinois’ electric customer energy-efficiency rider provides Ameren Illinois’ electric distribution service business with recovery of, and return on, energy-efficiency investments. Under formula ratemaking for both its electric distribution service and its electric energy-efficiency investments, the revenue requirements are based on recoverable costs, year-end rate base, and a year-end ratemaking capital structure, and earn a return at the applicable WACC. The ROE component of the applicable WACC is based on the annual average of the monthly yields of the 30-year United States Treasury bonds plus 580 basis points and any performance-related basis point adjustments, described in more detail below. Therefore, Ameren Illinois’ annual ROE for its electric distribution business is directly correlated to the yields on such bonds. In addition, regulatory assets applicable to formula ratemaking for both electric distribution service and electric energy-efficiency investments earn a return at the applicable WACC. However, Ameren Illinois recognizes the cost of debt on these regulatory assets in revenue, instead of the applicable WACC, with the difference recognized in revenues when recovery of such regulatory assets is reflected in customer rates.
Unless extended, the performance-based formula ratemaking framework expires at the end of 2022. If not extended, Ameren Illinois would be required to establish future rates through a traditional regulatory rate review, which would allow the use of a future test year, with the ICC. The decoupling provisions extend beyond the end of the formula ratemaking by law, which ensures that Ameren Illinois’ electric distribution revenues authorized in a regulatory rate review are not affected by changes in sales volumes. See below for information regarding a request filed by Ameren Illinois to continue reconciling electric distribution service rates to the last annual revenue requirement approved by the ICC under the formula ratemaking framework after the framework expires or is no longer elected.
Ameren Illinois electric distribution service business is also subject to performance standards. Failure to achieve the standards would result in a reduction in the company’s allowed ROE calculated under the formulas. The performance standards applicable to electric distribution service include improvements in service reliability to reduce both the frequency and duration of outages, a reduction in the number of estimated bills, a reduction of consumption from inactive meters, and a reduction in bad debt expense. The electric distribution service regulatory framework provides for ROE penalties up to 38 basis points annually in 2021 and 2022 if these performance standards are not met. The allowed ROE on energy-efficiency investments can be increased or decreased up to 200 basis points, depending on the achievement of annual energy savings goals. Any adjustments to the allowed ROE for energy-efficiency investments will depend on annual performance for a historical period relative to energy savings goals. In 2020, 2019, and 2018, there were no performance-related basis point adjustments that materially affected financial results.
Ameren Illinois’ natural gas distribution business has recovery mechanisms, including the QIP, PGA, and VBA, that allow customer rates to be adjusted without a traditional regulatory rate review. These riders, described in more detail below, mitigate the effects of regulatory lag. Ameren Illinois employs other riders for natural gas customer energy-efficiency program costs and certain environmental costs, as well as bad debt expenses and invested capital taxes not recovered in base rates. Pass-through costs under the riders do not affect Ameren Illinois’ net income, as any change in costs is offset by a corresponding change in revenues. Ameren Illinois’ cost recovery under any of its recovery mechanisms is subject to ICC prudence reviews.
The QIP provides Ameren Illinois with recovery of, and a return on, qualifying natural gas infrastructure investments that are placed in service between regulatory rate reviews. Infrastructure investments under the QIP earn a return at the applicable WACC. Eligible natural gas investments include projects to improve safety and reliability and modernization investments, such as smart meters. The deferrals are a regulatory asset until they are included in customer rates in a subsequent period. Recovery of the regulatory asset begins two months after the qualifying natural gas plant is placed in service and continues until such plant is included in base rates in a natural gas delivery service rate order. Ameren Illinois’ QIP is subject to a rate impact limitation of a cumulative 4% per year since the most recent delivery service rate order, with no single year exceeding 5.5%. If the rate impact limitation was met in a particular year, the amount of rate base causing the QIP rate to exceed the limitation would be exposed to regulatory lag until a year when that amount could be recovered under QIP or is added to rate base as a part of a regulatory rate review. Upon issuance of a natural gas delivery service rate order, QIP rate base is transferred to base rates and the QIP is reset to zero, which mitigates the risk that the QIP will exceed its statutory limitations in future years and ensures timely recovery of capital investments. Without legislative action, the QIP will sunset after December 2023.
The PGA allows Ameren Illinois to recover prudently incurred costs of natural gas purchased on behalf of its customers without a traditional regulatory rate review. These pass-through purchased gas costs do not affect Ameren Illinois natural gas margins, as any change in costs is offset by a corresponding change in revenues. The difference between actual natural gas costs and costs billed to customers in a given period is deferred as a regulatory asset or liability. The deferred amount is either billed or refunded to customers in a subsequent period. PGA regulatory assets earn carrying costs at short-term interest rates. The VBA ensures recoverability of the natural gas distribution service revenue requirement that is dependent on sales volumes for residential and small nonresidential customers. For these rate classes, the VBA allows Ameren Illinois to adjust natural gas distribution service rates without a traditional regulatory rate review when changes occur in sales volumes from those volumes approved by the ICC in a previous regulatory rate review. The difference between allowed sales revenues and amounts billed to customers in a given period is deferred as a regulatory asset or liability. The deferred amount is collected from, or refunded to, customers in a subsequent period. VBA regulatory assets for a given year that are not fully collected by the end of the following year begin earning carrying costs at short-term interest rates.
Federal
The FERC regulates rates and other matters for Ameren Illinois’ transmission business and ATXI, as well as for Ameren Missouri. See discussion above related to Ameren Missouri. Both Ameren Illinois and ATXI are members of the MISO, and their transmission rates are calculated in accordance with the MISO Open Access Transmission, Energy, and Operating Reserve Markets Tariff. Ameren Illinois and ATXI have received FERC approval to use a company-specific, forward-looking formula ratemaking framework in setting their transmission rates. These forward-looking rates are updated annually and become effective each January with forecasted information. The formula rate framework provides for an annual reconciliation of the electric transmission service revenue requirement, which reflects the actual recoverable costs incurred and the 13-month average rate base for a given year, with the revenue requirement in customer rates, including an allowed ROE. If a given year’s revenue requirement varies from the amount collected from customers, an adjustment is made to electric operating revenues with an offset to a regulatory asset or liability to reflect that year’s actual revenue requirement, independent of actual sales volumes. The regulatory balance is collected from, or refunded to, customers within two years from the end of the year. FERC revenue requirement reconciliation adjustment regulatory assets earn carrying costs at each company’s short-term interest rates, while each company incurs interest at a FERC-prescribed rate on related regulatory liabilities. In addition, the FERC has approved transmission rate incentives, including a 50 basis point incentive adder to the allowed base ROE for Ameren Illinois and ATXI for participation in an RTO.
Proceedings and Updates
Missouri
March 2020 MoPSC Electric Rate Order
In March 2020, the MoPSC issued an order in Ameren Missouri’s July 2019 electric service regulatory rate review, approving nonunanimous stipulation and agreements. The order resulted in a decrease of $32 million to Ameren Missouri’s annual revenue requirement for electric retail service, which reflected infrastructure investments as of December 31, 2019. The order also provided for the continued use of the FAC and trackers for pension and postretirement benefits, uncertain income tax positions, and certain excess deferred income taxes that the MoPSC previously authorized in earlier electric rate orders. The order reduced the annualized base level of net energy costs pursuant to the FAC by approximately $115 million from the base level established in the MoPSC’s March 2017 electric rate order. The order also changed the annualized regulatory asset and liability amortization amounts and the base level of expenses for trackers. On an annualized basis, these changes reflect approximately $20 million of increased revenues and approximate decreases in purchased power expenses of $15 million, other operating and maintenance expenses of $60 million, and income tax expenses of $20 million. Additionally, the annual revenue requirement incorporated increases of approximately $50 million for the reduction in sales volumes resulting from MEEIA programs and approximately $50 million of depreciation and amortization expense for amounts previously deferred under PISA. The increase in the annual revenue requirement related to the MEEIA programs is seasonally weighted to the summer. One of the stipulation and agreements approved by the MoPSC’s March 2020 order states that the net impact of the revenue and expense changes noted above reflects a 9.4% to 9.8% ROE on an unspecified percent of common equity applicable to rate base. In addition, the order required Ameren Missouri to donate $8 million to low-income assistance programs, which was reflected in results of operations in the first quarter of 2020. The new rates, base level of expenses, and amortizations became effective on April 1, 2020. In April 2020, the MoPSC issued another order in Ameren Missouri’s July 2019 electric service regulatory rate review, reaffirming the existing percentage of net energy cost variances allowed to be recovered or refunded under the FAC.

Wind Generation Facilities
In December 2020, Ameren Missouri acquired a 400-MW wind generation project located in northeastern Missouri for approximately $615 million, and placed the assets in service as the High Prairie Renewable Energy Center. The purchase price included $564 million of cash, a deferred purchase price obligation withheld as credit support in relation to certain potential claims, contingent consideration, and transaction costs. In January 2021, Ameren Missouri acquired an up-to 300-MW wind generation project located in northwestern Missouri. At the date of this filing, Ameren Missouri placed 120 MWs in service as the Atchison Renewable Energy Center, with a purchase price of approximately $200 million, including transaction costs. There have been changes to the schedule for this project, particularly as a result of component delivery delays. Ameren Missouri expects approximately 150 MWs of the up-to 300-MW project to be in service by the end of the first quarter of 2021, and the remaining portion to be in service later in 2021. Both renewable energy centers are expected to support Ameren Missouri’s compliance with the Missouri renewable energy standard.
MEEIA
In August 2020, the MoPSC issued an order approving a unanimous stipulation and agreement with respect to the 2022 program year of Ameren Missouri’s six-year MEEIA 2019 program. The order established performance incentives that would provide Ameren Missouri an opportunity to earn additional revenues, including $11 million if Ameren Missouri achieves certain energy-efficiency goals during the 2022 program year and an additional $1 million if Ameren Missouri exceeds its targeted energy-efficiency goals. Ameren Missouri intends to invest $70 million in energy-efficiency programs during the 2022 program year. The August 2020 order also approved Ameren Missouri’s energy savings results for the first year of the MEEIA 2019 program. As a result of this order and in accordance with revenue recognition guidance, Ameren Missouri recognized revenues of $6 million during 2020. As a result of MoPSC orders issued in September 2017, October 2018, January 2019, and September 2019 related to performance incentives for the MEEIA 2013 and MEEIA 2016 programs, and in accordance with revenue recognition guidance, Ameren Missouri recognized revenues of $37 million and $11 million during 2019 and 2018, respectively.
Requests for Accounting Authority Orders Related to COVID-19 Pandemic Costs
Ameren Missouri suspended disconnections for customer nonpayment and late fees in mid-March 2020, and resumed those activities for commercial and industrial customers in mid-July 2020 and residential customers in early August 2020. In October 2020, Ameren Missouri filed requests with the MoPSC for accounting authority orders related to its electric and natural gas services. If issued as requested, the orders would allow Ameren Missouri to accumulate certain costs incurred related to the COVID-19 pandemic, including bad debt write-offs, net of cost savings, as well as forgone customer late fee and reconnection fee revenues, for a specified time period, for potential recovery in future electric and natural gas service regulatory rate reviews. Costs incurred, net of savings, and forgone customer late fee and reconnection fee revenues related to the COVID-19 pandemic from March 2020 through December 2020 were immaterial. The MoPSC is under no deadline to issue orders, and Ameren Missouri cannot predict the ultimate outcome of these regulatory proceedings.
Illinois
Electric Distribution Service Rates
In December 2020, the ICC issued an order in Ameren Illinois’ annual update filing that approved a $49 million decrease in Ameren Illinois’ electric distribution service rates beginning in January 2021. This order reflected a decrease to the annual formula rate based on 2019 actual costs, a decrease to include the 2019 revenue requirement reconciliation adjustment, and a decrease for the conclusion of the 2018 revenue requirement reconciliation adjustment, which was fully collected from customers in 2020, consistent with the ICC’s December 2019 annual update filing order. It also reflected an increase based on expected net plant additions for 2020.
Request to Continue Electric Distribution Service Rate Reconciliation
In April 2020, Ameren Illinois filed a request with the ICC, which, if approved, would allow Ameren Illinois to continue to reconcile electric distribution service rates to the last annual revenue requirement approved by the ICC under the performance-based formula ratemaking framework, for a period of up to two years after the framework expires or is no longer elected. Ameren Illinois expects a decision by the ICC in March 2021.
Electric Customer Energy-Efficiency Investments
In May 2020, Ameren Illinois filed its annual electric customer energy-efficiency formula rate update to establish the revenue requirement to be used for 2021 rates with the ICC. In December 2020, the ICC issued an order that approved 2021 electric customer energy-efficiency rates of $51 million, which represents an increase of $7 million from 2020 rates.

January 2021 Natural Gas Delivery Service Rate Order
In January 2021, the ICC issued an order in Ameren Illinois’ February 2020 natural gas delivery service regulatory rate review, which resulted in an increase to its annual revenues for natural gas delivery service of $76 million based on a 9.67% allowed ROE, a capital structure composed of 52% common equity, and a rate base of $2.1 billion. The new rates became effective in January 2021. As a result of this order, the rate base under the QIP was reset to zero. Ameren Illinois used a 2021 future test year in this proceeding.
QIP Prudence Review
In March 2019, Ameren Illinois filed a request for an ICC prudence review of natural gas infrastructure investments recovered under the QIP during 2018. In November 2019, the Illinois Attorney General’s office challenged the recovery of capital investments, among other things, that were made during 2018, alleging that the amount of investments is excessive based on a comparison to historical investment levels. The Illinois Attorney General’s office is not alleging imprudence or that the investments do not qualify for recovery. In March 2020, the ICC staff filed testimony that supports the prudence and reasonableness of the capital investments made during 2018. Ameren Illinois’ 2018 QIP rate recovery under review by the ICC is within the rate increase limitations allowed by law. Ameren Illinois expects a decision by the ICC in this proceeding within the first half of 2021.
Service Disconnection Moratorium Proceeding
In March 2020, the ICC issued an order requiring all Illinois electric distribution and natural gas utilities to suspend disconnections and late fees for customer nonpayment, on an interim basis, effective March 18, 2020. Pursuant to an ICC order issued in June 2020 and following a voluntary extension of the suspension of residential disconnections, Ameren Illinois resumed disconnection activities for commercial and industrial customers for nonpayment in early August 2020 and residential customers in mid-September 2020, with the exception of residential customers classified as low income, expressing a financial hardship, or relying on medical equipment. Disconnections for nonpayment for these and all other residential customers are expected to begin in April 2021, which is after the annual winter moratorium period on disconnections that ends March 31, 2021. Ameren Illinois began the winter moratorium on November 18, 2020, which has historically started at the beginning of December. Ameren Illinois also resumed charging late fees to all customers in late July 2020. The June 2020 order requires Ameren Illinois to implement more flexible credit and collection practices, on a temporary basis, including longer deferred payment arrangements, extending to 24 months in certain cases, and programs to provide financial assistance to customers. In addition, the order allows Ameren Illinois to recover up to $8 million in costs incurred related to the financial assistance programs. The portion of these costs associated with Ameren Illinois’ electric distribution business will be recovered through its bad debt rider and the portion associated with its natural gas distribution business will be recovered through a special purpose rider established by the order. The order also allows Ameren Illinois to recover forgone customer late fees and costs incurred related to the COVID-19 pandemic. The portion of these forgone late fees and costs associated with Ameren Illinois’ electric distribution business will be recovered through formula rates and the portion associated with its natural gas distribution business will be recovered through the special purpose rider. In addition, the order allows Ameren Illinois’ electric distribution business to recover bad debt expense for 2020, instead of write-offs net of subsequent recoveries, through future true-ups in its bad debt rider. The bad debt rider reverted to the recovery of bad debt write-offs, net of any subsequent recoveries, in 2021.
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
FERC Complaint Cases

In November 2013, a customer group filed a complaint case with the FERC seeking a reduction in the allowed base ROE for FERC-regulated transmission rate base under the MISO tariff from 12.38% to 9.15%. In September 2016, the FERC issued an order in the November 2013 complaint case, which lowered the allowed base ROE to 10.32%, or a 10.82% total allowed ROE with the inclusion of a 50 basis point incentive adder for participation in an RTO, that was effective from late September 2016 forward. The September 2016 order also required refunds for the period November 2013 to February 2015, which were paid in 2017. With the maximum FERC-allowed refund period for the November 2013 complaint case ended in February 2015, another customer complaint case was filed in February 2015, seeking a further reduction in the allowed base ROE for the period of February 2015 to May 2016. In November 2019, the FERC issued an order addressing the November 2013 complaint case, which set the allowed base ROE at 9.88% and required refunds, with interest, for the periods November 2013 to February 2015 and from late September 2016 forward. The order also dismissed the February 2015 complaint case. In December 2019, Ameren and the MISO transmission owners, including Ameren Missouri, Ameren Illinois, and ATXI, filed requests for rehearing with the FERC. Additionally, in December 2019, various parties filed requests for rehearing with the FERC, challenging the dismissal of the February 2015 complaint case. In May 2020, the FERC issued an order addressing the requests for rehearing, which set the allowed base ROE at 10.02%, superseding the 9.88% previously ordered, and required refunds, with interest, for the periods November 2013 to February 2015 and from late September 2016 forward. The May 2020 order also denied rehearing of the FERC’s dismissal of the February 2015 complaint case. In June 2020, various parties filed requests for rehearing with the FERC, challenging the new ROE methodology established by the May 2020 order. In July 2020, the FERC denied the rehearing requests without addressing the issues raised, and indicated it will address the requests for rehearing in a future order. Also in July 2020, Ameren Missouri, Ameren Illinois, and ATXI filed an appeal of the May 2020 order to the United States Court of Appeals for the District of Columbia Circuit challenging the refunds for the period from September 2016 to May 2020. The court is under no deadline to address the appeal. In November 2020, the FERC issued an order reaffirming its May 2020 order in regards to the 10.02% allowed base ROE and the refund periods and denying the arguments raised in the rehearing requests.
As a result of the May 2020 order, which increased the FERC-allowed ROE from 9.88% to 10.02% for the periods November 2013 to February 2015 and late September 2016 forward, Ameren and Ameren Illinois recognized income of $13 million and $7 million, respectively, during the second quarter of 2020. As of December 31, 2020, Ameren and Ameren Illinois had recorded current regulatory liabilities of $15 million and $7 million, respectively, to reflect the expected refunds, including interest, associated with the allowed base ROE set by the May 2020 order in the November 2013 complaint case. The increase in the FERC-allowed base ROE resulting from the May 2020 order is not material to Ameren Missouri’s results of operations, financial position, or liquidity.

Regulatory Assets and Liabilities
The following table presents our regulatory assets and regulatory liabilities at December 31, 2020 and 2019:

	2020			2019
	Ameren Missouri	Ameren Illinois	Ameren	Ameren Missouri	Ameren Illinois	Ameren
Regulatory assets:
Under-recovered FAC(a)	$48	$—	$48	$—	$—	$—
Under-recovered Illinois electric power costs(b)	—	4	4	—	4	4
MTM derivative losses(c)	21	200	221	12	242	254
IEIMA revenue requirement reconciliation adjustment(d)(e)	—	—	—	—	17	17
FERC revenue requirement reconciliation adjustment(f)	—	28	50	—	1	16
Under-recovered VBA(g)	—	11	11	—	—	—
Pension and postretirement benefit costs(h)	—	—	—	7	26	33
Income taxes(i)	117	65	183	114	61	177
Bad debt rider(j)	—	11	11	—	—	—
Callaway costs(e)(k)	14	—	14	18	—	18
Callaway refueling and maintenance outage costs(l)	39	—	39	—	—	—
Unamortized loss on reacquired debt(m)	52	22	74	55	31	86
Environmental cost riders(n)	—	93	93	—	127	127
Storm costs(e)(o)	—	7	7	—	7	7
Workers’ compensation claims(p)	4	5	9	4	7	11
Allowance for funds used during construction for pollution control equipment(e)(q)	15	—	15	15	—	15
Customer generation rebate program(e)(r)	—	17	17	—	1	1
Solar rebate program(s)	5	—	5	5	—	5
PISA(e)(t)	78	—	78	41	—	41
RESRAM(u)	2	—	2	9	—	9
FEJA energy-efficiency rider(e)(v)	—	283	283	—	211	211
Other	12	33	45	13	16	29
Total regulatory assets	$407	$779	$1,209	$293	$751	$1,061
Less: current regulatory assets	(60)	(37)	(109)	(8)	(57)	(69)
Noncurrent regulatory assets	$347	$742	$1,100	$285	$694	$992
Regulatory liabilities:
Over-recovered FAC(a)	$10	$—	$10	$39	$—	$39
Over-recovered Illinois electric power costs(b)	—	15	15	—	11	11
Over-recovered PGA(b)	7	15	22	8	14	22
Over-recovered VBA(g)	—	—	—	—	8	8
MTM derivative gains(c)	11	10	21	18	3	21
IEIMA revenue requirement reconciliation adjustment(d)	—	22	22	—	18	18
FERC revenue requirement reconciliation adjustment(f)	—	21	21	—	37	38
Estimated refund for FERC complaint cases(w)	—	7	15	—	23	40
Income taxes(i)	1,317	790	2,192	1,428	813	2,326
Cost of removal(x)	1,027	873	1,923	1,041	827	1,884
AROs(y)	436	—	436	303	—	303
Pension and postretirement benefit costs(h)	198	177	375	—	—	—
Pension and postretirement benefit costs tracker(z)	55	—	55	72	—	72
Renewable energy credits and zero emission credits(aa)	—	200	200	—	155	155
Excess income taxes collected in 2018(ab)	45	—	45	60	—	60
Other	30	21	51	30	24	54
Total regulatory liabilities	$3,136	$2,151	$5,403	$2,999	$1,933	$5,051
Less: current regulatory liabilities	(26)	(88)	(121)	(62)	(84)	$(164)
Noncurrent regulatory liabilities	$3,110	$2,063	$5,282	$2,937	$1,849	$4,887
(a)Under-recovered or over-recovered fuel costs to be recovered or refunded through the FAC. Specific accumulation periods aggregate the under-recovered or over-recovered costs over four months, any related adjustments that occur over the following four months, and the recovery from, or refund to, customers that occurs over the next eight months.
(b)Under-recovered or over-recovered costs from utility customers. Amounts will be recovered from, or refunded to, customers within one year of the deferral.

(c)Deferral of commodity-related derivative MTM losses or gains. See Note 7 – Derivative Financial Instruments for additional information.
(d)The difference between Ameren Illinois’ electric distribution service annual revenue requirement calculated under the performance-based formula ratemaking framework and the revenue requirement included in customer rates for that year. Any under-recovery or over-recovery will be recovered from, or refunded to, customers with interest within two years.
(e)These assets earn a return at the applicable WACC.
(f)Ameren Illinois’ and ATXI’s annual revenue requirement reconciliation calculated pursuant to the FERC’s electric transmission formula ratemaking framework. Any under-recovery or over-recovery will be recovered from, or refunded to, customers within two years.
(g)Under-recovered or over-recovered natural gas revenue caused by sales volume deviations from weather normalized sales approved by the ICC in rate regulatory reviews. Each year’s amount will be recovered from or refunded to customers from April through December of the following year.
(h)Under-recovered or over-recovered costs are being amortized in proportion to the recognition of prior service costs (credits) and actuarial losses (gains) attributable to Ameren’s pension plan and postretirement benefit plans. See Note 10 – Retirement Benefits for additional information.
(i)The regulatory assets represent amounts that will be recovered from customers for deferred income taxes related to the equity component of allowance for funds used during construction and the effects of tax rate changes. The regulatory liabilities represent amounts that will be refunded to customers for deferred income taxes related to depreciation differences, other tax liabilities, and the unamortized portion of investment tax credits recorded at rates in excess of current statutory rates. Amounts associated with the equity component of allowance for funds used during construction, and the unamortized portion of investment tax credits will be amortized over the expected life of the related assets. For net regulatory liabilities related to deferred income taxes recorded at rates other than the current statutory rate, the weighted-average remaining amortization periods at Ameren, Ameren Missouri, and Ameren Illinois are 34, 26, and 42 years.
(j)A rider for the difference between the level of bad debt write-offs, net of any subsequent recoveries, incurred by Ameren Illinois and the level of such costs included in electric distribution and natural gas delivery service rates. Pursuant to the June 2020 ICC order in the service disconnection moratorium proceeding discussed above, Ameren Illinois’ electric distribution bad debt rider provided for the recovery of bad debt expense in 2020. The under-recovery or over-recovery for each year is recovered from, or refunded to, customers over a twelve-month period beginning June the following year.
(k)Ameren Missouri’s Callaway Energy Center operations and maintenance expenses, property taxes, and carrying costs incurred between the plant in-service date and the date the plant was reflected in rates. These costs are being amortized over the original remaining life of the energy center.
(l)In February 2020, the MoPSC issued an order approving a stipulation and agreement allowing Ameren Missouri to defer and amortize maintenance expenses related to scheduled refueling and maintenance outages at its Callaway Energy Center. Maintenance expenses are amortized over the period between refueling and maintenance outages, which has historically been approximately 18 months. Amortization began in January 2021 and will continue until the completion of the next refueling and maintenance outage.
(m)Losses related to reacquired debt. These amounts are being amortized over the lives of the related new debt issuances or the original lives of the old debt issuances if no new debt was issued.
(n)The recoverable portion of accrued environmental site liabilities that will be collected from electric and natural gas customers through ICC-approved cost recovery riders. The period of recovery will depend on the timing of remediation expenditures. See Note 14 – Commitments and Contingencies for additional information.
(o)Storm costs from 2016, 2018, and 2020 deferred in accordance with the IEIMA. These costs are being amortized over five-year periods beginning in the year the storm occurred.
(p)The period of recovery will depend on the timing of actual expenditures.
(q)The MoPSC’s May 2010 electric rate order allowed Ameren Missouri to record an allowance for funds used during construction for pollution control equipment at its Sioux Energy Center until the cost of that equipment was included in customer rates beginning in 2011. These costs are being amortized over the expected life of the Sioux Energy Center, currently through 2033.
(r)Costs associated with Ameren Illinois’ customer generation rebate program. Costs are amortized over a 15-year period, beginning in the year rebates are paid.
(s)Costs associated with Ameren Missouri’s solar rebate program. The amortization period for these assets will be determined in a future electric service regulatory rate review.
(t)Under the PISA, Ameren Missouri is permitted to defer and recover 85% of the depreciation expense and earn a return at the applicable WACC on investments in certain property, plant, and equipment placed in service after September 1, 2018, and not included in base rates. Accumulated PISA deferrals are added to rate base prospectively and amortized over a period of 20 years following a regulatory rate review.
(u)Costs associated with Ameren Missouri’s compliance with the state of Missouri’s renewable energy standard. Costs incurred over a twelve-month period beginning each August are amortized over a twelve-month period beginning February the following year.
(v)The electric energy-efficiency investments are being amortized over their weighted-average useful lives beginning in the period in which they were made, with current remaining amortization periods ranging from 6 to 13 years.
(w)The 2020 balances represent the estimated refunds to transmission customers related to the May 2020 FERC order in the November 2013 FERC complaint case. The 2019 balances represent the estimated refunds to transmission customers related to the November 2019 FERC order in the November 2013 FERC complaint case. See further discussion of the FERC ROE complaint cases above.
(x)Estimated funds collected from customers to pay for the future removal cost of property, plant, and equipment retired from service, net of salvage.
(y)The ARO regulatory liability includes the nuclear decommissioning trust fund balance (December 31, 2020 - $982 million), net of recoverable removal costs for AROs (December 31, 2020 - $546 million). See Note 1 – Summary of Significant Accounting Policies – Asset Retirement Obligations.
(z)A regulatory recovery mechanism for the difference between the level of pension and postretirement benefit costs incurred by Ameren Missouri and the level of such costs included in customer rates. The period of refund varies based on MoPSC approval in a regulatory rate review. For costs incurred prior to 2019, the weighted-average remaining amortization period is four years. For costs incurred during 2019 and after, the amortization period will be determined in a future electric service regulatory rate review.
(aa)Funds collected for the purchase of renewable energy credits and zero emission credits through IPA procurements. The balance will be amortized as the credits are purchased.
(ab)The excess amount collected in rates related to the TCJA from January 1, 2018, through July 31, 2018. The regulatory liability is being amortized over a three-year period, which began in April 2020.

NOTE 3 – PROPERTY, PLANT, AND EQUIPMENT, NET
The following table presents property, plant, and equipment, net, at December 31, 2020 and 2019:

	Ameren Missouri(a)	Ameren Illinois	Other	Ameren(a)
2020
Property, plant, and equipment at original cost:(b)
Electric generation:
Coal(c)	$4,875	$—	$—	$4,875
Natural gas and oil	1,097	—	—	1,097
Nuclear	5,608	—	—	5,608
Renewable(d)	1,301	—	—	1,301
Electric distribution	6,784	6,649	—	13,433
Electric transmission	1,482	3,575	1,774	6,831
Natural gas	561	3,308	—	3,869
Other(e)	1,390	1,070	245	2,705
	23,098	14,602	2,019	39,719
Less: Accumulated depreciation and amortization	9,689	3,780	304	13,773
	13,409	10,822	1,715	25,946
Construction work in progress:
Nuclear fuel in process	75	—	—	75
Other	395	379	12	786
Property, plant, and equipment, net	$13,879	$11,201	$1,727	$26,807
2019
Property, plant, and equipment at original cost:(b)
Electric generation:
Coal(c)	$4,730	$—	$—	$4,730
Natural gas and oil	1,090	—	—	1,090
Nuclear	5,414	—	—	5,414
Renewable(d)	646	—	—	646
Electric distribution	6,371	6,299	—	12,670
Electric transmission	1,405	3,101	1,642	6,148
Natural gas	528	3,024	—	3,552
Other(e)	1,173	993	236	2,402
	21,357	13,417	1,878	36,652
Less: Accumulated depreciation and amortization	9,195	3,536	275	13,006
	12,162	9,881	1,603	23,646
Construction work in progress:
Nuclear fuel in process	135	—	—	135
Other	338	202	55	595
Property, plant, and equipment, net	$12,635	$10,083	$1,658	$24,376
(a)Amounts include two CTs that have related financing obligations. The gross cumulative asset value of those agreements was $240 million and $236 million at December 31, 2020 and 2019, respectively. The total accumulated depreciation associated with the two CTs was $99 million and $95 million at December 31, 2020 and 2019, respectively. See Note 5 – Long-term Debt and Equity Financings for additional information on these agreements.
(b)The estimated lives for each asset group are as follows: 5 to 72 years for electric generation, excluding Ameren Missouri’s hydro generating assets, which have useful lives of up to 150 years, 20 to 80 years for electric distribution, 50 to 75 years for electric transmission, 20 to 80 years for natural gas, and 5 to 55 years for other.
(c)Includes $36 million of oil-fired generation in both 2019 and 2020.
(d)Renewable includes hydroelectric, wind, solar, and methane gas generation facilities.
(e)Other property, plant, and equipment includes assets used to support electric and natural gas services.
Capitalized software costs are classified within “Property, Plant, and Equipment, Net” on the balance sheet and are amortized on a straight-line basis over the expected period of benefit, ranging from 3 to 10 years. The following table presents the amortization, gross carrying value, and related accumulated amortization of capitalized software by year:

	Amortization Expense			Gross Carrying Value		Accumulated Amortization
	2020	2019	2018	2020	2019	2020	2019
Ameren	$93	$78	$71	$1,021	$901	$(640)	$(584)
Ameren Missouri	44	30	24	398	303	(189)	(153)
Ameren Illinois	45	45	44	397	377	(238)	(221)

Annual amortization expense for capitalized costs for software placed in service as of December 31, 2020, is estimated to be as follows:

	2021	2022	2023	2024	2025
Ameren	$105	$94	$81	$55	$23
Ameren Missouri	55	49	45	33	15
Ameren Illinois	46	42	34	21	7
NOTE 4 – SHORT-TERM DEBT AND LIQUIDITY
The liquidity needs of the Ameren Companies are typically supported through the use of available cash, drawings under committed credit agreements, commercial paper issuances, and/or, in the case of Ameren Missouri and Ameren Illinois, short-term affiliate borrowings.
Short-Term Borrowings
The Credit Agreements provide $2.3 billion of credit through maturity in December 2024. The total facility size of the Missouri Credit Agreement and Illinois Credit Agreement is $1.2 billion and $1.1 billion, respectively. The maturity date may be extended for two additional one-year periods upon mutual consent of the borrowers and lenders. Credit available under the agreements is provided by 22 international, national, and regional lenders, with no single lender providing more than $130 million of credit in aggregate.
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
(a)Not applicable.
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
The borrowers will use the proceeds from any borrowings under the Credit Agreements for general corporate purposes, including working capital, commercial paper liquidity support, loan funding under the Ameren money pool arrangements, and other short-term affiliate loan arrangements. The Missouri Credit Agreement and the Illinois Credit Agreement are available to support issuances under Ameren (parent)’s, Ameren Missouri’s and Ameren Illinois’ commercial paper programs, respectively, subject to borrowing sublimits, as well as to support issuance of letters of credit for the borrowers. As of December 31, 2020, based on commercial paper outstanding and letters of credit issued under the Credit Agreements, along with cash and cash equivalents, the net liquidity available to Ameren (parent), Ameren Missouri, and Ameren Illinois, collectively, was $1.9 billion.

The following table summarizes the borrowing activity and relevant interest rates under Ameren (parent)’s, Ameren Missouri’s, and Ameren Illinois’ commercial paper issuances and borrowings under the Credit Agreements in the aggregate for the years ended December 31, 2020 and 2019:

	Ameren (parent)		Ameren Missouri		Ameren Illinois		Ameren Consolidated
2020
Average daily amount outstanding	$108		$109		$46		$263
Commercial paper issuances outstanding at period-end	490		—		—		490
Weighted-average interest rate	1.04%		1.73%		0.97%		1.31%
Peak amount outstanding during period(a)	$490		$573		$250		$908
Peak interest rate	3.30%	(b)	5.05%	(b)	3.40%		5.05%	(b)
2019
Average daily amount outstanding	$421		$122		$157		$700
Commercial paper issuances outstanding at period-end	153		234		53		440
Weighted-average interest rate	2.66%		2.62%		2.43%		2.60%
Peak amount outstanding during period(a)	$651		$549		$356		$1,113
Peak interest rate	3.80%	(c)	2.97%		5.00%	(c)	5.00%	(c)
(a)    The timing of peak outstanding commercial paper issuances and borrowings under the Credit Agreements varies by company. Therefore, the sum of individual company peak amounts may not equal the Ameren consolidated peak amount for the period.
(b)    Ameren’s and Ameren Missouri’s peak interest rate was affected by temporary disruptions in the commercial paper market in the first quarter of 2020.
(c)    Ameren’s and Ameren Illinois’ peak interest rate was affected by temporary disruptions in the commercial paper market in the third quarter of 2019.
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
The Credit Agreements also contain nonfinancial covenants, including restrictions on the ability to incur certain liens, to transact with affiliates, to dispose of assets, to make investments in or transfer assets to its affiliates, and to merge with other entities. The Credit Agreements require each of Ameren, Ameren Missouri, and Ameren Illinois to maintain consolidated indebtedness of not more than 65% of its consolidated total capitalization pursuant to a defined calculation set forth in the agreements. As of December 31, 2020, the ratios of consolidated indebtedness to total consolidated capitalization, calculated in accordance with the provisions of the Credit Agreements, were 56%, 48%, and 45%, for Ameren, Ameren Missouri, and Ameren Illinois, respectively.
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
None of the Credit Agreements or financing agreements contain credit rating triggers that would cause a default or acceleration of repayment of outstanding balances. The Ameren Companies were in compliance with the provisions and covenants of the Credit Agreements at December 31, 2020.
Money Pools
Ameren has money pool agreements with and among its subsidiaries to coordinate and provide for certain short-term cash and working capital requirements.
Ameren Missouri, Ameren Illinois, and ATXI may participate in the utility money pool as both lenders and borrowers. Ameren (parent) and Ameren Services may participate in the utility money pool only as lenders. Surplus internal funds are contributed to the money pool from participants. The primary sources of external funds for the utility money pool are the Credit Agreements and the commercial paper programs. The total amount available to the pool participants from the utility money pool at any given time is reduced by the amount of borrowings made by participants, but it is increased to the extent that the pool participants advance surplus funds to the utility money pool or remit funds from other external sources. The availability of funds is also determined by funding requirement limits established by regulatory authorizations. Participants receiving a loan under the utility money pool agreement must repay the principal amount of such loan, together with accrued interest. The rate of interest depends on the composition of internal and external funds in the utility money pool. The average interest rate for borrowing under the utility money pool for the year ended December 31, 2020, was 0.64% (2019 – 2.48%).
See Note 13 – Related-party Transactions for the amount of interest income and expense from the utility money pool agreement recorded by Ameren Missouri and Ameren Illinois for the years ended December 31, 2020, 2019, and 2018.
NOTE 5 – LONG-TERM DEBT AND EQUITY FINANCINGS
The following table presents long-term debt outstanding, including maturities due within one year, as of December 31, 2020 and 2019:

	2020	2019
Ameren (Parent):
2.70% Senior unsecured notes due 2020	$—	$350
2.50% Senior unsecured notes due 2024	450	450
3.65% Senior unsecured notes due 2026	350	350
3.50% Senior unsecured notes due 2031	800	—
Total long-term debt, gross	1,600	1,150
Less: Unamortized discount and premium	(2)	—
Less: Unamortized debt issuance costs	(10)	(6)
Less: Maturities due within one year	—	(350)
Long-term debt, net	$1,588	$794
Ameren Missouri:
Bonds and notes:
5.00% Senior secured notes due 2020(a)	—	85
1.60% 1992 Series bonds due 2022(b)	47	47
3.50% Senior secured notes due 2024(a)	350	350
2.95% Senior secured notes due 2027(a)	400	400
3.50% First mortgage bonds due 2029(d)	450	450
2.95% First mortgage bonds due 2030(d)	465	—
2.90% 1998 Series A bonds due 2033(b)	60	60
2.90% 1998 Series B bonds due 2033(b)	50	50
2.75% 1998 Series C bonds due 2033(b)	50	50
5.50% Senior secured notes due 2034(a)	184	184
5.30% Senior secured notes due 2037(a)	300	300
8.45% Senior secured notes due 2039(a)(c)	350	350
3.90% Senior secured notes due 2042(a)(c)	485	485
3.65% Senior secured notes due 2045(a)	400	400
4.00% First mortgage bonds due 2048(d)	425	425
3.25% First mortgage bonds due 2049(d)	330	330
2.625% First mortgage bonds due 2051 (green bonds)(d)	550	—
Finance obligations:
City of Bowling Green agreement (Peno Creek CT) due 2022(e)	16	23
Audrain County agreement (Audrain County CT) due 2023(e)	240	240
Total long-term debt, gross	5,152	4,229
Less: Unamortized discount and premium	(12)	(9)
Less: Unamortized debt issuance costs	(36)	(30)
Less: Maturities due within one year	(8)	(92)
Long-term debt, net	$5,096	$4,098

	2020	2019
Ameren Illinois:
Bonds and notes:
2.70% Senior secured notes due 2022(f)(g)	$400	$400
3.25% Senior secured notes due 2025(f)	300	300
6.125% Senior secured notes due 2028(f)	60	60
3.80% First mortgage bonds due 2028(h)	430	430
1.55% First mortgage bonds due 2030(h)	375	—
6.70% Senior secured notes due 2036(f)	61	61
6.70% Senior secured notes due 2036(f)	42	42
4.80% Senior secured notes due 2043(f)	280	280
4.30% Senior secured notes due 2044(f)	250	250
4.15% Senior secured notes due 2046(f)	490	490
3.70% First mortgage bonds due 2047(h)	500	500
4.50% First mortgage bonds due 2049(h)	500	500
3.25% First mortgage bonds due 2050(h)	300	300
Total long-term debt, gross	3,988	3,613
Less: Unamortized discount and premium	(6)	(4)
Less: Unamortized debt issuance costs	(36)	(34)
Long-term debt, net	$3,946	$3,575
ATXI:
3.43% Senior unsecured notes due 2050(i)	$450	$450
Total long-term debt, gross	450	450
Less: Unamortized debt issuance costs	(2)	(2)
Long-term debt, net	$448	$448
Ameren consolidated long-term debt, net	$11,078	$8,915
(a)These notes are collaterally secured by first mortgage bonds issued by Ameren Missouri under the Ameren Missouri mortgage indenture. The notes have a fall-away lien provision and will remain secured only as long as any first mortgage bonds issued under the Ameren Missouri mortgage indenture remain outstanding. Redemption, purchase, or maturity of all first mortgage bonds, including first mortgage bonds currently outstanding and any that may be issued in the future, would result in a release of the first mortgage bonds currently securing these notes, at which time these notes would become unsecured obligations. Considering the 2051 maturity of the 2.625% first mortgage bonds and the restrictions preventing a release date to occur that are attached to certain senior secured notes described in footnote (d) below, Ameren Missouri does not expect the first mortgage lien protection associated with these notes to fall away.
(b)These bonds are collaterally secured by first mortgage bonds issued by Ameren Missouri under the Ameren Missouri mortgage indenture and have a fall-away lien provision similar to that of Ameren Missouri’s senior secured notes.
(c)Ameren Missouri has agreed that so long as any of the 3.90% senior secured notes due 2042 are outstanding, Ameren Missouri will not permit a release date to occur, and so long as any of the 8.45% senior secured notes due 2039 are outstanding, Ameren Missouri will not optionally redeem, purchase, or otherwise retire in full the outstanding first mortgage bonds not subject to release provisions.
(d)These bonds are first mortgage bonds issued by Ameren Missouri under the Ameren Missouri bond indenture. They are secured by substantially all Ameren Missouri property and franchises.
(e)Payments due related to these financing obligations are paid to a trustee, which is authorized to utilize the cash only to pay equal amounts due to Ameren Missouri under related bonds issued by the city/county and held by Ameren Missouri. The timing and amounts of payments due from Ameren Missouri under the agreements are equal to the timing and amount of bond service payments due to Ameren Missouri, resulting in no net cash flow. The balance of both the financing obligations and the related investments in debt securities, recorded in “Other Assets,” was $256 million and $263 million, respectively, as of December 31, 2020 and 2019.
(f)These notes are collaterally secured by first mortgage bonds issued by Ameren Illinois under the Ameren Illinois mortgage indenture. The notes have a fall-away lien provision and will remain secured only as long as any first mortgage bonds issued under its mortgage indenture remain outstanding. Redemption, purchase, or maturity of all first mortgage bonds, including first mortgage bonds currently outstanding and any that may be issued in the future, would result in a release of the first mortgage bonds currently securing these notes, at which time these notes would become unsecured obligations. Considering the 2050 maturity date of the 3.25% first mortgage bonds, Ameren Illinois does not expect the first mortgage lien protection associated with these notes to fall away.
(g)Ameren Illinois has agreed that so long as any of the 2.70% senior secured notes due 2022 are outstanding, Ameren Illinois will not permit a release date to occur.
(h)These bonds are first mortgage bonds issued by Ameren Illinois under the Ameren Illinois mortgage indenture. They are secured by substantially all Ameren Illinois property and franchises.

(i)The following table presents the principal maturities schedule for the 3.43% senior notes due 2050:

Payment Date	Principal Payment
August 2022	$49.5
August 2024	49.5
August 2027	49.5
August 2030	49.5
August 2032	49.5
August 2038	49.5
August 2043	76.5
August 2050	76.5
Total	$450.0
The following table presents the aggregate maturities of long-term debt, including current maturities, at December 31, 2020:

	Ameren (parent)(a)	Ameren Missouri(a)	Ameren Illinois(a)	ATXI(a)	Ameren Consolidated(a)
2021	$—	$8	$—	$—	$8
2022	—	55	400	50	505
2023	—	240	—	—	240
2024	450	350	—	50	850
2025	—	—	300	—	300
Thereafter	1,150	4,499	3,288	350	9,287
Total	$1,600	$5,152	$3,988	$450	$11,190
(a)Excludes unamortized discount, unamortized premium, and debt issuance costs of $12 million, $48 million, $42 million, and $2 million at Ameren (parent), Ameren Missouri, Ameren Illinois, and ATXI, respectively.

All classes of Ameren Missouri’s and Ameren Illinois’ preferred stock are entitled to cumulative dividends, have voting rights, and are not subject to mandatory redemption. The preferred stock of Ameren’s subsidiaries is included in “Noncontrolling Interests” on Ameren’s consolidated balance sheet. The following table presents the outstanding preferred stock of Ameren Missouri and Ameren Illinois, which is redeemable at the option of the issuer, at the prices shown below as of December 31, 2020 and 2019:

	Shares Outstanding	Redemption Price (per share)		2020	2019
Ameren Missouri:
Without par value and stated value of $100 per share, 25 million shares authorized
$3.50 Series	130,000 shares	$110.00		$13	$13
$3.70 Series	40,000 shares	104.75		4	4
$4.00 Series	150,000 shares	105.625		15	15
$4.30 Series	40,000 shares	105.00		4	4
$4.50 Series	213,595 shares	110.00	(a)	21	21
$4.56 Series	200,000 shares	102.47		20	20
$4.75 Series	20,000 shares	102.176		2	2
$5.50 Series A	14,000 shares	110.00		1	1
Total				$80	$80
Ameren Illinois:
With par value of $100 per share, 2 million shares authorized
4.00% Series	144,275 shares	$101.00		$14	$14
4.08% Series	45,224 shares	103.00		5	5
4.20% Series	23,655 shares	104.00		2	2
4.25% Series	50,000 shares	102.00		5	5
4.26% Series	16,621 shares	103.00		2	2
4.42% Series	16,190 shares	103.00		2	2
4.70% Series	18,429 shares	104.30		2	2
4.90% Series	73,825 shares	102.00		7	7
4.92% Series	49,289 shares	103.50		5	5
5.16% Series	50,000 shares	102.00		5	5
6.625% Series	124,274 shares	100.00		12	12
7.75% Series	4,542 shares	100.00		1	1
Total				$62	$62
Total Ameren				$142	$142
(a)In the event of voluntary liquidation, $105.50.
Ameren has 100 million shares of $0.01 par value preferred stock authorized, with no such shares outstanding. Ameren Missouri has 7.5 million shares of $1 par value preference stock authorized, with no such shares outstanding. Ameren Illinois has 2.6 million shares of no par value preferred stock authorized, with no such shares outstanding.
Ameren
Under the DRPlus and its 401(k) plan, Ameren issued 0.7 million, 0.9 million, and 1.2 million shares of common stock in 2020, 2019, and 2018, respectively, and received proceeds of $51 million, $68 million, and $74 million for the respective years. In addition, Ameren issued 0.5 million, 0.8 million, and 0.7 million shares of common stock valued at $38 million, $54 million, and $35 million in 2020, 2019, 2018, respectively, for no cash consideration in connection with stock-based compensation.
In May 2020, Ameren filed a Form S-3 registration statement with the SEC, authorizing the offering of 4 million additional shares of its common stock under the DRPlus, which expires in May 2023. Shares of common stock sold under the DRPlus are, at Ameren’s option, newly issued shares, treasury shares, or shares purchased in the open market or in privately negotiated transactions.
In October 2020, Ameren, Ameren Missouri, and Ameren Illinois filed a Form S-3 shelf registration statement with the SEC, registering the issuance of an unspecified amount of certain types of securities. This registration statement expires in October 2023.
In October 2018, Ameren filed a Form S-8 registration statement with the SEC, authorizing the offering of 4 million additional shares of its common stock under its 401(k) plan. Shares of common stock issuable under the 401(k) plan are, at Ameren’s option, newly issued shares, treasury shares, or shares purchased in the open market or in privately negotiated transactions.
In August 2019, Ameren entered into a forward sale agreement with a counterparty relating to 7.5 million shares of common stock. In

December 2020, pursuant to the agreement terms, Ameren partially settled the forward sale agreement by physically delivering 5.9 million shares of common stock for cash proceeds of $425 million. In February 2021, Ameren settled the remainder of the forward sale agreement by physically delivering 1.6 million shares of common stock for cash proceeds of $113 million. The proceeds were used to fund a portion of Ameren Missouri’s wind generation investments. See Note 2 – Rate and Regulatory Matters for additional information about the wind generation facilities.
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
In October 2020, Ameren Missouri issued $550 million of 2.625% first mortgage bonds due March 2051, with interest payable semiannually on March 15 and September 15 of each year, beginning March 15, 2021. The bonds were issued as green bonds; therefore, the proceeds will be used for eligible green projects. Ameren Missouri received net proceeds of $543 million, which were used to partially finance the acquisition of two wind generation facilities. See Note 2 – Rate and Regulatory Matters for information about the wind generation facilities.
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
(a)Represents the variable interest rate of the bonds effective prior to the change in method of determining the interest rate.
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
For information on Ameren Missouri’s capital contributions, refer to Capital Contributions in Note 13 – Related-party Transactions.

Ameren Illinois
In November 2020, Ameren Illinois issued $375 million of 1.55% first mortgage bonds due November 2030, with interest payable semiannually on May 15 and November 15 of each year, beginning May 15, 2021. Ameren Illinois received net proceeds of $371 million, which were used to repay short-term debt.
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
For information on Ameren Illinois’ capital contributions, refer to Capital Contributions in Note 13 – Related-party Transactions.
Indenture Provisions and Other Covenants
Ameren Missouri’s and Ameren Illinois’ indentures and articles of incorporation include covenants and provisions related to issuances of first mortgage bonds and preferred stock. Ameren Missouri and Ameren Illinois are required to meet certain ratios to issue additional first mortgage bonds and preferred stock. A failure to achieve these ratios would not result in a default under these covenants and provisions but would restrict the companies’ ability to issue bonds or preferred stock. The following table summarizes the required and actual interest coverage ratios for interest charges, dividend coverage ratios, and bonds and preferred stock issuable as of December 31, 2020, at an assumed interest rate of 5% and dividend rate of 6%.

	Required Interest Coverage Ratio(a)	Actual Interest Coverage Ratio	Bonds Issuable(b)	Required Dividend Coverage Ratio(c)	Actual Dividend Coverage Ratio	Preferred Stock Issuable
Ameren Missouri	>2.0	3.4	$5,025	>2.5	128.5	$2,872
Ameren Illinois	>2.0	7.1	7,229	>1.5	3.3	203	(d)
(a)Coverage required on the annual interest charges on first mortgage bonds outstanding and to be issued. Coverage is not required in certain cases when additional first mortgage bonds are issued on the basis of retired bonds.
(b)Amount of bonds issuable based either on required coverage ratios or unfunded property additions, whichever is more restrictive. The amounts shown also include bonds issuable based on retired bond capacity of $2,442 million and $643 million at Ameren Missouri and Ameren Illinois, respectively.
(c)Coverage required on the annual dividend on preferred stock outstanding and to be issued, as required in the respective company’s articles of incorporation.
(d)Preferred stock issuable is restricted by the amount of preferred stock that is currently authorized by Ameren Illinois’ articles of incorporation.
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
Ameren Illinois’ articles of incorporation require dividend payments on its common stock to be based on ratios of common stock to total capitalization and other provisions related to certain operating expenses and accumulations of earned surplus. Ameren Illinois has made a commitment to the FERC to maintain a minimum 30% ratio of common stock equity to total capitalization. As of December 31, 2020, using the FERC-agreed upon calculation method, Ameren Illinois’ ratio of common stock equity to total capitalization was 54%.
ATXI’s note purchase agreement includes financial covenants that require ATXI not to permit at any time (1) debt to exceed 70% of total capitalization or (2) secured debt to exceed 10% of total assets.
At December 31, 2020, the Ameren Companies were in compliance with the provisions and covenants contained in their indentures and articles of incorporation, as applicable, and ATXI was in compliance with the provisions and covenants contained in its note purchase agreement. In order for the Ameren Companies to issue securities in the future, they will have to comply with all applicable requirements in effect at the time of any such issuances.

Off-Balance-Sheet Arrangements
At December 31, 2020, none of the Ameren Companies had any significant off-balance-sheet financing arrangements, other than the forward sale agreement relating to common stock, which was fully settled by mid-February 2021, and variable interest entities. See Note 1 – Summary of Significant Accounting Policies for further detail concerning variable interest entities.
NOTE 6 – OTHER INCOME, NET
The following table presents the components of “Other Income, Net” in the Ameren Companies’ statements of income for the years ended December 31, 2020, 2019, and 2018:

	2020		2019	2018
Ameren:
Other Income, Net
Allowance for equity funds used during construction	$32		$28	$36
Interest income on industrial development revenue bonds	25		25	26
Other interest income	4		8	7
Non-service cost components of net periodic benefit income (a)	116		90	70
Miscellaneous income	13		6	8
Donations	(25)	(b)	(12)	(33)
Miscellaneous expense	(14)		(15)	(12)
Total Other Income, Net	$151		$130	$102
Ameren Missouri:
Other Income, Net
Allowance for equity funds used during construction	$19		$19	$27
Interest income on industrial development revenue bonds	25		25	26
Other interest income	1		1	2
Non-service cost components of net periodic benefit income (a)	46		18	17
Miscellaneous income	4		5	4
Donations	(12)	(b)	(3)	(14)
Miscellaneous expense	(7)		(7)	(6)
Total Other Income, Net	$76		$58	$56
Ameren Illinois:
Other Income, Net
Allowance for equity funds used during construction	$13		$9	$9
Interest income	3		6	6
Non-service cost components of net periodic benefit income (a)	48		47	34
Miscellaneous income	6		3	3
Donations	(5)		(5)	(6)
Miscellaneous expense	(6)		(7)	(4)
Total Other Income, Net	$59		$53	$42
(a)For the years ended December 31, 2020, 2019, and 2018, the non-service cost components of net periodic benefit income were adjusted by amounts deferred of $(4) million, $29 million, and $17 million, respectively, due to a tracker for the difference between the level of such costs incurred by Ameren Missouri under GAAP and the level of such costs included in rates.
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
•actual cash outlays for the purchase of these commodities that differ from anticipated cash outlays; and
•actual off-system sales revenues that differ from anticipated revenues.
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
If we determine that a contract meets the definition of a derivative and is not eligible for the NPNS exception, we review the contract to determine whether the resulting gains or losses qualify for regulatory deferral. Derivative contracts that qualify for regulatory deferral are recorded at fair value, with changes in fair value recorded as regulatory assets or liabilities in the period in which the change occurs. We believe derivative losses and gains deferred as regulatory assets and liabilities are probable of recovery, or refund, through future rates charged to customers. Regulatory assets and liabilities are amortized to operating income as related losses and gains are reflected in rates charged to customers. Therefore, gains and losses on these derivatives have no effect on operating income. As of December 31, 2020 and 2019, all contracts that met the definition of a derivative and were not eligible for the NPNS exception received regulatory deferral. Cash flows for all derivative financial instruments are classified in cash flows from operating activities.
The following table presents open gross commodity contract volumes by commodity type for derivative assets and liabilities as of December 31, 2020 and 2019. As of December 31, 2020, these contracts extended through October 2023, March 2026, May 2032, and March 2023 for fuel oils, natural gas, power, and uranium, respectively.

	Quantity (in millions, except as indicated)
	2020			2019
Commodity	Ameren Missouri	Ameren Illinois	Ameren	Ameren Missouri	Ameren Illinois	Ameren
Fuel oils (in gallons)	43	—	43	58	—	58
Natural gas (in mmbtu)	33	114	147	20	136	156
Power (in MWhs)	6	7	13	5	7	12
Uranium (pounds in thousands)	365	—	365	565	—	565
The following table presents the carrying value and balance sheet location of all derivative commodity contracts, none of which were designated as hedging instruments, as of December 31, 2020 and 2019:

		2020			2019
Commodity	Balance Sheet Location	Ameren Missouri	Ameren Illinois	Ameren	Ameren Missouri	Ameren Illinois	Ameren
Fuel oils	Other current assets	$2	$—	$2	$4	$—	$4
	Other assets	—	—	—	2	—	2
Natural gas	Other current assets	1	8	9	—	3	3
	Other assets	2	2	4	—	1	1
Power	Other current assets	7	—	7	14	—	14
	Other assets	—	—	—	2	—	2
	Total assets	$12	$10	$22	$22	$4	$26
Fuel oils	Other current liabilities	$7	$—	$7	$4	$—	$4
	Other deferred credits and liabilities	2	—	2	3	—	3
Natural gas	Other current liabilities	1	1	2	1	12	13
	Other deferred credits and liabilities	—	1	1	1	6	7
Power	Other current liabilities	3	17	20	2	17	19
	Other deferred credits and liabilities	8	181	189	1	207	208
Uranium	Other deferred credits and liabilities	—	—	—	1	—	1
	Total liabilities	$21	$200	$221	$13	$242	$255
The Ameren Companies elect to present the fair value amounts of derivative assets and derivative liabilities subject to an enforceable master netting arrangement or similar agreement at the gross amounts on the balance sheet. However, if the gross amounts recognized on the balance sheet were netted with derivative instruments and cash collateral received or posted, the net amounts would not be materially different from the gross amounts at December 31, 2020 and 2019.

Credit Risk
In determining our concentrations of credit risk related to derivative instruments, we review our individual counterparties and categorize each counterparty into groupings according to the primary business in which each engages. As of December 31, 2020, if counterparty groups were to fail completely to perform on contracts, the Ameren Companies’ maximum exposure related to derivative assets would have been immaterial with or without consideration of the application of master netting arrangements or similar agreements and collateral held.
Certain of our derivative instruments contain collateral provisions tied to the Ameren Companies’ credit ratings. If our credit ratings were downgraded below investment grade, or if a counterparty with reasonable grounds for uncertainty regarding our ability to satisfy an obligation requested adequate assurance of performance, additional collateral postings might be required. The additional collateral required is the net liability position allowed under the master netting arrangements or similar agreements, assuming (1) the credit risk-related contingent features underlying these arrangements were triggered and (2) those counterparties with rights to do so requested collateral. As of December 31, 2020, the aggregate fair value of derivative instruments with credit risk-related contingent features in a gross liability position, the cash collateral posted, and the aggregate amount of additional collateral that counterparties could require were each immaterial to Ameren, Ameren Missouri, and Ameren Illinois.
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
We consider nonperformance risk in our valuation of derivative instruments by analyzing our own credit standing and the credit standing of our counterparties, and by considering any credit enhancements (e.g., collateral). Included in our valuation, and based on current market conditions, is a valuation adjustment for counterparty default derived from market data such as the price of credit default swaps, bond yields, and credit ratings. No material gains or losses related to valuation adjustments for counterparty default risk were recorded at Ameren, Ameren Missouri, or Ameren Illinois in 2020, 2019, or 2018. At December 31, 2020 and 2019, the counterparty default risk valuation adjustment related to derivative contracts was immaterial for Ameren, Ameren Missouri, and Ameren Illinois.
The following table sets forth, by level within the fair value hierarchy, our assets and liabilities measured at fair value on a recurring basis as of December 31, 2020 and 2019:

	December 31, 2020					December 31, 2019
	Level 1	Level 2	Level 3	Total		Level 1	Level 2	Level 3	Total
Assets:
Ameren Missouri
Derivative assets – commodity contracts:
Fuel oils	$—	$—	$2	$2		$—	$—	$6	$6
Natural gas	—	3	—	3		—	—	—	—
Power	2	—	5	7		—	2	14	16
Total derivative assets – commodity contracts	$2	$3	$7	$12		$—	$2	$20	$22
Nuclear decommissioning trust fund:
Equity securities:
U.S. large capitalization	$680	$—	$—	$680		$569	$—	$—	$569
Debt securities:
U.S. Treasury and agency securities	—	115	—	115		—	107	—	107
Corporate bonds	—	115	—	115		—	93	—	93
Other	—	67	—	67		—	73	—	73
Total nuclear decommissioning trust fund	$680	$297	$—	$977	(a)	$569	$273	$—	$842	(a)
Total Ameren Missouri	$682	$300	$7	$989		$569	$275	$20	$864
Ameren Illinois
Derivative assets – commodity contracts:
Natural gas	$—	$6	$4	$10		$—	$1	$3	$4
Ameren
Derivative assets – commodity contracts(b)	$2	$9	$11	$22		$—	$3	$23	$26
Nuclear decommissioning trust fund(c)	680	297	—	977	(a)	569	273	—	842	(a)
Total Ameren	$682	$306	$11	$999		$569	$276	$23	$868
Liabilities:
Ameren Missouri
Derivative liabilities – commodity contracts:
Fuel oils	$6	$—	$3	$9		$1	$—	$6	$7
Natural gas	—	1	—	1		—	2	—	2
Power	8	—	3	11		—	2	1	3
Uranium	—	—	—	—		—	—	1	1
Total Ameren Missouri	$14	$1	$6	$21		$1	$4	$8	$13
Ameren Illinois
Derivative liabilities – commodity contracts:
Natural gas	$—	$1	$1	$2		$3	$12	$3	$18
Power	—	—	198	198		—	—	224	224
Total Ameren Illinois	$—	$1	$199	$200		$3	$12	$227	$242
Ameren
Derivative liabilities – commodity contracts(b)	$14	$2	$205	$221		$4	$16	$235	$255
(a)Balance excludes $5 million and $5 million of cash and cash equivalents, receivables, payables, and accrued income, net for December 31, 2020 and 2019, respectively.

(b)See the Ameren Missouri and Ameren Illinois sections of the table for a breakout of the fair value of Ameren’s derivative assets and liabilities by type of commodity.
(c)See the Ameren Missouri section of the table for a breakout of Ameren’s nuclear decommissioning trust fund by investment type.
See Note 10 – Retirement Benefits for tables that set forth, by level within the fair value hierarchy, Ameren’s pension and postretirement plan assets as of December 31, 2020 and 2019.
Level 3 fuel oils, natural gas and uranium derivative contract assets and liabilities measured at fair value on a recurring basis were immaterial for all periods presented. The following table presents the fair value reconciliation of Level 3 power derivative contract assets and liabilities measured at fair value on a recurring basis for the years ended December 31, 2020 and 2019:

	2020			2019
	Ameren Missouri	Ameren Illinois	Ameren	Ameren Missouri	Ameren Illinois	Ameren
Beginning balance at January 1	$13	$(224)	$(211)	$—	$(183)	$(183)
Realized and unrealized gains (losses) included in regulatory assets/liabilities	15	8	23	23	(56)	(33)
Settlements	(26)	18	(8)	(7)	15	8
Transfers out of Level 3	—	—	—	(3)	—	(3)
Ending balance at December 31	$2	$(198)	$(196)	$13	$(224)	$(211)
Change in unrealized gains (losses) related to assets/liabilities held at December 31	$1	$9	$10	$12	$(54)	$(42)
All gains or losses related to our Level 3 derivative commodity contracts are expected to be recovered or returned through customer rates; therefore, there is no impact to either net income or other comprehensive income resulting from changes in the fair value of these instruments.
The following table describes the valuation techniques and significant unobservable inputs utilized for the fair value of our Level 3 power derivative contract assets and liabilities as of December 31, 2020 and 2019:

		Fair Value					Weighted Average(b)
	Commodity	Assets	Liabilities	Valuation Technique(s)	Unobservable Input(a)	Range
2020	Power(c)	$5	$(201)	Discounted cash flow	Average forward peak and off-peak pricing – forwards/swaps ($/MWh)	23 – 37	29
					Nodal basis ($/MWh)	(6) – 0	(2)
					Trend rate (%)	2 – 6	3
2019	Power(d)	$14	$(225)	Discounted cash flow	Average forward peak and off-peak pricing – forwards/swaps ($/MWh)	22 – 34	25
					Nodal basis ($/MWh)	(6) – 0	(2)
					Trend rate (%)	(1) – 0	0
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

The following table sets forth, by level within the fair value hierarchy, the carrying amount and fair value of financial assets and liabilities disclosed, but not carried, at fair value as of December 31, 2020 and 2019:

	Carrying Amount		Fair Value
			Level 1	Level 2	Level 3		Total
Ameren:	December 31, 2020
Cash, cash equivalents, and restricted cash	$301		$301	$—	$—		$301
Investments in industrial development revenue bonds(a)	256		—	256	—		256
Short-term debt	490		—	490	—		490
Long-term debt (including current portion)(a)	11,086	(b)	—	12,778	537	(c)	13,315
Ameren Missouri:
Cash, cash equivalents, and restricted cash	$145		$145	$—	$—		$145
Advances to money pool	139		—	139	—		139
Investments in industrial development revenue bonds(a)	256		—	256	—		256
Long-term debt (including current portion)(a)	5,104	(b)	—	6,160	—		6,160
Ameren Illinois:
Cash, cash equivalents, and restricted cash	$147		$147	$—	$—		$147
Borrowings from money pool	19		—	19	—		19
Long-term debt (including current portion)	3,946	(b)	—	4,822	—		4,822
	December 31, 2019
Ameren:
Cash, cash equivalents, and restricted cash	$176		$176	$—	$—		$176
Investments in industrial development revenue bonds(a)	263		—	263	—		263
Short-term debt	440		—	440	—		440
Long-term debt (including current portion)(a)	9,357	(b)	—	9,957	484	(c)	10,441
Ameren Missouri:
Cash, cash equivalents, and restricted cash	$39		$39	$—	$—		$39
Investments in industrial development revenue bonds(a)	263		—	263	—		263
Short-term debt	234		—	234	—		234
Long-term debt (including current portion)(a)	4,190	(b)	—	4,772	—		4,772
Ameren Illinois:
Cash, cash equivalents, and restricted cash	$125		$125	$—	$—		$125
Short-term debt	53		—	53	—		53
Long-term debt (including current portion)	3,575	(b)	—	4,019	—		4,019
(a)Ameren and Ameren Missouri have investments in industrial development revenue bonds, classified as held-to-maturity and recorded in “Other Assets,” that are equal to the finance obligations for the Peno Creek and Audrain CT energy centers. As of December 31, 2020 and 2019, the carrying amount of both the investments in industrial development revenue bonds and the finance obligations approximated fair value.
(b)Included unamortized debt issuance costs, which were excluded from the fair value measurement, of $84 million, $36 million, and $36 million for Ameren, Ameren Missouri, and Ameren Illinois, respectively, as of December 31, 2020. Included unamortized debt issuance costs, which were excluded from the fair value measurement, of $72 million, $30 million, and $34 million for Ameren, Ameren Missouri, and Ameren Illinois, respectively, as of December 31, 2019.
(c)The Level 3 fair value amount consists of ATXI’s senior unsecured notes.
NOTE 9 – CALLAWAY ENERGY CENTER
Maintenance Outage
During its return to full power after the completion of the last refueling and maintenance outage in late December 2020, the Callaway Energy Center experienced a non-nuclear operating issue related to its generator. A thorough investigation of this matter was conducted. Work has begun to replace certain key components of the generator in order to return the energy center to service. Ameren Missouri expects generator repairs of $65 million, which are expected to be largely capital expenditures. Due to the long lead time for the manufacture, repair, and installation of the components, the energy center is expected to return to service in late June or early July 2021. Ameren Missouri will evaluate all of its options for losses, including the applicability of insurance coverages. See below for additional information about Ameren Missouri’s insurance coverage for the Callaway Energy Center.
Spent Nuclear Fuel
Under the Nuclear Waste Policy Act of 1982, as amended, the DOE is responsible for disposing of spent nuclear fuel from the Callaway Energy Center and other commercial nuclear energy centers. As required by the act, Ameren Missouri and other utilities have entered into standard contracts with the DOE, which stated that the DOE would begin to dispose of spent nuclear fuel by 1998. However, the DOE failed to fulfill its disposal obligations, and Ameren Missouri and other nuclear energy center owners sued the DOE to recover costs incurred for ongoing storage of their spent fuel. Ameren Missouri’s lawsuit against the DOE resulted in a settlement agreement that provides for annual reimbursement of additional spent fuel storage and related costs. Ameren Missouri received immaterial reimbursements from the DOE in the years ended December 31, 2020, 2019, and 2018. Ameren Missouri will continue to apply for reimbursement from the DOE for allowable costs associated with the ongoing storage of spent fuel. The DOE’s delay in carrying out its obligation to dispose of spent nuclear fuel from the Callaway Energy Center is not expected to adversely affect the continued operations of the energy center.
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
Ameren and Ameren Missouri have classified the investments in debt and equity securities that are held in the nuclear decommissioning trust fund as available for sale, and have recorded all such investments at their fair market value at December 31, 2020 and 2019. Investments in the nuclear decommissioning trust fund have a target allocation of 60% to 70% in equity securities, with the balance invested in debt securities.
The fair value of the trust fund for Ameren Missouri’s Callaway Energy Center is reported as “Nuclear decommissioning trust fund” in Ameren’s and Ameren Missouri’s balance sheets. This amount is legally restricted and may be used only to fund the costs of nuclear decommissioning. Changes in the fair value of the trust fund are recorded as an increase or decrease to the nuclear decommissioning trust fund, with an offsetting adjustment to the regulatory liability related to AROs. This reporting is consistent with the method used to account for the decommissioning costs recovered in rates. See Note 2 – Rate and Regulatory Matters for the regulatory liability recorded at December 31, 2020. If the assumed return on trust assets is not earned, Ameren Missouri believes that it is probable that any additional funding requirements resulting from such earnings deficiency will be recovered in customer rates.
The following table presents proceeds from the sale and maturities of investments in Ameren Missouri’s nuclear decommissioning trust fund and the gross realized gains and losses resulting from those sales for the years ended December 31, 2020, 2019, and 2018:

	2020	2019	2018
Proceeds from sales and maturities	$183	$260	$299
Gross realized gains	10	10	18
Gross realized losses	3	2	5
The following table presents the cost and fair value of investments in debt and equity securities in Ameren’s and Ameren Missouri’s nuclear decommissioning trust fund at December 31, 2020 and December 31, 2019:

Security Type	Cost	Gross Unrealized Gain	Gross Unrealized Loss	Fair Value
2020
Debt securities	$272	$25	$—	$297
Equity securities	198	491	9	680
Cash and cash equivalents	4	—	—	4
Other(a)	1	—	—	1
Total	$475	$516	$9	$982
2019
Debt securities	$262	$11	$—	$273
Equity securities	183	393	7	569
Cash and cash equivalents	26	—	—	26
Other(a)	(21)	—	—	(21)
Total	$450	$404	$7	$847
(a)Represents net receivables and payables relating to pending securities sales, interest, and securities purchases.

The following table presents the costs and fair values of investments in debt securities in Ameren’s and Ameren Missouri’s nuclear decommissioning trust fund according to their contractual maturities at December 31, 2020:

	Cost	Fair Value
Less than 5 years	$120	$123
5 years to 10 years	69	75
Due after 10 years	83	99
Total	$272	$297
Insurance
The following table presents insurance coverage at Ameren Missouri’s Callaway Energy Center at December 31, 2020:

Type and Source of Coverage	Most Recent Renewal Date	Maximum Coverages		Maximum Assessments for Single Incidents
Public liability and nuclear worker liability:
American Nuclear Insurers	January 1, 2021	$450		$—
Pool participation	(a)	13,348	(a)	138	(b)
		$13,798	(c)	$138
Property damage:
NEIL and EMANI	April 1, 2020	$3,200	(d)	$25	(e)
Replacement power:
NEIL	April 1, 2020	$490	(f)	$7	(e)
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
NOTE 10 – RETIREMENT BENEFITS
The primary objective of the Ameren pension and postretirement benefit plans is to provide eligible employees with pension and postretirement health care and life insurance benefits. Ameren has defined benefit pension plans covering substantially all of its employees and has a postretirement benefit plan covering non-union employees hired before October 2015 and union employees hired before January 2020. Ameren Missouri and Ameren Illinois each participate in Ameren’s single-employer pension and other postretirement plans. All non-union employees participate in a cash balance pension plan. Ameren Missouri union employees hired after July 1, 2013, and Ameren Illinois union employees hired after October 15, 2012, participate in a cash balance pension plan. Ameren uses a measurement date of December 31 for its pension and postretirement benefit plans. Ameren’s qualified pension plan is the Ameren Retirement Plan. Ameren’s other postretirement plan is the Ameren Retiree Welfare Benefit Plan. Ameren also has an unfunded nonqualified pension plan, the Ameren

Supplemental Retirement Plan, which is available to provide certain management employees and retirees with a supplemental benefit when their qualified pension plan benefits are capped in compliance with Internal Revenue Code limitations. Only Ameren subsidiaries participate in the plans listed above.
Ameren’s pension and other postretirement benefit plans were overfunded by $249 million in the aggregate as of December 31, 2020. Ameren’s total unfunded obligation under its pension and other postretirement benefit plans was $216 million as of December 31, 2019. These net assets and liabilities are recorded in “Other assets,” “Other current liabilities,” and “Pension and other postretirement benefits” on Ameren’s consolidated balance sheet. The increase in the overfunded pension and postretirement benefit plans during 2020 was primarily the result of an increase in the return on plan assets of the pension and postretirement trusts offset by a 75 basis point decrease in the pension and other postretirement benefit plan discount rates used to determine the present value of the obligation. The overfunded pension and other postretirement benefit plans also resulted in regulatory liabilities on Ameren’s, Ameren Missouri’s, and Ameren Illinois’ balance sheets.
The following table presents the net benefit liability/(asset) recorded on the balance sheets as of December 31, 2020 and December 31, 2019:

	2020	2019
Ameren(a)	$(249)	$216
Ameren Missouri(a)	(25)	142
Ameren Illinois(a)	(210)	(16)
(a)Assets associated with pension and other postretirement benefits are recorded in “Other assets” on the balance sheet.

Ameren recognizes the overfunded and underfunded status of its pension and postretirement plans as an asset or a liability on its consolidated balance sheet, with offsetting entries to accumulated OCI and regulatory assets or liabilities. The following table presents the funded status of Ameren’s pension and postretirement benefit plans as of December 31, 2020 and December 31, 2019. It also provides the amounts included in regulatory assets or liabilities and accumulated OCI at December 31, 2020 and December 31, 2019, that have not been recognized in net periodic benefit costs.

	2020			2019
	Pension Benefits		Postretirement Benefits	Pension Benefits		Postretirement Benefits
Accumulated benefit obligation at end of year	$5,213	$	(a)	$4,735	$	(a)
Change in benefit obligation:
Net benefit obligation at beginning of year	$4,967		$1,110	$4,459		$1,034
Service cost	110		19	88		18
Interest cost	174		39	187		43
Plan amendments	—		—	—		2
Participant contributions	—		8	—		8
Actuarial loss	508		91	469		69
Benefits paid	(249)		(63)	(236)		(64)
Net benefit obligation at end of year	5,510		1,204	4,967		1,110
Change in plan assets:
Fair value of plan assets at beginning of year	4,564		1,297	3,899		1,113
Actual return on plan assets	1,143		209	878		237
Employer contributions	52		2	23		3
Participant contributions	—		8	—		8
Benefits paid	(249)		(63)	(236)		(64)
Fair value of plan assets at end of year	5,510		1,453	4,564		1,297
Funded status – deficiency (surplus)	—		(249)	403		(187)
Accrued benefit cost (asset) at December 31	$—		$(249)	$403		$(187)
Amounts recognized in the balance sheet consist of:
Noncurrent asset(b)	$(39)		$(249)	$—		$(187)
Current liability(c)	2		—	2		—
Noncurrent liability	37		—	401		—
Net liability (asset) recognized	$—		$(249)	$403		$(187)
Amounts recognized in regulatory assets or liabilities consist of:
Net actuarial (gain) loss	$(138)		$(200)	$244		$(170)
Prior service credit	—		(37)	—		(41)
Amounts recognized in accumulated OCI (pretax) consist of:
Net actuarial loss	5		6	26		4
Total	$(133)		$(231)	$270		$(207)
(a)Not applicable.
(b)Included in “Other assets” on Ameren’s consolidated balance sheet.
(c)Included in “Other current liabilities” on Ameren’s consolidated balance sheet.
The following table presents the assumptions used to determine our benefit obligations at December 31, 2020 and 2019:

	Pension Benefits		Postretirement Benefits
	2020	2019	2020	2019
Discount rate at measurement date	2.75%	3.50%	2.75%	3.50%
Increase in future compensation	3.50	3.50	3.50	3.50
Cash balance pension plan interest crediting rate	5.00	5.00	(a)	(a)
Medical cost trend rate (initial)(b)	(a)	(a)	5.00	5.00
Medical cost trend rate (ultimate)(b)	(a)	(a)	5.00	5.00
(a)Not applicable.
(b)Initial and ultimate medical cost trend rate for certain Medicare-eligible participants is 3.00%.
Ameren determines discount rate assumptions by identifying a theoretical settlement portfolio of high-quality corporate bonds sufficient to provide for a plan’s projected benefit payments. The settlement portfolio of bonds is selected from a pool of more than 830 high-quality corporate bonds. A single discount rate is then determined; that rate results in a discounted value of the plan’s benefit payments that equates to the market value of the selected bonds. During 2020, Ameren adopted the updated Society of Actuaries mortality table and adopted the Society of Actuaries 2020 Mortality Improvement Scale. The updated mortality table reflects lower life expectancy in aggregate compared with the 2019 Society of Actuaries mortality table. The updated improvement scale assumes a lower rate of mortality improvement, compared with the 2019 Mortality Improvement Scale. The impact of the adoption of the table and the scale results in a decrease to our pension and other postretirement benefit obligations.
Funding
Pension benefits are based on the employees’ years of service, age, and compensation. Ameren’s pension plans are funded in compliance with income tax regulations, federal funding, and other regulatory requirements. As a result, Ameren expects to fund its pension plan at a level equal to the greater of the pension cost or the legally required minimum contribution. Based on its assumptions at December 31, 2020, its investment performance in 2020, and its pension funding policy, Ameren expects to make aggregate contributions of $60 million over the next five years. Ameren Missouri and Ameren Illinois estimate that their portion of the future funding requirements will be 30% and 60%, respectively. These estimates may change based on actual investment performance, changes in interest rates, changes in our assumptions, changes in government regulations, and any voluntary contributions. Our funding policy for postretirement benefits is primarily to fund the Voluntary Employee Beneficiary Association (VEBA) trusts to match the annual postretirement expense.
The following table presents the cash contributions made to our defined benefit retirement plans and to our postretirement plan during 2020, 2019, and 2018:

	Pension Benefits			Postretirement Benefits
	2020	2019	2018	2020	2019	2018
Ameren Missouri	$17	$3	$18	$1	$1	$1
Ameren Illinois	27	19	35	1	1	1
Other	8	1	7	—	1	—
Ameren	$52	$23	$60	$2	$3	$2
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
The expected return on plan assets assumption is based on historical and projected rates of return for current and planned asset classes in the investment portfolio. Projected rates of return for each asset class were estimated after an analysis of historical experience, future expectations, and the volatility of the various asset classes. After considering the target asset allocation for each asset class, we adjusted the overall expected rate of return for the portfolio for historical and expected experience of active portfolio management results compared with benchmark returns and for the effect of expenses paid from plan assets. Ameren will use an expected return on plan assets for its pension and postretirement plan assets of 6.50% in 2021.
Ameren’s investment committee strives to assemble a portfolio of diversified assets that does not create a significant concentration of risks. The investment committee develops asset allocation guidelines between asset classes, and it creates diversification through investments in assets that differ by type (equity, debt, real estate), duration, market capitalization, country, style (growth or value), and industry, among other factors. The diversification of assets is displayed in the target allocation table below. The investment committee also routinely rebalances the plan assets to adhere to the diversification goals. The investment committee’s strategy reduces the concentration of investment risk; however, Ameren is still subject to overall market risk.
Effective January 2020, Ameren’s investment committee developed and implemented a liability hedging investment strategy for its qualified pension plans designed to reduce interest rate risk as part of an objective for its long-term investment strategy. The plan invests in derivative instruments mainly consisting of interest rate futures intended to extend the duration of the pension plan assets so that the assets are more closely aligned with the duration of the liabilities. In addition, part of Ameren’s investment strategy includes participation in a securities lending program, which allows it to lend eligible securities to third party borrowers. All loans are collateralized by at least 102% of the loaned asset’s market value and the collateral is invested in the form of cash, government obligations, and U.S. agency obligations.

Ameren’s fair value of securities loaned was $365 million and $246 million as of December 31, 2020, and 2019, respectively. Cash and securities obtained as collateral exceeded the fair value of the securities loaned as of December 31, 2020 and 2019.
The following table presents our target allocations for 2021 and our pension and postretirement plans’ asset categories as of December 31, 2020 and 2019:

Asset Category	Target Allocation 2020	Percentage of Plan Assets at December 31,
		2020	2019
Pension Plan:
Cash and cash equivalents	0% – 5%	1%	3%
Equity securities:
U.S. large-capitalization	21% – 31%	26%	27%
U.S. small- and mid-capitalization	3% – 13%	9%	7%
International	9% – 19%	15%	14%
Global	3% – 13%	9%	9%
Total equity	51% – 61%	59%	57%
Debt securities	35% – 45%	36%	36%
Real estate	0% – 9%	4%	4%
Private equity	0% – 5%	(a)	(a)
Total		100%	100%
Postretirement Plans:
Cash and cash equivalents	0% – 7%	3%	1%
Equity securities:
U.S. large-capitalization	23% – 33%	31%	31%
U.S. small- and mid-capitalization	3% – 13%	8%	9%
International	9% – 19%	15%	14%
Global	5% – 15%	10%	11%
Total equity	55% – 65%	64%	65%
Debt securities	33% – 43%	33%	34%
Total		100%	100%
(a)Less than 1% of plan assets.
In general, the United States large-capitalization equity investments are passively managed or indexed, whereas the international, global, United States small-capitalization, and United States mid-capitalization equity investments are actively managed by investment managers. Debt securities include a broad range of fixed-income vehicles. Debt security investments in high-yield securities and non-United-States-dollar-denominated securities are owned by the plans, but in limited quantities to reduce risk. Most of the debt security investments are under active management by investment managers. Real estate investments include private real estate vehicles; however, Ameren does not, by policy, hold direct investments in real estate property. In addition to the derivative investments included in the liability hedging investment strategy described above, Ameren’s investment committee also allows investment managers to use derivatives, such as index futures, foreign exchange futures, and options, in certain situations to increase or to reduce market exposure in an efficient and timely manner.
Fair Value Measurements of Plan Assets
Investments in the pension and postretirement benefit plans were stated at fair value as of December 31, 2020. The fair value of an asset is the amount that would be received upon its sale in an orderly transaction between market participants at the measurement date. Cash and cash equivalents have initial maturities of three months or less and are recorded at cost plus accrued interest. Investments traded in active markets on national or international securities exchanges are valued at closing prices on the measurement date or, if that is not a business day, on the last business day before that date. Securities traded in over-the-counter markets are valued by quoted market prices, broker or dealer quotations, or alternative pricing sources with reasonable levels of price transparency. Investments measured under NAV as a practical expedient are based on the fair values of the underlying assets provided by the funds and their administrators. The fair value of real estate investments is based on NAV; it is determined by annual appraisal reports prepared by an independent real estate appraiser. Investments measured at NAV often provide for daily, monthly, or quarterly redemptions with 60 or less days of notice depending on the fund. For some funds, redemption may also require approval from the fund’s board of directors. Derivative contracts are valued at fair value, as determined by the investment managers (or independent third parties on behalf of the investment managers), who use proprietary models and take into consideration exchange quotations on underlying instruments, dealer quotations, and other market information.

The following table sets forth, by level within the fair value hierarchy discussed in Note 8 – Fair Value Measurements, the pension plans’ assets measured at fair value and NAV as of December 31, 2020 and 2019:

	December 31, 2020				December 31, 2019
	Level 1	Level 2	NAV	Total	Level 1	Level 2	NAV	Total
Cash and cash equivalents	$—	$—	$145	$145	$—	$—	$139	$139
Equity securities:
U.S. large-capitalization	—	—	1,511	1,511	—	—	1,253	1,253
U.S. small- and mid-capitalization	513	—	—	513	344	—	—	344
International	375	—	492	867	296	—	363	659
Global	—	—	546	546	—	—	407	407
Debt securities:
Corporate bonds	—	506	17	523	—	597	13	610
Municipal bonds	—	50	—	50	—	75	—	75
U.S. Treasury and agency securities	3	1,325	—	1,328	5	1,010	—	1,015
Other	(5)	8	—	3	—	8	—	8
Real estate	—	—	208	208	—	—	211	211
Private equity	—	—	2	2	—	—	2	2
Total	$886	$1,889	$2,921	$5,696	$645	$1,690	$2,388	$4,723
Less: Medical benefit assets(a)				(219)				(176)
Plus: Net receivables(b)				33				17
Fair value of pension plans’ assets				$5,510				$4,564
(a)Medical benefit (health and welfare) component for accounts maintained in accordance with Section 401(h) of the Internal Revenue Code to fund a portion of the postretirement obligation.
(b)Receivables related to pending securities sales, offset by payables related to pending securities purchases.
The following table sets forth, by level within the fair value hierarchy discussed in Note 8 – Fair Value Measurements, the postretirement benefit plans’ assets measured at fair value and NAV as of December 31, 2020 and 2019:

	December 31, 2020				December 31, 2019
	Level 1	Level 2	NAV	Total	Level 1	Level 2	NAV	Total
Cash and cash equivalents	$38	$—	$—	$38	$12	$—	$—	$12
Equity securities:
U.S. large-capitalization	279	—	107	386	238	—	112	350
U.S. small- and mid-capitalization	104	—	—	104	93	—	—	93
International	75	—	107	182	59	—	102	161
Global	—	—	120	120	—	—	120	120
Debt securities:
Municipal bonds	—	106	—	106	—	107	—	107
Other	—	—	295	295	—	—	277	277
Total	$496	$106	$629	$1,231	$402	$107	$611	$1,120
Plus: Medical benefit assets(a)				219				176
Plus: Net receivables(b)				3				1
Fair value of postretirement benefit plans’ assets				$1,453				$1,297
(a)Medical benefit (health and welfare) component for accounts maintained in accordance with Section 401(h) of the Internal Revenue Code to fund a portion of the postretirement obligation. These 401(h) assets are included in the pension plan assets shown above.
(b)Receivables related to pending securities sales, offset by payables related to pending securities purchases.

Net Periodic Benefit Cost
The following table presents the components of the net periodic benefit cost of Ameren’s pension and postretirement benefit plans during 2020, 2019, and 2018:

	Pension Benefits			Postretirement Benefits
	2020	2019	2018	2020	2019	2018
Service cost(a)	$110	$88	$100	$19	$18	$21
Non-service cost components:
Interest cost	174	187	169	39	43	40
Expected return on plan assets	(291)	(276)	(276)	(80)	(77)	(77)
Amortization of:
Prior service credit	(1)	(1)	(1)	(4)	(5)	(4)
Actuarial (gain) loss	60	25	68	(9)	(15)	(6)
Total non-service cost components(b)	$(58)	$(65)	$(40)	$(54)	$(54)	$(47)
Net periodic benefit cost (income)	$52	$23	$60	$(35)	$(36)	$(26)
(a)    Service cost, net of capitalization, is reflected in “Operating Expenses - Other operations and maintenance” on Ameren’s statement of income.
(b)    Non-service cost components are reflected in “Other Income, Net” on Ameren’s consolidated statement of income. See Note 6 – Other Income, Net for additional information.
The Ameren Companies are responsible for their share of the pension and postretirement benefit costs. The following table presents the pension costs and the postretirement benefit costs incurred for the years ended December 31, 2020, 2019, and 2018:

	Pension Costs			Postretirement Costs
	2020	2019	2018	2020	2019	2018
Ameren Missouri(a)	$22	$5	$22	$(5)	$(6)	$(1)
Ameren Illinois	32	20	39	(31)	(30)	(25)
Other	(2)	(2)	(1)	1	—	—
Ameren	$52	$23	$60	$(35)	$(36)	$(26)
(a)Does not include the impact of the tracker for the difference between the level of pension and postretirement benefit costs incurred by Ameren Missouri and the level of such costs included in customer rates.
The expected pension and postretirement benefit payments from qualified trust and company funds, which reflect expected future service, as of December 31, 2020, are as follows:

	Pension Benefits		Postretirement Benefits
	Paid from Qualified Trust Funds	Paid from Company Funds	Paid from Qualified Trust Funds	Paid from Company Funds
2021	$260	$2	$58	$2
2022	267	2	60	2
2023	274	3	61	2
2024	278	3	62	2
2025	283	3	61	2
2026 – 2030	1,454	12	303	11
The following table presents the assumptions used to determine net periodic benefit cost for our pension and postretirement benefit plans for the years ended December 31, 2020, 2019, and 2018:

	Pension Benefits			Postretirement Benefits
	2020	2019	2018	2020	2019	2018
Discount rate at measurement date	3.50%	4.25%	3.50%	3.50%	4.25%	3.50%
Expected return on plan assets	7.00	7.00	7.00	7.00	7.00	7.00
Increase in future compensation	3.50	3.50	3.50	3.50	3.50	3.50
Cash balance pension plan interest crediting rate	5.00	5.00	5.00	(a)	(a)	(a)
Medical cost trend rate (initial)(b)	(a)	(a)	(a)	5.00	5.00	5.00
Medical cost trend rate (ultimate)(b)	(a)	(a)	(a)	5.00	5.00	5.00
(a)Not applicable.
(b)Initial and ultimate medical cost trend rate for certain Medicare-eligible participants is 3.00%.

The table below reflects the sensitivity of Ameren’s plans to potential changes in key assumptions for the year ended December 31, 2020:

	Pension Benefits			Postretirement Benefits
	Service Cost and Interest Cost	Expected Return on Assets	Projected Benefit Obligation	Service Cost and Interest Cost	Expected Return on Assets	Postretirement Benefit Obligation
0.25% decrease in discount rate	$(1)	$—	$195	$—	$—	$42
0.25% decrease in return on assets	—	10	—	—	3	—
0.25% increase in future compensation	2	—	20	—	—	—
Other
Ameren sponsors a 401(k) plan for eligible employees. The Ameren 401(k) plan covered all eligible Ameren employees at December 31, 2020. The plan allows employees to contribute a portion of their compensation in accordance with specific guidelines. Ameren matches a percentage of the employee contributions up to certain limits. The following table presents the portion of the matching contribution to the Ameren 401(k) plan attributable to each of the Ameren Companies for the years ended December 31, 2020, 2019, and 2018:

	2020	2019	2018
Ameren Missouri	$20	$19	$17
Ameren Illinois	17	16	15
Other	1	—	1
Ameren	$38	$35	$33
NOTE 11 – STOCK-BASED COMPENSATION
The 2014 Omnibus Incentive Compensation Plan is Ameren’s long-term stock-based compensation plan for eligible employees and directors. It provides for a maximum of 8 million common shares to be available for grant to eligible employees and directors. At December 31, 2020, there were 2.3 million common shares remaining for grant. Awards may be stock options, stock appreciation rights, restricted stock, restricted stock units, performance shares, performance share units, cash-based awards, and other stock-based awards. Ameren used newly issued shares to fulfill its stock-based compensation obligations for 2020, 2019, and 2018, and intends to use newly issued shares to fulfill its stock-based compensation obligations for 2021.
The following table summarizes Ameren’s nonvested performance share unit and restricted stock unit activity for the year ended December 31, 2020:

	Performance Share Units – Market Condition(a)		Performance Share Units – Performance Condition(b)		Restricted Stock Units
	Share Units	Weighted-average Fair Value per Share Unit	Shares	Weighted-average Fair Value per Share Unit	Stock Units	Weighted-average Fair Value per Stock Unit
Nonvested at January 1, 2020(c)	539,877	$63.79	—	$—	220,277	$61.13
Granted(d)	267,154	82.49	43,052	76.69	173,571	76.91
Forfeitures	(16,303)	73.42	(1,155)	76.80	(7,507)	69.89
Vested and undistributed(e)	(178,802)	69.87	(7,607)	76.78	(80,180)	66.72
Vested and distributed	(147,787)	59.16	—	—	(2,466)	54.30
Performance share adjustment	—	—	(2,394)	76.66	—	—
Nonvested at December 31, 2020(f)	464,139	$73.34	31,896	$76.66	303,695	$68.52
(a)The exact number of shares issued pursuant to a share unit varies from 0% to 200% of the target award, depending on actual company performance relative to the specified market conditions. Compensation cost on nonforfeited awards is recognized regardless of whether Ameren achieves the specified market conditions.
(b)The exact number of shares issued pursuant to a share unit varies from 0% to 200% of the target award, depending on actual company performance relative to the performance goals. Compensation cost is recognized ratably over the requisite service period only for awards for which it is probable that the performance condition will be satisfied. The performance share adjustment represents the change in the probability that a performance condition will be satisfied.
(c)Does not include 503,283 performance share units for market performance and 79,854 restricted stock units that were vested and undistributed.
(d)In September 2020, certain executive officers were granted an additional 37,104 restricted stock units with a grant date fair value of $3 million, which will vest after three years on September 17, 2023. The awards do not provide for pro rata vesting in connection with the executive officer’s retirement.
(e)Vested and undistributed units are awards that vest on a pro-rata basis due to attainment of retirement eligibility by certain employees, but have not yet been distributed. For vested and undistributed performance share units, the number of shares issued for retirement-eligible employees will vary depending on actual performance over the three-year performance period.
(f)Does not include 366,243 of performance share units for market performance, 7,607 of performance share units based on the achievement of renewable generation and energy storage installation targets, and 160,034 of restricted stock units that were vested and undistributed.

Performance Share Units – Market Condition
A market condition performance share unit vests and entitles an employee to receive shares of Ameren common stock (plus accumulated dividends) if, at the end of the three-year performance period, certain specified market conditions have been met and if the individual remains employed by Ameren through the required vesting period. The vesting period for share units awarded extends beyond the three-year performance period to the payout date, which is approximately 38 months after the grant date. In the event of a participant’s death or retirement at age 55 or older with five years or more of service, awards vest on a pro-rata basis over the three-year performance period. The exact number of shares issued pursuant to a share unit varies from 0% to 200% of the target award, depending on actual company performance relative to the specified market conditions.
The fair value of each share unit is based on Ameren’s closing common share price at December 31st of the year prior to the award year and a Monte Carlo simulation. The Monte Carlo simulation is used to estimate expected share payout based on Ameren’s TSR for a three-year performance period relative to the designated peer group beginning January 1st of the award year. The simulation can produce a greater fair value for the share unit than the applicable closing common share price because it includes the weighted payout scenarios in which an increase in the share price has occurred. The significant assumptions used to calculate fair value also include a three-year risk-free rate, Ameren’s common stock volatility, volatility for the peer group, and Ameren’s attainment of a three-year average earnings per share threshold during the performance period. The following table presents the fair value of each share unit along with the significant assumptions used to calculate the fair value of each share unit for the years ended December 31, 2020, 2019, and 2018:

	2020	2019	2018
Fair value of share units awarded	$82.49	$67.42	$62.88
Three-year risk-free rate	1.62%	2.46%	1.98%
Ameren’s common stock volatility(a)	15%	17%	17%
Volatility range for the peer group(a)	14% – 28%	15% – 25%	15% – 23%
(a)Based on a historical period that is equal to the remaining term of the performance period as of the grant date.
Performance Share Units – Performance Condition
A performance condition share unit vests and entitles an employee to receive shares of Ameren common stock (plus accumulated dividends) if, at the end of the three-year performance period, Ameren has met the specified performance condition and if the individual remains employed by Ameren through the required vesting period. The vesting period for share units awarded extends beyond the three-year performance period to the payout date, which is approximately 38 months after the grant date. In the event of a participant’s death or retirement at age 55 or older with five years or more of service, awards vest on a pro-rata basis over the three-year performance period. The exact number of shares issued pursuant to a share unit varies from 0% to 200% of the target award, depending on actual performance conditions achieved. The specified performance condition is based on Ameren’s clean energy goals, specifically the achievement of renewable generation and energy storage installation targets. The grant-date fair value for an individual outcome of a performance condition is determined by Ameren’s closing common share price on the grant date.
Restricted Stock Units
Restricted stock units vest and entitle an employee to receive shares of Ameren common stock (plus accumulated dividends) if the individual remains employed with Ameren through the payment date of the awards. Generally, in the event of a participant’s death or retirement at age 55 or older with five years or more of service, awards vest on a pro-rata basis, except for retention RSUs that are periodically granted, which do not provide for pro rata vesting in connection with the employee’s retirement. The payout date of the awards is approximately 38 months after the grant date. The fair value of each restricted stock unit is determined by Ameren’s closing common share price on the grant date.
Stock-Based Compensation Expense
The following table presents the stock-based compensation expense for the years ended December 31, 2020, 2019, and 2018:

	2020	2019	2018
Ameren Missouri	$5	$4	$4
Ameren Illinois	3	3	3
Other(a)	13	13	13
Ameren	21	20	20
Less income tax benefit	6	5	6
Stock-based compensation expense, net	$15	$15	$14
(a)Represents compensation expense for employees of Ameren Services. These amounts are not included in the Ameren Missouri and Ameren Illinois amounts above.

Ameren settled performance share units and restricted stock units of $58 million, $83 million, and $54 million for the years ended December 31, 2020, 2019, and 2018. There were no significant stock-based compensation costs capitalized during the years ended December 31, 2020, 2019, and 2018. As of December 31, 2020, total compensation cost of $34 million related to nonvested awards not yet recognized is expected to be recognized over a weighted-average period of 22 months.
For the years ended December 31, 2020, 2019, and 2018, excess tax benefits associated with the settlement of stock-based compensation awards reduced income tax expense by $8 million, $15 million, and $6 million, respectively.
NOTE 12 – INCOME TAXES
Missouri Income Tax Rate
In 2018, legislation modifying Missouri tax law was enacted to decrease the state’s corporate income tax rate from 6.25% to 4%, effective January 1, 2020. As a result, in 2018, Ameren’s and Ameren Missouri’s accumulated deferred tax balances were revalued, resulting in a net decrease of $122 million to their accumulated deferred tax liability, which was offset by a regulatory liability. Additionally, Ameren recorded an immaterial amount to income tax expense. As a result of the March 2020 rate order, the effect of this tax decrease was reflected in customer rates on April 1, 2020. This income tax decrease did not have a material impact on the net income of Ameren (parent) and nonregistrant subsidiaries.
The following table presents the principal reasons for the difference between the effective income tax rate and the federal statutory corporate income tax rate for the years ended December 31, 2020, 2019, and 2018:

	Ameren Missouri	Ameren Illinois	Ameren
2020
Federal statutory corporate income tax rate	21%	21%	21%
Increases (decreases) from:
Amortization of excess deferred income taxes	(16)	(3)	(9)
Amortization of deferred investment tax credit	(1)	(1)	(1)
State tax	3	7	5
Stock-based compensation	—	—	(1)
Effective income tax rate	7%	24%	15%
2019
Federal statutory corporate income tax rate	21%	21%	21%
Increases (decreases) from:
Amortization of excess deferred income taxes	(11)	(4)	(7)
Amortization of deferred investment tax credit	(1)	—	(1)
State tax	5	7	6
Stock-based compensation	—	—	(1)
Effective income tax rate	14%	24%	18%
2018
Federal statutory corporate income tax rate	21%	21%	21%
Increases (decreases) from:
Amortization of excess deferred income taxes	(4)	(4)	(4)
Depreciation differences	—	(1)	—
Amortization of deferred investment tax credit	(1)	—	(1)
State tax	4	7	6
TCJA	1	1	1
Tax credits	(1)	—	—
Other permanent items	—	—	(1)
Effective income tax rate	20%	24%	22%

The following table presents the components of income tax expense for the years ended December 31, 2020, 2019, and 2018:

	Ameren Missouri	Ameren Illinois	Other	Ameren
2020
Current taxes:
Federal	$14	$12	$(24)	$2
State	3	(6)	8	5
Deferred taxes:
Federal	82	81	24	187
State	15	52	(10)	57
Amortization of excess deferred income taxes	(75)	(15)	(1)	(91)
Amortization of deferred investment tax credits	(5)	—	—	(5)
Total income tax expense	$34	$124	$(3)	$155
2019
Current taxes:
Federal	$65	$19	$(88)	$(4)
State	22	11	(14)	19
Deferred taxes:
Federal	37	66	82	185
State	5	29	25	59
Amortization of excess deferred income taxes	(56)	(15)	(1)	(72)
Amortization of deferred investment tax credits	(5)	—	—	(5)
Total income tax expense	$68	$110	$4	$182
2018
Current taxes:
Federal	$104	$4	$(118)	$(10)
State	29	6	(12)	23
Deferred taxes:
Federal	22	75	123	220
State	(2)	28	23	49
Amortization of excess deferred income taxes	(24)	(15)	(1)	(40)
Amortization of deferred investment tax credits	(5)	—	—	(5)
Total income tax expense	$124	$98	$15	$237
The following table presents the accumulated deferred income tax assets and liabilities recorded as a result of temporary differences and accumulated deferred investment tax credits at December 31, 2020 and 2019:

	Ameren Missouri	Ameren Illinois	Other	Ameren
2020
Accumulated deferred income taxes, net liability (asset):
Plant-related	$2,112	$1,559	$205	$3,876
Regulatory assets and liabilities, net	(285)	(207)	(23)	(515)
Deferred employee benefit costs	(58)	8	(54)	(104)
Tax carryforwards	(26)	(6)	(65)	(97)
Other	(35)	13	39	17
Total net accumulated deferred income tax liabilities (assets)	1,708	1,367	102	3,177
Accumulated deferred investment tax credits	34	—	—	34
Accumulated deferred income taxes and investment tax credits	$1,742	$1,367	$102	$3,211
2019
Accumulated deferred income taxes, net liability (asset):
Plant-related	$2,000	$1,423	$193	$3,616
Regulatory assets and liabilities, net	(310)	(214)	(24)	(548)
Deferred employee benefit costs	(59)	7	(59)	(111)
Tax carryforwards	(25)	(3)	(70)	(98)
Other	(33)	11	43	21
Total net accumulated deferred income tax liabilities (assets)	1,573	1,224	83	2,880
Accumulated deferred investment tax credits	39	—	—	39
Accumulated deferred income taxes and investment tax credits	$1,612	$1,224	$83	$2,919

The following table presents the components of accumulated deferred income tax assets relating to net operating loss carryforwards, tax credit carryforwards, and charitable contribution carryforwards at December 31, 2020 and 2019:

	Ameren Missouri	Ameren Illinois	Other	Ameren
2020
Net operating loss carryforwards:
State(a)	$—	$3	$4	$7
Total net operating loss carryforwards	$—	$3	$4	$7
Tax credit carryforwards:
Federal(b)	$26	$3	$54	$83
State(c)	—	—	7	7
Total tax credit carryforwards	$26	$3	$61	$90
Charitable contribution carryforwards(c)	$—	$—	$3	$3
Valuation allowance(d)	—	—	(3)	(3)
Total charitable contribution carryforwards	$—	$—	$—	$—
2019
Tax credit carryforwards:
Federal	$25	$3	$67	$95
State	—	—	3	3
Total tax credit carryforwards	$25	$3	$70	$98
Charitable contribution carryforwards	$—	$—	$3	$3
Valuation allowance	—	—	(3)	(3)
Total charitable contribution carryforwards	$—	$—	$—	$—
(a)Will expire 2032.
(b)Will expire between 2030 and 2040.
(c)Will expire between 2021 and 2025.
(d)See Schedule II under Part IV, Item 15, in this report for information on changes in the valuation allowance.
Uncertain Tax Positions
As of December 31, 2020 and 2019, the Ameren Companies did not record any uncertain tax positions.
Ameren is a part of the IRS’s compliance assurance process program, which involves real-time review of compliance with federal income tax law. State income tax returns are generally subject to examination for a period of three years after filing. The state impact of any federal changes remains subject to examination by various states for up to one year after formal notification to the states. Ameren’s federal tax returns for the 2015, 2017, 2018, and 2019 tax years are open, but, at the time of this filing, the Ameren Companies do not have material income tax issues under examination, administrative appeals, or litigation.
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

Capacity Supply Agreements
In procurement events in 2020, Ameren Missouri contracted to supply a portion of Ameren Illinois’ capacity requirements for $3 million from June 2021 through May 2023.
Energy Product Agreements
Based on the outcome of IPA-administered procurement events, Ameren Missouri and Ameren Illinois have entered into energy product agreements by which Ameren Missouri agreed to sell, and Ameren Illinois agreed to purchase, a set amount of MWhs at a predetermined price over a specified period of time. The following table presents the specified performance period, price, and amount of MWhs included in the agreements:

IPA Procurement Event	Performance Period	MWh	Average Price per MWh
April 2017	March 2019 – May 2020	85,600	$34
April 2018	June 2019 – September 2020	110,000	32
April 2019	January 2020 – December 2021	288,000	35
September 2019	April 2020 – November 2021	170,800	29
September 2020	September 2021 – November 2022	204,800	31
Collateral Postings
Under the terms of the Illinois energy product agreements entered into through RFP processes administered by the IPA, suppliers must post collateral under certain market conditions to protect Ameren Illinois in the event of nonperformance. The collateral postings are unilateral, which means that only the suppliers can be required to post collateral. Therefore, Ameren Missouri, as a winning supplier in the RFP process, may be required to post collateral. As of December 31, 2020 and 2019, there were no collateral postings required of Ameren Missouri related to the Illinois energy product agreements.
Interconnection Agreements
Ameren Missouri and Ameren Illinois are parties to an interconnection agreement that governs the connection of their respective transmission lines and other facilities used for the distribution of power. These agreements have no contractual expiration date, but may be terminated by either party with three years’ notice.
Ameren Missouri and ATXI are parties to an interconnection agreement that governs the connection of the High Prairie Renewable Energy Center to an ATXI transmission line that allows Ameren Missouri to distribute power generated from the High Prairie Renewable Energy Center. See Note 2 – Rate and Regulatory Matters for further information on the acquisition of the High Prairie Renewable Energy Center.
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
Tax Allocation Agreement
See Note 1 – Summary of Significant Accounting Policies for a discussion of the tax allocation agreement. The following table presents the affiliate balances related to income taxes for Ameren Missouri and Ameren Illinois as of December 31, 2020 and December 31, 2019:

	2020		2019
	Ameren Missouri	Ameren Illinois	Ameren Missouri	Ameren Illinois
Income taxes payable to parent(a)	$—	$6	$15	$43
Income taxes receivable from parent(b)	9	15	15	17
(a)Included in “Accounts payable – affiliates” on the balance sheet.
(b)Included in “Accounts receivable – affiliates” on the balance sheet.
Capital Contributions
The following table presents cash capital contributions received from Ameren (parent) by Ameren Missouri and Ameren Illinois for the years ended December 31, 2020, 2019, and 2018:

	2020		2019		2018
Ameren Missouri(a)	$491		$124		$45
Ameren Illinois	464	(a)	15	(a)	160
(a)Includes capital contributions made as a result of the tax allocation agreement.

Effects of Related-party Transactions on the Statement of Income
The following table presents the impact on Ameren Missouri and Ameren Illinois of related-party transactions for the years ended December 31, 2020, 2019, and 2018. It is based primarily on the agreements discussed above and the money pool arrangements discussed in Note 4 – Short-term Debt and Liquidity.

Agreement	Income Statement Line Item			Ameren Missouri		Ameren Illinois
Ameren Missouri power supply agreements	Operating Revenues	2020		$11	$	(a)
with Ameren Illinois		2019		3		(a)
		2018		11		(a)
Ameren Missouri and Ameren Illinois	Operating Revenues	2020		26		1
rent and facility services		2019		27		2
		2018		22		3
Ameren Missouri and Ameren Illinois miscellaneous	Operating Revenues	2020		3		1
support services and services provided to ATXI		2019		1		2
		2018		1		1
Ameren Missouri software licensing	Operating Revenues	2020		(a)		(a)
with Ameren Illinois		2019		(a)		19
		2018		(a)		(a)
Total Operating Revenues		2020		$40		$2
		2019		31		23
		2018		34		4
Ameren Illinois power supply	Purchased Power	2020	$	(a)		$11
agreements with Ameren Missouri		2019		(a)		3
		2018		(a)		11
Ameren Missouri and Ameren Illinois	Purchased Power	2020		(a)		2
transmission services from ATXI		2019		(a)		2
		2018		(a)		1
Total Purchased Power		2020	$	(a)		$13
		2019		(a)		5
		2018		(a)		12
Ameren Missouri and Ameren Illinois	Other Operations and	2020	$	(b)		$4
rent and facility services	Maintenance	2019		2		5
		2018		3		6
Ameren Services support services	Other Operations and	2020		140		133
agreement	Maintenance	2019		135		127
		2018		136		126
Total Other Operations and		2020		$140		$137
Maintenance Expenses		2019		137		132
		2018		139		132
Money pool borrowings (advances)	(Interest Charges)	2020	$	(b)	$	(b)
	Other Income, Net	2019		(b)		(b)
		2018		1		(b)
(a)Not applicable.
(b)Amount less than $1 million.
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

Other Obligations
To supply a portion of the fuel requirements of Ameren Missouri’s energy centers, Ameren Missouri has entered into various long-term commitments for the procurement of coal, natural gas, nuclear fuel, and methane gas. Ameren Missouri and Ameren Illinois also have entered into various long-term commitments for purchased power and natural gas for distribution. The table below presents our estimated minimum fuel, purchased power, and other commitments at December 31, 2020. Ameren’s and Ameren Illinois’ purchased power commitments include the Ameren Illinois agreements entered into as part of the IPA-administered power procurement process. Included in the Other column are minimum purchase commitments under contracts for equipment, design and construction, meter reading services, and service maintenance agreements related to Ameren Missouri’s High Prairie Renewable Energy Center, among other agreements, at December 31, 2020.

	Coal	Natural Gas(a)	Nuclear Fuel	Purchased Power(b)(c)(d)		Methane Gas	Other(e)	Total
Ameren:
2021	$321	$161	$56	$150	(f)	$3	$97	$788
2022	194	111	12	64		3	29	413
2023	113	72	45	24		3	27	284
2024	94	31	26	7		3	25	186
2025	55	17	—	—		3	28	103
Thereafter	—	64	21	—		18	92	195
Total	$777	$456	$160	$245		$33	$298	$1,969
Ameren Missouri:
2021	$321	$44	$56	$—		$3	$79	$503
2022	194	40	12	—		3	30	279
2023	113	35	45	—		3	28	224
2024	94	15	26	—		3	26	164
2025	55	7	—	—		3	29	94
Thereafter	—	17	21	—		18	70	126
Total	$777	$158	$160	$—		$33	$262	$1,390
Ameren Illinois:
2021	$—	$117	$—	$160	(f)	$—	$13	$290
2022	—	71	—	67		—	—	138
2023	—	37	—	25		—	—	62
2024	—	16	—	7		—	—	23
2025	—	10	—	—		—	—	10
Thereafter	—	47	—	—		—	—	47
Total	$—	$298	$—	$259		$—	$13	$570
(a)Includes amounts for generation and for distribution.
(b)The purchased power amounts for Ameren and Ameren Illinois exclude agreements for renewable energy credits through 2035 with various renewable energy suppliers due to the contingent nature of the payment amounts, with the exception of expected payments of $48 million through 2025.
(c)The purchased power amounts for Ameren and Ameren Missouri exclude a 102-MW power purchase agreement with a wind farm operator, which expires in 2024, due to the contingent nature of the payment amounts.
(d)The purchased power amounts for Ameren exclude obligations resulting from capacity supply and energy product agreements between Ameren Missouri and Ameren Illinois, as disclosed in Note 13 – Related-party Transactions.
(e)The other amounts for Ameren exclude obligations resulting from interconnection agreements between Ameren Missouri and ATXI, as disclosed in Note 13 – Related-party Transactions.
(f)In January 2018, as required by the FEJA, Ameren Illinois entered into agreements to acquire zero emission credits, through 2026. Annual zero emission credit commitment amounts will be published by the IPA each May prior to the start of the subsequent planning year, which begins each June. The amounts above reflect Ameren Illinois’ commitment to acquire approximately $26 million of zero emission credits through May 2021.
Environmental Matters
Our electric generation, transmission, and distribution operations and natural gas transmission, distribution, and storage operations must comply with a variety of environmental laws that are enforced through statutory and regulatory requirements including permitting programs implemented by federal, state, and local authorities. Depending upon the business activity of specific facilities, such laws address emissions; discharges to water bodies; the storage, handling and disposal of hazardous substances and waste materials; siting and land use requirements; and potential ecological impacts. Complex and lengthy processes are required to obtain and renew approvals, permits, and licenses for new, existing, or modified facilities. Additionally, the use and handling of various chemicals or hazardous materials require release prevention plans and emergency response procedures. We employ dedicated personnel knowledgeable in environmental matters to ensure our business activities comply with regulatory requirements.

Environmental regulations have a significant impact on the electric utility industry and compliance with these regulations could be costly for Ameren Missouri, which operates coal-fired power plants. Clean Air Act regulations that apply to the electric utility industry include the NSPS, the CSAPR, the MATS, and the National Ambient Air Quality Standards, which are subject to periodic review for certain pollutants. Collectively, these regulations cover a variety of pollutants, such as SO2, particulate matter, NOx, mercury, toxic metals, and acid gases, and CO2 emissions from new power plants. Clean Water Act regulations govern both water intake and discharges from power plants and require evaluation of the ecological and biological impact of our operations and could require modifications to water intake structures or more stringent limitations on wastewater discharges at Ameren Missouri’s energy centers. Depending upon the scope of modifications ultimately required by state regulators, these capital expenditures could be significant. The management and disposal of coal ash is regulated as a solid waste under the Resource Conservation and Recovery Act and the CCR rule, which require the closure of our surface impoundments at Ameren Missouri’s coal-fired energy centers. The individual or combined effects of existing and new environmental regulations could result in significant capital expenditures, increased operating costs, or the closure or alteration of operations at some of Ameren Missouri’s energy centers. Ameren and Ameren Missouri expect that such compliance costs would be recoverable through rates, subject to MoPSC prudence review, but the timing of costs and their recovery could be subject to regulatory lag.
Ameren and Ameren Missouri estimate that they will need to make capital expenditures of $175 million to $225 million from 2021 through 2025 in order to comply with existing environmental regulations. Additional environmental controls beyond 2025 could be required. This estimate of capital expenditures includes ash pond closure and corrective action measures required by the CCR regulations, potential modifications to cooling water intake structures at existing power plants under Clean Water Act rules, and by effluent limitation guidelines applicable to steam electric generating units, all of which are discussed below. This estimate does not include capital expenditures that may be required as a result of the NSR and Clean Air Act litigation discussed below. Ameren Missouri’s current plan for compliance with existing air emission regulations includes burning low-sulfur coal and installing new or optimizing existing air pollution control equipment. The actual amount of capital expenditures required to comply with existing environmental regulations may vary substantially from the above estimates because of uncertainty as to future permitting requirements made by state regulators and the EPA, potential revisions to regulatory obligations, and the cost of potential compliance strategies, among other things.
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
CO2 Emissions Standards
The EPA’s Affordable Clean Energy Rule repealed the Clean Power Plan and replaced it with a new rule that had established emission guidelines for states to follow in developing plans to limit CO2 emissions and identified certain efficiency measures as the best system of emission reduction for coal-fired electric generating units. In January 2021, the United States Court of Appeals for the District of Columbia Circuit vacated the Affordable Clean Energy Rule, and ruled that the EPA had the discretion to consider emission reduction measures that include efficiency measures and generation shifting to lower carbon emissions. Additional litigation including reconsideration by the entire United States Court of Appeals for the District of Columbia Circuit or an appeal to the United States Supreme Court is possible. Regardless of the outcome of such potential legal challenges, the EPA is likely to develop new regulations to address carbon emissions from coal and natural gas electric generating units, which could take years to finalize. At this time, Ameren Missouri cannot predict the outcome of legal challenges or future rulemakings. As such, the impact on the results of operations, financial position, and liquidity of Ameren and Ameren Missouri is uncertain.
NSR and Clean Air Act Litigation
In January 2011, the Department of Justice, on behalf of the EPA, filed a complaint against Ameren Missouri in the United States District Court for the Eastern District of Missouri alleging that in performing projects at its coal-fired Rush Island Energy Center in 2007 and 2010, Ameren Missouri violated provisions of the Clean Air Act and Missouri law. In January 2017, the district court issued a liability ruling and, in September 2019, entered a final order that required Ameren Missouri to install a flue gas desulfurization system at the Rush Island Energy Center and a dry sorbent injection system at the Labadie Energy Center. There were no fines in the order. In October 2019, Ameren Missouri appealed the district court’s ruling to the United States Court of Appeals for the Eighth Circuit. The district court has stayed implementation of the majority of the requirements of its order while the case is under appeal. Ameren Missouri believes that the district court both misinterpreted and misapplied the law in its ruling. In December 2020, the court of appeals heard oral arguments presented by the parties. Ameren Missouri is unable to predict the ultimate resolution of this matter. The court is under no deadline to issue a ruling in this case; however, Ameren Missouri expects a ruling during 2021.
The ultimate resolution of this matter could have a material adverse effect on the results of operations, financial position, and liquidity of Ameren and Ameren Missouri. Among other things and subject to economic and regulatory considerations, resolution of this matter could result in increased capital expenditures for the installation of air pollution control equipment, as well as increased operations and maintenance expenses. Based upon engineering studies from October 2019, capital expenditures to comply with the district court’s order for installation of a flue gas desulfurization system at the Rush Island Energy Center are estimated at approximately $1 billion. Further, the flue gas desulfurization system would result in additional operation and maintenance expenses of $30 million to $50 million annually for the life of the energy center. Engineering studies required to develop estimated capital expenditures and estimated additional operation and maintenance expenses for the Labadie Energy Center to comply with the district court’s order will not be undertaken while the case is under appeal. As a result of the district court’s stay, Ameren Missouri does not expect to make significant capital expenditures or incur operations and maintenance expenses related to the district court’s order while the case is under appeal.
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
In 2015, the EPA issued a rule to revise the effluent limitation guidelines applicable to steam electric generating units. These guidelines established national standards for water discharges, prohibits effluent discharges of certain waste streams, and imposes more stringent limitations on certain water discharges from power plants. To meet the requirements of the guidelines, Ameren Missouri installed dry ash handling systems and completed construction of wastewater treatment facilities at three of its four coal-fired energy centers in 2020. The Meramec Energy Center, which is the fourth coal-fired energy center and is scheduled to close permanently in 2022, will not have new wastewater and dry ash handling systems. Estimated capital expenditures to complete these projects are included in the CCR management compliance plan, discussed below.
CCR Management
The EPA’s CCR rule establishes requirements for the management and disposal of CCR from coal-fired power plants and will result in the closure of surface impoundments at Ameren Missouri’s energy centers. Ameren Missouri is in the process of closing surface impoundments at three facilities, and is scheduled to complete the last of such closures at all of its energy centers in 2023. While the EPA has issued a series of revisions to the CCR rule, none of those revisions or proposals is expected to materially impact our closure schedule. Ameren and Ameren Missouri have AROs of $111 million recorded on their respective balance sheets as of December 31, 2020, associated with CCR storage facilities. Ameren Missouri estimates it will need to make total capital expenditures of $75 million to $100 million from 2021 through 2025 to implement its CCR management compliance plan, which includes installation of dry ash handling systems, wastewater treatment facilities, and groundwater monitoring equipment.
Remediation
The Ameren Companies are involved in a number of remediation actions to clean up sites impacted by the use or disposal of materials containing hazardous substances. Federal and state laws can require responsible parties to fund remediation regardless of their degree of fault, the legality of original disposal, or the ownership of a disposal site.
As of December 31, 2020, Ameren Illinois has remediated the majority of the 44 former MGP sites in Illinois it owned or for which it was otherwise responsible. Ameren Illinois estimates it could substantially conclude remediation efforts at the remaining sites by 2023. The ICC allows Ameren Illinois to recover such remediation and related litigation costs from its electric and natural gas utility customers through environmental cost riders. Costs are subject to annual prudence review by the ICC. As of December 31, 2020, Ameren Illinois estimated the remaining obligation related to these former MGP sites at $94 million to $157 million. Ameren and Ameren Illinois recorded a liability of $94 million to represent the estimated minimum obligation for these sites, as no other amount within the range was a better estimate.
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
NOTE 15 – SUPPLEMENTAL INFORMATION
Cash, Cash Equivalents, and Restricted Cash
The following table provides a reconciliation of cash, cash equivalents, and restricted cash reported within the balance sheets and the statements of cash flows as of December 31, 2020 and 2019:

	December 31, 2020			December 31, 2019
	Ameren	Ameren Missouri	Ameren Illinois	Ameren	Ameren Missouri	Ameren Illinois
Cash and cash equivalents	$139	$136	$—	$16	$9	$—
Restricted cash included in “Other current assets”	17	5	6	14	4	5
Restricted cash included in “Other assets”	141	—	141	120	—	120
Restricted cash included in “Nuclear decommissioning trust fund”	4	4	—	26	26	—
Total cash, cash equivalents, and restricted cash	$301	$145	$147	$176	$39	$125
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
Accounts Receivable
“Accounts receivable – trade” on Ameren’s and Ameren Illinois’ balance sheets include certain receivables purchased at a discount from alternative retail electric suppliers that elect to participate in the utility consolidated billing program. At December 31, 2020 and 2019, “Other current liabilities” on Ameren’s and Ameren Illinois’ balance sheets included payables for purchased receivables of $28 million and $32 million, respectively.
The following table provides a reconciliation of the beginning and ending amount of the allowance for doubtful accounts for the years ended December 31, 2020 and 2019:

	December 31, 2020			December 31, 2019
	Ameren Missouri	Ameren Illinois(a)	Ameren	Ameren Missouri	Ameren Illinois(a)	Ameren
Beginning of period	$7	$10	$17	$7	$11	$18
Bad debt expense	15	33	48	9	21	30
Net write-offs	(6)	(9)	(15)	(9)	(22)	(31)
End of period	$16	$34	$50	$7	$10	$17
(a)Ameren Illinois has riders that allow it to recover the difference between its actual net bad debt write-offs under GAAP, including those associated with receivables purchased from alternative retail electric suppliers, and the amount of net bad debt write-offs included in its base rates. In 2020, the rider for electric distribution allows for recovery of bad debt expense recognized under GAAP. See Note 2 – Rate and Regulatory Matters for additional information.
Net write-offs decreased for the year ended December 31, 2020 due to the temporary suspension of disconnecting customers for nonpayment. See Note 2 – Rate and Regulatory Matters for additional information.

Inventories
The following table presents the components of inventories for each of the Ameren Companies at December 31, 2020 and 2019:

	December 31, 2020			December 31, 2019
	Ameren Missouri	Ameren Illinois	Ameren	Ameren Missouri	Ameren Illinois	Ameren
Fuel(a)	$115	$—	$115	$126	$—	$126
Natural gas stored underground	5	52	57	6	57	63
Materials, supplies, and other	266	83	349	241	64	305
Total inventories	$386	$135	$521	$373	$121	$494
(a)Consists of coal, oil, and propane.
Asset Retirement Obligations
The following table provides a reconciliation of the beginning and ending carrying amount of AROs for the years ended December 31, 2020 and 2019:

	December 31, 2020						December 31, 2019
	Ameren Missouri		Ameren Illinois		Ameren		Ameren Missouri		Ameren Illinois		Ameren
Beginning balance at January 1	$687		$4	(a)	$691	(b)	$646		$4		$650
Liabilities incurred	36	(c)	—		36	(c)	—		—		—
Liabilities settled	(58)		—		(58)		(20)		—		(20)
Accretion(d)	29		1		30		28		—		28
Change in estimates	57	(e)	—		57	(e)	33	(f)	—		33	(f)
Ending balance at December 31	$751	(g)	$5	(a)	$756	(b), (g)	$687		$4	(a)	$691	(b)
(a)Included in “Other deferred credits and liabilities” on the balance sheet.
(b)Balance included $60 million and $53 million in “Other current liabilities” on the balance sheet as of both December 31, 2020 and 2019, respectively.
(c)In December 2020, Ameren Missouri recorded an ARO related to the decommissioning for the High Prairie Renewable Energy Center.
(d)Accretion expense attributable to Ameren Missouri and Ameren Illinois was recorded as a decrease to regulatory liabilities and an increase to regulatory assets, respectively.
(e)Ameren Missouri changed its fair value estimate primarily due to an update to the decommissioning of the Callaway Energy Center to reflect the cost study and funding analysis filed with the MoPSC in November 2020 and an increase in the cost estimate for closure of certain CCR storage facilities.
(f)Ameren Missouri changed its fair value estimate primarily due to an increase in the cost estimate for closure of certain CCR storage facilities.
(g)The balance as of December 31, 2020, includes an ARO related to the decommissioning of the Callaway Enter Center of $549 million.
Noncontrolling Interests
As of December 31, 2020 and 2019, Ameren’s noncontrolling interests included the preferred stock of Ameren Missouri and Ameren Illinois.
Deferred Compensation
As of December 31, 2020, and 2019, “Other current liabilities” and “Other deferred credits and liabilities” on Ameren’s balance sheet included deferred compensation obligations of $90 million and $86 million, respectively, recorded at the present value of future benefits to be paid.
Excise Taxes
Ameren Missouri and Ameren Illinois collect from their customers excise taxes, including municipal and state excise taxes and gross receipts taxes, that are levied on the sale or distribution of natural gas and electricity. The following table presents the excise taxes recorded on a gross basis in “Operating Revenues – Electric,” “Operating Revenues – Natural gas” and “Operating Expenses – Taxes other than income taxes” on the statements of income for the years ended December 31, 2020, 2019, and 2018:

	2020	2019	2018
Ameren Missouri	$139	$147	$164
Ameren Illinois	115	117	118
Ameren	$254	$264	$282

Allowance for Funds Used During Construction
The following table presents the average rate that was applied to eligible construction work in progress and the amounts of allowance for funds used during construction capitalized in 2020, 2019, and 2018:

	2020	2019	2018
Average rate:
Ameren Missouri	5%	6%	7%
Ameren Illinois	5%	5%	5%
Ameren:
Allowance for equity funds used during construction	$32	$28	$36
Allowance for borrowed funds used during construction	16	20	21
Total Ameren	$48	$48	$57
Ameren Missouri:
Allowance for equity funds used during construction	$19	$19	$27
Allowance for borrowed funds used during construction	10	12	14
Total Ameren Missouri	$29	$31	$41
Ameren Illinois:
Allowance for equity funds used during construction	$13	$9	$9
Allowance for borrowed funds used during construction	6	8	7
Total Ameren Illinois	$19	$17	$16
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
The following table reconciles the weighted-average number of common shares outstanding to the diluted weighted-average number of common shares outstanding for the years ended December 31, 2020, 2019, and 2018:

	2020	2019	2018
Weighted-average Common Shares Outstanding – Basic	247.0	245.6	243.8
Assumed settlement of performance share units and restricted stock units	1.2	1.4	2.0
Dilutive effect of forward sale agreement	0.5	0.1	—
Weighted-average Common Shares Outstanding – Diluted(a)	248.7	247.1	245.8
(a)There were no potentially dilutive securities excluded from the earnings per diluted share calculations for the years ended December 31, 2020, 2019, and 2018.

Supplemental Cash Flow Information
The following table provides noncash financing and investing activity excluded from the statements of cash flows for the years ended December 31, 2020, 2019, and 2018:

	December 31, 2020			December 31, 2019			December 31, 2018
	Ameren	Ameren Missouri	Ameren Illinois	Ameren	Ameren Missouri	Ameren Illinois	Ameren	Ameren Missouri	Ameren Illinois
Investing
Accrued capital expenditures	$400	$183	$218	$333	$140	$163	$272	$121	$138
Accrued nuclear fuel expenditures	—	—	—	19	19	—	20	20	—
Accrued wind generation expenditures	46	46	—	—	—	—	—	—	—
Net realized and unrealized gain (loss) – nuclear decommissioning trust fund	116	116	—	143	143	—	(38)	(38)	—
Exchange of bond investments for the extinguishment of senior unsecured notes(a)	—	—	—	17	—	17	—	—	—
Financing
Issuance of common stock for stock-based compensation	$38	$—	$—	$54	$—	$—	$35	$—	$—
Exchange of bond investments for the extinguishment of senior unsecured notes(a)	—	—	—	(17)	—	(17)	—	—	—
(a)See Note 5 – Long-term Debt and Equity Financings for additional information.
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

The following tables present information about the reported revenue and specified items reflected in net income attributable to common shareholders and capital expenditures by segment at Ameren and Ameren Illinois for the years ended December 31, 2020, 2019, and 2018. Ameren, Ameren Missouri, and Ameren Illinois management review segment capital expenditure information rather than any individual or total asset amount.
Ameren

	Ameren Missouri		Ameren Illinois Electric Distribution	Ameren Illinois Natural Gas	Ameren Transmission		Other	Intersegment Eliminations		Ameren
2020
External revenues	$3,069		$1,496	$760	$469		$—	$—		$5,794
Intersegment revenues	40		2	—	54		—	(96)		—
Depreciation and amortization	604		288	81	98		4	—		1,075
Interest income	26		2	—	1		4	(4)		29
Interest charges	190		72	41	78	(a)	42	(4)		419
Income taxes (benefit)	34		42	36	78		(35)	—		155
Net income (loss) attributable to Ameren common shareholders	436		143	99	216		(23)	—		871
Capital expenditures	1,666	(b)	543	301	716		5	2		3,233	(b)
2019
External revenues	$3,212		$1,487	$791	$401		$—	$—		$5,891
Intersegment revenues	31		17	6	63		—	(98)		19	(c)
Depreciation and amortization	556		273	78	84		4	—		995
Interest income	26		6	—	1		5	(5)		33
Interest charges	178		71	38	74	(a)	25	(5)		381
Income taxes (benefit)	68		45	30	64		(25)	—		182
Net income (loss) attributable to Ameren common shareholders	426		146	84	185		(13)	—		828
Capital expenditures	1,076		518	318	528		3	(32)	(d)	2,411
2018
External revenues	$3,555		$1,544	$814	$378		$—	$—		$6,291
Intersegment revenues	34		3	1	55		—	(93)		—
Depreciation and amortization	550		259	65	77		4	—		955
Interest income	28		6	—	—		4	(5)		33
Interest charges	200		73	38	75	(a)	19	(4)		401
Income taxes (benefit)	124		41	25	56		(9)	—		237
Net income (loss) attributable to Ameren common shareholders	478		136	70	164		(33)	—		815
Capital expenditures	914		503	311	562		5	(9)		2,286
(a)Ameren Transmission interest charges include an allocation of financing costs from Ameren (parent).
(b)Includes $564 million at Ameren and Ameren Missouri for the acquisition of the High Prairie Renewable Energy Center for the year ended December 31, 2020.
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
(d)Intersegment capital expenditure eliminations include $24 million of eliminations for the year ended December 31, 2019, for a software licensing agreement between Ameren Illinois and Ameren Missouri. See Note 13 – Related-party Transactions for additional information.

Ameren Illinois

	Ameren Illinois Electric Distribution	Ameren Illinois Natural Gas	Ameren Illinois Transmission	Intersegment Eliminations	Ameren Illinois
2020
External revenues	$1,498	$760	$277	$—	$2,535
Intersegment revenues	—	—	52	(52)	—
Depreciation and amortization	288	81	65	—	434
Interest income	2	—	1	—	3
Interest charges	72	41	42	—	155
Income taxes	42	36	46	—	124
Net income available to common shareholder	143	99	137	—	379
Capital expenditures	543	301	603	—	1,447
2019
External revenues	$1,504	$797	$226	$—	$2,527
Intersegment revenues	—	—	62	(62)	—
Depreciation and amortization	273	78	55	—	406
Interest income	6	—	—	—	6
Interest charges	71	38	38	—	147
Income taxes	45	30	35	—	110
Net income available to common shareholder	146	84	113	—	343
Capital expenditures	518	318	372	—	1,208
2018
External revenues	$1,547	$815	$214	$—	$2,576
Intersegment revenues	—	—	53	(53)	—
Depreciation and amortization	259	65	50	—	374
Interest income	6	—	—	—	6
Interest charges	73	38	38	—	149
Income taxes	41	25	32	—	98
Net income available to common shareholder	136	70	98	—	304
Capital expenditures	503	311	444	—	1,258

The following tables present disaggregated revenues by segment at Ameren and Ameren Illinois for the years ended December 31, 2020, 2019, and 2018. Economic factors affect the nature, timing, amount, and uncertainty of revenues and cash flows in a similar manner across customer classes. Revenues from alternative revenue programs have a similar distribution among customer classes as revenues from contracts with customers. Other revenues not associated with contracts with customers are presented in the Other customer classification, along with electric transmission and off-system revenues.

Ameren

	Ameren Missouri		Ameren Illinois Electric Distribution		Ameren Illinois Natural Gas		Ameren Transmission	Intersegment Eliminations	Ameren
2020
Residential	$1,373		$867		$—		$—	$—	$2,240
Commercial	1,025		486		—		—	—	1,511
Industrial	261		124		—		—	—	385
Other	325		21		—		523	(94)	775
Total electric revenues	$2,984		$1,498		$—		$523	$(94)	$4,911
Residential	$76		$—		$541		$—	$—	$617
Commercial	29		—		136		—	—	165
Industrial	4		—		14		—	—	18
Other	16		—		69		—	(2)	83
Total gas revenues	$125		$—		$760		$—	$(2)	$883
Total revenues(a)	$3,109		$1,498		$760		$523	$(96)	$5,794
2019
Residential	$1,403		$848		$—		$—	$—	$2,251
Commercial	1,157		497		—		—	—	1,654
Industrial	278		127		—		—	—	405
Other	271		32	(b)	—		464	(96)	671
Total electric revenues	$3,109		$1,504		$—		$464	$(96)	$4,981
Residential	$81		$—		$570		$—	$—	$651
Commercial	34		—		154		—	—	188
Industrial	4		—		13		—	—	17
Other	15		—		60	(b)	—	(2)	73
Total gas revenues	$134		$—		$797		$—	$(2)	$929
Total revenues(a)	$3,243		$1,504		$797		$464	$(98)	$5,910
2018
Residential	$1,560		$867		$—		$—	$—	$2,427
Commercial	1,271		511		—		—	—	1,782
Industrial	312		130		—		—	—	442
Other	308	(c)	39		—		433	(92)	688	(c)
Total electric revenues	$3,451		$1,547		$—		$433	$(92)	$5,339
Residential	$90		$—		$581		$—	$—	$671
Commercial	37		—		159		—	—	196
Industrial	4		—		17		—	—	21
Other	7		—		58		—	(1)	64
Total gas revenues	$138		$—		$815		$—	$(1)	$952
Total revenues(a)	$3,589		$1,547		$815		$433	$(93)	$6,291
(a)The following table presents increases/(decreases) in revenues from alternative revenue programs and other revenues not from contracts with customers for the years ended December 31, 2020, 2019, and 2018:

	Ameren Missouri	Ameren Illinois Electric Distribution	Ameren Illinois Natural Gas	Ameren Transmission	Ameren
2020
Revenues from alternative revenue programs	$(14)	$(20)	$20	$50	$36
Other revenues not from contracts with customers	25	8	2	1	36
2019
Revenues from alternative revenue programs	$35	$(74)	$—	$(31)	$(70)
Other revenues not from contracts with customers	19	7	2	—	28
2018
Revenues from alternative revenue programs	$(8)	$(3)	$(23)	$(25)	$(59)
Other revenues not from contracts with customers	24	16	2	—	42
(b)Includes $14 million and $5 million for Ameren Illinois Electric Distribution and Ameren Illinois Natural Gas, respectively, for the year ended December 31, 2019, for a software licensing agreement with Ameren Missouri. See Note 13 – Related-party Transactions for additional information.
(c)Includes $60 million for the year ended December 31, 2018, for the reduction to revenue for the excess amounts collected in rates to be refunded related to the TCJA from January 1, 2018, through July 31, 2018. See Note 2 – Rate and Regulatory Matters for additional information.
Ameren Illinois

	Ameren Illinois Electric Distribution		Ameren Illinois Natural Gas		Ameren Illinois Transmission	Intersegment Eliminations	Ameren Illinois
2020
Residential	$867		$541		$—	$—	$1,408
Commercial	486		136		—	—	622
Industrial	124		14		—	—	138
Other	21		69		329	(52)	367
Total revenues(a)	$1,498		$760		$329	$(52)	$2,535
2019
Residential	$848		$570		$—	$—	$1,418
Commercial	497		154		—	—	651
Industrial	127		13		—	—	140
Other	32	(b)	60	(b)	288	(62)	318
Total revenues(a)	$1,504		$797		$288	$(62)	$2,527
2018
Residential	$867		$581		$—	$—	$1,448
Commercial	511		159		—	—	670
Industrial	130		17		—	—	147
Other	39		58		267	(53)	311
Total revenues(a)	$1,547		$815		$267	$(53)	$2,576
(a)The following table presents increases/(decreases) in revenues from alternative revenue programs and other revenues not from contracts with customers for the Ameren Illinois segments for the years ended December 31, 2020, 2019, and 2018:

	Ameren Illinois Electric Distribution	Ameren Illinois Natural Gas	Ameren Illinois Transmission	Ameren Illinois
2020
Revenues from alternative revenue programs	$(20)	$20	$42	$42
Other revenues not from contracts with customers	8	2	—	10
2019
Revenues from alternative revenue programs	$(74)	$—	$(33)	$(107)
Other revenues not from contracts with customers	7	2	—	9
2018
Revenues from alternative revenue programs	$(3)	$(23)	$(25)	$(51)
Other revenues not from contracts with customers	16	2	—	18
(b)Includes $14 million and $5 million for Ameren Illinois Electric Distribution and Ameren Illinois Natural Gas, respectively, for the year ended December 31, 2019, for a software licensing agreement with Ameren Missouri. See Note 13 – Related-party Transactions for additional information.

ITEM 9.CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.
ITEM 9A.CONTROLS AND PROCEDURES
(a)Evaluation of Disclosure Controls and Procedures
As of December 31, 2020, evaluations were performed under the supervision and with the participation of management, including the principal executive officer and the principal financial officer of each of the Ameren Companies, of the effectiveness of the design and operation of such registrant’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act). Based on those evaluations, as of December 31, 2020, the principal executive officer and the principal financial officer of each of the Ameren Companies concluded that such disclosure controls and procedures are effective to provide assurance that information required to be disclosed in such registrant’s reports filed or submitted under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to its management, including its principal executive and principal financial officers, to allow timely decisions regarding required disclosure.
(b)Management’s Report on Internal Control over Financial Reporting
Management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Under the supervision of and with the participation of management, including the principal executive officer and the principal financial officer, an evaluation was conducted of the effectiveness of each of the Ameren Companies’ internal control over financial reporting based on the framework in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). After making that evaluation, management concluded that each of the Ameren Companies’ internal control over financial reporting was effective as of December 31, 2020. The effectiveness of Ameren’s internal control over financial reporting as of December 31, 2020, has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in its report herein under Part II, Item 8. This annual report does not include an attestation report of Ameren Missouri’s or Ameren Illinois’ (the Subsidiary Registrants) independent registered public accounting firm regarding internal control over financial reporting. Management’s report for each of the Subsidiary Registrants is not subject to attestation by an independent registered public accounting firm.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness into future periods are subject to the risk that internal controls might become inadequate because of changes in conditions, and to the risk that the degree of compliance with the policies or procedures might deteriorate.
(c)Change in Internal Control
There has been no change in the Ameren Companies’ internal control over financial reporting during their most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, their internal control over financial reporting.
ITEM 9B.OTHER INFORMATION
The Ameren Companies have no information reportable under this item that was required to be disclosed in a report on SEC Form 8-K during the fourth quarter of 2020 that has not previously been reported.
On February 19, 2021, the board of directors of Ameren Missouri amended and restated the bylaws of Ameren Missouri to delete a director residency requirement and to delete a requirement to provide notice to the Missouri Secretary of State upon a change in the number of directors. The bylaws were also amended to delete a provision that gave the board of directors the ability to require the treasurer or an assistant treasurer to post a bond for the discharge of his or her duties and to provide for certain other administrative clarifications.
On February 19, 2021, the board of directors of Ameren Illinois amended and restated the bylaws of Ameren Illinois to delete a provision that gave the board of directors the ability to require the treasurer, an assistant treasurer, or the controller to post a bond for the discharge of his or her duties and to provide for certain other administrative clarifications.
PART III
ITEM 10.DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE
Information required by Items 401, 405, 406 and 407(c)(3),(d)(4) and (d)(5) of SEC Regulation S-K for Ameren will be included in its definitive proxy statement for its 2021 annual meeting of shareholders filed pursuant to SEC Regulation 14A; it is incorporated herein by reference. Information required by these SEC Regulation S-K items for Ameren Missouri and Ameren Illinois will be included in each company’s definitive information statement for its 2021 annual meeting of shareholders filed pursuant to SEC Regulation 14C; it is incorporated herein by reference. Specifically, reference is made to the following sections of Ameren’s definitive proxy statement and to each of Ameren Missouri’s and Ameren Illinois’ definitive information statements: “Information Concerning Nominees to the Board of Directors,” “Section 16(a) Beneficial Ownership Reporting Compliance,” “Corporate Governance” and “Board Structure.”
Information concerning executive officers of the Ameren Companies required by Item 401 of SEC Regulation S-K is reported under a separate caption entitled “Information about our Executive Officers” in Part I of this report.
Ameren Missouri and Ameren Illinois do not have separately designated standing audit committees, but instead use Ameren’s Audit and Risk Committee to perform such committee functions for their boards of directors. These companies do not have securities listed on the NYSE and therefore are not subject to the NYSE listing standards. J. Edward Coleman serves as chairman of Ameren’s Audit and Risk Committee and Catherine S. Brune, Ward H. Dickson, Noelle K. Eder, Craig S. Ivey, and Leo S. Mackay, Jr. serve as members. The board of directors of Ameren has determined that J. Edward Coleman and Ward H. Dickson each qualify as an audit committee financial expert and that each is “independent” as that term is used in SEC Regulation 14A.
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
To encourage ethical conduct in its financial management and reporting, Ameren has adopted a code of ethics that applies to the directors, officers, and employees of the Ameren Companies. Ameren has also adopted a supplemental code of ethics that applies to the principal executive officer, the president, the principal financial officer, the principal accounting officer, the controller, and the treasurer of the Ameren Companies. The Ameren Companies make available free of charge through Ameren’s website (www.amereninvestors.com) the code of ethics and the supplemental code of ethics. Any amendment to the code of ethics or the supplemental code of ethics and any waiver from a provision of the code of ethics or the supplemental code of ethics as it relates to the principal executive officer, the president, the principal financial officer, the principal accounting officer, the controller, or the treasurer of each of the Ameren Companies will be posted on Ameren’s website within four business days following the date of the amendment or waiver.
ITEM 11.EXECUTIVE COMPENSATION
Information required by Items 402 and 407(e)(4) and (e)(5) of SEC Regulation S-K for Ameren will be included in its definitive proxy statement for its 2021 annual meeting of shareholders filed pursuant to SEC Regulation 14A; it is incorporated herein by reference. Information required by these SEC Regulation S-K items for Ameren Missouri and Ameren Illinois will be included in each company’s definitive information statement for its 2021 annual meeting of shareholders filed pursuant to SEC Regulation 14C; it is incorporated herein by reference. Specifically, reference is made to the following sections of Ameren’s definitive proxy statement and to each of Ameren Missouri’s and Ameren Illinois’ definitive information statements: “Executive Compensation Matters” and “Human Resources Committee Interlocks and Insider Participation.”
ITEM 12.SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
Equity Compensation Plan Information
The following table presents information as of December 31, 2020, with respect to the shares of Ameren’s common stock that may be issued under its existing equity compensation plans:

Plan Category	Column A Number of Securities To Be Issued Upon Exercise of Outstanding Options, Warrants and Rights(a)	Column B Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights	Column C Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (excluding securities reflected in Column A)
Equity compensation plans approved by security holders(b)	1,490,771	(c)	2,348,521
Equity compensation plans not approved by security holders	—	—	—
Total	1,490,771	(c)	2,348,521
(a)Of the securities to be issued, 918,570 of the securities represent the target number of outstanding performance share units (PSUs) and 488,460 of the securities represent the number of outstanding restricted stock units (RSUs), both including accrued and reinvested dividends. The actual number of shares issued in respect of the PSUs will vary from 0% to 200% of the target level, depending upon the achievement of TSR objectives or performance goals established for such awards. For additional information about the PSUs and RSUs, including payout calculations, see “Compensation Discussion and Analysis – Long-Term Incentive Compensation” in Ameren’s

definitive proxy statement for its 2021 annual meeting of shareholders, which will be filed pursuant to SEC Regulation 14A. The remaining 83,741 of the securities represent shares that may be issued to satisfy obligations under the Ameren Corporation Deferred Compensation Plan for Members of the Board of Directors.
(b)Consists of the 2014 Omnibus Incentive Compensation Plan.
(c)No cash consideration is received when shares are distributed for earned PSUs, RSUs, and director awards. Accordingly, there is no weighted-average exercise price.
Ameren Missouri and Ameren Illinois do not have separate equity compensation plans.
Security Ownership of Certain Beneficial Owners and Management
The information required by Item 403 of SEC Regulation S-K for Ameren will be included in its definitive proxy statement for its 2021 annual meeting of shareholders filed pursuant to SEC Regulation 14A; it is incorporated herein by reference. Information required by this SEC Regulation S-K item for Ameren Missouri and Ameren Illinois will be included in each company’s definitive information statement for its 2021 annual meeting of shareholders filed pursuant to SEC Regulation 14C; it is incorporated herein by reference. Specifically, reference is made to the following section of Ameren’s definitive proxy statement and each of Ameren Missouri’s and Ameren Illinois’ definitive information statement: “Security Ownership.”
ITEM 13.CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE
Information required by Items 404 and 407(a) of SEC Regulation S-K for Ameren will be included in its definitive proxy statement for its 2021 annual meeting of shareholders filed pursuant to SEC Regulation 14A; it is incorporated herein by reference. Information required by these SEC Regulation S-K items for Ameren Missouri and Ameren Illinois will be included in each company’s definitive information statement for its 2021 annual meeting of shareholders filed pursuant to SEC Regulation 14C; it is incorporated herein by reference. Specifically, reference is made to the following sections of Ameren’s definitive proxy statement and to each of Ameren Missouri’s and Ameren Illinois’ definitive information statements: “Related Person Transactions Policy” and “Director Independence.”
ITEM 14.PRINCIPAL ACCOUNTING FEES AND SERVICES
Information required by Item 9(e) of SEC Schedule 14A for the Ameren Companies will be included in the definitive proxy statement of Ameren and the definitive information statements of Ameren Missouri and Ameren Illinois for their 2021 annual meetings of shareholders filed pursuant to SEC Regulations 14A and 14C, respectively; it is incorporated herein by reference. Specifically, reference is made to the following section of Ameren’s definitive proxy statement and each of Ameren Missouri’s and Ameren Illinois’ definitive information statement: “Selection of Independent Registered Public Accounting Firm.”

PART IV

ITEM 15.EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
Schedule I and II should be read in conjunction with the aforementioned financial statements. Certain schedules have been omitted because they are not applicable or because the required data is shown in the aforementioned financial statements.

(a)(3)	Exhibits – reference is made to the Exhibit Index	157
(b)	Exhibit Index	157

SCHEDULE I – CONDENSED FINANCIAL INFORMATION OF PARENT AMEREN CORPORATION CONDENSED STATEMENT OF INCOME AND COMPREHENSIVE INCOME For the Years Ended December 31, 2020, 2019, and 2018
(In millions)	2020	2019	2018
Operating revenues	$—	$—	$—
Operating expenses	12	15	11
Operating loss	(12)	(15)	(11)
Equity in earnings of subsidiaries	908	850	857
Interest income from affiliates	4	5	3
Total other expense, net	(8)	(2)	(12)
Interest charges	(57)	(39)	(34)
Income tax benefit	36	29	12
Net Income Attributable to Ameren Common Shareholders	$871	$828	$815

Net Income Attributable to Ameren Common Shareholders	$871	$828	$815
Other Comprehensive Income (Loss), Net of Taxes:
Pension and other postretirement benefit plan activity, net of income taxes (benefit) of $5, $1, and $(1), respectively	16	5	(4)
Comprehensive Income Attributable to Ameren Common Shareholders	$887	$833	$811

SCHEDULE I – CONDENSED FINANCIAL INFORMATION OF PARENT AMEREN CORPORATION CONDENSED BALANCE SHEET
(In millions, except per share amounts)	December 31, 2020	December 31, 2019
Assets:
Cash and cash equivalents	$—	$—
Advances to money pool	16	102
Accounts receivable – affiliates	12	73
Miscellaneous accounts and notes receivable	15	4
Other current assets	4	3
Total current assets	47	182
Investments in subsidiaries	10,872	9,108
Note receivable – ATXI	75	75
Accumulated deferred income taxes, net	42	49
Other assets	167	145
Total assets	$11,203	$9,559
Liabilities and Shareholders’ Equity:
Current maturities of long-term debt	$—	$350
Short-term debt	490	153
Borrowings from money pool	—	24
Accounts payable – affiliates	41	39
Other current liabilities	34	23
Total current liabilities	565	589
Long-term debt	1,588	794
Pension and other postretirement benefits	27	37
Other deferred credits and liabilities	85	80
Total liabilities	2,265	1,500
Commitments and Contingencies (Note 5)
Shareholders’ Equity:
Common stock, $.01 par value, 400.0 shares authorized – shares outstanding of 253.3 and 246.2, respectively	3	2
Other paid-in capital, principally premium on common stock	6,179	5,694
Retained earnings	2,757	2,380
Accumulated other comprehensive loss	(1)	(17)
Total shareholders’ equity	8,938	8,059
Total liabilities and shareholders’ equity	$11,203	$9,559

SCHEDULE I – CONDENSED FINANCIAL INFORMATION OF PARENT AMEREN CORPORATION CONDENSED STATEMENT OF CASH FLOWS For the Years Ended December 31, 2020, 2019, and 2018
(In millions)	2020	2019	2018
Net cash flows provided by operating activities	$147	$491	$550
Cash flows from investing activities:
Money pool advances, net	86	(26)	(63)
Investments in subsidiaries	(956)	(142)	(208)
Other	8	5	5
Net cash flows used in investing activities	(862)	(163)	(266)
Cash flows from financing activities:
Dividends on common stock	(494)	(472)	(451)
Short-term debt, net	337	(317)	87
Money pool borrowings, net	(24)	(22)	18
Maturities of long-term debt	(350)	—	—
Issuances of long-term debt	798	450	—
Issuances of common stock	476	68	74
Employee payroll taxes related to stock-based compensation	(20)	(29)	(19)
Debt issuance costs	(7)	(4)	—
Net cash flows provided by (used in) financing activities	716	(326)	(291)
Net change in cash, cash equivalents, and restricted cash	$1	$2	$(7)
Cash, cash equivalents, and restricted cash at beginning of year	3	1	8
Cash, cash equivalents, and restricted cash at end of year	$4	$3	$1
Supplemental information:
Cash dividends received from consolidated subsidiaries	$105	$445	$450
Noncash financing activity – Issuance of common stock for stock-based compensation	38	54	35
AMEREN CORPORATION (parent company only)
NOTES TO CONDENSED FINANCIAL STATEMENTS December 31, 2020
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
NOTE 2 – CASH AND CASH EQUIVALENTS
The following table provides a reconciliation of cash, cash equivalents, and restricted cash reported within the balance sheet and the statement of cash flows as of December 31, 2020 and 2019:

(In millions)	2020	2019
Cash and cash equivalents	$—	$—
Restricted cash included in “Other current assets”	4	3
Total cash, cash equivalents, and restricted cash	$4	$3
See Note 1 – Summary of Significant Accounting Policies under Part II, Item 8, of this report for additional information.
NOTE 3 – SHORT-TERM DEBT AND LIQUIDITY
Ameren, Ameren Services, and other non-state-regulated Ameren subsidiaries have the ability, subject to Ameren parent company and applicable regulatory short-term borrowing authorizations, to access funding from the Credit Agreements and the commercial paper programs through a non-state-regulated subsidiary money pool agreement. All participants may borrow from or lend to the non-state-regulated money pool. The total amount available to pool participants from the non-state-regulated subsidiary money pool at any given time is reduced by the amount of borrowings made by participants, but is increased to the extent that the pool participants advance surplus funds to the non-state-

regulated subsidiary money pool or remit funds from other external sources. The non-state-regulated subsidiary money pool was established to coordinate and to provide short-term cash and working capital for the participants. Participants receiving a loan under the non-state-regulated subsidiary money pool agreement must repay the principal amount of such loan, together with accrued interest. The rate of interest depends on the composition of internal and external funds in the non-state-regulated subsidiary money pool. Interest revenues and interest charges related to non-state-regulated money pool advances and borrowings were immaterial in 2018, 2019, and 2020.
Ameren Corporation (parent company only) had a total of $3 million in guarantees outstanding, primarily for ATXI, that were not recorded on its December 31, 2020 balance sheet. The ATXI guarantees were issued to local governments as assurance for potential remediation of damage caused by ATXI construction.
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
NOTE 6 – OTHER EXPENSE, NET
The following table presents the components of “Other Expense, Net” in the Condensed Statement of Income and Comprehensive Income for the years ended December 31, 2020, 2019, and 2018:

(In millions)	2020	2019	2018
Other Expense, Net
Non-service cost components of net periodic benefit income	$1	$2	$2
Donations	(8)	(3)	(13)
Other expense, net	(1)	(1)	(1)
Total Other Expense, Net	$(8)	$(2)	$(12)

SCHEDULE II – VALUATION AND QUALIFYING ACCOUNTS FOR THE YEARS ENDED DECEMBER 31, 2020, 2019, AND 2018
(In millions)
Column A	Column B	Column C		Column D	Column E
Description	Balance at Beginning of Period	(1) Charged to Costs and Expenses	(2) Charged to Other Accounts(a)	Deductions(b)	Balance at End of Period
Ameren:
Deducted from assets – allowance for doubtful accounts:
2020	$17	$42	$6	$15	$50
2019	18	26	4	31	17
2018	19	27	4	32	18
Deferred tax valuation allowance:
2020	$3	$—	$—	$—	$3
2019	5	(2)	—	—	3
2018	11	(6)	—	—	5
Ameren Missouri:
Deducted from assets – allowance for doubtful accounts:
2020	$7	$15	$—	$6	$16
2019	7	9	—	9	7
2018	7	9	—	9	7
Ameren Illinois:
Deducted from assets – allowance for doubtful accounts:
2020	$10	$27	$6	$9	$34
2019	11	17	4	22	10
2018	12	18	4	23	11
(a)Amounts associated with the allowance for doubtful accounts relate to the uncollectible account reserve associated with receivables purchased by Ameren Illinois from alternative retail electric suppliers, as required by the Illinois Public Utilities Act.
(b)Uncollectible accounts charged off, less recoveries.
ITEM 16.FORM 10-K SUMMARY
The Ameren Companies elected not to provide a summary of the Form 10-K.

EXHIBIT INDEX
The documents listed below are being filed or have previously been filed on behalf of the Ameren Companies and are incorporated herein by reference from the documents indicated and made a part hereof. Exhibits not identified as previously filed are filed herewith:

Exhibit Designation	Registrant(s)	Nature of Exhibit	Previously Filed as Exhibit to:
Articles of Incorporation/ By-Laws
3.1(i)	Ameren	Restated Articles of Incorporation of Ameren	Annex F to Part I of the Registration Statement on Form S-4, File No. 33-64165
3.2(i)	Ameren	Certificate of Amendment to Ameren’s Restated Articles of Incorporation filed December 14, 1998	1998 Form 10-K, Exhibit 3(i), File No. 1-14756
3.3(i)	Ameren	Certificate of Amendment to Ameren’s Restated Articles of Incorporation filed April 21, 2011	April 21, 2011 Form 8-K, Exhibit 3(i), File No. 1-14756
3.4(i)	Ameren	Certificate of Amendment to Ameren’s Restated Articles of Incorporation filed December 18, 2012	December 18, 2012 Form 8-K, Exhibit 3.1(i), File No. 1-14756
3.5(i)	Ameren Missouri	Restated Articles of Incorporation of Ameren Missouri	1993 Form 10-K, Exhibit 3(i), File No. 1-2967
3.6(i)	Ameren Illinois	Restated Articles of Incorporation of Ameren Illinois	2010 Form 10-K, Exhibit 3.4(i), File No. 1-3672
3.7(ii)	Ameren	By-Laws of Ameren, as amended February 10, 2017	February 14, 2017 Form 8-K, Exhibit 3, File No. 1-14756
3.8(ii)	Ameren Missouri	Bylaws of Ameren Missouri, as amended February 19, 2021
3.9(ii)	Ameren Illinois	Bylaws of Ameren Illinois, as amended February 19, 2021
Instruments Defining Rights of Security Holders, Including Indentures
4.1	Ameren	Indenture, dated as of December 1, 2001 from Ameren to The Bank of New York Mellon Trust Company, N.A., as successor trustee, relating to senior debt securities (Ameren Indenture)	Exhibit 4.5, File No. 333-81774
4.2	Ameren	First Supplemental Indenture to Ameren Senior Indenture dated as of May 19, 2008	June 30, 2008 Form 10-Q, Exhibit 4.1, File No. 1-14756
4.3	Ameren	Ameren Indenture Company Order, dated November 24, 2015, establishing the 3.65% Senior Notes due 2026 (including the global note)	November 24, 2015 Form 8-K, Exhibits 4.3 and 4.5, File No. 1-14756
4.4	Ameren	Ameren Indenture Company Order, dated September 16, 2019, establishing the 2.50% Senior Notes due 2024 (including the global note)	September 16, 2019 Form 8-K, Exhibits 4.3 and 4.4, File No. 1-14756
4.5	Ameren	Ameren Indenture Company Order, dated April 3, 2020, establishing the 3.50% Senior Notes due 2031 (including the global notes)	April 3, 2020 Form 8-K, Exhibits 4.3 and 4.4, File No. 1-14756
4.6	Ameren	Note Purchase Agreement, dated June 22, 2017, between Ameren Transmission Company of Illinois and the several purchasers named therein.	June 26, 2017 Form 8-K, Exhibit 4.1, File No. 1-14756
4.7	Ameren Ameren Missouri	Indenture of Mortgage and Deed of Trust, dated June 15, 1937 (Ameren Missouri Mortgage), from Ameren Missouri to The Bank of New York Mellon, as successor trustee, as amended May 1, 1941, and Second Supplemental Indenture dated May 1, 1941	Exhibit B-1, File No. 2-4940
4.8	Ameren Ameren Missouri	Supplemental Indenture to the Ameren Missouri Mortgage dated as of July 1, 1956	Exhibit 4.22, File No. 333-222108
4.9	Ameren Ameren Missouri	Supplemental Indenture to the Ameren Missouri Mortgage dated as of April 1, 1971	Exhibit 4.23, File No. 333-222108
4.10	Ameren Ameren Missouri	Supplemental Indenture to the Ameren Missouri Mortgage dated as of February 1, 1974	Exhibit 4.24, File No. 333-222108
4.11	Ameren Ameren Missouri	Supplemental Indenture to the Ameren Missouri Mortgage dated as of July 7, 1980	Exhibit 4.25, File No. 333-222108
4.12	Ameren Ameren Missouri	Supplemental Indenture to the Ameren Missouri Mortgage dated as of October 1, 1993	1993 Form 10-K, Exhibit 4.8, File No. 1-2967
4.13	Ameren Ameren Missouri	Supplemental Indenture to the Ameren Missouri Mortgage dated as of February 1, 2000	2000 Form 10-K, Exhibit 4.1, File No. 1-2967
4.14	Ameren Ameren Missouri	Supplemental Indenture to the Ameren Missouri Mortgage dated August 15, 2002	August 23, 2002 Form 8-K, Exhibit 4.3, File No. 1-2967

4.15	Ameren Ameren Missouri	Supplemental Indenture to the Ameren Missouri Mortgage dated March 5, 2003 relative to Series BB	March 11, 2003 Form 8-K, Exhibit 4.4, File No. 1-2967
4.16	Ameren Ameren Missouri	Supplemental Indenture to the Ameren Missouri Mortgage dated February 1, 2004 relative to Series 2004A (1998A)	March 31, 2004 Form 10-Q, Exhibit 4.1, File No. 1-2967
4.17	Ameren Ameren Missouri	Supplemental Indenture to the Ameren Missouri Mortgage dated February 1, 2004 relative to Series 2004B (1998B)	March 31, 2004 Form 10-Q, Exhibit 4.2, File No. 1-2967
4.18	Ameren Ameren Missouri	Supplemental Indenture to the Ameren Missouri Mortgage dated February 1, 2004 relative to Series 2004C (1998C)	March 31, 2004 Form 10-Q, Exhibit 4.3, File No. 1-2967
4.19	Ameren Ameren Missouri	Supplemental Indenture to the Ameren Missouri Mortgage dated February 1, 2004 relative to Series 2004H (1992)	March 31, 2004 Form 10-Q, Exhibit 4.8, File No. 1-2967
4.20	Ameren Ameren Missouri	Supplemental Indenture to the Ameren Missouri Mortgage dated September 1, 2004 relative to Series GG	September 23, 2004 Form 8-K, Exhibit 4.4, File No. 1-2967
4.21	Ameren Ameren Missouri	Supplemental Indenture to the Ameren Missouri Mortgage dated January 1, 2005 relative to Series HH	January 27, 2005 Form 8-K, Exhibit 4.4, File No. 1-2967
4.22	Ameren Ameren Missouri	Supplemental Indenture to the Ameren Missouri Mortgage dated July 1, 2005 relative to Series II	July 21, 2005 Form 8-K, Exhibit 4.4, File No. 1-2967
4.23	Ameren Ameren Missouri	Supplemental Indenture to the Ameren Missouri Mortgage dated June 1, 2008 relative to Series MM	June 19, 2008 Form 8-K, Exhibit 4.5, File No. 1-2967
4.24	Ameren Ameren Missouri	Supplemental Indenture to the Ameren Missouri Mortgage dated March 1, 2009 relative to Series NN	March 23, 2009 Form 8-K, Exhibit 4.5, File No. 1-2967
4.25	Ameren Ameren Missouri	Supplemental Indenture to the Ameren Missouri Mortgage dated May 15, 2012	Exhibit 4.45, File No. 333-182258
4.26	Ameren Ameren Missouri	Supplemental Indenture to the Ameren Missouri Mortgage dated September 1, 2012 relative to Series OO	September 11, 2012 Form 8-K, Exhibit 4.4, File No. 1-2967
4.27	Ameren Ameren Missouri	Supplemental Indenture to the Ameren Missouri Mortgage dated April 1, 2014 relative to Series PP	April 4, 2014 Form 8-K, Exhibit 4.5, File No. 1-2967
4.28	Ameren Ameren Missouri	Supplemental Indenture to the Ameren Missouri Mortgage dated March 15, 2015 relative to Series QQ	April 6, 2015 Form 8-K, Exhibit 4.5, File No. 1-2967
4.29	Ameren Ameren Missouri	Supplemental Indenture to the Ameren Missouri Mortgage dated June 1, 2017 relative to Series RR	June 15, 2017 Form 8-K, Exhibit 4.5, File No. 1-2967
4.30	Ameren Ameren Missouri	Supplemental Indenture to the Ameren Missouri Mortgage dated April 1, 2018 for 4.000% First Mortgage Bonds due 2048	April 6, 2018 Form 8-K, Exhibit 4.2, File No. 1-2967
4.31	Ameren Ameren Missouri	Supplemental Indenture to the Ameren Missouri Mortgage dated March 1, 2019, for 3.50% First Mortgage Bonds due 2029	March 6, 2019 Form 8-K, Exhibit 4.2, File No. 1-2967
4.32	Ameren Ameren Missouri	Supplemental Indenture to the Ameren Missouri Mortgage dated September 15, 2019, for 3.25% First Mortgage Bonds due 2049	October 1, 2019 Form 8-K, Exhibit 4.2, File No. 1-2967
4.33	Ameren Ameren Missouri	Supplemental Indenture to the Ameren Missouri Mortgage dated March 1, 2020, for 2.95% First Mortgage Bonds due 2030	March 20, 2020 Form 8-K, Exhibit 4.2, File No. 1-2967
4.34	Ameren Ameren Missouri	Supplemental Indenture to the Ameren Missouri Mortgage dated October 1, 2020, for 2.625% First Mortgage Bonds due 2051	October 9, 2020 Form 8-K, Exhibit 4.2, File No. 1-2967
4.35	Ameren Ameren Missouri	Loan Agreement, dated as of December 1, 1992, between the Missouri Environmental Authority and Ameren Missouri, together with Indenture of Trust dated as of December 1, 1992, between the Missouri Environmental Authority and UMB Bank, N.A. as successor trustee to Mercantile Bank of St. Louis, N.A.	1992 Form 10-K, Exhibit 4.38, File No. 1-2967
4.36	Ameren Ameren Missouri	First Amendment, dated as of February 1, 2004, to Loan Agreement dated as of December 1, 1992, between the Missouri Environmental Authority and Ameren Missouri	March 31, 2004 Form 10-Q, Exhibit 4.10, File No. 1-2967
4.37	Ameren Ameren Missouri	Series 1998A Loan Agreement, dated as of September 1, 1998, between the Missouri Environmental Authority and Ameren Missouri	September 30, 1998 Form 10-Q, Exhibit 4.28, File No. 1-2967
4.38	Ameren Ameren Missouri	First Amendment, dated as of February 1, 2004, to Series 1998A Loan Agreement dated as of September 1, 1998, between the Missouri Environmental Authority and Ameren Missouri	March 31, 2004 Form 10-Q, Exhibit 4.11, File No. 1-2967
4.39	Ameren Ameren Missouri	Series 1998B Loan Agreement, dated as of September 1, 1998, between the Missouri Environmental Authority and Ameren Missouri	September 30, 1998 Form 10-Q, Exhibit 4.29, File No. 1-2967

4.40	Ameren Ameren Missouri	First Amendment, dated as of February 1, 2004, to Series 1998B Loan Agreement dated as of September 1, 1998, between the Missouri Environmental Authority and Ameren Missouri	March 31, 2004 Form 10-Q, Exhibit 4.12, File No. 1-2967
4.41	Ameren Ameren Missouri	Series 1998C Loan Agreement, dated as of September 1, 1998, between the Missouri Environmental Authority and Ameren Missouri	September 30, 1998 Form 10-Q, Exhibit 4.30, File No. 1-2967
4.42	Ameren Ameren Missouri	First Amendment, dated as of February 1, 2004, to Series 1998C Loan Agreement dated as of September 1, 1998, between the Missouri Environmental Authority and Ameren Missouri	March 31, 2004 Form 10-Q, Exhibit 4.13, File No. 1-2967
4.43	Ameren Ameren Missouri	Indenture, dated as of August 15, 2002, from Ameren Missouri to The Bank of New York Mellon, as successor trustee (relating to senior secured debt securities) (Ameren Missouri Indenture)	August 23, 2002 Form 8-K, Exhibit 4.1, File No. 1-2967
4.44	Ameren Ameren Missouri	First Supplemental Indenture to the Ameren Missouri Indenture, dated as of May 15, 2012	Exhibit 4.48, File No. 333-182258
4.45	Ameren Ameren Missouri	Ameren Missouri Indenture Company Order, dated March 10, 2003, establishing the 5.50% Senior Secured Notes due 2034 (including the global note)	March 11, 2003 Form 8-K, Exhibits 4.2 and 4.3, File No. 1-2967
4.46	Ameren Ameren Missouri	Ameren Missouri Indenture Company Order, dated July 21, 2005, establishing the 5.30% Senior Secured Notes due 2037 (including the global note)	July 21, 2005 Form 8-K, Exhibits 4.2 and 4.3, File No. 1-2967
4.47	Ameren Ameren Missouri	Ameren Missouri Indenture Company Order, dated March 20, 2009, establishing the 8.45% Senior Secured Notes due 2039 (including the global note)	March 23, 2009 Form 8-K, Exhibits 4.2 and 4.3, File No. 1-2967
4.48	Ameren Ameren Missouri	Ameren Missouri Indenture Company Order, dated September 11, 2012, establishing the 3.90% Senior Secured Notes due 2042 (including the global note)	September 30, 2012 Form 10-Q, Exhibit 4.1 and September 11, 2012 Form 8-K, Exhibit 4.2, File No. 1-2967
4.49	Ameren Ameren Missouri	Ameren Missouri Indenture Company Order, dated April 4, 2014, establishing the 3.50% Senior Secured Notes due 2024 (including the global note)	April 4, 2014 Form 8-K, Exhibits 4.2 and 4.3, File No. 1-2967
4.50	Ameren Ameren Missouri	Ameren Missouri Indenture Company Order, dated April 6, 2015, establishing the 3.65% Senior Secured Notes due 2045 (including the global note)	April 6, 2015 Form 8-K, Exhibits 4.2 and 4.3, File No. 1-2967
4.51	Ameren Ameren Missouri
Ameren Missouri Indenture Company Order, dated June 23, 2016, requesting authentication of an additional $150,000,000 aggregate principal amount of 3.65% Senior Secured Notes due 2045 (including the global note)
June 23, 2016 Form 8-K, Exhibits 4.3, and 4.4, File No. 1-2967
4.52	Ameren Ameren Missouri	Ameren Missouri Indenture Company Order, dated June 15, 2017, establishing the 2.950% Senior Secured Notes due 2027 (including the global note)	June 15, 2017 Form 8-K, Exhibits 4.2 and 4.3, File No. 1-2967
4.53	Ameren Ameren Illinois
Indenture, dated as of December 1, 1998, from Ameren Illinois (formerly Central Illinois Public Service Company) to The Bank of New York Mellon Trust Company, N.A., as successor trustee (CIPS Indenture)
Exhibit 4.4, File No. 333-59438
4.54	Ameren Ameren Illinois	First Supplemental Indenture to the CIPS Indenture, dated as of June 14, 2006	June 19, 2006 Form 8-K, Exhibit 4.2, File No. 1-3672
4.55	Ameren Ameren Illinois	Second Supplemental Indenture to the CIPS Indenture, dated as of March 1, 2010	Exhibit 4.17, File No. 333-166095
4.56	Ameren Ameren Illinois	Third Supplemental Indenture to the CIPS Indenture, dated as of October 1, 2010	2010 Form 10-K, Exhibit 4.59, File No. 1-3672
4.57	Ameren Ameren Illinois	Ameren Illinois Global Note, dated October 1, 2010, representing CIPS Indenture Senior Notes, 6.125% due 2028	2010 Form 10-K, Exhibit 4.60, File No. 1-3672
4.58	Ameren Ameren Illinois	Ameren Illinois Global Note, dated October 1, 2010, representing CIPS Indenture Senior Notes, 6.70% Series Secured Notes due 2036	2010 Form 10-K, Exhibit 4.62, File No. 1-3672
4.59	Ameren Ameren Illinois
Indenture, dated as of June 1, 2006, from Ameren Illinois (successor in interest to Central Illinois Light Company) to The Bank of New York Mellon Trust Company, N.A., as successor trustee (CILCO Indenture)
June 19, 2006 Form 8-K, Exhibit 4.3, File No. 1-14756
4.60	Ameren Ameren Illinois	First Supplemental Indenture to the CILCO Indenture, dated October 1, 2010	October 7, 2010 Form 8-K, Exhibit 4.1, File No. 1-3672
4.61	Ameren Ameren Illinois	Second Supplemental Indenture to the CILCO Indenture dated as of July 21, 2011	September 30, 2011 Form 10-Q, Exhibit 4.1, File No. 1-3672
4.62	Ameren Ameren Illinois	Third Supplemental Indenture to the CILCO Indenture, dated as of October 15, 2019	September 30, 2019 Form 10-Q, Exhibit 4.2, File No. 1-3672
4.63	Ameren Ameren Illinois	CILCO Indenture Company Order, dated June 14, 2006, establishing the 6.70% Senior Secured Notes due 2036 (including the global note)	June 19, 2006 Form 8-K, Exhibit 4.6, File No. 1-14756

4.64	Ameren Ameren Illinois	General Mortgage Indenture and Deed of Trust, dated as of November 1, 1992 between Ameren Illinois (successor in interest to Illinois Power Company) and The Bank of New York Mellon Trust Company, N.A., as successor trustee (Ameren Illinois Mortgage)	1992 Form 10-K, Exhibit 4(cc), File No. 1-3004
4.65	Ameren Ameren Illinois	Supplemental Indenture amending the Ameren Illinois Mortgage dated as of December 15, 2002	December 23, 2002 Form 8-K, Exhibit 4.1, File No. 1-3004
4.66	Ameren Ameren Illinois	Supplemental Indenture, dated as of October 1, 2010, to Ameren Illinois Mortgage for Series CIPS-AA and CIPS-CC	October 7, 2010 Form 8-K, Exhibit 4.9, File No. 1-3672
4.67	Ameren Ameren Illinois	Supplemental Indenture, dated as of January 15, 2011, to Ameren Illinois Mortgage	Exhibit 4.78, File No. 333-182258
4.68	Ameren Ameren Illinois	Supplemental Indenture, dated as of August 1, 2012, to Ameren Illinois Mortgage for Series EE	August 20, 2012 Form 8-K, Exhibit 4.5, File No. 1-3672
4.69	Ameren Ameren Illinois	Supplemental Indenture, dated as of December 1, 2013, to Ameren Illinois Mortgage for Series FF	December 10, 2013 Form 8-K, Exhibit 4.5, File No. 1-3672
4.70	Ameren Ameren Illinois	Supplemental Indenture, dated as of June 1, 2014, to Ameren Illinois Mortgage for Series GG	June 30, 2014 Form 8-K, Exhibit 4.5, File No. 1-3672
4.71	Ameren Ameren Illinois	Supplemental Indenture, dated as of December 1, 2014, to Ameren Illinois Mortgage for Series HH	December 10, 2014 Form 8-K, Exhibit 4.5, File No. 1-3672
4.72	Ameren Ameren Illinois	Supplemental Indenture, dated as of December 1, 2015, to Ameren Illinois Mortgage for Series II	December 14, 2015 Form 8-K, Exhibit 4.5, File No. 1-3672
4.73	Ameren Ameren Illinois	Supplemental Indenture, dated as of October 25, 2017, to the Ameren Illinois Mortgage	September 30, 2017 Form 10-Q, Exhibit 4.1, File No. 1-3672
4.74	Ameren Ameren Illinois	Supplemental Indenture, dated as of November 1, 2017, to the Ameren Illinois Mortgage for 3.70% First Mortgage Bonds due 2047	November 28, 2017 Form 8-K, Exhibit 4.2, File No. 1-3672
4.75	Ameren Ameren Illinois	Supplemental Indenture, dated as of May 1, 2018, to Ameren Illinois Mortgage for 3.80% First Mortgage Bonds due 2028	May 22, 2018 Form 8-K, Exhibit 4.2, File No. 1-3672
4.76	Ameren Ameren Illinois	Supplemental Indenture, dated as of November 1, 2018, to Ameren Illinois Mortgage for 4.50% First Mortgage Bonds due 2049	November 15, 2018 Form 8-K, Exhibit 4.2, File No. 1-3672
4.77	Ameren Ameren Illinois	Supplemental Indenture, dated as of October 15, 2019, to Ameren Illinois Mortgage for First Mortgage Bonds, Senior Notes Series CILCO-AA	September 30, 2019 Form 10-Q, Exhibit 4.3, File No. 1-3672
4.78	Ameren Ameren Illinois	Supplemental Indenture, dated as of November 1, 2019, to the Ameren Illinois Mortgage for 3.25% First Mortgage Bonds due 2050	November 26, 2019 Form 8-K, Exhibit 4.2, File No. 1-3672
4.79	Ameren Ameren Illinois	Supplemental Indenture, dated as of December 15, 2019, to the Ameren Illinois Mortgage	2019 Form 10-K, Exhibit 4.79, File No. 1-3672
4.80	Ameren Ameren Illinois	Supplemental Indenture, dated as of November 1, 2020, to Ameren Illinois Mortgage for 1.55% First Mortgage Bonds due 2030	November 23, 2020 Form 8-K, Exhibit 4.2, File No. 1-3672
4.81	Ameren Ameren Illinois
Indenture, dated as of June 1, 2006, from Ameren Illinois (successor in interest to Illinois Power Company) to The Bank of New York Mellon Trust Company, N.A., as successor trustee (Ameren Illinois Indenture)
June 19, 2006 Form 8-K, Exhibit 4.4, File No. 1-14756
4.82	Ameren Ameren Illinois	First Supplemental Indenture, dated as of October 1, 2010, to the Ameren Illinois Indenture for Series CIPS-AA and CIPS-CC	October 7, 2010 Form 8-K, Exhibit 4.5, File No. 1-14756
4.83	Ameren Ameren Illinois	Second Supplemental Indenture to the Ameren Illinois Indenture dated as of July 21, 2011	September 30, 2011 Form 10-Q, Exhibit 4.2, File No. 1-3672
4.84	Ameren Ameren Illinois	Third Supplemental Indenture to the Ameren Illinois Indenture dated as of May 15, 2012	Exhibit 4.83, File No. 333-182258
4.85	Ameren Ameren Illinois	Fourth Supplemental Indenture to the Ameren Illinois Indenture, dated as of October 15, 2019	September 30, 2019 Form 10-Q, Exhibit 4.4, File No. 1-3672
4.86	Ameren Ameren Illinois	Ameren Illinois Indenture Company Order dated August 20, 2012, establishing the 2.70% Senior Secured Notes due 2022 (including the global note)	August 20, 2012 Form 8-K, Exhibits 4.2 and 4.3, File No. 1-3672
4.87	Ameren Ameren Illinois	Ameren Illinois Indenture Company Order dated December 10, 2013, establishing the 4.80% Senior Secured Notes due 2043 (including the global note)	December 10, 2013 Form 8-K, Exhibits 4.2 and 4.3, File No. 1-3672
4.88	Ameren Ameren Illinois	Ameren Illinois Indenture Company Order dated June 30, 2014, establishing the 4.30% Senior Secured Notes due 2044 (including the global note)	June 30, 2014 Form 8-K, Exhibits 4.2 and 4.3, File No. 1-3672

4.89	Ameren Ameren Illinois	Ameren Illinois Indenture Company Order dated December 10, 2014, establishing the 3.25% Senior Secured Notes due 2025 (including the global note)	December 10, 2014 Form 8-K, Exhibits 4.2 and 4.3, File No. 1-3672
4.90	Ameren Ameren Illinois	Ameren Illinois Indenture Company Order dated December 14, 2015, establishing the 4.15% Senior Secured Notes due 2046 (including the global note)	December 14, 2015 Form 8-K, Exhibits 4.2 and 4.3, File No. 1-3672
4.91	Ameren Ameren Illinois
Ameren Illinois Indenture Company Order dated December 6, 2016, requesting the authentication of an additional $240,000,000 aggregate principal amount of 4.15% Senior Secured Notes due 2046 (including the global note)
December 6, 2016 Form 8-K, Exhibits 4.2 and 4.3, File No. 1-3672
4.92	Ameren Ameren Illinois	Ameren Illinois Indenture Company Order dated October 30, 2019, establishing Senior Notes Series CILCO-AA (including the global note)	September 30, 2019 Form 10-Q, Exhibits 4.5 and 4.6, File No. 1-3672
4.93	Ameren	Description of Ameren Securities
4.94	Ameren Missouri	Description of Ameren Missouri Securities
4.95	Ameren Illinois	Description of Ameren Illinois Securities
Material Contracts
10.1	Ameren Companies	Fourth Amended Ameren Corporation System Utility Money Pool Agreement, as amended January 30, 2014	June 30, 2015 Form 10-Q, Exhibit 10.1, File No. 1-14756
10.2	Ameren Ameren Missouri	Amended and Restated Credit Agreement, dated as of December 9, 2019, by and among Ameren, Ameren Missouri and JPMorgan Chase Bank, N.A., as agent, and the lenders party thereto.	December 11, 2019 Form 8-K, Exhibit 10.1, File No. 1-2967
10.3	Ameren Ameren Illinois	Amended and Restated Credit Agreement, dated as of December 9, 2019, by and among Ameren, Ameren Illinois and JPMorgan Chase Bank, N.A., as agent, and the lenders party thereto.	December 11, 2019 Form 8-K, Exhibit 10.2, File No. 1-3672
10.4	Ameren	*Summary Sheet of Ameren Corporation Non-Management Director Compensation effective as of January 1, 2020	2019 Form 10-K, Exhibit 10.6, File No. 1-14756
10.5	Ameren	*Ameren’s Deferred Compensation Plan for Members of the Board of Directors amended and restated effective January 1, 2009, dated June 13, 2008	June 30, 2008 Form 10-Q, Exhibit 10.3, File No. 1-14756
10.6	Ameren	*Amendment dated October 12, 2009, to Ameren’s Deferred Compensation Plan for Members of the Board of Directors, effective January 1, 2010	2009 Form 10-K, Exhibit 10.15, File No. 1-14756
10.7	Ameren	*Amendment dated October 14, 2010, to Ameren’s Deferred Compensation Plan for Members of the Board of Directors	2010 Form 10-K, Exhibit 10.15, File No. 1-14756
10.8	Ameren	*Ameren’s Deferred Compensation Plan as amended and restated effective January 1, 2010	October 14, 2009 Form 8-K, Exhibit 10.1, File No. 1-14756
10.9	Ameren	*Amendment dated October 14, 2010 to Ameren’s Deferred Compensation Plan	2010 Form 10-K, Exhibit 10.17, File No. 1-14756
10.10	Ameren Companies	*2015 Ameren Executive Incentive Plan	2014 Form 10-K, Exhibit 10.13, File No. 1-14756
10.11	Ameren Companies	*2016 Ameren Executive Incentive Plan	2015 Form 10-K, Exhibit 10.13, File No. 1-14756
10.12	Ameren Companies	*2017 Ameren Executive Incentive Plan	2016 Form 10-K, Exhibit 10.13, File No. 1-14756
10.13	Ameren Companies	*2018 Ameren Executive Incentive Plan	2017 Form 10-K, Exhibit 10.13, File No. 1-14756
10.14	Ameren Companies	*2019 Ameren Executive Incentive Plan	2018 Form 10-K, Exhibit 10.14, File No. 1-14756
10.15	Ameren Companies	*2020 Ameren Short-Term Incentive Plan	2019 Form 10-K, Exhibit 10.17, File No. 1-14756
10.16	Ameren Companies	*2021 Ameren Short-Term Incentive Plan
10.17	Ameren Companies	*2015 Base Salary Table for Named Executive Officers	2014 Form 10-K, Exhibit 10.17, File No. 1-14756
10.18	Ameren Companies	*2016 Base Salary Table for Named Executive Officers	2015 Form 10-K, Exhibit 10.17, File No. 1-14756
10.19	Ameren Companies	*2017 Base Salary Table for Named Executive Officers	2016 Form 10-K, Exhibit 10.17, File No. 1-14756
10.20	Ameren Companies	*2018 Base Salary Table for Named Executive Officers	2017 Form 10-K, Exhibit 10.17, File No. 1-14756
10.21	Ameren Companies	*2019 Base Salary Table for Named Executive Officers	2018 Form 10-K, Exhibit 10.19, File No. 1-14756
10.22	Ameren Companies	*2020 Base Salary Table for Named Executive Officers	2019 Form 10-K, Exhibit 10.23, File No. 1-14756
10.23	Ameren Companies	*2021 Base Salary Table for Named Executive Officers
10.24	Ameren Companies	*Second Amended and Restated Ameren Corporation Change of Control Severance Plan	2008 Form 10-K, Exhibit 10.37, File No. 1-14756
10.25	Ameren Companies	*First Amendment dated October 12, 2009, to the Second Amended and Restated Ameren Change of Control Severance Plan	October 14, 2009 Form 8-K, Exhibit 10.2, File No. 1-14756

10.26	Ameren Companies	Revised Schedule I to Second Amended and Restated Ameren Change of Control Severance Plan, as amended
10.27	Ameren Companies	*Formula for Determining 2015 Target Performance Share Unit Awards to be Issued to Named Executive Officers	2014 Form 10-K, Exhibit 10.24, File No. 1-14756
10.28	Ameren Companies	*Formula for Determining 2016 Target Performance Share Unit Awards to be Issued to Named Executive Officers	2015 Form 10-K, Exhibit 10.24, File No. 1-14756
10.29	Ameren Companies	*Formula for Determining 2017 Target Performance Share Unit Awards to be Issued to Named Executive Officers	2016 Form 10-K, Exhibit 10.24, File No. 1-14756
10.30	Ameren Companies	*Formula for Determining 2018 Target Performance Share Unit and Restricted Stock Unit Awards to be Issued to Named Executive Officers	2017 Form 10-K, Exhibit 10.24, File No. 1-14756
10.31	Ameren Companies	*Formula for Determining 2019 Target Performance Share Unit and Restricted Stock Unit Awards to be Issued to Named Executive Officers	2018 Form 10-K, Exhibit 10.27, File No. 1-14756
10.32	Ameren Companies	*Formula for Determining 2020 Target Performance Share Unit and Restricted Stock Unit Awards to be Issued to Named Executive Officers	2019 Form 10-K, Exhibit 10.32, File No. 1-14756
10.33	Ameren Companies	*Formula for Determining 2021 Target Performance Share Unit and Restricted Stock Unit Awards to be Issued to Named Executive Officers
10.34	Ameren Companies	*Ameren Corporation 2014 Omnibus Incentive Compensation Plan	Exhibit 99, File No. 333-196515
10.35	Ameren Companies	*Form of Performance Share Unit Award Agreement for Awards Issued in 2015 pursuant to 2014 Omnibus Incentive Compensation Plan	2014 Form 10-K, Exhibit 10.31, File No. 1-14756
10.36	Ameren Companies	*Form of Performance Share Unit Award Agreement for Awards Issued in 2016 pursuant to 2014 Omnibus Incentive Compensation Plan	2015 Form 10-K, Exhibit 10.31, File No. 1-14756
10.37	Ameren Companies	*Form of Performance Share Unit Award Agreement for Awards Issued in 2017 pursuant to 2014 Omnibus Incentive Compensation Plan	2016 Form 10-K, Exhibit 10.31, File No. 1-14756
10.38	Ameren Companies	*Form of Performance Share Unit Award Agreement for Awards Issued in 2018 pursuant to 2014 Omnibus Incentive Compensation Plan	December 13, 2017 Form 8-K, Exhibit 10.1, File No. 1-14756
10.39	Ameren Companies	*Form of Restricted Stock Unit Award Agreement for Awards Issued in 2018 pursuant to 2014 Omnibus Incentive Compensation Plan	December 13, 2017 Form 8-K, Exhibit 10.2, File No. 1-14756
10.40	Ameren Companies	*Form of Performance Share Unit Award Agreement for Awards Issued in 2019 pursuant to 2014 Omnibus Incentive Compensation Plan	2018 Form 10-K, Exhibit 10.34, File No. 1-14756
10.41	Ameren Companies	*Form of Restricted Stock Unit Award Agreement for Awards Issued in 2019 pursuant to 2014 Omnibus Incentive Compensation Plan	2018 Form 10-K, Exhibit 10.35, File No. 1-14756
10.42	Ameren Companies	*Form of Performance Share Unit Award Agreement for Awards Issued in 2020 pursuant to 2014 Omnibus Incentive Compensation Plan	2019 Form 10-K, Exhibit 10.41, File No. 1-14756
10.43	Ameren Companies	*Form of Restricted Share Unit Award Agreement for Awards Issued in 2020 pursuant to 2014 Omnibus Incentive Compensation Plan	2019 Form 10-K, Exhibit 10.42, File No. 1-14756
10.44	Ameren Companies	*Form of Performance Share Unit Award Agreement for Awards Issued in 2021 pursuant to 2014 Omnibus Incentive Compensation Plan
10.45	Ameren Companies	*Form of Restricted Share Unit Award Agreement for Awards Issued in 2021 pursuant to 2014 Omnibus Incentive Compensation Plan
10.46	Ameren Companies	*Ameren Corporation Severance Plan for Ameren Officers, effective January 1, 2019	2018 Form 10-K, Exhibit 10.36, File No. 1-14756
10.47	Ameren Companies	*Ameren Supplemental Retirement Plan amended and restated effective January 1, 2008, dated June 13, 2008	June 30, 2008 Form 10-Q, Exhibit 10.1, File No. 1-14756
10.48	Ameren Companies	*First Amendment to amended and restated Ameren Supplemental Retirement Plan, dated October 24, 2008	2008 Form 10-K, Exhibit 10.44, File No. 1-14756
10.49	Ameren Companies	*Ameren Corporation 2006 Omnibus Incentive Compensation Plan	February 16, 2006 Form 8-K, Exhibit 10.3, File No. 1-14756
Subsidiaries of the Registrant
21.1	Ameren Companies	Subsidiaries of Ameren

Consent of Experts and Counsel
23.1	Ameren	Consent of Independent Registered Public Accounting Firm with respect to Ameren
23.2	Ameren Missouri	Consent of Independent Registered Public Accounting Firm with respect to Ameren Missouri
23.3	Ameren Illinois	Consent of Independent Registered Public Accounting Firm with respect to Ameren Illinois
Power of Attorney
24.1	Ameren	Powers of Attorney with respect to Ameren
24.2	Ameren Missouri	Powers of Attorney with respect to Ameren Missouri
24.3	Ameren Illinois	Powers of Attorney with respect to Ameren Illinois
Rule 13a-14(a)/15d-14(a) Certifications
31.1	Ameren	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer of Ameren
31.2	Ameren	Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer of Ameren
31.3	Ameren Missouri	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer of Ameren Missouri
31.4	Ameren Missouri	Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer of Ameren Missouri
31.5	Ameren Illinois	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer of Ameren Illinois
31.6	Ameren Illinois	Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer of Ameren Illinois
Section 1350 Certifications
32.1	Ameren	Section 1350 Certification of Principal Executive Officer and Principal Financial Officer of Ameren
32.2	Ameren Missouri	Section 1350 Certification of Principal Executive Officer and Principal Financial Officer of Ameren Missouri
32.3	Ameren Illinois	Section 1350 Certification of Principal Executive Officer and Principal Financial Officer of Ameren Illinois
Additional Exhibits
99.1	Ameren Companies	Amended and Restated Tax Allocation Agreement, dated as of November 21, 2013	2013 Form 10-K, Exhibit 99.1, File No. 1-14756
Interactive Data Files
101.INS	Ameren Companies	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
101.SCH	Ameren Companies	XBRL Taxonomy Extension Schema Document
101.CAL	Ameren Companies	XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB	Ameren Companies	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Ameren Companies	XBRL Taxonomy Extension Presentation Linkbase Document
101.DEF	Ameren Companies	XBRL Taxonomy Extension Definition Document
104	Ameren Companies	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)
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

AMEREN CORPORATION (registrant)

Date:	February 22, 2021	By	/s/ Warner L. Baxter
Warner L. Baxter Chairman, President and Chief Executive Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

	/s/ Warner L. Baxter	Chairman, President and Chief Executive Officer, and Director (Principal Executive Officer)	February 22, 2021
Warner L. Baxter

	/s/ Michael L. Moehn	Executive Vice President and Chief Financial Officer (Principal Financial Officer)	February 22, 2021
Michael L. Moehn

	/s/ Bruce A. Steinke	Senior Vice President, Finance, and Chief Accounting Officer (Principal Accounting Officer)	February 22, 2021
Bruce A. Steinke

	*	Director	February 22, 2021
Cynthia J. Brinkley

	*	Director	February 22, 2021
Catherine S. Brune

	*	Director	February 22, 2021
J. Edward Coleman

	*	Director	February 22, 2021
Ward H. Dickson

	*	Director	February 22, 2021
Noelle K. Eder

	*	Director	February 22, 2021
Ellen M. Fitzsimmons

	*	Director	February 22, 2021
Rafael Flores

	*	Director	February 22, 2021
Richard J. Harshman

	*	Director	February 22, 2021
Craig S. Ivey

	*	Director	February 22, 2021
James C. Johnson

	*	Director	February 22, 2021
Steven H. Lipstein

	*	Director	February 22, 2021
Leo S. Mackay, Jr.

	*	Director	February 22, 2021
Stephen R. Wilson

*By	/s/ Michael L. Moehn		February 22, 2021
Michael L. Moehn
Attorney-in-Fact

UNION ELECTRIC COMPANY (registrant)

Date:	February 22, 2021	By	/s/ Martin J. Lyons, Jr.
Martin J. Lyons, Jr. Chairman and President
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

	/s/ Martin J. Lyons, Jr.	Chairman and President, and Director (Principal Executive Officer)	February 22, 2021
Martin J. Lyons, Jr.

	/s/ Michael L. Moehn	Executive Vice President and Chief Financial Officer, and Director (Principal Financial Officer)	February 22, 2021
Michael L. Moehn

	/s/ Bruce A. Steinke	Senior Vice President, Finance, and Chief Accounting Officer (Principal Accounting Officer)	February 22, 2021
Bruce A. Steinke

	*	Director	February 22, 2021
Mark C. Birk

	*	Director	February 22, 2021
Fadi M. Diya

	*	Director	February 22, 2021
Chonda J. Nwamu

*By	/s/ Michael L. Moehn		February 22, 2021
Michael L. Moehn
Attorney-in-Fact

AMEREN ILLINOIS COMPANY (registrant)

Date:	February 22, 2021	By	/s/ Richard J. Mark
Richard J. Mark Chairman and President
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

	/s/ Richard J. Mark	Chairman and President, and Director (Principal Executive Officer)	February 22, 2021
Richard J. Mark

	/s/ Michael L. Moehn	Executive Vice President and Chief Financial Officer, and Director (Principal Financial Officer)	February 22, 2021
Michael L. Moehn

	/s/ Bruce A. Steinke	Senior Vice President, Finance, and Chief Accounting Officer (Principal Accounting Officer)	February 22, 2021
Bruce A. Steinke

	*	Director	February 22, 2021
Chonda J. Nwamu

	*	Director	February 22, 2021
Theresa A. Shaw

	*	Director	February 22, 2021
David N. Wakeman

*By	/s/ Michael L. Moehn		February 22, 2021
Michael L. Moehn
Attorney-in-Fact