Form 10-Q
period 2021-03-31
AMEREN CORP; Ameren Illinois Co; UNION ELECTRIC CO
filed 2021-05-10
CIK 1002910, 18654, 100826

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
for the Quarterly Period Ended March 31, 2021

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

Ameren Corporation	☐
Union Electric Company	☐
Ameren Illinois Company	☐
Indicate by check mark whether each registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Ameren Corporation	Yes	☐	No	☒
Union Electric Company	Yes	☐	No	☒
Ameren Illinois Company	Yes	☐	No	☒
The number of shares outstanding of each registrant’s classes of common stock as of April 30, 2021, was as follows:

Registrant	Title of each class of common stock	Shares outstanding
Ameren Corporation	Common stock, $0.01 par value per share	255,552,619
Union Electric Company	Common stock, $5 par value per share, held by Ameren Corporation	102,123,834
Ameren Illinois Company	Common stock, no par value, held by Ameren Corporation	25,452,373
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
Form 10-K – The combined Annual Report on Form 10-K for the year ended December 31, 2020, filed by the Ameren Companies with the SEC.

FORWARD-LOOKING STATEMENTS
Statements in this report not based on historical facts are considered “forward-looking” and, accordingly, involve risks and uncertainties that could cause actual results to differ materially from those discussed. Although such forward-looking statements have been made in good faith and are based on reasonable assumptions, there is no assurance that the expected results will be achieved. These statements include (without limitation) statements as to future expectations, beliefs, plans, projections, strategies, targets, estimates, objectives, events, conditions, and financial performance. In connection with the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995, we are providing this cautionary statement to identify important factors that could cause actual results to differ materially from those anticipated. The following factors, in addition to those discussed within Risk Factors in the Form 10-K and in this report, and elsewhere in this report and in our other filings with the SEC, could cause actual results to differ materially from management expectations suggested in such forward-looking statements:
•regulatory, judicial, or legislative actions, and any changes in regulatory policies and ratemaking determinations, that may change regulatory recovery mechanisms, such as those that may result from potential future orders and Ameren Missouri’s electric service and natural gas delivery service regulatory rate reviews filed with the MoPSC in March 2021, the July 2020 appeal filed by Ameren Missouri, Ameren Illinois, and ATXI challenging the refund period related to the May 2020 FERC order determining the allowed base ROE under the MISO tariff, the July 2020 appeal filed by Ameren Missouri, Ameren Illinois, and ATXI challenging the FERC’s rehearing denials in the transmission formula rate revision cases, Ameren Illinois’ request for rehearing of the March 2021 FERC order related to Ameren Illinois’ 2020 transmission formula rate update, and Ameren Illinois’ electric distribution service rate reconciliation request filed with the ICC in April 2021;
•the length and severity of the COVID-19 pandemic, and its impacts on our business continuity plans and our results of operations, financial position, and liquidity, including but not limited to changes in customer demand resulting in changes to sales volumes, customers’ payment for our services and their use of deferred payment arrangements, future regulatory or legislative actions that could require suspension of customer disconnections and/or late fees, among other things, for an extended period of time, the health and welfare of our workforce and contractors, supplier disruptions, delays in the completion of construction projects, which could impact our expected capital expenditures and rate base growth, Ameren Missouri’s ability to recover any forgone customer late fee revenues or incremental costs, our ability to meet customer energy-efficiency program goals and earn performance incentives related to those programs, changes in how we operate our business and increased data security risks as a result of the transition to remote working arrangements for a significant portion of our workforce, and our ability to access the capital markets on reasonable terms and when needed;
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
•Ameren Missouri’s ability to construct and/or acquire wind, solar, and other renewable energy generation facilities, retire energy centers, and implement new or existing customer energy-efficiency programs, including any such construction, acquisition, retirement, or implementation in connection with its Smart Energy Plan, the 2020 IRP, or our emissions reduction goals, and to recover its cost of investment, related return, and, in the case of customer energy-efficiency programs, any lost margins in a timely manner, which is affected by the ability to obtain all necessary regulatory and project approvals, including certificates of convenience and necessity from the MoPSC or any other required approvals for the addition of renewable resources;
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

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS.

AMEREN CORPORATION
CONSOLIDATED STATEMENT OF INCOME AND COMPREHENSIVE INCOME
(Unaudited) (In millions, except per share amounts)

	Three Months Ended March 31,
	2021	2020
Operating Revenues:
Electric	$1,156	$1,120
Natural gas	410	320
Total operating revenues	1,566	1,440
Operating Expenses:
Fuel	65	140
Purchased power	191	134
Natural gas purchased for resale	165	107
Other operations and maintenance	420	438
Depreciation and amortization	281	255
Taxes other than income taxes	128	125
Total operating expenses	1,250	1,199
Operating Income	316	241
Other Income, Net	46	21
Interest Charges	100	93
Income Before Income Taxes	262	169
Income Taxes	27	21
Net Income	235	148
Less: Net Income Attributable to Noncontrolling Interests	2	2
Net Income Attributable to Ameren Common Shareholders	$233	$146

Net Income	$235	$148
Other Comprehensive Income, Net of Taxes
Pension and other postretirement benefit plan activity, net of income taxes of $— and $—, respectively	1	1
Comprehensive Income	236	149
Less: Comprehensive Income Attributable to Noncontrolling Interests	2	2
Comprehensive Income Attributable to Ameren Common Shareholders	$234	$147

Earnings per Common Share – Basic	$0.92	$0.59

Earnings per Common Share – Diluted	$0.91	$0.59

Weighted-average Common Shares Outstanding – Basic	254.4	246.4
Weighted-average Common Shares Outstanding – Diluted	255.9	248.1
The accompanying notes are an integral part of these consolidated financial statements.

AMEREN CORPORATION
CONSOLIDATED BALANCE SHEET
(Unaudited) (In millions, except per share amounts)

	March 31, 2021	December 31, 2020
ASSETS
Current Assets:
Cash and cash equivalents	$6	$139
Accounts receivable – trade (less allowance for doubtful accounts of $47 and $50, respectively)	464	415
Unbilled revenue	210	269
Miscellaneous accounts receivable	61	65
Inventories	467	521
Restricted cash	134	17
Current regulatory assets	367	109
Other current assets	114	118
Total current assets	1,823	1,653
Property, Plant, and Equipment, Net	27,307	26,807
Investments and Other Assets:
Nuclear decommissioning trust fund	1,010	982
Goodwill	411	411
Regulatory assets	1,249	1,100
Other assets	989	1,077
Total investments and other assets	3,659	3,570
TOTAL ASSETS	$32,789	$32,030
LIABILITIES AND EQUITY
Current Liabilities:
Current maturities of long-term debt	$8	$8
Short-term debt	889	490
Accounts and wages payable	581	958
Taxes accrued	128	82
Interest accrued	84	114
Current regulatory liabilities	225	121
Other current liabilities	392	407
Total current liabilities	2,307	2,180
Long-term Debt, Net	11,527	11,078
Deferred Credits and Other Liabilities:
Accumulated deferred income taxes and tax credits, net	3,253	3,211
Regulatory liabilities	5,230	5,282
Asset retirement obligations	705	696
Pension and other postretirement benefits	38	37
Other deferred credits and liabilities	452	466
Total deferred credits and other liabilities	9,678	9,692
Commitments and Contingencies (Notes 2, 9, and 10)
Ameren Corporation Shareholders’ Equity:
Common stock, $.01 par value, 400.0 shares authorized – shares outstanding of 255.5 and 253.3, respectively	3	3
Other paid-in capital, principally premium on common stock	6,295	6,179
Retained earnings	2,850	2,757
Accumulated other comprehensive loss	—	(1)
Total Ameren Corporation shareholders’ equity	9,148	8,938
Noncontrolling Interests	129	142
Total equity	9,277	9,080
TOTAL LIABILITIES AND EQUITY	$32,789	$32,030
The accompanying notes are an integral part of these consolidated financial statements.

AMEREN CORPORATION
CONSOLIDATED STATEMENT OF CASH FLOWS
(Unaudited) (In millions)
	Three Months Ended March 31,
	2021	2020
Cash Flows From Operating Activities:
Net income	$235	$148
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	295	263
Amortization of nuclear fuel	—	23
Amortization of debt issuance costs and premium/discounts	5	5
Deferred income taxes and investment tax credits, net	26	23
Allowance for equity funds used during construction	(7)	(4)
Stock-based compensation costs	6	6
Other	8	17
Changes in assets and liabilities:
Receivables	(5)	(5)
Inventories	54	23
Accounts and wages payable	(252)	(221)
Taxes accrued	60	47
Regulatory assets and liabilities	(421)	(14)
Assets, other	(9)	(3)
Liabilities, other	(34)	(18)
Pension and other postretirement benefits	4	—
Net cash provided by (used in) operating activities	(35)	290
Cash Flows From Investing Activities:
Capital expenditures	(694)	(636)
Wind generation expenditures	(193)	—
Nuclear fuel expenditures	(1)	(35)
Purchases of securities – nuclear decommissioning trust fund	(152)	(96)
Sales and maturities of securities – nuclear decommissioning trust fund	150	81
Other	1	2
Net cash used in investing activities	(889)	(684)
Cash Flows From Financing Activities:
Dividends on common stock	(140)	(122)
Dividends paid to noncontrolling interest holders	(2)	(2)
Short-term debt, net	399	175
Maturities of long-term debt	—	(85)
Issuances of long-term debt	450	465
Issuances of common stock	125	13
Redemptions of Ameren Illinois preferred stock	(13)	—
Employee payroll taxes related to stock-based compensation	(17)	(20)
Debt issuance costs	(3)	(3)
Other	(4)	—
Net cash provided by financing activities	795	421
Net change in cash, cash equivalents, and restricted cash	(129)	27
Cash, cash equivalents, and restricted cash at beginning of year	301	176
Cash, cash equivalents, and restricted cash at end of period	$172	$203
The accompanying notes are an integral part of these consolidated financial statements.

AMEREN CORPORATION
CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY
(Unaudited) (In millions, except per share amounts)

	Three Months Ended March 31,
	2021	2020
Common Stock	$3	$2

Other Paid-in Capital:
Beginning of year	6,179	5,694
Settlement of forward sale agreement through common shares issuance	113	—
Shares issued under the DRPlus and 401(k) plan	12	13
Stock-based compensation activity	(9)	(12)
Other paid-in capital, end of period	6,295	5,695

Retained Earnings:
Beginning of year	2,757	2,380
Net income attributable to Ameren common shareholders	233	146
Dividends on common stock	(140)	(122)
Retained earnings, end of period	2,850	2,404

Accumulated Other Comprehensive Income (Loss):
Deferred retirement benefit costs, beginning of year	(1)	(17)
Change in deferred retirement benefit costs	1	1
Deferred retirement benefit costs, end of period	—	(16)
Total accumulated other comprehensive loss, end of period	—	(16)
Total Ameren Corporation Shareholders’ Equity	$9,148	$8,085

Noncontrolling Interests:
Beginning of year	142	142
Net income attributable to noncontrolling interest holders	2	2
Dividends paid to noncontrolling interest holders	(2)	(2)
Redemptions of Ameren Illinois preferred stock	(13)	—
Noncontrolling interests, end of period	129	142
Total Equity	$9,277	$8,227

Common stock shares outstanding at beginning of year	253.3	246.2
Shares issued under forward sale agreement	1.6	—
Shares issued under the DRPlus and 401(k) plan	0.1	0.2
Shares issued for stock-based compensation	0.5	0.5
Common stock shares outstanding at end of period	255.5	246.9

Dividends per common share	$0.550	$0.495
The accompanying notes are an integral part of these consolidated financial statements.

UNION ELECTRIC COMPANY (d/b/a AMEREN MISSOURI)
STATEMENT OF INCOME (LOSS)
(Unaudited) (In millions)

	Three Months Ended March 31,
	2021	2020
Operating Revenues:
Electric	$641	$631
Natural gas	63	49
Total operating revenues	704	680
Operating Expenses:
Fuel	65	140
Purchased power	88	39
Natural gas purchased for resale	31	18
Other operations and maintenance	225	239
Depreciation and amortization	156	139
Taxes other than income taxes	77	79
Total operating expenses	642	654
Operating Income	62	26
Other Income, Net	23	4
Interest Charges	39	40
Income (Loss) Before Income Taxes	46	(10)
Income Tax Benefit	(2)	(1)
Net Income (Loss)	48	(9)
Preferred Stock Dividends	1	1
Net Income (Loss) Available to Common Shareholder	$47	$(10)
The accompanying notes as they relate to Ameren Missouri are an integral part of these financial statements.

UNION ELECTRIC COMPANY (d/b/a AMEREN MISSOURI)
BALANCE SHEET
(Unaudited) (In millions, except per share amounts)

	March 31, 2021	December 31, 2020
ASSETS
Current Assets:
Cash and cash equivalents	$1	$136
Advances to money pool	—	139
Accounts receivable – trade (less allowance for doubtful accounts of $15 and $16, respectively)	156	166
Accounts receivable – affiliates	69	57
Unbilled revenue	109	133
Miscellaneous accounts receivable	43	36
Inventories	362	386
Current regulatory assets	141	60
Other current assets	70	79
Total current assets	951	1,192
Property, Plant, and Equipment, Net	14,221	13,879
Investments and Other Assets:
Nuclear decommissioning trust fund	1,010	982
Regulatory assets	413	347
Other assets	375	383
Total investments and other assets	1,798	1,712
TOTAL ASSETS	$16,970	$16,783
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Current maturities of long-term debt	$8	$8
Short-term debt	204	—
Accounts and wages payable	267	501
Accounts payable – affiliates	40	46
Taxes accrued	85	42
Interest accrued	46	53
Current asset retirement obligations	59	60
Other current liabilities	116	123
Total current liabilities	825	833
Long-term Debt, Net	5,096	5,096
Deferred Credits and Other Liabilities:
Accumulated deferred income taxes and tax credits, net	1,756	1,742
Regulatory liabilities	3,130	3,110
Asset retirement obligations	700	691
Pension and other postretirement benefits	34	35
Other deferred credits and liabilities	59	66
Total deferred credits and other liabilities	5,679	5,644
Commitments and Contingencies (Notes 2, 8, 9, and 10)
Shareholders’ Equity:
Common stock, $5 par value, 150.0 shares authorized – 102.1 shares outstanding	511	511
Other paid-in capital, principally premium on common stock	2,631	2,518
Preferred stock	80	80
Retained earnings	2,148	2,101
Total shareholders’ equity	5,370	5,210
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$16,970	$16,783
The accompanying notes as they relate to Ameren Missouri are an integral part of these financial statements.

UNION ELECTRIC COMPANY (d/b/a AMEREN MISSOURI)
STATEMENT OF CASH FLOWS
(Unaudited) (In millions)

	Three Months Ended March 31,
	2021	2020
Cash Flows From Operating Activities:
Net income (loss)	$48	$(9)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	171	148
Amortization of nuclear fuel	—	23
Amortization of debt issuance costs and premium/discounts	1	2
Deferred income taxes and investment tax credits, net	4	(5)
Allowance for equity funds used during construction	(4)	(2)
Other	3	2
Changes in assets and liabilities:
Receivables	20	(3)
Inventories	24	(18)
Accounts and wages payable	(201)	(172)
Taxes accrued	39	55
Regulatory assets and liabilities	(164)	16
Assets, other	13	2
Liabilities, other	(9)	—
Pension and other postretirement benefits	4	2
Net cash provided by (used in) operating activities	(51)	41
Cash Flows From Investing Activities:
Capital expenditures	(341)	(278)
Wind generation expenditures	(193)	—
Nuclear fuel expenditures	(1)	(35)
Purchases of securities – nuclear decommissioning trust fund	(152)	(96)
Sales and maturities of securities – nuclear decommissioning trust fund	150	81
Money pool advances, net	139	—
Net cash used in investing activities	(398)	(328)
Cash Flows From Financing Activities:
Dividends on preferred stock	(1)	(1)
Short-term debt, net	204	(104)
Maturities of long-term debt	—	(85)
Issuances of long-term debt	—	465
Capital contribution from parent	113	—
Debt issuance costs	—	(3)
Net cash provided by financing activities	316	272
Net change in cash, cash equivalents, and restricted cash	(133)	(15)
Cash, cash equivalents, and restricted cash at beginning of year	145	39
Cash, cash equivalents, and restricted cash at end of period	$12	$24
The accompanying notes as they relate to Ameren Missouri are an integral part of these financial statements.

UNION ELECTRIC COMPANY (d/b/a AMEREN MISSOURI)
STATEMENT OF SHAREHOLDERS’ EQUITY
(Unaudited) (In millions)

	Three Months Ended March 31,
	2021	2020
Common Stock	$511	$511

Other Paid-in Capital:
Beginning of year	2,518	2,027
Capital contribution from parent	113	—
Other paid-in capital, end of period	2,631	2,027

Preferred Stock	80	80

Retained Earnings:
Beginning of year	2,101	1,731
Net income (loss)	48	(9)
Dividends on preferred stock	(1)	(1)
Retained earnings, end of period	2,148	1,721

Total Shareholders’ Equity	$5,370	$4,339
The accompanying notes as they relate to Ameren Missouri are an integral part of these financial statements.

AMEREN ILLINOIS COMPANY (d/b/a AMEREN ILLINOIS)
STATEMENT OF INCOME
(Unaudited) (In millions)

	Three Months Ended March 31,
	2021	2020
Operating Revenues:
Electric	$476	$452
Natural gas	347	271
Total operating revenues	823	723
Operating Expenses:
Purchased power	106	98
Natural gas purchased for resale	134	89
Other operations and maintenance	194	199
Depreciation and amortization	115	107
Taxes other than income taxes	46	42
Total operating expenses	595	535
Operating Income	228	188
Other Income, Net	14	11
Interest Charges	42	39
Income Before Income Taxes	200	160
Income Taxes	50	39
Net Income	150	121
Preferred Stock Dividends	1	1
Net Income Available to Common Shareholder	$149	$120
The accompanying notes as they relate to Ameren Illinois are an integral part of these financial statements.

AMEREN ILLINOIS COMPANY (d/b/a AMEREN ILLINOIS)
BALANCE SHEET
(Unaudited) (In millions)

	March 31, 2021	December 31, 2020
ASSETS
Current Assets:
Cash and cash equivalents	$—	$—
Accounts receivable – trade (less allowance for doubtful accounts of $32 and $34, respectively)	293	234
Accounts receivable – affiliates	71	64
Unbilled revenue	101	136
Miscellaneous accounts receivable	5	12
Inventories	105	135
Restricted cash	125	6
Current regulatory assets	217	37
Other current assets	24	23
Total current assets	941	647
Property, Plant, and Equipment, Net	11,358	11,201
Investments and Other Assets:
Goodwill	411	411
Regulatory assets	820	742
Other assets	442	534
Total investments and other assets	1,673	1,687
TOTAL ASSETS	$13,972	$13,535
LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
Short-term debt	$323	$—
Borrowings from money pool	—	19
Accounts and wages payable	255	363
Accounts payable – affiliates	43	51
Customer deposits	70	74
Current regulatory liabilities	200	88
Other current liabilities	207	221
Total current liabilities	1,098	816
Long-term Debt, Net	3,947	3,946
Deferred Credits and Other Liabilities:
Accumulated deferred income taxes and investment tax credits, net	1,430	1,367
Regulatory liabilities	1,988	2,063
Pension and other postretirement benefits	67	69
Environmental remediation	51	57
Other deferred credits and liabilities	249	251
Total deferred credits and other liabilities	3,785	3,807
Commitments and Contingencies (Notes 2, 8 and 9)
Shareholders' Equity:
Common stock, no par value, 45.0 shares authorized – 25.5 shares outstanding	—	—
Other paid-in capital	2,692	2,652
Preferred stock	49	62
Retained earnings	2,401	2,252
Total shareholders' equity	5,142	4,966
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$13,972	$13,535
The accompanying notes as they relate to Ameren Illinois are an integral part of these financial statements.

AMEREN ILLINOIS COMPANY (d/b/a AMEREN ILLINOIS)
STATEMENT OF CASH FLOWS
(Unaudited) (In millions)

	Three Months Ended March 31,
	2021	2020
Cash Flows From Operating Activities:
Net income	$150	$121
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	115	106
Amortization of debt issuance costs and premium/discounts	3	2
Deferred income taxes and investment tax credits, net	53	22
Other	3	(2)
Changes in assets and liabilities:
Receivables	(24)	(6)
Inventories	30	41
Accounts and wages payable	(40)	(20)
Taxes accrued	3	16
Regulatory assets and liabilities	(255)	(28)
Assets, other	(15)	(4)
Liabilities, other	(9)	(14)
Pension and other postretirement benefits	(1)	(2)
Net cash provided by operating activities	13	232
Cash Flows From Investing Activities:
Capital expenditures	(337)	(324)
Other	—	1
Net cash used in investing activities	(337)	(323)
Cash Flows From Financing Activities:
Dividends on preferred stock	(1)	(1)
Short-term debt, net	323	7
Money pool borrowings, net	(19)	—
Capital contributions from parent	40	100
Redemption of preferred stock	(13)	—
Other	(4)	—
Net cash provided by financing activities	326	106
Net change in cash, cash equivalents, and restricted cash	2	15
Cash, cash equivalents and restricted cash at beginning of year	147	125
Cash, cash equivalents, and restricted cash at end of period	$149	$140
The accompanying notes as they relate to Ameren Illinois are an integral part of these financial statements.

AMEREN ILLINOIS COMPANY (d/b/a AMEREN ILLINOIS)
STATEMENT OF SHAREHOLDERS’ EQUITY
(Unaudited) (In millions)

	Three Months Ended March 31,
	2021	2020
Common Stock	$—	$—

Other Paid-in Capital:
Beginning of year	2,652	2,188
Capital contribution from parent	40	100
Other paid-in capital, end of period	2,692	2,288

Preferred Stock:
Beginning of year	62	62
Redemptions of preferred stock	(13)	—
Preferred stock, end of period	49	62

Retained Earnings:
Beginning of year	2,252	1,882
Net income	150	121
Dividends on preferred stock	(1)	(1)
Retained earnings, end of period	2,401	2,002

Total Shareholders’ Equity	$5,142	$4,352
The accompanying notes as they relate to Ameren Illinois are an integral part of these financial statements.

AMEREN CORPORATION (Consolidated)
UNION ELECTRIC COMPANY (d/b/a Ameren Missouri)
AMEREN ILLINOIS COMPANY (d/b/a Ameren Illinois)
COMBINED NOTES TO FINANCIAL STATEMENTS
(Unaudited)
March 31, 2021
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
The COVID-19 pandemic continues to affect our results of operations, financial position, and liquidity, but we expect a gradual improvement in sales volumes in 2021, compared to 2020. In the first three months of 2021, our sales volumes were comparable to the same period in 2020, excluding the estimated effects of weather and customer energy-efficiency programs. However, we experienced an increase in our accounts receivable balances that were past due or that were a part of a deferred payment arrangement, and a decline in our cash collections from customers. The continued effect of the COVID-19 pandemic on our results of operations, financial position, and liquidity in subsequent periods will depend on its severity and longevity, future regulatory or legislative actions with respect thereto, and the resulting impact on business, economic, and capital market conditions. In general, restrictions on social activities and nonessential businesses implemented in our service territories in 2020 have been relaxed. However, certain restrictions remain in place that limit individual activities and the operation of nonessential businesses and additional restrictions may be imposed in the future.
We continue to assess the impacts the COVID-19 pandemic is having on our businesses, including but not limited to impacts on our liquidity; demand for residential, commercial, and industrial electric and natural gas services; changes in deferred payment arrangements for customers; the timing and extent to which recovery of incremental costs incurred, net of savings, and forgone customer late fee revenues at Ameren Missouri is allowed by the MoPSC; changes in our ability to disconnect customers for nonpayment; bad debt expense; supply chain operations; the availability of our employees and contractors; counterparty credit; capital construction; infrastructure operations and maintenance; energy-efficiency programs; and pension valuations. In March 2021, the MoPSC approved accounting authority orders that allowed Ameren Missouri to accumulate $9 million of certain costs incurred related to the COVID-19 pandemic, net of savings, as well as forgone customer late fees and reconnection fee revenues from March 2020 to March 2021, for potential recovery in the current electric and natural gas service regulatory rate reviews. While the revenues from Ameren Illinois’ electric distribution business, residential and small nonresidential customers of Ameren Illinois’ natural gas distribution business, and Ameren Illinois’ and ATXI’s electric transmission businesses are decoupled from changes in sales volumes, earnings at Ameren Missouri and those associated with Ameren Illinois’ large nonresidential natural gas customers are exposed to such changes. Regarding uncollectible accounts receivable, Ameren Illinois’ electric distribution and natural gas distribution businesses have bad debt riders, which provide for recovery of bad debt write-offs, net of any subsequent recoveries. Ameren Missouri does not have a bad debt rider or tracker, and thus its earnings are exposed to increases in bad debt expense, absent regulatory relief. However, Ameren Missouri does not expect a material impact to earnings from increases in bad debt expense. As of March 31, 2021, accounts receivable balances that were 30 days or greater past due or that were a part of a deferred payment arrangement represented 27%, 19%, and 32%, or $137 million, $33 million, and $104 million, of Ameren’s, Ameren Missouri’s, and Ameren Illinois’ customer trade receivables before allowance for doubtful accounts, respectively. As of March 31, 2020, these percentages were 21%, 16%, and 25%, or $99 million, $29 million, and $70 million, for Ameren, Ameren Missouri, and Ameren Illinois, respectively. For information regarding Ameren Illinois’ suspension and subsequent reinstatement of customer disconnections and late fee charges for nonpayment and Ameren Missouri’s accounting authority orders related to the COVID-19 pandemic, see Note 2 – Rate and Regulatory Matters below.
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
Variable Interest Entities
As of March 31, 2021, and December 31, 2020, Ameren had unconsolidated variable interests as a limited partner in various equity method investments, totaling $41 million and $37 million, respectively, included in “Other assets” on Ameren’s consolidated balance sheet. Ameren is not the primary beneficiary of these investments because it does not have the power to direct matters that most significantly affect the activities of these variable interest entities. As of March 31, 2021, the maximum exposure to loss related to these variable interests is limited to the investment in these partnerships of $41 million plus associated outstanding funding commitments of $33 million.
Company-owned Life Insurance
Ameren and Ameren Illinois have company-owned life insurance, which is recorded at the net cash surrender value. The net cash surrender value is the amount that can be realized under the insurance policies at the balance sheet date. As of March 31, 2021, the cash surrender value of company-owned life insurance at Ameren and Ameren Illinois was $275 million (December 31, 2020 – $272 million) and $117 million (December 31, 2020 – $115 million), respectively, while total borrowings against the policies were $107 million (December 31, 2020 – $107 million) at both Ameren and Ameren Illinois. Ameren and Ameren Illinois have the right to offset the borrowings against the cash surrender value of the policies and, consequently, present the net asset in “Other assets” on their respective balance sheets.
NOTE 2 – RATE AND REGULATORY MATTERS
Below is a summary of updates to significant regulatory proceedings and related legal proceedings. See Note 2 – Rate and Regulatory Matters under Part II, Item 8, of the Form 10-K for additional information and a summary of our regulatory frameworks. We are unable to predict the ultimate outcome of these matters, the timing of final decisions of the various agencies and courts, or the impact on our results of operations, financial position, or liquidity.
Missouri
2021 Electric Service Regulatory Rate Review
In March 2021, Ameren Missouri filed a request with the MoPSC seeking approval to increase its annual revenues for electric service by $299 million. The electric rate increase request is based on a 9.9% ROE, a capital structure composed of 51.9% common equity, a rate base of $10.0 billion, and a test year ended December 31, 2020, with certain pro-forma adjustments expected through an anticipated true-up date of September 30, 2021. Ameren Missouri also requested the continued use of the FAC and trackers for pension and postretirement benefits, uncertain income tax positions, and certain excess deferred income taxes that the MoPSC previously authorized in earlier electric rate orders. Additionally, Ameren Missouri requested to recover certain estimated costs associated with the Meramec Energy Center, which is expected to be retired in 2022, over a five-year period. Ameren Missouri requested the use of a tracker for any variances between certain costs collected in customer rates associated with the Meramec Energy Center and actual costs incurred after the date new rates become effective, which would be considered for recovery or refund in a future electric regulatory rate review. The electric rate increase request reflects the following:
•increased infrastructure investments made under Ameren Missouri’s Smart Energy Plan;
•the impact of the transition to a cleaner generation portfolio, including advancing the retirement dates of the Sioux and Rush Island energy centers consistent with Ameren Missouri’s 2020 IRP and 700 MWs of wind generation investment for the High Prairie and Atchison renewable energy centers, which are mitigated by reductions resulting from the request to recover certain Meramec Energy Center costs over a five-year period and the associated tracker;
•decreased weather-normalized customer sales volumes; and
•increased pension and other post-retirement benefits and tax amortization expenses, partially offset by decreased other operations and maintenance expenses.
The MoPSC proceeding relating to the proposed electric service rate changes will take place over a period of up to 11 months, with a decision by the MoPSC expected by February 2022 and new rates effective by March 2022. Ameren Missouri cannot predict the level of any electric service rate change the MoPSC may approve, whether the requested regulatory recovery mechanisms will be approved, or whether any rate change that may eventually be approved will be sufficient for Ameren Missouri to recover its costs and earn a reasonable return on its investments when the rate change goes into effect.
Wind Generation Facility
In January 2021, Ameren Missouri acquired an up-to 300-MW wind generation project located in northwestern Missouri and partially placed it in service as the Atchison Renewable Energy Center. As of the date of this filing, Ameren Missouri has placed approximately half of the project in service, representing a purchase price of approximately $250 million, including an immaterial amount of transaction costs. Ameren Missouri expects the remaining MWs of the project to be in service by the end of September 2021. The Atchison Renewable Energy Center will support Ameren Missouri’s compliance with the Missouri renewable energy standard.
2021 Natural Gas Delivery Service Regulatory Rate Review
In March 2021, Ameren Missouri filed a request with the MoPSC seeking approval to increase its annual revenues for natural gas delivery service by $9 million. The natural gas rate increase request is based on a 9.8% ROE, a capital structure composed of 51.9% common equity, a rate base of $310 million, and a test year ended December 31, 2020, with certain pro-forma adjustments expected through an anticipated true-up date of September 30, 2021. The request includes the continued use of the PGA, ISRS, and DCA and trackers for pension and other postretirement benefits and certain excess deferred taxes that the MoPSC previously authorized in earlier natural gas rate orders.
The MoPSC proceeding relating to the proposed natural gas delivery service rate changes will take place over a period of up to 11 months, with a decision by the MoPSC expected by February 2022 and new rates effective by March 2022. Ameren Missouri cannot predict the level of any natural gas delivery service rate change the MoPSC may approve, or whether any rate change that may eventually be approved will be sufficient for Ameren Missouri to recover its costs and earn a reasonable return on its investments when the rate change goes into effect.
Accounting Authority Orders Related to COVID-19 Pandemic Costs
In March 2021, the MoPSC issued orders approving nonunanimous stipulation and agreements related to Ameren Missouri’s electric and natural gas service accounting authority order requests. The orders allowed Ameren Missouri to accumulate $9 million of certain costs incurred related to the COVID-19 pandemic, net of cost savings, as well as forgone customer late fee and reconnection fee revenues from March 2020 to March 2021, for potential recovery in the electric and natural gas service regulatory rate reviews discussed above. As of March 31, 2021, Ameren Missouri deferred other operations and maintenance expenses of $5 million as a regulatory asset related to the accounting authority orders. If approved for recovery, Ameren Missouri would recognize the remaining $4 million associated with forgone customer late fee and reconnection fee revenue when billed to customers.
Illinois
Electric Distribution Service Rates
In April 2021, Ameren Illinois filed its annual electric distribution service performance-based formula rate update with the ICC, requesting an increase of $64 million in its rates. This update reflects an increase to the annual performance-based formula rate based on 2020 actual costs, an increase to include the 2020 revenue requirement reconciliation adjustment, and an increase for the conclusion of the 2019 revenue requirement reconciliation adjustment, which will be fully refunded to customers in 2021, consistent with the ICC’s December 2020 annual update filing order. It also reflects an increase based on expected net plant additions for 2021. An ICC decision in this proceeding is expected by December 2021, with new rates effective January 2022.
Electric Distribution Service Rate Reconciliation Tariff
In March 2021, the ICC issued an order approving Ameren Illinois’ requested tariff to reconcile its electric distribution service revenue requirement for a period of up to two years after the final customer rate update under performance-based formula ratemaking. To utilize the reconciliation, the ICC-approved tariff requires Ameren Illinois to file a traditional regulatory rate review for its electric distribution service, which may be based on a future test year, by the end of March in the year following the last year in which an annual performance-based formula rate update was permitted. Pursuant to this order, and without legislative change or Ameren Illinois’ election to no longer use performance-based formula ratemaking, Ameren Illinois’ 2022 and 2023 revenues would reflect each year’s actual costs, year-end rate base, and a return at the applicable WACC, with the ROE based on the annual average of the monthly yields of the 30-year United States Treasury bonds plus 580 basis points. The revenue requirement adjustment will be collected from, or refunded to, customers within two years from the end of the reconciled year.

Electric Energy Efficiency Plan
In March 2021, Ameren Illinois filed with the ICC an energy-efficiency plan which includes annual investments in electric energy-efficiency programs up to approximately $100 million per year from 2022 through 2025. The ICC has the ability to reduce the amount of electric energy-efficiency savings goals in future plan program years if there are insufficient cost-effective programs available, which could reduce the investments in electric energy-efficiency programs. The electric energy-efficiency program investments and the return on those investments are collected from customers through a rider and are not included in the electric distribution service performance-based formula ratemaking framework. A decision by the ICC in this proceeding is expected by September 2021.
QIP Reconciliation Order
In March 2021, the ICC issued an order approving Ameren Illinois’ QIP reconciliation for 2018. The ICC also found that Ameren Illinois’ natural gas capital investments recovered under the QIP during 2018 were accurate and prudent. The ICC order effectively dismissed the Illinois Attorney General’s challenge with respect to 2018 capital investments.
Service Disconnection Moratorium
From March 2020 through March 2021, the ICC limited disconnection activities and late fees for customer nonpayment to varying degrees based on customer class. In March 2021, the ICC issued an order allowing Ameren Illinois to resume disconnection activities for all residential customers through a phased-in approach, which began in April 2021 for customers with the largest past due balances and will resume by June 2021 for all remaining residential customers. The March 2021 order also requires Ameren Illinois to offer deferred payment arrangements, extending to 18 months, to all residential customers through June 2021. In addition, the order requires Ameren Illinois to extend the financial assistance program established by a June 2020 ICC order through 2021. Ameren Illinois is allowed to recover up to $4 million in costs incurred during 2021 related to this financial assistance program. These costs will be deferred as regulatory assets and the portion associated with Ameren Illinois’ electric distribution business will be recovered through its bad debt rider and the portion associated with its natural gas distribution business will be recovered through a special purpose rider.
Federal
Transmission Formula Rate Revisions
In February 2020, the MISO, on behalf of Ameren Missouri, Ameren Illinois, and ATXI, filed requests with the FERC to revise each company’s transmission formula rate calculations with respect to the calculation used for materials and supplies inventories included in rate base. In May 2020, the FERC issued orders approving the revisions prospectively. In addition, the FERC declined to order refunds for earlier periods, as requested by intervenors in Ameren Illinois’ filing, but directed its audit staff to review historical rate recovery in connection with an ongoing FERC audit. In June 2020, Ameren Missouri, Ameren Illinois, and ATXI filed requests for rehearing arguing, among other things, the revisions should be applied retrospectively to include the period January 1, 2019, to June 1, 2020, and that the FERC should not require refunds for periods prior to 2019. In July 2020, the FERC denied the rehearing requests without addressing the issues raised. In July 2020, Ameren Missouri, Ameren Illinois, and ATXI filed an appeal of the July 2020 rehearing denials to the United States Court of Appeals for the District of Columbia Circuit, which is under no deadline to address the appeal. In October 2020, the FERC issued an order reaffirming its May 2020 order and denying the arguments raised in the rehearing requests filed by Ameren Missouri, Ameren Illinois, and ATXI. Regardless of the outcome of the appeal, the impacts of the May 2020 and October 2020 orders are not expected to be material to Ameren’s, Ameren Missouri’s, or Ameren Illinois’ results of operations, financial position, or liquidity.
In March 2021, the FERC issued an order related to an intervenor challenge to Ameren Illinois’ 2020 transmission formula rate update. As a result of this order, in March 2021, Ameren Illinois recorded a regulatory liability of $9 million, largely as a reduction of electric operating revenues, to reflect expected refunds, including interest, primarily related to the historical rate recovery of materials and supplies inventories included in rate base. In April 2021, Ameren Illinois filed a request for rehearing with the FERC regarding its March 2021 order.
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
As of March 31, 2021, Ameren and Ameren Illinois had recorded current regulatory liabilities of $17 million and $9 million, respectively, to reflect the expected refunds, including interest, associated with the allowed base ROE set by the May 2020 order in the November 2013 complaint case. The increase in the FERC-allowed base ROE resulting from the May 2020 order is not material to Ameren Missouri’s results of operations, financial position, or liquidity.
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
Short-Term Borrowings
The Missouri Credit Agreement and the Illinois Credit Agreement are available to support issuances under Ameren (parent)’s, Ameren Missouri’s, and Ameren Illinois’ commercial paper programs, respectively, subject to borrowing sublimits, and the issuance of letters of credit. As of March 31, 2021, based on commercial paper outstanding and letters of credit issued under the Credit Agreements, along with cash and cash equivalents, the net liquidity available to Ameren (parent), Ameren Missouri, and Ameren Illinois, collectively, was $1.4 billion. The Ameren Companies were in compliance with the covenants in their Credit Agreements as of March 31, 2021. As of March 31, 2021, the ratios of consolidated indebtedness to consolidated total capitalization, calculated in accordance with the provisions of the Credit Agreements, were 57%, 49%, and 46% for Ameren, Ameren Missouri, and Ameren Illinois, respectively.
The following table presents commercial paper outstanding, net of issuance discounts, as of March 31, 2021, and December 31, 2020. There were no borrowings outstanding under the Credit Agreements as of March 31, 2021, or December 31, 2020.

	March 31, 2021	December 31, 2020
Ameren (parent)	$362	$490
Ameren Missouri	204	—
Ameren Illinois	323	—
Ameren consolidated	$889	$490
The following table summarizes the activity and relevant interest rates for Ameren (parent)’s, Ameren Missouri’s, and Ameren Illinois’ commercial paper issuances and borrowings under the Credit Agreements in the aggregate for the three months ended March 31, 2021 and 2020:

	Ameren (parent)	Ameren Missouri		Ameren Illinois	Ameren Consolidated
2021
Average daily amount outstanding	$454	$99		$96	$649
Weighted-average interest rate	0.25%	0.22%		0.21%	0.24%
Peak amount outstanding during period(a)	$650	$206		$353	$916
Peak interest rate	0.33%	0.25%		0.25%	0.33%
2020
Average daily amount outstanding	$157	$395		$76	$628
Weighted-average interest rate	1.94%	1.86%		1.99%	1.89%
Peak amount outstanding during period(a)	$425	$573		$150	$908
Peak interest rate	3.30%	5.05%	(b)	3.40%	5.05%	(b)
(a)The timing of peak outstanding commercial paper issuances and borrowings under the Credit Agreements varies by company. Therefore, the sum of individual company peak amounts may not equal the Ameren consolidated peak for the period.
(b)Ameren’s and Ameren Missouri’s peak interest rate was affected by temporary disruptions in the commercial paper market in the first quarter of 2020.

Money Pools
Ameren has money pool agreements with and among its subsidiaries to coordinate and provide for certain short-term cash and working capital requirements. The average interest rate for borrowings under the utility money pool for the three months ended March 31, 2021, was 0.22% (2020 – 1.93%). See Note 8 – Related-party Transactions for the amount of interest income and expense from the utility money pool arrangements recorded by Ameren Missouri and Ameren Illinois for the three months ended March 31, 2021 and 2020.
NOTE 4 – LONG-TERM DEBT AND EQUITY FINANCINGS
Ameren
For the three months ended March 31, 2021, Ameren issued a total of 0.1 million shares of common stock under its DRPlus and 401(k) plan, and received proceeds of $12 million. In addition, in the first quarter of 2021, Ameren issued 0.5 million shares of common stock valued at $33 million upon the vesting of stock-based compensation.
In February 2021, Ameren settled the remainder of the forward sale agreement by physically delivering 1.6 million shares of common stock for cash proceeds of $113 million. The proceeds were used to fund a portion of Ameren Missouri’s wind generation investments. See Note 2 - Rate and Regulatory Matters for additional information about the wind generation investments.
In March 2021, Ameren (parent) issued $450 million of 1.75% senior unsecured notes due March 2028, with interest payable semiannually on March 15 and September 15 of each year, beginning September 15, 2021. Ameren received net proceeds of $447 million, which were used for general corporate purposes, including the repayment of short-term debt.
Ameren Missouri
Ameren Missouri received capital contributions totaling $113 million from Ameren (parent) during the three months ended March 31, 2021.
Ameren Illinois
In March 2021, Ameren Illinois redeemed its 6.625% and 7.75% series preferred stock at par for $12 million and $1 million, respectively. The preferred stock of Ameren Illinois is reflected in “Noncontrolling Interests” on Ameren’s consolidated balance sheet.
Ameren Illinois received capital contributions totaling $40 million from Ameren (parent) during the three months ended March 31, 2021.
Indenture Provisions and Other Covenants
See Note 5 – Long-Term Debt and Equity Financings under Part II, Item 8, in the Form 10-K for a description of our indenture provisions and other covenants, as well as restrictions on the payment of dividends. At March 31, 2021, the Ameren Companies were in compliance with the provisions and covenants contained in their indentures and articles of incorporation, as applicable, and ATXI was in compliance with the provisions and covenants contained in its note purchase agreement.
Off-balance-sheet Arrangements
At March 31, 2021, none of the Ameren Companies had any significant off-balance-sheet financing arrangements, other than variable interest entities. See Note 1 – Summary of Significant Accounting Policies for further detail concerning variable interest entities.

NOTE 5 – OTHER INCOME, NET
The following table presents the components of “Other Income, Net” in the Ameren Companies’ statements of income for the three months ended March 31, 2021 and 2020:

	Three Months
	2021	2020
Ameren:
Allowance for equity funds used during construction	$7	$4
Interest income on industrial development revenue bonds	6	6
Other interest income	1	1
Non-service cost components of net periodic benefit income(a)	34	23
Miscellaneous income	4	2
Donations	(3)	(13)	(b)
Miscellaneous expense	(3)	(2)
Total Other Income, Net	$46	$21
Ameren Missouri:
Allowance for equity funds used during construction	$4	$2
Interest income on industrial development revenue bonds	6	6
Non-service cost components of net periodic benefit income(a)	14	5
Miscellaneous income	1	1
Donations	—	(8)	(b)
Miscellaneous expense	(2)	(2)
Total Other Income, Net	$23	$4
Ameren Illinois:
Allowance for equity funds used during construction	$3	$2
Interest income	1	1
Non-service cost components of net periodic benefit income	14	13
Miscellaneous income	—	1
Donations	(3)	(4)
Miscellaneous expense	(1)	(2)
Total Other Income, Net	$14	$11
(a)For the three months ended March 31, 2021 and 2020, the non-service cost components of net periodic benefit income were adjusted by amounts deferred of less than $(1) million and $6 million, respectively, due to a regulatory tracking mechanism for the difference between the level of such costs incurred by Ameren Missouri under GAAP and the level of such costs included in rates.
(b)Includes $8 million pursuant to Ameren Missouri’s March 2020 electric rate order. See Note 2 – Rate and Regulatory Matters under Part II, Item 8, in the Form 10-K for additional information.
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
•market values of natural gas inventories that differ from the cost of those commodities in inventory;
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

If we determine that a contract meets the definition of a derivative and is not eligible for the NPNS exception, we review the contract to determine whether the resulting gains or losses qualify for regulatory deferral. Derivative contracts that qualify for regulatory deferral are recorded at fair value, with changes in fair value recorded as regulatory assets or liabilities in the period in which the change occurs. We believe derivative losses and gains deferred as regulatory assets and liabilities are probable of recovery, or refund, through future rates charged to customers. Regulatory assets and liabilities are amortized to operating income as related losses and gains are reflected in rates charged to customers. Therefore, gains and losses on these derivatives have no effect on operating income. As of March 31, 2021, and December 31, 2020, all contracts that met the definition of a derivative and were not eligible for the NPNS exception received regulatory deferral. Cash flows for all derivative financial instruments are classified in cash flows from operating activities.
The following table presents open gross commodity contract volumes by commodity type for derivative assets and liabilities as of March 31, 2021, and December 31, 2020. As of March 31, 2021, these contracts extended through October 2023, October 2026, and May 2032 for fuel oils, natural gas and power, respectively.

	Quantity (in millions, except as indicated)
	March 31, 2021			December 31, 2020
Commodity	Ameren Missouri	Ameren Illinois	Ameren	Ameren Missouri	Ameren Illinois	Ameren
Fuel oils (in gallons)	36	—	36	43	—	43
Natural gas (in mmbtu)	34	114	148	33	114	147
Power (in MWhs)	7	7	14	6	7	13
The following table presents the carrying value and balance sheet location of all derivative commodity contracts, none of which were designated as hedging instruments, as of March 31, 2021, and December 31, 2020:

		March 31, 2021			December 31, 2020
	Balance Sheet Location	Ameren Missouri	Ameren Illinois	Ameren	Ameren Missouri	Ameren Illinois	Ameren
Fuel oils	Other current assets	$2	$—	$2	$2	$—	$2
	Other assets	3	—	3	—	—	—
Natural gas	Other current assets	2	10	12	1	8	9
	Other assets	2	4	6	2	2	4
Power	Other current assets	4	—	4	7	—	7
	Other assets	1	—	1	—	—	—
	Total assets	$14	$14	$28	$12	$10	$22
Fuel oils	Other current liabilities	$3	$—	$3	$7	$—	$7
	Other deferred credits and liabilities	—	—	—	2	—	2
Natural gas	Other current liabilities	—	—	—	1	1	2
	Other deferred credits and liabilities	—	—	—	—	1	1
Power	Other current liabilities	9	16	25	3	17	20
	Other deferred credits and liabilities	5	169	174	8	181	189
	Total liabilities	$17	$185	$202	$21	$200	$221
The Ameren Companies elect to present the fair value amounts of derivative assets and derivative liabilities subject to an enforceable master netting arrangement or similar agreement at the gross amounts on the balance sheet. However, if the gross amounts recognized on the balance sheet were netted with derivative instruments and cash collateral received or posted, the net amounts would not be materially different from the gross amounts at March 31, 2021, and December 31, 2020.
Credit Risk
In determining our concentrations of credit risk related to derivative instruments, we review our individual counterparties and categorize each counterparty into groupings according to the primary business in which each engages. As of March 31, 2021, if counterparty groups were to fail completely to perform on contracts, the Ameren Companies’ maximum exposure related to derivative assets would have been immaterial with or without consideration of the application of master netting arrangements or similar agreements and collateral held.
Certain of our derivative instruments contain collateral provisions tied to the Ameren Companies’ credit ratings. If our credit ratings were downgraded below investment grade, or if a counterparty with reasonable grounds for uncertainty regarding our ability to satisfy an obligation requested adequate assurance of performance, additional collateral postings might be required. The additional collateral required is the net liability position allowed under master netting arrangements or similar agreements, assuming (1) the credit risk-related contingent features underlying these arrangements were triggered and (2) those counterparties with rights to do so requested collateral. As of March 31, 2021, the aggregate fair value of derivative instruments with credit risk-related contingent features in a gross liability position, the cash collateral posted, and the aggregate amount of additional collateral that counterparties could require were each immaterial to Ameren, Ameren

Missouri, and Ameren Illinois.
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
We consider nonperformance risk in our valuation of derivative instruments by analyzing our own credit standing and the credit standing of our counterparties, and by considering any credit enhancements (e.g., collateral). Included in our valuation, and based on current market conditions, is a valuation adjustment for counterparty default derived from market data such as the price of credit default swaps, bond yields, and credit ratings. No material gains or losses related to valuation adjustments for counterparty default risk were recorded at Ameren, Ameren Missouri, or Ameren Illinois in the three months ended March 31, 2021 or 2020. At March 31, 2021, and December 31, 2020, the counterparty default risk valuation adjustment related to derivative contracts was immaterial for Ameren, Ameren Missouri, and Ameren Illinois.
The following table sets forth, by level within the fair value hierarchy, our assets and liabilities measured at fair value on a recurring basis as of March 31, 2021, and December 31, 2020:

	March 31, 2021					December 31, 2020
	Level 1	Level 2	Level 3	Total		Level 1	Level 2	Level 3	Total
Assets:
Ameren Missouri
Derivative assets – commodity contracts:
Fuel oils	$4	$—	$1	$5		$—	$—	$2	$2
Natural gas	—	4	—	4		—	3	—	3
Power	2	—	3	5		2	—	5	7
Total derivative assets – commodity contracts	$6	$4	$4	$14		$2	$3	$7	$12
Nuclear decommissioning trust fund:
Equity securities:
U.S. large capitalization	$679	$—	$—	$679		$680	$—	$—	$680
Debt securities:
U.S. Treasury and agency securities	—	133	—	133		—	115	—	115
Corporate bonds	—	128	—	128		—	115	—	115
Other	—	63	—	63		—	67	—	67
Total nuclear decommissioning trust fund	$679	$324	$—	$1,003	(a)	$680	$297	$—	$977	(a)
Total Ameren Missouri	$685	$328	$4	$1,017		$682	$300	$7	$989
Ameren Illinois
Derivative assets – commodity contracts:
Natural gas	$—	$10	$4	$14		$—	$6	$4	$10
Ameren
Derivative assets – commodity contracts(b)	$6	$14	$8	$28		$2	$9	$11	$22
Nuclear decommissioning trust fund(c)	679	324	—	1,003	(a)	680	297	—	977	(a)
Total Ameren	$685	$338	$8	$1,031		$682	$306	$11	$999
Liabilities:
Ameren Missouri
Derivative liabilities – commodity contracts:
Fuel oils	$1	$—	$2	$3		$6	$—	$3	$9
Natural gas	—	—	—	—		—	1	—	1
Power	8	—	6	14		8	—	3	11
Total Ameren Missouri	$9	$—	$8	$17		$14	$1	$6	$21
Ameren Illinois
Derivative liabilities – commodity contracts:
Natural gas	$—	$—	$—	$—		$—	$1	$1	$2
Power	—	—	185	185		—	—	198	198
Total Ameren Illinois	$—	$—	$185	$185		$—	$1	$199	$200
Ameren
Derivative liabilities – commodity contracts(b)	$9	$—	$193	$202		$14	$2	$205	$221

(a)Balance excludes $7 million and $5 million of cash and cash equivalents, receivables, payables, and accrued income, net, for March 31, 2021, and December 31, 2020, respectively.
(b)See the Ameren Missouri and Ameren Illinois sections of the table for a breakout of the fair value of Ameren’s derivative assets and liabilities by type of commodity.
(c)See the Ameren Missouri section of the table for a breakout of the fair value of Ameren's nuclear decommissioning trust fund by investment type.
Level 3 fuel oils and natural gas derivative contract assets and liabilities measured at fair value on a recurring basis were immaterial for all periods presented. The following table presents the fair value reconciliation of Level 3 power derivative contract assets and liabilities measured at fair value on a recurring basis for the three months ended March 31, 2021 and 2020:

	2021			2020
	Ameren Missouri	Ameren Illinois	Ameren	Ameren Missouri	Ameren Illinois	Ameren
For the three months ended March 31:
Beginning balance at January 1	$2	$(198)	$(196)	$13	$(224)	$(211)
Realized and unrealized gains/(losses) included in regulatory assets/liabilities	(5)	9	4	11	(21)	(10)
Settlements	—	4	4	(7)	4	(3)
Ending balance at March 31	$(3)	$(185)	$(188)	$17	$(241)	$(224)
Change in unrealized gains/(losses) related to assets/liabilities held at March 31	$(3)	$9	$6	$10	$(21)	$(11)
All gains or losses related to our Level 3 derivative commodity contracts are expected to be recovered or returned through customer rates; therefore, there is no impact to either net income or other comprehensive income resulting from changes in the fair value of these instruments.
The following table describes the valuation techniques and significant unobservable inputs utilized for the fair value of our Level 3 power derivative contract assets and liabilities as of March 31, 2021, and December 31, 2020:

		Fair Value					Weighted Average(b)
	Commodity	Assets	Liabilities	Valuation Technique(s)	Unobservable Input(a)	Range
2021	Power(c)	$3	$(191)	Discounted cash flow	Average forward peak and off-peak pricing – forwards/swaps ($/MWh)	23 – 40	29
					Nodal basis ($/MWh)	(5) – 0	(1)
					Trend rate (%)	2 – 5	3
2020	Power(c)	$5	$(201)	Discounted cash flow	Average forward peak and off-peak pricing – forwards/swaps ($/MWh)	23 – 37	29
					Nodal basis ($/MWh)	(6) – 0	(2)
					Trend rate (%)	2 – 6	3
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

The following table sets forth the carrying amount and, by level within the fair value hierarchy, the fair value of financial assets and liabilities disclosed, but not recorded, at fair value as of March 31, 2021, and December 31, 2020:

	Carrying Amount		Fair Value
			Level 1	Level 2	Level 3		Total
	March 31, 2021
Ameren:
Cash, cash equivalents, and restricted cash	$172		$172	$—	$—		$172
Investments in industrial development revenue bonds(a)	256		—	256	—		256
Short-term debt	889		—	889	—		889
Long-term debt (including current portion)(a)	11,535	(b)	—	12,233	507	(c)	12,740
Ameren Missouri:
Cash, cash equivalents, and restricted cash	$12		$12	$—	$—		$12
Investments in industrial development revenue bonds(a)	256		—	256	—		256
Short-term debt	204		—	204	—		204
Long-term debt (including current portion)(a)	5,104	(b)	—	5,685	—		5,685
Ameren Illinois:
Cash, cash equivalents, and restricted cash	$149		$149	$—	$—		$149
Short-term debt	323		—	323	—		323
Long-term debt (including current portion)	3,947	(b)	—	4,401	—		4,401
	December 31, 2020
Ameren:
Cash, cash equivalents, and restricted cash	$301		$301	$—	$—		$301
Investments in industrial development revenue bonds(a)	256		—	256	—		256
Short-term debt	490		—	490	—		490
Long-term debt (including current portion)(a)	11,086	(b)	—	12,778	537	(c)	13,315
Ameren Missouri:
Cash, cash equivalents, and restricted cash	$145		$145	$—	$—		$145
Advances to money pool	139		—	139	—		139
Investments in industrial development revenue bonds(a)	256		—	256	—		256
Long-term debt (including current portion)(a)	5,104	(b)	—	6,160	—		6,160
Ameren Illinois:
Cash, cash equivalents, and restricted cash	$147		$147	$—	$—		$147
Borrowings from money pool	19		—	19	—		19
Long-term debt (including current portion)	3,946	(b)	—	4,822	—		4,822
(a)Ameren and Ameren Missouri have investments in industrial development revenue bonds, classified as held-to-maturity and recorded in “Other Assets,” that are equal to the finance obligations for the Peno Creek and Audrain CT energy centers. As of March 31, 2021, and December 31, 2020, the carrying amount of both the investments in industrial development revenue bonds and the finance obligations approximated fair value.
(b)Included unamortized debt issuance costs, which were excluded from the fair value measurement, of $86 million, $36 million, and $36 million for Ameren, Ameren Missouri, and Ameren Illinois, respectively, as of March 31, 2021. Included unamortized debt issuance costs, which were excluded from the fair value measurement, of $84 million, $36 million, and $36 million for Ameren, Ameren Missouri, and Ameren Illinois, respectively, as of December 31, 2020.
(c)The Level 3 fair value amount consists of ATXI’s senior unsecured notes.
NOTE 8 – RELATED-PARTY TRANSACTIONS
In the ordinary course of business, Ameren Missouri and Ameren Illinois have engaged in, and may in the future engage in, affiliate transactions. These transactions primarily consist of natural gas and power purchases and sales, services received or rendered, and borrowings and lendings. Transactions between Ameren’s subsidiaries are reported as affiliate transactions on their individual financial statements, but those transactions are eliminated in consolidation for Ameren’s consolidated financial statements. For a discussion of material related-party agreements and money pool arrangements, see Note 13 – Related-party Transactions and Note 4 – Short-term Debt and Liquidity under Part II, Item 8, of the Form 10-K. For information Ameren Missouri’s and Ameren Illinois’ capital contributions, see Note 4 – Long-term Debt and Equity Financings.
Electric Power Supply Agreement
In April 2021, Ameren Illinois conducted a procurement event, administered by the IPA, to purchase energy products. Ameren Missouri was among the winning suppliers in this event. As a result, in April 2021, Ameren Missouri and Ameren Illinois entered into an energy product agreement by which Ameren Missouri agreed to sell and Ameren Illinois agreed to purchase, 33,600 MWhs at an average price of $34 per MWh during the period of July 2022 through November 2022.

Tax Allocation Agreement
See Note 1 – Summary of Significant Accounting Policies under Part II, Item 8, of the Form 10-K for a discussion of the tax allocation agreement. The following table presents the affiliate balances related to income taxes for Ameren Missouri and Ameren Illinois as of March 31, 2021, and December 31, 2020:

	March 31, 2021		December 31, 2020
	Ameren Missouri	Ameren Illinois	Ameren Missouri	Ameren Illinois
Income taxes payable to parent(a)	$—	$6	$—	$6
Income taxes receivable from parent(b)	14	18	9	15
(a)Included in “Accounts payable – affiliates” on the balance sheet.
(b)Included in “Accounts receivable – affiliates” on the balance sheet.
Effects of Related-party Transactions on the Statement of Income
The following table presents the effect on Ameren Missouri and Ameren Illinois of related-party transactions for the three months ended March 31, 2021 and 2020:

				Three Months
Agreement	Income Statement Line Item			Ameren Missouri		Ameren Illinois
Ameren Missouri power supply	Operating Revenues	2021		$2	$	(a)
agreements with Ameren Illinois		2020		3		(a)
Ameren Missouri and Ameren Illinois	Operating Revenues	2021		$7	$	(b)
rent and facility services		2020		7		1
Ameren Missouri and Ameren Illinois miscellaneous	Operating Revenues	2021	$	(b)	$	(b)
support services and services provided to ATXI		2020		(b)		(b)
Total Operating Revenues		2021		$9	$	(b)
		2020		10		1
Ameren Illinois power supply	Purchased Power	2021	$	(a)		$2
agreements with Ameren Missouri		2020		(a)		3
Ameren Missouri and Ameren Illinois	Purchased Power	2021		$1	$	(b)
transmission services from ATXI		2020		(a)		(b)
Total Purchased Power		2021		$1		$2
		2020		(a)		3
Ameren Missouri and Ameren Illinois	Other Operations and Maintenance	2021	$	(b)		$1
rent and facility services		2020		(b)		1
Ameren Services support services	Other Operations and Maintenance	2021		$35		$33
agreement		2020		35		33
Total Other Operations and		2021		$35		$34
Maintenance		2020		35		34
Money pool borrowings (advances)	(Interest Charges)/Other Income, Net	2021	$	(b)	$	(b)
		2020		(b)		(b)
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
Reference is made to Note 1 – Summary of Significant Accounting Policies, Note 2 – Rate and Regulatory Matters, Note 9 – Callaway Energy Center, Note 13 – Related-party Transactions, and Note 14 – Commitments and Contingencies under Part II, Item 8, of the Form 10-K. See also Note 1 – Summary of Significant Accounting Policies, Note 2 – Rate and Regulatory Matters, Note 8 – Related-party Transactions, and Note 10 – Callaway Energy Center of this report.

Environmental Matters
Our electric and gas generation, transmission, distribution and gas storage operations must comply with a variety of environmental statutory and regulatory requirements, including permitting programs implemented via federal, state, and local authorities. Depending upon the specific business activity of the facility, such laws address air emissions; discharges to water bodies; the storage, handling, and disposal of hazardous substances and waste materials; siting and land use requirements; and potential ecological impacts. Complex and lengthy processes are required to obtain and renew approvals, permits, and licenses for new, existing, or modified facilities. Additionally, the use and handling of various chemicals or hazardous materials require release prevention plans and emergency response procedures. We employ dedicated personnel knowledgeable in environmental matters to oversee our business activities’ compliance with regulatory requirements.
Environmental regulations have a significant impact on the electric utility industry and compliance with these regulations could be costly for Ameren Missouri, which operates coal-fired power plants. Clean Air Act regulations that apply to the electric utility industry include the NSPS, the CSAPR, the MATS, and the National Ambient Air Quality Standards, which are subject to periodic review for certain pollutants. Collectively, these regulations cover a variety of pollutants, such as SO2, particulate matter, NOx, mercury, toxic metals, and acid gases, and CO2 emissions from new power plants. Clean Water Act regulations applicable to coal-fired power plants govern both intake and discharges of water and require evaluation of the ecological and biological impact of our operations and could require modifications to water intake structures or more stringent limitations on wastewater discharges. Depending upon the scope of modifications ultimately required by state regulators, these capital expenditures could be significant. The management and disposal of coal ash is regulated under the Resource Conservation and Recovery Act and the CCR rule and requires the closure of our surface impoundments at Ameren Missouri’s coal-fired energy centers. The individual or combined effects of existing and new environmental regulations could result in significant capital expenditures, increased operating costs, or the closure or alteration of operations at some of Ameren Missouri’s energy centers. Ameren and Ameren Missouri expect that such compliance costs would be recoverable through rates, subject to MoPSC prudence review, but the timing of costs and their recovery could be subject to regulatory lag.
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
Clean Air Act
Federal and state laws, including CSAPR, regulate emissions of SO2 and NOx through the reduction of emissions at their source and the use and retirement of emission allowances. CSAPR is implemented through a series of phases, and the second phase became effective in 2017. Additional emission reduction requirements may apply in subsequent years. Ameren Missouri complies with current CSAPR requirements by minimizing emissions through the use of low-sulfur coal, operation of two scrubbers at its Sioux Energy Center, and optimization of other existing air pollution control equipment. Ameren Missouri could incur additional costs to lower its emissions at one or more of its energy centers to comply additional CSAPR requirements in future years. These additional costs for compliance are expected to be recovered from customers through the FAC or higher base rates.
CO2 Emissions Standards
The EPA’s Affordable Clean Energy Rule repealed the Clean Power Plan and replaced it with a new rule that established emission guidelines for states to follow in developing plans to limit CO2 emissions and identified certain efficiency measures as the best system of emission reduction for coal-fired electric generating units. In January 2021, the United States Court of Appeals for the District of Columbia Circuit vacated the Affordable Clean Energy Rule, and ruled that the EPA had the discretion to consider emission reduction measures that include efficiency measures and generation shifting to lower carbon emissions. The United States Supreme Court has extended the deadline for seeking review, and a decision on whether the Supreme Court will review the circuit court's ruling could occur in fall 2021. Regardless of the outcome of those legal challenges, the EPA is likely to develop new regulations to address carbon emissions from coal and natural gas electric generating units. At this time, Ameren Missouri cannot predict the outcome of legal challenges to the vacated Affordable Clean

Energy Rule or future rulemakings. As such, the impact on the results of operations, financial position, and liquidity of Ameren and Ameren Missouri is uncertain.
NSR and Clean Air Litigation
In January 2011, the Department of Justice, on behalf of the EPA, filed a complaint against Ameren Missouri in the United States District Court for the Eastern District of Missouri alleging that in performing projects at its coal-fired Rush Island Energy Center in 2007 and 2010, Ameren Missouri violated provisions of the Clean Air Act and Missouri law. In January 2017, the district court issued a liability ruling and, in September 2019, entered a final order that required Ameren Missouri to install a flue gas desulfurization system at the Rush Island Energy Center and a dry sorbent injection system at the Labadie Energy Center. There were no fines in the order as the Department of Justice previously dismissed claims for penalties. The district court stayed implementation of the majority of the requirements of its order while the case is under appeal to the United States Court of Appeals for the Eighth Circuit. In December 2020, the court of appeals heard oral arguments presented by the parties. The court is under no deadline to issue a ruling in this case and Ameren Missouri is unable to predict the ultimate resolution of this matter. Ameren Missouri expects a ruling by the court of appeals during 2021.
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
Clean Water Act
The EPA’s Section 316(b) Rule requires power plant operators to evaluate cooling water intake structures and identify measures for reducing the number of aquatic organisms impinged on a power plant’s cooling water intake screens or entrained through the plant’s cooling water system. All of Ameren Missouri’s coal-fired and nuclear energy centers are subject to the cooling water intake structures rule. Requirements of the rule are implemented by state regulators through the permit renewal process of each energy center’s water discharge permit, which is expected to be completed by 2023.
In 2015, the EPA issued a rule to revise the effluent limitation guidelines applicable to steam electric generating units. These guidelines established national standards for water discharges, prohibits effluent discharges of certain waste streams, and imposes more stringent limitations on certain water discharges from power plants. To meet the requirements of the guidelines, Ameren Missouri installed dry ash handling systems and in 2020 completed construction of wastewater treatment facilities at three of its four coal-fired energy centers. The Meramec Energy Center is scheduled to close permanently in 2022, and as a result, does not require new wastewater and dry ash handling systems. Estimated capital expenditures to complete these projects are included in the CCR management compliance plan, discussed below.
CCR Management
The EPA’s CCR rule establishes requirements for the management and disposal of CCR from coal-fired power plants and will result in the closure of surface impoundments at Ameren Missouri’s energy centers. Ameren Missouri is in the process of closing surface impoundments at all of its facilities, and is scheduled to complete the last of such closures in 2023. The EPA has issued a series of revisions to the CCR rule; however, none of those revisions is expected to materially impact our closure schedule. Ameren and Ameren Missouri have AROs of $103 million recorded on their respective balance sheets as of March 31, 2021, associated with CCR storage facilities. Ameren Missouri estimates it will need to make capital expenditures of $75 million to $100 million from 2021 through 2025 to implement its CCR management compliance plan, which includes installation of groundwater monitoring equipment and water treatment facilities.
Remediation
The Ameren Companies are involved in a number of remediation actions to clean up sites impacted by the use or disposal of materials containing hazardous substances. Federal and state laws can require responsible parties to fund remediation regardless of their degree of fault, the legality of original disposal, or the ownership of a disposal site.
As of March 31, 2021, Ameren Illinois has remediated the majority of the 44 former MGP sites in Illinois and could substantially conclude remediation efforts at the remaining sites by 2023. The ICC allows Ameren Illinois to recover such remediation and related litigation costs from its electric and natural gas utility customers through environmental cost riders that are subject to annual prudence review by the ICC. As of March 31, 2021, Ameren Illinois estimated the remaining obligation related to these former MGP sites at $90 million to $150 million. Ameren and Ameren Illinois recorded a liability of $90 million to represent the estimated minimum obligation for these sites, as no other amount within the range was a better estimate.
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
NOTE 10 – CALLAWAY ENERGY CENTER
See Note 9 – Callaway Energy Center under Part II, Item 8, of the Form 10-K for information regarding spent nuclear fuel recovery, recovery of decommissioning costs, and the nuclear decommissioning trust fund. The fair value of the trust fund for Ameren Missouri’s Callaway Energy Center is reported as “Nuclear decommissioning trust fund” in Ameren’s and Ameren Missouri’s balance sheets. This amount is legally restricted and may be used only to fund the costs of nuclear decommissioning. Changes in the fair value of the trust fund are recorded as an increase or decrease to the nuclear decommissioning trust fund, with an offsetting adjustment to the related regulatory liability. Ameren and Ameren Missouri have recorded an ARO for the Callaway Energy Center decommissioning costs at fair value, which represents the present value of estimated future cash outflows. Annual decommissioning costs of $7 million are included in the costs used to establish electric rates for Ameren Missouri’s customers. Every three years, the MoPSC requires Ameren Missouri to file an updated cost study and funding analysis for decommissioning its Callaway Energy Center. An updated cost study and funding analysis was filed with the MoPSC in November 2020 and reflected within the ARO. In February 2021, the MoPSC approved no change in electric rates for decommissioning costs based on Ameren Missouri’s updated cost study funding analysis. See Note 13 – Supplemental Information for more information on Ameren Missouri’s AROs.
Maintenance Outage
During its return to full power after the completion of the last refueling and maintenance outage in late December 2020, the Callaway Energy Center experienced a non-nuclear operating issue related to its generator. A thorough investigation of this matter was conducted. Work continues to replace certain key components of the generator in order to return the energy center to service. Ameren Missouri expects generator repairs of approximately $65 million, which are expected to be largely capital expenditures. Due to the long lead time for the manufacture, repair, and installation of the components, the energy center is expected to return to service in July 2021. In April 2021, Ameren Missouri’s insurance claims were accepted by NEIL, which are expected to cover a significant portion of the capital expenditures and replacement power costs. Replacement power costs of up to $4.5 million weekly are covered by insurance after March 17, 2021. Insurance recoveries related to replacement power costs will be reflected in electric operating revenues and included in net energy costs under the FAC. Insurance recoveries related to the capital expenditures will be reflected as a reduction to property, plant, and equipment. Ameren Missouri continues to review other legal remedies available.
Insurance
The following table presents insurance coverage at Ameren Missouri’s Callaway Energy Center at April 1, 2021:

Type and Source of Coverage	Most Recent Renewal Date	Maximum Coverages		Maximum Assessments for Single Incidents
Public liability and nuclear worker liability:
American Nuclear Insurers	January 1, 2021	$450		$—
Pool participation	(a)	13,210	(a)	138	(b)
		$13,660	(c)	$138
Property damage:
NEIL and EMANI	April 1, 2021	$3,200	(d)	$25	(e)
Replacement power:
NEIL	April 1, 2021	$490	(f)	$7	(e)
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
NOTE 11 – RETIREMENT BENEFITS
The following table presents the components of the net periodic benefit cost (income) incurred for Ameren’s pension and postretirement benefit plans for the three months ended March 31, 2021 and 2020:

	Pension Benefits		Postretirement Benefits
	Three Months		Three Months
	2021	2020	2021	2020
Service cost(a)	$33	$27	$6	$4
Non-service cost components:
Interest cost	38	43	8	10
Expected return on plan assets	(75)	(73)	(20)	(20)
Amortization of:
Prior service benefit	—	—	(1)	(1)
Actuarial loss (gain)	17	14	(1)	(2)
Total non-service cost components(b)	$(20)	$(16)	$(14)	$(13)
Net periodic benefit cost (income)	$13	$11	$(8)	$(9)
(a)Service cost, net of capitalization, is reflected in “Operating Expenses – Other operations and maintenance” on Ameren’s statement of income.
(b)Non-service cost components are reflected in “Other Income, Net” on Ameren’s statement of income. See Note 5 – Other Income, Net, for additional information.
Ameren Missouri and Ameren Illinois are responsible for their respective share of Ameren’s pension and other postretirement costs. The following table presents the respective share of net periodic pension and other postretirement benefit costs (income) incurred for the three months ended March 31, 2021 and 2020:

	Pension Benefits		Postretirement Benefits
	Three Months		Three Months
	2021	2020	2021	2020
Ameren Missouri(a)	$6	$4	$(1)	$(1)
Ameren Illinois	8	7	(7)	(8)
Other	(1)	—	—	—
Ameren(a)	$13	$11	$(8)	$(9)
(a)Does not include the impact of the regulatory tracking mechanism for the difference between the level of pension and postretirement benefit costs incurred by Ameren Missouri under GAAP and the level of such costs included in rates.
Funding
Based on its assumptions at March 31, 2021, its investment performance in 2021, and its pension funding policy, the estimated aggregate contributions through 2025 has not changed from the $60 million expected aggregate contributions at December 31, 2020.

NOTE 12 – INCOME TAXES
The following table presents a reconciliation of the federal statutory corporate income tax rate to the effective income tax rate for the three months ended March 31, 2021 and 2020:

	Ameren		Ameren Missouri		Ameren Illinois
	2021	2020	2021	2020	2021	2020
Three Months
Federal statutory corporate income tax rate:	21%	21%	21%	21%	21%	21%
Increases (decreases) from:
Amortization of deferred investment tax credit	(1)	—	(1)	(1)	—	—
Amortization of excess deferred taxes	(9)	(9)	(17)	(15)	(2)	(3)
Depreciation differences	—	(1)	1	—	(1)	(1)
Renewable and other tax credits	(6)	—	(11)	—	—	—
State tax	6	6	3	3	7	7
Stock-based compensation	(1)	(5)	—	—	—	—
Effective income tax rate	10%	12%	(4)%	8%	25%	24%
NOTE 13 – SUPPLEMENTAL INFORMATION
Cash, Cash Equivalents, and Restricted Cash
The following table provides a reconciliation of cash, cash equivalents, and restricted cash reported within the balance sheets and the statements of cash flows as of March 31, 2021, and December 31, 2020:

	March 31, 2021			December 31, 2020
	Ameren	Ameren Missouri	Ameren Illinois	Ameren	Ameren Missouri	Ameren Illinois
Cash and cash equivalents	$6	$1	$—	$139	$136	$—
Restricted cash	134	—	125	17	—	6
Restricted cash included in “Other current assets”	—	3	—	—	5	—
Restricted cash included in “Other assets”	24	—	24	141	—	141
Restricted cash included in “Nuclear decommissioning trust fund”	8	8	—	4	4	—
Total cash, cash equivalents, and restricted cash	$172	$12	$149	$301	$145	$147
Restricted cash included in “Other current assets” primarily represents funds held by an irrevocable Voluntary Employee Beneficiary Association (VEBA) trust, which provides health care benefits for active employees. As of December 31, 2020, restricted cash included in “Other assets” on Ameren’s and Ameren Illinois’ balance sheets primarily represents amounts collected under a cost recovery rider restricted for use in the procurement of renewable energy credits and amounts in a trust fund restricted for the use of funding certain asbestos-related claims. As of March 31, 2021, the amounts collected under a cost recovery rider restricted for use in Ameren Illinois’ procurement of renewable energy credits was reclassified to current as the amount is expected to be refunded to customers within a year.
Accounts Receivable
“Accounts receivable – trade” on Ameren’s and Ameren Illinois’ balance sheets include certain receivables purchased at a discount from alternative retail electric suppliers that elect to participate in the utility consolidated billing program. At March 31, 2021, and December 31, 2020, “Other current liabilities” on Ameren’s and Ameren Illinois’ balance sheets included payables for purchased receivables of $31 million and $28 million, respectively.

The following table provides a reconciliation of the beginning and ending amount of the allowance for doubtful accounts for the three months ended March 31, 2021 and 2020:

	Three Months
	2021	2020
Ameren:
Beginning of period	$50	$17
Bad debt expense	4	3
Net write-offs	(7)	(1)
End of period	$47	$19
Ameren Missouri:
Beginning of period	$16	$7
Bad debt expense	1	2
Net write-offs	(2)	(1)
End of period	$15	$8
Ameren Illinois:(a)
Beginning of Period	$34	$10
Bad debt expense	3	1
Net write-offs	(5)	—
End of Period	$32	$11
(a)Ameren Illinois has rate-adjustment mechanisms that allow it to recover the difference between its actual net bad debt write-offs under GAAP, including those associated with receivables purchased from alternative retail electric suppliers, and the amount of net bad debt write-offs included in its base rates.
Net write-offs increased for the three months ended March 31, 2021, compared with the year-ago period, due to the resumption of disconnection activities for nonpayment. See Note 2 – Rate and Regulatory Matters for additional information.
Supplemental Cash Flow Information
The following table provides noncash financing and investing activity excluded from the statements of cash flows for the three months ended March 31, 2021 and 2020:

	March 31, 2021			March 31, 2020
	Ameren	Ameren Missouri	Ameren Illinois	Ameren	Ameren Missouri	Ameren Illinois
Investing
Accrued capital expenditures, including wind generation expenditures	$271	$141	$139	$235	$97	$127
Accrued nuclear fuel expenditures	—	—	—	7	7	—
Net realized and unrealized gain (loss) – nuclear decommissioning trust fund	22	22	—	(111)	(111)	—
Financing
Issuance of common stock for stock-based compensation	33	—	—	38	—	—
Asset Retirement Obligations
The following table provides a reconciliation of the beginning and ending carrying amount of AROs for the three months ended March 31, 2021:

	Ameren Missouri		Ameren Illinois		Ameren
Balance at December 31, 2020	$751		$5	(a)	$756	(b)
Liabilities incurred (c)	10		—		10
Liabilities settled	(3)		—		(3)
Accretion	8	(d)	—		8	(d)
Change in estimates	(7)	(e)	—		(7)	(e)
Balance at March 31, 2021	$759		$5	(a)	$764	(b)
(a)Included in “Other deferred credits and liabilities” on the balance sheet.
(b)Balance included $59 million and $60 million in “Other current liabilities” on the balance sheet as of March 31, 2021, and December 31, 2020, respectively.
(c)In the first quarter of 2021, Ameren Missouri recorded an ARO related to the decommissioning for the Atchison Renewable Energy Center.
(d)Accretion expense attributable to Ameren Missouri was recorded as a decrease to regulatory liabilities.
(e)Ameren Missouri changed its fair value estimate primarily due to a decrease in the cost estimate for closure of certain CCR storage facilities.

Stock-based Compensation
On January 1, 2021, Ameren granted 293,058 performance share units with a grant date fair value of $25 million and 125,562 restricted share units with a grant date fair value of $10 million. Awards vest approximately 38 months after the grant date or on a pro-rata basis upon death or eligible retirement. The performance share units vest based on the achievement of certain specified market performance measures (251,177 performance share units) or based on the achievement of renewable generation and energy storage installation targets (41,881 performance share units). The exact number of shares issued pursuant to a performance share unit varies from 0% to 200% of the target award, depending on actual company performance relative to the performance goals.
For the three months ended March 31, 2021 and 2020, excess tax benefits associated with the settlement of stock-based compensation awards reduced income tax expense by $5 million and $8 million, respectively.
Deferred Compensation
As of both March 31, 2021, and December 31, 2020, the present value of benefits to be paid for deferred compensation obligations was $90 million, which was primarily reflected in “Other deferred credits and liabilities” on Ameren's consolidated balance sheet.
Operating Revenues
As of March 31, 2021 and 2020, our remaining performance obligations for contracts with a term greater than one year were immaterial. The Ameren Companies elected not to disclose the aggregate amount of the transaction price allocated to the performance obligations that are unsatisfied as of the end of the reporting period for contracts with an initial expected term of one year or less.
See Note 14 – Segment Information for disaggregated revenue information.
Excise Taxes
Ameren Missouri and Ameren Illinois collect from their customers excise taxes, including municipal and state excise taxes and gross receipts taxes that are levied on the sale or distribution of natural gas and electricity. The following table presents the excise taxes recorded on a gross basis in “Operating Revenues – Electric,” “Operating Revenues – Natural gas” and “Operating Expenses – Taxes other than income taxes” on the statements of income for the three months ended March 31, 2021 and 2020:

	Three Months
	2021	2020
Ameren Missouri	$31	$30
Ameren Illinois	39	35
Ameren	$70	$65
Earnings per Share
The following table reconciles the basic weighted-average number of common shares outstanding to the diluted weighted-average number of common shares outstanding for the three months ended March 31, 2021 and 2020:

	Three Months
	2021	2020
Weighted-average Common Shares Outstanding – Basic	254.4	246.4
Assumed settlement of performance share units and restricted stock units	1.5	1.1
Dilutive effect of forward sale agreement	—	0.6
Weighted-average Common Shares Outstanding – Diluted(a)	255.9	248.1
(a)There were no potentially dilutive securities excluded from the earnings per diluted share calculations for the three months ended March 31, 2021 and 2020.

NOTE 14 – SEGMENT INFORMATION
The following tables present revenues, net income (loss) attributable to common shareholders, and capital expenditures by segment at Ameren and Ameren Illinois for the three months ended March 31, 2021 and 2020. Ameren, Ameren Missouri, and Ameren Illinois management review segment capital expenditure information rather than any individual or total asset amount. For additional information about our segments, see Note 16 – Segment Information under Part II, Item 8, of the Form 10-K.
Ameren

	Ameren Missouri		Ameren Illinois Electric Distribution	Ameren Illinois Natural Gas	Ameren Transmission		Other	Intersegment Eliminations	Ameren
Three Months 2021:
External revenues	$695		$411	$347	$113		$—	$—	$1,566
Intersegment revenues	9		—	—	17		—	(26)	—
Net income attributable to Ameren common shareholders	47		46	75	47	(a)	18	—	233
Capital expenditures	534	(b)	157	48	141		1	6	887	(b)
Three Months 2020:
External revenues	$670		$389	$271	$110		$—	$—	$1,440
Intersegment revenues	10		1	—	13		—	(24)	—
Net income (loss) attributable to Ameren common shareholders	(10)		37	55	47	(a)	17	—	146
Capital expenditures	278		123	61	170		3	1	636
(a)Ameren Transmission earnings reflect an allocation of financing costs from Ameren (parent).
(b)Includes $193 million at Ameren and Ameren Missouri for wind generation expenditures for the three months ended March 31, 2021.
Ameren Illinois

	Ameren Illinois Electric Distribution	Ameren Illinois Natural Gas	Ameren Illinois Transmission	Intersegment Eliminations	Ameren Illinois
Three Months 2021:
External revenues	$411	$347	$65	$—	$823
Intersegment revenues	—	—	16	(16)	—
Net income available to common shareholder	46	75	28	—	149
Capital expenditures	157	48	132	—	337
Three Months 2020:
External revenues	$390	$271	$62	$—	$723
Intersegment revenues	—	—	12	(12)	—
Net income available to common shareholder	37	55	28	—	120
Capital expenditures	123	61	140	—	324

The following tables present disaggregated revenues by segment at Ameren and Ameren Illinois for the three months ended March 31, 2021 and 2020. Economic factors affect the nature, timing, amount, and uncertainty of revenues and cash flows in a similar manner across customer classes. Revenues from alternative revenue programs have a similar distribution among customer classes as revenues from contracts with customers. Other revenues not associated with contracts with customers are presented in the Other customer classification, along with electric transmission and off-system revenues.
Ameren

	Ameren Missouri	Ameren Illinois Electric Distribution	Ameren Illinois Natural Gas	Ameren Transmission	Intersegment Eliminations	Ameren
Three Months 2021:
Residential	$312	$229	$—	$—	$—	$541
Commercial	216	132	—	—	—	348
Industrial	52	34	—	—	—	86
Other	61	16	—	130	(26)	181
Total electric revenues	$641	$411	$—	$130	$(26)	$1,156
Residential	$34	$—	$251	$—	$—	$285
Commercial	15	—	64	—	—	79
Industrial	1	—	14	—	—	15
Other	13	—	18	—	—	31
Total natural gas revenues	$63	$—	$347	$—	$—	$410
Total revenues(a)	$704	$411	$347	$130	$(26)	$1,566
Three Months 2020:
Residential	$297	$220	$—	$—	$—	$517
Commercial	221	126	—	—	—	347
Industrial	53	35	—	—	—	88
Other	60	9	—	123	(24)	168
Total electric revenues	$631	$390	$—	$123	$(24)	$1,120
Residential	$33	$—	$213	$—	$—	$246
Commercial	13	—	54	—	—	67
Industrial	1	—	3	—	—	4
Other	2	—	1	—	—	3
Total natural gas revenues	$49	$—	$271	$—	$—	$320
Total revenues(a)	$680	$390	$271	$123	$(24)	$1,440
(a)The following table presents increases/(decreases) in revenues from alternative revenue programs and other revenues not from contracts with customers for the three months ended March 31, 2021 and 2020:

	Ameren Missouri	Ameren Illinois Electric Distribution	Ameren Illinois Natural Gas	Ameren Transmission	Ameren
Three Months 2021:
Revenues from alternative revenue programs	$(10)	$61	$3	$(1)	$53
Other revenues not from contracts with customers	(2)	3	1	—	2
Three Months 2020:
Revenues from alternative revenue programs	$(3)	$46	$11	$12	$66
Other revenues not from contracts with customers	8	1	1	—	10

Ameren Illinois

	Ameren Illinois Electric Distribution	Ameren Illinois Natural Gas	Ameren Illinois Transmission	Intersegment Eliminations	Ameren Illinois
Three Months 2021:
Residential	$229	$251	$—	$—	$480
Commercial	132	64	—	—	196
Industrial	34	14	—	—	48
Other	16	18	81	(16)	99
Total revenues(a)	$411	$347	$81	$(16)	$823
Three Months 2020:
Residential	$220	$213	$—	$—	$433
Commercial	126	54	—	—	180
Industrial	35	3	—	—	38
Other	9	1	74	(12)	72
Total revenues(a)	$390	$271	$74	$(12)	$723
(a)The following table presents increases/(decreases) in revenues from alternative revenue programs and other revenues not from contracts with customers for the Ameren Illinois segments for the three months ended March 31, 2021 and 2020:

	Ameren Illinois Electric Distribution	Ameren Illinois Natural Gas	Ameren Illinois Transmission	Ameren Illinois
Three Months 2021:
Revenues from alternative revenue programs	$61	$3	$(1)	$63
Other revenues not from contracts with customers	3	1	—	4
Three Months 2020:
Revenues from alternative revenue programs	$46	$11	$10	$67
Other revenues not from contracts with customers	1	1	—	2
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

OVERVIEW
Net income attributable to Ameren common shareholders in the three months ended March 31, 2021, was $233 million, or $0.91 per diluted share, compared with $146 million, or $0.59 per diluted share, in the year-ago period. Net income for the three months ended March 31, 2021, compared to the year-ago period, was favorably affected by the results of Ameren Missouri’s March 2020 electric rate order, infrastructure investments that drove higher earnings at Ameren Transmission and Ameren Illinois Electric Distribution, and increased earnings at Ameren Illinois Natural Gas as a result of a change in rate design, which concentrates more revenues in the winter heating season due to an increase in volumetric rates and a decrease in fixed customer rates, and higher delivery service rates. Earnings for the three months ended March 31, 2021, compared to the year-ago period, were also favorably affected by lower other operations and maintenance expenses not subject to riders or regulatory tracking mechanisms, primarily due to changes in the value of company owned life insurance and disciplined cost management; increased Ameren Missouri electric retail sales, primarily resulting from colder winter temperatures experienced in 2021; and increased income tax benefit at Ameren (parent) and Ameren Missouri due to timing differences associated with certain income tax benefits, which is not expected to materially impact full year results. Net income for the three months ended March 31, 2021, compared to the year-ago period, was unfavorably affected by the result of the March 2021 FERC order, primarily related to the historical recovery of materials and supplies inventories, which decreased Ameren Transmission earnings; the effect of dilution; and higher financing costs at Ameren (parent).
Ameren’s strategic plan includes investing and operating its utilities in a manner consistent with existing regulatory frameworks, enhancing those frameworks, and advocating for responsible energy and economic policies, as well as creating and capitalizing on opportunities for investment for the benefit of its customers, shareholders, and the environment. Ameren remains focused on disciplined cost management and strategic capital allocation. Ameren invested $0.9 billion in its rate-regulated businesses in the three months ended March 31, 2021.
The COVID-19 pandemic continues to affect our results of operations, financial position, and liquidity, but we expect a gradual improvement in sales volumes in 2021, compared to 2020. In the first three months of 2021, our sales volumes were comparable to the same period in 2020, excluding the estimated effects of weather and customer energy-efficiency programs. However, we experienced an increase in our accounts receivable balances that were past due or that were a part of a deferred payment arrangement, and a decline in our cash collections from customers. The continued effect of the COVID-19 pandemic on our results of operations, financial position, and liquidity in subsequent periods will depend on its severity and longevity, future regulatory or legislative actions with respect thereto, and the resulting impact on business, economic, and capital market conditions. In general, restrictions on social activities and nonessential businesses implemented in our service territories in 2020 have been relaxed. However, certain restrictions remain in place that limit individual activities and the operation of nonessential businesses and additional restrictions may be imposed in the future. We continue to assess the impacts the COVID-19 pandemic is having on our businesses, including impacts on electric and natural gas sales volumes, liquidity, bad debt expense, and supply chain operations. For further discussion of these and other matters, see Note 2 – Rate and Regulatory Matters under Part I, Item 1, of this report, and Results of Operations, Liquidity and Capital Resources, and Outlook sections below. In addition, for information regarding Ameren Illinois’ suspension and subsequent reinstatement of customer disconnection activities and late fee charges for nonpayment, see Note 2 – Rate and Regulatory Matters under Part I, Item 1, of this report.
In January 2021, Ameren Missouri acquired an up-to 300-MW wind generation project located in northwestern Missouri and partially placed it in service as the Atchison Renewable Energy Center. As of the date of this filing, Ameren Missouri has placed approximately half of the project in service, representing a purchase price of approximately $250 million, including an immaterial amount of transaction costs. Ameren Missouri expects the remaining MWs of the project to be in service by the end of September 2021. The Atchison Renewable Energy Center will support Ameren Missouri’s compliance with the Missouri renewable energy standard.
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
In March 2021, Ameren Missouri filed a request with the MoPSC seeking approval to increase its annual revenues for electric service by $299 million. The electric rate increase request is based on a 9.9% ROE, a capital structure composed of 51.9% common equity, a rate base of $10.0 billion and a test year ended December 31, 2020, with certain pro-forma adjustments expected through an anticipated true-up date of September 30, 2021. The MoPSC proceeding relating to the proposed electric service rate changes will take place over a period of up to 11 months, with a decision by the MoPSC expected by February 2022 and new rates effective by March 2022. See Note 2 – Rate and Regulatory Matters under Part I, Item 1, of this report for additional information.

In March 2021, Ameren Missouri filed a request with the MoPSC seeking approval to increase its annual revenues for natural gas delivery service by $9 million. The natural gas rate increase request is based on a 9.8% ROE, a capital structure composed of 51.9% common equity, a rate base of $310 million, and a test year ended December 31, 2020, with certain pro-forma adjustments expected through an anticipated true-up date of September 30, 2021. The MoPSC proceeding relating to the proposed natural gas delivery service rate changes will take place over a period of up to 11 months with a decision by the MoPSC expected by February 2022 and new rates effective by March 2022.
In March 2021, the MoPSC issued orders approving nonunanimous stipulation and agreements related to Ameren Missouri’s electric and natural gas service accounting authority order requests. The orders allowed Ameren Missouri to accumulate $9 million of certain costs incurred related to the COVID-19 pandemic, net of cost savings, as well as forgone customer late fee and reconnection fee revenues from March 2020 to March 2021, for potential recovery in the electric and natural gas service regulatory rate reviews discussed above. As of March 31, 2021, Ameren Missouri deferred $5 million as a regulatory asset related to the accounting authority orders. If approved for recovery, Ameren Missouri would recognize the remaining $4 million associated with forgone customer late fee and reconnection fee revenue when billed to customers.
In March 2021, the ICC issued an order approving Ameren Illinois’ requested tariff to reconcile its electric distribution service revenue requirement for a period of up to two years after the final customer rate update under performance-based formula ratemaking. To utilize the reconciliation, the ICC-approved tariff requires Ameren Illinois to file a traditional regulatory rate review for its electric distribution service, which may be based on a future test year, by the end of March in the year following the last year in which an annual performance-based formula rate update was permitted. Pursuant to this order, and without legislative change or Ameren Illinois’ election to no longer use performance-based formula ratemaking, Ameren Illinois’ 2022 and 2023 revenues would reflect each year’s actual costs, year-end rate base, and a return at the applicable WACC, with the ROE based on the annual average of the monthly yields of the 30-year United States Treasury bonds plus 580 basis points. The revenue requirement adjustment will be collected from, or refunded to, customers within two years from the end of the reconciled year.
In March 2021, Ameren Illinois filed with the ICC an energy-efficiency plan which includes annual investments in electric energy-efficiency programs up to approximately $100 million per year from 2022 through 2025. The ICC has the ability to reduce the amount of electric energy-efficiency savings goals in future plan program years if there are insufficient cost-effective programs available, which could reduce the investments in electric energy-efficiency programs. The electric energy-efficiency program investments and the return on those investments are collected from customers through a rider and are not included in the electric distribution service performance-based formula ratemaking framework. A decision by the ICC in this proceeding is expected by September 2021.
In April 2021, Ameren Illinois filed its annual electric distribution service performance-based formula rate update with the ICC, requesting an increase of $64 million in its rates. This update reflects an increase to the annual performance-based formula rate based on 2020 actual costs, an increase to include the 2020 revenue requirement reconciliation adjustment, and an increase for the conclusion of the 2019 revenue requirement reconciliation adjustment, which will be fully refunded to customers in 2021, consistent with the ICC’s December 2020 annual update filing order. It also reflects an increase based on expected net plant additions for 2021. An ICC decision in this proceeding is expected by December 2021, with new rates effective January 2022.
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
We continue to assess the impacts of the COVID-19 pandemic on our businesses, including impacts on electric and natural gas sales volumes, supply chain operations, and bad debt expense. Regarding uncollectible accounts receivable, Ameren Illinois’ electric distribution and natural gas distribution businesses have bad debt riders, which provide for recovery of bad debt write-offs, net of any subsequent recoveries. Ameren Missouri does not have a bad debt rider or tracker, and thus its earnings are exposed to increases in bad debt expense, absent regulatory relief. However, Ameren Missouri does not expect a material impact to earnings from increases in bad debt expense. As of March 31, 2021, accounts receivable balances that were 30 days or greater past due or that were a part of a deferred payment arrangement represented 27%, 19%, and 32%, or $137 million, $33 million, and $104 million, of Ameren’s, Ameren Missouri’s, and Ameren Illinois’

customer trade receivables before allowance for doubtful accounts, respectively. As of March 31, 2020, these percentages were 21%, 16%, and 25%, or $99 million, $29 million, and $70 million, for Ameren, Ameren Missouri, and Ameren Illinois, respectively. Ameren Missouri's electric sales volumes have been, and continue to be, affected by the COVID-19 pandemic. In the three months ended March 31, 2021, compared to the same period in 2020, Ameren Missouri experienced a reduction in commercial and industrial electric sales volumes, offset by increased electric sales volumes to higher margin residential customers, excluding the estimated effects of weather and customer energy-efficiency programs. The following table provides the increases and (decreases) in Ameren Missouri electric sales volumes by customer class for the three months ended March 31, 2021, compared to the same period in 2020, excluding the estimated effects of weather and customer energy-efficiency programs:

Three months ended March 31, 2021, versus same period in 2020
Ameren Missouri Customer Class
Residential	2.7%
Commercial	(2.8)%
Industrial	(1.2)%
Total	(0.1)%
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
Earnings Summary
The following table presents a summary of Ameren’s earnings for the three months ended March 31, 2021 and 2020:

	Three Months
	2021	2020
Net income attributable to Ameren common shareholders	$233	$146
Earnings per common share – diluted	0.91	0.59
Net income attributable to Ameren common shareholders increased $87 million in the three months ended March 31, 2021, compared with the year-ago period. The increase was due to net income increases of $20 million, $9 million, and $1 million at Ameren Illinois Natural Gas, Ameren Illinois Electric Distribution, and activity not reported as part of a segment, primarily at Ameren (parent), respectively. Additionally, Ameren Missouri had net income of $47 million, compared to a net loss of $10 million in the same period in 2020.
Earnings per diluted share were favorably affected in the three months ended March 31, 2021, compared to the year-ago period, by:
•the results of the March 2020 MoPSC electric rate order, as discussed in Note 2 – Rate and Regulatory Matters under Part II, Item 8, of the Form 10-K, which reduced the base level of expenses at Ameren Missouri, partially offset by lower base rates, net of recovery for amounts associated with the reduction in sales volumes resulting from MEEIA programs and recoverable depreciation under the PISA (10 cents per share);
•decreased other operations and maintenance expense not subject to riders and trackers, primarily due to changes in the cash surrender value of company-owned life insurance and disciplined cost management, partially offset by 2 cents per share due to amortization of costs associated with the Callaway Energy Center’s scheduled refueling and maintenance outage completed in 2020 (6 cents per share);
•increased rate base investments and a higher recognized ROE, which increased earnings at Ameren Transmission and Ameren Illinois Electric Distribution (5 cents per share);
•increased income tax benefit at Ameren (parent), primarily due to increased interim period income tax benefits in 2021 related to wind generation facilities, and at Ameren Missouri primarily due to year-over-year timing differences associated with the recognition of excess deferred income taxes, both of which are not expected to materially impact full year results (4 cents per share);
•the impact of weather on electric retail sales at Ameren Missouri, primarily resulting from colder winter temperatures experienced in 2021 (estimated at 4 cents per share);

•a change in rate design pursuant to the ICC's January 2021 natural gas rate order that concentrates more revenues in the winter heating season due to an increase in volumetric rates, which increased margins at Ameren Illinois Natural Gas for the three months ended March 31, 2021, but is not expected to materially impact full year results (4 cents per share);
•higher base rates pursuant to the ICC's January 2021 natural gas rate order, which increased margins at Ameren Illinois Natural Gas (3 cents per share); and
•increased other income, net, at Ameren Missouri due to the absence of charitable donations made in 2020 pursuant to the March 2020 electric rate order (2 cents per share).
Earnings per diluted share were unfavorably affected in the three months ended March 31, 2021, compared to the year-ago period, by:
•increased weighted-average basic common shares outstanding and the effect of dilution (4 cents per share);
•the result of the March 2021 FERC order, primarily related to the historical recovery of materials and supplies inventories, which decreased Ameren Transmission earnings (3 cents per share); and
•increased net financing costs at Ameren (parent), primarily due to higher long-term debt balances (2 cents per share).
The cents per share information presented is based on the weighted-average basic common shares outstanding in the three months ended March 31, 2020, and does not reflect any change in earnings per share resulting from dilution, unless otherwise noted. Amounts other than variances related to income taxes have been presented net of income taxes using Ameren’s 2021 statutory tax rate of 26%. For additional details regarding the Ameren Companies’ results of operations, including explanations of Electric and Natural Gas Margins, Other Operations and Maintenance Expenses, Depreciation and Amortization Expenses, Taxes Other Than Income Taxes, Other Income, Net, Interest Charges, and Income Taxes, see the major headings below.

Below is Ameren’s table of income statement components by segment for the three months ended March 31, 2021 and 2020:

	Ameren Missouri	Ameren Illinois Electric Distribution	Ameren Illinois Natural Gas	Ameren Transmission	Other / Intersegment Eliminations	Ameren
Three Months 2021:
Electric margins	$488	$289	$—	$130	$(7)	$900
Natural gas margins	32	—	213	—	—	245
Other operations and maintenance expenses	(225)	(125)	(56)	(16)	2	(420)
Depreciation and amortization expenses	(156)	(75)	(22)	(28)	—	(281)
Taxes other than income taxes	(77)	(20)	(25)	(2)	(4)	(128)
Other income, net	23	8	3	3	9	46
Interest charges	(39)	(18)	(10)	(23)	(10)	(100)
Income (taxes) benefit	2	(12)	(28)	(17)	28	(27)
Net income	48	47	75	47	18	235
Noncontrolling interests – preferred stock dividends	(1)	(1)	—	—	—	(2)
Net income attributable to Ameren common shareholders	$47	$46	$75	$47	$18	$233
Three Months 2020:
Electric margins	$452	$280	$—	$123	$(9)	$846
Natural gas margins	31	—	182	—	—	213
Other operations and maintenance expenses	(239)	(130)	(57)	(14)	2	(438)
Depreciation and amortization expenses	(139)	(71)	(21)	(24)	—	(255)
Taxes other than income taxes	(79)	(19)	(22)	(2)	(3)	(125)
Other income, net	4	7	2	2	6	21
Interest charges	(40)	(18)	(10)	(21)	(4)	(93)
Income (taxes) benefit	1	(11)	(19)	(17)	25	(21)
Net income (loss)	(9)	38	55	47	17	148
Noncontrolling interests – preferred stock dividends	(1)	(1)	—	—	—	(2)
Net income (loss) attributable to Ameren common shareholders	$(10)	$37	$55	$47	$17	$146

Below is Ameren Illinois’ table of income statement components by segment for the three months ended March 31, 2021 and 2020:

	Ameren Illinois Electric Distribution	Ameren Illinois Natural Gas	Ameren Illinois Transmission	Ameren Illinois
Three Months 2021:
Electric and natural gas margins	$289	$213	$81	$583
Other operations and maintenance expenses	(125)	(56)	(13)	(194)
Depreciation and amortization expenses	(75)	(22)	(18)	(115)
Taxes other than income taxes	(20)	(25)	(1)	(46)
Other income, net	8	3	3	14
Interest charges	(18)	(10)	(14)	(42)
Income taxes	(12)	(28)	(10)	(50)
Net income	47	75	28	150
Preferred stock dividends	(1)	—	—	(1)
Net income attributable to common shareholder	$46	$75	$28	$149
Three Months 2020:
Electric and natural gas margins	$280	$182	$74	$536
Other operations and maintenance expenses	(130)	(57)	(12)	(199)
Depreciation and amortization expenses	(71)	(21)	(15)	(107)
Taxes other than income taxes	(19)	(22)	(1)	(42)
Other income, net	7	2	2	11
Interest charges	(18)	(10)	(11)	(39)
Income taxes	(11)	(19)	(9)	(39)
Net income	38	55	28	121
Preferred stock dividends	(1)	—	—	(1)
Net income attributable to common shareholder	$37	$55	$28	$120
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

Electric Margins

Increase (Decrease) by Segment
Total by Segment(a)	Overall Ameren Increase of $54 Million

$1,000
$500
$0
$ (Millions)
$900
$130
$289
$488
$846
$123
$280
$452
2021
2020

(a)Includes other/intersegment eliminations of $(7) million and $(9) million in the three months ended March 31, 2021 and 2020, respectively.

Ameren Missouri	Ameren Illinois Electric Distribution	Ameren Transmission	Other/Intersegment Eliminations

Natural Gas Margins

Increase (Decrease) by Segment
Total by Segment	Overall Ameren Increase of $32 Million

$300
$250
$200
$150
$100
$50
$0
$ (Millions)
$245
$213
$32
$213
$182
$31
2021
2020

Ameren Missouri	Ameren Illinois Natural Gas

The following table present the favorable (unfavorable) variations by Ameren segment for electric and natural gas margins for the three months ended March 31, 2021, compared with the year-ago period:

Three Months	Ameren Missouri	Ameren Illinois Electric Distribution	Ameren Illinois Natural Gas	Ameren Transmission(a)	Other /Intersegment Eliminations	Ameren
Electric revenue change:
Effect of weather (estimate)(b)	$18	$—	$—	$—	$—	$18
Base rates (estimate)(c)	(6)	3	—	7	—	4
Sales volumes and changes in customer usage patterns (excluding the estimated effects of weather and MEEIA)	(3)	—	—	—	—	(3)
Off-system sales, capacity and FAC revenues, net	(4)	—	—	—	—	(4)
Energy-efficiency program investments	—	3	—	—	—	3
Other	(4)	4	—	—	(2)	(2)
Cost recovery mechanisms – offset in fuel and purchased power(d)	3	12	—	—	—	15
Other cost recovery mechanisms(e)	6	(1)	—	—	—	5
Total electric revenue change	$10	$21	$—	$7	$(2)	$36
Fuel and purchased power change:
Effect of weather (estimate)(b)	$(5)	$—	$—	$—	$—	$(5)
Effect of lower net energy costs included in base rates	36	—	—	—	—	36
Other	(2)	—	—	—	4	2
Cost recovery mechanisms – offset in electric revenue(d)	(3)	(12)	—	—	—	(15)
Total fuel and purchased power change	$26	$(12)	$—	$—	$4	$18
Net change in electric margins	$36	$9	$—	$7	$2	$54
Natural gas revenue change:
Effect of weather (estimate)(b)	$(3)	$—	$—	$—	$—	$(3)
Base rates (estimate)	—	—	12	—	—	12
Change in rate design	—	—	12	—	—	12
Other	—	—	3	—	—	3
Cost recovery mechanisms – offset in natural gas purchased for resale(d)	17	—	45	—	—	62
Other cost recovery mechanisms(e)	—	—	4	—	—	4
Total natural gas revenue change	$14	$—	$76	$—	$—	$90
Natural gas purchased for resale change:
Effect of weather (estimate)(b)	$4	$—	$—	$—	—	$4
Cost recovery mechanisms – offset in natural gas revenue(d)	(17)	—	(45)	—	—	(62)
Total natural gas purchased for resale change	$(13)	$—	$(45)	$—	$—	$(58)
Net change in natural gas margins	$1	$—	$31	$—	$—	$32

(a)Includes an increase in transmission margins of $7 million at Ameren Illinois for the three months ended March 31, 2021, compared with the year-ago period.
(b)Represents the estimated variation resulting primarily from changes in cooling and heating degree-days on electric and natural gas demand compared with the year-ago period; this variation is based on temperature readings from the National Oceanic and Atmospheric Administration weather stations at local airports in our service territories.
(c)For Ameren Illinois Electric Distribution and Ameren Transmission, base rates include increases or decreases to operating revenues related to the revenue requirement reconciliation adjustment under formula rates. For Ameren Missouri, base rates exclude an increase of $7 million for the recovery of lost electric margins for the three months ended March 31, 2021, compared with the year-ago period, resulting from the MEEIA 2016 and 2019 customer energy-efficiency programs. This amount is included in the “sales volumes and changes in customer usage patterns (excluding the estimated effects of weather and MEEIA)” line item.
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

Ameren
Ameren’s electric margins increased $54 million, or 6%, for the three months ended March 31, 2021, compared with the year-ago period, primarily because of increased margins at Ameren Missouri, Ameren Illinois Electric Distribution, and Ameren Transmission, as discussed below. Ameren’s natural gas margins increased $32 million, or 15%, for the three months ended March 31, 2021, compared with the year-ago period, primarily because of increased margins at Ameren Illinois Natural Gas, as discussed below.
Ameren Transmission
Ameren Transmission’s margins increased $7 million, or 6%, for the three months ended March 31, 2021, compared with the year-ago period. Base rate revenues were favorably affected by increased capital investment, as evidenced by a 11% increase in rate base used to calculate the revenue requirement, partially offset by the March 2021 FERC order, which required refunds related to historical recovery of materials and supplies inventories. See Transmission Formula Rate Revisions in Note 2 – Rate and Regulatory Matters under Part I, Item 1, of this report for additional information regarding the March 2021 FERC order.
Ameren Missouri
Ameren Missouri’s electric margins increased $36 million, or 8%, for the three months ended March 31, 2021, compared with the year ago period.
The following items had a favorable effect on Ameren Missouri’s electric margins between periods:
•The March 2020 MoPSC electric rate order that resulted in lower net energy costs included in base rates partially offset by lower electric base rates increased margins $30 million. The change in electric base rates is the sum of the change in base rates (estimate) (-$6 million) and the effect of lower net energy costs included in base rates (+$36 million) in the table above.
•Winter temperatures were colder as heating degree days increased 12%. The aggregate effect of weather increased margins an estimated $13 million. The change in margins due to weather is the sum of the effect of weather (estimate) on electric revenues (+$18 million) and the effect of weather (estimate) on fuel and purchased power (-$5 million) in the table above.
The following items had an unfavorable effect on Ameren Missouri’s electric margins between periods:
•The absence of the Callaway Energy Center generation and the extremely cold weather in mid-February 2021 drove net energy costs higher than those reflected in base rates, which reduced margins by $4 million, resulting from Ameren Missouri’s 5% exposure to net energy cost variances under the FAC. The change in net energy costs is the sum of the revenue change in “Off-system sales, capacity and FAC revenues, net” (-$4 million) in the table above, and the change in “energy costs” (comparable between periods).
•Excluding the estimated effects of weather and the MEEIA customer energy-efficiency programs, electric revenues decreased an estimated $3 million. The decrease was primarily due to a reduction in the average retail price per kilowatthour due to changes in customer usage patterns and shifts in commercial and industrial usage between rate classes. While the MEEIA customer energy-efficiency programs reduced retail sales volumes, the recovery of lost electric margins under the MEEIA ensured that electric margins were not affected.
Ameren Missouri’s natural gas margins were comparable between periods. Purchased gas costs increased $17 million, primarily resulting from the significant increase in customer demand and prices for natural gas experienced in mid-February 2021 due to the extremely cold weather. The increased purchased gas costs are fully offset by an increase in natural gas revenues under the PGA rider, resulting in no impact to margin. The increase in purchased gas cost is reflected in “cost recovery mechanisms - offset in natural gas revenue” and the associated recoverability from customers is reflected in “cost recovery mechanisms - offset in natural gas purchased for resale”.
Ameren Illinois
Ameren Illinois’ electric margins increased $16 million, or 5%, for the three months ended March 31, 2021, compared with the year-ago period, driven by increased margins at Ameren Illinois Electric Distribution and Ameren Illinois Transmission. Ameren Illinois Natural Gas’ margins increased $31 million, or 17%, between periods.
Ameren Illinois Electric Distribution
Ameren Illinois Electric Distribution’s margins increased $9 million, or 3%, for the three months ended March 31, 2021, compared with the year-ago period. Purchased power costs increased $12 million, primarily resulting from the significant increase in customer demand and prices for electricity experienced in mid-February 2021 due to the extremely cold weather. The increased purchased power costs are fully offset by an increase in electric revenues under the cost recovery mechanisms for purchased power, resulting in no impact to margin. The increase in purchased power cost is reflected in “cost recovery mechanisms - offset in electric revenue” and the associated recoverability from customers is reflected in “cost recovery mechanisms - offset in fuel and purchased power”. The following items had a favorable effect on Ameren Illinois Electric Distribution’s margins between periods:
•Margins increased due to a higher recognized ROE (+$4 million), as evidenced by an increase of 72 basis points in the estimated annual average of the monthly yields of the 30-year United States Treasury bonds, and increased capital investment (+$2 million), as evidenced by a 6% increase in rate base used to calculate the revenue requirement, partially offset by lower recoverable non-purchased power expenses (-$3 million). The sum of these changes collectively increased margins $3 million.
•Revenues increased $3 million due to recovery of increased energy-efficiency program investments under performance-based formula ratemaking.
Ameren Illinois Natural Gas
Ameren Illinois Natural Gas’ margins increased $31 million, or 17%, for the three months ended March 31, 2021, compared with the year-ago period. Purchased gas costs increased $45 million, primarily resulting from the significant increase in customer demand and prices for natural gas experienced in mid-February 2021 due to the extremely cold weather. The increased purchased gas costs are fully offset by an increase in natural gas revenues under the PGA rider, resulting in no impact to margin. The increase in purchased gas cost is reflected in “cost recovery mechanisms - offset in natural gas revenue” and the associated recoverability from customers is reflected in “cost recovery mechanisms - offset in natural gas purchased for resale”. The following items had a favorable effect on Ameren Illinois Natural Gas’ margins between periods:
•Revenues increased $12 million due to higher natural gas base rates as a result of the January 2021 natural gas rate order.
•The implementation of a change in rate design pursuant to the January 2021 natural gas rate order, which increased margins $12 million. This change in rate design concentrates more revenues in the winter heating season due to an increase in volumetric rates and a decrease in fixed customer rates. As such, the change is not expected to materially affect annual earnings comparisons.
Ameren Illinois Transmission
Ameren Illinois Transmission’s margins increased $7 million, or 9%, for the three months ended March 31, 2021, compared with the year-ago period. Margins were favorably affected by increased capital investment, as evidenced by a 17% increase in rate base used to calculate the revenue requirement, partially offset by the March 2021 FERC order, which required refunds related to historical recovery of materials and supplies inventories. See Transmission Formula Rate Revisions in Note 2 – Rate and Regulatory Matters under Part I, Item 1, of this report for additional information regarding the March 2021 FERC order.

Other Operations and Maintenance Expenses

Increase (Decrease) by Segment
Total by Segment(a)	Overall Ameren Decrease of $18 Million

$500
$400
$300
$200
$100
$0
$ (Millions)
$420
$16
$56
$125
$225
$438
$14
$57
$130
$239
2021
2020

(a)Includes other/intersegment eliminations of $(2) million and $(2) million in the three months ended March 31, 2021 and 2020, respectively.

Ameren Missouri	Ameren Illinois Natural Gas	Other/Intersegment Eliminations

Ameren Illinois Electric Distribution	Ameren Transmission
Ameren
Other operations and maintenance expenses decreased $18 million in the three months ended March 31, 2021, compared with the year-ago period, due to changes discussed below.
Ameren Transmission
Other operations and maintenance expenses were comparable between periods.
Ameren Missouri
The $14 million decrease in other operations and maintenance expenses in the three months ended March 31, 2021, compared with the year-ago period, was primarily due to the following items:
•The cash surrender value of company-owned life insurance increased $8 million, primarily because of unfavorable market returns in the year-ago period.
•Amortization of costs, primarily solar rebate costs incurred prior to the RESRAM, decreased $6 million pursuant to the March 2020 MoPSC electric rate order.
•Deferral to a regulatory asset of $5 million of certain costs incurred related to the COVID-19 pandemic, pursuant to the March 2021 MoPSC orders.
•Transmission and distribution expenditures decreased $5 million, primarily resulting from less maintenance due to recent capital improvements and disciplined cost management.
The following items partially offset the above decreases in other operations and maintenance expenses between periods:
•Energy center maintenance costs increased $8 million, primarily because of the amortization of Callaway refueling and maintenance costs deferred as a regulatory asset in the year-ago period, pursuant to the February 2020 MoPSC order.
•Customer energy-efficiency program costs increased $6 million because of increased participation in the MEEIA programs in the current period.

Ameren Illinois
Other operations and maintenance expenses decreased $5 million in the three months ended March 31, 2021, compared with the year-ago period, as discussed below. Other operations and maintenance expenses were comparable between periods at Ameren Illinois Natural Gas and Ameren Illinois Transmission.
Ameren Illinois Electric Distribution
Other operations and maintenance expenses decreased $5 million in the three months ended March 31, 2021, compared with the year-ago period, primarily because of a $4 million increase in the cash surrender value of company-owned life insurance due to unfavorable market returns in the year-ago period. Other operations and maintenance expenses also decreased because of a $3 million reduction in distribution expenditures, resulting from disciplined cost management and timing of expenditures. These decreases were partially offset by a $2 million increase in the amortization of energy-efficiency program investments under performance-based ratemaking.

Depreciation and Amortization Expenses

Increase (Decrease) by Segment
Total by Segment(a)	Overall Ameren Increase of $26 Million

$ (Millions)
$300
$250
$200
$150
$100
$50
$0
$281
$28
$22
$75
$156
$255
$24
$21
$71
$139
2021
2020

(a)Includes other/intersegment eliminations of $— million and $— million in the three months ended March 31, 2021 and 2020, respectively.

Ameren Missouri	Ameren Illinois Natural Gas	Other/Intersegment Eliminations

Ameren Illinois Electric Distribution	Ameren Transmission
Depreciation and amortization expenses increased $26 million, $17 million, and $8 million in the three months ended March 31, 2021, compared with the year-ago period, at Ameren, Ameren Missouri, and Ameren Illinois, respectively, primarily because of additional property, plant, and equipment investments across their respective segments. Ameren’s and Ameren Missouri’s depreciation and amortization expenses reflected a deferral to a regulatory asset of depreciation and amortization expenses pursuant to the PISA and RESRAM. The PISA and RESRAM deferrals of depreciation and amortization expenses were $19 million and $13 million for the three months ended March 31, 2021 and 2020, respectively.

Taxes Other Than Income Taxes

Increase (Decrease) by Segment
Total by Segment(a)	Overall Ameren Increase of $3 Million

$150
$125
$100
$75
$50
$25
$0
$ (Millions)
$128
$125
$25
$22
$20
$19
$77
$79
2021
2020

(a)Includes $2 million and $2 million at Ameren Transmission in the three months ended March 31, 2021 and 2020, respectively, and other/intersegment eliminations of $4 million and $3 million in the three months ended March 31, 2021 and 2020, respectively.

Ameren Missouri	Ameren Illinois Natural Gas	Other/Intersegment Eliminations

Ameren Illinois Electric Distribution	Ameren Transmission
Taxes other than income taxes increased $3 million in the three months ended March 31, 2021, compared with the year-ago period, primarily because of a $3 million increase in excise taxes at Ameren Illinois Natural Gas, as a result of increased sales.

Other Income, Net

Increase (Decrease) by Segment
Total by Segment	Overall Ameren Increase of $25 Million

$50
$40
$30
$20
$10
$0
$ (Millions)
$46
$9
$3
$3
$8
$23
$21
$6
$2
$2
$7
$4
2021
2020

Ameren Missouri	Ameren Illinois Natural Gas	Other/Intersegment Eliminations

Ameren Illinois Electric Distribution	Ameren Transmission
Other income, net, increased $25 million in the three months ended March 31, 2021, compared with the year-ago period, primarily because of a $9 million increase in the non-service cost components of net periodic benefit income at Ameren Missouri and an $8 million decrease in charitable donations due to the absence of charitable donations made in the year-ago period pursuant to the March 2020 MoPSC electric rate order. Other income, net, also increased $3 million for activity not reported as part of a segment primarily because of increased income from equity investments.
See Note 5 – Other Income, Net, under Part I, Item 1, of this report for additional information.

Interest Charges

Increase (Decrease) by Segment
Total by Segment	Overall Ameren Increase of $7 Million

$120
$100
$80
$60
$40
$20
$0
$ (Millions)
$100
$10
$23
$10
$18
$39
$93
$4
$21
$10
$18
$40
2021
2020

Ameren Missouri	Ameren Illinois Natural Gas	Other/Intersegment Eliminations

Ameren Illinois Electric Distribution	Ameren Transmission
Interest charges increased $7 million in the three months ended March 31, 2021, compared with the year-ago period, primarily due to a long-term debt issuance at Ameren (parent) in April 2020, which increased interest charges by $7 million. Interest charges at Ameren and Ameren Missouri reflected a deferral to a regulatory asset of interest charges pursuant to PISA and RESRAM. The PISA and RESRAM deferrals of interest charges were $15 million and $9 million for the three months ended March 31, 2021 and 2020, respectively.

Income Taxes
The following table presents effective income tax rates for the three months ended March 31, 2021 and 2020:

	Three Months(a)
	2021	2020
Ameren	10%	12%
Ameren Missouri	(4)%	8%
Ameren Illinois	25%	24%
Ameren Illinois Electric Distribution	22%	22%
Ameren Illinois Natural Gas	27%	26%
Ameren Illinois Transmission	25%	24%
Ameren Transmission	27%	26%
(a)Estimate of the annual effective income tax rate adjusted to reflect the tax effect of items discrete to the three months ended March 31, 2021 and 2020.
See Note 12 – Income Taxes under Part I, Item 1, of this report for a reconciliation of the federal statutory corporate income tax rate to the effective income tax rate for the Ameren Companies.
LIQUIDITY AND CAPITAL RESOURCES
Collections from our tariff-based revenues are our principal source of cash provided by operating activities. A diversified retail customer mix, primarily consisting of rate-regulated residential, commercial, and industrial customers, provides us with a reasonably predictable source of cash. In addition to using cash provided by operating activities, we use available cash, drawings under committed credit agreements, commercial paper issuances, and/or, in the case of Ameren Missouri and Ameren Illinois, short-term affiliate borrowings to support normal operations and temporary capital requirements. We may reduce our short-term borrowings with cash provided by operations or, at our discretion, with long-term borrowings, or, in the case of Ameren Missouri and Ameren Illinois, with capital contributions from Ameren (parent). We expect to make significant capital expenditures over the next five years, supported by a combination of long-term debt and equity, as we invest in our electric and natural gas utility infrastructure to support overall system reliability, grid modernization, renewable energy targets requirements, environmental compliance, and other improvements. As part of its plan to fund the cash requirements for capital expenditures, Ameren is using newly issued shares of common stock, rather than market-purchased shares, to satisfy requirements under the DRPlus and employee benefit plans and expects to continue to do so through at least 2025. Ameren expects these issuances to provide equity of about $100 million annually. In addition to the issuance of common shares in connection with the 2021 settlement of the remaining portion of the forward sale agreement, Ameren plans to issue incremental equity of about $150 million in 2021 and about $300 million each year from 2022 to 2025. Ameren expects to establish an at-the-market equity program that will allow Ameren to meet equity needs through 2023, subject to market conditions and other factors. Ameren expects its equity to total capitalization to be about 45% through December 31, 2025, with the long-term intent to support solid investment-grade credit ratings. See Long-term Debt and Equity below and Note 4 – Long-term Debt and Equity Financings under Part I, Item 1, of this report for additional information on the 2021 settlement of the remaining portion of the forward sale agreement.
The use of cash provided by operating activities and short-term borrowings to fund capital expenditures and other long-term investments at the Ameren Companies frequently results in a working capital deficit, defined as current liabilities exceeding current assets, as was the case at March 31, 2021, for Ameren and Ameren Illinois. With the credit capacity available under the Credit Agreements, and cash and cash equivalents, Ameren (parent), Ameren Missouri, and Ameren Illinois, collectively, had net available liquidity of $1.4 billion at March 31, 2021. See Credit Facility Borrowings and Liquidity for additional information.
The following table presents net cash provided by (used in) operating, investing, and financing activities for the three months ended March 31, 2021 and 2020:

	Net Cash Provided By (Used In) Operating Activities			Net Cash Used In Investing Activities			Net Cash Provided By Financing Activities
	2021	2020	Variance	2021	2020	Variance	2021	2020	Variance
Ameren	$(35)	$290	$(325)	$(889)	$(684)	$(205)	$795	$421	$374
Ameren Missouri	(51)	41	(92)	(398)	(328)	(70)	316	272	44
Ameren Illinois	13	232	(219)	(337)	(323)	(14)	326	106	220
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
Ameren
Ameren’s cash provided by operating activities decreased $325 million in the first three months of 2021, compared with the year-ago period. The following items contributed to the decrease:
•A $309 million decrease resulting from increased purchases in natural gas for resale and purchased power costs as a result of the significant increase in customer demand and prices for natural gas and electricity experienced in mid-February 2021 due to extremely cold weather, which are recovered under the PGA, FAC, and Ameren Illinois’ purchased power rider; a net decrease attributable to other regulatory recovery mechanisms; and a decrease in customer collections at Ameren Illinois, primarily due to an increase in accounts receivable balances, which reflected an increase in amounts that were 30 days or greater past due or that were a part of a deferred payment arrangement. These items were partially offset by increased customer collections resulting from base rate increases related to sales volumes and PISA at Ameren Missouri and increased natural gas revenues at Ameren Illinois as a result of the January 2021 rate order.
•A $26 million increase in interest payments, primarily due to an increase in the average outstanding debt at Ameren (parent) and Ameren Missouri.
•A $16 million increase in major storm restoration costs at Ameren Illinois due to a January 2021 storm.
•A $9 million increase in property tax payments at Ameren Missouri primarily due to higher assessed property tax values.
•A $7 million decrease in net collateral activity with counterparties, primarily resulting from changes in the market prices of power, natural gas, and other fuels.

The following items partially offset the decrease in Ameren’s cash from operating activities between periods:
•A $35 million increase resulting from a decrease in coal inventory levels at Ameren Missouri due to increased consumption levels, compared with the year-ago period.
•An $11 million decrease in payments to settle ARO liabilities, primarily related to the closure of Ameren Missouri’s CCR storage facilities.
Ameren Missouri
Ameren Missouri’s cash provided by operating activities decreased $92 million in the first three months of 2021, compared with the year-ago period. The following items contributed to the decrease:
•A $111 million decrease resulting from increased purchases in natural gas for resale and purchased power costs as a result of the significant increase in customer demand and prices for natural gas and electricity experienced in mid-February 2021 due to extremely cold weather, which are recovered under the PGA and FAC and a net decrease attributable to other regulatory recovery mechanisms. These items were partially offset by increased customer collections resulting from base rate increases related to sales volumes and PISA.
•A $10 million increase in interest payments, primarily due to an increase in the average outstanding debt.
•A $9 million increase in property tax payments primarily due to higher assessed property tax values.
•An $8 million decrease in net collateral activity with counterparties, primarily resulting from changes in the market prices of power, natural gas, and other fuels.
The following items partially offset the decrease in Ameren Missouri’s cash from operating activities between periods:
•A $35 million increase resulting from a decrease in coal inventory levels due to increased consumption levels, compared with the year-ago period.
•An $11 million decrease in payments to settle ARO liabilities, primarily related to the closure of CCR storage facilities.
Ameren Illinois
Ameren Illinois’ cash provided by operating activities decreased $219 million in the first three months of 2021, compared with the year-ago period. The following items contributed to the decrease:
•A $202 million decrease resulting from increased purchases in natural gas for resale and purchased power costs as a result of the significant increase in customer demand and prices for natural gas and electricity experienced in mid-February 2021 due to extremely cold weather, which are recovered under the PGA and purchased power rider; a net decrease attributable to other regulatory recovery mechanisms; and a decrease in customer collections, primarily due to an increase in accounts receivable balances, which reflected an increase in amounts that were 30 days or greater past due or that were a part of a deferred payment arrangement. These items were partially offset by increased natural gas revenues as a result of the January 2021 rate order.
•A $16 million increase in major storm restoration costs due to a January 2021 storm.
Cash Flows from Investing Activities
Ameren’s cash used in investing activities increased $205 million during the first three months of 2021, compared with the year-ago period, primarily as a result of a $193 million increase in cash paid for the acquisition of wind generation assets and a $58 million increase in capital expenditures, which were driven by increases at Ameren Missouri and Ameren Illinois, partially offset by a decrease at ATXI primarily as a result of decreased Illinois Rivers transmission line expenditures, as it was placed in service in December 2020. The increase in Ameren’s cash used in investing activities was partially offset by a $34 million decrease due to the timing of nuclear fuel expenditures and a $13 million decrease due to net investment activity in the nuclear decommissioning trust fund at Ameren Missouri.
Ameren Missouri’s cash used in investing activities increased $70 million during the first three months of 2021, compared with the year-ago period, primarily as a result of a $193 million increase in cash paid for the acquisition of wind generation assets and a $63 million increase in capital expenditures, primarily related to electric delivery infrastructure upgrades, electric distribution system reliability projects, and generator repairs to the Callaway Energy Center. The increase in Ameren Missouri’s cash used in investing activities was partially offset by a $139 million decrease in net money pool advances, a $34 million decrease due to the timing of nuclear fuel expenditures, and a $13 million decrease due to net investment activity in the nuclear decommissioning trust fund.
Ameren Illinois’ cash used in investing activities increased $14 million during the first three months of 2021, compared with the year-ago period, due to an increase in capital expenditures, primarily related to software and communication network projects.

Cash Flows from Financing Activities
Cash provided by, or used in, financing activities is a result of our financing needs, which depend on the level of cash provided by operating activities, the level of cash used in investing activities, the level of dividends, and our long-term debt maturities, among other things.
Ameren’s cash provided by consolidated financing activities increased $374 million during the first three months of 2021, compared with the year-ago period. During the first three months of 2021, Ameren utilized proceeds from the issuance of $450 million of long-term debt for general corporate purposes, including to repay then-outstanding short-term debt, and to fund, in part, investing activities. Ameren also utilized net proceeds from commercial paper issuances of $399 million and cash on hand to fund operating activities, including increased purchases in natural gas for resale and purchased power costs as a result of the significant increase in customer demand and prices for natural gas and electricity experienced in mid-February 2021 due to extremely cold weather, and to fund, in part, investing activities. In addition, Ameren received cash proceeds of $113 million from the settlement of the remaining portion of the forward sale agreement of common stock that were used to fund a portion of Ameren Missouri’s wind generation investments. In comparison, during the first three months of 2020, Ameren utilized proceeds of $640 million from a long-term debt issuance, credit facility borrowings, and net commercial paper issuances to repay at maturity long-term debt of $85 million and to fund, in part, investing activities. During the first three months of 2021, Ameren paid common stock dividends of $140 million, compared with $122 million in dividend payments in the year-ago period.
Ameren Missouri’s cash provided by financing activities increased $44 million during the first three months of 2021, compared to the year-ago period. During the first three months of 2021, Ameren Missouri utilized net proceeds from commercial paper issuances of $204 million and cash on hand to fund operating activities, including increased purchases in natural gas for resale and purchased power costs as a result of the significant increase in customer demand and prices for natural gas and electricity experienced in mid-February 2021 due to extremely cold weather, and to fund, in part, investing activities. Additionally, Ameren Missouri utilized a $113 million capital contribution from Ameren (parent) to fund, in part, its wind generation expenditures. In comparison, during the first three months of 2020, Ameren Missouri utilized net proceeds from the issuance of $465 million in long-term debt to repay then-outstanding commercial paper issuances, including short-term debt incurred in connection with the repayment at maturity of long-term debt of $85 million. In 2020, Ameren Missouri repaid net short-term debt of $104 million and used cash provided by financing activities to fund, in part, investing activities.
Ameren Illinois’ cash provided by financing activities increased $220 million during the first three months of 2021, compared with the year-ago period. During the first three months of 2021, Ameren Illinois utilized net proceeds from commercial paper issuances of $323 million to fund operating activities, including increased purchases in natural gas for resale and purchased power costs as a result of the significant increase in customer demand and prices for natural gas and electricity experienced in mid-February 2021 due to extremely cold weather, and to fund, in part, investing activities. Ameren Illinois received a $40 million capital contribution from Ameren (parent), the first three months of 2021, compared to a $100 million capital contribution in the year-ago period. In addition, Ameren Illinois repaid $19 million of money pool borrowings and redeemed $13 million of preferred stock in the current year period.
See Long-term Debt and Equity in this section for additional information on maturities and issuances of long-term debt, issuances of common stock, and redemptions of preferred stock.
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

The following table presents Ameren’s consolidated liquidity as of March 31, 2021:

Ameren (parent) and Ameren Missouri:
Missouri Credit Agreement – borrowing capacity	$1,200
Less: Ameren (parent) commercial paper outstanding	233
Less: Ameren Missouri commercial paper outstanding	204
Less: Ameren Missouri letters of credit	3
Missouri Credit Agreement – subtotal	760
Ameren (parent) and Ameren Illinois:
Illinois Credit Agreement – borrowing capacity	1,100
Less: Ameren (parent) commercial paper outstanding	129
Less: Ameren Illinois commercial paper outstanding	323
Less: Ameren Illinois letters of credit	1
Illinois Credit Agreement – subtotal	647
Subtotal	$1,407
Add: Cash and cash equivalents	6
Net Available Liquidity	$1,413
The Credit Agreements, among other things, provide $2.3 billion of credit until maturity in December 2024. See Note 3 – Short-term Debt and Liquidity under Part I, Item 1, of this report for additional information on the Credit Agreements. During the three months ended March 31, 2021, Ameren (parent), Ameren Missouri, and Ameren Illinois each issued commercial paper. Borrowings under the Credit Agreements and commercial paper issuances are based upon available interest rates at that time of the borrowing or issuance.
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

Long-term Debt and Equity
The following table presents Ameren’s issuances (net of any issuance premiums or discounts) of long-term debt and equity, as well as maturities of long-term debt and redemptions of preferred stock for the three months ended March 31, 2021 and 2020:

	Month Issued, Redeemed, or Matured	2021	2020
Issuances of Long-term Debt
Ameren:
1.75% Senior unsecured notes due 2028	March	$450	$—
Ameren Missouri:
2.95% First mortgage bonds due 2030	March	$—	$465
Total Ameren long-term debt issuances		$450	$465
Issuances of Common Stock
Ameren:
DRPlus and 401(k) (a)	Various	$12	$13
Forward sale agreement (b)	February	113	—
Total common stock issuances (c)		$125	$13
Total Ameren long-term debt and common stock issuances		$575	$478
Maturities of Long-term Debt
Ameren Missouri:
5.00% Senior secured notes due 2020	February	$—	$85
Total Ameren long-term debt maturities		$—	$85
Redemptions of Preferred Stock
Ameren Illinois:
6.625% Series	March	$12	$—
7.75% Series	March	1	—
Total Ameren Illinois preferred stock redemptions		$13	$—
Total Ameren long-term debt maturities and preferred stock redemptions		$13	$85
(a)Ameren issued a total of 0.1 million and 0.2 million shares of common stock under its DRPlus and 401(k) plan in the three months ended March 31, 2021 and 2020, respectively.
(b)Ameren issued 1.6 million shares of common stock to settle the remainder of the forward sale agreement.
(c)Excludes 0.5 million and 0.5 million shares of common stock valued at $33 million and $38 million issued for no cash consideration in connection with stock-based compensation for the three months ended March 31, 2021 and 2020, respectively.
See Note 4 – Long-Term Debt and Equity Financings under Part I, Item 1, of this report for additional information, including proceeds from issuances of long-term debt, the use of those proceeds and Ameren’s forward equity sale agreement.
Indebtedness Provisions and Other Covenants
At March 31, 2021, the Ameren Companies were in compliance with the provisions and covenants contained in their credit agreements, indentures, and articles of incorporation, as applicable, and ATXI was in compliance with the provisions and covenants contained in its note purchase agreement. See Note 3 – Short-term Debt and Liquidity under Part I, Item 1, of this report and Note 4 – Short-term Debt and Liquidity and Note 5 – Long-term Debt and Equity Financings under Part II, Item 8, of the Form 10-K for a discussion of provisions (and applicable cross-default provisions) and covenants contained in our credit agreements, in ATXI’s note purchase agreement, and in certain of the Ameren Companies’ indentures and articles of incorporation.
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
Dividends
The amount and timing of dividends payable on Ameren’s common stock are within the sole discretion of Ameren’s board of directors. Ameren’s board of directors has not set specific targets or payout parameters when declaring common stock dividends, but it considers various factors, including Ameren’s overall payout ratio, payout ratios of our peers, projected cash flow and potential future cash flow requirements, historical earnings and cash flow, projected earnings, impacts of regulatory orders or legislation, and other key business considerations. Ameren expects its dividend payout ratio to be between 55% and 70% of annual earnings over the next few years. On May 7, 2021, Ameren’s board of directors declared a quarterly common stock dividend of 55 cents per share payable on June 30, 2021, to shareholders of record on June 9, 2021.
See Note 4 – Short-term Debt and Liquidity and Note 5 – Long-term Debt and Equity Financings under Part II, Item 8, of the Form 10-K for additional discussion of covenants and provisions contained in certain of the Ameren Companies’ financial agreements and articles of incorporation that would restrict the Ameren Companies’ payment of dividends in certain circumstances. At March 31, 2021, none of these circumstances existed at Ameren, Ameren Missouri, or Ameren Illinois and, as a result, these companies were not restricted from paying dividends.
The following table presents common stock dividends declared and paid by Ameren Corporation to its common shareholders and by Ameren subsidiaries to their parent, Ameren Corporation, for the three months ended March 31, 2021 and 2020:

	Three Months
	2021	2020
Ameren	$140	$122
ATXI	25	—
Commitments
As of March 31, 2021, there have been no material changes other than in the ordinary course of business related to cash requirements arising from contractual obligations provided in Item 7 of the Form 10-K for the year ended December 31, 2020, with the exception of Ameren parent’s debt issuance discussed in Long-Term Debt and Equity section above.
Off-balance-sheet Arrangements
At March 31, 2021, none of the Ameren Companies had any significant off-balance-sheet financing arrangements, other than variable interest entities. See Note 1 – Summary of Significant Accounting Policies under Part I, Item 1, of this report for further detail concerning variable interest entities.
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

Collateral Postings
Any weakening of our credit ratings may reduce access to capital and trigger additional collateral postings and prepayments. Such changes may also increase the cost of borrowing, resulting in an adverse effect on earnings. Cash collateral postings and prepayments made with external parties, including postings related to exchange-traded contracts, and cash collateral posted by external parties were immaterial at March 31, 2021. A sub-investment-grade issuer or senior unsecured debt rating (below “Baa3” from Moody’s or below “BBB-” from S&P) at March 31, 2021, could have resulted in Ameren, Ameren Missouri, or Ameren Illinois being required to post additional collateral or other assurances for certain trade obligations amounting to $117 million, $104 million, and $13 million, respectively.
Changes in commodity prices could trigger additional collateral postings and prepayments. Based on credit ratings at March 31, 2021, if market prices were 15% higher or lower than March 31, 2021 levels in the next 12 months and 20% higher or lower thereafter through the end of the term of the commodity contracts, then Ameren, Ameren Missouri, or Ameren Illinois could be required to post an immaterial amount, compared to each company’s liquidity, of collateral or other assurances for certain trade obligations.
OUTLOOK
Below are some key trends, events, and uncertainties that may reasonably affect our results of operations, financial condition, or liquidity, as well as our ability to achieve strategic and financial objectives, for 2021 and beyond. The continued effect of the COVID-19 pandemic on our results of operations, financial position, and liquidity in subsequent periods will depend on its severity and longevity, future regulatory or legislative actions with respect thereto, and the resulting impact on business, economic, and capital market conditions. We continue to assess the impacts the COVID-19 pandemic is having on our businesses, including but not limited to impacts on our liquidity; demand for residential, commercial, and industrial electric and natural gas services; changes in deferred payment arrangements for customers; the timing and extent to which recovery of incremental costs incurred, net of savings, and forgone customer late fee revenues at Ameren Missouri is allowed by the MoPSC; changes in our ability to disconnect customers for nonpayment; bad debt expense; supply chain operations; the availability of our employees and contractors; counterparty credit; capital construction; infrastructure operations and maintenance; energy-efficiency programs; and pension valuations. For additional information regarding recent rate orders, lawsuits, and pending requests filed with state and federal regulatory commissions, including those discussed below, see Note 2 – Rate and Regulatory Matters under Part I, Item 1, of this report and Note 2 – Rate and Regulatory Matters under Part II, Item 8, of the Form 10-K.
Operations
•In the first three months of 2021, our sales volumes, which have been, and continue to be, affected by the COVID-19 pandemic, among other things, were comparable to the same period in 2020, excluding the estimated effects of weather and customer energy efficiency programs. We expect a gradual improvement in sales volumes in 2021, compared to 2020. Our customers’ payment for services has been adversely affected by the COVID-19 pandemic, which led to an increase in our accounts receivable balances that are past due or that are a part of a deferred payment arrangement. Because of their regulatory frameworks, Ameren Illinois’ and ATXI’s revenues are largely decoupled from changes in sales volumes. See the Results of Operations section above for additional information on our accounts receivable balances, Ameren Illinois’ electric and natural gas bad debt riders, and changes in Ameren Missouri’s sales volumes in the first three months of 2021, compared to the same period in 2020, and sales volumes expected in 2021, compared to 2020. Additionally, see Note 2 – Rate and Regulatory Matters under Part I, Item 1, of this report and Note 2 – Rate and Regulatory Matters under Part II, Item 8, of the Form 10-K for information on Ameren Missouri’s and Ameren Illinois’ reinstatement of customer disconnection and late fee charges for non-payment, accounting authority orders issued by the MoPSC related to Ameren Missouri's electric and natural gas services to allow Ameren Missouri to accumulate certain costs incurred, net of savings, and forgone customer late fee revenues related to the COVID-19 pandemic for consideration of recovery in the current electric and natural gas service regulatory rate reviews, and orders issued by the ICC in a service disconnection moratorium proceeding, which required Ameren Illinois to implement more flexible credit and collection practices and allowed for recovery of costs incurred related to the COVID-19 pandemic and forgone late fees.
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
•In 2018, the MoPSC issued an order approving Ameren Missouri’s MEEIA 2019 plan. The plan includes a portfolio of customer energy-efficiency programs through December 2022 and low-income customer energy-efficiency programs through December 2024, along with a rider. Ameren Missouri intends to invest $290 million over the life of the plan, including $65 million in 2021 and $70 million in 2022. The plan includes the continued use of the MEEIA rider, which allows Ameren Missouri to collect from, or refund to, customers any difference in actual MEEIA program costs and related lost electric margins and the amounts collected from customers. In addition, the plan includes a performance incentive that provides Ameren Missouri an opportunity to earn additional revenues by achieving certain customer energy-efficiency goals. If the target goals were achieved for 2020, additional revenues of $10 million would be recognized in 2021, and, if target goals are achieved for 2021 and 2022, additional revenues of $24 million would be recognized in 2022. Incremental additional revenues of $3 million, $3 million, and $1 million may be earned for 2020, 2021, and 2022, respectively, and would be recognized in the respective following year if Ameren Missouri exceeds its targeted goals. Ameren Missouri’s ability to achieve and/or exceed targeted goals could be affected by the COVID-19 pandemic. For the year ended December 31, 2020, Ameren Missouri recognized $6 million in revenues related to MEEIA performance incentives.
•In March 2021, Ameren Missouri filed a request with the MoPSC seeking approval to increase its annual revenues for electric service by $299 million. The MoPSC proceeding relating to the proposed electric service rate changes will take place over a period of up to 11 months, with a decision by the MoPSC expected by February 2022 and new rates effective by March 2022. Ameren Missouri cannot predict the level of any electric service rate change the MoPSC may approve, or whether any rate change that may eventually be approved will be sufficient for Ameren Missouri to recover its costs and earn a reasonable return on its investments when the rate change goes into effect.
•In March 2020, the MoPSC issued an order in Ameren Missouri’s July 2019 electric service regulatory rate review, resulting in a decrease of $32 million to Ameren Missouri’s annual revenue requirement for electric retail service. The order also approved a change in rate design, which will result in winter rates applied to May usage and summer rates applied to September usage beginning in 2021. Previously, blended rates were applied to both months’ usage. The quarterly year-over-year increases/(decreases) to 2021 earnings, compared to the same periods in 2020, from the effect of the change in rate design are estimated at approximately ($50) million and $50 million for the second and third quarter comparisons, respectively.
•Ameren Illinois and ATXI use a forward-looking rate calculation with an annual revenue requirement reconciliation for each company’s electric transmission business. Based on expected rate base growth and the currently allowed 10.52% ROE, which includes a 50 basis point adder for participation in an RTO, the revenue requirements included in 2021 rates for Ameren Illinois’ and ATXI’s electric transmission businesses are $380 million and $200 million, respectively. These revenue requirements represent an increase in Ameren Illinois’ and ATXI’s revenue requirements of $67 million and $8 million, respectively, from the revenue requirements reflected in 2020 rates, primarily due to expected rate base growth. These rates will affect Ameren Illinois’ and ATXI’s cash receipts during 2021, but will not determine their respective electric transmission service operating revenues, which will instead be based on 2021 actual recoverable costs, rate base, and a return on rate base at the applicable WACC as calculated under the FERC formula ratemaking framework.
•The allowed base ROE for FERC-regulated transmission rates previously charged under the MISO tariff is the subject of an appeal filed with the United States Court of Appeals for the District of Columbia Circuit. Depending on the outcome of the appeal, the transmission rates charged during previous periods and the currently effective rates may be subject to change. Additionally, in March 2019, the FERC issued a Notice of Inquiry regarding its transmission incentives policy. In March 2020, the FERC issued a Notice of Proposed Rulemaking on its transmission incentives policy, which addressed many of the issues in the Notice of Inquiry on transmission incentives. The Notice of Proposed Rulemaking included an increased incentive in the allowed base ROE for participation in an RTO to 100 basis points from the current 50 basis points and revised the parameters for awarding incentives, while limiting the overall incentives to a cap of 250 basis points, among other things. In April 2021, the FERC issued a Supplemental Notice of Proposed Rulemaking, which proposes to modify the Notice of Proposed Rulemaking’s incentive for participation in an RTO by limiting this incentive for utilities that join an RTO to 50 basis points and only allowing them to earn the incentive for three years, among other things. If this proposal is included in a final rule, Ameren Illinois and ATXI would no longer be eligible for the 50 basis point RTO incentive adder, prospectively. The FERC is under no deadline to issue a final rule on this matter. Ameren is unable to predict the ultimate impact of any changes to the FERC’s incentives policy, or any further order on base ROE. A 50 basis point change in the FERC-allowed base ROE would affect Ameren’s and Ameren Illinois’ annual net income by an estimated $11 million and $7 million, respectively, based on each company’s 2021 projected rate base.
•Ameren Illinois’ electric distribution service performance-based formula ratemaking framework allows Ameren Illinois to reconcile electric distribution service rates to its actual revenue requirement on an annual basis. If a given year’s revenue requirement varies from the amount collected from customers, an adjustment is made to electric operating revenues with an offset to a regulatory asset or liability to reflect that year’s actual revenue requirement, independent of actual sales volumes. The regulatory balance is then collected from, or refunded to, customers within two years from the end of the year. Unless extended by legislation, the ability to conduct annual updates to performance-based formula rates expires at the end of 2022. If not extended, Ameren Illinois would be required to establish future rates through a traditional regulatory rate review with the ICC, which would allow the use of a future test year. The decoupling provisions extend beyond the end of 2022 by law, which ensures that Ameren Illinois’ electric distribution revenues authorized in a regulatory rate review are not affected by changes in sales volumes. Ameren Illinois is actively pursuing constructive ratemaking. In March 2021, the ICC issued an order approving Ameren Illinois’ requested tariff to reconcile its electric distribution service revenue requirement for a period of up to two years after the final customer rate update under performance-based formula ratemaking. To utilize the reconciliation, the ICC-approved tariff requires Ameren Illinois to file a traditional regulatory rate review for its electric distribution service, which may be based on a future test year, by the end of March in the year following the last year in which an annual performance-based formula rate update was permitted.
•In 2020, the ICC issued an order in Ameren Illinois’ annual update filing that approved a $49 million decrease in Ameren Illinois’ electric distribution service rates beginning in January 2021. Illinois law provides for an annual reconciliation of the electric distribution revenue requirement as is necessary to reflect the actual costs incurred and a return at the applicable WACC on year-end rate base in a given year with the revenue requirement that was reflected in customer rates for that year. Consequently, Ameren Illinois’ 2021 electric distribution service revenues will be based on its 2021 actual recoverable costs, 2021 year-end rate base, and a return at the applicable WACC, with the ROE based on the annual average of the monthly yields of the 30-year United States Treasury bonds plus 580 basis points. As of March 31, 2021, Ameren Illinois expects its 2021 electric distribution year-end rate base to be $3.7 billion. With or without extension of the formula ratemaking framework, the 2021 revenue requirement reconciliation will be collected from, or refunded to, customers in 2023. A 50 basis point change in the annual average of the monthly yields of the 30-year United States Treasury bonds would result in an estimated $10 million change in Ameren’s and Ameren Illinois’ annual net income, based on Ameren Illinois’ 2021 projected year-end rate base, including electric energy-efficiency investments. Ameren Illinois’ allowed ROE for the first three months of 2021 was based on an estimated annual average of the monthly yields of the 30-year United States Treasury bonds of 2.37%.
•In April 2021, Ameren Illinois filed its annual electric distribution service performance-based formula rate update with the ICC, requesting an increase of $64 million in its rates. An ICC decision in this proceeding is expected by December 2021, with new rates effective January 2022. These rates will affect Ameren Illinois' cash receipts during 2022, but will not affect electric distribution service revenues, which will be based on 2022 actual recoverable costs, 2022 year-end rate base, and a return at the applicable WACC as calculated under the Illinois performance-based formula ratemaking framework.
•In January 2021, the ICC issued an order in Ameren Illinois’ February 2020 natural gas delivery service regulatory rate review, which resulted in an increase to its annual revenues for natural gas delivery service of $76 million. The new rates became effective in January 2021. As a result of this order, the rate base under the QIP was reset to zero. Ameren Illinois used a 2021 future test year in this proceeding. The order also approved the implementation of a change in rate design, which concentrates more revenues in the winter heating season due to an increase in volumetric rates and a decrease in fixed customer rates. As such, the change in rate design will have an impact on interim period 2021 earnings, compared to 2020, but is not expected to materially affect annual earnings comparisons. The quarterly year-over-year increases/(decreases) to 2021 earnings, compared to the same periods in 2020, from the combined effect of the rate increase and the change in rate design are estimated at $17 million, ($7) million, and $7 million for the first quarter, third quarter, and fourth quarter comparisons, respectively.
•Pursuant to Illinois law, Ameren Illinois’ electric energy-efficiency investments are deferred as a regulatory asset and earn a return at the applicable WACC, with the ROE based on the annual average of the monthly yields of the 30-year United States Treasury bonds plus 580 basis points. The allowed ROE on electric energy-efficiency investments can be increased or decreased by up to 200 basis points, depending on the achievement of annual energy savings goals. Ameren Illinois plans to invest up to approximately $100 million per year in electric energy-efficiency programs through 2025. While the ICC has approved a plan consistent with this spending level through 2021, the ICC has the ability to reduce the amount of electric energy-efficiency savings goals in future plan program years if there are insufficient cost-effective programs available, which could reduce the investments in electric energy-efficiency programs. The electric energy-efficiency program investments and the return on those investments are collected from customers through a rider and are not included in the electric distribution service performance-based formula ratemaking framework. In March 2021, Ameren Illinois filed with the ICC an energy-efficiency plan which includes annual investments in electric energy-efficiency programs up to approximately $100 million per year from 2022 through 2025. A decision by the ICC in this proceeding is expected by September 2021.
•During its return to full power after the completion of the last refueling and maintenance outage in late December 2020, the Callaway Energy Center experienced a non-nuclear operating issue related to its generator. A thorough investigation of this matter was conducted. Work continues to replace certain key components of the generator in order to return the energy center to service. Ameren Missouri expects generator repairs of approximately $65 million, which are expected to be largely capital expenditures. Due to the long lead time for the manufacture, repair, and installation of the components, the energy center is expected to return to service in July 2021. In April 2021, Ameren Missouri’s insurance claims were accepted by NEIL, which are expected to cover a significant portion of the capital expenditures and replacement power costs. Replacement power costs of up to $4.5 million weekly are covered by insurance after March 17, 2021. Insurance recoveries related to replacement power costs will be reflected in electric operating revenues and included in net energy costs under the FAC. Insurance recoveries related to the capital expenditures will be reflected as a reduction to property, plant, and equipment. For the duration of the unplanned outage, Ameren Missouri expects an increase to its purchased power expense and a decrease to its off-system sales, with changes to both items recovered through the FAC. Ameren Missouri does not expect a significant increase to other operations and maintenance expense as a result of the unplanned outage. Pursuant to a February 2020 MoPSC order, Ameren Missouri deferred, as a regulatory asset, a total of $39 million in maintenance expenses related to its scheduled fall 2020 outage, which it began to amortize in January 2021. The regulatory asset will be amortized until the completion of the next refueling and maintenance outage, which is scheduled for the spring of 2022.
•Ameren Missouri and Ameren Illinois continue to make infrastructure investments and expect to seek increases to electric and natural gas rates to recover the cost of investments and earn an adequate return. Ameren Missouri and Ameren Illinois will also seek new, or to maintain existing, legislative solutions to address regulatory lag and to support investment in their utility infrastructure for the benefit of their customers. Ameren Missouri and Ameren Illinois continue to face cost recovery pressures, including limited economic growth in their service territories, economic impacts of the COVID-19 pandemic, customer conservation efforts, the impacts of additional customer energy-efficiency programs, and increased customer use of increasingly cost-effective technological advances, including private generation and energy storage. However, over the long-term, we expect the decreased demand to be partially offset by increased demand resulting from increased electrification of the economy for efficiencies and as a means to address economy-wide CO2 emission concerns. We expect that increased investments, including expected future investments for environmental compliance, system reliability improvements, and potential new generation sources, will result in rate base and revenue growth but also higher depreciation and financing costs.
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
•In connection with Ameren Missouri’s 2020 IRP, Ameren established a goal of achieving net-zero carbon emissions by 2050. Ameren is also targeting a 50% CO2 emission reduction by 2030 and an 85% reduction by 2040 from the 2005 level. The plan, which is subject to review by the MoPSC for compliance with Missouri law, targets cleaner and more diverse sources of energy generation, including solar, wind, hydro, and nuclear power, and supports increased investment in new energy technologies. It also includes expanding renewable sources by adding 3,100 MWs of renewable generation by the end of 2030 and a total of 5,400 MWs of renewable generation by 2040. These amounts include 700 MWs related to the High Prairie and Atchison renewable energy centers, which will support Ameren Missouri’s compliance with the state of Missouri’s requirement of achieving 15% of native load sales from renewable energy sources beginning in 2021. The plan also includes advancing the retirement dates of the Sioux and Rush Island coal-fired energy centers to 2028 and 2039, respectively, which are subject to the approval of a change in the assets’ depreciable lives by the MoPSC in Ameren Missouri’s current electric service regulatory rate review, the continued implementation of customer energy-efficiency programs, and the expectation that Ameren Missouri will seek NRC approval for an extension of the operating license for the Callaway Energy Center beyond its current 2044 expiration date. Additionally, the plan includes retiring the Meramec and Labadie coal-fired energy centers at the end of their useful lives (by 2022 and 2042, respectively). Ameren Missouri’s plan could be affected by, among other factors: Ameren Missouri’s ability to obtain a certificate of convenience and necessity from the MoPSC, and any other required approvals for the addition of renewable resources, retirement of energy centers, and new or continued customer energy-efficiency programs; the ability of developers to meet contractual commitments and timely complete projects, which is dependent upon the availability of necessary materials and equipment, including those that are affected by the disruptions in the global supply chain caused by the COVID-19 pandemic, among other things; the availability of federal production and investment tax credits related to renewable energy and Ameren

Missouri’s ability to use such credits; the cost of wind, solar, and other renewable generation and storage technologies; changes in environmental regulations, including those related to carbon emissions; energy prices and demand; and Ameren Missouri’s ability to obtain timely interconnection agreements with the MISO or other RTOs at an acceptable cost. The next integrated resource plan is expected to be filed in September 2023.
•In January 2021, Ameren Missouri acquired an up-to 300-MW wind generation project located in northwestern Missouri and partially placed it in service as the Atchison Renewable Energy Center. As of the date of this filing, Ameren Missouri has placed approximately half of the project in service, representing a purchase price of approximately $250 million, including an immaterial amount of transaction costs. Ameren Missouri expects the remaining MWs of the project to be in service by the end of September 2021.
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
•Environmental regulations, including those related to CO2 emissions, or other actions taken by the EPA or state regulators, or requirements that may result from the NSR and Clean Air Act Litigation discussed in Note 9 – Commitments and Contingencies under Part I, Item 1, of this report, could result in significant increases in capital expenditures and operating costs. Regulations enacted by a prior federal administration can be reviewed and repealed by the EPA, and replacement or alternative regulations can be proposed or adopted by the current federal administration, the EPA and state regulators. The ultimate implementation of any of these regulations, as well as the timing of any such implementation, is uncertain. However, the individual or combined effects of existing and new environmental regulations could result in significant capital expenditures, increased operating costs, or the closure or alteration of some of Ameren Missouri’s coal-fired energy centers. Ameren Missouri’s capital expenditures are subject to MoPSC prudence reviews, which could result in cost disallowances as well as regulatory lag. The cost of Ameren Illinois’ purchased power and natural gas purchased for resale could increase. However, Ameren Illinois expects that these costs would be recovered from customers with no material adverse effect on its results of operations, financial position, or liquidity. Ameren’s and Ameren Missouri’s earnings could benefit from increased investment to comply with environmental regulations if those investments are reflected and recovered on a timely basis in customer rates.
•The Ameren Companies have multiyear credit agreements that cumulatively provide $2.3 billion of credit through December 2024, subject to a 364-day repayment term for Ameren Missouri and Ameren Illinois, with the option to seek incremental commitments to increase the cumulative credit provided to $2.7 billion. See Note 3 – Short-term Debt and Liquidity under Part I, Item 1, of this report and Note 4 – Short-term Debt and Liquidity under Part II, Item 8, in the Form 10-K for additional information regarding the Credit Agreements. The Ameren Companies have no material maturities of long-term debt until 2022. Ameren Missouri and Ameren Illinois expect to issue long-term debt in 2021 and to use the proceeds for general corporate purposes, including to repay short-term debt. With the recently completed Ameren (parent) debt issuance and availability under the Credit Agreements, as well as the proceeds from the recent settlement of the forward sale agreement, Ameren, Ameren Missouri, and Ameren Illinois believe that their liquidity is adequate given their expected operating cash flows, capital expenditures, including expected wind generation additions remaining in 2021, and financing plans. The Ameren Companies continue to monitor the effect of the COVID-19 pandemic on their liquidity, including as a result of decreased sales and increased customer nonpayment. To date, the Ameren Companies have been able to access the capital markets on reasonable terms when needed. However, there can be no assurance that significant changes in economic conditions, disruptions in the capital and credit markets, or other unforeseen events will not materially affect their ability to execute their expected operating, capital, or financing plans.
•Ameren expects its cash used for currently planned capital expenditures and dividends to exceed cash provided by operating activities over the next several years. As part of its plan to fund the cash requirements for capital expenditures, Ameren is using newly issued shares of common stock, rather than market-purchased shares, to satisfy requirements under the DRPlus and employee benefit plans and expects to continue to do so through at least 2025. Ameren expects these issuances to provide equity of about $100 million annually. In addition to the issuance of common shares in connection with the 2021 settlement of the remaining portion of the forward sale agreement, Ameren plans to issue incremental equity of about $150 million in 2021 and about $300 million each year from 2022 to 2025. Ameren expects to establish an at-the-market equity program that will allow Ameren to meet equity needs through 2023, subject to market conditions and other factors. Ameren expects its equity to total capitalization to be about 45% through December 31, 2025, with the long-term intent to support solid investment-grade credit ratings. Ameren Missouri and Ameren Illinois expect to fund cash flow needs through debt issuances, adjustments of dividends to Ameren (parent), and/or capital contributions from Ameren (parent).

•As of March 31, 2021, Ameren had $95 million in tax benefits from federal and state income tax credit carryforwards, $107 million in tax benefits from federal and state net operating loss carryforwards, and $12 million in tax benefits from federal and state income tax overpayments and outstanding refunds, which will be utilized in future periods. Ameren expects federal income tax payments at the required minimum levels from 2021 to 2025 resulting from the anticipated use of production tax credits that will be generated by Ameren Missouri’s High Prairie and Atchison renewable energy centers, existing tax net operating losses, tax credit carryforwards, and tax overpayments and outstanding refunds.
•As a result of the significant increase in customer demand and prices for natural gas and electricity experienced in mid-February 2021 due to extremely cold weather, for the month of February 2021, Ameren Missouri and Ameren Illinois had under-recovered commodity costs (Ameren Missouri - PGA $53 million, FAC $50 million; Ameren Illinois - PGA $221 million). Ameren Missouri’s PGA and FAC under-recoveries are designed to be collected from customers over 12 months beginning November 2021 and eight months beginning October 2021, respectively. Longer recovery periods may be sought by Ameren Missouri or imposed by the MoPSC to lessen the impact on customer rates. Ameren Illinois’ PGA under-recovery is being collected from customers over 12 months beginning April 2021, but the collection period may be extended at Ameren Illinois’ election to lessen the impact on customer rates.
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
ITEM 4. CONTROLS AND PROCEDURES.
(a)Evaluation of Disclosure Controls and Procedures
As of March 31, 2021, evaluations were performed under the supervision and with the participation of management, including the principal executive officer and the principal financial officer of each of the Ameren Companies, of the effectiveness of the design and operation of such registrant’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act). Based on those evaluations, as of March 31, 2021, the principal executive officer and the principal financial officer of each of the Ameren Companies concluded that such disclosure controls and procedures are effective to provide assurance that information required to be disclosed in such registrant’s reports filed or submitted under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms and such information is accumulated and communicated to its management, including its principal executive officer and its principal financial officer, to allow timely decisions regarding required disclosure.
(b)Changes in Internal Controls over Financial Reporting
There has been no change in any of the Ameren Companies’ internal control over financial reporting during their most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, each of their internal control over financial reporting.
PART II. OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS.
We are involved in legal and administrative proceedings before various courts and agencies with respect to matters that arise in the ordinary course of business, some of which involve substantial amounts of money. We believe that the final disposition of these proceedings, except as otherwise disclosed in this report, will not have a material adverse effect on our results of operations, financial position, or liquidity. Risk of loss is mitigated, in some cases, by insurance or contractual or statutory indemnification. We believe that we have established appropriate reserves for potential losses. For additional information on material legal and administrative proceedings, see Note 2 – Rate and Regulatory Matters, Note 9 – Commitments and Contingencies, and Note 10 – Callaway Energy Center, under Part I, Item 1, of this report. Pursuant to Item 103(c)(3)(iii) of Regulation S-K, our policy is to disclose environmental proceedings to which a governmental entity is a party if we reasonably believe such proceedings will result in monetary sanctions of $1 million or more.

ITEM 1A. RISK FACTORS.
There have been no material changes to the risk factors disclosed in Part I, Item 1A, Risk Factors in the Form 10-K.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.
Ameren Corporation, Ameren Missouri, and Ameren Illinois did not purchase equity securities reportable under Item 703 of Regulation S-K during the period from January 1, 2021, to March 31, 2021.

ITEM 6. EXHIBITS.
The documents listed below are being filed or have previously been filed on behalf of the Ameren Companies and are incorporated herein by reference from the documents indicated and made a part hereof. Exhibits not identified as previously filed are filed herewith.

Exhibit Designation	Registrant(s)	Nature of Exhibit	Previously Filed as Exhibit to:
Instruments Defining Rights of Security Holders, Including Indentures
4.1	Ameren	Ameren Indenture Company Order, dated March 5, 2021, establishing the 1.75% Senior Notes due 2028 (including the global note)	March 5, 2021 Form 8-K, Exhibits 4.3 and 4.4, File No. 1-14756
Rule 13a-14(a) / 15d-14(a) Certifications
31.1	Ameren	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer of Ameren
31.2	Ameren	Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer of Ameren
31.3	Ameren Missouri	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer of Ameren Missouri
31.4	Ameren Missouri	Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer of Ameren Missouri
31.5	Ameren Illinois	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer of Ameren Illinois
31.6	Ameren Illinois	Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer of Ameren Illinois
Section 1350 Certifications
32.1	Ameren	Section 1350 Certification of Principal Executive Officer and Principal Financial Officer of Ameren
32.2	Ameren Missouri	Section 1350 Certification of Principal Executive Officer and Principal Financial Officer of Ameren Missouri
32.3	Ameren Illinois	Section 1350 Certification of Principal Executive Officer and Principal Financial Officer of Ameren Illinois
Interactive Data Files
101.INS	Ameren Companies	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
101.SCH	Ameren Companies	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Ameren Companies	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB	Ameren Companies	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Ameren Companies	Inline XBRL Taxonomy Extension Presentation Linkbase Document
101.DEF	Ameren Companies	Inline XBRL Taxonomy Extension Definition Document
104	Ameren Companies	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)
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
Date: May 10, 2021