Form 10-Q
period 2021-06-30
AMEREN CORP; Ameren Illinois Co; UNION ELECTRIC CO
filed 2021-08-06
CIK 1002910, 18654, 100826

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the Quarterly Period Ended June 30, 2021

OR

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from to

Commission File Number	Exact name of registrant as specified in its charter; State of Incorporation; Address and Telephone Number	IRS Employer Identification No.
1-14756	Ameren Corporation	43-1723446
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

Ameren Corporation	☐
Union Electric Company	☐
Ameren Illinois Company	☐
Indicate by check mark whether each registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Ameren Corporation	Yes	☐	No	☒
Union Electric Company	Yes	☐	No	☒
Ameren Illinois Company	Yes	☐	No	☒
The number of shares outstanding of each registrant’s classes of common stock as of July 30, 2021, was as follows:

Registrant	Title of each class of common stock	Shares outstanding
Ameren Corporation	Common stock, $0.01 par value per share	257,147,162
Union Electric Company	Common stock, $5 par value per share, held by Ameren Corporation	102,123,834
Ameren Illinois Company	Common stock, no par value, held by Ameren Corporation	25,452,373

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
ATM program – At-the-market equity distribution program.
Form 10-K – The combined Annual Report on Form 10-K for the year ended December 31, 2020, filed by the Ameren Companies with the SEC.
QTD – Three months ended June 30.
YTD – Six months ended June 30.
YoY – Compared with the year-ago period.

FORWARD-LOOKING STATEMENTS
Statements in this report not based on historical facts are considered “forward-looking” and, accordingly, involve risks and uncertainties that could cause actual results to differ materially from those discussed. Although such forward-looking statements have been made in good faith and are based on reasonable assumptions, there is no assurance that the expected results will be achieved. These statements include (without limitation) statements as to future expectations, beliefs, plans, projections, strategies, targets, estimates, objectives, events, conditions, and financial performance. In connection with the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995, we are providing this cautionary statement to identify important factors that could cause actual results to differ materially from those anticipated. The following factors, in addition to those discussed within Risk Factors in the Form 10-K and in this report, and elsewhere in this report and in our other filings with the SEC, could cause actual results to differ materially from management expectations suggested in such forward-looking statements:
•regulatory, judicial, or legislative actions, and any changes in regulatory policies and ratemaking determinations, that may change regulatory recovery mechanisms, such as those that may result from Ameren Missouri’s electric service and natural gas delivery service regulatory rate reviews filed with the MoPSC in March 2021, the July 2020 appeal filed by Ameren Missouri, Ameren Illinois, and ATXI challenging the refund period related to the FERC’s May 2020 order determining the allowed base ROE under the MISO tariff, the July 2020 appeal filed by Ameren Missouri, Ameren Illinois, and ATXI challenging the FERC’s rehearing denials in the transmission formula rate revision cases, Ameren Illinois’ electric distribution service rate reconciliation request filed with the ICC in April 2021, and Ameren Illinois’ annual electric energy-efficiency formula rate update filed with the ICC in May 2021;
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
•the effect and duration of Ameren Illinois’ election to opt in to the performance-based formula ratemaking framework for its electric distribution service, which, unless extended, could establish and allow for a reconciliation of electric distribution service rates through 2023, its participation in electric energy-efficiency programs, the impact of the direct relationship between Ameren Illinois’ ROE and the 30-year United States Treasury bond yields, and the potential return to traditional regulatory rate reviews for electric distribution service ratemaking;
•the effect on Ameren Missouri’s investment plan and earnings if an extension to use PISA is not sought by Ameren Missouri or approved by the MoPSC;
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
•the cost and availability of fuel, such as low-sulfur coal, natural gas, and enriched uranium used to produce electricity; the cost and availability of purchased power, zero emission credits, renewable energy credits, emission allowances, and natural gas for distribution; and the level and volatility of future market prices for such commodities and credits;
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
•the inability of our counterparties to meet their obligations with respect to contracts, credit agreements, and financial instruments, including as it relates to the construction and acquisition of electric and natural gas utility infrastructure and the ability of counterparties to complete projects which is dependent upon the availability of necessary materials and equipment, including those that are affected by disruptions in the global supply chain caused by the COVID-19 pandemic;
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
•the operation of Ameren Missouri’s Callaway Energy Center, including planned and unplanned outages, as well as the ability to recover costs associated with such outages and the impact of such outages on off-system sales and purchased power, among other things;
•Ameren Missouri’s ability to recover the remaining investment and decommissioning costs associated with the retirement of an energy center, as well as the ability to earn a return on that remaining investment and those decommissioning costs;
•the impact of current environmental laws and new, more stringent, or changing requirements, including those related to NSR and CO2, other emissions and discharges, cooling water intake structures, CCR, energy efficiency, and wildlife protection, that could limit or terminate the operation of certain of Ameren Missouri’s energy centers, increase our operating costs or investment requirements, result in an impairment of our assets, cause us to sell our assets, reduce our customers’ demand for electricity or natural gas, or otherwise have a negative financial effect;
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

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS.

AMEREN CORPORATION
CONSOLIDATED STATEMENT OF INCOME AND COMPREHENSIVE INCOME
(Unaudited) (In millions, except per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Operating Revenues:
Electric	$1,284	$1,237	$2,440	$2,357
Natural gas	188	161	598	481
Total operating revenues	1,472	1,398	3,038	2,838
Operating Expenses:
Fuel	173	119	238	259
Purchased power	129	109	320	243
Natural gas purchased for resale	65	42	230	149
Other operations and maintenance	412	384	832	822
Depreciation and amortization	285	271	566	526
Taxes other than income taxes	122	119	250	244
Total operating expenses	1,186	1,044	2,436	2,243
Operating Income	286	354	602	595
Other Income, Net	49	48	95	69
Interest Charges	96	108	196	201
Income Before Income Taxes	239	294	501	463
Income Taxes	31	50	58	71
Net Income	208	244	443	392
Less: Net Income Attributable to Noncontrolling Interests	1	1	3	3
Net Income Attributable to Ameren Common Shareholders	$207	$243	$440	$389

Net Income	$208	$244	$443	$392
Other Comprehensive Income (Loss), Net of Taxes
Pension and other postretirement benefit plan activity, net of income taxes of $—, $—, $—, and $—, respectively	(1)	—	—	1
Comprehensive Income	207	244	443	393
Less: Comprehensive Income Attributable to Noncontrolling Interests	1	1	3	3
Comprehensive Income Attributable to Ameren Common Shareholders	$206	$243	$440	$390

Earnings per Common Share – Basic	$0.81	$0.99	$1.72	$1.58

Earnings per Common Share – Diluted	$0.80	$0.98	$1.71	$1.57

Weighted-average Common Shares Outstanding – Basic	256.1	246.9	255.2	246.7
Weighted-average Common Shares Outstanding – Diluted	257.2	247.9	256.5	248.0
The accompanying notes are an integral part of these consolidated financial statements.

AMEREN CORPORATION
CONSOLIDATED BALANCE SHEET
(Unaudited) (In millions, except per share amounts)

	June 30, 2021	December 31, 2020
ASSETS
Current Assets:
Cash and cash equivalents	$99	$139
Accounts receivable – trade (less allowance for doubtful accounts of $42 and $50, respectively)	397	415
Unbilled revenue	339	269
Miscellaneous accounts receivable	105	65
Inventories	527	521
Restricted cash	131	17
Current regulatory assets	353	109
Other current assets	165	118
Total current assets	2,116	1,653
Property, Plant, and Equipment, Net	28,020	26,807
Investments and Other Assets:
Nuclear decommissioning trust fund	1,070	982
Goodwill	411	411
Regulatory assets	1,272	1,100
Other assets	1,027	1,077
Total investments and other assets	3,780	3,570
TOTAL ASSETS	$33,916	$32,030
LIABILITIES AND EQUITY
Current Liabilities:
Current maturities of long-term debt	$8	$8
Short-term debt	431	490
Accounts and wages payable	779	958
Taxes accrued	178	82
Interest accrued	129	114
Current regulatory liabilities	238	121
Other current liabilities	414	407
Total current liabilities	2,177	2,180
Long-term Debt, Net	12,492	11,078
Deferred Credits and Other Liabilities:
Accumulated deferred income taxes and tax credits, net	3,309	3,211
Regulatory liabilities	5,258	5,282
Asset retirement obligations	712	696
Pension and other postretirement benefits	39	37
Other deferred credits and liabilities	447	466
Total deferred credits and other liabilities	9,765	9,692
Commitments and Contingencies (Notes 2, 9, and 10)
Ameren Corporation Shareholders’ Equity:
Common stock, $.01 par value, 400.0 shares authorized – shares outstanding of 257.1 and 253.3, respectively	3	3
Other paid-in capital, principally premium on common stock	6,436	6,179
Retained earnings	2,915	2,757
Accumulated other comprehensive loss	(1)	(1)
Total Ameren Corporation shareholders’ equity	9,353	8,938
Noncontrolling Interests	129	142
Total equity	9,482	9,080
TOTAL LIABILITIES AND EQUITY	$33,916	$32,030
The accompanying notes are an integral part of these consolidated financial statements.

AMEREN CORPORATION
CONSOLIDATED STATEMENT OF CASH FLOWS
(Unaudited) (In millions)
	Six Months Ended June 30,
	2021	2020
Cash Flows From Operating Activities:
Net income	$443	$392
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	596	532
Amortization of nuclear fuel	20	45
Amortization of debt issuance costs and premium/discounts	11	11
Deferred income taxes and investment tax credits, net	59	68
Allowance for equity funds used during construction	(16)	(13)
Stock-based compensation costs	11	11
Other	2	5
Changes in assets and liabilities:
Receivables	(92)	(161)
Inventories	(5)	(19)
Accounts and wages payable	(208)	(193)
Taxes accrued	104	108
Regulatory assets and liabilities	(441)	(87)
Assets, other	(66)	(9)
Liabilities, other	17	9
Pension and other postretirement benefits	1	(5)
Net cash provided by operating activities	436	694
Cash Flows From Investing Activities:
Capital expenditures	(1,346)	(1,228)
Wind generation expenditures	(417)	—
Nuclear fuel expenditures	(4)	(56)
Purchases of securities – nuclear decommissioning trust fund	(203)	(153)
Sales and maturities of securities – nuclear decommissioning trust fund	208	121
Other	2	1
Net cash used in investing activities	(1,760)	(1,315)
Cash Flows From Financing Activities:
Dividends on common stock	(282)	(244)
Dividends paid to noncontrolling interest holders	(3)	(3)
Short-term debt, net	(59)	(320)
Maturities of long-term debt	—	(85)
Issuances of long-term debt	1,423	1,263
Issuances of common stock	258	27
Redemptions of Ameren Illinois preferred stock	(13)	—
Employee payroll taxes related to stock-based compensation	(17)	(20)
Debt issuance costs	(13)	(10)
Other	(4)	—
Net cash provided by financing activities	1,290	608
Net change in cash, cash equivalents, and restricted cash	(34)	(13)
Cash, cash equivalents, and restricted cash at beginning of year	301	176
Cash, cash equivalents, and restricted cash at end of period	$267	$163
The accompanying notes are an integral part of these consolidated financial statements.

AMEREN CORPORATION
CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY
(Unaudited) (In millions, except per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Common Stock	$3	$2	$3	$2

Other Paid-in Capital:
Beginning of period	6,295	5,695	6,179	5,694
Settlement of forward sale agreement through common shares issuance	—	—	113	—
Shares issued under the ATM program	121	—	121	—
Shares issued under the DRPlus and 401(k) plan	12	14	24	27
Stock-based compensation activity	8	7	(1)	(5)
Other paid-in capital, end of period	6,436	5,716	6,436	5,716

Retained Earnings:
Beginning of period	2,850	2,404	2,757	2,380
Net income attributable to Ameren common shareholders	207	243	440	389
Dividends on common stock	(142)	(122)	(282)	(244)
Retained earnings, end of period	2,915	2,525	2,915	2,525

Accumulated Other Comprehensive Loss:
Deferred retirement benefit costs, beginning of period	—	(16)	(1)	(17)
Change in deferred retirement benefit costs	(1)	—	—	1
Deferred retirement benefit costs, end of period	(1)	(16)	(1)	(16)
Total accumulated other comprehensive loss, end of period	(1)	(16)	(1)	(16)
Total Ameren Corporation Shareholders’ Equity	$9,353	$8,227	$9,353	$8,227

Noncontrolling Interests:
Beginning of period	129	142	142	142
Net income attributable to noncontrolling interest holders	1	1	3	3
Dividends paid to noncontrolling interest holders	(1)	(1)	(3)	(3)
Redemptions of Ameren Illinois preferred stock	—	—	(13)	—
Noncontrolling interests, end of period	129	142	129	142
Total Equity	$9,482	$8,369	$9,482	$8,369

Common stock shares outstanding at beginning of period	255.5	246.9	253.3	246.2
Shares issued under forward sale agreement	—	—	1.6	—
Shares issued under the ATM program	1.4	—	1.4	—
Shares issued under the DRPlus and 401(k) plan	0.2	0.2	0.3	0.4
Shares issued for stock-based compensation	—	—	0.5	0.5
Common stock shares outstanding at end of period	257.1	247.1	257.1	247.1

Dividends per common share	$0.550	$0.495	$1.100	$0.990
The accompanying notes are an integral part of these consolidated financial statements.

UNION ELECTRIC COMPANY (d/b/a AMEREN MISSOURI)
STATEMENT OF INCOME
(Unaudited) (In millions)

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Operating Revenues:
Electric	$789	$771	$1,430	$1,402
Natural gas	20	21	83	70
Total operating revenues	809	792	1,513	1,472
Operating Expenses:
Fuel	173	119	238	259
Purchased power	50	37	138	76
Natural gas purchased for resale	5	6	36	24
Other operations and maintenance	218	202	443	441
Depreciation and amortization	157	155	313	294
Taxes other than income taxes	85	83	162	162
Total operating expenses	688	602	1,330	1,256
Operating Income	121	190	183	216
Other Income, Net	24	25	47	29
Interest Charges	36	50	75	90
Income Before Income Taxes	109	165	155	155
Income Taxes (Benefit)	(3)	12	(5)	11
Net Income	112	153	160	144
Preferred Stock Dividends	1	1	2	2
Net Income Available to Common Shareholder	$111	$152	$158	$142
The accompanying notes as they relate to Ameren Missouri are an integral part of these financial statements.

UNION ELECTRIC COMPANY (d/b/a AMEREN MISSOURI)
BALANCE SHEET
(Unaudited) (In millions, except per share amounts)

	June 30, 2021	December 31, 2020
ASSETS
Current Assets:
Cash and cash equivalents	$—	$136
Advances to money pool	92	139
Accounts receivable – trade (less allowance for doubtful accounts of $16 and $16, respectively)	168	166
Accounts receivable – affiliates	49	57
Unbilled revenue	224	133
Miscellaneous accounts receivable	92	36
Inventories	395	386
Current regulatory assets	148	60
Other current assets	106	79
Total current assets	1,274	1,192
Property, Plant, and Equipment, Net	14,690	13,879
Investments and Other Assets:
Nuclear decommissioning trust fund	1,070	982
Regulatory assets	430	347
Other assets	361	383
Total investments and other assets	1,861	1,712
TOTAL ASSETS	$17,825	$16,783
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Current maturities of long-term debt	$8	$8
Accounts and wages payable	403	501
Accounts payable – affiliates	85	46
Taxes accrued	137	42
Interest accrued	67	53
Current asset retirement obligations	59	60
Other current liabilities	161	123
Total current liabilities	920	833
Long-term Debt, Net	5,618	5,096
Deferred Credits and Other Liabilities:
Accumulated deferred income taxes and tax credits, net	1,789	1,742
Regulatory liabilities	3,138	3,110
Asset retirement obligations	707	691
Pension and other postretirement benefits	31	35
Other deferred credits and liabilities	71	66
Total deferred credits and other liabilities	5,736	5,644
Commitments and Contingencies (Notes 2, 8, 9, and 10)
Shareholders’ Equity:
Common stock, $5 par value, 150.0 shares authorized – 102.1 shares outstanding	511	511
Other paid-in capital, principally premium on common stock	2,701	2,518
Preferred stock	80	80
Retained earnings	2,259	2,101
Total shareholders’ equity	5,551	5,210
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$17,825	$16,783
The accompanying notes as they relate to Ameren Missouri are an integral part of these financial statements.

UNION ELECTRIC COMPANY (d/b/a AMEREN MISSOURI)
STATEMENT OF CASH FLOWS
(Unaudited) (In millions)

	Six Months Ended June 30,
	2021	2020
Cash Flows From Operating Activities:
Net income	$160	$144
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	343	300
Amortization of nuclear fuel	20	45
Amortization of debt issuance costs and premium/discounts	3	3
Deferred income taxes and investment tax credits, net	(2)	14
Allowance for equity funds used during construction	(10)	(8)
Other	6	6
Changes in assets and liabilities:
Receivables	(135)	(149)
Inventories	(8)	(32)
Accounts and wages payable	(172)	(175)
Taxes accrued	167	151
Regulatory assets and liabilities	(165)	(13)
Assets, other	(7)	15
Liabilities, other	19	(10)
Pension and other postretirement benefits	5	1
Net cash provided by operating activities	224	292
Cash Flows From Investing Activities:
Capital expenditures	(684)	(516)
Wind generation expenditures	(417)	—
Nuclear fuel expenditures	(4)	(56)
Purchases of securities – nuclear decommissioning trust fund	(203)	(153)
Sales and maturities of securities – nuclear decommissioning trust fund	208	121
Money pool advances, net	47	—
Net cash used in investing activities	(1,053)	(604)
Cash Flows From Financing Activities:
Dividends on preferred stock	(2)	(2)
Short-term debt, net	—	(155)
Money pool borrowings, net	—	65
Maturities of long-term debt	—	(85)
Issuances of long-term debt	524	465
Capital contribution from parent	183	—
Debt issuance costs	(4)	(4)
Net cash provided by financing activities	701	284
Net change in cash, cash equivalents, and restricted cash	(128)	(28)
Cash, cash equivalents, and restricted cash at beginning of year	145	39
Cash, cash equivalents, and restricted cash at end of period	$17	$11
The accompanying notes as they relate to Ameren Missouri are an integral part of these financial statements.

UNION ELECTRIC COMPANY (d/b/a AMEREN MISSOURI)
STATEMENT OF SHAREHOLDERS’ EQUITY
(Unaudited) (In millions)

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Common Stock	$511	$511	$511	$511

Other Paid-in Capital:
Beginning of period	2,631	2,027	2,518	2,027
Capital contributions from parent	70	—	183	—
Other paid-in capital, end of period	2,701	2,027	2,701	2,027

Preferred Stock	80	80	80	80

Retained Earnings:
Beginning of period	2,148	1,721	2,101	1,731
Net income	112	153	160	144
Dividends on preferred stock	(1)	(1)	(2)	(2)
Retained earnings, end of period	2,259	1,873	2,259	1,873

Total Shareholders’ Equity	$5,551	$4,491	$5,551	$4,491
The accompanying notes as they relate to Ameren Missouri are an integral part of these financial statements.

AMEREN ILLINOIS COMPANY (d/b/a AMEREN ILLINOIS)
STATEMENT OF INCOME
(Unaudited) (In millions)

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Operating Revenues:
Electric	$461	$427	$937	$879
Natural gas	168	140	515	411
Total operating revenues	629	567	1,452	1,290
Operating Expenses:
Purchased power	84	76	190	174
Natural gas purchased for resale	60	36	194	125
Other operations and maintenance	193	182	387	381
Depreciation and amortization	117	107	232	214
Taxes other than income taxes	34	32	80	74
Total operating expenses	488	433	1,083	968
Operating Income	141	134	369	322
Other Income, Net	16	17	30	28
Interest Charges	40	38	82	77
Income Before Income Taxes	117	113	317	273
Income Taxes	31	29	81	68
Net Income	86	84	236	205
Preferred Stock Dividends	—	1	1	2
Net Income Available to Common Shareholder	$86	$83	$235	$203
The accompanying notes as they relate to Ameren Illinois are an integral part of these financial statements.

AMEREN ILLINOIS COMPANY (d/b/a AMEREN ILLINOIS)
BALANCE SHEET
(Unaudited) (In millions)

	June 30, 2021	December 31, 2020
ASSETS
Current Assets:
Cash and cash equivalents	$96	$—
Advances to money pool	20	—
Accounts receivable – trade (less allowance for doubtful accounts of $26 and $34, respectively)	212	234
Accounts receivable – affiliates	57	64
Unbilled revenue	115	136
Miscellaneous accounts receivable	4	12
Inventories	132	135
Restricted cash	122	6
Current regulatory assets	199	37
Other current assets	38	23
Total current assets	995	647
Property, Plant, and Equipment, Net	11,597	11,201
Investments and Other Assets:
Goodwill	411	411
Regulatory assets	822	742
Other assets	491	534
Total investments and other assets	1,724	1,687
TOTAL ASSETS	$14,316	$13,535
LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
Borrowings from money pool	$—	$19
Accounts and wages payable	314	363
Accounts payable – affiliates	62	51
Customer deposits	69	74
Current regulatory liabilities	197	88
Other current liabilities	205	221
Total current liabilities	847	816
Long-term Debt, Net	4,391	3,946
Deferred Credits and Other Liabilities:
Accumulated deferred income taxes and investment tax credits, net	1,463	1,367
Regulatory liabilities	2,006	2,063
Pension and other postretirement benefits	68	69
Environmental remediation	46	57
Other deferred credits and liabilities	237	251
Total deferred credits and other liabilities	3,820	3,807
Commitments and Contingencies (Notes 2, 8 and 9)
Shareholders' Equity:
Common stock, no par value, 45.0 shares authorized – 25.5 shares outstanding	—	—
Other paid-in capital	2,722	2,652
Preferred stock	49	62
Retained earnings	2,487	2,252
Total shareholders' equity	5,258	4,966
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$14,316	$13,535
The accompanying notes as they relate to Ameren Illinois are an integral part of these financial statements.

AMEREN ILLINOIS COMPANY (d/b/a AMEREN ILLINOIS)
STATEMENT OF CASH FLOWS
(Unaudited) (In millions)

	Six Months Ended June 30,
	2021	2020
Cash Flows From Operating Activities:
Net income	$236	$205
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	231	214
Amortization of debt issuance costs and premium/discounts	6	6
Deferred income taxes and investment tax credits, net	84	40
Other	(1)	(5)
Changes in assets and liabilities:
Receivables	43	(13)
Inventories	3	13
Accounts and wages payable	(23)	(12)
Taxes accrued	36	(32)
Regulatory assets and liabilities	(273)	(65)
Assets, other	(46)	(15)
Liabilities, other	(2)	12
Pension and other postretirement benefits	(8)	(8)
Net cash provided by operating activities	286	340
Cash Flows From Investing Activities:
Capital expenditures	(646)	(661)
Money pool advances, net	(20)	—
Other	(2)	2
Net cash used in investing activities	(668)	(659)
Cash Flows From Financing Activities:
Dividends on preferred stock	(1)	(2)
Short-term debt, net	—	(12)
Money pool borrowings, net	(19)	—
Issuances of long-term debt	449	—
Capital contributions from parent	70	350
Redemption of preferred stock	(13)	—
Debt issuance costs	(5)	—
Other	(4)	—
Net cash provided by financing activities	477	336
Net change in cash, cash equivalents, and restricted cash	95	17
Cash, cash equivalents and restricted cash at beginning of year	147	125
Cash, cash equivalents, and restricted cash at end of period	$242	$142
The accompanying notes as they relate to Ameren Illinois are an integral part of these financial statements.

AMEREN ILLINOIS COMPANY (d/b/a AMEREN ILLINOIS)
STATEMENT OF SHAREHOLDERS’ EQUITY
(Unaudited) (In millions)

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Common Stock	$—	$—	$—	$—

Other Paid-in Capital:
Beginning of period	2,692	2,288	2,652	2,188
Capital contributions from parent	30	250	70	350
Other paid-in capital, end of period	2,722	2,538	2,722	2,538

Preferred Stock:
Beginning of period	49	62	62	62
Redemptions of preferred stock	—	—	(13)	—
Preferred stock, end of period	49	62	49	62

Retained Earnings:
Beginning of period	2,401	2,002	2,252	1,882
Net income	86	84	236	205
Dividends on preferred stock	—	(1)	(1)	(2)
Retained earnings, end of period	2,487	2,085	2,487	2,085

Total Shareholders’ Equity	$5,258	$4,685	$5,258	$4,685
The accompanying notes as they relate to Ameren Illinois are an integral part of these financial statements.

AMEREN CORPORATION (Consolidated)
UNION ELECTRIC COMPANY (d/b/a Ameren Missouri)
AMEREN ILLINOIS COMPANY (d/b/a Ameren Illinois)
COMBINED NOTES TO FINANCIAL STATEMENTS
(Unaudited)
June 30, 2021
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
The COVID-19 pandemic continues to affect our results of operations, financial position, and liquidity, but we continue to expect gradual improvement in sales volumes in 2021, compared to 2020. In the first six months of 2021, our sales volumes, excluding the estimated effects of weather and customer energy-efficiency programs, increased compared to the same period in 2020. However, our accounts receivable balances that were past due or that were a part of a deferred payment arrangement are higher than normal historical levels, as customer payments have been affected. The continued effect of the COVID-19 pandemic on our results of operations, financial position, and liquidity in subsequent periods will depend on its severity and longevity, future regulatory or legislative actions with respect thereto, and the resulting impact on business, economic, and capital market conditions. In general, restrictions on social activities and nonessential businesses implemented in our service territories in 2020 have been relaxed. However, additional restrictions may be imposed in the future.
We continue to assess the impacts the COVID-19 pandemic is having on our businesses, including but not limited to impacts on our liquidity; demand for residential, commercial, and industrial electric and natural gas services; changes in deferred payment arrangements for customers; the timing and extent to which recovery of incremental costs incurred, net of savings, and forgone customer late fee revenues at Ameren Missouri is allowed by the MoPSC; changes in our ability to disconnect customers for nonpayment; bad debt expense; supply chain operations; the availability of our employees and contractors; counterparty credit; capital construction; infrastructure operations and maintenance; energy-efficiency programs; and pension valuations. In March 2021, the MoPSC approved accounting authority orders that allowed Ameren Missouri to accumulate $9 million of certain costs incurred related to the COVID-19 pandemic, net of savings, as well as forgone customer late fees and reconnection fee revenues from March 2020 to March 2021, for potential recovery in the current electric and natural gas service regulatory rate reviews. While the revenues from Ameren Illinois’ electric distribution business, residential and small nonresidential customers of Ameren Illinois’ natural gas distribution business, and Ameren Illinois’ and ATXI’s electric transmission businesses are decoupled from changes in sales volumes, earnings at Ameren Missouri and those associated with Ameren Illinois’ large nonresidential natural gas customers are exposed to such changes. Regarding uncollectible accounts receivable, Ameren Illinois’ electric distribution and natural gas distribution businesses have bad debt riders, which provide for recovery of bad debt write-offs, net of any subsequent recoveries. Ameren Missouri does not have a bad debt rider or tracker, and thus its earnings are exposed to increases in bad debt expense, absent regulatory relief. However, Ameren Missouri does not expect a material impact to earnings from increases in bad debt expense. As of June 30, 2021, accounts receivable balances that were 30 days or greater past due or that were a part of a deferred payment arrangement represented 26%, 17%, and 35%, or $116 million, $32 million, and $84 million, of Ameren’s, Ameren Missouri’s, and Ameren Illinois’ customer trade receivables before allowance for doubtful accounts, respectively. In comparison, as of June 30, 2019, these percentages were 17%, 11%, and 25%, or $83 million, $24 million, and $59 million, for Ameren, Ameren Missouri, and Ameren Illinois, respectively. For information regarding Ameren Illinois’ suspension and subsequent reinstatement of customer disconnections and late fee charges for nonpayment and Ameren Missouri’s accounting authority orders related to the COVID-19 pandemic, see Note 2 – Rate and Regulatory Matters below.
Ameren’s financial statements are prepared on a consolidated basis and therefore include the accounts of its majority-owned subsidiaries. All intercompany transactions have been eliminated. Ameren Missouri and Ameren Illinois have no subsidiaries. All tabular dollar amounts are in millions, unless otherwise indicated.
Our accounting policies conform to GAAP. Our financial statements reflect all adjustments (which include normal, recurring adjustments)

that are necessary, in our opinion, for a fair statement of our results. The preparation of financial statements in conformity with GAAP requires management to make certain estimates and assumptions. Such estimates and assumptions affect reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the dates of financial statements, and the reported amounts of revenues and expenses during the reported periods. Actual results could differ from those estimates. The results of operations for an interim period may not give a true indication of results that may be expected for a full year. These financial statements should be read in conjunction with the financial statements and accompanying notes included in the Form 10-K.
Variable Interest Entities
As of June 30, 2021, and December 31, 2020, Ameren had unconsolidated variable interests as a limited partner in various equity method investments, totaling $48 million and $37 million, respectively, included in “Other assets” on Ameren’s consolidated balance sheet. Ameren is not the primary beneficiary of these investments because it does not have the power to direct matters that most significantly affect the activities of these variable interest entities. As of June 30, 2021, the maximum exposure to loss related to these variable interests is limited to the investment in these partnerships of $48 million plus associated outstanding funding commitments of $30 million.
Company-owned Life Insurance
Ameren and Ameren Illinois have company-owned life insurance, which is recorded at the net cash surrender value. The net cash surrender value is the amount that can be realized under the insurance policies at the balance sheet date. As of June 30, 2021, the cash surrender value of company-owned life insurance at Ameren and Ameren Illinois was $279 million (December 31, 2020 – $272 million) and $119 million (December 31, 2020 – $115 million), respectively, while total borrowings against the policies were $112 million (December 31, 2020 – $107 million) at both Ameren and Ameren Illinois. Ameren and Ameren Illinois have the right to offset the borrowings against the cash surrender value of the policies and, consequently, present the net asset in “Other assets” on their respective balance sheets.
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
Missouri
2021 Electric Service Regulatory Rate Review
In March 2021, Ameren Missouri filed a request with the MoPSC seeking approval to increase its annual revenues for electric service by $299 million. The electric rate increase request is based on a 9.9% ROE, a capital structure composed of 51.9% common equity, a rate base of $10.0 billion, and a test year ended December 31, 2020, with certain pro-forma adjustments expected through a true-up date of September 30, 2021. Ameren Missouri also requested the continued use of the FAC and trackers for pension and postretirement benefits, uncertain income tax positions, and certain excess deferred income taxes that the MoPSC previously authorized in earlier electric rate orders. Additionally, Ameren Missouri requested to recover certain estimated costs associated with the Meramec Energy Center, which is expected to be retired in 2022, over a five-year period. Ameren Missouri requested the use of a tracker for any variances between certain costs collected in customer rates associated with the Meramec Energy Center and actual recoverable costs incurred after the date new rates become effective, which would be considered for recovery or refund in a future electric regulatory rate review. The electric rate increase request reflects the following:
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
The MoPSC proceeding relating to the proposed electric service rate changes will take place over a period of up to 11 months, with a decision by the MoPSC expected by February 2022 and new rates effective by late February 2022. Ameren Missouri cannot predict the level of any electric service rate change the MoPSC may approve, whether the requested regulatory recovery mechanisms will be approved, or whether any rate change that may eventually be approved will be sufficient for Ameren Missouri to recover its costs and earn a reasonable return on its investments when the rate change goes into effect.

Atchison Renewable Energy Center
In January 2021, Ameren Missouri acquired a 300-MW wind generation project located in northwestern Missouri. As of June 30, 2021, Ameren Missouri had placed the project in service as the Atchison Renewable Energy Center. The purchase price of the energy center was approximately $500 million, including an immaterial amount of transaction costs. The Atchison Renewable Energy Center will support Ameren Missouri’s compliance with the Missouri renewable energy standard.
2021 Natural Gas Delivery Service Regulatory Rate Review
In March 2021, Ameren Missouri filed a request with the MoPSC seeking approval to increase its annual revenues for natural gas delivery service by $9 million. The natural gas rate increase request is based on a 9.8% ROE, a capital structure composed of 51.9% common equity, a rate base of $310 million, and a test year ended December 31, 2020, with certain pro-forma adjustments expected through a true-up date of September 30, 2021. The request includes the continued use of the PGA, ISRS, and DCA and trackers for pension and other postretirement benefits and certain excess deferred taxes that the MoPSC previously authorized in earlier natural gas rate orders.
The MoPSC proceeding relating to the proposed natural gas delivery service rate changes will take place over a period of up to 11 months, with a decision by the MoPSC expected by February 2022 and new rates effective by late February 2022. Ameren Missouri cannot predict the level of any natural gas delivery service rate change the MoPSC may approve, or whether any rate change that may eventually be approved will be sufficient for Ameren Missouri to recover its costs and earn a reasonable return on its investments when the rate change goes into effect.
Accounting Authority Orders Related to COVID-19 Pandemic Costs
In March 2021, the MoPSC issued orders approving nonunanimous stipulation and agreements related to Ameren Missouri’s electric and natural gas service accounting authority order requests. The orders allowed Ameren Missouri to accumulate $9 million of certain costs incurred related to the COVID-19 pandemic, net of cost savings, as well as forgone customer late fee and reconnection fee revenues from March 2020 to March 2021, for potential recovery in the electric and natural gas service regulatory rate reviews discussed above. In March 2021, Ameren Missouri deferred other operations and maintenance expenses of $5 million as a regulatory asset related to the accounting authority orders. If approved for recovery, Ameren Missouri would recognize the remaining $4 million associated with forgone customer late fee and reconnection fee revenue when billed to customers.
Illinois
Electric Distribution Service Rates
In April 2021, Ameren Illinois filed its annual electric distribution service performance-based formula rate update to be used for 2022 rates with the ICC. In July 2021, Ameren Illinois filed a revised request seeking to increase its annual revenues for electric distribution service by $60 million. This update reflects an increase to the annual performance-based formula rate based on 2020 actual recoverable costs and expected net plant additions for 2021, an increase to include the 2020 revenue requirement reconciliation adjustment, and an increase for the conclusion of the 2019 revenue requirement reconciliation adjustment, which will be fully refunded to customers in 2021, consistent with the ICC’s December 2020 annual update filing order. In June 2021, the ICC staff submitted its calculation of the revenue requirement included in Ameren Illinois’ update filing, recommending a $54 million increase in Ameren Illinois’ electric distribution service rates, which is based on a lower percentage of common equity used in the capital structure than requested by Ameren Illinois, partially offset by the recovery of an expense in 2022 rates that Ameren Illinois had requested to recover over five years. An ICC decision in this proceeding is expected by December 2021, with new rates effective January 2022.
Electric Distribution Service Rate Reconciliation Tariff
In March 2021, the ICC issued an order approving Ameren Illinois’ requested tariff to reconcile its electric distribution service revenue requirement once Ameren Illinois ceases to update customer rates under performance-based formula ratemaking. The tariff would allow Ameren Illinois to reconcile its revenue requirement for up to two annual periods in which customer rates had been established, but not yet reconciled, under the performance-based formula ratemaking framework. To utilize the reconciliation, Ameren Illinois is required to file a request to update its electric distribution service rates through a traditional regulatory rate review, which may be based on a future test year and would reflect a proposed ROE subject to ICC approval. That request would need to be filed by the end of March in the year following the last year in which Ameren Illinois opted to set annual rates via the performance-based formula ratemaking framework. Ameren Illinois would be required to file that request no later than March 2023. Pursuant to the order, and without legislative change or Ameren Illinois’ election to opt out of performance-based formula ratemaking, Ameren Illinois’ 2022 and 2023 revenues would reflect each year’s actual recoverable costs, year-end rate base, and a return at the applicable WACC, with the ROE component based on the annual average of the monthly yields of the 30-year United States Treasury bonds plus 580 basis points. The revenue requirement reconciliation adjustment would be collected from, or refunded to, customers within two years from the end of the reconciled year.

Electric Customer Energy-Efficiency Investments
In May 2021, Ameren Illinois filed its annual electric customer energy-efficiency formula rate update to increase its rates by $11 million with the ICC. An ICC decision in this proceeding is expected by December 2021, with new rates effective January 2022.
In July 2021, the ICC issued an order approving Ameren Illinois’ energy-efficiency plan that includes annual investments in electric energy-efficiency programs up to approximately $100 million per year from 2022 through 2025. The ICC has the ability to reduce the amount of electric energy-efficiency savings goals in future plan program years if there are insufficient cost-effective programs available, which could reduce the investments in electric energy-efficiency programs. The electric energy-efficiency program investments and the return on those investments are collected from customers through a rider and are not recovered through the electric distribution service performance-based formula ratemaking framework.
QIP Reconciliation Order
In March 2021, the ICC issued an order approving Ameren Illinois’ QIP reconciliation for 2018. The ICC also found that Ameren Illinois’ natural gas capital investments recovered under the QIP during 2018 were accurate and prudent. The ICC order effectively dismissed the Illinois Attorney General’s challenge with respect to 2018 capital investments.
Service Disconnection Moratorium
From March 2020 through March 2021, the ICC limited disconnection activities and late fees for customer nonpayment to varying degrees based on customer class. In March 2021, the ICC issued an order allowing Ameren Illinois to resume disconnection activities for all residential customers through a phased-in approach, which began in April 2021 for customers with the largest past due balances and in June 2021 for all remaining residential customers. The March 2021 order also required Ameren Illinois to offer deferred payment arrangements extending to 18 months to all residential customers through June 2021. In addition, the order requires Ameren Illinois to extend the financial assistance program established by a June 2020 ICC order through 2021. Ameren Illinois is allowed to recover up to $4 million in costs incurred during 2021 related to this financial assistance program. These costs will be deferred as regulatory assets and the portion associated with Ameren Illinois’ electric distribution business will be recovered through its bad debt rider and the portion associated with its natural gas distribution business will be recovered through a special purpose rider.
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
In March 2021, the FERC issued an order related to an intervenor challenge to Ameren Illinois’ 2020 transmission formula rate update. As a result of this order, in March 2021, Ameren Illinois recorded a regulatory liability of $9 million, largely as a reduction of electric operating revenues, to reflect expected refunds, including interest, primarily related to the historical rate recovery of materials and supplies inventories included in rate base. In April 2021, Ameren Illinois filed a request for rehearing with the FERC regarding its March 2021 order. In May 2021, the FERC denied the rehearing request without addressing the issues raised, and indicated it will address them in a future order. The FERC is under no deadline to issue an order, nor is it required to address the issues raised in the rehearing request. In July 2021, Ameren Illinois filed an appeal of the March 2021 order and the May 2021 rehearing denial to the United States Court of Appeals for the District of Columbia Circuit, which is under no deadline to address the appeal.
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
As of June 30, 2021, Ameren and Ameren Illinois had recorded current regulatory liabilities of $16 million and $8 million, respectively, to reflect the expected refunds, including interest, associated with the allowed base ROE set by the May 2020 order in the November 2013 complaint case. The increase in the FERC-allowed base ROE resulting from the May 2020 order was not material to Ameren Missouri’s results of operations, financial position, or liquidity.
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
Short-term Borrowings
The Missouri Credit Agreement and the Illinois Credit Agreement are available to support issuances under Ameren (parent)’s, Ameren Missouri’s, and Ameren Illinois’ commercial paper programs, respectively, subject to borrowing sublimits, and the issuance of letters of credit. As of June 30, 2021, based on commercial paper outstanding and letters of credit issued under the Credit Agreements, along with cash and cash equivalents, the net liquidity available to Ameren (parent), Ameren Missouri, and Ameren Illinois, collectively, was $2.0 billion. The Ameren Companies were in compliance with the covenants in their Credit Agreements as of June 30, 2021. As of June 30, 2021, the ratios of consolidated indebtedness to consolidated total capitalization, calculated in accordance with the provisions of the Credit Agreements, were 57%, 49%, and 46% for Ameren, Ameren Missouri, and Ameren Illinois, respectively.
As of June 30, 2021, and December 31, 2020, Ameren (parent)’s commercial paper outstanding, net of issuance discounts, was $431 million and $490 million, respectively. There were no borrowings outstanding under the Credit Agreements as of June 30, 2021, or December 31, 2020.
The following table summarizes the activity and relevant interest rates for Ameren (parent)’s, Ameren Missouri’s, and Ameren Illinois’ commercial paper issuances and borrowings under the Credit Agreements in the aggregate for the six months ended June 30, 2021 and 2020:

	Ameren (parent)	Ameren Missouri		Ameren Illinois	Ameren Consolidated
2021
Average daily amount outstanding	$388	$183		$211	$782
Weighted-average interest rate	0.24%	0.22%		0.22%	0.23%
Peak amount outstanding during period(a)	$650	$546		$485	$1,134
Peak interest rate	0.33%	0.25%		0.25%	0.33%
2020
Average daily amount outstanding	$93	$202		$40	$335
Weighted-average interest rate	2.05%	1.86%		1.98%	1.92%
Peak amount outstanding during period(a)	$425	$573		$150	$908
Peak interest rate	3.30%	5.05%	(b)	3.40%	5.05%	(b)
(a)The timing of peak outstanding commercial paper issuances and borrowings under the Credit Agreements varies by company. Therefore, the sum of individual company peak amounts may not equal the Ameren consolidated peak for the period.
(b)Ameren’s and Ameren Missouri’s peak interest rate was affected by temporary disruptions in the commercial paper market in the first quarter of 2020.

Money Pools
Ameren has money pool agreements with and among its subsidiaries to coordinate and provide for certain short-term cash and working capital requirements. The average interest rate for borrowings under the utility money pool for the three and six months ended June 30, 2021, was 0.22% and 0.22%, respectively (2020 – 0.42% and 1.18%, respectively). See Note 8 – Related-party Transactions for the amount of interest income and expense from the utility money pool arrangements recorded by Ameren Missouri and Ameren Illinois for the three and six months ended June 30, 2021 and 2020.
NOTE 4 – LONG-TERM DEBT AND EQUITY FINANCINGS
Ameren
For the three and six months ended June 30, 2021, Ameren issued a total of 0.2 million and 0.3 million shares of common stock, respectively, under its DRPlus and 401(k) plan, and received proceeds of $12 million and $24 million, respectively. In addition, in the first quarter of 2021, Ameren issued 0.5 million shares of common stock valued at $33 million upon the vesting of stock-based compensation.
In February 2021, Ameren settled the remainder of the forward sale agreement by physically delivering 1.6 million shares of common stock for cash proceeds of $113 million. The proceeds were used to fund a portion of Ameren Missouri’s wind generation investments. See Note 2 – Rate and Regulatory Matters in this report and under Part II, Item 8, in the Form 10-K for additional information about the wind generation investments.
In May 2021, Ameren entered into an equity distribution sales agreement pursuant to which Ameren may offer and sell from time to time up to $750 million of its common stock through an ATM program, which includes the ability to enter into forward sales agreements. For the six months ended June 30, 2021, Ameren issued 1.4 million shares of common stock and received proceeds of $121 million, net of $1 million in compensation paid to selling agents.
In March 2021, Ameren (parent) issued $450 million of 1.75% senior unsecured notes due March 2028, with interest payable semiannually on March 15 and September 15 of each year, beginning September 15, 2021. Ameren received net proceeds of $447 million, which were used for general corporate purposes, including the repayment of short-term debt.
Ameren Missouri
In June 2021, Ameren Missouri issued $525 million of 2.15% first mortgage bonds due 2032, with interest payable semiannually on March 15 and September 15 of each year, beginning March 15, 2022. Ameren Missouri received net proceeds of $521 million, which are expected to be used to repay short-term debt and for near-term capital expenditures. Ameren Missouri intends to allocate an amount equal to the net proceeds to sustainability projects meeting certain eligibility criteria.
Ameren Missouri received capital contributions totaling $183 million from Ameren (parent) during the six months ended June 30, 2021.
Ameren Illinois
In March 2021, Ameren Illinois redeemed its 6.625% and 7.75% series preferred stock at par for $12 million and $1 million, respectively. The preferred stock of Ameren Illinois is reflected in “Noncontrolling Interests” on Ameren’s consolidated balance sheet.
In June 2021, Ameren Illinois issued $350 million of 2.90% first mortgage bonds due 2051, with interest payable semiannually on June 15 and December 15 of each year, beginning December 15, 2021. Ameren Illinois received net proceeds of $345 million, which are expected to be used to repay short-term debt. Ameren Illinois intends to allocate an amount equal to the net proceeds to sustainability projects meeting certain eligibility criteria.
In June 2021, Ameren Illinois issued $100 million of 0.375% first mortgage bonds due 2023, with interest payable semiannually on June 15 and December 15 of each year, beginning December 15, 2021. Ameren Illinois received net proceeds of $100 million, which are expected to be used to repay short-term debt.
Ameren Illinois received capital contributions totaling $70 million from Ameren (parent) during the six months ended June 30, 2021.
Indenture Provisions and Other Covenants
See Note 5 – Long-term Debt and Equity Financings under Part II, Item 8, in the Form 10-K for a description of our indenture provisions and other covenants, as well as restrictions on the payment of dividends. At June 30, 2021, the Ameren Companies were in compliance with the provisions and covenants contained in their indentures and articles of incorporation, as applicable, and ATXI was in compliance with the provisions and covenants contained in its note purchase agreement.

Off-balance-sheet Arrangements
At June 30, 2021, none of the Ameren Companies had any significant off-balance-sheet financing arrangements, other than variable interest entities. See Note 1 – Summary of Significant Accounting Policies for further detail concerning variable interest entities.
NOTE 5 – OTHER INCOME, NET
The following table presents the components of “Other Income, Net” in the Ameren Companies’ statements of income for the three and six months ended June 30, 2021 and 2020:

	Three Months		Six Months
	2021	2020	2021	2020
Ameren:
Allowance for equity funds used during construction	$9	$9	$16	$13
Interest income on industrial development revenue bonds	6	6	12	12
Other interest income	—	1	1	2
Non-service cost components of net periodic benefit income(a)	34	30	68	53
Miscellaneous income	7	7	11	9
Donations	(1)	(1)	(4)	(14)	(b)
Miscellaneous expense	(6)	(4)	(9)	(6)
Total Other Income, Net	$49	$48	$95	$69
Ameren Missouri:
Allowance for equity funds used during construction	$6	$6	$10	$8
Interest income on industrial development revenue bonds	6	7	12	12
Non-service cost components of net periodic benefit income(a)	14	14	28	19
Miscellaneous income	—	1	1	2
Donations	(1)	(1)	(1)	(9)	(b)
Miscellaneous expense	(1)	(2)	(3)	(3)
Total Other Income, Net	$24	$25	$47	$29
Ameren Illinois:
Allowance for equity funds used during construction	$3	$3	$6	$5
Interest income	—	1	1	2
Non-service cost components of net periodic benefit income	14	11	28	24
Miscellaneous income	3	4	3	5
Donations	—	(1)	(3)	(5)
Miscellaneous expense	(4)	(1)	(5)	(3)
Total Other Income, Net	$16	$17	$30	$28
(a)For the three and six months ended June 30, 2021, the non-service cost components of net periodic benefit income were adjusted by amounts deferred of $(3) million in both periods, due to a regulatory tracking mechanism for the difference between the level of such costs incurred by Ameren Missouri under GAAP and the level of such costs included in rates. The deferral was $(3) million and $3 million for the three and six months ended June 30, 2020.
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
If we determine that a contract meets the definition of a derivative and is not eligible for the NPNS exception, we review the contract to determine whether the resulting gains or losses qualify for regulatory deferral. Derivative contracts that qualify for regulatory deferral are recorded at fair value, with changes in fair value recorded as regulatory assets or liabilities in the period in which the change occurs. We believe derivative losses and gains deferred as regulatory assets and liabilities are probable of recovery, or refund, through future rates charged to customers. Regulatory assets and liabilities are amortized to operating income as related losses and gains are reflected in rates charged to customers. Therefore, gains and losses on these derivatives have no effect on operating income. As of June 30, 2021, and December 31, 2020, all contracts that met the definition of a derivative and were not eligible for the NPNS exception received regulatory deferral. Cash flows for all derivative financial instruments are classified in cash flows from operating activities.
The following table presents open gross commodity contract volumes by commodity type for derivative assets and liabilities as of June 30, 2021, and December 31, 2020. As of June 30, 2021, these contracts extended through October 2023, October 2026, and May 2032 for fuel oils, natural gas and power, respectively.

	Quantity (in millions)
	June 30, 2021			December 31, 2020
Commodity	Ameren Missouri	Ameren Illinois	Ameren	Ameren Missouri	Ameren Illinois	Ameren
Fuel oils (in gallons)	30	—	30	43	—	43
Natural gas (in mmbtu)	33	118	151	33	114	147
Power (in MWhs)	6	7	13	6	7	13
The following table presents the carrying value and balance sheet location of all derivative commodity contracts, none of which were designated as hedging instruments, as of June 30, 2021, and December 31, 2020:

		June 30, 2021			December 31, 2020
	Balance Sheet Location	Ameren Missouri	Ameren Illinois	Ameren	Ameren Missouri	Ameren Illinois	Ameren
Fuel oils	Other current assets	$7	$—	$7	$2	$—	$2
	Other assets	5	—	5	—	—	—
Natural gas	Other current assets	7	26	33	1	8	9
	Other assets	3	10	13	2	2	4
Power	Other current assets	15	—	15	7	—	7
	Other assets	1	—	1	—	—	—
	Total assets	$38	$36	$74	$12	$10	$22
Fuel oils	Other current liabilities	$1	$—	$1	$7	$—	$7
	Other deferred credits and liabilities	—	—	—	2	—	2
Natural gas	Other current liabilities	—	1	1	1	1	2
	Other deferred credits and liabilities	—	—	—	—	1	1
Power	Other current liabilities	27	12	39	3	17	20
	Other deferred credits and liabilities	17	154	171	8	181	189
	Total liabilities	$45	$167	$212	$21	$200	$221
The Ameren Companies elect to present the fair value amounts of derivative assets and derivative liabilities subject to an enforceable master netting arrangement or similar agreement at the gross amounts on the balance sheet. However, if the gross amounts recognized on the balance sheet were netted with derivative instruments and cash collateral received or posted, the net amounts would not be materially different from the gross amounts at June 30, 2021, and December 31, 2020.
Credit Risk
In determining our concentrations of credit risk related to derivative instruments, we review our individual counterparties and categorize each counterparty into groupings according to the primary business in which each engages. As of June 30, 2021, if counterparty groups were to fail completely to perform on contracts, Ameren, Ameren Missouri, and Ameren Illinois' maximum exposure related to derivative assets was $61 million, $25 million, and $36 million, respectively. The potential loss on counterparty exposures may be reduced or eliminated by the application of master netting arrangements or similar agreements and collateral held. As of June 30, 2021, the potential loss after consideration of the application of master netting arrangements or similar agreements and collateral held for Ameren, Ameren Missouri, and Ameren Illinois was $57 million, $21 million, and $36 million, respectively.
Certain of our derivative instruments contain collateral provisions tied to the Ameren Companies’ credit ratings. If our credit ratings were downgraded below investment grade, or if a counterparty with reasonable grounds for uncertainty regarding our ability to satisfy an obligation requested adequate assurance of performance, additional collateral postings might be required. The additional collateral required is the net liability position allowed under master netting arrangements or similar agreements, assuming (1) the credit risk-related contingent features underlying these arrangements were triggered and (2) those counterparties with rights to do so requested collateral. As of June 30, 2021, the aggregate fair value of derivative instruments with credit risk-related contingent features in a gross liability position, the cash collateral posted, and the aggregate amount of additional collateral that counterparties could require were each immaterial to Ameren, Ameren Missouri, and Ameren Illinois.
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
We consider nonperformance risk in our valuation of derivative instruments by analyzing our own credit standing and the credit standing of our counterparties, and by considering any credit enhancements (e.g., collateral). Included in our valuation, and based on current market conditions, is a valuation adjustment for counterparty default derived from market data such as the price of credit default swaps, bond yields, and credit ratings. No material gains or losses related to valuation adjustments for counterparty default risk were recorded at Ameren, Ameren Missouri, or Ameren Illinois in the three and six months ended June 30, 2021 or 2020. At June 30, 2021, and December 31, 2020, the counterparty default risk valuation adjustment related to derivative contracts was immaterial for Ameren, Ameren Missouri, and Ameren Illinois.
The following table sets forth, by level within the fair value hierarchy, our assets and liabilities measured at fair value on a recurring basis as of June 30, 2021, and December 31, 2020:

	June 30, 2021					December 31, 2020
	Level 1	Level 2	Level 3	Total		Level 1	Level 2	Level 3	Total
Assets:
Ameren Missouri
Derivative assets – commodity contracts:
Fuel oils	$11	$—	$1	$12		$—	$—	$2	$2
Natural gas	—	10	—	10		—	3	—	3
Power	5	—	11	16		2	—	5	7
Total derivative assets – commodity contracts	$16	$10	$12	$38		$2	$3	$7	$12
Nuclear decommissioning trust fund:
Equity securities:
U.S. large capitalization	$739	$—	$—	$739		$680	$—	$—	$680
Debt securities:
U.S. Treasury and agency securities	—	128	—	128		—	115	—	115
Corporate bonds	—	131	—	131		—	115	—	115
Other	—	65	—	65		—	67	—	67
Total nuclear decommissioning trust fund	$739	$324	$—	$1,063	(a)	$680	$297	$—	$977	(a)
Total Ameren Missouri	$755	$334	$12	$1,101		$682	$300	$7	$989

	June 30, 2021					December 31, 2020
	Level 1	Level 2	Level 3	Total		Level 1	Level 2	Level 3	Total
Ameren Illinois
Derivative assets – commodity contracts:
Natural gas	$1	$27	$8	$36		$—	$6	$4	$10
Ameren
Derivative assets – commodity contracts(b)	$17	$37	$20	$74		$2	$9	$11	$22
Nuclear decommissioning trust fund(c)	739	324	—	1,063	(a)	680	297	—	977	(a)
Total Ameren	$756	$361	$20	$1,137		$682	$306	$11	$999
Liabilities:
Ameren Missouri
Derivative liabilities – commodity contracts:
Fuel oils	$—	$—	$1	$1		$6	$—	$3	$9
Natural gas	—	—	—	—		—	1	—	1
Power	28	—	16	44		8	—	3	11
Total Ameren Missouri	$28	$—	$17	$45		$14	$1	$6	$21
Ameren Illinois
Derivative liabilities – commodity contracts:
Natural gas	$—	$1	$—	$1		$—	$1	$1	$2
Power	—	—	166	166		—	—	198	198
Total Ameren Illinois	$—	$1	$166	$167		$—	$1	$199	$200
Ameren
Derivative liabilities – commodity contracts(b)	$28	$1	$183	$212		$14	$2	$205	$221
(a)Balance excludes $7 million and $5 million of cash and cash equivalents, receivables, payables, and accrued income, net, for June 30, 2021, and December 31, 2020, respectively.
(b)See the Ameren Missouri and Ameren Illinois sections of the table for a breakout of the fair value of Ameren’s derivative assets and liabilities by type of commodity.
(c)See the Ameren Missouri section of the table for a breakout of the fair value of Ameren's nuclear decommissioning trust fund by investment type.
Level 3 fuel oils, natural gas and uranium derivative contract assets and liabilities measured at fair value on a recurring basis were immaterial for all periods presented. The following table presents the fair value reconciliation of Level 3 power derivative contract assets and liabilities measured at fair value on a recurring basis for the three and six months ended June 30, 2021 and 2020:

	2021			2020
	Ameren Missouri	Ameren Illinois	Ameren	Ameren Missouri	Ameren Illinois	Ameren
For the three months ended June 30:
Beginning balance at April 1	$(3)	$(185)	$(188)	$17	$(241)	$(224)
Realized and unrealized gains/(losses) included in regulatory assets/liabilities	(1)	15	14	9	7	16
Settlements	(1)	4	3	(10)	5	(5)
Ending balance at June 30	$(5)	$(166)	$(171)	$16	$(229)	$(213)
Change in unrealized gains/(losses) related to assets/liabilities held at June 30	$(2)	$15	$13	$8	$7	$15
For the six months ended June 30:
Beginning balance at January 1	$2	$(198)	$(196)	$13	$(224)	$(211)
Realized and unrealized gains/(losses) included in regulatory assets/liabilities	(6)	24	18	20	(14)	6
Settlements	(1)	8	7	(17)	9	(8)
Ending balance at June 30	$(5)	$(166)	$(171)	$16	$(229)	$(213)
Change in unrealized gains/(losses) related to assets/liabilities held at June 30	$(3)	$24	$21	$12	$(13)	$(1)
All gains or losses related to our Level 3 derivative commodity contracts are expected to be recovered or returned through customer rates; therefore, there is no impact to either net income or other comprehensive income resulting from changes in the fair value of these instruments.

The following table describes the valuation techniques and significant unobservable inputs utilized for the fair value of our Level 3 power derivative contract assets and liabilities as of June 30, 2021, and December 31, 2020:

		Fair Value					Weighted Average(b)
	Commodity	Assets	Liabilities	Valuation Technique(s)	Unobservable Input(a)	Range
2021	Power(c)	$11	$(182)	Discounted cash flow	Average forward peak and off-peak pricing – forwards/swaps ($/MWh)	26 – 49	33
					Nodal basis ($/MWh)	(4) – 0	(1)
					Trend rate (%)	1 – 3	2
2020	Power(c)	$5	$(201)	Discounted cash flow	Average forward peak and off-peak pricing – forwards/swaps ($/MWh)	23 – 37	29
					Nodal basis ($/MWh)	(6) – 0	(2)
					Trend rate (%)	2 – 6	3
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
The following table sets forth the carrying amount and, by level within the fair value hierarchy, the fair value of financial assets and liabilities disclosed, but not recorded, at fair value as of June 30, 2021, and December 31, 2020:

	Carrying Amount		Fair Value
			Level 1	Level 2	Level 3		Total
	June 30, 2021
Ameren:
Cash, cash equivalents, and restricted cash	$267		$267	$—	$—		$267
Investments in industrial development revenue bonds(a)	256		—	256	—		256
Short-term debt	431		—	431	—		431
Long-term debt (including current portion)(a)	12,500	(b)	—	13,647	528	(c)	14,175
Ameren Missouri:
Cash, cash equivalents, and restricted cash	$17		$17	$—	$—		$17
Advances to money pool	92		—	92	—		92
Investments in industrial development revenue bonds(a)	256		—	256	—		256
Long-term debt (including current portion)(a)	5,626	(b)	—	6,427	—		6,427
Ameren Illinois:
Cash, cash equivalents, and restricted cash	$242		$242	$—	$—		$242
Advances to money pool	20		—	20	—		20
Long-term debt (including current portion)	4,391	(b)	—	5,038	—		5,038
	December 31, 2020
Ameren:
Cash, cash equivalents, and restricted cash	$301		$301	$—	$—		$301
Investments in industrial development revenue bonds(a)	256		—	256	—		256
Short-term debt	490		—	490	—		490
Long-term debt (including current portion)(a)	11,086	(b)	—	12,778	537	(c)	13,315
Ameren Missouri:
Cash, cash equivalents, and restricted cash	$145		$145	$—	$—		$145
Advances to money pool	139		—	139	—		139
Investments in industrial development revenue bonds(a)	256		—	256	—		256
Long-term debt (including current portion)(a)	5,104	(b)	—	6,160	—		6,160
Ameren Illinois:
Cash, cash equivalents, and restricted cash	$147		$147	$—	$—		$147
Borrowings from money pool	19		—	19	—		19
Long-term debt (including current portion)	3,946	(b)	—	4,822	—		4,822
(a)Ameren and Ameren Missouri have investments in industrial development revenue bonds, classified as held-to-maturity and recorded in “Other Assets,” that are equal to the finance obligations for the Peno Creek and Audrain CT energy centers. As of June 30, 2021, and December 31, 2020, the carrying amount of both the investments in industrial development revenue bonds and the finance obligations approximated fair value.
(b)Included unamortized debt issuance costs, which were excluded from the fair value measurement, of $93 million, $40 million, and $40 million for Ameren, Ameren Missouri, and Ameren Illinois, respectively, as of June 30, 2021. Included unamortized debt issuance costs, which were excluded from the fair value measurement, of $84 million, $36 million, and $36 million for Ameren, Ameren Missouri, and Ameren Illinois, respectively, as of December 31, 2020.
(c)The Level 3 fair value amount consists of ATXI’s senior unsecured notes.

NOTE 8 – RELATED-PARTY TRANSACTIONS
In the ordinary course of business, Ameren Missouri and Ameren Illinois have engaged in, and may in the future engage in, affiliate transactions. These transactions primarily consist of natural gas and power purchases and sales, services received or rendered, and borrowings and lendings. Transactions between Ameren’s subsidiaries are reported as affiliate transactions on their individual financial statements, but those transactions are eliminated in consolidation for Ameren’s consolidated financial statements. For a discussion of material related-party agreements and money pool arrangements, see Note 13 – Related-party Transactions and Note 4 – Short-term Debt and Liquidity under Part II, Item 8, of the Form 10-K. For information on Ameren Missouri’s and Ameren Illinois’ capital contributions, see Note 4 – Long-term Debt and Equity Financings.
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
Tax Allocation Agreement
See Note 1 – Summary of Significant Accounting Policies under Part II, Item 8, of the Form 10-K for a discussion of the tax allocation agreement. The following table presents the affiliate balances related to income taxes for Ameren Missouri and Ameren Illinois as of June 30, 2021, and December 31, 2020:

	June 30, 2021		December 31, 2020
	Ameren Missouri	Ameren Illinois	Ameren Missouri	Ameren Illinois
Income taxes payable to parent(a)	$47	$26	$—	$6
Income taxes receivable from parent(b)	—	—	9	15
(a)Included in “Accounts payable – affiliates” on the balance sheet.
(b)Included in “Accounts receivable – affiliates” on the balance sheet.
Effects of Related-party Transactions on the Statement of Income
The following table presents the effect on Ameren Missouri and Ameren Illinois of related-party transactions for the three and six months ended June 30, 2021 and 2020:

				Three Months				Six Months
Agreement	Income Statement Line Item			Ameren Missouri		Ameren Illinois		Ameren Missouri		Ameren Illinois
Ameren Missouri power supply	Operating Revenues	2021		$3	$	(a)		$5	$	(a)
agreements with Ameren Illinois		2020		3		(a)		6		(a)
Ameren Missouri and Ameren Illinois	Operating Revenues	2021		$7	$	(b)		$14	$	(b)
rent and facility services		2020		6		(b)		13		1
Ameren Missouri and Ameren Illinois miscellaneous	Operating Revenues	2021	$	(b)		$2	$	(b)		$2
support services and services provided to ATXI		2020		1		(b)		1		(b)
Total Operating Revenues		2021		$10		$2		$19		$2
		2020		10		(b)		20		1
Ameren Illinois power supply	Purchased Power	2021	$	(a)		$3	$	(a)		$5
agreements with Ameren Missouri		2020		(a)		3		(a)		6
Ameren Missouri and Ameren Illinois	Purchased Power	2021		$1		$1		$2		$1
transmission services from ATXI		2020		(a)		1		(a)		1
Total Purchased Power		2021		$1		$4		$2		$6
		2020		(a)		4		(a)		7
Ameren Missouri and Ameren Illinois	Other Operations and Maintenance	2021	$	(b)		$1	$	(b)		$2
rent and facility services		2020		(b)		1		(b)		2

				Three Months				Six Months
Agreement	Income Statement Line Item			Ameren Missouri		Ameren Illinois		Ameren Missouri		Ameren Illinois
Ameren Services support services	Other Operations and Maintenance	2021		$34		$31		$69		$64
agreement		2020		32		31		67		64
Total Other Operations and		2021		$34		$32		$69		$66
Maintenance		2020		32		32		67		66
Money pool borrowings (advances)	(Interest Charges)/Other Income, Net	2021	$	(b)	$	(b)	$	(b)	$	(b)
		2020		(b)		(b)		(b)		(b)
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
Environmental regulations have a significant impact on the electric utility industry and compliance with these regulations could be costly for Ameren Missouri, which operates coal-fired power plants. Clean Air Act regulations that apply to the electric utility industry include the NSPS, the CSAPR, the MATS, and the National Ambient Air Quality Standards, which are subject to periodic review for certain pollutants. Collectively, these regulations cover a variety of pollutants, such as SO2, particulate matter, NOx, mercury, toxic metals and acid gases, and CO2 emissions from new power plants. Regulations implementing the Clean Water Act govern both intake and discharges of water, and may require evaluation of the ecological and biological impact of our operations and could require modifications to water intake structures or more stringent limitations on wastewater discharges. Depending upon the scope of modifications ultimately required by state regulators, these capital expenditures could be significant. The management and disposal of coal ash is regulated under the Resource Conservation and Recovery Act and the CCR rule, which require the closure of our surface impoundments at Ameren Missouri’s coal-fired energy centers. Additionally, Ameren Missouri’s wind generation facilities may be subject to operating restrictions to limit the impact on protected species. The individual or combined effects of existing and new environmental regulations could result in significant capital expenditures, increased operating costs, or the closure or alteration of operations at some of Ameren Missouri’s energy centers. Ameren and Ameren Missouri expect that such compliance costs would be recoverable through rates, subject to MoPSC prudence review, but the timing of costs and their recovery could be subject to regulatory lag.
Ameren and Ameren Missouri estimate that they will need to make capital expenditures of $175 million to $225 million from 2021 through 2025 in order to comply with existing environmental regulations. Additional environmental controls beyond 2025 could be required. This estimate of capital expenditures includes ash pond closure and corrective action measures required by the CCR regulations and the effluent limitation guidelines applicable to steam electric generating units, and potential modifications to cooling water intake structures at existing power plants under Clean Water Act rules, all of which are discussed below. This estimate does not include capital expenditures that may be required as a result of the NSR and Clean Air Act litigation discussed below. Ameren Missouri’s current plan for compliance with existing air emission regulations includes burning low-sulfur coal and installing new or optimizing existing air pollution control equipment. The actual amount of capital expenditures required to comply with existing environmental regulations may vary substantially from the above estimates because of uncertainty as to future permitting requirements made by state regulators and the EPA, potential revisions to regulatory obligations, and the cost of potential compliance strategies, among other things.

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
Clean Air Act
Federal and state laws, including CSAPR, regulate emissions of SO2 and NOx through the reduction of emissions at their source and the use and retirement of emission allowances. CSAPR is implemented through a series of phases, and the second phase became effective in 2017. Additional emission reduction requirements may apply in subsequent years. Ameren Missouri complies with current CSAPR requirements by minimizing emissions through the use of low-sulfur coal, operation of two scrubbers at its Sioux Energy Center, and optimization of other existing air pollution control equipment. Ameren Missouri could incur additional costs to lower its emissions at one or more of its energy centers to comply with additional CSAPR requirements in future years. These additional costs for compliance are expected to be recovered from customers through the FAC or higher base rates.
CO2 Emissions Standards
The EPA’s Affordable Clean Energy Rule repealed the Clean Power Plan and replaced it with a new rule that established emission guidelines for states to follow in developing plans to limit CO2 emissions and identified certain efficiency measures as the best system of emission reduction for coal-fired electric generating units. In January 2021, the United States Court of Appeals for the District of Columbia Circuit vacated the Affordable Clean Energy Rule, and ruled that the EPA had the discretion to consider emission reduction measures that include efficiency measures and generation shifting to lower carbon emissions. Various petitions for review are pending before the United States Supreme Court, and a decision on whether the Supreme Court will review the circuit court's ruling could occur in second half of 2021. Regardless of the outcome of those legal challenges, the EPA is likely to develop new regulations to address carbon emissions from coal and natural gas electric generating units. At this time, Ameren Missouri cannot predict the outcome of legal challenges to the vacated Affordable Clean Energy Rule or future rulemakings. As such, the impact on the results of operations, financial position, and liquidity of Ameren and Ameren Missouri is uncertain.
NSR and Clean Air Litigation
In January 2011, the Department of Justice, on behalf of the EPA, filed a complaint against Ameren Missouri in the United States District Court for the Eastern District of Missouri alleging that in performing projects at its coal-fired Rush Island Energy Center in 2007 and 2010, Ameren Missouri violated provisions of the Clean Air Act and Missouri law. In January 2017, the district court issued a liability ruling and, in September 2019, entered a final order that required Ameren Missouri to install a flue gas desulfurization system at the Rush Island Energy Center and a dry sorbent injection system at the Labadie Energy Center. There were no fines in the order as the Department of Justice previously dismissed claims for penalties. Full implementation of the district court’s order has been stayed, and Ameren Missouri does not expect to make significant capital expenditures or incur operations and maintenance expenses related to the district court’s order while the case is under appeal. In December 2020, the court of appeals heard oral arguments presented by the parties. The court is under no deadline to issue a ruling in this case and Ameren Missouri is unable to predict the ultimate resolution of this matter. Ameren Missouri expects a ruling by the court of appeals during 2021.
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
Clean Water Act
The EPA’s regulations implementing Section 316(b) of the Clean Water Act require power plant operators to evaluate cooling water intake structures and identify measures for reducing the number of aquatic organisms impinged on a power plant’s cooling water intake screens or entrained through the plant’s cooling water system. All of Ameren Missouri’s coal-fired and nuclear energy centers are subject to the cooling water intake structures rule. Requirements of the rule are implemented by state regulators through the permit renewal process of each power plant’s water discharge permit, which is expected to be completed by 2023 for Ameren Missouri.

In 2015, the EPA issued a rule to revise the effluent limitation guidelines applicable to steam electric generating units. These guidelines established national standards for water discharges, prohibit effluent discharges of certain waste streams, and impose more stringent limitations on certain water discharges from power plants. To meet the requirements of the guidelines, Ameren Missouri installed dry ash handling systems and in 2020 completed construction of wastewater treatment facilities at three of its four coal-fired energy centers. The Meramec Energy Center is scheduled to close permanently in 2022 and, as a result, does not require new wastewater and dry ash handling systems. Estimated capital expenditures to complete these projects are included in the CCR management compliance plan, discussed below.
CCR Management
The EPA’s CCR rule establishes requirements for the management and disposal of CCR from coal-fired power plants and will result in the closure of surface impoundments at Ameren Missouri’s energy centers. Ameren Missouri expects to complete closure of surface impoundments at three of its facilities in 2021, and is scheduled to complete the last of such closures at a fourth facility in 2023. The EPA has issued a series of revisions to the CCR rule; however, none of those revisions is expected to materially impact our closure schedule. Ameren and Ameren Missouri have AROs of $97 million recorded on their respective balance sheets as of June 30, 2021, associated with CCR storage facilities. Ameren Missouri estimates it will need to make capital expenditures of $75 million to $100 million from 2021 through 2025 to implement its CCR management compliance plan, which includes installation of groundwater monitoring equipment and groundwater treatment facilities.
Remediation
The Ameren Companies are involved in a number of remediation actions to clean up sites impacted by the use or disposal of materials containing hazardous substances. Federal and state laws can require responsible parties to fund remediation regardless of their degree of fault, the legality of original disposal, or the ownership of a disposal site.
As of June 30, 2021, Ameren Illinois has remediated the majority of the 44 former MGP sites in Illinois and could substantially conclude remediation efforts at the remaining sites by 2023. The ICC allows Ameren Illinois to recover such remediation and related litigation costs from its electric and natural gas utility customers through environmental cost riders that are subject to annual prudence reviews by the ICC. As of June 30, 2021, Ameren Illinois estimated the remaining obligation related to these former MGP sites at $85 million to $150 million. Ameren and Ameren Illinois recorded a liability of $85 million to represent the estimated minimum obligation for these sites, as no other amount within the range was a better estimate.
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
Maintenance Outage
During its return to full power after the completion of the last refueling and maintenance outage in late December 2020, the Callaway Energy Center experienced a non-nuclear operating issue related to its generator. After replacement of certain key components of the generator, the energy center returned to service on August 4, 2021. The cost of generator repairs was approximately $60 million, which was largely capital expenditures. In April 2021, Ameren Missouri’s insurance claims were accepted by NEIL, which are expected to cover a significant portion of the capital expenditures and covered lost sales of up to $4.5 million weekly after March 17, 2021. Insurance recoveries related to lost sales were reflected in electric operating revenues and included in net energy costs under the FAC. Expected insurance recoveries related to the capital expenditures were reflected as a reduction to property, plant, and equipment. As of June 30, 2021, a $36 million insurance receivable was included in “Miscellaneous accounts receivable” on Ameren’s and Ameren Missouri’s balance sheets. Ameren Missouri continues its review of the cause of the outage and the potential for legal remedies against responsible third parties.
Insurance
The following table presents insurance coverage at Ameren Missouri’s Callaway Energy Center at June 30, 2021:

Type and Source of Coverage	Most Recent Renewal Date	Maximum Coverages		Maximum Assessments for Single Incidents
Public liability and nuclear worker liability:
American Nuclear Insurers	January 1, 2021	$450		$—
Pool participation	(a)	13,073	(a)	138	(b)
		$13,523	(c)	$138
Property damage:
NEIL and EMANI	April 1, 2021	$3,200	(d)	$25	(e)
Accidental outage:
NEIL	April 1, 2021	$490	(f)	$7	(e)
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
(f)Accidental outage insurance provides for lost sales in the event of a prolonged accidental outage. Weekly indemnity up to $4.5 million for 52 weeks, which commences after the first 12 weeks of an outage, plus up to $3.6 million per week for a minimum of 71 weeks thereafter for a total not exceeding the policy limit of $490 million. Nonradiation events are limited to $328 million.
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

NOTE 11 – RETIREMENT BENEFITS
The following table presents the components of the net periodic benefit cost (income) incurred for Ameren’s pension and postretirement benefit plans for the three and six months ended June 30, 2021 and 2020:

	Pension Benefits				Postretirement Benefits
	Three Months		Six Months		Three Months		Six Months
	2021	2020	2021	2020	2021	2020	2021	2020
Service cost(a)	$34	$28	$67	$55	$6	$6	$12	$10
Non-service cost components:
Interest cost	38	44	76	87	8	9	16	19
Expected return on plan assets	(74)	(72)	(149)	(145)	(20)	(20)	(40)	(40)
Amortization of:
Prior service benefit	—	(1)	—	(1)	(1)	(1)	(2)	(2)
Actuarial loss (gain)	20	16	37	30	(2)	(2)	(3)	(4)
Total non-service cost components(b)	$(16)	$(13)	$(36)	$(29)	$(15)	$(14)	$(29)	$(27)
Net periodic benefit cost (income)	$18	$15	$31	$26	$(9)	$(8)	$(17)	$(17)
(a)Service cost, net of capitalization, is reflected in “Operating Expenses – Other operations and maintenance” on Ameren’s statement of income.
(b)Non-service cost components are reflected in “Other Income, Net” on Ameren’s statement of income. See Note 5 – Other Income, Net, for additional information.
Ameren Missouri and Ameren Illinois are responsible for their respective share of Ameren’s pension and other postretirement costs. The following table presents the respective share of net periodic pension and other postretirement benefit costs (income) incurred for the three and six months ended June 30, 2021 and 2020:

	Pension Benefits				Postretirement Benefits
	Three Months		Six Months		Three Months		Six Months
	2021	2020	2021	2020	2021	2020	2021	2020
Ameren Missouri(a)	$9	$7	$15	$11	$(1)	$(1)	$(2)	$(2)
Ameren Illinois	9	9	17	16	(8)	(8)	(15)	(16)
Other	—	(1)	(1)	(1)	—	1	—	1
Ameren(a)	$18	$15	$31	$26	$(9)	$(8)	$(17)	$(17)
(a)Does not include the impact of the regulatory tracking mechanism for the difference between the level of pension and postretirement benefit costs incurred by Ameren Missouri under GAAP and the level of such costs included in rates.
NOTE 12 – INCOME TAXES
The following table presents a reconciliation of the federal statutory corporate income tax rate to the effective income tax rate for the three and six months ended June 30, 2021 and 2020:

	Ameren			Ameren Missouri			Ameren Illinois
	2021		2020	2021		2020	2021	2020
Three Months
Federal statutory corporate income tax rate	21%		21%	21%		21%	21%	21%
Increases (decreases) from:
Amortization of deferred investment tax credit	—		—	(1)		(1)	—	—
Amortization of excess deferred taxes	(9)		(9)	(17)		(16)	(2)	(3)
Depreciation differences	—		—	1		—	1	1
Renewable and other tax credits	(4)	(a)	—	(10)	(a)	—	(1)	—
State tax	5		5	3		3	7	7
Effective income tax rate	13%		17%	(3)%		7%	26%	26%
Six Months
Federal statutory corporate income tax rate	21%		21%	21%		21%	21%	21%
Increases (decreases) from:
Amortization of deferred investment tax credit	—		—	(1)		(1)	—	—
Amortization of excess deferred taxes	(9)		(9)	(17)		(16)	(3)	(3)
Depreciation differences	—		—	1		—	—	—
Renewable and other tax credits	(5)	(a)	—	(10)	(a)	—	—	—
State tax	5		5	3		3	7	7
Stock-based compensation	—		(2)	—		—	—	—

	Ameren		Ameren Missouri		Ameren Illinois
	2021	2020	2021	2020	2021	2020
Effective income tax rate	12%	15%	(3)%	7%	25%	25%
(a)Includes production tax credits associated with the High Prairie and Atchison renewable energy centers. Ameren Missouri placed the High Prairie renewable energy center in service as of December 2020. Additionally, Ameren Missouri placed in service the wind turbines at its Atchison renewable energy center throughout the first half of 2021. The benefit of the production tax credits associated with Missouri renewable energy standard compliance is refunded to customers through the RESRAM.
NOTE 13 – SUPPLEMENTAL INFORMATION
Cash, Cash Equivalents, and Restricted Cash
The following table provides a reconciliation of cash, cash equivalents, and restricted cash reported within the balance sheets and the statements of cash flows at June 30, 2021, and December 31, 2020:

	June 30, 2021			December 31, 2020
	Ameren	Ameren Missouri	Ameren Illinois	Ameren	Ameren Missouri	Ameren Illinois
“Cash and cash equivalents”	$99	$—	$96	$139	$136	$—
“Restricted cash”	131	—	122	17	—	6
Restricted cash included in “Other current assets”	—	4	—	—	5	—
Restricted cash included in “Other assets”	24	—	24	141	—	141
Restricted cash included in “Nuclear decommissioning trust fund”	13	13	—	4	4	—
Total cash, cash equivalents, and restricted cash	$267	$17	$242	$301	$145	$147
Restricted cash included in “Other current assets” primarily represents funds held by an irrevocable Voluntary Employee Beneficiary Association (VEBA) trust, which provides health care benefits for active employees. At December 31, 2020, restricted cash included in “Other assets” on Ameren’s and Ameren Illinois’ balance sheets primarily represents amounts collected under a cost recovery rider restricted for use in the procurement of renewable energy credits and amounts in a trust fund restricted for the use of funding certain asbestos-related claims. At June 30, 2021, the amounts collected under the cost recovery rider restricted for use in Ameren Illinois’ procurement of renewable energy credits were classified as current as the amount is expected to be refunded to customers within a year.
Accounts Receivable
“Accounts receivable – trade” on Ameren’s and Ameren Illinois’ balance sheets include certain receivables purchased at a discount from alternative retail electric suppliers that elect to participate in the utility consolidated billing program. At June 30, 2021, and December 31, 2020, “Other current liabilities” on Ameren’s and Ameren Illinois’ balance sheets included payables for purchased receivables of $30 million and $28 million, respectively.
The following table provides a reconciliation of the beginning and ending amount of the allowance for doubtful accounts for the three and six months ended June 30, 2021 and 2020:

	Three Months			Six Months
	2021		2020	2021		2020
Ameren:
Beginning of period	$47		$19	$50		$17
Bad debt expense	(3)		7	1		10
Net write-offs	(2)		(1)	(9)		(2)
End of period	$42		$25	$42		$25
Ameren Missouri:
Beginning of period	$15		$8	$16		$7
Bad debt expense	2		2	3		4
Net write-offs	(1)		(1)	(3)		(2)
End of period	$16		$9	$16		$9
Ameren Illinois:(a)
Beginning of period	$32		$11	$34		$10
Bad debt expense	(5)	(b)	5	(2)	(b)	6
Net write-offs	(1)		—	(6)		—
End of period	$26		$16	$26		$16
(a)Ameren Illinois has rate-adjustment mechanisms that allow it to recover the difference between its actual net bad debt write-offs under GAAP, including those associated with receivables purchased from alternative retail electric suppliers, and the amount of net bad debt write-offs included in its base rates.

(b)In the three and six months ended June 30, 2021, Ameren Illinois’ bad debt expense was reduced as a result of state funding received for customer bill assistance.
Net write-offs increased for the three and six months ended June 30, 2021, compared with the year-ago period, due to the resumption of disconnection activities for nonpayment. See Note 2 – Rate and Regulatory Matters in this report and under Part II, Item 8, in the Form 10-K for additional information.
Supplemental Cash Flow Information
The following table provides noncash financing and investing activity excluded from the statements of cash flows for the six months ended June 30, 2021 and 2020:

	June 30, 2021			June 30, 2020
	Ameren	Ameren Missouri	Ameren Illinois	Ameren	Ameren Missouri	Ameren Illinois
Investing
Accrued capital expenditures, including wind generation expenditures	$434	$259	$174	$287	$111	$165
Net realized and unrealized gain (loss) – nuclear decommissioning trust fund	85	85	—	(4)	(4)	—
Financing
Issuance of common stock for stock-based compensation	$33	$—	$—	$38	$—	$—
Asset Retirement Obligations
The following table provides a reconciliation of the beginning and ending carrying amount of AROs for the six months ended June 30, 2021:

	Ameren Missouri		Ameren Illinois		Ameren
Balance at December 31, 2020	$751		$5	(a)	$756	(b)
Liabilities incurred	18	(c)	—		18	(c)
Liabilities settled	(11)		—		(11)
Accretion	15	(d)	—		15	(d)
Change in estimates	(7)	(e)	—		(7)	(e)
Balance at June 30, 2021	$766		$5	(a)	$771	(b)
(a)Included in “Other deferred credits and liabilities” on the balance sheet.
(b)Balance included $59 million and $60 million in “Other current liabilities” on the balance sheet as of June 30, 2021, and December 31, 2020, respectively.
(c)During the first six months of 2021, Ameren Missouri recorded an ARO related to the decommissioning of the Atchison Renewable Energy Center.
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
For the six months ended June 30, 2021 and 2020, excess tax benefits associated with the settlement of stock-based compensation awards reduced income tax expense by $5 million and $8 million, respectively.
Deferred Compensation
As of June 30, 2021, and December 31, 2020, the present value of benefits to be paid for deferred compensation obligations was $91 million and $90 million, respectively, which was primarily reflected in “Other deferred credits and liabilities” on Ameren's consolidated balance sheet.
Operating Revenues
As of June 30, 2021 and 2020, our remaining performance obligations for contracts with a term greater than one year were immaterial. The Ameren Companies elected not to disclose the aggregate amount of the transaction price allocated to the performance obligations that are unsatisfied as of the end of the reporting period for contracts with an initial expected term of one year or less.

See Note 14 – Segment Information for disaggregated revenue information.
Excise Taxes
Ameren Missouri and Ameren Illinois collect from their customers excise taxes, including municipal and state excise taxes and gross receipts taxes that are levied on the sale or distribution of natural gas and electricity. The following table presents the excise taxes recorded on a gross basis in “Operating Revenues – Electric,” “Operating Revenues – Natural gas” and “Operating Expenses – Taxes other than income taxes” on the statements of income for the three and six months ended June 30, 2021 and 2020:

	Three Months		Six Months
	2021	2020	2021	2020
Ameren Missouri	$35	$36	$66	$66
Ameren Illinois	27	26	66	61
Ameren	$62	$62	$132	$127
Earnings per Share
The following table reconciles the basic weighted-average number of common shares outstanding to the diluted weighted-average number of common shares outstanding for the three and six months ended June 30, 2021 and 2020:

	Three Months		Six Months
	2021	2020	2021	2020
Weighted-average Common Shares Outstanding – Basic	256.1	246.9	255.2	246.7
Assumed settlement of performance share units and restricted stock units	1.1	1.0	1.3	1.0
Dilutive effect of forward sale agreement	—	—	—	0.3
Weighted-average Common Shares Outstanding – Diluted(a)	257.2	247.9	256.5	248.0
(a)There were no potentially dilutive securities excluded from the earnings per diluted share calculations for the three and six months ended June 30, 2021 and 2020.

NOTE 14 – SEGMENT INFORMATION
The following tables present revenues, net income (loss) attributable to common shareholders, and capital expenditures by segment at Ameren and Ameren Illinois for the three and six months ended June 30, 2021 and 2020. Ameren, Ameren Missouri, and Ameren Illinois management review segment capital expenditure information rather than any individual or total asset amount. For additional information about our segments, see Note 16 – Segment Information under Part II, Item 8, of the Form 10-K.
Ameren

	Ameren Missouri		Ameren Illinois Electric Distribution	Ameren Illinois Natural Gas	Ameren Transmission		Other	Intersegment Eliminations	Ameren
Three Months 2021:
External revenues	$799		$386	$168	$119		$—	$—	$1,472
Intersegment revenues	10		2	—	17		—	(29)	—
Net income (loss) attributable to Ameren common shareholders	111		41	8	55	(a)	(8)	—	207
Capital expenditures	567	(b)	129	61	131		—	(12)	876	(b)
Three Months 2020:
External revenues	$782		$352	$140	$124		$—	$—	$1,398
Intersegment revenues	10		—	—	12		—	(22)	—
Net income (loss) attributable to Ameren common shareholders	152		36	9	59	(a)	(13)	—	243
Capital expenditures	238		139	79	135		(1)	2	592
Six Months 2021:
External revenues	$1,494		$797	$515	$232		$—	$—	$3,038
Intersegment revenues	19		2	—	34		—	(55)	—
Net income attributable to Ameren common shareholders	158		87	83	102	(a)	10	—	440
Capital expenditures	1,101	(b)	286	109	272		1	(6)	1,763	(b)
Six Months 2020:
External revenues	$1,452		$741	$411	$234		$—	$—	$2,838
Intersegment revenues	20		1	—	25		—	(46)	—
Net income attributable to Ameren common shareholders	142		73	64	106	(a)	4	—	389
Capital expenditures	516		262	140	305		2	3	1,228
(a)Ameren Transmission earnings reflect an allocation of financing costs from Ameren (parent).
(b)Includes $224 million and $417 million at Ameren and Ameren Missouri for wind generation expenditures for the three and six months ended June 30, 2021, respectively.
Ameren Illinois

	Ameren Illinois Electric Distribution	Ameren Illinois Natural Gas	Ameren Illinois Transmission	Intersegment Eliminations	Ameren Illinois
Three Months 2021:
External revenues	$388	$168	$73	$—	$629
Intersegment revenues	—	—	15	(15)	—
Net income available to common shareholder	41	8	37	—	86
Capital expenditures	129	61	119	—	309
Three Months 2020:
External revenues	$352	$140	$75	$—	$567
Intersegment revenues	—	—	12	(12)	—
Net income available to common shareholder	36	9	38	—	83
Capital expenditures	139	79	119	—	337

	Ameren Illinois Electric Distribution	Ameren Illinois Natural Gas	Ameren Illinois Transmission	Intersegment Eliminations	Ameren Illinois
Six Months 2021:
External revenues	$799	$515	$138	$—	$1,452
Intersegment revenues	—	—	31	(31)	—
Net income available to common shareholder	87	83	65	—	235
Capital expenditures	286	109	251	—	646
Six Months 2020:
External revenues	$742	$411	$137	$—	$1,290
Intersegment revenues	—	—	24	(24)	—
Net income available to common shareholder	73	64	66	—	203
Capital expenditures	262	140	259	—	661
The following tables present disaggregated revenues by segment at Ameren and Ameren Illinois for the three and six months ended June 30, 2021 and 2020. Economic factors affect the nature, timing, amount, and uncertainty of revenues and cash flows in a similar manner across customer classes. Revenues from alternative revenue programs have a similar distribution among customer classes as revenues from contracts with customers. Other revenues not associated with contracts with customers are presented in the Other customer classification, along with electric transmission and off-system revenues.
Ameren

	Ameren Missouri	Ameren Illinois Electric Distribution	Ameren Illinois Natural Gas	Ameren Transmission	Intersegment Eliminations	Ameren
Three Months 2021:
Residential	$328	$218	$—	$—	$—	$546
Commercial	271	127	—	—	—	398
Industrial	71	34	—	—	—	105
Other	119	9	—	136	(29)	235
Total electric revenues	$789	$388	$—	$136	$(29)	$1,284
Residential	$11	$—	$112	$—	$—	$123
Commercial	4	—	29	—	—	33
Industrial	1	—	3	—	—	4
Other	4	—	24	—	—	28
Total natural gas revenues	$20	$—	$168	$—	$—	$188
Total revenues(a)	$809	$388	$168	$136	$(29)	$1,472
Three Months 2020:
Residential	$359	$210	$—	$—	$—	$569
Commercial	264	112	—	—	—	376
Industrial	67	30	—	—	—	97
Other	81	—	—	136	(22)	195
Total electric revenues	$771	$352	$—	$136	$(22)	$1,237
Residential	$11	$—	$94	$—	$—	$105
Commercial	4	—	22	—	—	26
Industrial	1	—	3	—	—	4
Other	5	—	21	—	—	26
Total natural gas revenues	$21	$—	$140	$—	$—	$161
Total revenues(a)	$792	$352	$140	$136	$(22)	$1,398

	Ameren Missouri	Ameren Illinois Electric Distribution	Ameren Illinois Natural Gas	Ameren Transmission	Intersegment Eliminations	Ameren
Six Months 2021:
Residential	$640	$447	$—	$—	$—	$1,087
Commercial	487	259	—	—	—	746
Industrial	123	68	—	—	—	191
Other	180	25	—	266	(55)	416
Total electric revenues	$1,430	$799	$—	$266	$(55)	$2,440
Residential	$45	$—	$363	$—	$—	$408
Commercial	19	—	93	—	—	112
Industrial	2	—	17	—	—	19
Other	17	—	42	—	—	59
Total natural gas revenues	$83	$—	$515	$—	$—	$598
Total revenues(a)	$1,513	$799	$515	$266	$(55)	$3,038
Six Months 2020:
Residential	$656	$430	$—	$—	$—	$1,086
Commercial	485	238	—	—	—	723
Industrial	120	65	—	—	—	185
Other	141	9	—	259	(46)	363
Total electric revenues	$1,402	$742	$—	$259	$(46)	$2,357
Residential	$44	$—	$307	$—	$—	$351
Commercial	17	—	76	—	—	93
Industrial	2	—	6	—	—	8
Other	7	—	22	—	—	29
Total natural gas revenues	$70	$—	$411	$—	$—	$481
Total revenues(a)	$1,472	$742	$411	$259	$(46)	$2,838
(a)The following table presents increases/(decreases) in revenues from alternative revenue programs and other revenues not from contracts with customers for the three and six months ended June 30, 2021 and 2020:

	Ameren Missouri		Ameren Illinois Electric Distribution	Ameren Illinois Natural Gas	Ameren Transmission	Ameren
Three Months 2021:
Revenues from alternative revenue programs	$(5)		$34	$2	$5	$36
Other revenues not from contracts with customers	66	(a)	—	1	—	67	(a)
Three Months 2020:
Revenues from alternative revenue programs	$(6)		$5	$3	$18	$20
Other revenues not from contracts with customers	7		—	—	—	7
Six Months 2021:
Revenues from alternative revenue programs	$(15)		$95	$5	$4	$89
Other revenues not from contracts with customers	64	(a)	3	2	—	69	(a)
Six Months 2020:
Revenues from alternative revenue programs	$(9)		$51	$14	$30	$86
Other revenues not from contracts with customers	15		1	1	—	17
(a)Includes insurance recoveries related to lost sales associated with the Callaway Energy Center maintenance outage. See Note 10 – Callaway Energy Center for additional information.

Ameren Illinois

	Ameren Illinois Electric Distribution	Ameren Illinois Natural Gas	Ameren Illinois Transmission	Intersegment Eliminations	Ameren Illinois
Three Months 2021:
Residential	$218	$112	$—	$—	$330
Commercial	127	29	—	—	156
Industrial	34	3	—	—	37
Other	9	24	88	(15)	106
Total revenues(a)	$388	$168	$88	$(15)	$629
Three Months 2020:
Residential	$210	$94	$—	$—	$304
Commercial	112	22	—	—	134
Industrial	30	3	—	—	33
Other	—	21	87	(12)	96
Total revenues(a)	$352	$140	$87	$(12)	$567
Six Months 2021:
Residential	$447	$363	$—	$—	$810
Commercial	259	93	—	—	352
Industrial	68	17	—	—	85
Other	25	42	169	(31)	205
Total revenues(a)	$799	$515	$169	$(31)	$1,452
Six Months 2020:
Residential	$430	$307	$—	$—	$737
Commercial	238	76	—	—	314
Industrial	65	6	—	—	71
Other	9	22	161	(24)	168
Total revenues(a)	$742	$411	$161	$(24)	$1,290
(a)The following table presents increases/(decreases) in revenues from alternative revenue programs and other revenues not from contracts with customers for the Ameren Illinois segments for the three and six months ended June 30, 2021 and 2020:

	Ameren Illinois Electric Distribution	Ameren Illinois Natural Gas	Ameren Illinois Transmission	Ameren Illinois
Three Months 2021:
Revenues from alternative revenue programs	$34	$2	$2	$38
Other revenues not from contracts with customers	—	1	—	1
Three Months 2020:
Revenues from alternative revenue programs	$5	$3	$14	$22
Other revenues not from contracts with customers	—	—	—	—
Six Months 2021:
Revenues from alternative revenue programs	$95	$5	$1	$101
Other revenues not from contracts with customers	3	2	—	5
Six Months 2020:
Revenues from alternative revenue programs	$51	$14	$24	$89
Other revenues not from contracts with customers	1	1	—	2
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
OVERVIEW
Net income attributable to Ameren common shareholders in the three months ended June 30, 2021, was $207 million, or $0.80 per diluted share, compared with $243 million, or $0.98 per diluted share, in the year-ago period. Net income attributable to common shareholders in the six months ended June 30, 2021, was $440 million, or $1.71 per diluted share, compared with $389 million, or $1.57 per diluted share, in the year-ago period. Net income for the three and six months ended June 30, 2021, compared to the year-ago periods, was favorably affected by increased infrastructure investments at Ameren Missouri, Ameren Transmission, and Ameren Illinois Electric Distribution; increased Ameren Missouri electric retail sales, primarily resulting from colder winter temperatures experienced in 2021; higher delivery service rates at Ameren Illinois Natural Gas; and a higher recognized ROE at Ameren Illinois Electric Distribution. Net income for the six months ended June 30, 2021, compared to the year-ago period, was also favorably affected by the results of Ameren Missouri’s March 2020 electric rate order, and lower other operations and maintenance expenses not subject to riders or regulatory tracking mechanisms, primarily due to disciplined cost management and changes in the value of company-owned life insurance. Earnings for the three and six months ended June 30, 2021, compared to the year-ago periods, were unfavorably affected by a change in rate design at Ameren Missouri, which resulted in less revenues in the second quarter of 2021 due to a change in the timing of transition from winter to summer volumetric rates; the effect of dilution; and the absence in 2021 of the FERC’s May 2020 order addressing the allowed base ROE for FERC regulated transmission rate base under the MISO tariff, which increased earnings in the year-ago periods. The earnings comparisons were also unfavorably affected by higher other operations and maintenance expenses at Ameren Missouri due to the amortization of expenses, beginning in January 2021, related to the 2020 scheduled refueling and maintenance outage at the Callaway Energy Center pursuant to the MoPSC’s February 2020 order. Net income for the six months ended June 30, 2021, compared to the year-ago period, was unfavorably affected by the result of the FERC’s March 2021 order, primarily related to the historical recovery of materials and supplies inventories.
Ameren’s strategic plan includes investing and operating its utilities in a manner consistent with existing regulatory frameworks, enhancing those frameworks, and advocating for responsible energy and economic policies, as well as creating and capitalizing on opportunities for investment for the benefit of its customers, shareholders, and the environment. Ameren remains focused on disciplined cost management and strategic capital allocation. Ameren invested $1.8 billion in its rate-regulated businesses in the six months ended June 30, 2021.
The COVID-19 pandemic continues to affect our results of operations, financial position, and liquidity, but we continue to expect gradual improvement in sales volumes in 2021, compared to 2020. In the first six months of 2021, our sales volumes, excluding the estimated effects of weather and customer energy-efficiency programs, increased compared to the same period in 2020. However, our accounts receivable balances that were past due or that were a part of a deferred payment arrangement are higher than normal historical levels, as customer payments have been affected. The continued effect of the COVID-19 pandemic on our results of operations, financial position, and liquidity in subsequent periods will depend on its severity and longevity, future regulatory or legislative actions with respect thereto, and the resulting impact on business, economic, and capital market conditions. In general, restrictions on social activities and nonessential businesses implemented in our service territories in 2020 have been relaxed. However, additional restrictions may be imposed in the future. We continue to assess the impacts the COVID-19 pandemic is having on our businesses, including impacts on electric and natural gas sales volumes, liquidity, bad debt expense, and supply chain operations. For further discussion of these and other matters discussed below, see Note 2 – Rate and Regulatory Matters under Part I, Item 1, of this report, and Results of Operations, Liquidity and Capital Resources, and Outlook sections below. In addition, for information regarding Ameren Illinois’ suspension and subsequent reinstatement of customer disconnection activities and late fee charges for nonpayment, see Note 2 – Rate and Regulatory Matters under Part I, Item 1, of this report and under Part II, Item 8, of the Form 10-K.
Due to extremely cold winter weather in mid-February 2021, Ameren Missouri and Ameren Illinois experienced higher than anticipated commodity costs for purchased power and natural gas purchased for resale, which contributed to the acceleration of the timing of planned 2021 debt issuances. Ameren Missouri and Ameren Illinois have cost recovery mechanisms in place that provide recovery of the higher purchased power and natural gas costs from customers over periods of time established under the applicable mechanisms.
In January 2021, Ameren Missouri acquired a 300-MW wind generation project located in northwestern Missouri. As of June 30, 2021, Ameren Missouri had placed the project in service as the Atchison Renewable Energy Center. The purchase price of the energy center was approximately $500 million, including an immaterial amount of transaction costs. The Atchison Renewable Energy Center will support Ameren Missouri’s compliance with the Missouri renewable energy standard.
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
In March 2021, Ameren Missouri filed requests with the MoPSC seeking approval to increase its annual revenues for electric service by $299 million and for natural gas delivery service by $9 million. The electric rate increase request is based on a 9.9% ROE, a capital structure composed of 51.9% common equity, a rate base of $10.0 billion and a test year ended December 31, 2020, with certain pro-forma adjustments expected through a true-up date of September 30, 2021. The MoPSC proceedings relating to the proposed rate changes will take place over a period of up to 11 months, with a decision by the MoPSC expected by February 2022 and new rates effective by late February 2022.
In March 2021, the MoPSC issued orders approving nonunanimous stipulation and agreements related to Ameren Missouri’s electric and natural gas service accounting authority order requests. The orders allowed Ameren Missouri to accumulate $9 million of certain costs incurred related to the COVID-19 pandemic, net of cost savings, as well as forgone customer late fee and reconnection fee revenues from March 2020 to March 2021, for potential recovery in the electric and natural gas service regulatory rate reviews discussed above. In March 2021, Ameren Missouri deferred $5 million as a regulatory asset related to the accounting authority orders. If approved for recovery, Ameren Missouri would recognize the remaining $4 million associated with forgone customer late fee and reconnection fee revenue when billed to customers.
During its return to full power after the completion of the last refueling and maintenance outage in late December 2020, the Callaway Energy Center experienced a non-nuclear operating issue related to its generator. After replacement of certain key components of the generator, the energy center returned to service on August 4, 2021. The cost of generator repairs was approximately $60 million, which was largely capital expenditures. See Note 10 – Callaway Energy Center under Part I, Item 1, of this report for additional information.
In March 2021, the ICC issued an order approving Ameren Illinois’ requested tariff to reconcile its electric distribution service revenue requirement once Ameren Illinois ceases to update customer rates under performance-based formula ratemaking. The tariff would allow Ameren Illinois to reconcile its revenue requirement for up to two annual periods in which customer rates had been established, but not yet reconciled, under the performance-based formula ratemaking framework. To utilize the reconciliation, Ameren Illinois is required to file a request to update its electric distribution service rates through a traditional regulatory rate review, which may be based on a future test year and would reflect a proposed ROE subject to ICC approval. That request would need to be filed by the end of March in the year following the last year in which Ameren Illinois opted to set annual rates via the performance-based formula ratemaking framework. Ameren Illinois would be required to file that request no later than March 2023. Pursuant to the order, and without legislative change or Ameren Illinois’ election to opt out of performance-based formula ratemaking, Ameren Illinois’ 2022 and 2023 revenues would reflect each year’s actual recoverable costs, year-end rate base, and a return at the applicable WACC, with the ROE component based on the annual average of the monthly yields of the 30-year United States Treasury bonds plus 580 basis points. The revenue requirement reconciliation adjustment would be collected from, or refunded to, customers within two years from the end of the reconciled year.
In April 2021, Ameren Illinois filed its annual electric distribution service performance-based formula rate update to be used for 2022 rates with the ICC. In June 2021, the ICC staff submitted its calculation of the revenue requirement included in Ameren Illinois’ update filing, recommending a $54 million increase. In July 2021, Ameren Illinois filed a revised request seeking to increase its annual revenues for electric distribution service by $60 million. An ICC decision in this proceeding is expected by December 2021, with new rates effective January 2022.
In May 2021, Ameren Illinois filed its annual electric customer energy-efficiency formula rate update to increase its rates by $11 million with the ICC. An ICC decision in this proceeding is expected by December 2021, with new rates effective January 2022.

In July 2021, the ICC issued an order approving Ameren Illinois’ energy-efficiency plan that includes annual investments in electric energy-efficiency programs up to approximately $100 million per year from 2022 through 2025. The ICC has the ability to reduce the amount of electric energy-efficiency savings goals in future plan program years if there are insufficient cost-effective programs available, which could reduce the investments in electric energy-efficiency programs. The electric energy-efficiency program investments and the return on those investments are collected from customers through a rider and are not recovered through the electric distribution service performance-based formula ratemaking framework.
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
We continue to assess the impacts of the COVID-19 pandemic on our businesses, including impacts on electric and natural gas sales volumes, supply chain operations, and bad debt expense. Regarding uncollectible accounts receivable, Ameren Illinois’ electric distribution and natural gas distribution businesses have bad debt riders, which provide for recovery of bad debt write-offs, net of any subsequent recoveries. Ameren Missouri does not have a bad debt rider or tracker, and thus its earnings are exposed to increases in bad debt expense, absent regulatory relief. However, Ameren Missouri does not expect a material impact to earnings from increases in bad debt expense. As of June 30, 2021, accounts receivable balances that were 30 days or greater past due or that were a part of a deferred payment arrangement represented 26%, 17%, and 35%, or $116 million, $32 million, and $84 million, of Ameren’s, Ameren Missouri’s, and Ameren Illinois’ customer trade receivables before allowance for doubtful accounts, respectively. In comparison, as of June 30, 2019, these percentages were 17%, 11%, and 25%, or $83 million, $24 million, and $59 million, for Ameren, Ameren Missouri, and Ameren Illinois, respectively. Ameren Missouri's electric sales volumes have been, and continue to be, affected by the COVID-19 pandemic. In the three and six months ended June 30, 2021, compared to the same periods in 2020, Ameren Missouri experienced an increase in commercial and industrial electric sales volumes, partially offset by decreased electric sales volumes to higher margin residential customers, excluding the estimated effects of weather and customer energy-efficiency programs. The following table provides the increases and (decreases) in Ameren Missouri electric sales volumes by customer class for the three and six months ended June 30, 2021, compared to the same periods in 2020, excluding the estimated effects of weather and customer energy-efficiency programs:

Ameren Missouri Customer Class	Three months ended June 30, 2021, versus same period in 2020	Six months ended June 30, 2021, versus same period in 2020
Residential	(4.2)%	(0.4)%
Commercial	8.5%	2.5%
Industrial	7.0%	2.9%
Total	2.9%	1.2%
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

Earnings Summary
The following table presents a summary of Ameren’s earnings for the three and six months ended June 30, 2021 and 2020:

	Three Months		Six Months
	2021	2020	2021	2020
Net income attributable to Ameren common shareholders	$207	$243	$440	$389
Earnings per common share – diluted	0.80	0.98	1.71	1.57
Net income attributable to Ameren common shareholders decreased $36 million, or 18 cents per diluted share, in the three months ended June 30, 2021, compared with the year-ago period. The decrease was due to net income decreases of $41 million, $4 million, and $1 million at Ameren Missouri, Ameren Transmission, and Ameren Illinois Natural Gas, respectively. These decreases were partially offset by a $5 million increase in net income at Ameren Illinois Electric Distribution and a $5 million decrease in the net loss for activity not reported as part of a segment, primarily at Ameren (parent).
Net income attributable to Ameren common shareholders increased $51 million, or 14 cents per diluted share, in the six months ended June 30, 2021, compared with the year-ago period. The increase was due to net income increases of $19 million, $16 million, $14 million, and $6 million at Ameren Illinois Natural Gas, Ameren Missouri, Ameren Illinois Electric Distribution, and activity not reported as part of a segment, primarily at Ameren (parent), respectively. These increases were partially offset by a $4 million decrease in net income at Ameren Transmission.
Earnings per diluted share were favorably affected in the three and six months ended June 30, 2021, compared to the year-ago periods (except where a specific period is referenced), by:
•the results of the MoPSC’s March 2020 electric rate order, as discussed in Note 2 – Rate and Regulatory Matters under Part II, Item 8, of the Form 10-K, which reduced the base level of expenses at Ameren Missouri, partially offset by lower base rates, net of recovery for amounts associated with the reduction in sales volumes resulting from MEEIA programs and recoverable depreciation under the PISA (10 cents per share for the six months ended June 30, 2021);
•increased rate base investments at Ameren Transmission and Ameren Illinois Electric Distribution and a higher recognized ROE at Ameren Illinois Electric Distribution, which increased revenues at the respective segments (4 cents and 9 cents per share, respectively);
•investments in infrastructure and wind generation pursuant to the PISA and the RESRAM, which resulted in increased deferral of interest expense (5 cents and 7 cents per share, respectively);
•decreased other operations and maintenance expense not subject to riders and trackers, primarily due to disciplined cost management and changes in the cash surrender value of company-owned life insurance (5 cents per share for the six months ended June 30, 2021);
•the impact of weather on electric retail sales at Ameren Missouri, primarily resulting from colder winter temperatures experienced in 2021 (estimated at 1 cent and 5 cents per share, respectively);
•higher base rates pursuant to the ICC's January 2021 natural gas rate order, which increased margins at Ameren Illinois Natural Gas (1 cent and 4 cents per share, respectively);
•a change in rate design pursuant to the ICC's January 2021 natural gas rate order that concentrates more revenues in the winter heating season due to an increase in volumetric rates, which increased margins at Ameren Illinois Natural Gas, but is not expected to materially impact full year results (3 cents per share for the six months ended June 30, 2021);
•increased income tax benefit, primarily at Ameren (parent), due to increased interim period income tax benefits in 2021, largely related to wind generation facilities, which is not expected to materially impact full year results (3 cents per share for the six months ended June 30, 2021);
•increased electric retail sales, excluding the estimated effects of weather, at Ameren Missouri, largely due to improving economic conditions, which resulted in increased sales volumes to commercial and industrial customers, partially offset by decreased sales volumes to residential customers (3 cents and 2 cents per share, respectively); and
•the absence of charitable donations made in 2020 pursuant to the MoPSC’s March 2020 electric rate order (2 cents per share for the six months ended June 30, 2021).
Earnings per diluted share were unfavorably affected in the three and six months ended June 30, 2021, compared to the year-ago periods (except where a specific period is referenced), by:
•a change in rate design pursuant to the MoPSC’s March 2020 electric rate order that resulted in less revenues in the second quarter of 2021 due to a change in the timing of transition from winter to summer volumetric rates, which decreased margins at Ameren Missouri for the three and six months ended June 30, 2021, but is not expected to materially impact full year results (19 cents per share for both periods);
•the result of the FERC’s March 2021 order, primarily related to the historical recovery of materials and supplies inventories, which decreased Ameren Transmission earnings in 2021; and the absence in 2021 of the FERC’s May 2020 order addressing the allowed base ROE for FERC regulated transmission rate base under the MISO tariff, which increased earnings in the year-ago periods (4 cents and 7 cents per share, respectively);
•increased weighted-average basic common shares outstanding resulting from issuances of common shares as detailed in Note 4 – Long-term Debt and Equity Financings under Part I, Item 1, of this report, and Note 5 – Long Term Debt and Equity Financings under Part II, Item 8, of the Form 10-K (3 cents and 6 cents per share, respectively);
•increased other operations and maintenance expenses at Ameren Missouri due to the amortization of expenses, beginning in January 2021, related to the 2020 scheduled refueling and maintenance outage at the Callaway Energy Center pursuant to the MoPSC’s February 2020 order, and increased energy center maintenance costs for the three months ended June 30, 2021, due to the deferral of projects in the year-ago period (4 cents per share for both periods);
•increased financing costs primarily at Ameren Missouri and Ameren (parent), largely due to higher long-term debt balances (2 cents and 4 cents per share, respectively); and
•increased depreciation and amortization expenses not recoverable under riders or trackers at Ameren Missouri and Ameren Illinois Natural Gas, primarily due to additional property, plant, and equipment investments (1 cent and 2 cents per share, respectively).
The cents per share variances above are presented based on the weighted-average basic common shares outstanding in the three and six months ended June 30, 2020, and do not reflect the impact of dilution on earnings per share, unless otherwise noted. Amounts other than variances related to income taxes have been presented net of income taxes using Ameren’s 2021 blended federal and state statutory tax rate of 26%. For additional details regarding the Ameren Companies’ results of operations, including explanations of Electric and Natural Gas Margins, Other Operations and Maintenance Expenses, Depreciation and Amortization Expenses, Taxes Other Than Income Taxes, Other Income, Net, Interest Charges, and Income Taxes, see the major headings below.

Below is Ameren’s table of income statement components by segment for the three and six months ended June 30, 2021 and 2020:

	Ameren Missouri	Ameren Illinois Electric Distribution	Ameren Illinois Natural Gas	Ameren Transmission	Other / Intersegment Eliminations	Ameren
Three Months 2021:
Electric margins	$566	$289	$—	$136	$(9)	$982
Natural gas margins	15	—	108	—	—	123
Other operations and maintenance expenses	(218)	(129)	(53)	(14)	2	(412)
Depreciation and amortization expenses	(157)	(77)	(22)	(27)	(2)	(285)
Taxes other than income taxes	(85)	(18)	(15)	(2)	(2)	(122)
Other income, net	24	11	3	2	9	49
Interest charges	(36)	(19)	(10)	(20)	(11)	(96)
Income (taxes) benefit	3	(16)	(3)	(20)	5	(31)
Net income (loss)	112	41	8	55	(8)	208
Noncontrolling interests – preferred stock dividends	(1)	—	—	—	—	(1)
Net income (loss) attributable to Ameren common shareholders	$111	$41	$8	$55	$(8)	$207
Three Months 2020:
Electric margins	$615	$264	$—	$136	$(6)	$1,009
Natural gas margins	15	—	104	—	—	119
Other operations and maintenance expenses	(202)	(118)	(52)	(15)	3	(384)
Depreciation and amortization expenses	(155)	(71)	(20)	(23)	(2)	(271)
Taxes other than income taxes	(83)	(19)	(13)	(2)	(2)	(119)
Other income, net	25	9	5	3	6	48
Interest charges	(50)	(18)	(10)	(18)	(12)	(108)
Income taxes	(12)	(11)	(4)	(22)	(1)	(50)
Net income (loss)	153	36	10	59	(14)	244
Noncontrolling interests – preferred stock dividends	(1)	—	(1)	—	1	(1)
Net income (loss) attributable to Ameren common shareholders	$152	$36	$9	$59	$(13)	$243
Six Months 2021:
Electric margins	$1,054	$578	$—	$266	$(16)	$1,882
Natural gas margins	47	—	321	—	—	368
Other operations and maintenance expenses	(443)	(254)	(109)	(30)	4	(832)
Depreciation and amortization expenses	(313)	(152)	(44)	(55)	(2)	(566)
Taxes other than income taxes	(162)	(38)	(40)	(4)	(6)	(250)
Other income, net	47	19	6	5	18	95
Interest charges	(75)	(37)	(20)	(43)	(21)	(196)
Income (taxes) benefit	5	(28)	(31)	(37)	33	(58)
Net income	160	88	83	102	10	443
Noncontrolling interests – preferred stock dividends	(2)	(1)	—	—	—	(3)
Net income attributable to Ameren common shareholders	$158	$87	$83	$102	$10	$440
Six Months 2020:
Electric margins	$1,067	$544	$—	$259	$(15)	$1,855
Natural gas margins	46	—	286	—	—	332
Other operations and maintenance expenses	(441)	(248)	(109)	(29)	5	(822)
Depreciation and amortization expenses	(294)	(142)	(41)	(47)	(2)	(526)
Taxes other than income taxes	(162)	(38)	(35)	(4)	(5)	(244)
Other income, net	29	16	7	5	12	69
Interest charges	(90)	(36)	(20)	(39)	(16)	(201)
Income (taxes) benefit	(11)	(22)	(23)	(39)	24	(71)
Net income	144	74	65	106	3	392
Noncontrolling interests – preferred stock dividends	(2)	(1)	(1)	—	1	(3)
Net income attributable to Ameren common shareholders	$142	$73	$64	$106	$4	$389

Below is Ameren Illinois’ table of income statement components by segment for the three and six months ended June 30, 2021 and 2020:

	Ameren Illinois Electric Distribution	Ameren Illinois Natural Gas	Ameren Illinois Transmission	Ameren Illinois
Three Months 2021:
Electric and natural gas margins	$289	$108	$88	$485
Other operations and maintenance expenses	(129)	(53)	(11)	(193)
Depreciation and amortization expenses	(77)	(22)	(18)	(117)
Taxes other than income taxes	(18)	(15)	(1)	(34)
Other income, net	11	3	2	16
Interest charges	(19)	(10)	(11)	(40)
Income taxes	(16)	(3)	(12)	(31)
Net income attributable to common shareholder	$41	$8	$37	$86
Three Months 2020:
Electric and natural gas margins	$264	$104	$87	$455
Other operations and maintenance expenses	(118)	(52)	(12)	(182)
Depreciation and amortization expenses	(71)	(20)	(16)	(107)
Taxes other than income taxes	(19)	(13)	—	(32)
Other income, net	9	5	3	17
Interest charges	(18)	(10)	(10)	(38)
Income taxes	(11)	(4)	(14)	(29)
Net income	36	10	38	84
Preferred stock dividends	—	(1)	—	(1)
Net income attributable to common shareholder	$36	$9	$38	$83
Six Months 2021:
Electric and natural gas margins	$578	$321	$169	$1,068
Other operations and maintenance expenses	(254)	(109)	(24)	(387)
Depreciation and amortization expenses	(152)	(44)	(36)	(232)
Taxes other than income taxes	(38)	(40)	(2)	(80)
Other income, net	19	6	5	30
Interest charges	(37)	(20)	(25)	(82)
Income taxes	(28)	(31)	(22)	(81)
Net income	88	83	65	236
Preferred stock dividends	(1)	—	—	(1)
Net income attributable to common shareholder	$87	$83	$65	$235
Six Months 2020:
Electric and natural gas margins	$544	$286	$161	$991
Other operations and maintenance expenses	(248)	(109)	(24)	(381)
Depreciation and amortization expenses	(142)	(41)	(31)	(214)
Taxes other than income taxes	(38)	(35)	(1)	(74)
Other income, net	16	7	5	28
Interest charges	(36)	(20)	(21)	(77)
Income taxes	(22)	(23)	(23)	(68)
Net income	74	65	66	205
Preferred stock dividends	(1)	(1)	—	(2)
Net income attributable to common shareholder	$73	$64	$66	$203
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

Electric Margins

Increase (Decrease) by Segment
	Overall Ameren Decrease of $27 Million (QTD YoY)	Overall Ameren Increase of $27 Million (YTD YoY)
Total by Segment(a)

$2,000
$1,500
$1,000
$500
$0
$ (Millions)
$982
$136
$289
$566
$1,009
$136
$264
$615
$1,882
$266
$578
$1,054
$1,855
$259
$544
$1,067
QTD 2021
QTD 2020
YTD 2021
YTD 2020

(a)Includes other/intersegment eliminations of $(9) million and $(6) million in the three months ended June 30, 2021 and 2020. Also includes other/intersegment eliminations of $(16) million and $(15) million in the six months ended June 30, 2021 and 2020, respectively.

Ameren Missouri	Ameren Illinois Electric Distribution	Ameren Transmission	Other/Intersegment Eliminations
Natural Gas Margins

Increase (Decrease) by Segment
	Overall Ameren Increase of $4 Million (QTD YoY)	Overall Ameren Increase of $36 Million (YTD YoY)
Total by Segment

$400
$350
$300
$250
$200
$150
$100
$50
$0
$ (Millions)
$123
$108
$15
$119
$104
$15
$368
$321
$47
$332
$286
$46
QTD 2021
QTD 2020
YTD 2021
YTD 2020

Ameren Missouri	Ameren Illinois Natural Gas

The following tables present the favorable (unfavorable) variations by Ameren segment for electric and natural gas margins for the six months ended June 30, 2021, compared with the year-ago periods:

Electric and Natural Gas Margins
Three Months	Ameren Missouri	Ameren Illinois Electric Distribution	Ameren Illinois Natural Gas	Ameren Transmission(a)	Other /Intersegment Eliminations	Ameren
Electric revenue change:
Effect of weather (estimate)(b)	$5	$—	$—	$—	$—	$5
Base rates (estimate)(c)	—	19	—	—	—	19
Sales volumes and changes in customer usage patterns (excluding the estimated effects of weather and MEEIA)	11	—	—	—	—	11
Change in rate design	(63)	—	—	—	—	(63)
Customer demand charges	2	—	—	—	—	2
Off-system sales, capacity, and FAC revenues, net	54	—	—	—	—	54
Energy-efficiency program investment revenues	—	2	—	—	—	2
Other	5	3	—	—	(7)	1
Cost recovery mechanisms – offset in fuel and purchased power(d)	11	11	—	—	—	22
Other cost recovery mechanisms(e)	(7)	1	—	—	—	(6)
Total electric revenue change	$18	$36	$—	$—	$(7)	$47
Fuel and purchased power change:
Energy costs (excluding the estimated effect of weather)	$(53)	$—	$—	$—	$—	$(53)
Effect of weather (estimate)(b)	(1)	—	—	—	—	(1)
Other	(2)	—	—	—	4	2
Cost recovery mechanisms – offset in electric revenue(d)	(11)	(11)	—	—	—	(22)
Total fuel and purchased power change	$(67)	$(11)	$—	$—	$4	$(74)
Net change in electric margins	$(49)	$25	$—	$—	$(3)	$(27)
Natural gas revenue change:
Effect of weather (estimate)(b)	$(1)	$—	$—	$—	$—	$(1)
Base rates (estimate)	—	—	4	—	—	4
Change in rate design	—	—	(4)	—	—	(4)
Other	—	—	2	—	—	2
Cost recovery mechanisms – offset in natural gas purchased for resale(d)	—	—	24	—	—	24
Other cost recovery mechanisms(e)	—	—	2	—	—	2
Total natural gas revenue change	$(1)	$—	$28	$—	$—	$27
Natural gas purchased for resale change:
Effect of weather (estimate)(b)	$1	$—	$—	$—	—	$1
Cost recovery mechanisms – offset in natural gas revenue(d)	—	—	(24)	—	—	(24)
Total natural gas purchased for resale change	$1	$—	$(24)	$—	$—	$(23)
Net change in natural gas margins	$—	$—	$4	$—	$—	$4

Six Months	Ameren Missouri	Ameren Illinois Electric Distribution	Ameren Illinois Natural Gas	Ameren Transmission(a)	Other /Intersegment Eliminations	Ameren
Electric revenue change:
Effect of weather (estimate)(b)	$23	$—	$—	$—	$—	$23
Base rates (estimate)(c)	(6)	22	—	7	—	23
Sales volumes and changes in customer usage patterns (excluding the estimated effects of weather and MEEIA)	8	—	—	—	—	8
Change in rate design	(63)	—	—	—	—	(63)
Off-system sales, capacity, and FAC revenues, net	49	—	—	—	—	49
Energy-efficiency program investment revenues	—	5	—	—	—	5
Other	4	6	—	—	(9)	1
Cost recovery mechanisms – offset in fuel and purchased power(d)	14	24	—	—	—	38
Other cost recovery mechanisms(e)	(1)	—	—	—	—	(1)
Total electric revenue change	$28	$57	$—	$7	$(9)	$83
Fuel and purchased power change:
Energy costs (excluding the estimated effect of weather)	$(53)	$—	$—	$—	$—	$(53)
Effect of weather (estimate)(b)	(6)	—	—	—	—	(6)
Effect of lower net energy costs included in base rates	36	—	—	—	—	36
Other	(4)	1	—	—	8	5
Cost recovery mechanisms – offset in electric revenue(d)	(14)	(24)	—	—	—	(38)
Total fuel and purchased power change	$(41)	$(23)	$—	$—	$8	$(56)
Net change in electric margins	$(13)	$34	$—	$7	$(1)	$27
Natural gas revenue change:
Effect of weather (estimate)(b)	$3	$—	$—	$—	$—	$3
Base rates (estimate)	—	—	16	—	—	16
Change in rate design	—	—	8	—	—	8
Other	—	—	5	—	—	5
Cost recovery mechanisms – offset in natural gas purchased for resale(d)	10	—	68	—	—	78
Other cost recovery mechanisms(e)	—	—	7	—	—	7
Total natural gas revenue change	$13	$—	$104	$—	$—	$117
Natural gas purchased for resale change:
Effect of weather (estimate)(b)	$(2)	$—	$—	$—	—	$(2)
Other	—	—	(1)	—	—	(1)
Cost recovery mechanisms – offset in natural gas revenue(d)	(10)	—	(68)	—	—	(78)
Total natural gas purchased for resale change	$(12)	$—	$(69)	$—	$—	$(81)
Net change in natural gas margins	$1	$—	$35	$—	$—	$36
(a)Includes an increase in transmission margins of $1 million and $8 million at Ameren Illinois for the three and six months ended June 30, 2021, compared with the year-ago periods.
(b)Represents the estimated variation resulting primarily from changes in cooling and heating degree-days on electric and natural gas demand compared with the year-ago periods; this variation is based on temperature readings from the National Oceanic and Atmospheric Administration weather stations at local airports in our service territories.
(c)For Ameren Illinois Electric Distribution and Ameren Transmission, base rates include increases or decreases to operating revenues related to the revenue requirement reconciliation adjustment under formula rates. For Ameren Missouri, base rates exclude an increase of $7 million for the recovery of lost electric margins for the six months ended June 30, 2021, compared with the year-ago period, resulting from the MEEIA 2016 and 2019 customer energy-efficiency programs. This amount is included in the “sales volumes and changes in customer usage patterns (excluding the estimated effects of weather and MEEIA)” line item.
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

Ameren
Ameren’s electric margins decreased $27 million, or 3%, for the three months ended June 30, 2021, compared with the year-ago period, primarily because of decreased margins at Ameren Missouri, partially offset by increased margins at Ameren Illinois Electric Distribution, as discussed below. Ameren’s electric margins increased $27 million, or 1%, for the six months ended June 30, 2021, compared with the year-ago periods, primarily because of increased margins at Ameren Illinois Electric Distribution and Ameren Transmission, partially offset by decreased margins at Ameren Missouri, as discussed below. Ameren’s natural gas margins increased $4 million, or 3%, and $36 million, or 11%, for the three and six months ended June 30, 2021, respectively, compared with the year-ago periods, primarily because of increased margins at Ameren Illinois Natural Gas, as discussed below.
Ameren Transmission
Ameren Transmission’s margins were comparable between the three months ended June 30, 2021 and 2020. Ameren Transmission’s margins increased $7 million, or 3%, for the six months ended June 30, 2021, compared with the year-ago period. Base rate revenues were favorably affected by increased capital investment, as evidenced by a 12% increase in rate base used to calculate the revenue requirement, partially offset by the absence in 2021 of the FERC’s May 2020 order addressing the allowed base ROE, and the effect of the FERC’s March 2021 order, which required refunds related to historical recovery of materials and supplies inventories. See Transmission Formula Rate Revisions in Note 2 – Rate and Regulatory Matters under Part I, Item 1, of this report for additional information regarding the May 2020 and March 2021 FERC orders.
Ameren Missouri
Ameren Missouri’s electric margins decreased $49 million, or 8%, and $13 million, or 1%, for the three and six months ended June 30, 2021, respectively, compared with the year-ago periods. Fuel and purchased power costs increased $11 million and $14 million for the three and six months ended June 30, 2021, respectively, primarily resulting from higher electric prices, the Callaway Energy Center maintenance outage, and, for the six month comparison, a significant increase in customer demand for electricity in mid-February 2021 due to extremely cold weather. The increased fuel and purchased power costs were fully offset by an increase in electric revenues, resulting in no impact to margin. The increase in purchased power cost is reflected in “Cost recovery mechanisms – offset in electric revenue” and the associated recoverability from customers is reflected in “Cost recovery mechanisms – offset in fuel and purchased power” in the table above.
The following items had an unfavorable effect on Ameren Missouri’s electric margins for three and six months ended June 30, 2021, compared with the year-ago periods (except when a specific period is referenced):
•The implementation of a change in rate design pursuant to the March 2020 MoPSC electric rate order decreased margins $63 million in both periods. The change in rate design applies lower winter rates to May sales volumes and higher summer rates to September sales volumes beginning in 2021. Previously, blended rates were applied in both months’ sales volumes. As the decrease in margins associated with May sales volumes is expected to be offset by increases associated with September sales volumes, the change is not expected to materially affect annual earnings comparisons.
•The absence of the Callaway Energy Center generation and extremely cold weather in mid-February 2021, partially offset by insurance recoveries related to the Callaway Energy Center maintenance outage, drove net energy costs higher than those reflected in base rates, which reduced margins by $4 million, resulting from Ameren Missouri’s 5% exposure to net energy cost variances under the FAC for the six months ended June 30, 2021. The change in net energy costs is the sum of the revenue change in “Off-system sales, capacity and FAC revenues, net” (+$49 million) and the change in “Energy costs (excluding the estimated effect of weather)” (-$53 million) in the table above. See Note 10 – Callaway Energy Center under Part I, Item 1, of this report for additional information on insurance recoveries related to the outage.
The following items had a favorable effect on Ameren Missouri’s electric margins for three and six months ended June 30, 2021, compared with the year-ago periods (except when a specific period is referenced):
•The March 2020 MoPSC electric rate order that resulted in lower net energy costs included in base rates, partially offset by lower electric base rates, increased margins $30 million for the six months ended June 30, 2021. The change in electric base rates is the sum of the change in “Base rates (estimate)” (-$6 million) and the “Effect of lower net energy costs included in base rates” (+$36 million) in the table above.
•Excluding the estimated effects of weather and the MEEIA customer energy-efficiency programs, electric revenues increased an estimated $11 million and $8 million, respectively. The increase was primarily due to an increase in sales volumes, which were unfavorably affected by the COVID-19 pandemic in 2020, and an increase in the average retail price per kilowatthour due to changes in customer usage patterns. While the MEEIA customer energy-efficiency programs reduced retail sales volumes, the recovery of lost electric margins under the MEEIA ensured that electric margins were not affected.
•Summer temperatures were warmer as cooling degree days increased 7% for the three months ended June 30, 2021, and winter temperatures were colder as heating degree days increased 7% for the six months ended June 30, 2021. The aggregate effect of weather increased margins an estimated $4 million and $17 million, respectively. The change in margins due to weather is the sum of the “Effect of weather (estimate)” on electric revenues (+$5 million and +$23 million, respectively) and the “Effect of weather (estimate) on fuel and purchased power” (-$1 million and -$6 million, respectively) in the table above.
•Lower net energy costs increased margins $1 million for the three months ended June 30, 2021. The change in net energy costs is the sum of “Off-system sales, capacity and FAC revenues, net” (+$54 million) and “Energy costs (excluding the estimated effect of weather)” (-$53 million) in the table above.
Ameren Missouri’s natural gas margins were comparable between periods. Purchased gas costs increased $10 million for the six months ended June 30, 2021, primarily resulting from the significant increase in customer demand and prices for natural gas in mid-February 2021 due to extremely cold weather. The increased purchased gas costs are fully offset by an increase in natural gas revenues under the PGA rider, resulting in no impact to margin. The increase in purchased gas cost is reflected in “Cost recovery mechanisms – offset in natural gas revenue” and the associated recoverability from customers is reflected in “Cost recovery mechanisms – offset in natural gas purchased for resale” in the table above.
Ameren Illinois
Ameren Illinois’ electric margins increased $26 million, or 7%, and $42 million, or 6%, for the three and six months ended June 30, 2021, respectively, compared with the year-ago periods, driven by increased margins at Ameren Illinois Electric Distribution and Ameren Illinois Transmission. Ameren Illinois Natural Gas’ margins increased $4 million, or 4%, and $35 million, or 12%, for the three and six months ended June 30, 2021, respectively, compared with the year-ago periods.
Ameren Illinois Electric Distribution
Ameren Illinois Electric Distribution’s margins increased $25 million, or 9%, and $34 million, or 6%, for the three and six months ended June 30, 2021, respectively, compared with the year-ago periods. Purchased power costs increased $11 million and $24 million for the three and six months ended June 30, 2021, respectively, primarily resulting from higher electric prices and, for the six month comparison, the significant increase in customer demand for electricity in mid-February 2021 due to extremely cold weather. The increased purchased power costs are fully offset by an increase in electric revenues under the cost recovery mechanisms for purchased power, resulting in no impact to margin. The increase in purchased power cost is reflected in “Cost recovery mechanisms – offset in electric revenue” and the associated recoverability from customers is reflected in “Cost recovery mechanisms – offset in fuel and purchased power” in the table above. The following items had a favorable effect on Ameren Illinois Electric Distribution’s margins for the three and six months ended June 30, 2021, compared with the year-ago periods:
•Margins increased due to a higher recognized ROE (+$4 million and +$7 million, respectively), as evidenced by an increase of 74 basis points in the estimated annual average of the monthly yields of the 30-year United States Treasury bonds, increased capital investment (+$2 million and +$4 million, respectively), as evidenced by a 7% increase in rate base used to calculate the revenue requirement, and higher recoverable non-purchased power expenses (+$13 million and +$11 million, respectively). The sum of these changes collectively increased margins $19 million and $22 million, respectively.
•Revenues increased $2 million and $5 million, respectively, due to recovery of increased energy-efficiency program investments under performance-based formula ratemaking.
Ameren Illinois Natural Gas
Ameren Illinois Natural Gas’ margins increased $4 million, or 4%, and $35 million, or 12%, for the three and six months ended June 30, 2021, respectively, compared with the year-ago periods. Purchased gas costs increased $24 million and $68 million for the three and six months ended June 30, 2021, primarily resulting from higher natural gas prices and, for the six month comparison, the significant increase in customer demand for natural gas in mid-February 2021 due to extremely cold weather. The increased purchased gas costs are fully offset by an increase in natural gas revenues under the PGA rider, resulting in no impact to margin. The increase in purchased gas cost is reflected in “Cost recovery mechanisms – offset in natural gas revenue” and the associated recoverability from customers is reflected in “Cost recovery mechanisms – offset in natural gas purchased for resale” in the table above. The following items had a favorable effect on Ameren Illinois Natural Gas’ margins for the three and six months ended June 30, 2021, compared with the year-ago periods (except when a specific period is referenced):
•Revenues increased $4 million and $16 million, respectively, due to higher natural gas base rates as a result of the January 2021 natural gas rate order.
•The implementation of a change in rate design pursuant to the January 2021 natural gas rate order, which increased margins $8 million for the six months ended June 30, 2021. This change in rate design concentrates more revenues in the winter heating season due to an increase in volumetric rates and a decrease in fixed customer rates. As such, the change is not expected to materially affect annual earnings comparisons.

Ameren Illinois Natural Gas’ margins decreased due to the implementation of a change in rate design pursuant to the January 2021 natural gas rate order, which decreased margins $4 million for the three months ended June 30, 2021. As noted above, the change is not expected to materially affect annual earnings comparisons.
Ameren Illinois Transmission
Ameren Illinois Transmission’s margins increased $1 million, or 1%, and $8 million, or 5%, for the three and six months ended June 30, 2021, respectively, compared with the year-ago periods. Margins were favorably affected by increased capital investment, as evidenced by a 18% increase in rate base used to calculate the revenue requirement, partially offset by the absence in 2021 of the FERC’s May 2020 order addressing the allowed base ROE, and the effect of the FERC’s March 2021 order, which required refunds related to historical recovery of materials and supplies inventories. See Transmission Formula Rate Revisions in Note 2 – Rate and Regulatory Matters under Part I, Item 1, of this report for additional information regarding the May 2020 and March 2021 FERC orders.
Other Operations and Maintenance Expenses

Increase (Decrease) by Segment
	Overall Ameren Increase of $28 Million (QTD YoY)	Overall Ameren Increase of $10 Million (YTD YoY)
Total by Segment(a)

$1,000
$800
$600
$400
$200
$0
$ (Millions)
$412
$53
$129
$218
$384
$52
$118
$202
$832
$30
$109
$254
$443
$822
$29
$109
$248
$441
QTD 2021
QTD 2020
YTD 2021
YTD 2020

(a)Includes $14 million and $15 million at Ameren Transmission in the three months ended June 30, 2021 and 2020, respectively. Includes other/intersegment eliminations of $(2) million and $(3) million in the three months ended June 30, 2021 and 2020, respectively. Also includes other/intersegment eliminations of $(4) million and $(5) million in the six months ended June 30, 2021 and 2020, respectively.

Ameren Missouri	Ameren Illinois Natural Gas	Other/Intersegment Eliminations

Ameren Illinois Electric Distribution	Ameren Transmission
Ameren
Other operations and maintenance expenses increased $28 million and $10 million in the three and six months ended June 30, 2021, compared with the year-ago periods, due to changes discussed below.
Ameren Transmission
Other operations and maintenance expenses were comparable between periods.
Ameren Missouri
Other operations and maintenance expenses increased $16 million in the three months ended June 30, 2021, compared with the year-ago period. Other operations and maintenance expenses were comparable between the six months ended June 30, 2021 and 2020. The following items increased other operations and maintenance expenses in the three and six months ended June 30, 2021, compared with the year-ago periods (except where a specific period is referenced):
•Callaway Energy Center refueling operations and maintenance costs increased $7 million and $14 million, respectively, because of the amortization of those costs, beginning in January 2021, which were previously deferred as a regulatory asset, pursuant to the MoPSC’s February 2020 order.
•Energy center maintenance costs, other than Callaway refueling and maintenance costs, increased $6 million and $7 million, respectively, primarily due to the deferral of projects in the year-ago period.
•Customer energy-efficiency program costs increased $8 million in the six months ended June 30, 2021, because of increased participation in the MEEIA programs in the current-year period.
•The cash surrender value of company-owned life insurance decreased $5 million because of less favorable market returns in the three months ended June 30, 2021, compared with the year-ago period.
The following items partially offset the above increases in other operations and maintenance expenses in the six months ended June 30, 2021, compared with the year-ago period:
•Amortization of costs, primarily solar rebate costs pursuant to the MoPSC’s March 2020 electric rate order, decreased $8 million.
•Transmission and distribution expenditures decreased $6 million, primarily resulting from less maintenance and meter reading costs, because of recent capital improvements related to the Smart Energy Plan.
•Deferral to a regulatory asset of $5 million of certain prior period costs incurred related to the COVID-19 pandemic, pursuant to the MoPSC’s March 2021 orders.
•The cash surrender value of company-owned life insurance increased $4 million because of more favorable market returns in the six months ended June 30, 2021, compared with the year-ago period.
Ameren Illinois
Other operations and maintenance expenses increased $11 million and $6 million in the three and six months ended June 30, 2021, compared with the year-ago periods, as discussed below. Other operations and maintenance expenses were comparable between periods at Ameren Illinois Natural Gas and Ameren Illinois Transmission.
Ameren Illinois Electric Distribution
Other operations and maintenance expenses increased $11 million and $6 million in the three and six months ended June 30, 2021, compared with the year-ago periods. The following items increased other operations and maintenance expenses in the three and six months ended June 30, 2021, compared with the year-ago periods (except where a specific period is referenced):
•Employee benefit costs increased $3 million and $4 million, respectively, primarily because of higher medical and pension costs.
•Amortization of regulatory assets associated with energy-efficiency program investments under performance-based formula ratemaking increased $2 million and $4 million, respectively.
•Distribution expenditures increased $3 million in the three months ended June 30, 2021, primarily because of increased storm costs.
•The cash surrender value of company-owned life insurance decreased $2 million because of less favorable market returns in the three months ended June 30, 2021, compared with the year-ago period.

Depreciation and Amortization Expenses

Increase (Decrease) by Segment
	Overall Ameren Increase of $14 Million (QTD YoY)	Overall Ameren Increase of $40 Million (YTD YoY)
Total by Segment(a)

$600
$450
$300
$150
$0
$ (Millions)
$285
$27
$22
$77
$157
$271
$23
$20
$71
$155
$566
$55
$44
$152
$313
$526
$47
$41
$142
$294
QTD 2021
QTD 2020
YTD 2021
YTD 2020

(a)Includes other/intersegment eliminations of $2 million and $2 million in the three months ended June 30, 2021 and 2020, respectively. Also includes other/intersegment eliminations of $2 million and $2 million in the six months ended June 30, 2021 and 2020, respectively.

Ameren Missouri	Ameren Illinois Natural Gas	Other/Intersegment Eliminations

Ameren Illinois Electric Distribution	Ameren Transmission
Depreciation and amortization expenses increased $14 million and $10 million in the three months ended June 30, 2021, and $40 million and $18 million in the six months ended June 30, 2021, compared with the year-ago periods, at Ameren and Ameren Illinois, respectively, primarily because of additional property, plant, and equipment investments across their respective segments. Depreciation and amortization expenses were comparable at Ameren Missouri between the three months ended June 30, 2021 and 2020. Depreciation and amortization expenses increased $19 million at Ameren Missouri in the six months ended June 30, 2021, compared with the year-ago period, primarily because of additional property, plant, and equipment investments. Ameren’s and Ameren Missouri’s depreciation and amortization expenses reflected a deferral to a regulatory asset of depreciation and amortization expenses pursuant to the PISA and the RESRAM. The PISA and RESRAM deferrals of depreciation and amortization expenses were $22 million and $1 million for the three months ended June 30, 2021 and 2020, respectively, and $41 million and $14 million for the six months ended June 30, 2021 and 2020, respectively.

Taxes Other Than Income Taxes

Increase (Decrease) by Segment
	Overall Ameren Increase of $3 Million (QTD YoY)	Overall Ameren Increase of $6 Million (YTD YoY)
Total by Segment(a)

$280
$240
$200
$160
$120
$80
$40
$0
$ (Millions)
$122
$15
$18
$85
$119
$13
$19
$83
$250
$40
$38
$162
$244
$35
$38
$162
QTD 2021
QTD 2020
YTD 2021
YTD 2020

(a)Includes $2 million, $2 million, $4 million, and $4 million at Ameren Transmission in the three months ended June 30, 2021 and 2020, and in the six months ended June 30, 2021 and 2020, respectively. Also includes other/intersegment eliminations of $2 million, $2 million, $6 million, and $5 million in the three months ended June 30, 2021 and 2020, and in the six months ended June 30, 2021 and 2020, respectively.

Ameren Missouri	Ameren Illinois Natural Gas	Other/Intersegment Eliminations

Ameren Illinois Electric Distribution	Ameren Transmission
Taxes other than income taxes increased $3 million at Ameren in the three months ended June 30, 2021, compared with the year-ago period, primarily because of increased property taxes across Ameren segments. Taxes other than income taxes were comparable at Ameren Missouri and Ameren Illinois between the three months ended June 30, 2021 and 2020. Taxes other than income taxes increased $6 million at Ameren and Ameren Illinois in the six months ended June 30, 2021, compared with the year-ago period, primarily because of a $4 million increase in excise taxes at Ameren Illinois Natural Gas, as a result of increased sales. Taxes other than income taxes were comparable at Ameren Missouri between the six months ended June 30, 2021 and 2020.

Other Income, Net

Increase (Decrease) by Segment
	Overall Ameren Increase of $1 Million (QTD YoY)	Overall Ameren Increase of $26 Million (YTD YoY)
Total by Segment(a)

$100
$80
$60
$40
$20
$0
$ (Millions)
$49
$9
$3
$11
$24
$48
$6
$5
$9
$25
$95
$18
$5
$6
$19
$47
$69
$12
$5
$7
$16
$29
QTD 2021
QTD 2020
YTD 2021
YTD 2020

(a)Includes $2 million and $3 million at Ameren Transmission in the three months ended June 30, 2021 and 2020, respectively.

Ameren Missouri	Ameren Illinois Natural Gas	Other/Intersegment Eliminations

Ameren Illinois Electric Distribution	Ameren Transmission
Other income, net, was comparable at Ameren, Ameren Missouri, and Ameren Illinois between the three months ended June 30, 2021 and 2020. Other income, net, increased $26 million and $18 million at Ameren and Ameren Missouri, respectively, in the six months ended June 30, 2021, compared with the year-ago period, primarily because of a $9 million increase in the non-service cost components of net periodic benefit income at Ameren Missouri and an $8 million decrease in charitable donations at Ameren Missouri due to the absence of charitable donations made in the year-ago period pursuant to the MoPSC’s March 2020 electric rate order. Other income, net, also increased $6 million at Ameren in the six months ended June 30, 2021, compared with the year-ago period for activity not reported as part of a segment, primarily because of increased income from equity method investments. Other income, net was comparable at Ameren Illinois between the six months ended June 30, 2021 and 2020.
See Note 5 – Other Income, Net, under Part I, Item 1, of this report for additional information.

Interest Charges

Increase (Decrease) by Segment
	Overall Ameren Decrease of $12 Million (QTD YoY)	Overall Ameren Decrease of $5 Million (YTD YoY)
Total by Segment

$225
$200
$175
$150
$125
$100
$75
$50
$25
$0
$ (Millions)
$96
$11
$20
$10
$19
$36
$108
$12
$18
$10
$18
$50
$196
$21
$43
$20
$37
$75
$201
$16
$39
$20
$36
$90
QTD 2021
QTD 2020
YTD 2021
YTD 2020

Ameren Missouri	Ameren Illinois Natural Gas	Other/Intersegment Eliminations

Ameren Illinois Electric Distribution	Ameren Transmission
Interest charges decreased $12 million and $14 million in the three months ended June 30, 2021, and $5 million and $15 million in the six months ended June 30, 2021, at Ameren and Ameren Missouri, respectively, compared with the year-ago periods, primarily because of increased deferrals to a regulatory asset of interest charges pursuant to the PISA and the RESRAM. The PISA and RESRAM deferrals of interest charges were $19 million and $1 million in the three months ended June 30, 2021 and 2020, respectively, and $34 million and $9 million in the six months ended June 30, 2021 and 2020, respectively. Interest charges were comparable at Ameren Illinois between the three months ended June 30, 2021 and 2020. Interest charges increased $5 million at Ameren Illinois in the six months ended June 30, 2021, compared with the year-ago period.
The following items partially offset the decreases in interest charges in the three and six months ended June 30, 2021, compared with the year-ago periods (except where a specific period is referenced):
•Issuance of long-term debt at Ameren Missouri in October 2020 increased interest charges by $4 million and $7 million, respectively.
•Issuance of long-term debt at Ameren (parent) in April 2020 increased interest charges by $7 million in the six months ended June 30, 2021, compared with the year-ago period.
•Interest charges increased by $4 million in the six months ended June 30, 2021, compared with the year-ago period, at Ameren Illinois Transmission as a result of the FERC’s March 2021 order and the Ameren Illinois issuance of long-term debt in November 2020.

Income Taxes
The following table presents effective income tax rates for the three and six months ended June 30, 2021 and 2020:

	Three Months(a)		Six Months(a)
	2021	2020	2021	2020
Ameren	13%	17%	12%	15%
Ameren Missouri	(3)%	7%	(3)%	7%
Ameren Illinois	26%	26%	25%	25%
Ameren Illinois Electric Distribution	25%	25%	24%	24%
Ameren Illinois Natural Gas	29%	29%	27%	26%
Ameren Illinois Transmission	25%	27%	25%	26%
Ameren Transmission	26%	27%	26%	27%
(a)Estimate of the annual effective income tax rate adjusted to reflect the tax effect of items discrete to the three and six months ended June 30, 2021 and 2020.
See Note 12 – Income Taxes under Part I, Item 1, of this report for a reconciliation of the federal statutory corporate income tax rate to the effective income tax rate for the Ameren Companies.
The effective income tax rate was lower at Ameren Illinois Transmission in the three months ended June 30, 2021, compared with the year-ago period, primarily because of higher tax benefits from certain depreciation differences on property-related items largely attributable to the allowance for equity funds used during construction and higher amortization of excess deferred taxes, compared with the year-ago period.
LIQUIDITY AND CAPITAL RESOURCES
Collections from our tariff-based revenues are our principal source of cash provided by operating activities. A diversified retail customer mix, primarily consisting of rate-regulated residential, commercial, and industrial customers, provides us with a reasonably predictable source of cash. In addition to using cash provided by operating activities, we use available cash, drawings under committed credit agreements, commercial paper issuances, and/or, in the case of Ameren Missouri and Ameren Illinois, short-term affiliate borrowings to support normal operations and temporary capital requirements. We may reduce our short-term borrowings with cash provided by operations or, at our discretion, with long-term borrowings, or, in the case of Ameren Missouri and Ameren Illinois, with capital contributions from Ameren (parent). We expect to make significant capital expenditures over the next five years, supported by a combination of long-term debt and equity, as we invest in our electric and natural gas utility infrastructure to support overall system reliability, grid modernization, renewable energy target requirements, environmental compliance, and other improvements. As part of its funding plan for capital expenditures, Ameren is using newly issued shares of common stock, rather than market-purchased shares, to satisfy requirements under the DRPlus and employee benefit plans and expects to continue to do so through at least 2025. Ameren expects these issuances to provide equity of about $100 million annually. In addition, Ameren established an ATM program under which Ameren may offer and sell from time to time up to $750 million of its common stock, subject to market conditions and other factors. For the six months ended June 30, 2021, Ameren issued a total of 3.0 million shares of common stock and received aggregate proceeds of $234 million under the ATM program and the settlement of the remaining portion of the forward sale agreement. Ameren plans to issue approximately $30 million of equity in the second half of 2021 and approximately $300 million each year from 2022 to 2025 in addition to issuances under the DRPlus and employee benefit plans. Ameren expects its equity to total capitalization ratio to be approximately 45% through December 31, 2025, with the long-term intent to support solid investment-grade credit ratings. See Long-term Debt and Equity below and Note 4 – Long-term Debt and Equity Financings under Part I, Item 1, of this report for additional information on the 2021 settlement of the remaining portion of the forward sale agreement and the ATM program.
The use of cash provided by operating activities and short-term borrowings to fund capital expenditures and other long-term investments at the Ameren Companies frequently results in a working capital deficit, defined as current liabilities exceeding current assets, as was the case at June 30, 2021, for Ameren. With the credit capacity available under the Credit Agreements, and cash and cash equivalents, Ameren (parent), Ameren Missouri, and Ameren Illinois, collectively, had net available liquidity of $2.0 billion at June 30, 2021. See Credit Facility Borrowings and Liquidity for additional information.
The following table presents net cash provided by (used in) operating, investing, and financing activities for the six months ended June 30, 2021 and 2020:

	Net Cash Provided By Operating Activities			Net Cash Used In Investing Activities			Net Cash Provided By Financing Activities
	2021	2020	Variance	2021	2020	Variance	2021	2020	Variance
Ameren	$436	$694	$(258)	$(1,760)	$(1,315)	$(445)	$1,290	$608	$682
Ameren Missouri	224	292	(68)	(1,053)	(604)	(449)	701	284	417
Ameren Illinois	286	340	(54)	(668)	(659)	(9)	477	336	141

Cash Flows from Operating Activities
Our cash provided by operating activities is affected by fluctuations of trade accounts receivable, inventories, and accounts and wages payable, among other things, as well as the unique regulatory environment for each of our businesses. Substantially all expenditures related to fuel, purchased power, and natural gas purchased for resale are recovered from customers through rate adjustment mechanisms, which may be adjusted without a traditional rate proceeding. Similar regulatory mechanisms exist for certain other operating expenses that can also affect the timing of cash provided by operating activities. The timing of cash payments for costs recoverable under our regulatory mechanisms differs from the recovery period of those costs. Additionally, the seasonality of our electric and natural gas businesses, primarily caused by seasonal customer rates and changes in customer demand due to weather, such as increased demand resulting from the extremely cold weather in mid-February 2021, significantly affects the amount and timing of our cash provided by operating activities.
Ameren
Ameren’s cash provided by operating activities decreased $258 million in the first six months of 2021, compared with the year-ago period. The following items contributed to the decrease:
•A $185 million decrease resulting from increased purchases for natural gas for resale and purchased power costs as a result of the significant increase in customer demand and prices for natural gas and electricity experienced in mid-February 2021 due to extremely cold weather, which are recovered under the PGA, the FAC, and Ameren Illinois’ purchased power rider; a net decrease attributable to other regulatory recovery mechanisms; and a decrease related to a change in Ameren Missouri’s electric rate design. These items were partially offset by increased customer collections resulting from base rate increases pursuant to Ameren Illinois’ January 2021 natural gas rate order and due to Ameren Illinois’ electric transmission rate base growth, and state funding received by Ameren Illinois for customer billing assistance. These decreases were also partially offset by increased retail sales at Ameren Missouri and Ameren Illinois and the effect of customer disconnection activity at Ameren Illinois that resumed in April 2021, which had been suspended for most of 2020.
•A $25 million increase in interest payments, primarily due to an increase in the average outstanding debt.
•A $23 million decrease in net collateral activity with counterparties, primarily resulting from changes in the market prices of power, natural gas, and other fuels.
•A $21 million increase in the cost of natural gas held in storage at Ameren Illinois because of higher prices.
•A $16 million increase in major storm restoration costs at Ameren Illinois due to a January 2021 storm.
•A $13 million increase in payroll tax payments primarily due to the employer portion of Social Security taxes as a result of a payment deferral allowed in 2020 under the Coronavirus Aid, Relief, and Economic Security Act. Half of this deferral will be paid at the end of 2021 and the remaining half will be paid at the end of 2022.
•A $10 million increase in property tax payments at Ameren Missouri primarily due to higher assessed property tax values.
The following items partially offset the decrease in Ameren’s cash from operating activities between periods:
•A $24 million increase, primarily resulting from reduced purchases of materials and supplies to support operations in 2021 as levels were increased in 2020 to mitigate against any potential supply disruptions associated with the COVID-19 pandemic.
•A $17 million decrease in payments to settle ARO liabilities, primarily related to the closure of Ameren Missouri’s CCR storage facilities.
•A $16 million increase resulting from a decrease in coal inventory levels at Ameren Missouri primarily due to weather-related delivery disruptions.
Ameren Missouri
Ameren Missouri’s cash provided by operating activities decreased $68 million in the first six months of 2021, compared with the year-ago period. The following items contributed to the decrease:
•A $74 million decrease resulting from increased purchases for natural gas for resale and purchased power costs as a result of the significant increase in customer demand and prices for natural gas and electricity experienced in mid-February 2021 due to extremely cold weather, which are recovered under the PGA and the FAC; a net decrease attributable to other regulatory recovery mechanisms; and a decrease related to a change in electric rate design. These items were partially offset by increased retail sales.
•A $25 million decrease in net collateral activity with counterparties, primarily resulting from changes in the market prices of power, natural gas, and other fuels.
•A $10 million increase in interest payments, primarily due to an increase in the average outstanding debt.
•A $10 million increase in property tax payments primarily due to higher assessed property tax values.
•A $6 million increase in payroll tax payments primarily due to the employer portion of Social Security taxes as a result of a payment deferral allowed in 2020 under the Coronavirus Aid, Relief, and Economic Security Act. Half of this deferral will be paid at the end of 2021 and the remaining half will be paid at the end of 2022.

The following items partially offset the decrease in Ameren Missouri’s cash from operating activities between periods:
•A $23 million increase in income tax refunds from Ameren (parent) pursuant to the tax allocation agreement, primarily due to the timing of payments and lower taxable income in 2021.
•A $17 million decrease in payments to settle ARO liabilities, primarily related to the closure of CCR storage facilities.
•A $16 million increase resulting from a decrease in coal inventory levels primarily due to weather-related delivery disruptions.
•A $13 million increase, primarily resulting from reduced purchases of materials and supplies to support operations in 2021 as levels were increased in 2020 to mitigate against any potential supply disruptions associated with the COVID-19 pandemic.
Ameren Illinois
Ameren Illinois’ cash provided by operating activities decreased $54 million in the first six months of 2021, compared with the year-ago period. The following items contributed to the decrease:
•A $118 million decrease resulting from increased purchases for natural gas for resale and purchased power costs as a result of the significant increase in customer demand and prices for natural gas and electricity experienced in mid-February 2021 due to extremely cold weather, which are recovered under the PGA and a purchased power rider, and a net decrease attributable to other regulatory recovery mechanisms. These items were partially offset by increased customer collections resulting from base rate increases pursuant to the January 2021 natural gas rate order and due to electric transmission rate base growth, state funding received for customer billing assistance, increased retail sales, and the effect of customer disconnection activity that resumed in April 2021, which had been suspended for most of 2020.
•A $21 million increase in the cost of natural gas held in storage because of higher prices.
•A $16 million increase in major storm restoration costs due to a January 2021 storm.
•A $6 million increase in interest payments, primarily due to an increase in the average outstanding debt.
•A $4 million increase in payroll tax payments primarily due to the employer portion of Social Security taxes as a result of a payment deferral allowed in 2020 under the Coronavirus Aid, Relief, and Economic Security Act. Half of this deferral will be paid at the end of 2021 and the remaining half will be paid at the end of 2022.
The following items partially offset the decrease in Ameren Illinois’ cash from operating activities between periods:
•A $98 million increase resulting from income tax refunds of $37 million, compared with income tax payments of $61 million in 2020, from Ameren (parent) pursuant to the tax allocation agreement, primarily due to lower taxable income in 2021.
•An $11 million increase, primarily resulting from reduced purchases of materials and supplies to support operations in 2021 as levels were increased in 2020 to mitigate against any potential supply disruptions associated with the COVID-19 pandemic.
Cash Flows from Investing Activities
Ameren’s cash used in investing activities increased $445 million during the first six months of 2021, compared with the year-ago period, primarily as a result of a $417 million increase in cash paid for the acquisition of wind generation assets at Ameren Missouri and a $118 million increase in capital expenditures, which were driven by an increase at Ameren Missouri, partially offset by a decrease at Ameren Illinois and a $26 million decrease at ATXI, primarily as a result of decreased Illinois Rivers transmission line expenditures as it was placed in service in December 2020. The increase in Ameren’s cash used in investing activities was partially offset by a $52 million decrease due to the timing of nuclear fuel expenditures and a $37 million decrease due to net investment activity in the nuclear decommissioning trust fund at Ameren Missouri.
Ameren Missouri’s cash used in investing activities increased $449 million during the first six months of 2021, compared with the year-ago period, primarily as a result of a $417 million increase in cash paid for the acquisition of wind generation assets and a $168 million increase in capital expenditures, primarily related to electric delivery infrastructure upgrades, electric distribution system reliability projects, and generator repairs at the Callaway Energy Center. The increase in Ameren Missouri’s cash used in investing activities was partially offset by a $47 million return of net money pool advances, a $52 million decrease due to the timing of nuclear fuel expenditures, and a $37 million decrease due to net investment activity in the nuclear decommissioning trust fund.
Ameren Illinois’ cash used in investing activities increased $9 million during the first six months of 2021, compared with the year-ago period, primarily as a result of a $20 million increase in Ameren Illinois’ net money pool advances, partially offset by a $15 million decrease in capital expenditures, primarily related to natural gas infrastructure and electric transmission system reliability projects.
Cash Flows from Financing Activities
Cash provided by, or used in, financing activities is a result of our financing needs, which depend on the level of cash provided by operating activities, the level of cash used in investing activities, the level of dividends, and our long-term debt maturities, among other things.

Due to extremely cold winter weather in mid-February 2021, Ameren Missouri and Ameren Illinois experienced higher than anticipated commodity costs for purchased power and natural gas purchased for resale, which contributed to the acceleration of the timing of planned 2021 debt issuances.
Ameren’s cash provided by consolidated financing activities increased $682 million during the first six months of 2021, compared with the year-ago period. During the first six months of 2021, Ameren utilized proceeds from the issuance of $1,423 million of long-term debt for general corporate purposes, including to repay then-outstanding short-term debt, including short-term debt incurred in connection with the increased purchases for natural gas for resale and purchased power costs as a result of the significant increase in customer demand and prices for natural gas and electricity experienced in mid-February 2021 due to extremely cold weather, and to fund, in part, investing activities. During the first six months of 2021, Ameren repaid net short-term debt of $59 million. In addition, Ameren received aggregate cash proceeds of $258 million from the issuance of common stock under the ATM program, the DRPlus, and the 401(k) plan and the settlement of the remaining portion of the forward sale agreement. These proceeds were used to fund a portion of Ameren Missouri’s wind generation investments and to fund, in part, other investing activities. In comparison, during the first six months of 2020, Ameren utilized proceeds from the issuance of $1,263 million of long-term debt for general corporate purposes, including to repay then-outstanding short-term debt, including short-term debt incurred in connection with the repayment at maturity of long-term debt of $85 million and to fund, in part, investing activities. During the first six months of 2020, Ameren repaid net short-term debt of $320 million. During the first six months of 2021, Ameren paid common stock dividends of $282 million, compared with $244 million in the year-ago period, as a result of an increase in both the dividend rate and the number of common shares outstanding.
Ameren Missouri’s cash provided by financing activities increased $417 million during the first six months of 2021, compared with the year-ago period. During the first six months of 2021, Ameren Missouri utilized net proceeds from the issuance of long-term debt of $524 million to repay then-outstanding short-term debt, including short-term debt incurred in connection with the increased purchases for natural gas for resale and purchased power costs as a result of the significant increase in customer demand and prices for natural gas and electricity experienced in mid-February 2021 due to extremely cold weather. Additionally, proceeds from the issuance of long-term debt and capital contributions of $183 million from Ameren (parent) were used to fund, in part, investing activities. In comparison, during the first six months of 2020, Ameren Missouri utilized net proceeds from the issuance of $465 million of long-term debt to repay then-outstanding short-term debt, including short-term debt incurred in connection with the repayment at maturity of long-term debt of $85 million. During the first six months of 2020, Ameren Missouri repaid net short-term debt of $155 million, borrowed $65 million from the money pool, and used cash provided by financing activities to fund, in part, investing activities.
Ameren Illinois’ cash provided by financing activities increased $141 million during the first six months of 2021, compared with the year-ago period. During the first six months of 2021, Ameren Illinois utilized net proceeds from the issuance of long-term debt of $449 million to repay then-outstanding short-term debt, including short-term debt incurred in connection with the increased purchases for natural gas for resale and purchased power costs as a result of the significant increase in customer demand and prices for natural gas and electricity experienced in mid-February 2021 due to extremely cold weather, and to fund, in part, investing activities. In the first six months of 2021, Ameren Illinois received capital contributions of $70 million from Ameren (parent), compared with $350 million in the year-ago period. In addition, Ameren Illinois repaid $19 million of money pool borrowings and redeemed $13 million of preferred stock in the current year period. During the first six months of 2020, Ameren Illinois repaid net short-term debt of $12 million.
See Long-term Debt and Equity in this section for additional information on maturities and issuances of long-term debt, issuances of common stock, and redemptions of preferred stock.

Credit Facility Borrowings and Liquidity
The following table presents Ameren’s consolidated liquidity as of June 30, 2021:

Available at June 30, 2021
Ameren (parent) and Ameren Missouri:
Missouri Credit Agreement – borrowing capacity	$1,200
Less: Ameren (parent) commercial paper outstanding	277
Less: Ameren Missouri letters of credit	2
Missouri Credit Agreement – subtotal	921
Ameren (parent) and Ameren Illinois:
Illinois Credit Agreement – borrowing capacity	1,100
Less: Ameren (parent) commercial paper outstanding	154
Less: Ameren Illinois letters of credit	1
Illinois Credit Agreement – subtotal	945
Subtotal	$1,866
Add: Cash and cash equivalents	99
Net Available Liquidity	$1,965
The Credit Agreements, among other things, provide $2.3 billion of credit until maturity in December 2024. See Note 3 – Short-term Debt and Liquidity under Part I, Item 1, of this report for additional information on the Credit Agreements. During the six months ended June 30, 2021, Ameren (parent), Ameren Missouri, and Ameren Illinois each issued commercial paper. Borrowings under the Credit Agreements and commercial paper issuances are based upon available interest rates at that time of the borrowing or issuance.
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
The issuance of short-term debt securities by Ameren’s utility subsidiaries is subject to FERC approval under the Federal Power Act. In 2020, the FERC issued orders authorizing Ameren Missouri and Ameren Illinois to each issue up to $1 billion of short-term debt securities through March 2022 and September 2022, respectively. In July 2021, the FERC issued an order authorizing ATXI to issue up to $300 million of short-term debt securities, which expires in July 2023.
The Ameren Companies continually evaluate the adequacy and appropriateness of their liquidity arrangements for changing business conditions. When business conditions warrant, changes may be made to existing credit agreements or to other borrowing arrangements, or other arrangements may be made.

Long-term Debt and Equity
The following table presents Ameren’s issuances (net of any issuance premiums or discounts) of long-term debt and equity, as well as maturities of long-term debt and redemptions of preferred stock for the six months ended June 30, 2021 and 2020:

	Month Issued, Redeemed, or Matured	2021	2020
Issuances of Long-term Debt
Ameren:
1.75% Senior unsecured notes due 2028	March	$450	$—
3.50% Senior unsecured notes due 2031	April	—	798
Ameren Missouri:
2.95% First mortgage bonds due 2030	March	—	465
2.15% First mortgage bonds due 2032 (green bonds)	June	524	—
Ameren Illinois:
2.90% First mortgage bonds due 2051 (green bonds)	June	349
0.375% First mortgage bonds due 2023	June	100	—
Total Ameren long-term debt issuances		$1,423	$1,263
Issuances of Common Stock
Ameren:
DRPlus and 401(k) (a)	Various	$24	$27
Forward sale agreement (b)	February	113	—
ATM program (c)	Various	121	—
Total Ameren common stock issuances (d)		$258	$27
Maturities of Long-term Debt
Ameren Missouri:
5.00% Senior secured notes due 2020	February	$—	$85
Total Ameren long-term debt maturities		$—	$85
Redemptions of Preferred Stock
Ameren Illinois:
6.625% Series	March	$12	$—
7.75% Series	March	1	—
Total Ameren Illinois preferred stock redemptions		$13	$—
(a)Ameren issued a total of 0.3 million and 0.4 million shares of common stock under its DRPlus and 401(k) plan in the six months ended June 30, 2021 and 2020, respectively.
(b)Ameren issued 1.6 million shares of common stock to settle the remainder of the forward sale agreement.
(c)Ameren issued 1.4 million shares of common stock under the ATM program.
(d)Excludes 0.5 million and 0.5 million shares of common stock valued at $33 million and $38 million issued for no cash consideration in connection with stock-based compensation for the six months ended June 30, 2021 and 2020, respectively.
See Note 4 – Long-term Debt and Equity Financings under Part I, Item 1, of this report for additional information, including proceeds from issuances of long-term debt, the use of those proceeds, Ameren’s forward equity sale agreement, and the ATM program, as well as information on capital contributions received by Ameren Missouri and Ameren Illinois from Ameren (parent).
Indebtedness Provisions and Other Covenants
At June 30, 2021, the Ameren Companies were in compliance with the provisions and covenants contained in their credit agreements, indentures, and articles of incorporation, as applicable, and ATXI was in compliance with the provisions and covenants contained in its note purchase agreement. See Note 3 – Short-term Debt and Liquidity under Part I, Item 1, of this report and Note 4 – Short-term Debt and Liquidity and Note 5 – Long-term Debt and Equity Financings under Part II, Item 8, of the Form 10-K for a discussion of provisions, applicable cross-default provisions, and covenants contained in our credit agreements, in ATXI’s note purchase agreement, and in certain of the Ameren Companies’ indentures and articles of incorporation.
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
See Note 4 – Short-term Debt and Liquidity and Note 5 – Long-term Debt and Equity Financings under Part II, Item 8, of the Form 10-K for additional discussion of covenants and provisions contained in certain of the Ameren Companies’ financial agreements and articles of incorporation that would restrict the Ameren Companies’ payment of dividends in certain circumstances. At June 30, 2021, none of these circumstances existed at Ameren, Ameren Missouri, or Ameren Illinois and, as a result, these companies were not restricted from paying dividends.
The following table presents common stock dividends declared and paid by Ameren Corporation to its common shareholders and by Ameren subsidiaries to their parent, Ameren Corporation, for the six months ended June 30, 2021 and 2020:

	Six Months
	2021	2020
Ameren	$282	$244
ATXI	32	—
Commitments
As of June 30, 2021, there have been no material changes other than in the ordinary course of business related to cash requirements arising from contractual obligations provided in Item 7 of the Form 10-K for the year ended December 31, 2020. See Long-term Debt and Equity section above for Ameren (parent), Ameren Missouri, and Ameren Illinois for debt issuances during the period ended June 30, 2021.
Off-balance-sheet Arrangements
At June 30, 2021, none of the Ameren Companies had any significant off-balance-sheet financing arrangements, other than variable interest entities. See Note 1 – Summary of Significant Accounting Policies under Part I, Item 1, of this report for further detail concerning variable interest entities.
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
Collateral Postings
Any weakening of our credit ratings may reduce access to capital and trigger additional collateral postings and prepayments. Such changes may also increase the cost of borrowing, resulting in an adverse effect on earnings. Cash collateral postings and prepayments made with external parties, including postings related to exchange-traded contracts, were $41 million for Ameren and Ameren Missouri and cash collateral posted by external parties were $24 million for Ameren and Ameren Illinois at June 30, 2021. A sub-investment-grade issuer or senior unsecured debt rating (below “Baa3” from Moody’s or below “BBB-” from S&P) at June 30, 2021, could have resulted in Ameren, Ameren Missouri, or Ameren Illinois being required to post additional collateral or other assurances for certain trade obligations amounting to $139 million, $116 million, and $23 million, respectively.
Changes in commodity prices could trigger additional collateral postings and prepayments. Based on credit ratings at June 30, 2021, if market prices were 15% higher or lower than June 30, 2021 levels in the next 12 months and 20% higher or lower thereafter through the end of the term of the commodity contracts, then Ameren, Ameren Missouri, or Ameren Illinois could be required to post an immaterial amount, compared to each company’s liquidity, of collateral or other assurances for certain trade obligations.
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
Operations
•In the first half of 2021, our sales volumes, which have been, and continue to be, affected by the COVID-19 pandemic, among other things, increased compared to the same period in 2020, excluding the estimated effects of weather and customer energy-efficiency programs. We continue to expect a gradual improvement in sales volumes in 2021, compared to 2020. Our customers’ payment for services has been adversely affected by the COVID-19 pandemic, which has caused our accounts receivable balances that are past due or that are a part of a deferred payment arrangement to be higher than normal historical levels. Because of their regulatory frameworks, Ameren Illinois’ and ATXI’s revenues are largely decoupled from changes in sales volumes. See the Results of Operations section above for additional information on our accounts receivable balances, Ameren Illinois’ electric and natural gas bad debt riders, and changes in Ameren Missouri’s sales volumes in the second quarter and first half of 2021, compared to the same periods in 2020. Additionally, see Note 2 – Rate and Regulatory Matters under Part I, Item 1, of this report and Note 2 – Rate and Regulatory Matters under Part II, Item 8, of the Form 10-K for information on Ameren Missouri’s and Ameren Illinois’ reinstatement of customer disconnection and late fee charges for non-payment, accounting authority orders issued by the MoPSC related to Ameren Missouri's electric and natural gas services to allow Ameren Missouri to accumulate certain costs incurred, net of savings, and forgone customer late fee revenues related to the COVID-19 pandemic for consideration of recovery in the current electric and natural gas service regulatory rate reviews, and orders issued by the ICC in a service disconnection moratorium proceeding, which required Ameren Illinois to implement more flexible credit and collection practices and allowed for recovery of costs incurred related to the COVID-19 pandemic and forgone late fees.
•The PISA permits Ameren Missouri to defer and recover 85% of the depreciation expense and earn a return at the applicable WACC on investments in certain property, plant, and equipment placed in service, and not included in base rates. The regulatory asset for accumulated PISA deferrals also earns a return at the applicable WACC, with all approved PISA deferrals added to rate base prospectively and recovered over a period of 20 years following a regulatory rate review. Additionally, under the RESRAM, Ameren Missouri is permitted to recover the 15% of depreciation expense not recovered under the PISA, and earn a return at the applicable WACC for investments in renewable generation plant placed in service to comply with Missouri’s renewable energy standard. Accumulated RESRAM deferrals earn carrying costs at short-term interest rates. The PISA and the RESRAM mitigate the effects of regulatory lag between regulatory rate reviews. Those investments not eligible for recovery under the PISA and the remaining 15% of certain property, plant, and equipment placed in service, unless eligible for recovery under the RESRAM, remain subject to regulatory lag. Ameren Missouri recognizes the cost of debt on PISA deferrals as an offset to interest charges, instead of using the applicable WACC, with the difference recognized in revenues when recovery of such deferrals is reflected in customer rates. As a result of the PISA election, additional provisions of the law apply to Ameren Missouri, including limitations on electric customer rate increases. Ameren Missouri does not expect to exceed these rate increase limitations in 2021. Both the rate increase limitation and the PISA are effective through December 2023, unless Ameren Missouri requests and the MoPSC approves an extension through December 2028.
•In 2018, the MoPSC issued an order approving Ameren Missouri’s MEEIA 2019 plan. The plan includes a portfolio of customer energy-efficiency programs through December 2022 and low-income customer energy-efficiency programs through December 2024, along with a rider. Ameren Missouri intends to invest $290 million over the life of the plan, including $90 million in 2021 and $70 million in 2022. The plan includes the continued use of the MEEIA rider, which allows Ameren Missouri to collect from, or refund to, customers any difference in actual MEEIA program costs and related lost electric margins and the amounts collected from customers. In addition, the plan includes a performance incentive that provides Ameren Missouri an opportunity to earn additional revenues by achieving certain customer energy-efficiency goals. If the target goals were achieved for 2020, additional revenues of $10 million would be recognized in 2021, and, if target goals are achieved for 2021 and 2022, additional revenues of $24 million would be recognized in 2022. Ameren Missouri’s ability to achieve targeted goals could be affected by the COVID-19 pandemic. For the year ended December 31, 2020, Ameren Missouri recognized $6 million in revenues related to MEEIA performance incentives.
•In March 2021, Ameren Missouri filed a request with the MoPSC seeking approval to increase its annual revenues for electric service by $299 million. The MoPSC proceeding relating to the proposed electric service rate changes will take place over a period of up to 11 months, with a decision by the MoPSC expected by February 2022 and new rates effective by late February 2022. Ameren Missouri cannot predict the level of any electric service rate change the MoPSC may approve, or whether any rate change that may eventually be approved will be sufficient for Ameren Missouri to recover its costs and earn a reasonable return on its investments when the rate change goes into effect.
•In March 2020, the MoPSC issued an order in Ameren Missouri’s July 2019 electric service regulatory rate review, resulting in a decrease of $32 million to Ameren Missouri’s annual revenue requirement for electric retail service. The order also approved a change in rate design, which resulted in lower winter rates applied to May sales volumes and will result in higher summer rates applied to September sales volumes beginning in 2021. Previously, blended rates were applied to both months’ sales volumes. The year-over-year decrease to second quarter 2021 earnings, compared to the same period in 2020, from the effect of the change in rate design is estimated at approximately $45 million and is expected to largely reverse in the third quarter.
•Ameren Illinois and ATXI use a forward-looking rate calculation with an annual revenue requirement reconciliation for each company’s electric transmission business. Based on expected rate base growth and the currently allowed 10.52% ROE, which includes a 50 basis point incentive adder for participation in an RTO, the revenue requirements included in 2021 rates for Ameren Illinois’ and ATXI’s electric transmission businesses are $380 million and $200 million, respectively. These revenue requirements represent an increase in Ameren Illinois’ and ATXI’s revenue requirements of $67 million and $8 million, respectively, from the revenue requirements reflected in 2020 rates, primarily due to expected rate base growth. These rates will affect Ameren Illinois’ and ATXI’s cash receipts during 2021, but will not determine their respective electric transmission service operating revenues, which will instead be based on 2021 actual recoverable costs, rate base, and a return on rate base at the applicable WACC as calculated under the FERC formula ratemaking framework.
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
•Ameren Illinois’ electric distribution service performance-based formula ratemaking framework allows Ameren Illinois to reconcile electric distribution service rates to its actual revenue requirement on an annual basis to reflect actual recoverable costs incurred and a return at the applicable WACC on year-end rate base. If a given year’s revenue requirement varies from the amount collected from customers, an adjustment is made to electric operating revenues with an offset to a regulatory asset or liability to reflect that year’s actual revenue requirement, independent of actual sales volumes. The regulatory balance is then collected from, or refunded to, customers within two years from the end of the year. By law, Ameren Illinois may opt in to the existing formula framework to establish annual customer rates effective through 2023. Pursuant to a March 2021 ICC order, once Ameren Illinois ceases to update customer rates under performance-based formula ratemaking, Ameren Illinois would be allowed to reconcile its revenue requirement for up to two annual periods in which customer rates had been established, but not yet reconciled, under the performance-based formula ratemaking framework. To utilize the reconciliation, Ameren Illinois is required to file a request to update its electric distribution service rates through a traditional regulatory rate review, which may be based on a future test year and would reflect a proposed ROE subject to ICC approval. That request would need to be filed by the end of March in the year following the last year in which Ameren Illinois opted to set annual rates via the performance-based formula ratemaking framework. Ameren Illinois would be required to file that request no later than March 2023. Pursuant to the order, and without legislative change or Ameren Illinois’ election to opt out of performance-based formula ratemaking, Ameren Illinois’ 2022 and 2023 revenues would reflect each year’s actual recoverable costs, year-end rate base, and a return at the applicable WACC, with the ROE component based on the annual average of the monthly yields of the 30-year United States Treasury bonds plus 580 basis points. The revenue requirement reconciliation adjustment would be collected from, or refunded to, customers within two years from the end of the reconciled year. By law, the decoupling provisions extend beyond the end of existing performance-based formula ratemaking, which ensures that Ameren Illinois’ electric distribution revenues authorized in a regulatory rate review are not affected by changes in sales volumes. Ameren Illinois is actively pursuing improvements to ratemaking applicable to rates established after the performance-based formula ratemaking is no longer utilized.
•In 2020, the ICC issued an order in Ameren Illinois’ annual update filing that approved a $49 million decrease in Ameren Illinois’ electric distribution service rates beginning in January 2021. Ameren Illinois’ 2021 electric distribution service revenues will be based on its 2021 actual recoverable costs, 2021 year-end rate base, and a return at the applicable WACC, with the ROE component based on the annual average of the monthly yields of the 30-year United States Treasury bonds plus 580 basis points. As of June 30, 2021, Ameren Illinois expects its 2021 electric distribution year-end rate base to be $3.7 billion. With or without extension of the formula ratemaking framework, the 2021 revenue requirement reconciliation adjustment will be collected from, or refunded to, customers in 2023. A 50 basis point change in the annual average of the monthly yields of the 30-year United States Treasury bonds would result in an estimated $10 million change in Ameren’s and Ameren Illinois’ annual net income, based on Ameren Illinois’ 2021 projected year-end rate base, including electric energy-efficiency investments. Ameren Illinois’ allowed ROE for the first half of 2021 was based on an estimated annual average of the monthly yields of the 30-year United States Treasury bonds of 2.31%.
•In July 2021, Ameren Illinois filed a revised request seeking to increase its annual revenues for electric distribution service by $60 million. An ICC decision in this proceeding is expected by December 2021, with new rates effective January 2022. These rates will affect Ameren Illinois' cash receipts during 2022, but will not affect electric distribution service revenues, which will be based on 2022 actual recoverable costs, 2022 year-end rate base, and a return at the applicable WACC as calculated under the Illinois performance-based formula ratemaking framework.
•In January 2021, the ICC issued an order in Ameren Illinois’ February 2020 natural gas delivery service regulatory rate review, which resulted in an increase to its annual revenues for natural gas delivery service of $76 million. The new rates became effective in January 2021. As a result of this order, the rate base under the QIP was reset to zero. Ameren Illinois used a 2021 future test year in this proceeding. The order also approved the implementation of a change in rate design, which concentrates more revenues in the winter heating season due to an increase in volumetric rates and a decrease in fixed customer rates. As such, the change in rate design will have an impact on interim period 2021 earnings, compared to 2020, but is not expected to materially affect annual earnings comparisons. The quarterly year-over-year increases/(decreases) to 2021 earnings, compared to the same periods in 2020, from the combined effect of the rate increase and the change in rate design are estimated at $17 million, $(7) million, and $7 million for the first quarter, third quarter, and fourth quarter comparisons, respectively.
•Pursuant to Illinois law, Ameren Illinois’ electric energy-efficiency investments are deferred as a regulatory asset and earn a return at the applicable WACC, with the ROE component based on the annual average of the monthly yields of the 30-year United States Treasury bonds plus 580 basis points. The allowed ROE on electric energy-efficiency investments can be increased or decreased by up to 200 basis points, depending on the achievement of annual energy savings goals. Ameren Illinois plans to invest up to approximately $100 million per year in electric energy-efficiency programs through 2025. While the ICC has approved a plan consistent with this spending level through 2021, the ICC has the ability to reduce the amount of electric energy-efficiency savings goals in future plan program years if there are insufficient cost-effective programs available, which could reduce the investments in electric energy-efficiency programs. The electric energy-efficiency program investments and the return on those investments are collected from customers through a rider and are not recovered through the electric distribution service performance-based formula ratemaking framework. In July 2021, the ICC issued an order approving Ameren Illinois’ energy-efficiency plan that includes annual investments in electric energy-efficiency programs up to approximately $100 million per year from 2022 through 2025.

•During its return to full power after the completion of the last refueling and maintenance outage in late December 2020, the Callaway Energy Center experienced a non-nuclear operating issue related to its generator. After replacement of certain key components of the generator, the energy center returned to service on August 4, 2021. The cost of generator repairs was approximately $60 million, which was largely capital expenditures. In April 2021, Ameren Missouri’s insurance claims were accepted by NEIL, which are expected to cover a significant portion of the capital expenditures and covered lost sales of up to $4.5 million weekly after March 17, 2021. Insurance recoveries related to lost sales were included in net energy costs under the FAC. Pursuant to a MoPSC February 2020 order, Ameren Missouri deferred, as a regulatory asset, a total of $39 million in maintenance expenses related to its scheduled fall 2020 outage, which it began to amortize in January 2021. The regulatory asset will be amortized until the completion of the next refueling and maintenance outage, which is scheduled for the spring of 2022. During an outage, depending on the availability of its other generation sources and the market prices for power, Ameren Missouri’s purchased power costs may increase and the amount of excess power available for sale may decrease versus non-outage years. Changes in purchased power costs and excess power available for sale are included in the FAC, which results in limited impacts to earnings.
•Ameren Missouri and Ameren Illinois continue to make infrastructure investments and expect to seek increases to electric and natural gas rates to recover the cost of investments and earn an adequate return. Ameren Missouri and Ameren Illinois will also seek new, or to maintain existing, legislative solutions to address regulatory lag and to support investment in their utility infrastructure for the benefit of their customers. Ameren Missouri and Ameren Illinois continue to face cost recovery pressures, including limited economic growth in their service territories, economic impacts of the COVID-19 pandemic, customer conservation efforts, the impacts of additional customer energy-efficiency programs, and increased customer use of increasingly cost-effective technological advances, including private generation and energy storage. However, over the long-term, we expect the decreased demand to be partially offset by increased demand resulting from increased electrification of the economy for efficiencies and as a means to address economy-wide CO2 emission concerns. We expect that increased investments, including expected future investments for environmental compliance, system reliability improvements, and new generation sources, will result in rate base and revenue growth but also higher depreciation and financing costs.
Liquidity and Capital Resources
•Our customers’ payment for our services has been adversely affected by the COVID-19 pandemic. See the Results of Operations section above for additional information on our accounts receivable balances. Further, our liquidity and our capital expenditure plans could be adversely affected by other impacts resulting from the COVID-19 pandemic, including but not limited to potential impacts on our ability to access the capital markets on reasonable terms when needed and the timing of tax payments and the utilization of tax credits. We expect to make significant capital expenditures to improve our electric and natural gas utility infrastructure, however, disruptions to the capital markets and the ability of our suppliers and contractors to perform as required under their contracts could impact the execution of our capital investment strategy. For further discussion on the impacts to our ability to access the capital markets, see below.
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
•In connection with Ameren Missouri’s 2020 IRP, Ameren established a goal of achieving net-zero carbon emissions by 2050. Ameren is also targeting a 50% CO2 emission reduction by 2030 and an 85% reduction by 2040 from the 2005 level. The plan, which is subject to review by the MoPSC for compliance with Missouri law, targets cleaner and more diverse sources of energy generation, including solar, wind, hydro, and nuclear power, and supports increased investment in new energy technologies. It also includes expanding renewable sources by adding 3,100 MWs of renewable generation by the end of 2030 and a total of 5,400 MWs of renewable generation by 2040. These amounts include 700 MWs related to the High Prairie and Atchison renewable energy centers, which will support Ameren Missouri’s compliance with the state of Missouri’s requirement of achieving 15% of native load sales from renewable energy sources beginning in 2021. The plan also includes advancing the retirement dates of the Sioux and Rush Island coal-fired energy centers to 2028 and 2039, respectively, which are subject to the approval of a change in the assets’ depreciable lives by the MoPSC in Ameren Missouri’s current electric service regulatory rate review, the continued implementation of customer energy-efficiency programs, and the expectation that Ameren Missouri will seek NRC approval for an extension of the operating license for the Callaway Energy Center beyond its current 2044 expiration date. Additionally, the plan includes retiring the Meramec and Labadie coal-fired energy centers at the end of their useful lives (by 2022 and 2042, respectively). Ameren Missouri’s plan could be affected by, among other factors: Ameren Missouri’s ability to obtain certificates of convenience and necessity from the MoPSC, and any other required approvals for the addition of renewable resources, retirement of energy centers, and new or continued customer energy-efficiency programs; the ability of developers to meet contractual commitments and timely complete projects, which is dependent upon the availability of necessary materials and equipment, including those that are affected by the disruptions in the global supply chain caused by the COVID-19 pandemic, among other things; the availability of federal production and investment tax credits related to renewable energy and Ameren

Missouri’s ability to use such credits; the cost of wind, solar, and other renewable generation and storage technologies; changes in environmental regulations, including those related to carbon emissions; energy prices and demand; and Ameren Missouri’s ability to obtain timely interconnection agreements with the MISO or other RTOs at an acceptable cost. The next integrated resource plan is expected to be filed in September 2023.
•In July 2021, Missouri House Bill 734 was enacted, which will become effective in August 2021. The law allows Missouri electric utility companies to petition the MoPSC for a financing order to authorize the issuance of securitized utility tariff bonds to finance the cost of retiring coal-fired energy centers, including the repayment of existing debt.
•Through 2025, we expect to make significant capital expenditures to improve our electric and natural gas utility infrastructure, with a major portion directed to our transmission and distribution systems. We estimate that we will invest up to $17.8 billion (Ameren Missouri – up to $9.3 billion; Ameren Illinois – up to $8.2 billion; ATXI – up to $0.2 billion) of capital expenditures during the period from 2021 through 2025. Ameren’s and Ameren Missouri’s estimates include 300 MWs of wind generation at the Atchison Renewable Energy Center, but exclude incremental renewable generation investment opportunities of 1,200 MWs by 2025, which are included in Ameren Missouri’s 2020 IRP. As of the date of this filing, no regulatory approvals have been requested related to these opportunities. These planned investments are based on the assumption of continued constructive regulatory frameworks, including an assumption that Ameren Missouri requests and receives MoPSC approval of an extension of the PISA through December 2028.
•Environmental regulations, including those related to CO2 emissions, or other actions taken by the EPA or state regulators, or requirements that may result from the NSR and Clean Air Act Litigation discussed in Note 9 – Commitments and Contingencies under Part I, Item 1, of this report, could result in significant increases in capital expenditures and operating costs. Regulations enacted by a prior federal administration can be reviewed and repealed, and replacement or alternative regulations can be proposed or adopted by the current federal administration including the EPA. The ultimate implementation of any of these regulations, as well as the timing of any such implementation, is uncertain. However, the individual or combined effects of existing and new environmental regulations could result in significant capital expenditures, increased operating costs, or the closure or alteration of some of Ameren Missouri’s coal-fired energy centers. Ameren Missouri’s capital expenditures are subject to MoPSC prudence reviews, which could result in cost disallowances as well as regulatory lag. The cost of Ameren Illinois’ purchased power and natural gas purchased for resale could increase. However, Ameren Illinois expects that these costs would be recovered from customers with no material adverse effect on its results of operations, financial position, or liquidity. Ameren’s and Ameren Missouri’s earnings could benefit from increased investment to comply with environmental regulations if those investments are reflected and recovered on a timely basis in customer rates.
•The Ameren Companies have multiyear credit agreements that cumulatively provide $2.3 billion of credit through December 2024, subject to a 364-day repayment term for Ameren Missouri and Ameren Illinois, with the option to seek incremental commitments to increase the cumulative credit provided to $2.7 billion. See Note 3 – Short-term Debt and Liquidity under Part I, Item 1, of this report and Note 4 – Short-term Debt and Liquidity under Part II, Item 8, in the Form 10-K for additional information regarding the Credit Agreements. The Ameren Companies have no material maturities of long-term debt until 2022. With the recently completed Ameren (parent), Ameren Missouri, and Ameren Illinois debt issuances and availability under the Credit Agreements, as well as the proceeds from the recent settlement of the forward sale agreement and the ATM program sales, Ameren, Ameren Missouri, and Ameren Illinois believe that their liquidity is adequate given their expected operating cash flows, capital expenditures, and financing plans. The Ameren Companies continue to monitor the effect of the COVID-19 pandemic on their liquidity. To date, the Ameren Companies have been able to access the capital markets on reasonable terms when needed. However, there can be no assurance that significant changes in economic conditions, disruptions in the capital and credit markets, or other unforeseen events will not materially affect their ability to execute their expected operating, capital, or financing plans.
•Ameren expects its cash used for currently planned capital expenditures and dividends to exceed cash provided by operating activities over the next several years. As part of its funding plan for capital expenditures, Ameren is using newly issued shares of common stock, rather than market-purchased shares, to satisfy requirements under the DRPlus and employee benefit plans and expects to continue to do so through at least 2025. Ameren expects these issuances to provide equity of about $100 million annually. In addition, Ameren established an ATM program under which Ameren may offer and sell from time to time up to $750 million of its common stock, subject to market conditions and other factors. Ameren plans to issue approximately $30 million of equity in the second half of 2021 and approximately $300 million each year from 2022 to 2025 in addition to issuances under the DRPlus and employee benefit plans. Ameren expects its equity to total capitalization ratio to be approximately 45% through December 31, 2025, with the long-term intent to support solid investment-grade credit ratings. Ameren Missouri and Ameren Illinois expect to fund cash flow needs through debt issuances, adjustments of dividends to Ameren (parent), and/or capital contributions from Ameren (parent).
•As of June 30, 2021, Ameren had $105 million in tax benefits from federal and state income tax credit carryforwards and $85 million in tax benefits from federal and state net operating loss carryforwards, which will be utilized in future periods. Ameren expects federal income tax payments at the required minimum levels from 2021 to 2025 resulting from the anticipated use of production tax credits that will be generated by Ameren Missouri’s High Prairie and Atchison renewable energy centers, existing tax net operating losses, tax credit carryforwards, tax overpayments, and outstanding refunds.
•As a result of the significant increase in customer demand and prices for natural gas and electricity experienced in mid-February 2021 due to extremely cold weather, for the month of February 2021, Ameren Missouri and Ameren Illinois had under-recovered commodity costs (Ameren Missouri - PGA $53 million, FAC $50 million; Ameren Illinois - PGA $221 million). Ameren Missouri’s PGA and FAC under-recoveries are designed to be collected from customers over 12 months beginning November 2021 and eight months beginning October 2021, respectively. Longer recovery periods may be sought by Ameren Missouri or imposed by the MoPSC to lessen the impact on customer rates. Ameren Illinois’ PGA under-recovery is being collected from customers over 12 months beginning April 2021, but the collection of the remaining balance may be extended to a new 12-month period at Ameren Illinois’ election to lessen the impact on customer rates.
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
ITEM 4. CONTROLS AND PROCEDURES.
(a)Evaluation of Disclosure Controls and Procedures
As of June 30, 2021, evaluations were performed under the supervision and with the participation of management, including the principal executive officer and the principal financial officer of each of the Ameren Companies, of the effectiveness of the design and operation of such registrant’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act). Based on those evaluations, as of June 30, 2021, the principal executive officer and the principal financial officer of each of the Ameren Companies concluded that such disclosure controls and procedures are effective to provide assurance that information required to be disclosed in such registrant’s reports filed or submitted under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms and such information is accumulated and communicated to its management, including its principal executive officer and its principal financial officer, to allow timely decisions regarding required disclosure.
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
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.
Ameren Corporation, Ameren Missouri, and Ameren Illinois did not purchase equity securities reportable under Item 703 of Regulation S-K during the period from April 1, 2021, to June 30, 2021.

ITEM 6. EXHIBITS.
The documents listed below are being filed or have previously been filed on behalf of the Ameren Companies and are incorporated herein by reference from the documents indicated and made a part hereof. Exhibits not identified as previously filed are filed herewith.

Exhibit Designation	Registrant(s)	Nature of Exhibit	Previously Filed as Exhibit to:
Instruments Defining Rights of Security Holders, Including Indentures
4.1	Ameren Ameren Missouri	Supplemental Indenture to the Ameren Missouri Mortgage dated June 1, 2021, for 2.15% First Mortgage Bonds due 2032	June 22, 2021 Form 8-K, Exhibit 4.2, File No. 1-2967
4.2	Ameren Ameren Illinois	Supplemental Indenture, dated as of June 1, 2021, to the Ameren Illinois Mortgage for the 0.375% First Mortgage Bonds due 2023 and 2.90% First Mortgage Bonds due 2051	June 29, 2021 Form 8-K, Exhibit 4.2, File No. 1-3672
Rule 13a-14(a) / 15d-14(a) Certifications
31.1	Ameren	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer of Ameren
31.2	Ameren	Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer of Ameren
31.3	Ameren Missouri	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer of Ameren Missouri
31.4	Ameren Missouri	Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer of Ameren Missouri
31.5	Ameren Illinois	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer of Ameren Illinois
31.6	Ameren Illinois	Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer of Ameren Illinois
Section 1350 Certifications
32.1	Ameren	Section 1350 Certification of Principal Executive Officer and Principal Financial Officer of Ameren
32.2	Ameren Missouri	Section 1350 Certification of Principal Executive Officer and Principal Financial Officer of Ameren Missouri
32.3	Ameren Illinois	Section 1350 Certification of Principal Executive Officer and Principal Financial Officer of Ameren Illinois
Interactive Data Files
101.INS	Ameren Companies	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
101.SCH	Ameren Companies	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Ameren Companies	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB	Ameren Companies	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Ameren Companies	Inline XBRL Taxonomy Extension Presentation Linkbase Document
101.DEF	Ameren Companies	Inline XBRL Taxonomy Extension Definition Document
104	Ameren Companies	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)
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
Date: August 6, 2021