Form 10-Q
period 2021-09-30
AMEREN CORP; Ameren Illinois Co; UNION ELECTRIC CO
filed 2021-11-04
CIK 1002910, 18654, 100826

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the Quarterly Period Ended September 30, 2021

OR

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from to

Commission File Number	Exact name of registrant as specified in its charter; State of Incorporation; Address and Telephone Number	IRS Employer Identification No.
1-14756	Ameren Corporation	43-1723446
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

Ameren Corporation	☐
Union Electric Company	☐
Ameren Illinois Company	☐
Indicate by check mark whether each registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Ameren Corporation	Yes	☐	No	☒
Union Electric Company	Yes	☐	No	☒
Ameren Illinois Company	Yes	☐	No	☒
The number of shares outstanding of each registrant’s classes of common stock as of October 29, 2021, was as follows:

Registrant	Title of each class of common stock	Shares outstanding
Ameren Corporation	Common stock, $0.01 par value per share	257,606,191
Union Electric Company	Common stock, $5 par value per share, held by Ameren Corporation	102,123,834
Ameren Illinois Company	Common stock, no par value, held by Ameren Corporation	25,452,373

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
CEJA – Climate and Equitable Jobs Act, an Illinois law that, among other things, gives Ameren Illinois the option to establish new electric distribution rates through either a traditional regulatory rate review, which may be based on a future test year, or an MYRP for a four-year period.
Form 10-K – The combined Annual Report on Form 10-K for the year ended December 31, 2020, filed by the Ameren Companies with the SEC.
MIEC – Missouri Industrial Energy Consumers, an association of industrial companies.
MoOPC – Missouri Office of Public Counsel, a state agency.
MYRP – Multi-year rate plan, a four-year electric distribution service rate plan allowed to be filed with the ICC under the CEJA. Under a multi-year rate plan, the ICC would approve base rates for electric distribution service charged to customers for each calendar year of a four-year period. Ameren Illinois would be allowed to reconcile each year's base rates to its actual revenue requirement, subject to a reconciliation cap with exclusions for certain costs and riders, and adjustments to the approved ROE for performance incentives and penalties.
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
•the length and severity of the COVID-19 pandemic, and its impacts on our business continuity plans and our results of operations, financial position, and liquidity, including but not limited to changes in customer demand resulting in changes to sales volumes; customers’ payment for our services and their use of deferred payment arrangements; future regulatory or legislative actions that could require suspension of customer disconnections and/or late fees, among other things, for an extended period of time; the health, welfare, and availability of our workforce and contractors; the impact of federal COVID-19 vaccine mandates on our workforce, our contractors, and our suppliers, including any associated prolonged labor shortages; supplier disruptions; delays in the completion of construction projects, which could impact our expected capital expenditures and rate base growth; Ameren Missouri’s ability to recover any forgone customer late fee revenues or incremental costs; our ability to meet customer energy-efficiency program goals and earn performance incentives related to those programs; changes in how we operate our business and increased data security risks as a result of remote working arrangements for a significant portion of our workforce; and our ability to access the capital markets on reasonable terms and when needed;
•the effect of Ameren Illinois’ use of the performance-based formula ratemaking framework for its electric distribution service, which will establish and allow for a reconciliation of electric distribution service rates through 2023, its participation in electric energy-efficiency programs, and the related impact of the direct relationship between Ameren Illinois’ ROE and the 30-year United States Treasury bond yields;

•the effect and duration of Ameren Illinois’ election to either utilize traditional regulatory rate reviews or MYRPs for electric distribution service ratemaking effective for rates beginning in 2024;
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
•our ability to control costs and make substantial investments in our businesses, including our ability to recover costs and investments, and to earn our allowed ROEs, within frameworks established by our regulators, while maintaining affordability of our services for our customers;
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
•the ability to obtain sufficient insurance, or in the absence of insurance, the ability to timely recover uninsured losses from our customers;
•the impact of cyberattacks on us or our suppliers, which could, among other things, result in the loss of operational control of energy centers and electric and natural gas transmission and distribution systems and/or the loss of data, such as customer, employee, financial, and operating system information;
•business and economic conditions, which have been affected by, and will be affected by the length and severity of, the COVID-19 pandemic, including the impact of such conditions on interest rates and inflation;
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

•the impact of a final judgment to be issued by the United States Court for the Eastern District of Missouri regarding its September 2019 remedy order that could require Ameren Missouri to install a flue gas desulfurization system, which would increase capital expenditures and annual operating costs, or could limit the useful life of Ameren Missouri’s Rush Island Energy Center;
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
•advancements in carbon-free generation and storage technologies, and the impact of constructive federal and state energy and economic policies with respect to those technologies;
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

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS.

AMEREN CORPORATION
CONSOLIDATED STATEMENT OF INCOME AND COMPREHENSIVE INCOME
(Unaudited) (In millions, except per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Operating Revenues:
Electric	$1,668	$1,489	$4,108	$3,846
Natural gas	143	139	741	620
Total operating revenues	1,811	1,628	4,849	4,466
Operating Expenses:
Fuel	184	141	422	400
Purchased power	159	140	479	383
Natural gas purchased for resale	45	34	275	183
Other operations and maintenance	457	418	1,289	1,240
Depreciation and amortization	290	273	856	799
Taxes other than income taxes	142	128	392	372
Total operating expenses	1,277	1,134	3,713	3,377
Operating Income	534	494	1,136	1,089
Other Income, Net	56	48	151	117
Interest Charges	94	110	290	311
Income Before Income Taxes	496	432	997	895
Income Taxes	70	63	128	134
Net Income	426	369	869	761
Less: Net Income Attributable to Noncontrolling Interests	1	2	4	5
Net Income Attributable to Ameren Common Shareholders	$425	$367	$865	$756

Net Income	$426	$369	$869	$761
Other Comprehensive Income, Net of Taxes
Pension and other postretirement benefit plan activity, net of income taxes of $—, $—, $—, and $—, respectively	1	1	1	2
Comprehensive Income	427	370	870	763
Less: Comprehensive Income Attributable to Noncontrolling Interests	1	2	4	5
Comprehensive Income Attributable to Ameren Common Shareholders	$426	$368	$866	$758

Earnings per Common Share – Basic	$1.66	$1.48	$3.38	$3.06

Earnings per Common Share – Diluted	$1.65	$1.47	$3.36	$3.04

Weighted-average Common Shares Outstanding – Basic	257.3	247.1	255.9	246.8
Weighted-average Common Shares Outstanding – Diluted	258.6	249.2	257.2	248.4
The accompanying notes are an integral part of these consolidated financial statements.

AMEREN CORPORATION
CONSOLIDATED BALANCE SHEET
(Unaudited) (In millions, except per share amounts)

	September 30, 2021	December 31, 2020
ASSETS
Current Assets:
Cash and cash equivalents	$7	$139
Accounts receivable – trade (less allowance for doubtful accounts of $36 and $50, respectively)	515	415
Unbilled revenue	332	269
Miscellaneous accounts receivable	111	65
Inventories	595	521
Current regulatory assets	359	109
Other current assets	285	135
Total current assets	2,204	1,653
Property, Plant, and Equipment, Net	28,559	26,807
Investments and Other Assets:
Nuclear decommissioning trust fund	1,076	982
Goodwill	411	411
Regulatory assets	1,235	1,100
Other assets	1,180	1,077
Total investments and other assets	3,902	3,570
TOTAL ASSETS	$34,665	$32,030
LIABILITIES AND EQUITY
Current Liabilities:
Current maturities of long-term debt	$57	$8
Short-term debt	553	490
Accounts and wages payable	811	958
Taxes accrued	231	82
Interest accrued	103	114
Current regulatory liabilities	138	121
Other current liabilities	464	407
Total current liabilities	2,357	2,180
Long-term Debt, Net	12,444	11,078
Deferred Credits and Other Liabilities:
Accumulated deferred income taxes and tax credits, net	3,465	3,211
Regulatory liabilities	5,425	5,282
Asset retirement obligations	705	696
Pension and other postretirement benefits	39	37
Other deferred credits and liabilities	416	466
Total deferred credits and other liabilities	10,050	9,692
Commitments and Contingencies (Notes 2, 9, and 10)
Shareholders’ Equity:
Common stock, $.01 par value, 400.0 shares authorized – shares outstanding of 257.6 and 253.3, respectively	3	3
Other paid-in capital, principally premium on common stock	6,483	6,179
Retained earnings	3,199	2,757
Accumulated other comprehensive loss	—	(1)
Total shareholders’ equity	9,685	8,938
Noncontrolling Interests	129	142
Total equity	9,814	9,080
TOTAL LIABILITIES AND EQUITY	$34,665	$32,030
The accompanying notes are an integral part of these consolidated financial statements.

AMEREN CORPORATION
CONSOLIDATED STATEMENT OF CASH FLOWS
(Unaudited) (In millions)
	Nine Months Ended September 30,
	2021	2020
Cash Flows From Operating Activities:
Net income	$869	$761
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	903	802
Amortization of nuclear fuel	37	68
Amortization of debt issuance costs and premium/discounts	17	16
Deferred income taxes and investment tax credits, net	139	125
Allowance for equity funds used during construction	(30)	(25)
Stock-based compensation costs	17	16
Other	11	14
Changes in assets and liabilities:
Receivables	(212)	(113)
Inventories	(73)	(61)
Accounts and wages payable	(143)	(190)
Taxes accrued	148	154
Regulatory assets and liabilities	(340)	(55)
Assets, other	(118)	(66)
Liabilities, other	(27)	(76)
Pension and other postretirement benefits	(6)	(41)
Net cash provided by operating activities	1,192	1,329
Cash Flows From Investing Activities:
Capital expenditures	(2,098)	(1,884)
Wind generation expenditures	(515)	—
Nuclear fuel expenditures	(19)	(61)
Purchases of securities – nuclear decommissioning trust fund	(411)	(169)
Sales and maturities of securities – nuclear decommissioning trust fund	404	135
Other	(7)	(2)
Net cash used in investing activities	(2,646)	(1,981)
Cash Flows From Financing Activities:
Dividends on common stock	(423)	(367)
Dividends paid to noncontrolling interest holders	(4)	(5)
Short-term debt, net	63	(168)
Maturities of long-term debt	—	(85)
Issuances of long-term debt	1,423	1,263
Issuances of common stock	297	37
Redemptions of Ameren Illinois preferred stock	(13)	—
Employee payroll taxes related to stock-based compensation	(17)	(20)
Debt issuance costs	(15)	(11)
Other	(13)	—
Net cash provided by financing activities	1,298	644
Net change in cash, cash equivalents, and restricted cash	(156)	(8)
Cash, cash equivalents, and restricted cash at beginning of year	301	176
Cash, cash equivalents, and restricted cash at end of period	$145	$168
The accompanying notes are an integral part of these consolidated financial statements.

AMEREN CORPORATION
CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY
(Unaudited) (In millions, except per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Common Stock	$3	$2	$3	$2

Other Paid-in Capital:
Beginning of period	6,436	5,716	6,179	5,694
Settlement of forward sale agreement through common shares issuance	—	—	113	—
Shares issued under the ATM program	27	—	148	—
Shares issued under the DRPlus and 401(k) plan	12	10	36	37
Stock-based compensation activity	8	7	7	2
Other paid-in capital, end of period	6,483	5,733	6,483	5,733

Retained Earnings:
Beginning of period	2,915	2,525	2,757	2,380
Net income attributable to Ameren common shareholders	425	367	865	756
Dividends on common stock	(141)	(123)	(423)	(367)
Retained earnings, end of period	3,199	2,769	3,199	2,769

Accumulated Other Comprehensive Loss:
Deferred retirement benefit costs, beginning of period	(1)	(16)	(1)	(17)
Change in deferred retirement benefit costs	1	1	1	2
Deferred retirement benefit costs, end of period	—	(15)	—	(15)
Total accumulated other comprehensive loss, end of period	—	(15)	—	(15)
Total Shareholders’ Equity	$9,685	$8,489	$9,685	$8,489

Noncontrolling Interests:
Beginning of period	129	142	142	142
Net income attributable to noncontrolling interest holders	1	2	4	5
Dividends paid to noncontrolling interest holders	(1)	(2)	(4)	(5)
Redemptions of Ameren Illinois preferred stock	—	—	(13)	—
Noncontrolling interests, end of period	129	142	129	142
Total Equity	$9,814	$8,631	$9,814	$8,631

Common stock shares outstanding at beginning of period	257.1	247.1	253.3	246.2
Shares issued under forward sale agreement	—	—	1.6	—
Shares issued under the ATM program	0.4	—	1.8	—
Shares issued under the DRPlus and 401(k) plan	0.1	0.1	0.4	0.5
Shares issued for stock-based compensation	—	—	0.5	0.5
Common stock shares outstanding at end of period	257.6	247.2	257.6	247.2

Dividends per common share	$0.550	$0.495	$1.650	$1.485
The accompanying notes are an integral part of these consolidated financial statements.

UNION ELECTRIC COMPANY (d/b/a AMEREN MISSOURI)
STATEMENT OF INCOME
(Unaudited) (In millions)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Operating Revenues:
Electric	$1,113	$984	$2,543	$2,386
Natural gas	16	17	99	87
Total operating revenues	1,129	1,001	2,642	2,473
Operating Expenses:
Fuel	184	141	422	400
Purchased power	57	48	195	124
Natural gas purchased for resale	4	5	40	29
Other operations and maintenance	240	221	683	662
Depreciation and amortization	161	154	474	448
Taxes other than income taxes	104	92	266	254
Total operating expenses	750	661	2,080	1,917
Operating Income	379	340	562	556
Other Income, Net	27	26	74	55
Interest Charges	32	50	107	140
Income Before Income Taxes	374	316	529	471
Income Taxes (Benefit)	(2)	18	(7)	29
Net Income	376	298	536	442
Preferred Stock Dividends	1	1	3	3
Net Income Available to Common Shareholder	$375	$297	$533	$439
The accompanying notes as they relate to Ameren Missouri are an integral part of these financial statements.

UNION ELECTRIC COMPANY (d/b/a AMEREN MISSOURI)
BALANCE SHEET
(Unaudited) (In millions, except per share amounts)

	September 30, 2021	December 31, 2020
ASSETS
Current Assets:
Cash and cash equivalents	$—	$136
Advances to money pool	24	139
Accounts receivable – trade (less allowance for doubtful accounts of $14 and $16, respectively)	266	166
Accounts receivable – affiliates	51	57
Unbilled revenue	208	133
Miscellaneous accounts receivable	93	36
Inventories	406	386
Current regulatory assets	172	60
Other current assets	170	79
Total current assets	1,390	1,192
Property, Plant, and Equipment, Net	14,934	13,879
Investments and Other Assets:
Nuclear decommissioning trust fund	1,076	982
Regulatory assets	483	347
Other assets	385	383
Total investments and other assets	1,944	1,712
TOTAL ASSETS	$18,268	$16,783
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Current maturities of long-term debt	$8	$8
Accounts and wages payable	380	501
Accounts payable – affiliates	47	46
Taxes accrued	206	42
Interest accrued	62	53
Mark-to-market derivative liabilities	75	10
Current asset retirement obligations	59	60
Current regulatory liabilities	56	26
Other current liabilities	111	87
Total current liabilities	1,004	833
Long-term Debt, Net	5,618	5,096
Deferred Credits and Other Liabilities:
Accumulated deferred income taxes and tax credits, net	1,822	1,742
Regulatory liabilities	3,114	3,110
Asset retirement obligations	700	691
Pension and other postretirement benefits	30	35
Other deferred credits and liabilities	54	66
Total deferred credits and other liabilities	5,720	5,644
Commitments and Contingencies (Notes 2, 8, 9, and 10)
Shareholders’ Equity:
Common stock, $5 par value, 150.0 shares authorized – 102.1 shares outstanding	511	511
Other paid-in capital, principally premium on common stock	2,701	2,518
Preferred stock	80	80
Retained earnings	2,634	2,101
Total shareholders’ equity	5,926	5,210
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$18,268	$16,783
The accompanying notes as they relate to Ameren Missouri are an integral part of these financial statements.

UNION ELECTRIC COMPANY (d/b/a AMEREN MISSOURI)
STATEMENT OF CASH FLOWS
(Unaudited) (In millions)

	Nine Months Ended September 30,
	2021	2020
Cash Flows From Operating Activities:
Net income	$536	$442
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	522	452
Amortization of nuclear fuel	37	68
Amortization of debt issuance costs and premium/discounts	5	4
Deferred income taxes and investment tax credits, net	(7)	(1)
Allowance for equity funds used during construction	(17)	(15)
Other	8	13
Changes in assets and liabilities:
Receivables	(216)	(93)
Inventories	(19)	(33)
Accounts and wages payable	(145)	(168)
Taxes accrued	146	158
Regulatory assets and liabilities	(164)	(56)
Assets, other	(40)	(10)
Liabilities, other	(7)	(46)
Pension and other postretirement benefits	6	(6)
Net cash provided by operating activities	645	709
Cash Flows From Investing Activities:
Capital expenditures	(1,052)	(778)
Wind generation expenditures	(515)	—
Nuclear fuel expenditures	(19)	(61)
Purchases of securities – nuclear decommissioning trust fund	(411)	(169)
Sales and maturities of securities – nuclear decommissioning trust fund	404	135
Money pool advances, net	115	(5)
Other	—	1
Net cash used in investing activities	(1,478)	(877)
Cash Flows From Financing Activities:
Dividends on preferred stock	(3)	(3)
Short-term debt, net	—	(234)
Maturities of long-term debt	—	(85)
Issuances of long-term debt	524	465
Capital contribution from parent	183	—
Debt issuance costs	(5)	(4)
Net cash provided by financing activities	699	139
Net change in cash, cash equivalents, and restricted cash	(134)	(29)
Cash, cash equivalents, and restricted cash at beginning of year	145	39
Cash, cash equivalents, and restricted cash at end of period	$11	$10
The accompanying notes as they relate to Ameren Missouri are an integral part of these financial statements.

UNION ELECTRIC COMPANY (d/b/a AMEREN MISSOURI)
STATEMENT OF SHAREHOLDERS’ EQUITY
(Unaudited) (In millions)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Common Stock	$511	$511	$511	$511

Other Paid-in Capital:
Beginning of period	2,701	2,027	2,518	2,027
Capital contributions from parent	—	—	183	—
Other paid-in capital, end of period	2,701	2,027	2,701	2,027

Preferred Stock	80	80	80	80

Retained Earnings:
Beginning of period	2,259	1,873	2,101	1,731
Net income	376	298	536	442
Dividends on preferred stock	(1)	(1)	(3)	(3)
Retained earnings, end of period	2,634	2,170	2,634	2,170

Total Shareholders’ Equity	$5,926	$4,788	$5,926	$4,788
The accompanying notes as they relate to Ameren Missouri are an integral part of these financial statements.

AMEREN ILLINOIS COMPANY (d/b/a AMEREN ILLINOIS)
STATEMENT OF INCOME
(Unaudited) (In millions)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Operating Revenues:
Electric	$518	$467	$1,455	$1,346
Natural gas	127	122	642	533
Total operating revenues	645	589	2,097	1,879
Operating Expenses:
Purchased power	108	97	298	271
Natural gas purchased for resale	41	29	235	154
Other operations and maintenance	217	197	604	578
Depreciation and amortization	118	109	350	323
Taxes other than income taxes	34	33	114	107
Total operating expenses	518	465	1,601	1,433
Operating Income	127	124	496	446
Other Income, Net	19	17	49	45
Interest Charges	41	39	123	116
Income Before Income Taxes	105	102	422	375
Income Taxes	26	25	107	93
Net Income	79	77	315	282
Preferred Stock Dividends	—	—	1	2
Net Income Available to Common Shareholder	$79	$77	$314	$280
The accompanying notes as they relate to Ameren Illinois are an integral part of these financial statements.

AMEREN ILLINOIS COMPANY (d/b/a AMEREN ILLINOIS)
BALANCE SHEET
(Unaudited) (In millions)

	September 30, 2021	December 31, 2020
ASSETS
Current Assets:
Cash and cash equivalents	$—	$—
Advances to money pool	41	—
Accounts receivable – trade (less allowance for doubtful accounts of $22 and $34, respectively)	237	234
Accounts receivable – affiliates	94	64
Unbilled revenue	124	136
Miscellaneous accounts receivable	8	12
Inventories	189	135
Mark-to-market derivative assets	56	8
Current regulatory assets	183	37
Other current assets	28	21
Total current assets	960	647
Property, Plant, and Equipment, Net	11,891	11,201
Investments and Other Assets:
Goodwill	411	411
Regulatory assets	730	742
Other assets	599	534
Total investments and other assets	1,740	1,687
TOTAL ASSETS	$14,591	$13,535
LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
Borrowings from money pool	$—	$19
Accounts and wages payable	340	363
Accounts payable – affiliates	59	51
Customer deposits	57	74
Current environmental remediation	39	37
Current regulatory liabilities	81	88
Other current liabilities	170	184
Total current liabilities	746	816
Long-term Debt, Net	4,391	3,946
Deferred Credits and Other Liabilities:
Accumulated deferred income taxes and investment tax credits, net	1,520	1,367
Regulatory liabilities	2,193	2,063
Pension and other postretirement benefits	60	69
Environmental remediation	41	57
Other deferred credits and liabilities	228	251
Total deferred credits and other liabilities	4,042	3,807
Commitments and Contingencies (Notes 2, 8 and 9)
Shareholders' Equity:
Common stock, no par value, 45.0 shares authorized – 25.5 shares outstanding	—	—
Other paid-in capital	2,797	2,652
Preferred stock	49	62
Retained earnings	2,566	2,252
Total shareholders' equity	5,412	4,966
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$14,591	$13,535
The accompanying notes as they relate to Ameren Illinois are an integral part of these financial statements.

AMEREN ILLINOIS COMPANY (d/b/a AMEREN ILLINOIS)
STATEMENT OF CASH FLOWS
(Unaudited) (In millions)

	Nine Months Ended September 30,
	2021	2020
Cash Flows From Operating Activities:
Net income	$315	$282
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	349	322
Amortization of debt issuance costs and premium/discounts	10	9
Deferred income taxes and investment tax credits, net	134	72
Allowance for equity funds used during construction	(13)	(10)
Other	8	10
Changes in assets and liabilities:
Receivables	8	(9)
Inventories	(54)	(28)
Accounts and wages payable	12	(12)
Taxes accrued	(21)	(20)
Regulatory assets and liabilities	(167)	11
Assets, other	(59)	(52)
Liabilities, other	1	(30)
Pension and other postretirement benefits	(16)	(30)
Net cash provided by operating activities	507	515
Cash Flows From Investing Activities:
Capital expenditures	(1,026)	(1,031)
Money pool advances, net	(41)	—
Other	(7)	1
Net cash used in investing activities	(1,074)	(1,030)
Cash Flows From Financing Activities:
Dividends on preferred stock	(1)	(2)
Short-term debt, net	—	189
Money pool borrowings, net	(19)	—
Issuances of long-term debt	449	—
Capital contributions from parent	145	350
Redemption of preferred stock	(13)	—
Debt issuance costs	(6)	—
Other	(13)	—
Net cash provided by financing activities	542	537
Net change in cash, cash equivalents, and restricted cash	(25)	22
Cash, cash equivalents and restricted cash at beginning of year	147	125
Cash, cash equivalents, and restricted cash at end of period	$122	$147
The accompanying notes as they relate to Ameren Illinois are an integral part of these financial statements.

AMEREN ILLINOIS COMPANY (d/b/a AMEREN ILLINOIS)
STATEMENT OF SHAREHOLDERS’ EQUITY
(Unaudited) (In millions)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Common Stock	$—	$—	$—	$—

Other Paid-in Capital:
Beginning of period	2,722	2,538	2,652	2,188
Capital contributions from parent	75	—	145	350
Other paid-in capital, end of period	2,797	2,538	2,797	2,538

Preferred Stock:
Beginning of period	49	62	62	62
Redemptions of preferred stock	—	—	(13)	—
Preferred stock, end of period	49	62	49	62

Retained Earnings:
Beginning of period	2,487	2,085	2,252	1,882
Net income	79	77	315	282
Dividends on preferred stock	—	—	(1)	(2)
Retained earnings, end of period	2,566	2,162	2,566	2,162

Total Shareholders’ Equity	$5,412	$4,762	$5,412	$4,762
The accompanying notes as they relate to Ameren Illinois are an integral part of these financial statements.

AMEREN CORPORATION (Consolidated)
UNION ELECTRIC COMPANY (d/b/a Ameren Missouri)
AMEREN ILLINOIS COMPANY (d/b/a Ameren Illinois)
COMBINED NOTES TO FINANCIAL STATEMENTS
(Unaudited)
September 30, 2021
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
The COVID-19 pandemic continues to affect our results of operations, financial position, and liquidity, but we continue to expect gradual improvement in sales volumes in 2021, compared to 2020. In the first nine months of 2021, our sales volumes, excluding the estimated effects of weather and customer energy-efficiency programs, increased compared to the same period in 2020. However, our accounts receivable balances that were past due or that were a part of a deferred payment arrangement are higher than normal historical levels, as customer payments have been affected. The continued effect of the COVID-19 pandemic on our results of operations, financial position, and liquidity in subsequent periods will depend on its severity and longevity, future regulatory or legislative actions with respect thereto, and the resulting impact on business, economic, and capital market conditions. In general, restrictions on social activities and nonessential businesses implemented in our service territories in 2020 have been relaxed.
We continue to assess the impacts the COVID-19 pandemic is having on our businesses, including but not limited to impacts on our liquidity; demand for residential, commercial, and industrial electric and natural gas services; changes in deferred payment arrangements for customers; the timing and extent to which recovery of incremental costs incurred, net of savings, and forgone customer late fee revenues at Ameren Missouri is allowed by the MoPSC; changes in our ability to disconnect customers for nonpayment; bad debt expense; supply chain operations; the availability of our employees and contractors; counterparty credit; capital construction; infrastructure operations and maintenance; energy-efficiency programs; and pension valuations. In March 2021, the MoPSC approved accounting authority orders that allowed Ameren Missouri to accumulate $9 million of certain costs incurred related to the COVID-19 pandemic, net of savings, as well as forgone customer late fees and reconnection fee revenues from March 2020 to March 2021, for potential recovery in the current electric and natural gas service regulatory rate reviews. While the revenues from Ameren Illinois’ electric distribution business, residential and small nonresidential customers of Ameren Illinois’ natural gas distribution business, and Ameren Illinois’ and ATXI’s electric transmission businesses are decoupled from changes in sales volumes, earnings at Ameren Missouri and those associated with Ameren Illinois’ large nonresidential natural gas customers are exposed to such changes. Regarding uncollectible accounts receivable, Ameren Illinois’ electric distribution and natural gas distribution businesses have bad debt riders, which provide for recovery of bad debt write-offs, net of any subsequent recoveries. Ameren Missouri does not have a bad debt rider or tracker, and thus its earnings are exposed to increases in bad debt expense, absent regulatory relief. However, Ameren Missouri has not experienced and does not expect a material impact to earnings from increases in bad debt expense. As of September 30, 2021, accounts receivable balances that were 30 days or greater past due or that were a part of a deferred payment arrangement represented 18%, 12%, and 25%, or $97 million, $33 million, and $64 million, of Ameren’s, Ameren Missouri’s, and Ameren Illinois’ customer trade receivables before allowance for doubtful accounts, respectively. In comparison, as of September 30, 2019, these percentages were 13%, 9%, and 18%, or $65 million, $23 million, and $42 million, for Ameren, Ameren Missouri, and Ameren Illinois, respectively. For information regarding Ameren Illinois’ suspension and subsequent reinstatement of customer disconnections and late fee charges for nonpayment and Ameren Missouri’s accounting authority orders related to the COVID-19 pandemic, see Note 2 – Rate and Regulatory Matters below.
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
Variable Interest Entities
As of September 30, 2021, and December 31, 2020, Ameren had unconsolidated variable interests as a limited partner in various equity method investments, totaling $53 million and $37 million, respectively, included in “Other assets” on Ameren’s consolidated balance sheet. Ameren is not the primary beneficiary of these investments because it does not have the power to direct matters that most significantly affect the activities of these variable interest entities. As of September 30, 2021, the maximum exposure to loss related to these variable interests is limited to the investment in these partnerships of $53 million plus associated outstanding funding commitments of $27 million.
Company-owned Life Insurance
Ameren and Ameren Illinois have company-owned life insurance, which is recorded at the net cash surrender value. The net cash surrender value is the amount that can be realized under the insurance policies at the balance sheet date. As of September 30, 2021, the cash surrender value of company-owned life insurance at Ameren and Ameren Illinois was $273 million (December 31, 2020 – $272 million) and $115 million (December 31, 2020 – $115 million), respectively, while total borrowings against the policies were $109 million (December 31, 2020 – $107 million) at both Ameren and Ameren Illinois. Ameren and Ameren Illinois have the right to offset the borrowings against the cash surrender value of the policies and, consequently, present the net asset in “Other assets” on their respective balance sheets.
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
In October 2021, the MoPSC staff recommended an increase to Ameren Missouri's annual electric service revenues of $188 million based on a 9.5% ROE, a capital structure composed of 50.32% common equity, which was Ameren Missouri’s June 2021 capital structure, and a rate base of $10.0 billion. Ameren Missouri anticipates that the MoPSC staff will update its recommendation for Ameren Missouri’s September 2021 capital structure. The MoPSC staff supported the authorization of the proposed Meramec Energy Center tracker, but recommended tracking certain incremental costs. The MoPSC staff’s recommendation includes advancing the retirement dates of the Sioux and Rush Island energy centers consistent with Ameren Missouri’s request, but also includes lower depreciation, primarily on distribution investments, than reflected in Ameren Missouri’s request and a lower estimated headcount, resulting in lower payroll and benefit costs, among other things.
The MoOPC and the MIEC are challenging the prudency of the High Prairie Energy Center investment as a result of the curtailed nighttime operations at the energy center to limit its impact on protected species. In September 2021, the MoOPC challenged approximately 25% of the costs and requested return associated with the High Prairie Energy Center investment included in Ameren Missouri’s requested revenue requirement. Also, in September 2021, the MIEC challenged approximately 20% of the requested return on the High Prairie Energy Center investment included in Ameren Missouri's revenue requirement and, in October 2021, challenged a portion of the return collected in 2021 through the RESRAM. Also, in October 2021, the MIEC proposed further adjustments to lower FAC and RESRAM rates, due to higher fuel costs and lower production tax credits generated as a result of the curtailed operations. See Note 9 – Commitments and Contingencies for additional information on the curtailed nighttime operations at the High Prairie Energy Center.
A decision by the MoPSC is expected by mid-February 2022, with new rates effective by late February 2022. Ameren Missouri cannot predict the level of any electric service rate change the MoPSC may approve, whether the requested regulatory recovery mechanisms will be approved, or whether any rate change that may eventually be approved will be sufficient for Ameren Missouri to recover its costs and earn a reasonable return on its investments when the rate change goes into effect.
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
In October 2021, the MoPSC staff recommended an increase to Ameren Missouri's annual natural gas delivery service revenues of $4 million based on a 9.5% ROE, a capital structure composed of 50.32% common equity, which was Ameren Missouri’s June 2021 capital structure, and a rate base of $301 million. Ameren Missouri anticipates that the MoPSC staff will update its recommendation for Ameren Missouri’s September 2021 capital structure. The MoPSC staff’s recommendation includes a lower estimated headcount, resulting in lower payroll and benefit costs than reflected in Ameren Missouri’s request, among other things.
A decision by the MoPSC is expected by mid-February 2022, with new rates effective by late February 2022. Ameren Missouri cannot predict the level of any natural gas delivery service rate change the MoPSC may approve, or whether any rate change that may eventually be approved will be sufficient for Ameren Missouri to recover its costs and earn a reasonable return on its investments when the rate change goes into effect.
Accounting Authority Orders Related to COVID-19 Pandemic Costs
In March 2021, the MoPSC issued orders approving nonunanimous stipulation and agreements related to Ameren Missouri’s electric and natural gas service accounting authority order requests. The orders allowed Ameren Missouri to accumulate $9 million of certain costs incurred related to the COVID-19 pandemic, net of cost savings, as well as forgone customer late fee and reconnection fee revenues from March 2020 to March 2021, for potential recovery in the electric and natural gas service regulatory rate reviews discussed above. In March 2021, Ameren Missouri deferred other operations and maintenance expenses of $5 million as a regulatory asset related to the accounting authority orders. If approved for recovery, Ameren Missouri would recognize the remaining $4 million associated with forgone customer late fee and reconnection fee revenue when billed to customers. In the electric and natural gas regulatory rate reviews discussed above, the MoPSC staff supported the recovery of the regulatory asset and forgone customer late fee and reconnection fee revenues.

MEEIA
In September 2021, the MoPSC issued an order approving Ameren Missouri’s energy savings results for the second year of the MEEIA 2019 program. As a result of this order and a MoPSC order issued in August 2020, and in accordance with revenue recognition guidance, Ameren Missouri recognized revenues of $9 million and $6 million in the third quarter of 2021 and 2020, respectively.
In October 2021, the MoPSC issued an order approving Ameren Missouri’s request to implement the 2023 program year of its six-year MEEIA 2019 program. The order established performance incentives that would provide Ameren Missouri an opportunity to earn additional revenues, including $13 million if Ameren Missouri achieves certain energy-efficiency goals during the 2023 program year. Ameren Missouri intends to invest $75 million in energy-efficiency programs during the 2023 program year.
Extension of PGA Recovery
In October 2021, the MoPSC issued an order allowing Ameren Missouri to extend the collection period for the cumulative PGA under-recovery as of August 2021, which includes the February 2021 under-recovery of $53 million, from 12 months to 36 months beginning November 2021, to lessen the impact on customer rates. Similar to other deferrals under the PGA, the deferral associated with the February 2021 under-recovery will earn carrying costs at short-term interest rates.
Illinois
CEJA
The CEJA was enacted in September 2021. The CEJA resulted in changes to the regulatory framework applicable to Ameren Illinois’ electric distribution business by giving Ameren Illinois the option to file an MYRP with the ICC by mid-January 2023, with rates effective beginning in 2024, among other things. Ameren Illinois has the option to file for an MYRP every four years. Subject to stakeholder workshops regarding the MYRP ratemaking process, including establishing performance metrics, Ameren Illinois anticipates filing an MYRP for rates effective beginning in 2024. If it does not file then, its next opportunity to file an MYRP would be for rates effective beginning in 2028. Ameren Illinois expects to continue to use the current IEIMA performance-based formula ratemaking framework to establish annual customer rates effective through 2023 and reconcile the related revenue requirements. In order to utilize the IEIMA reconciliation, Ameren Illinois must file either a traditional regulatory rate review or an MYRP pursuant to the CEJA by mid-January 2023.
Under the MYRP, the ICC would approve base rates for electric distribution service to be charged to customers for each calendar year of a four-year period. The base rates for a particular calendar year would be based on forecasted recoverable costs and an ROE approved by the ICC applied to Ameren Illinois’ forecasted average annual rate base using a forecasted capital structure, with a common equity ratio of up to 50% being deemed prudent and reasonable by law and a higher equity ratio requiring specific ICC approval. The ROE approved by the ICC is applicable to each calendar year of the four-year period. Under a traditional regulatory rate review, the revenue requirement may be based on a future test year and would include an ROE approved by the ICC. Ameren Illinois’ existing riders remain effective whether it elects to file an MYRP or a traditional regulatory rate review. Additionally, electric distribution service revenues would continue to be decoupled from sales volumes under either election.
The MYRP would also allow Ameren Illinois to reconcile electric distribution service rates to its actual revenue requirement on an annual basis, subject to a reconciliation cap, which provides that the actual revenue requirement does not exceed 105% of the annual revenue requirement approved by the ICC. Certain variations from forecasted costs would be excluded from the reconciliation cap, including those associated with major storms; new business and facility relocations; changes in the timing of expenditures or investments into or out of the applicable calendar year; and changes in interest rates, income taxes, taxes other than income taxes, pension and other post-retirement benefits costs, and amortization of certain regulatory assets. The reconciliation cap would also exclude costs recovered through riders outside of base rates, such as riders for electric energy-efficiency investments, power procurement and transmission services, renewable energy credit compliance, zero emission credits, certain environmental costs, and bad debt write-offs, among others. The actual revenue requirement for a particular year would incorporate Ameren Illinois’ year-end rate base and actual capital structure for such year, provided that the common equity ratio in such capital structure may not exceed that approved by the ICC in the MYRP. Additionally, the ROE approved by the ICC in the MYRP would be subject to annual adjustments during the four-year period based on certain performance metrics relating to delivery system reliability, supplier diversity, affordability of customer delivery service cost, customer service performance, timeliness of response to customer requests for interconnection of distributed energy resources, and reductions in peak load due to demand response programs, with aggregate symmetrical performance-based ROE incentives and penalties ranging from 20 to 60 basis points annually. Excluding potential phase-in of the initial rate increase discussed below, if a given year’s revenue requirement varies from the amount collected from customers, an adjustment would be made to electric operating revenues with an offset to a regulatory asset or liability to reflect that year’s actual revenue requirement, independent of actual sales volumes. The regulatory balance would then be collected from, or refunded to, customers within two years from the end of the applicable annual period.

Under an MYRP, the CEJA permits any initial rate increase to be phased in, with at least 50% of the first annual period’s approved rate increase reflected in rates in the first annual period, with the remaining portion deferred as a regulatory asset and collected from customers over a period not to exceed two years beginning within one year after the second annual period’s rates are effective. Ameren Illinois recognizes revenues when amounts are expected to be collected from customers within two years from the end of an applicable year.
The CEJA contains other provisions in addition to the ratemaking impacts discussed above. The law permits Ameren Illinois to invest up to $20 million in each of two solar generation and battery storage pilot projects in Illinois. Additionally, the law increases the existing customer surcharge for renewable energy resources, which funds IPA renewable energy credit procurement events. As a result, Ameren Illinois expects additional annual revenues of approximately $100 million to be collected under the rider for renewable energy credit compliance. It also establishes an Energy Transition Assistance Fund to support economic and workforce development programs designed to assist the state of Illinois with its transition to clean energy sources. The fund will be subsidized through customer surcharges collected by electric utilities operating in the state, including Ameren Illinois, and will be remitted in the month following collection to an Illinois state agency. Ameren Illinois expects to collect up to $50 million annually related to this fund. The CEJA also requires Ameren Illinois to file a multi-year integrated grid plan with the ICC to ensure electric distribution infrastructure investments align with the state of Illinois’ renewable energy, climate, and environmental goals, and to support grid modernization, clean energy, and energy efficiency, while providing electric distribution service to customers at affordable rates, among other things. The first multi-year integrated grid plan is required to be filed by mid-January 2023, with the next filing required by mid-January 2026, and every four years thereafter.
See Note 9 – Commitments and Contingencies for additional information on emission standards established by the CEJA that will limit the operations of Ameren Missouri’s natural gas-fired energy centers located in the state of Illinois.
Electric Distribution Service Rate Reconciliation Tariff
In March 2021, the ICC issued an order approving Ameren Illinois’ requested tariff to reconcile its electric distribution service revenue requirement once Ameren Illinois ceases to update customer rates under performance-based formula ratemaking. The last update under such ratemaking is anticipated to be for 2023 customer rates. The tariff would allow Ameren Illinois to reconcile its revenue requirement for customer rates established for 2022 and 2023. To utilize the reconciliation, Ameren Illinois is required to file a request to update its electric distribution service rates through either a traditional regulatory rate review, which may be based on a future test year and would reflect a proposed ROE subject to ICC approval, or through the filing of an MYRP, which Ameren Illinois expects to file for rates effective beginning in 2024 pursuant to the CEJA as described above. Based on AIC’s anticipated last year setting rates under IEIMA performance-based formula ratemaking, the rate update request would need to be filed by mid-January 2023. Pursuant to the order, Ameren Illinois’ 2022 and 2023 revenues would reflect each year’s actual recoverable costs, year-end rate base, and a return at the applicable WACC, with the ROE component based on the annual average of the monthly yields of the 30-year United States Treasury bonds plus 580 basis points. The revenue requirement reconciliation adjustment would be collected from, or refunded to, customers within two years from the end of the reconciled year.
Electric Distribution Service Rates Under IEIMA
In April 2021, Ameren Illinois filed its annual electric distribution service performance-based formula rate update to be used for 2022 rates with the ICC. In August 2021, Ameren Illinois filed a revised request seeking to increase its annual revenues for electric distribution service by $59 million. This update reflects an increase to the annual performance-based formula rate based on 2020 actual recoverable costs and expected net plant additions for 2021, an increase to include the 2020 revenue requirement reconciliation adjustment including a capital structure composed of 51% common equity, and an increase for the conclusion of the 2019 revenue requirement reconciliation adjustment, which will be fully refunded to customers in 2021, consistent with the ICC’s December 2020 annual update filing order. In August 2021, the ICC staff submitted its calculation of the revenue requirement included in Ameren Illinois’ update filing, recommending an amount comparable to Ameren Illinois’ filing. An ICC decision in this proceeding is required by December 2021, with new rates effective in January 2022.
Electric Customer Energy-Efficiency Investments
In May 2021, Ameren Illinois filed its annual electric customer energy-efficiency formula rate update to be used for 2022 rates with the ICC. In September 2021, Ameren Illinois filed a revised request to increase its rates by $10 million, which is comparable to a calculation submitted by the ICC staff in August 2021. An ICC decision in this proceeding is required by December 2021, with new rates effective in January 2022.
In July 2021, the ICC issued an order approving Ameren Illinois’ energy-efficiency plan that includes annual investments in electric energy-efficiency programs of approximately $100 million per year from 2022 through 2025. Pursuant to the CEJA, the annual investments in electric energy-efficiency programs may increase by approximately $10 million to $40 million, with the increase depending on the election of certain customers to participate in the programs. Those customers have until late January 2022 to decide if they will participate in the four-year programs. The ICC has the ability to reduce the amount of electric energy-efficiency savings goals in future plan program years if there are insufficient cost-effective programs available, which could reduce the investments in electric energy-efficiency programs. The electric energy-efficiency program investments and the return on those investments are collected from customers through a rider and are not recovered through the electric distribution service performance-based formula ratemaking framework.
QIP Reconciliation Hearings
In March 2021, the ICC issued an order approving Ameren Illinois’ QIP reconciliation for 2018. The ICC also found that Ameren Illinois’ natural gas capital investments recovered under the QIP during 2018 were accurate and prudent. The ICC order effectively dismissed the Illinois Attorney General’s office challenge with respect to 2018 capital investments.
In March 2020, Ameren Illinois filed a request with the ICC for a reconciliation hearing to determine the accuracy and prudence of natural gas capital investments recovered under the QIP rider during 2019. In August 2021, the Illinois Attorney General’s office challenged the recovery of capital investments that were made during 2019, alleging that the ICC should disallow approximately $70 million in natural gas capital investments as improper and imprudent, providing a potential over-recovery of approximately $3 million in 2019. In August 2021, the ICC staff filed testimony that supports the prudence and reasonableness of the capital investments made during 2019. Ameren Illinois’ 2019 QIP rate recovery request under review by the ICC is within the rate increase limitations allowed by law. The ICC is under no deadline to issue an order in this proceeding.
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
As of September 30, 2021, Ameren and Ameren Illinois had substantially paid the refunds, including interest, associated with the allowed base ROE set by the May 2020 order in the November 2013 complaint case. The increase in the FERC-allowed base ROE resulting from the May 2020 order was not material to Ameren Missouri’s results of operations, financial position, or liquidity.
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
Short-term Borrowings
The Missouri Credit Agreement and the Illinois Credit Agreement are available to support issuances under Ameren (parent)’s, Ameren Missouri’s, and Ameren Illinois’ commercial paper programs, respectively, subject to borrowing sublimits, and the issuance of letters of credit. As of September 30, 2021, based on commercial paper outstanding and letters of credit issued under the Credit Agreements, along with cash and cash equivalents, the net liquidity available to Ameren (parent), Ameren Missouri, and Ameren Illinois, collectively, was $1.8 billion. The Ameren Companies were in compliance with the covenants in their Credit Agreements as of September 30, 2021. As of September 30, 2021, the ratios of consolidated indebtedness to consolidated total capitalization, calculated in accordance with the provisions of the Credit Agreements, were 57%, 48%, and 45% for Ameren, Ameren Missouri, and Ameren Illinois, respectively.
As of September 30, 2021, and December 31, 2020, Ameren (parent)’s commercial paper outstanding, net of issuance discounts, was $553 million and $490 million, respectively. There were no borrowings outstanding under the Credit Agreements as of September 30, 2021, or December 31, 2020.
The following table summarizes the activity and relevant interest rates for Ameren (parent)’s, Ameren Missouri’s, and Ameren Illinois’ commercial paper issuances and borrowings under the Credit Agreements in the aggregate for the nine months ended September 30, 2021 and 2020:

	Ameren (parent)	Ameren Missouri		Ameren Illinois	Ameren Consolidated
2021
Average daily amount outstanding	$404	$121		$140	$665
Weighted-average interest rate	0.23%	0.22%		0.22%	0.22%
Peak amount outstanding during period(a)	$650	$546		$485	$1,134
Peak interest rate	0.33%	0.25%		0.25%	0.33%
2020
Average daily amount outstanding	$62	$142		$53	$257
Weighted-average interest rate	2.04%	1.76%		1.10%	1.70%
Peak amount outstanding during period(a)	$425	$573		$243	$908
Peak interest rate	3.30%	5.05%	(b)	3.40%	5.05%	(b)
(a)The timing of peak outstanding commercial paper issuances and borrowings under the Credit Agreements varies by company. Therefore, the sum of individual company peak amounts may not equal the Ameren consolidated peak for the period.
(b)Ameren’s and Ameren Missouri’s peak interest rate was affected by temporary disruptions in the commercial paper market in the first quarter of 2020.

Money Pools
Ameren has money pool agreements with and among its subsidiaries to coordinate and provide for certain short-term cash and working capital requirements. The average interest rate for borrowings under the utility money pool for the three and nine months ended September 30, 2021, was 0.06% and 0.17%, respectively (2020 – 0.10% and 0.81%, respectively). See Note 8 – Related-party Transactions for the amount of interest income and expense from the utility money pool arrangements recorded by Ameren Missouri and Ameren Illinois for the three and nine months ended September 30, 2021 and 2020.
NOTE 4 – LONG-TERM DEBT AND EQUITY FINANCINGS
Ameren
For the three and nine months ended September 30, 2021, Ameren issued a total of 0.1 million and 0.4 million shares of common stock, respectively, under its DRPlus and 401(k) plan, and received proceeds of $12 million and $36 million, respectively. In addition, in the first quarter of 2021, Ameren issued 0.5 million shares of common stock valued at $33 million upon the settlement of stock-based compensation awards.
In February 2021, Ameren settled the remainder of a forward sale agreement that was entered into in August 2019, by physically delivering 1.6 million shares of common stock for cash proceeds of $113 million. The proceeds were used to fund a portion of Ameren Missouri’s wind generation investments. See Note 2 – Rate and Regulatory Matters in this report and under Part II, Item 8, in the Form 10-K for additional information about the wind generation investments.
In May 2021, Ameren entered into an equity distribution sales agreement pursuant to which Ameren may offer and sell from time to time up to $750 million of its common stock through an ATM program, which includes the ability to enter into forward sales agreements. For the three and nine months ended September 30, 2021, Ameren issued 0.4 million and 1.8 million shares of common stock, respectively, and received proceeds of $27 million and $148 million, respectively. These proceeds were net of less than $1 million and $2 million in compensation paid to selling agents for the three and nine months ended September 30, 2021, respectively. In September 2021, Ameren entered into a forward sale agreement under the ATM program with a counterparty relating to 0.4 million shares of common stock. The forward sale agreement can be settled at Ameren’s discretion on or prior to May 3, 2023. On a settlement date or dates, if Ameren elects to physically settle the forward sale agreement, Ameren will issue shares of common stock to the counterparty at the then-applicable forward sale price. The forward sale price was initially $87.87 per share. The forward sale agreement will be physically settled unless Ameren elects to settle in cash or to net share settle. At September 30, 2021, Ameren could have settled the forward sale agreement with physical delivery of 0.4 million shares of common stock to the counterparty in exchange for cash of $31 million. The forward sale agreement has been classified as an equity transaction.
In March 2021, Ameren (parent) issued $450 million of 1.75% senior unsecured notes due March 2028, with interest payable semiannually on March 15 and September 15 of each year, beginning September 15, 2021. Ameren received net proceeds of $447 million, which were used for general corporate purposes, including the repayment of short-term debt.
Ameren Missouri
In June 2021, Ameren Missouri issued $525 million of 2.15% first mortgage bonds due March 2032, with interest payable semiannually on March 15 and September 15 of each year, beginning March 15, 2022. Ameren Missouri received net proceeds of $521 million, which were used to repay short-term debt and for near-term capital expenditures. Ameren Missouri intends to allocate an amount equal to the net proceeds to sustainability projects meeting certain eligibility criteria.
Ameren Missouri received capital contributions totaling $183 million from Ameren (parent) during the nine months ended September 30, 2021.
Ameren Illinois
In March 2021, Ameren Illinois redeemed its 6.625% and 7.75% series preferred stock at par for $12 million and $1 million, respectively. The preferred stock of Ameren Illinois is reflected in “Noncontrolling Interests” on Ameren’s consolidated balance sheet.
In June 2021, Ameren Illinois issued $350 million of 2.90% first mortgage bonds due June 2051, with interest payable semiannually on June 15 and December 15 of each year, beginning December 15, 2021. Ameren Illinois received net proceeds of $345 million, which were used to repay short-term debt. Ameren Illinois intends to allocate an amount equal to the net proceeds to sustainability projects meeting certain eligibility criteria.

In June 2021, Ameren Illinois issued $100 million of 0.375% first mortgage bonds due June 2023, with interest payable semiannually on June 15 and December 15 of each year, beginning December 15, 2021. Ameren Illinois received net proceeds of $100 million, which were used to repay short-term debt.
Ameren Illinois received capital contributions totaling $145 million from Ameren (parent) during the nine months ended September 30, 2021.
Indenture Provisions and Other Covenants
See Note 5 – Long-term Debt and Equity Financings under Part II, Item 8, in the Form 10-K for a description of our indenture provisions and other covenants, as well as restrictions on the payment of dividends. At September 30, 2021, the Ameren Companies were in compliance with the provisions and covenants contained in their indentures and articles of incorporation, as applicable, and ATXI was in compliance with the provisions and covenants contained in its note purchase agreement.
Off-balance-sheet Arrangements
At September 30, 2021, none of the Ameren Companies had any significant off-balance-sheet financing arrangements, other than variable interest entities and the September 2021 forward sale agreement relating to common stock. See Note 1 – Summary of Significant Accounting Policies for further detail concerning variable interest entities.
NOTE 5 – OTHER INCOME, NET
The following table presents the components of “Other Income, Net” in the Ameren Companies’ statements of income for the three and nine months ended September 30, 2021 and 2020:

	Three Months		Nine Months
	2021	2020	2021	2020
Ameren:
Allowance for equity funds used during construction	$14	$12	$30	$25
Interest income on industrial development revenue bonds	7	7	19	19
Other interest income	—	—	1	2
Non-service cost components of net periodic benefit income(a)	34	32	102	85
Miscellaneous income	3	1	14	10
Donations	(1)	—	(5)	(14)	(b)
Miscellaneous expense	(1)	(4)	(10)	(10)
Total Other Income, Net	$56	$48	$151	$117
Ameren Missouri:
Allowance for equity funds used during construction	$7	$7	$17	$15
Interest income on industrial development revenue bonds	7	7	19	19
Non-service cost components of net periodic benefit income(a)	13	13	41	32
Miscellaneous income	2	1	3	3
Donations	—	—	(1)	(9)	(b)
Miscellaneous expense	(2)	(2)	(5)	(5)
Total Other Income, Net	$27	$26	$74	$55
Ameren Illinois:
Allowance for equity funds used during construction	$7	$5	$13	$10
Interest income	—	—	1	2
Non-service cost components of net periodic benefit income	13	12	41	36
Miscellaneous income	—	1	3	6
Donations	(1)	—	(4)	(5)
Miscellaneous expense	—	(1)	(5)	(4)
Total Other Income, Net	$19	$17	$49	$45
(a)For the three and nine months ended September 30, 2021, the non-service cost components of net periodic benefit income were adjusted by amounts deferred of $(3) million and $(6) million, respectively, due to a regulatory tracking mechanism for the difference between the level of such costs incurred by Ameren Missouri under GAAP and the level of such costs included in rates. The deferral was $(3) million and less than $(1) million for the three and nine months ended September 30, 2020.
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
If we determine that a contract meets the definition of a derivative and is not eligible for the NPNS exception, we review the contract to determine whether the resulting gains or losses qualify for regulatory deferral. Derivative contracts that qualify for regulatory deferral are recorded at fair value, with changes in fair value recorded as regulatory assets or liabilities in the period in which the change occurs. We believe derivative losses and gains deferred as regulatory assets and liabilities are probable of recovery, or refund, through future rates charged to customers. Regulatory assets and liabilities are amortized to operating income as related losses and gains are reflected in rates charged to customers. Therefore, gains and losses on these derivatives have no effect on operating income. As of September 30, 2021, and December 31, 2020, all contracts that met the definition of a derivative and were not eligible for the NPNS exception received regulatory deferral. Cash flows for all derivative financial instruments are classified in cash flows from operating activities.
The following table presents open gross commodity contract volumes by commodity type for derivative assets and liabilities as of September 30, 2021, and December 31, 2020. As of September 30, 2021, these contracts extended through October 2024, October 2026, May 2032 and March 2023 for fuel oils, natural gas, power and uranium, respectively.

	Quantity (in millions)
	September 30, 2021			December 31, 2020
Commodity	Ameren Missouri	Ameren Illinois	Ameren	Ameren Missouri	Ameren Illinois	Ameren
Fuel oils (in gallons)	28	—	28	43	—	43
Natural gas (in mmbtu)	33	136	169	33	114	147
Power (in MWhs)	6	6	12	6	7	13
Uranium (pounds in thousands)	400	—	400	365	—	365

The following table presents the carrying value and balance sheet location of all derivative commodity contracts, none of which were designated as hedging instruments, as of September 30, 2021, and December 31, 2020:

		September 30, 2021					December 31, 2020
	Balance Sheet Location	Ameren Missouri		Ameren Illinois		Ameren	Ameren Missouri		Ameren Illinois		Ameren
Fuel oils	Other current assets	$9		$—		$9	$2		$—		$2
	Other assets	5		—		5	—		—		—
Natural gas	Mark-to-market derivative assets	(a)		55		(a)	(a)		8		(a)
	Other current assets	13		—		68	1		—		9
	Other assets	8		20		28	2		2		4
Power	Mark-to-market derivative assets	(a)		1		(a)	(a)		—		(a)
	Other current assets	31		—		32	7		—		7
	Other assets	1		—		1	—		—		—
Uranium	Other assets	2		—		2	—		—		—
	Total assets	$69		$76		$145	$12		$10		$22
Fuel oils	Mark-to-market derivative liabilities	$—	$	(a)	$	(a)	$7	$	(a)	$	(a)
	Other current liabilities	—		—		—	—		—		7
	Other deferred credits and liabilities	—		—		—	2		—		2
Natural gas	Other current liabilities	—		4		4	1		1		2
	Other deferred credits and liabilities	—		2		2	—		1		1
Power	Mark-to-market derivative liabilities	75		(a)		(a)	3		(a)		(a)
	Other current liabilities	—		5		80	—		17		20
	Other deferred credits and liabilities	22		140		162	8		181		189
Uranium	Other current liabilities	1		—		1	—		—		—
	Total liabilities	$98		$151		$249	$21		$200		$221
(a)Balance sheet line item not applicable to registrant.
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
The following table provides the recognized gross derivative balances and the net amounts of those derivatives subject to an enforceable master netting arrangement or similar agreement as of September 30, 2021. If the gross amounts recognized on the balance sheet were netted with derivative instruments and cash collateral received or posted at December 31, 2020, the net amounts would not be materially different from the gross amounts.

		Gross Amounts Not Offset in the Balance Sheet
Commodity Contracts Eligible to be Offset	Gross Amounts Recognized in the Balance Sheet	Derivative Instruments	Cash Collateral Received/Posted(a)	Net Amount
2021
Assets:
Ameren Missouri	$69	$14	$2	$53
Ameren Illinois	76	2	3	71
Ameren	$145	$16	$5	$124
Liabilities:
Ameren Missouri	$98	$14	$57	$27
Ameren Illinois	151	2	—	149
Ameren	$249	$16	$57	$176
(a)Cash collateral received reduces gross asset balances and is included in “Other current liabilities” and “Other deferred credits and liabilities” on the balance sheet. Cash collateral posted reduces gross liability balances and is included in “Other current assets” and “Other assets” on the balance sheet.
Credit Risk
In determining our concentrations of credit risk related to derivative instruments, we review our individual counterparties and categorize each counterparty into groupings according to the primary business in which each engages. As of September 30, 2021, if counterparty groups were to fail completely to perform on contracts, Ameren, Ameren Missouri, and Ameren Illinois' maximum exposure related to derivative assets, predominantly from financial institutions, was $127 million, $51 million, and $76 million, respectively. The potential loss on counterparty exposures may be reduced or eliminated by the application of master netting arrangements or similar agreements and collateral held. As of September 30, 2021, the potential loss after consideration of the application of master netting arrangements or similar agreements and collateral held for Ameren, Ameren Missouri, and Ameren Illinois was $114 million, $39 million, and $75 million, respectively.
Certain of our derivative instruments contain collateral provisions tied to the Ameren Companies’ credit ratings. If our credit ratings were downgraded below investment grade, or if a counterparty with reasonable grounds for uncertainty regarding our ability to satisfy an obligation requested adequate assurance of performance, additional collateral postings might be required. The additional collateral required is the net liability position allowed under master netting arrangements or similar agreements, assuming (1) the credit risk-related contingent features underlying these arrangements were triggered and (2) those counterparties with rights to do so requested collateral. The following table presents, as of September 30, 2021, the aggregate fair value of all derivative instruments with credit risk-related contingent features in a gross liability position, the cash collateral posted, and the aggregate amount of additional collateral that counterparties could require.

	Aggregate Fair Value of Derivative Liabilities(a)	Cash Collateral Posted	Potential Aggregate Amount of Additional Collateral Required(b)
Ameren Missouri	$45	$3	$28
Ameren Illinois	6	—	4
Ameren	$51	$3	$32
(a)Before consideration of master netting arrangements or similar agreements.
(b)As collateral requirements with certain counterparties are based on master netting arrangements or similar agreements, the aggregate amount of additional collateral required to be posted is determined after consideration of the effects of such arrangements.
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
We consider nonperformance risk in our valuation of derivative instruments by analyzing our own credit standing and the credit standing of our counterparties, and by considering any credit enhancements (e.g., collateral). Included in our valuation, and based on current market conditions, is a valuation adjustment for counterparty default derived from market data such as the price of credit default swaps, bond yields, and credit ratings. No material gains or losses related to valuation adjustments for counterparty default risk were recorded at Ameren, Ameren Missouri, or Ameren Illinois in the three and nine months ended September 30, 2021 or 2020. At September 30, 2021, and December 31, 2020, the counterparty default risk valuation adjustment related to derivative contracts was immaterial for Ameren, Ameren Missouri, and Ameren Illinois.
The following table sets forth, by level within the fair value hierarchy, our assets and liabilities measured at fair value on a recurring basis as of September 30, 2021, and December 31, 2020:

	September 30, 2021					December 31, 2020
	Level 1	Level 2	Level 3	Total		Level 1	Level 2	Level 3	Total
Assets:
Ameren Missouri
Derivative assets – commodity contracts:
Fuel oils	$14	$—	$—	$14		$—	$—	$2	$2
Natural gas	—	20	1	21		—	3	—	3
Power	12	—	20	32		2	—	5	7
Uranium	—	—	2	2		—	—	—	—
Total derivative assets – commodity contracts	$26	$20	$23	$69		$2	$3	$7	$12
Nuclear decommissioning trust fund:
Equity securities:
U.S. large capitalization	$743	$—	$—	$743		$680	$—	$—	$680
Debt securities:
U.S. Treasury and agency securities	—	141	—	141		—	115	—	115
Corporate bonds	—	128	—	128		—	115	—	115
Other	—	56	—	56		—	67	—	67
Total nuclear decommissioning trust fund	$743	$325	$—	$1,068	(a)	$680	$297	$—	$977	(a)
Total Ameren Missouri	$769	$345	$23	$1,137		$682	$300	$7	$989

	September 30, 2021					December 31, 2020
	Level 1	Level 2	Level 3	Total		Level 1	Level 2	Level 3	Total
Ameren Illinois
Derivative assets – commodity contracts:
Natural gas	$3	$62	$10	$75		$—	$6	$4	$10
Power	—	—	1	1		—	—	—	—
Total Ameren Illinois	$3	$62	$11	$76		$—	$6	$4	$10
Ameren
Derivative assets – commodity contracts(b)	$29	$82	$34	$145		$2	$9	$11	$22
Nuclear decommissioning trust fund(c)	743	325	—	1,068	(a)	680	297	—	977	(a)
Total Ameren	$772	$407	$34	$1,213		$682	$306	$11	$999
Liabilities:
Ameren Missouri
Derivative liabilities – commodity contracts:
Fuel oils	$—	$—	$—	$—		$6	$—	$3	$9
Natural gas	—	—	—	—		—	1	—	1
Power	54	—	43	97		8	—	3	11
Uranium	—	—	1	1		—	—	—	—
Total Ameren Missouri	$54	$—	$44	$98		$14	$1	$6	$21
Ameren Illinois
Derivative liabilities – commodity contracts:
Natural gas	$—	$2	$4	$6		$—	$1	$1	$2
Power	—	—	145	145		—	—	198	198
Total Ameren Illinois	$—	$2	$149	$151		$—	$1	$199	$200
Ameren
Derivative liabilities – commodity contracts(b)	$54	$2	$193	$249		$14	$2	$205	$221
(a)Balance excludes $8 million and $5 million of cash and cash equivalents, receivables, payables, and accrued income, net, for September 30, 2021, and December 31, 2020, respectively.
(b)See the Ameren Missouri and Ameren Illinois sections of the table for a breakout of the fair value of Ameren’s derivative assets and liabilities by type of commodity.
(c)See the Ameren Missouri section of the table for a breakout of the fair value of Ameren's nuclear decommissioning trust fund by investment type.
Level 3 fuel oils, natural gas, and uranium derivative contract assets and liabilities measured at fair value on a recurring basis were immaterial for all periods presented. The following table presents the fair value reconciliation of Level 3 power derivative contract assets and liabilities measured at fair value on a recurring basis for the three and nine months ended September 30, 2021 and 2020:

	2021			2020
	Ameren Missouri	Ameren Illinois	Ameren	Ameren Missouri	Ameren Illinois	Ameren
For the three months ended September 30:
Beginning balance at July 1	$(5)	$(166)	$(171)	$16	$(229)	$(213)
Realized and unrealized gains/(losses) included in regulatory assets/liabilities	(16)	19	3	(2)	12	10
Settlements	(2)	3	1	(4)	4	—
Ending balance at September 30	$(23)	$(144)	$(167)	$10	$(213)	$(203)
Change in unrealized gains/(losses) related to assets/liabilities held at September 30	$(17)	$19	$2	$(2)	$11	$9
For the nine months ended September 30:
Beginning balance at January 1	$2	$(198)	$(196)	$13	$(224)	$(211)
Realized and unrealized gains/(losses) included in regulatory assets/liabilities	(22)	43	21	18	(2)	16
Settlements	(3)	11	8	(21)	13	(8)
Ending balance at September 30	$(23)	$(144)	$(167)	$10	$(213)	$(203)
Change in unrealized gains/(losses) related to assets/liabilities held at September 30	$(21)	$42	$21	$6	$(1)	$5
All gains or losses related to our Level 3 derivative commodity contracts are expected to be recovered or returned through customer rates; therefore, there is no impact to either net income or other comprehensive income resulting from changes in the fair value of these instruments.

The following table describes the valuation techniques and significant unobservable inputs utilized for the fair value of our Level 3 power derivative contract assets and liabilities as of September 30, 2021, and December 31, 2020:

		Fair Value					Weighted Average(b)
	Commodity	Assets	Liabilities	Valuation Technique(s)	Unobservable Input(a)	Range
2021	Power(c)	$21	$(188)	Discounted cash flow	Average forward peak and off-peak pricing – forwards/swaps ($/MWh)	28 – 77	40
					Nodal basis ($/MWh)	(4) – 0	(2)
					Trend rate (%)	(4) – (2)	(3)
2020	Power(c)	$5	$(201)	Discounted cash flow	Average forward peak and off-peak pricing – forwards/swaps ($/MWh)	23 – 37	29
					Nodal basis ($/MWh)	(6) – 0	(2)
					Trend rate (%)	2 – 6	3
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
The following table sets forth the carrying amount and, by level within the fair value hierarchy, the fair value of financial assets and liabilities disclosed, but not recorded, at fair value as of September 30, 2021, and December 31, 2020:

	Carrying Amount		Fair Value
			Level 1	Level 2	Level 3		Total
	September 30, 2021
Ameren:
Cash, cash equivalents, and restricted cash	$145		$145	$—	$—		$145
Investments in industrial development revenue bonds(a)	256		—	256	—		256
Short-term debt	553		—	553	—		553
Long-term debt (including current portion)(a)	12,501	(b)	—	13,576	520	(c)	14,096
Ameren Missouri:
Cash, cash equivalents, and restricted cash	$11		$11	$—	$—		$11
Advances to money pool	24		—	24	—		24
Investments in industrial development revenue bonds(a)	256		—	256	—		256
Long-term debt (including current portion)(a)	5,626	(b)	—	6,392	—		6,392
Ameren Illinois:
Cash, cash equivalents, and restricted cash	$122		$122	$—	$—		$122
Advances to money pool	41		—	41	—		41
Long-term debt (including current portion)	4,391	(b)	—	5,019	—		5,019
	December 31, 2020
Ameren:
Cash, cash equivalents, and restricted cash	$301		$301	$—	$—		$301
Investments in industrial development revenue bonds(a)	256		—	256	—		256
Short-term debt	490		—	490	—		490
Long-term debt (including current portion)(a)	11,086	(b)	—	12,778	537	(c)	13,315
Ameren Missouri:
Cash, cash equivalents, and restricted cash	$145		$145	$—	$—		$145
Advances to money pool	139		—	139	—		139
Investments in industrial development revenue bonds(a)	256		—	256	—		256
Long-term debt (including current portion)(a)	5,104	(b)	—	6,160	—		6,160
Ameren Illinois:
Cash, cash equivalents, and restricted cash	$147		$147	$—	$—		$147
Borrowings from money pool	19		—	19	—		19
Long-term debt (including current portion)	3,946	(b)	—	4,822	—		4,822
(a)Ameren and Ameren Missouri have investments in industrial development revenue bonds, classified as held-to-maturity and recorded in “Other Assets,” that are equal to the finance obligations for the Peno Creek and Audrain CT energy centers. As of September 30, 2021, and December 31, 2020, the carrying amount of both the investments in industrial development revenue bonds and the finance obligations approximated fair value.
(b)Included unamortized debt issuance costs, which were excluded from the fair value measurement, of $93 million, $39 million, and $40 million for Ameren, Ameren Missouri, and Ameren Illinois, respectively, as of September 30, 2021. Included unamortized debt issuance costs, which were excluded from the fair value measurement, of $84 million, $36 million, and $36 million for Ameren, Ameren Missouri, and Ameren Illinois, respectively, as of December 31, 2020.
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
Electric Power and Capacity Supply Agreement
In April and September 2021, Ameren Illinois conducted procurement events, administered by the IPA, to purchase energy products and acquire capacity. Ameren Missouri was among the winning suppliers in this event. As a result, in April 2021, Ameren Missouri and Ameren Illinois entered into an energy product agreement by which Ameren Missouri agreed to sell, and Ameren Illinois agreed to purchase, 33,600 MWhs at an average price of $34 per MWh during the period of July 2022 through November 2022. In September 2021, Ameren Missouri contracted to supply a portion of Ameren Illinois’ capacity requirements for $2 million from June 2022 through May 2023. Additionally, in September 2021, Ameren Missouri and Ameren Illinois entered into an energy product agreement by which Ameren Missouri agreed to sell, and Ameren Illinois agreed to purchase, 136,000 MWhs at an average price of $37 per MWh during the period of January 2022 through September 2023.
Tax Allocation Agreement
See Note 1 – Summary of Significant Accounting Policies under Part II, Item 8, of the Form 10-K for a discussion of the tax allocation agreement. The following table presents the affiliate balances related to income taxes for Ameren Missouri and Ameren Illinois as of September 30, 2021, and December 31, 2020:

	September 30, 2021		December 31, 2020
	Ameren Missouri	Ameren Illinois	Ameren Missouri	Ameren Illinois
Income taxes payable to parent(a)	$—	$12	$—	$6
Income taxes receivable from parent(b)	—	44	9	15
(a)Included in “Accounts payable – affiliates” on the balance sheet.
(b)Included in “Accounts receivable – affiliates” on the balance sheet.
Effects of Related-party Transactions on the Statement of Income
The following table presents the effect on Ameren Missouri and Ameren Illinois of related-party transactions for the three and nine months ended September 30, 2021 and 2020:

				Three Months				Nine Months
Agreement	Income Statement Line Item			Ameren Missouri		Ameren Illinois		Ameren Missouri		Ameren Illinois
Ameren Missouri power supply	Operating Revenues	2021		$5	$	(a)		$10	$	(a)
agreements with Ameren Illinois		2020		5		(a)		11		(a)
Ameren Missouri and Ameren Illinois	Operating Revenues	2021		$6	$	(b)		$20	$	(b)
rent and facility services		2020		6		(b)		19		1
Ameren Missouri and Ameren Illinois miscellaneous	Operating Revenues	2021	$	(b)		$3	$	(b)		$5
support services and services provided to ATXI		2020		(b)		1		1		1
Total Operating Revenues		2021		$11		$3		$30		$5
		2020		11		1		31		2
Ameren Illinois power supply	Purchased Power	2021	$	(a)		$5	$	(a)		$10
agreements with Ameren Missouri		2020		(a)		5		(a)		11
Ameren Missouri and Ameren Illinois	Purchased Power	2021		$1	$	(b)		$3		$1
transmission services from ATXI		2020		(a)		(b)		(a)		1
Total Purchased Power		2021		$1		$5		$3		$11
		2020		(a)		5		(a)		12
Ameren Missouri and Ameren Illinois	Other Operations and Maintenance	2021	$	(b)		$1	$	(b)		$3
rent and facility services		2020		(b)		1		(b)		3

				Three Months				Nine Months
Agreement	Income Statement Line Item			Ameren Missouri		Ameren Illinois		Ameren Missouri		Ameren Illinois
Ameren Services support services	Other Operations and Maintenance	2021		$41		$37		$110		$101
agreement		2020		36		34		103		98
Total Other Operations and		2021		$41		$38		$110		$104
Maintenance		2020		36		35		103		101
Money pool borrowings (advances)	(Interest Charges)/Other Income, Net	2021	$	(b)	$	(b)	$	(b)	$	(b)
		2020		(b)		(b)		(b)		(b)
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
Environmental Matters
Our electric and natural gas generation, transmission, distribution and natural gas storage operations must comply with a variety of environmental statutory and regulatory requirements, including permitting programs implemented via federal, state, and local authorities. Such laws address air emissions; discharges to water bodies; the storage, handling, and disposal of hazardous substances and waste materials; siting and land use requirements; and potential ecological impacts. Complex and lengthy processes are required to obtain and renew approvals, permits, and licenses for new, existing, or modified facilities. Additionally, the use and handling of various chemicals or hazardous materials require release prevention plans and emergency response procedures. We employ dedicated personnel knowledgeable in environmental matters to oversee our business activities’ compliance with regulatory requirements.
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
Ameren and Ameren Missouri estimate that they will need to make capital expenditures of $175 million to $225 million from 2021 through 2025 in order to comply with existing environmental regulations. Additional environmental controls beyond 2025 could be required. This estimate of capital expenditures includes ash pond closure and corrective action measures required by the CCR regulations and the effluent limitation guidelines applicable to steam electric generating units, and potential modifications to cooling water intake structures at existing power plants under Clean Water Act rules, all of which are discussed below. This estimate does not include capital expenditures that may be required as a result of the NSR and Clean Air Act litigation discussed below. In addition to planned retirements of coal-fired energy centers as set forth in the 2020 IRP, Ameren Missouri’s current plan for compliance with existing air emission regulations includes burning low-sulfur coal and installing new or optimizing existing air pollution control equipment. The actual amount of capital expenditures required to comply with existing environmental regulations may vary substantially from the above estimates because of uncertainty as to future permitting requirements made by state regulators and the EPA, potential revisions to regulatory obligations, and the cost of potential compliance strategies, among other things.

The following sections describe the more significant environmental laws and rules and environmental enforcement and remediation matters that affect or could affect our operations. The EPA has initiated an administrative review of several regulations and proposed amendments to regulations and guidelines, including to the effluent limitation guidelines and the CCR Rule, which could ultimately result in the revision of all or part of such rules. Additionally, Ameren Missouri’s wind generation facilities may be subject to operating restrictions to limit the impact on protected species. From April 2021 through October 2021, Ameren Missouri's High Prairie Renewable Energy Center curtailed nighttime operations to limit impacts on protected species. Ameren Missouri expects to resume nighttime operations in November 2021 as the critical biological season for the year had ended, but seasonal nighttime curtailment may occur in 2022 as assessment of mitigation technologies to reduce such impacts is ongoing. Ameren Missouri does not anticipate material adverse effects resulting from these operating curtailments. See Note 2 – Rate and Regulatory Matters for information on intervenors’ challenges resulting from the High Prairie Renewable Energy Center’s curtailment in Ameren Missouri’s 2021 electric service regulatory rate review.
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
CO2 Emissions Standards
The EPA’s Affordable Clean Energy Rule repealed the Clean Power Plan and replaced it with a new rule that established emission guidelines for states to follow in developing plans to limit CO2 emissions and identified certain efficiency measures as the best system of emission reduction for coal-fired electric generating units. In January 2021, the United States Court of Appeals for the District of Columbia Circuit vacated the Affordable Clean Energy Rule, and ruled that the EPA had the discretion to consider emission reduction measures that include efficiency measures and generation shifting to lower carbon emissions. In October 2021, the United States Supreme Court agreed to review the circuit court’s ruling, and a decision is expected to occur in mid-2022. Actions by the United States Supreme Court could impact the EPA’s development of new regulations to address carbon emissions from coal and natural gas electric generating units. At this time, Ameren Missouri cannot predict the outcome of legal challenges to the vacated Affordable Clean Energy Rule or future rulemakings. As such, the impact on the results of operations, financial position, and liquidity of Ameren and Ameren Missouri is uncertain.
NSR and Clean Air Litigation
In January 2011, the United States Department of Justice, on behalf of the EPA, filed a complaint against Ameren Missouri in the United States District Court for the Eastern District of Missouri alleging that in performing projects at its coal-fired Rush Island Energy Center in 2007 and 2010, Ameren Missouri violated provisions of the Clean Air Act and Missouri law. In January 2017, the district court issued a liability ruling against Ameren Missouri and in September 2019, entered a remedy order that required Ameren Missouri to install a flue gas desulfurization system at the Rush Island Energy Center and a dry sorbent injection system at the Labadie Energy Center. Ameren Missouri appealed both the liability and remedy orders and, in August 2021, a three-judge panel of the United States Court of Appeals for the Eighth Circuit issued a decision that affirmed the liability ruling and the district court’s remedy order as it related to the installation of a flue gas desulfurization system at the Rush Island Energy Center, but reversed the order as it related to the installation of a dry sorbent injection system at the Labadie Energy Center. Ameren Missouri believes that both the court of appeals and the district court have misinterpreted and misapplied the law with respect to the Rush Island Energy Center in their respective rulings. In October 2021, Ameren Missouri sought reconsideration of the panel’s decision before the entire court of appeals, and the United States Department of Justice sought reconsideration of the panel’s decision rejecting the requirement to install a dry sorbent injection system at the Labadie Energy Center.
Under the terms of the remedy order, Ameren Missouri is required to complete the installation of the flue gas desulfurization system at the Rush Island Energy Center within four and one-half years from the conclusion of the appeal process and entry of a final judgement. Based upon engineering studies from October 2019, capital expenditures to comply with the district court’s order for installation of a flue gas desulfurization system at the Rush Island Energy Center were estimated at up to $1 billion along with additional operation and maintenance expenses of $30 million to $50 million annually for the life of the energy center. Ameren Missouri’s 2020 IRP reflected an expected retirement date of 2039 for the Rush Island Energy Center and did not reflect the installation of a flue gas desulfurization system at the Rush Island Energy Center. As of September 30, 2021, the Rush Island Energy Center represented a rate base of approximately $0.4 billion. Ameren Missouri is assessing several alternatives to effectively address the court of appeals decision, including legal, operational, and regulatory measures. To the extent the resolution of the proceedings described above results in changes to the planned timing of energy center retirements, the timing and level of new generation resources, transmission infrastructure needs, or reliability considerations, Ameren Missouri would file an update to its 2020 IRP with the MoPSC.

Ameren Missouri is unable to predict the ultimate resolution of this matter; however, such resolution could have a material adverse effect on the results of operations, financial position, and liquidity of Ameren and Ameren Missouri.
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
CCR Management
The EPA’s CCR rule establishes requirements for the management and disposal of CCR from coal-fired power plants and will result in the closure of surface impoundments at Ameren Missouri’s energy centers. Ameren Missouri has completed or expects to complete closure of surface impoundments at three of its facilities in 2021, and is scheduled to complete the last of such closures at a fourth facility in 2023. The EPA has issued a series of revisions to the CCR rule; however, none of those revisions is expected to materially impact our closure schedule. Ameren and Ameren Missouri have AROs of $88 million recorded on their respective balance sheets as of September 30, 2021, associated with CCR storage facilities. Ameren Missouri estimates it will need to make capital expenditures of $75 million to $100 million from 2021 through 2025 to implement its CCR management compliance plan, which includes installation of groundwater monitoring equipment and groundwater treatment facilities.
Remediation
The Ameren Companies are involved in a number of remediation actions to clean up sites impacted by the use or disposal of materials containing hazardous substances. Federal and state laws can require responsible parties to fund remediation regardless of their degree of fault, the legality of original disposal, or the ownership of a disposal site.
As of September 30, 2021, Ameren Illinois has remediated the majority of the 44 former MGP sites in Illinois and could substantially conclude remediation efforts at the remaining sites by 2023. The ICC allows Ameren Illinois to recover such remediation and related litigation costs from its electric and natural gas utility customers through environmental cost riders that are subject to annual prudence reviews by the ICC. As of September 30, 2021, Ameren Illinois estimated the remaining obligation related to these former MGP sites at $80 million to $145 million. Ameren and Ameren Illinois recorded a liability of $80 million to represent the estimated minimum obligation for these sites, as no other amount within the range was a better estimate.
The scope of the remediation activities at these former MGP sites may increase as remediation efforts continue. Considerable uncertainty remains in these estimates because many site-specific factors can influence the actual costs, including unanticipated underground structures, the degree to which groundwater is encountered, regulatory changes, local ordinances, and site accessibility. The actual costs and timing of completion may vary substantially from these estimates.
Our operations or those of our predecessor companies involve the use of, disposal of, and, in appropriate circumstances, the cleanup of substances regulated under environmental laws. We are unable to determine whether such historical practices will result in future environmental commitments or will affect our results of operations, financial position, or liquidity.
Illinois Emission Standards
The CEJA established emission standards that will limit the operations of Ameren Missouri's five natural gas-fired energy centers located in the state of Illinois, including the possibility of one or more energy center closures earlier than anticipated. These energy centers are utilized to support peak loads. The emission limitations will become effective between 2030 and 2040. Ameren Missouri is reviewing the emission standards and the resulting effect they may have on its generation strategy, including any increases in capital expenditures or operating costs, or limits to the useful lives of the five natural gas-fired energy centers.

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
Maintenance Outage
During its return to full power after the completion of the last refueling and maintenance outage in late December 2020, the Callaway Energy Center experienced a non-nuclear operating issue related to its generator. After replacement of certain key components of the generator, the energy center returned to service on August 4, 2021. The cost of generator repairs was approximately $60 million, which was largely capital expenditures. In April 2021, Ameren Missouri’s insurance claims were accepted by NEIL, which are expected to cover a significant portion of the capital expenditures and covered lost sales of up to $4.5 million weekly after March 17, 2021. Insurance recoveries related to lost sales were reflected in electric operating revenues and included in net energy costs under the FAC. Expected insurance recoveries related to the capital expenditures were reflected as a reduction to property, plant, and equipment. As of September 30, 2021, a $35 million insurance receivable was included in “Miscellaneous accounts receivable” on Ameren’s and Ameren Missouri’s balance sheets.
Insurance
The following table presents insurance coverage at Ameren Missouri’s Callaway Energy Center at September 30, 2021:

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
NOTE 11 – RETIREMENT BENEFITS
The following table presents the components of the net periodic benefit cost (income) incurred for Ameren’s pension and postretirement benefit plans for the three and nine months ended September 30, 2021 and 2020:

	Pension Benefits				Postretirement Benefits
	Three Months		Nine Months		Three Months		Nine Months
	2021	2020	2021	2020	2021	2020	2021	2020
Service cost(a)	$33	$28	$100	$83	$5	$4	$17	$14
Non-service cost components:
Interest cost	38	43	114	130	9	10	25	29
Expected return on plan assets	(74)	(73)	(223)	(218)	(20)	(20)	(60)	(60)
Amortization of:
Prior service benefit	—	—	—	(1)	(1)	(1)	(3)	(3)
Actuarial loss (gain)	18	15	55	45	(1)	(3)	(4)	(7)
Total non-service cost components(b)	$(18)	$(15)	$(54)	$(44)	$(13)	$(14)	$(42)	$(41)
Net periodic benefit cost (income)	$15	$13	$46	$39	$(8)	$(10)	$(25)	$(27)
(a)Service cost, net of capitalization, is reflected in “Operating Expenses – Other operations and maintenance” on Ameren’s statement of income.
(b)Non-service cost components are reflected in “Other Income, Net” on Ameren’s statement of income. See Note 5 – Other Income, Net, for additional information.
Ameren Missouri and Ameren Illinois are responsible for their respective share of Ameren’s pension and other postretirement costs. The following table presents the respective share of net periodic pension and other postretirement benefit costs (income) incurred for the three and nine months ended September 30, 2021 and 2020:

	Pension Benefits				Postretirement Benefits
	Three Months		Nine Months		Three Months		Nine Months
	2021	2020	2021	2020	2021	2020	2021	2020
Ameren Missouri(a)	$7	$5	$22	$16	$(1)	$(2)	$(3)	$(4)
Ameren Illinois	8	8	25	24	(8)	(8)	(23)	(24)
Other	—	—	(1)	(1)	1	—	1	1
Ameren(a)	$15	$13	$46	$39	$(8)	$(10)	$(25)	$(27)
(a)Does not include the impact of the regulatory tracking mechanism for the difference between the level of pension and postretirement benefit costs incurred by Ameren Missouri under GAAP and the level of such costs included in rates.

NOTE 12 – INCOME TAXES
The following table presents a reconciliation of the federal statutory corporate income tax rate to the effective income tax rate for the three and nine months ended September 30, 2021 and 2020:

	Ameren			Ameren Missouri			Ameren Illinois
	2021		2020	2021		2020	2021	2020
Three Months
Federal statutory corporate income tax rate	21%		21%	21%		21%	21%	21%
Increases (decreases) from:
Amortization of deferred investment tax credit	(1)		(1)	(1)		(1)	—	—
Amortization of excess deferred taxes	(8)		(9)	(17)		(16)	(2)	(3)
Depreciation differences	—		—	—		—	(1)	(1)
Renewable and other tax credits	(2)	(a)	(1)	(8)	(a)	(2)	—	—
State tax	4		4	4		4	7	7
Stock-based compensation	—		1	—		—	—	—
Effective income tax rate	14%		15%	(1)%		6%	25%	24%
Nine Months
Federal statutory corporate income tax rate	21%		21%	21%		21%	21%	21%
Increases (decreases) from:
Amortization of deferred investment tax credit	—		—	—		(1)	—	—
Amortization of excess deferred taxes	(9)		(9)	(17)		(16)	(3)	(3)
Renewable and other tax credits	(3)	(a)	(1)	(8)	(a)	(1)	—	—
State tax	5		5	3		3	7	7
Stock-based compensation	(1)		(1)	—		—	—	—
Effective income tax rate	13%		15%	(1)%		6%	25%	25%
(a)Includes credits associated with the High Prairie and Atchison renewable energy centers. Ameren Missouri placed the High Prairie renewable energy center in service in December 2020. Additionally, Ameren Missouri placed in service the wind turbines at its Atchison renewable energy center throughout the first half of 2021. The benefit of the credits associated with Missouri renewable energy standard compliance is refunded to customers through the RESRAM.
NOTE 13 – SUPPLEMENTAL INFORMATION
Cash, Cash Equivalents, and Restricted Cash
The following table provides a reconciliation of cash, cash equivalents, and restricted cash reported within the balance sheets and the statements of cash flows at September 30, 2021, and December 31, 2020:

	September 30, 2021			December 31, 2020
	Ameren	Ameren Missouri	Ameren Illinois	Ameren	Ameren Missouri	Ameren Illinois
“Cash and cash equivalents”	$7	$—	$—	$139	$136	$—
Restricted cash included in “Other current assets”	16	5	6	17	5	6
Restricted cash included in “Other assets”	116	—	116	141	—	141
Restricted cash included in “Nuclear decommissioning trust fund”	6	6	—	4	4	—
Total cash, cash equivalents, and restricted cash	$145	$11	$122	$301	$145	$147
Restricted cash included in “Other current assets” primarily represents funds held by an irrevocable Voluntary Employee Beneficiary Association (VEBA) trust, which provides health care benefits for active employees. Restricted cash included in “Other assets” on Ameren’s and Ameren Illinois’ balance sheets primarily represents amounts collected under a cost recovery rider restricted for use in the procurement of renewable energy credits and amounts in a trust fund restricted for the use of funding certain asbestos-related claims. As of September 30, 2021, the amounts collected under the cost recovery rider restricted for use in Ameren Illinois’ procurement of renewable energy credits were classified as non-current because the amount is not expected to be refunded to customers within a year due to changes to the rider pursuant to the CEJA.
Accounts Receivable
“Accounts receivable – trade” on Ameren’s and Ameren Illinois’ balance sheets include certain receivables purchased at a discount from alternative retail electric suppliers that elect to participate in the utility consolidated billing program. At September 30, 2021, and December 31, 2020, “Other current liabilities” on Ameren’s and Ameren Illinois’ balance sheets included payables for purchased receivables of $35 million and $28 million, respectively.

The following table provides a reconciliation of the beginning and ending amount of the allowance for doubtful accounts for the three and nine months ended September 30, 2021 and 2020:

	Three Months		Nine Months
	2021	2020	2021		2020
Ameren:
Beginning of period	$42	$25	$50		$17
Bad debt expense	7	21	8		31
Net write-offs	(13)	(2)	(22)		(4)
End of period	$36	$44	$36		$44
Ameren Missouri:
Beginning of period	$16	$9	$16		$7
Bad debt expense	2	5	5		9
Net write-offs	(4)	—	(7)		(2)
End of period	$14	$14	$14		$14
Ameren Illinois:(a)
Beginning of period	$26	$16	$34		$10
Bad debt expense	5	16	3	(b)	22
Net write-offs	(9)	(2)	(15)		(2)
End of period	$22	$30	$22		$30
(a)Ameren Illinois has rate-adjustment mechanisms that allow it to recover the difference between its actual net bad debt write-offs under GAAP, including those associated with receivables purchased from alternative retail electric suppliers, and the amount of net bad debt write-offs included in its base rates.
(b)In the nine months ended September 30, 2021, Ameren Illinois’ bad debt expense was reduced as a result of incremental state funding received for customer bill assistance. The incremental state funding granted relief to low-income customers at risk of service disconnection resulting from the impacts of the COVID-19 pandemic.
Net write-offs increased for the three and nine months ended September 30, 2021, compared with the year-ago periods, due to the resumption of disconnection activities for nonpayment. See Note 2 – Rate and Regulatory Matters in this report and under Part II, Item 8, in the Form 10-K for additional information.
Supplemental Cash Flow Information
The following table provides noncash financing and investing activity excluded from the statements of cash flows for the nine months ended September 30, 2021 and 2020:

	September 30, 2021			September 30, 2020
	Ameren	Ameren Missouri	Ameren Illinois	Ameren	Ameren Missouri	Ameren Illinois
Investing
Accrued capital expenditures, including wind generation expenditures	$396	$209	$182	$311	$115	$191
Net realized and unrealized gain – nuclear decommissioning trust fund	85	85	—	43	43	—
Financing
Issuance of common stock for stock-based compensation	$33	$—	$—	$38	$—	$—
Asset Retirement Obligations
The following table provides a reconciliation of the beginning and ending carrying amount of AROs for the nine months ended September 30, 2021:

	Ameren Missouri		Ameren Illinois		Ameren
Balance at December 31, 2020	$751		$5	(a)	$756	(b)
Liabilities incurred	18	(c)	—		18	(c)
Liabilities settled	(23)		—		(23)
Accretion	23	(d)	—		23	(d)
Change in estimates	(10)	(e)	—		(10)	(e)
Balance at September 30, 2021	$759		$5	(a)	$764	(b)
(a)Included in “Other deferred credits and liabilities” on the balance sheet.
(b)Balance included $59 million and $60 million in “Other current liabilities” on the balance sheet as of September 30, 2021, and December 31, 2020, respectively.
(c)During the first nine months of 2021, Ameren Missouri recorded an ARO related to the decommissioning of the Atchison Renewable Energy Center.
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
For the nine months ended September 30, 2021 and 2020, excess tax benefits associated with the settlement of stock-based compensation awards reduced income tax expense by $5 million and $8 million, respectively.
Deferred Compensation
As of September 30, 2021, and December 31, 2020, the present value of benefits to be paid for deferred compensation obligations was $91 million and $90 million, respectively, which was primarily reflected in “Other deferred credits and liabilities” on Ameren's consolidated balance sheet.
Operating Revenues
As of September 30, 2021 and 2020, our remaining performance obligations for contracts with a term greater than one year were immaterial. The Ameren Companies elected not to disclose the aggregate amount of the transaction price allocated to the performance obligations that are unsatisfied as of the end of the reporting period for contracts with an initial expected term of one year or less.
See Note 14 – Segment Information for disaggregated revenue information.
Excise Taxes
Ameren Missouri and Ameren Illinois collect from their customers excise taxes, including municipal and state excise taxes and gross receipts taxes that are levied on the sale or distribution of natural gas and electricity. The following table presents the excise taxes recorded on a gross basis in “Operating Revenues – Electric,” “Operating Revenues – Natural gas” and “Operating Expenses – Taxes other than income taxes” on the statements of income for the three and nine months ended September 30, 2021 and 2020:

	Three Months		Nine Months
	2021	2020	2021	2020
Ameren Missouri	$54	$45	$120	$111
Ameren Illinois	27	26	93	87
Ameren	$81	$71	$213	$198
Earnings per Share
The following table reconciles the basic weighted-average number of common shares outstanding to the diluted weighted-average number of common shares outstanding for the three and nine months ended September 30, 2021 and 2020:

	Three Months		Nine Months
	2021	2020	2021	2020
Weighted-average Common Shares Outstanding – Basic	257.3	247.1	255.9	246.8
Assumed settlement of performance share units and restricted stock units	1.3	1.5	1.3	1.2
Dilutive effect of forward sale agreements	—	0.6	—	0.4
Weighted-average Common Shares Outstanding – Diluted(a)	258.6	249.2	257.2	248.4
(a)There was an immaterial number of anti-dilutive securities excluded from the earnings per diluted share calculations for the three and nine months ended September 30, 2021.There were no anti-dilutive securities excluded from the earnings per diluted share calculations for the three and nine months ended September 30, 2020.

NOTE 14 – SEGMENT INFORMATION
The following tables present revenues, net income (loss) attributable to common shareholders, and capital expenditures by segment at Ameren and Ameren Illinois for the three and nine months ended September 30, 2021 and 2020. Ameren, Ameren Missouri, and Ameren Illinois management review segment capital expenditure information rather than any individual or total asset amount. For additional information about our segments, see Note 16 – Segment Information under Part II, Item 8, of the Form 10-K.
Ameren

	Ameren Missouri		Ameren Illinois Electric Distribution	Ameren Illinois Natural Gas	Ameren Transmission		Other	Intersegment Eliminations	Ameren
Three Months 2021:
External revenues	$1,118		$425	$127	$141		$—	$—	$1,811
Intersegment revenues	11		3	—	19		—	(33)	—
Net income (loss) attributable to Ameren common shareholders	375		36	(8)	73	(a)	(51)	—	425
Capital expenditures	466	(b)	143	93	154		2	(8)	850	(b)
Three Months 2020:
External revenues	$990		$390	$122	$126		$—	$—	$1,628
Intersegment revenues	11		1	—	15		—	(27)	—
Net income (loss) attributable to Ameren common shareholders	297		34	2	62	(a)	(28)	—	367
Capital expenditures	262		129	81	185		2	(3)	656
Nine Months 2021:
External revenues	$2,612		$1,222	$642	$373		$—	$—	$4,849
Intersegment revenues	30		5	—	53		—	(88)	—
Net income (loss) attributable to Ameren common shareholders	533		123	75	175	(a)	(41)	—	865
Capital expenditures	1,567	(b)	429	202	426		3	(14)	2,613	(b)
Nine Months 2020:
External revenues	$2,442		$1,131	$533	$360		$—	$—	$4,466
Intersegment revenues	31		2	—	40		—	(73)	—
Net income (loss) attributable to Ameren common shareholders	439		107	66	168	(a)	(24)	—	756
Capital expenditures	778		391	221	490		4	—	1,884
(a)Ameren Transmission earnings reflect an allocation of financing costs from Ameren (parent).
(b)Includes $98 million and $515 million at Ameren and Ameren Missouri for wind generation expenditures for the three and nine months ended September 30, 2021, respectively.

Ameren Illinois

	Ameren Illinois Electric Distribution	Ameren Illinois Natural Gas	Ameren Illinois Transmission	Intersegment Eliminations	Ameren Illinois
Three Months 2021:
External revenues	$428	$127	$90	$—	$645
Intersegment revenues	—	—	18	(18)	—
Net income (loss) available to common shareholder	36	(8)	51	—	79
Capital expenditures	143	93	144	—	380
Three Months 2020:
External revenues	$391	$122	$76	$—	$589
Intersegment revenues	—	—	15	(15)	—
Net income available to common shareholder	34	2	41	—	77
Capital expenditures	129	81	160	—	370
Nine Months 2021:
External revenues	$1,227	$642	$228	$—	$2,097
Intersegment revenues	—	—	49	(49)	—
Net income available to common shareholder	123	75	116	—	314
Capital expenditures	429	202	395	—	1,026
Nine Months 2020:
External revenues	$1,133	$533	$213	$—	$1,879
Intersegment revenues	—	—	39	(39)	—
Net income available to common shareholder	107	66	107	—	280
Capital expenditures	391	221	419	—	1,031
The following tables present disaggregated revenues by segment at Ameren and Ameren Illinois for the three and nine months ended September 30, 2021 and 2020. Economic factors affect the nature, timing, amount, and uncertainty of revenues and cash flows in a similar manner across customer classes. Revenues from alternative revenue programs have a similar distribution among customer classes as revenues from contracts with customers. Other revenues not associated with contracts with customers are presented in the Other customer classification, along with electric transmission and off-system revenues.
Ameren

	Ameren Missouri	Ameren Illinois Electric Distribution	Ameren Illinois Natural Gas	Ameren Transmission	Intersegment Eliminations	Ameren
Three Months 2021:
Residential	$537	$258	$—	$—	$—	$795
Commercial	412	143	—	—	—	555
Industrial	98	26	—	—	—	124
Other	66	1	—	160	(33)	194
Total electric revenues	$1,113	$428	$—	$160	$(33)	$1,668
Residential	$9	$—	$75	$—	$—	$84
Commercial	4	—	23	—	—	27
Industrial	—	—	3	—	—	3
Other	3	—	26	—	—	29
Total natural gas revenues	$16	$—	$127	$—	$—	$143
Total revenues(a)	$1,129	$428	$127	$160	$(33)	$1,811

	Ameren Missouri	Ameren Illinois Electric Distribution	Ameren Illinois Natural Gas	Ameren Transmission	Intersegment Eliminations	Ameren
Three Months 2020:
Residential	$455	$234	$—	$—	$—	$689
Commercial	343	127	—	—	—	470
Industrial	87	26	—	—	—	113
Other	99	4	—	141	(27)	217
Total electric revenues	$984	$391	$—	$141	$(27)	$1,489
Residential	$8	$—	$68	$—	$—	$76
Commercial	3	—	18	—	—	21
Industrial	1	—	5	—	—	6
Other	5	—	31	—	—	36
Total natural gas revenues	$17	$—	$122	$—	$—	$139
Total revenues(a)	$1,001	$391	$122	$141	$(27)	$1,628
Nine Months 2021:
Residential	$1,177	$705	$—	$—	$—	$1,882
Commercial	899	402	—	—	—	1,301
Industrial	221	94	—	—	—	315
Other	246	26	—	426	(88)	610
Total electric revenues	$2,543	$1,227	$—	$426	$(88)	$4,108
Residential	$54	$—	$438	$—	$—	$492
Commercial	23	—	116	—	—	139
Industrial	2	—	20	—	—	22
Other	20	—	68	—	—	88
Total natural gas revenues	$99	$—	$642	$—	$—	$741
Total revenues(a)	$2,642	$1,227	$642	$426	$(88)	$4,849
Nine Months 2020:
Residential	$1,111	$664	$—	$—	$—	$1,775
Commercial	828	365	—	—	—	1,193
Industrial	207	91	—	—	—	298
Other	240	13	—	400	(73)	580
Total electric revenues	$2,386	$1,133	$—	$400	$(73)	$3,846
Residential	$52	$—	$375	$—	$—	$427
Commercial	20	—	94	—	—	114
Industrial	3	—	11	—	—	14
Other	12	—	53	—	—	65
Total natural gas revenues	$87	$—	$533	$—	$—	$620
Total revenues(a)	$2,473	$1,133	$533	$400	$(73)	$4,466
(a)The following table presents increases/(decreases) in revenues from alternative revenue programs and other revenues not from contracts with customers for the three and nine months ended September 30, 2021 and 2020:

	Ameren Missouri		Ameren Illinois Electric Distribution	Ameren Illinois Natural Gas	Ameren Transmission	Ameren
Three Months 2021:
Revenues from alternative revenue programs	$6		$(97)	$(5)	$1	$(95)
Other revenues not from contracts with customers	7	(a)	6	—	—	13	(a)
Three Months 2020:
Revenues from alternative revenue programs	$1		$(110)	$3	$4	$(102)
Other revenues not from contracts with customers	6		5	—	—	11
Nine Months 2021:
Revenues from alternative revenue programs	$(9)		$(2)	$—	$5	$(6)
Other revenues not from contracts with customers	71	(a)	9	2	—	82	(a)
Nine Months 2020:
Revenues from alternative revenue programs	$(8)		$(59)	$17	$34	$(16)
Other revenues not from contracts with customers	21		6	1	—	28

(a)Includes insurance recoveries related to lost sales associated with the Callaway Energy Center maintenance outage. See Note 10 – Callaway Energy Center for additional information.
Ameren Illinois

	Ameren Illinois Electric Distribution	Ameren Illinois Natural Gas	Ameren Illinois Transmission	Intersegment Eliminations	Ameren Illinois
Three Months 2021:
Residential	$258	$75	$—	$—	$333
Commercial	143	23	—	—	166
Industrial	26	3	—	—	29
Other	1	26	108	(18)	117
Total revenues(a)	$428	$127	$108	$(18)	$645
Three Months 2020:
Residential	$234	$68	$—	$—	$302
Commercial	127	18	—	—	145
Industrial	26	5	—	—	31
Other	4	31	91	(15)	111
Total revenues(a)	$391	$122	$91	$(15)	$589
Nine Months 2021:
Residential	$705	$438	$—	$—	$1,143
Commercial	402	116	—	—	518
Industrial	94	20	—	—	114
Other	26	68	277	(49)	322
Total revenues(a)	$1,227	$642	$277	$(49)	$2,097
Nine Months 2020:
Residential	$664	$375	$—	$—	$1,039
Commercial	365	94	—	—	459
Industrial	91	11	—	—	102
Other	13	53	252	(39)	279
Total revenues(a)	$1,133	$533	$252	$(39)	$1,879
(a)The following table presents increases/(decreases) in revenues from alternative revenue programs and other revenues not from contracts with customers for the Ameren Illinois segments for the three and nine months ended September 30, 2021 and 2020:

	Ameren Illinois Electric Distribution	Ameren Illinois Natural Gas	Ameren Illinois Transmission	Ameren Illinois
Three Months 2021:
Revenues from alternative revenue programs	$(97)	$(5)	$3	$(99)
Other revenues not from contracts with customers	6	—	—	6
Three Months 2020:
Revenues from alternative revenue programs	$(110)	$3	$5	$(102)
Other revenues not from contracts with customers	5	—	—	5
Nine Months 2021:
Revenues from alternative revenue programs	$(2)	$—	$4	$2
Other revenues not from contracts with customers	9	2	—	11
Nine Months 2020:
Revenues from alternative revenue programs	$(59)	$17	$29	$(13)
Other revenues not from contracts with customers	6	1	—	7
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
OVERVIEW
Net income attributable to Ameren common shareholders in the three months ended September 30, 2021, was $425 million, or $1.65 per diluted share, compared with $367 million, or $1.47 per diluted share, in the year-ago period. Net income attributable to common shareholders in the nine months ended September 30, 2021, was $865 million, or $3.36 per diluted share, compared with $756 million, or $3.04 per diluted share, in the year-ago period. Net income for the three and nine months ended September 30, 2021, compared to the year-ago periods, was favorably affected by increased infrastructure investments at Ameren Missouri, Ameren Transmission, and Ameren Illinois Electric Distribution; increased Ameren Missouri electric retail sales, primarily resulting from improving economic conditions and the effects of weather; higher delivery service rates at Ameren Illinois Natural Gas; and a higher recognized ROE at Ameren Illinois Electric Distribution. Net income for the three months ended September 30, 2021, compared to the year-ago period, was also favorably affected by a change in rate design at Ameren Missouri, which resulted in more revenues in the third quarter of 2021 due to a change in the timing of transition from summer to winter volumetric rates. Net income for the nine months ended September 30, 2021, compared to the year-ago period, was favorably affected by the results of Ameren Missouri’s March 2020 electric rate order. Earnings for the three and nine months ended September 30, 2021, compared to the year-ago periods, were unfavorably affected by the effect of dilution; higher other operations and maintenance expenses at Ameren Missouri due to the amortization of expenses, beginning in January 2021, related to the 2020 scheduled refueling and maintenance outage at the Callaway Energy Center pursuant to the MoPSC’s February 2020 order; increased financing costs at Ameren Missouri and Ameren (parent), primarily due to higher long-term debt balances; increased depreciation and amortization expenses not recoverable under riders or trackers at Ameren Missouri and Ameren Illinois Natural Gas, primarily due to additional property, plant, and equipment investments; and decreased income tax benefit at Ameren (parent), due to decreased interim period income tax benefits in 2021, largely related to wind generation facilities. Net income for the three months ended September 30, 2021, compared to the year-ago period, was also unfavorably affected by a change in rate design at Ameren Illinois Natural Gas, which concentrates more revenues in the winter heating season due to an increase in volumetric rates. Net income for the nine months ended September 30, 2021, compared to the year-ago period, was unfavorably affected by the absence in 2021 of the FERC’s May 2020 order addressing the allowed base ROE for FERC regulated transmission rate base under the MISO tariff, which increased earnings in the year-ago period, and the result of the FERC’s March 2021 order, primarily related to the historical recovery of materials and supplies inventories.
Ameren’s strategic plan includes investing and operating its utilities in a manner consistent with existing regulatory frameworks, enhancing those frameworks, and advocating for responsible energy and economic policies, as well as creating and capitalizing on opportunities for investment for the benefit of its customers, shareholders, and the environment. Ameren remains focused on disciplined cost management and strategic capital allocation. Ameren invested $2.6 billion in its rate-regulated businesses in the nine months ended September 30, 2021.
The COVID-19 pandemic continues to affect our results of operations, financial position, and liquidity, but we continue to expect gradual improvement in sales volumes in 2021, compared to 2020. In the first nine months of 2021, our sales volumes, excluding the estimated effects of weather and customer energy-efficiency programs, increased compared to the same period in 2020. However, our accounts receivable balances that were past due or that were a part of a deferred payment arrangement are higher than normal historical levels, as customer payments have been affected. The continued effect of the COVID-19 pandemic on our results of operations, financial position, and liquidity in subsequent periods will depend on its severity and longevity, future regulatory or legislative actions with respect thereto, and the resulting impact on business, economic, and capital market conditions. In general, restrictions on social activities and nonessential businesses implemented in our service territories in 2020 have been relaxed. We continue to assess the impacts the COVID-19 pandemic is having on our businesses, including impacts on electric and natural gas sales volumes, liquidity, bad debt expense, and supply chain operations. For further discussion of these and other matters discussed below, see Note 2 – Rate and Regulatory Matters under Part I, Item 1, of this report, and Results of Operations, Liquidity and Capital Resources, and Outlook sections below. In addition, for information regarding Ameren Illinois’ suspension and subsequent reinstatement of customer disconnection activities and late fee charges for nonpayment, see Note 2 – Rate and Regulatory Matters under Part I, Item 1, of this report and under Part II, Item 8, of the Form 10-K.
Due to extremely cold winter weather in mid-February 2021, Ameren Missouri and Ameren Illinois experienced higher than anticipated commodity costs for natural gas purchased for resale and purchased power, which contributed to the acceleration of the timing of certain planned 2021 debt issuances. Ameren Missouri and Ameren Illinois have cost recovery mechanisms in place that provide recovery of the higher natural gas costs and purchased power from customers over periods of time established under the applicable mechanisms.
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
In March 2021, Ameren Missouri filed requests with the MoPSC seeking approval to increase its annual revenues for electric service and natural gas delivery service by $299 million and $9 million, respectively. The electric rate increase request is based on a 9.9% ROE, a capital structure composed of 51.9% common equity, a rate base of $10.0 billion and a test year ended December 31, 2020, with certain pro-forma adjustments expected through a true-up date of September 30, 2021. In October 2021, the MoPSC staff recommended increases to Ameren Missouri's annual electric service and natural gas delivery revenues of $188 million and $4 million, respectively. The MoPSC staff’s recommended electric service revenue increase is based on a 9.5% ROE, a capital structure composed of 50.32% common equity, which was Ameren Missouri’s June 2021 capital structure, and a rate base of $10.0 billion. Ameren Missouri anticipates that the MoPSC staff will update its recommendation for Ameren Missouri’s September 2021 capital structure. The MoPSC staff’s recommendation also includes lower depreciation, primarily on distribution investments, than reflected in Ameren Missouri’s request, and a lower estimated headcount, resulting in lower payroll and benefit costs, among other things. Decisions by the MoPSC are expected by mid-February 2022, with new rates effective by late February 2022.
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
In August 2021, a three-judge panel of the United States Court of Appeals for the Eighth Circuit issued a decision that affirmed the United States District Court for the Eastern District of Missouri’s January 2017 liability ruling and the district court’s September 2019 remedy order as it related to the installation of a flue gas desulfurization system at the Rush Island Energy Center, but reversed the order as it related to the installation of a dry sorbent injection system at the Labadie Energy Center. For additional information on the NSR and Clean Air Act litigation, see Note 9 – Commitments and Contingencies under Part I, Item 1, of this report.
In September 2021, the MoPSC issued an order approving Ameren Missouri’s energy savings results for the second year of the MEEIA 2019 program. As a result of this order, and in accordance with revenue recognition guidance, Ameren Missouri recognized revenues of $9 million in the third quarter of 2021.
In March 2021, the ICC issued an order approving Ameren Illinois’ requested tariff to reconcile its electric distribution service revenue requirement once Ameren Illinois ceases to update customer rates under performance-based formula ratemaking. The last update under such ratemaking is anticipated to be for 2023 customer rates. The tariff would allow Ameren Illinois to reconcile its revenue requirement for customer rates established for 2022 and 2023. To utilize the reconciliation, Ameren Illinois is required to file a request to update its electric distribution service rates through either a traditional regulatory rate review, which may be based on a future test year and would reflect a proposed ROE subject to ICC approval, or through the filing of an MYRP, which Ameren Illinois expects to file for rates effective beginning in 2024 pursuant to the CEJA as described below. Based on AIC’s anticipated last year setting rates under IEIMA performance-based formula ratemaking, the rate update request would need to be filed by mid-January 2023. Pursuant to the order, Ameren Illinois’ 2022 and 2023 revenues would reflect each year’s actual recoverable costs, year-end rate base, and a return at the applicable WACC, with the ROE component based on the annual average of the monthly yields of the 30-year United States Treasury bonds plus 580 basis points. The revenue requirement reconciliation adjustment would be collected from, or refunded to, customers within two years from the end of the reconciled year.
In September 2021, the CEJA was enacted, which resulted in changes to the regulatory framework applicable to Ameren Illinois’ electric distribution business, among other things. The CEJA allows Ameren Illinois to file an MYRP with the ICC by mid-January 2023, with rates effective beginning in 2024. Subject to stakeholder workshops regarding the MYRP ratemaking process, including establishing performance metrics, Ameren Illinois anticipates filing an MYRP by mid-January 2023 to establish rates for 2024. Under the MYRP, the ICC would approve base rates for electric distribution service to be charged to customers for each calendar year of a four-year period, based on each year's forecasted recoverable costs, an ROE approved by the ICC and applied to each calendar year of the four-year period, and a common equity ratio of up to 50% being deemed prudent and reasonable by law, with a higher equity ratio requiring specific ICC approval. The approved ROE would be subject to adjustment during the four-year period based on certain performance metrics, with aggregate symmetrical performance-based ROE incentives and penalties ranging from 20 to 60 basis points. The MYRP would also allow Ameren Illinois to reconcile electric distribution service rates to its actual revenue requirement on an annual basis, subject to an aggregate reconciliation cap of 105% of the annual revenue requirement approved by the ICC. Certain variations from forecasted costs and costs recovered through riders outside of base rates would be excluded from the reconciliation cap. Electric distribution service revenues would continue to be decoupled from sales volumes under an MYRP. If Ameren Illinois does not file an MYRP for rates effective beginning in 2024, its next opportunity to file an MYRP would be for rates effective beginning in 2028. Ameren Illinois expects to continue to use the current IEIMA performance-based formula ratemaking framework to establish annual customer rates effective through 2023 and reconcile the related revenue requirements. In order to utilize the IEIMA reconciliation, Ameren Illinois must file either a traditional regulatory rate review or an MYRP pursuant to the CEJA by mid-January 2023.
In April 2021, Ameren Illinois filed its annual electric distribution service performance-based formula rate update to be used for 2022 rates with the ICC. In August 2021, Ameren Illinois filed a revised request seeking to increase its annual revenues for electric distribution service by $59 million. Also in August 2021, the ICC staff submitted its calculation of the revenue requirement included in Ameren Illinois’ update filing, recommending an amount comparable to Ameren Illinois’ filing. An ICC decision in this proceeding is required by December 2021, with new rates effective in January 2022.
In May 2021, Ameren Illinois filed its annual electric customer energy-efficiency formula rate update to be used for 2022 rates with the ICC. In September 2021, Ameren Illinois filed a revised request to increase its rates by $10 million, which is comparable to a calculation submitted by the ICC staff in August 2021. An ICC decision in this proceeding is required by December 2021, with new rates effective in January 2022.
In July 2021, the ICC issued an order approving Ameren Illinois’ energy-efficiency plan that includes annual investments in electric energy-efficiency programs of approximately $100 million per year from 2022 through 2025. Pursuant to the CEJA, the annual investments in electric energy-efficiency programs may increase by approximately $10 million to $40 million, with the increase depending on the election of certain customers to participate in the programs. Those customers have until late January 2022 to decide if they will participate in the four-year programs. The ICC has the ability to reduce the amount of electric energy-efficiency savings goals in future plan program years if there are insufficient cost-effective programs available, which could reduce the investments in electric energy-efficiency programs. The electric energy-efficiency program investments and the return on those investments are collected from customers through a rider and are not recovered through the electric distribution service performance-based formula ratemaking framework.
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
We continue to assess the impacts of the COVID-19 pandemic on our businesses, including impacts on electric and natural gas sales volumes, liquidity, supply chain operations, and bad debt expense. Regarding uncollectible accounts receivable, Ameren Illinois’ electric distribution and natural gas distribution businesses have bad debt riders, which provide for recovery of bad debt write-offs, net of any subsequent recoveries. Ameren Missouri does not have a bad debt rider or tracker, and thus its earnings are exposed to increases in bad debt expense, absent regulatory relief. However, Ameren Missouri has not experienced and does not expect a material impact to earnings from increases in bad debt expense. As of September 30, 2021, accounts receivable balances that were 30 days or greater past due or that were a part of a deferred payment arrangement represented 18%, 12%, and 25%, or $97 million, $33 million, and $64 million, of Ameren’s, Ameren Missouri’s, and Ameren Illinois’ customer trade receivables before allowance for doubtful accounts, respectively. In comparison, as of September 30, 2019, these percentages were 13%, 9%, and 18%, or $65 million, $23 million, and $42 million, for Ameren, Ameren Missouri, and Ameren Illinois, respectively. Ameren Missouri's electric sales volumes have been, and continue to be, affected by the COVID-19 pandemic. In the three and nine months ended September 30, 2021, compared to the same periods in 2020, Ameren Missouri experienced an increase in commercial and residential electric sales volumes, partially offset by decreased electric sales volumes to lower margin industrial customers in the three months ended September 30, 2021, excluding the estimated effects of weather and customer energy-efficiency programs. The following table provides the increases and (decreases) in Ameren Missouri electric sales volumes by customer class for the three and nine months ended September 30, 2021, compared to the same periods in 2020, excluding the estimated effects of weather and customer energy-efficiency programs:

Ameren Missouri Customer Class	Three months ended September 30, 2021, versus same period in 2020	Nine months ended September 30, 2021, versus same period in 2020
Residential	4.4%	1.3%
Commercial	5.1%	3.4%
Industrial	(2.0)%	1.1%
Total	3.8%	2.1%
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
Earnings Summary
The following table presents a summary of Ameren’s earnings for the three and nine months ended September 30, 2021 and 2020:

	Three Months		Nine Months
	2021	2020	2021	2020
Net income attributable to Ameren common shareholders	$425	$367	$865	$756
Earnings per common share – diluted	1.65	1.47	3.36	3.04
Net income attributable to Ameren common shareholders increased $58 million, or 18 cents per diluted share, in the three months ended September 30, 2021, compared with the year-ago period. The increase was due to net income increases of $78 million, $11 million, and $2 million at Ameren Missouri, Ameren Transmission, and Ameren Illinois Electric Distribution, respectively. These increases were partially offset by a $23 million increase in the net loss for activity not reported as part of a segment, primarily at Ameren (parent), and by a net loss of $8 million at Ameren Illinois Natural Gas, compared with net income of $2 million in the year-ago period.
Net income attributable to Ameren common shareholders increased $109 million, or 32 cents per diluted share, in the nine months ended September 30, 2021, compared with the year-ago period. The increase was due to net income increases of $94 million, $16 million, $9 million, and $7 million at Ameren Missouri, Ameren Illinois Electric Distribution, Ameren Illinois Natural Gas, and Ameren Transmission, respectively. These increases were partially offset by a $17 million increase in the net loss for activity not reported as part of a segment, primarily at Ameren (parent).

Earnings per diluted share were favorably affected in the three and nine months ended September 30, 2021, compared to the year-ago periods (except where a specific period is referenced), by:
•a change in rate design pursuant to the MoPSC’s March 2020 electric rate order that resulted in more revenues in the third quarter of 2021 due to a change in the timing of transition from summer to winter volumetric rates, which increased margins at Ameren Missouri for the three months ended September 30, 2021, but will not materially affect full year results (19 cents per share for the three months ended September 30, 2021);
•investments in infrastructure and wind generation pursuant to the PISA and the RESRAM, which resulted in increased deferral of interest expense (7 cents and 14 cents per share, respectively);
•increased rate base investments at Ameren Transmission and Ameren Illinois Electric Distribution and a higher recognized ROE at Ameren Illinois Electric Distribution, which increased revenues at these segments (5 cents and 14 cents per share, respectively);
•the results of the MoPSC’s March 2020 electric rate order, as discussed in Note 2 – Rate and Regulatory Matters under Part II, Item 8, of the Form 10-K, which reduced the base level of expenses at Ameren Missouri, partially offset by lower base rates, net of recovery for amounts associated with the reduction in sales volumes resulting from MEEIA programs and recoverable depreciation under the PISA (10 cents per share for the nine months ended September 30, 2021);
•increased electric retail sales, excluding the estimated effects of weather and MEEIA, at Ameren Missouri, largely due to improving economic conditions, which resulted in increased sales volumes to commercial and residential customers, partially offset by decreased sales volumes to industrial customers in the three months ended September 30, 2021 (7 cents and 10 cents per share, respectively);
•the impact of weather on electric retail sales at Ameren Missouri, primarily resulting from colder winter and warmer summer temperatures experienced in 2021 (estimated at 3 cents and 8 cents per share, respectively);
•higher base rates pursuant to the ICC's January 2021 natural gas rate order, which increased margins at Ameren Illinois Natural Gas (1 cent and 5 cents per share, respectively);
•the results of true-ups to the revenue requirement reconciliation adjustment related to Ameren Illinois’ rates for electric distribution delivery service and electric customer energy-efficiency program investments (1 cent and 2 cents per share, respectively); and
•the absence of charitable donations made in 2020 pursuant to the MoPSC’s March 2020 electric rate order (2 cents per share for the nine months ended September 30, 2021).
Earnings per diluted share were unfavorably affected in the three and nine months ended September 30, 2021, compared to the year-ago periods (except where a specific period is referenced), by:
•increased weighted-average basic common shares outstanding resulting from issuances of common shares as detailed in Note 4 – Long-term Debt and Equity Financings under Part I, Item 1, of this report, and Note 5 – Long Term Debt and Equity Financings under Part II, Item 8, of the Form 10-K (7 cents and 13 cents per share, respectively);
•the absence in 2021 of the FERC’s May 2020 order addressing the allowed base ROE for FERC regulated transmission rate base under the MISO tariff, which increased Ameren Transmission earnings in the year-ago period, and the result of the FERC’s March 2021 order, primarily related to the historical recovery of materials and supplies inventories, which decreased Ameren Transmission earnings in 2021 (7 cents per share for the nine months ended September 30, 2021);
•increased other operations and maintenance expenses at Ameren Missouri due to the amortization of expenses, beginning in January 2021, related to the 2020 scheduled refueling and maintenance outage at the Callaway Energy Center pursuant to the MoPSC’s February 2020 order, and increased energy center and distribution maintenance costs for the three months ended September 30, 2021, due to the deferral of projects in the year-ago period (7 cents and 6 cents per share, respectively);
•increased financing costs, primarily at Ameren Missouri and Ameren (parent), largely due to higher long-term debt balances (1 cent and 5 cents per share, respectively);
•increased depreciation and amortization expenses not recoverable under riders or trackers at Ameren Missouri and Ameren Illinois Natural Gas, primarily due to additional property, plant, and equipment investments (2 cents and 4 cents per share, respectively);
•a change in rate design pursuant to the ICC's January 2021 natural gas rate order that concentrates more revenues in the winter heating season due to an increase in volumetric rates, which decreased margins at Ameren Illinois Natural Gas for the three months ended September 30, 2021, but is not expected to materially impact full year results (3 cents per share for the three months ended September 30, 2021); and
•decreased income tax benefit at Ameren (parent), primarily due to year-over-year timing differences, partially offset by increased income tax benefits at Ameren Missouri, primarily due to year-over-year timing differences associated with the recognition of excess deferred income taxes, both of which are not expected to materially impact full year results (5 cents and 2 cents per share, respectively).
The cents per share variances above are presented based on the weighted-average basic common shares outstanding in the three and nine months ended September 30, 2020, and do not reflect the impact of dilution on earnings per share, unless otherwise noted. Amounts other than variances related to income taxes have been presented net of income taxes using Ameren’s 2021 blended federal and state statutory tax rate of 26%. For additional details regarding the Ameren Companies’ results of operations, including explanations of Electric and Natural Gas Margins, Other Operations and Maintenance Expenses, Depreciation and Amortization Expenses, Taxes Other Than Income Taxes, Other Income, Net, Interest Charges, and Income Taxes, see the major headings below.

Below is Ameren’s table of income statement components by segment for the three and nine months ended September 30, 2021 and 2020:

	Ameren Missouri	Ameren Illinois Electric Distribution	Ameren Illinois Natural Gas	Ameren Transmission	Other / Intersegment Eliminations	Ameren
Three Months 2021:
Electric margins	$872	$302	$—	$160	$(9)	$1,325
Natural gas margins	12	—	86	—	—	98
Other operations and maintenance expenses	(240)	(148)	(55)	(16)	2	(457)
Depreciation and amortization expenses	(161)	(78)	(22)	(28)	(1)	(290)
Taxes other than income taxes	(104)	(21)	(12)	(2)	(3)	(142)
Other income, net	27	10	4	5	10	56
Interest charges	(32)	(19)	(11)	(20)	(12)	(94)
Income (taxes) benefit	2	(10)	2	(26)	(38)	(70)
Net income (loss)	376	36	(8)	73	(51)	426
Noncontrolling interests – preferred stock dividends	(1)	—	—	—	—	(1)
Net income (loss) attributable to Ameren common shareholders	$375	$36	$(8)	$73	$(51)	$425
Three Months 2020:
Electric margins	$795	$279	$—	$141	$(7)	$1,208
Natural gas margins	12	—	93	—	—	105
Other operations and maintenance expenses	(221)	(133)	(52)	(14)	2	(418)
Depreciation and amortization expenses	(154)	(71)	(21)	(25)	(2)	(273)
Taxes other than income taxes	(92)	(21)	(11)	(2)	(2)	(128)
Other income, net	26	9	4	4	5	48
Interest charges	(50)	(19)	(10)	(19)	(12)	(110)
Income taxes	(18)	(10)	(1)	(22)	(12)	(63)
Net income (loss)	298	34	2	63	(28)	369
Noncontrolling interests – preferred stock dividends	(1)	—	—	(1)	—	(2)
Net income (loss) attributable to Ameren common shareholders	$297	$34	$2	$62	$(28)	$367
Nine Months 2021:
Electric margins	$1,926	$880	$—	$426	$(25)	$3,207
Natural gas margins	59	—	407	—	—	466
Other operations and maintenance expenses	(683)	(402)	(164)	(46)	6	(1,289)
Depreciation and amortization expenses	(474)	(230)	(66)	(83)	(3)	(856)
Taxes other than income taxes	(266)	(59)	(52)	(6)	(9)	(392)
Other income, net	74	29	10	10	28	151
Interest charges	(107)	(56)	(31)	(63)	(33)	(290)
Income (taxes) benefit	7	(38)	(29)	(63)	(5)	(128)
Net income (loss)	536	124	75	175	(41)	869
Noncontrolling interests – preferred stock dividends	(3)	(1)	—	—	—	(4)
Net income (loss) attributable to Ameren common shareholders	$533	$123	$75	$175	$(41)	$865
Nine Months 2020:
Electric margins	$1,862	$823	$—	$400	$(22)	$3,063
Natural gas margins	58	—	379	—	—	437
Other operations and maintenance expenses	(662)	(381)	(161)	(43)	7	(1,240)
Depreciation and amortization expenses	(448)	(213)	(62)	(72)	(4)	(799)
Taxes other than income taxes	(254)	(59)	(46)	(6)	(7)	(372)
Other income, net	55	25	11	9	17	117
Interest charges	(140)	(55)	(30)	(58)	(28)	(311)
Income (taxes) benefit	(29)	(32)	(24)	(61)	12	(134)
Net income (loss)	442	108	67	169	(25)	761
Noncontrolling interests – preferred stock dividends	(3)	(1)	(1)	(1)	1	(5)
Net income (loss) attributable to Ameren common shareholders	$439	$107	$66	$168	$(24)	$756

Below is Ameren Illinois’ table of income statement components by segment for the three and nine months ended September 30, 2021 and 2020:

	Ameren Illinois Electric Distribution	Ameren Illinois Natural Gas	Ameren Illinois Transmission	Ameren Illinois
Three Months 2021:
Electric and natural gas margins	$302	$86	$108	$496
Other operations and maintenance expenses	(148)	(55)	(14)	(217)
Depreciation and amortization expenses	(78)	(22)	(18)	(118)
Taxes other than income taxes	(21)	(12)	(1)	(34)
Other income, net	10	4	5	19
Interest charges	(19)	(11)	(11)	(41)
Income (taxes) benefit	(10)	2	(18)	(26)
Net income (loss) attributable to Ameren common shareholders	$36	$(8)	$51	$79
Three Months 2020:
Electric and natural gas margins	$279	$93	$91	$463
Other operations and maintenance expenses	(133)	(52)	(12)	(197)
Depreciation and amortization expenses	(71)	(21)	(17)	(109)
Taxes other than income taxes	(21)	(11)	(1)	(33)
Other income, net	9	4	4	17
Interest charges	(19)	(10)	(10)	(39)
Income taxes	(10)	(1)	(14)	(25)
Net income attributable to common shareholder	$34	$2	$41	$77
Nine Months 2021:
Electric and natural gas margins	$880	$407	$277	$1,564
Other operations and maintenance expenses	(402)	(164)	(38)	(604)
Depreciation and amortization expenses	(230)	(66)	(54)	(350)
Taxes other than income taxes	(59)	(52)	(3)	(114)
Other income, net	29	10	10	49
Interest charges	(56)	(31)	(36)	(123)
Income taxes	(38)	(29)	(40)	(107)
Net income	124	75	116	315
Preferred stock dividends	(1)	—	—	(1)
Net income attributable to common shareholder	$123	$75	$116	$314
Nine Months 2020:
Electric and natural gas margins	$823	$379	$252	$1,454
Other operations and maintenance expenses	(381)	(161)	(36)	(578)
Depreciation and amortization expenses	(213)	(62)	(48)	(323)
Taxes other than income taxes	(59)	(46)	(2)	(107)
Other income, net	25	11	9	45
Interest charges	(55)	(30)	(31)	(116)
Income taxes	(32)	(24)	(37)	(93)
Net income	108	67	107	282
Preferred stock dividends	(1)	(1)	—	(2)
Net income attributable to common shareholder	$107	$66	$107	$280
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

Electric Margins

Increase (Decrease) by Segment
	Overall Ameren Increase of $117 Million (QTD YoY)	Overall Ameren Increase of $144 Million (YTD YoY)
Total by Segment(a)

$3,500
$3,000
$2,500
$2,000
$1,500
$1,000
$500
$0
$ (Millions)
$1,325
$160
$302
$872
$1,208
$141
$279
$795
$3,207
$426
$880
$1,926
$3,063
$400
$823
$1,862
QTD 2021
QTD 2020
YTD 2021
YTD 2020

(a)Includes other/intersegment eliminations of $(9) million and $(7) million in the three months ended September 30, 2021 and 2020, respectively, and $(25) million and $(22) million in the nine months ended September 30, 2021 and 2020, respectively.

Ameren Missouri	Ameren Illinois Electric Distribution	Ameren Transmission	Other/Intersegment Eliminations
Natural Gas Margins

Increase (Decrease) by Segment
	Overall Ameren Decrease of $7 Million (QTD YoY)	Overall Ameren Increase of $29 Million (YTD YoY)
Total by Segment(a)

$500
$450
$400
$350
$300
$250
$200
$150
$100
$50
$0
$ (Millions)
$98
$86
$105
$93
$466
$407
$59
$437
$379
$58
QTD 2021
QTD 2020
YTD 2021
YTD 2020

Ameren Missouri	Ameren Illinois Natural Gas
(a)Includes Ameren Missouri natural gas margins of $12 million and $12 million in the three months ended September 30, 2021 and 2020, respectively.

The following tables present the favorable (unfavorable) variations by Ameren segment for electric and natural gas margins for the three and nine months ended September 30, 2021, compared with the year-ago periods:

Electric and Natural Gas Margins
Three Months	Ameren Missouri	Ameren Illinois Electric Distribution	Ameren Illinois Natural Gas	Ameren Transmission(a)	Other /Intersegment Eliminations	Ameren
Electric revenue change:
Effect of weather (estimate)(b)	$10	$—	$—	$—	$—	$10
Base rates (estimate)(c)	—	15	—	19	—	34
Sales volumes and changes in customer usage patterns (excluding the estimated effects of weather and MEEIA)	24	—	—	—	—	24
Change in rate design	64	—	—	—	—	64
MEEIA performance incentives	3	—	—	—	—	3
Off-system sales, capacity, and FAC revenues, net	19	—	—	—	—	19
Ameren Illinois energy-efficiency program investment revenues	—	4	—	—	—	4
Other	3	4	—	—	(3)	4
Cost recovery mechanisms – offset in fuel and purchased power(d)	27	13	—	—	(3)	37
Other cost recovery mechanisms(e)	(21)	1	—	—	—	(20)
Total electric revenue change	$129	$37	$—	$19	$(6)	$179
Fuel and purchased power change:
Energy costs (excluding the estimated effect of weather)	$(22)	$—	$—	$—	$—	$(22)
Effect of weather (estimate)(b)	(1)	—	—	—	—	(1)
Other	(2)	(1)	—	—	1	(2)
Cost recovery mechanisms – offset in electric revenue(d)	(27)	(13)	—	—	3	(37)
Total fuel and purchased power change	$(52)	$(14)	$—	$—	$4	$(62)
Net change in electric margins	$77	$23	$—	$19	$(2)	$117
Natural gas revenue change:
Base rates (estimate)	$—	$—	$2	$—	$—	$2
Change in rate design	—	—	(11)	—	—	(11)
Cost recovery mechanisms – offset in natural gas purchased for resale(d)	(1)	—	12	—	—	11
Other cost recovery mechanisms(e)	—	—	2	—	—	2
Total natural gas revenue change	$(1)	$—	$5	$—	$—	$4
Natural gas purchased for resale change:
Cost recovery mechanisms – offset in natural gas revenue(d)	$1	$—	$(12)	$—	$—	$(11)
Total natural gas purchased for resale change	$1	$—	$(12)	$—	$—	$(11)
Net change in natural gas margins	$—	$—	$(7)	$—	$—	$(7)

Nine Months	Ameren Missouri	Ameren Illinois Electric Distribution	Ameren Illinois Natural Gas	Ameren Transmission(a)	Other /Intersegment Eliminations	Ameren
Electric revenue change:
Effect of weather (estimate)(b)	$33	$—	$—	$—	$—	$33
Base rates (estimate)(c)	(6)	40	—	26	—	60
Sales volumes and changes in customer usage patterns (excluding the estimated effects of weather and MEEIA)	34	—	—	—	—	34
MEEIA performance incentives	3	—	—	—	—	3
Off-system sales, capacity, and FAC revenues, net	69	—	—	—	—	69
Ameren Illinois energy-efficiency program investment revenues	—	10	—	—	—	10
Other	5	6	—	—	(5)	6
Cost recovery mechanisms – offset in fuel and purchased power(d)	41	37	—	—	(10)	68
Other cost recovery mechanisms(e)	(22)	1	—	—	—	(21)
Total electric revenue change	$157	$94	$—	$26	$(15)	$262
Fuel and purchased power change:
Energy costs (excluding the estimated effect of weather)	$(76)	$—	$—	$—	$—	$(76)
Effect of weather (estimate)(b)	(7)	—	—	—	—	(7)
Effect of lower net energy costs included in base rates	36	—	—	—	—	36
Other	(5)	—	—	—	2	(3)
Cost recovery mechanisms – offset in electric revenue(d)	(41)	(37)	—	—	10	(68)
Total fuel and purchased power change	$(93)	$(37)	$—	$—	$12	$(118)
Net change in electric margins	$64	$57	$—	$26	$(3)	$144
Natural gas revenue change:
Effect of weather (estimate)(b)	$2	$—	$—	$—	$—	$2
Base rates (estimate)	—	—	18	—	—	18
Change in rate design	—	—	(3)	—	—	(3)
QIP rider	—	—	3	—	—	3
Other	1	—	1	—	—	2
Cost recovery mechanisms – offset in natural gas purchased for resale(d)	9	—	81	—	—	90
Other cost recovery mechanisms(e)	—	—	9	—	—	9
Total natural gas revenue change	$12	$—	$109	$—	$—	$121
Natural gas purchased for resale change:
Effect of weather (estimate)(b)	$(2)	$—	$—	$—	$—	$(2)
Cost recovery mechanisms – offset in natural gas revenue(d)	(9)	—	(81)	—	—	(90)
Total natural gas purchased for resale change	$(11)	$—	$(81)	$—	$—	$(92)
Net change in natural gas margins	$1	$—	$28	$—	$—	$29
(a)Includes an increase in transmission margins of $17 million and $25 million at Ameren Illinois for the three and nine months ended September 30, 2021, respectively, compared with the year-ago periods.
(b)Represents the estimated variation resulting primarily from changes in cooling and heating degree-days on electric and natural gas demand compared with the year-ago periods; this variation is based on temperature readings from the National Oceanic and Atmospheric Administration weather stations at local airports in our service territories.
(c)For Ameren Illinois Electric Distribution and Ameren Transmission, base rates include increases or decreases to operating revenues related to the revenue requirement reconciliation adjustment under formula rates. For Ameren Missouri, base rates exclude an increase of $7 million for the recovery of lost electric margins for the nine months ended September 30, 2021, compared with the year-ago period, resulting from the MEEIA 2016 and 2019 customer energy-efficiency programs. This amount is included in the “sales volumes and changes in customer usage patterns (excluding the estimated effects of weather and MEEIA)” line item.
(d)Electric and natural gas revenue changes are offset by corresponding changes in “Fuel,” “Purchased power,” and “Natural gas purchased for resale” on the statement of income, resulting in no change to electric and natural gas margins. Activity in Other/Intersegment Eliminations represents the elimination of Ameren Transmission revenue from transmission services provided to Ameren Illinois Electric Distribution. See Note 16 – Segment Information under Part II, Item 8, of the Form 10-K for additional information on intersegment eliminations.
(e)Offsetting expense increases or decreases are reflected in “Other operations and maintenance,” “Depreciation and amortization,” or in “Taxes other than income taxes,” within the “Operating Expenses” section and "Income Taxes" in the statement of income. These items have no overall impact on earnings.

Ameren
Ameren’s electric margins increased $117 million, or 10%, and $144 million, or 5%, for the three and nine months ended September 30, 2021, respectively, compared with the year-ago periods, due to increased margins at Ameren Missouri, Ameren Illinois Electric Distribution and Ameren Transmission, as discussed below. Ameren’s natural gas margins decreased $7 million, or 7%, for the three months ended September 30, 2021, compared with the year-ago period, and increased $29 million, or 7%, for the nine months ended September 30, 2021, compared with the year-ago period, primarily because of margin variations at Ameren Illinois Natural Gas, as discussed below.
Ameren Transmission
Ameren Transmission’s margins increased $19 million, or 13%, and $26 million, or 7%, for the three and nine months ended September 30, 2021, respectively, compared with the year-ago periods. Base rate revenues were favorably affected by increased capital investment (+$8 million and +$18 million, respectively), as evidenced by a 12% increase in rate base used to calculate the revenue requirement, and higher recoverable expenses (+$11 million and +$25 million, respectively). These increases were partially offset by the absence in 2021 of the FERC’s May 2020 order addressing the allowed base ROE, and the effect of the FERC’s March 2021 order (-$17 million for the nine months ended September 30, 2021), which required refunds primarily related to historical recovery of materials and supplies inventories. See Transmission Formula Rate Revisions in Note 2 – Rate and Regulatory Matters under Part I, Item 1, of this report for additional information regarding the May 2020 and March 2021 FERC orders.
Ameren Missouri
Ameren Missouri’s electric margins increased $77 million, or 10%, and $64 million, or 3%, for the three and nine months ended September 30, 2021, respectively, compared with the year-ago periods. Revenues associated with “Cost recovery mechanisms – offset in fuel and purchased power” increased $27 million and $41 million for the three and nine months ended September 30, 2021, respectively. The increased revenues are fully offset by an increase in fuel and purchased power costs, which increased primarily due to higher electric prices, the Callaway Energy Center maintenance outage, and, for the nine-month comparison, a significant increase in customer demand for electricity in mid-February 2021 due to extremely cold weather. The changes to “Cost recovery mechanisms - offset in fuel and purchased power” are fully offset by “Cost recovery mechanisms - offset in electric revenue,” in the table above, and result in no impact to margins. Ameren Missouri’s 5% exposure to net energy costs variances under the FAC is reflected within “Off-system sales, capacity and FAC revenues, net” and “Energy costs (excluding the estimated effect of weather)”.
The following items had a favorable effect on Ameren Missouri’s electric margins for the three and nine months ended September 30, 2021, compared with the year-ago periods (except when a specific period is referenced):
•The implementation of a change in rate design pursuant to the March 2020 MoPSC electric rate order increased margins $64 million for the three months ended September 30, 2021. The change in rate design applies lower winter rates to May sales volumes and higher summer rates to September sales volumes beginning in 2021. Previously, blended rates were applied in both months’ sales volumes. As the increase in margins associated with September sales volumes was largely offset by decreased margins associated with May sales volumes, the change did not materially affect margin comparisons for the nine months ended September 30, 2021.
•Excluding the estimated effects of weather and the MEEIA customer energy-efficiency programs, electric sales revenues increased an estimated $24 million and $34 million, respectively. The increase was primarily due to an increase in retail sales volumes, which were unfavorably affected by the COVID-19 pandemic in 2020, partially offset by a decrease in the average retail price per kilowatthour due to changes in customer usage patterns. While the MEEIA customer energy-efficiency programs reduced retail sales volumes, the recovery of lost electric margins under the MEEIA ensured that electric margins were not affected.
•The March 2020 MoPSC electric rate order that resulted in lower net energy costs included in base rates, partially offset by lower electric base rates, increased margins $30 million for the nine months ended September 30, 2021. The change in electric base rates is the sum of the change in “Base rates (estimate)” (-$6 million) and the “Effect of lower net energy costs included in base rates” (+$36 million) in the table above.
•Summer temperatures were warmer as cooling degree days increased 2% for the three months ended September 30, 2021, and winter temperatures were colder as heating degree days increased 7% for the nine months ended September 30, 2021. The aggregate effect of weather increased margins an estimated $9 million and $26 million, respectively. The change in margins due to weather is the sum of the “Effect of weather (estimate)” on electric revenues (+$10 million and +$33 million, respectively) and the “Effect of weather (estimate)” on fuel and purchased power (-$1 million and -$7 million, respectively) in the table above.
The following items had an unfavorable effect on Ameren Missouri’s electric margins for the three and nine months ended September 30, 2021, compared with the year-ago periods (except when a specific period is referenced):
•Other cost recovery mechanisms decreased margins $21 million and $22 million, respectively, primarily due to decreased RESRAM revenues as a result of increased production tax credits, which are refunded to customers.

•Higher net energy costs decreased margins $3 million and $7 million, respectively. The higher net energy costs were attributable to an increase in retail sales volumes and Ameren Missouri’s exposure to net energy cost variances under the FAC. An increase in retail sales volumes, which were unfavorably affected by the COVID-19 pandemic in 2020, decreased margins $3 million for the three and nine months ended September 30, 2021. The absence of the Callaway Energy Center generation and extremely cold weather in mid-February 2021, partially offset by insurance recoveries related to the unplanned Callaway Energy Center maintenance outage, drove net energy costs higher than those reflected in base rates, which reduced margins by $4 million, resulting from Ameren Missouri’s 5% exposure to net energy cost variances under the FAC for the nine months ended September 30, 2021. The change in net energy costs is the sum of “Off-system sales, capacity and FAC revenues, net” (+$19 million and +$69 million, respectively) and “Energy costs (excluding the estimated effect of weather)” (-$22 million and -$76 million, respectively) in the table above.
Ameren Missouri’s natural gas margins were comparable between periods. Purchased gas costs increased $9 million for the nine months ended September 30, 2021, primarily resulting from the significant increase in customer demand and prices for natural gas in mid-February 2021 due to extremely cold weather. The increased purchased gas costs are fully offset by an increase in natural gas revenues under the PGA rider, resulting in no impact to margin. The increase in purchased gas cost is reflected in “Cost recovery mechanisms – offset in natural gas revenue” and the associated recoverability from customers is reflected in “Cost recovery mechanisms – offset in natural gas purchased for resale” in the table above.
Ameren Illinois
Ameren Illinois’ electric margins increased $40 million, or 11%, and $82 million, or 8%, for the three and nine months ended September 30, 2021, respectively, compared with the year-ago periods, driven by increased margins at Ameren Illinois Electric Distribution and Ameren Illinois Transmission. Ameren Illinois Natural Gas’ margins decreased $7 million, or 8%, and increased $28 million, or 7%, for the three and nine months ended September 30, 2021, respectively, compared with the year-ago periods.
Ameren Illinois Electric Distribution
Ameren Illinois Electric Distribution’s margins increased $23 million, or 8%, and $57 million, or 7%, for the three and nine months ended September 30, 2021, respectively, compared with the year-ago periods. Purchased power costs increased $13 million and $37 million for the three and nine months ended September 30, 2021, respectively, primarily resulting from higher electric prices and, for the nine-month comparison, the significant increase in customer demand for electricity in mid-February 2021 due to extremely cold weather. The increased purchased power costs are fully offset by an increase in electric revenues under the cost recovery mechanisms for purchased power, resulting in no impact to margin. The increase in purchased power cost is reflected in “Cost recovery mechanisms – offset in electric revenue” and the associated recoverability from customers is reflected in “Cost recovery mechanisms – offset in fuel and purchased power” in the table above.
The following items had a favorable effect on Ameren Illinois Electric Distribution’s margins for the three and nine months ended September 30, 2021, compared with the year-ago periods:
•Base rates increased due to a higher recognized ROE (+$1 million and +$8 million, respectively), as evidenced by an increase of 58 basis points in the estimated annual average of the monthly yields of the 30-year United States Treasury bonds, increased capital investment (+$2 million and +$6 million, respectively), as evidenced by a 7% increase in rate base used to calculate the revenue requirement, higher recoverable non-purchased power expenses (+$8 million and +$19 million, respectively), and revenue requirement reconciliation adjustment true-ups (+$4 million and +$7 million, respectively). The sum of these changes collectively increased margins $15 million and $40 million, respectively.
•Revenues increased $4 million and $10 million, respectively, due to the recovery of and return on increased energy-efficiency program investments under performance-based formula ratemaking.
Ameren Illinois Natural Gas
Ameren Illinois Natural Gas’ margins decreased $7 million, or 8%, and increased $28 million, or 7%, for the three and nine months ended September 30, 2021, respectively, compared with the year-ago periods. Purchased gas costs increased $12 million and $81 million for the three and nine months ended September 30, 2021, respectively, primarily resulting from higher natural gas prices and, for the nine-month comparison, the significant increase in customer demand for natural gas in mid-February 2021 due to extremely cold weather. The increased purchased gas costs are fully offset by an increase in natural gas revenues under the PGA rider, resulting in no impact to margin. The increase in purchased gas cost is reflected in “Cost recovery mechanisms – offset in natural gas revenue” and the associated recoverability from customers is reflected in “Cost recovery mechanisms – offset in natural gas purchased for resale” in the table above. The implementation of a change in rate design pursuant to the January 2021 natural gas rate order resulted in decreased revenues of $11 million and $3 million for the three and nine months ended September 30, 2021, respectively, compared with the year-ago periods. This change in rate design concentrates more revenues in the winter heating season due to an increase in volumetric rates and a decrease in fixed customer rates. The change is not expected to materially affect annual earnings comparisons.

The following items had a favorable effect on Ameren Illinois Natural Gas’ margins for the three and nine months ended September 30, 2021, compared with the year-ago periods (except when a specific period is referenced):
•Revenues increased $2 million and $18 million, respectively, due to higher natural gas base rates as a result of the January 2021 natural gas rate order.
•Other cost recovery mechanisms increased margins $9 million for the nine months ended September 30, 2021, compared with the year-ago period, primarily due to increased revenues for excise taxes and gross receipts taxes.
Ameren Illinois Transmission
Ameren Illinois Transmission’s margins increased $17 million, or 19%, and $25 million, or 10%, for the three and nine months ended September 30, 2021, respectively, compared with the year-ago periods. Margins were favorably affected by increased capital investment (+$8 million and +$18 million, respectively), as evidenced by a 19% increase in rate base used to calculate the revenue requirement, and higher recoverable expenses (+$9 million and +$20 million, respectively). These increases were partially offset by the absence in 2021 of the FERC’s May 2020 order addressing the allowed base ROE, and the effect of the FERC’s March 2021 order (-$13 million for the nine months ended September 30, 2021), which required refunds primarily related to historical recovery of materials and supplies inventories. See Transmission Formula Rate Revisions in Note 2 – Rate and Regulatory Matters under Part I, Item 1, of this report for additional information regarding the May 2020 and March 2021 FERC orders.
Other Operations and Maintenance Expenses

Increase (Decrease) by Segment
	Overall Ameren Increase of $39 Million (QTD YoY)	Overall Ameren Increase of $49 Million (YTD YoY)
Total by Segment(a)

$1,400
$1,200
$1,000
$800
$600
$400
$200
$0
$ (Millions)
$457
$55
$148
$240
$418
$52
$133
$221
$1,289
$46
$164
$402
$683
$1,240
$43
$161
$381
$662
QTD 2021
QTD 2020
YTD 2021
YTD 2020

(a)Includes $16 million and $14 million at Ameren Transmission in the three months ended September 30, 2021 and 2020, respectively. Also includes other/intersegment eliminations of $(2) million and $(2) million in the three months ended September 30, 2021 and 2020, respectively, and $(6) million and $(7) million in the nine months ended September 30, 2021 and 2020, respectively.

Ameren Missouri	Ameren Illinois Natural Gas	Other/Intersegment Eliminations

Ameren Illinois Electric Distribution	Ameren Transmission
Ameren
Other operations and maintenance expenses increased $39 million and $49 million in the three and nine months ended September 30, 2021, compared with the year-ago periods, because of changes discussed below.

Ameren Transmission
Other operations and maintenance expenses were comparable for the three months ended September 30, 2021, compared with the year-ago period. Other operations and maintenance expenses were $3 million higher in the nine months ended September 30, 2021, compared with the year-ago period, primarily due to increased transmission maintenance activity at Ameren Illinois Transmission.
Ameren Missouri
Other operations and maintenance expenses increased $19 million and $21 million in the three and nine months ended September 30, 2021, compared with the year-ago periods. The following items increased other operations and maintenance expenses in the three and nine months ended September 30, 2021, compared with the year-ago periods (except where a specific period is referenced):
•Callaway Energy Center refueling and maintenance costs increased $7 million and $21 million, respectively, because of the amortization of those costs, beginning in January 2021, which were previously deferred as a regulatory asset, pursuant to the MoPSC’s February 2020 order.
•Energy center maintenance costs, other than Callaway refueling and maintenance costs, increased $9 million and $16 million, respectively, primarily because of costs related to new wind generation facilities, which are recovered under the RESRAM, and the deferral of projects in the year-ago periods.
•Customer energy-efficiency program costs increased $7 million in the nine months ended September 30, 2021, because of increased participation in the MEEIA programs in the current-year period.
•Transmission and distribution expenditures increased $7 million in the three months ended September 30, 2021, primarily because of increased storm costs.
•The cash surrender value of company-owned life insurance decreased $5 million in the three months ended September 30, 2021 because of favorable market returns in the year-ago period.
•Technology-related expenditures increased $4 million in the nine months ended September 30, 2021, primarily because of costs associated with implementation and maintenance of cloud computing technology.
The following items partially offset the above increases in other operations and maintenance expenses in the three and nine months ended September 30, 2021, compared with the year-ago periods (except where a specific period is referenced):
•Amortization of regulatory balances, primarily solar rebate costs pursuant to the MoPSC’s March 2020 electric rate order, decreased $10 million in the nine months ended September 30, 2021.
•Labor and benefit costs decreased $7 million and $9 million, respectively, primarily due to higher capitalization of costs resulting from increased construction activity.
•Deferral to a regulatory asset of $5 million, in the nine months ended September 30, 2021, of certain prior period costs incurred related to the COVID-19 pandemic, pursuant to the MoPSC’s March 2021 orders.
•Expenses decreased $3 million and $4 million, respectively, because of increased bad debt costs in the year-ago periods largely due to the COVID-19 pandemic.
Ameren Illinois
Other operations and maintenance expenses increased $20 million and $26 million in the three and nine months ended September 30, 2021, compared with the year-ago periods, as discussed below.
Ameren Illinois Electric Distribution
Other operations and maintenance expenses increased $15 million and $21 million in the three and nine months ended September 30, 2021, compared with the year-ago periods. The following items increased other operations and maintenance expenses in the three and nine months ended September 30, 2021, compared with the year-ago periods (except where a specific period is referenced):
•Amortization of regulatory assets associated with energy-efficiency program investments under formula ratemaking increased $2 million and $6 million, respectively.
•Expenses increased $5 million in both periods, resulting from the true-up of vegetation management expenditures pursuant to the 2020 revenue requirement reconciliation adjustment.
•Increased bad debt expense of $5 million in the nine months ended September 30, 2021, primarily because of increased recovery of bad debt costs allowed by the ICC.
•Power restoration assistance provided to other utilities increased $3 million and $4 million, respectively.
•Technology-related expenditures increased $3 million in the nine months ended September 30, 2021, primarily because of costs associated with implementation and maintenance of cloud computing technology.

•The cash surrender value of company-owned life insurance decreased $2 million in the three months ended September 30, 2021 because of favorable market returns in the year-ago period.
The above increases in the nine months ended September 30, 2021 were partially offset by a $4 million reduction in environmental remediation rider costs, resulting from a decline in the remediation efforts needed.
Ameren Illinois Natural Gas
Other operations and maintenance expenses increased $3 million in both the three and nine months ended September 30, 2021, compared with the year-ago periods, primarily because of the absence in 2021 of miscellaneous amortizations of regulatory liabilities, which lowered expenses in 2020.
Ameren Illinois Transmission
Other operations and maintenance expenses were comparable between the three months ended September 30, 2021 and 2020. Other operations and maintenance expenses were $3 million higher in the nine months ended September 30, 2021, compared with the year-ago period, primarily due to increased transmission maintenance activity.
Depreciation and Amortization Expenses

Increase (Decrease) by Segment
	Overall Ameren Increase of $17 Million (QTD YoY)	Overall Ameren Increase of $57 Million (YTD YoY)
Total by Segment(a)

$1,000
$800
$600
$400
$200
$0
$ (Millions)
$290
$28
$78
$161
$273
$25
$71
$154
$856
$83
$66
$230
$474
$799
$72
$62
$213
$448
QTD 2021
QTD 2020
YTD 2021
YTD 2020

(a)Includes $22 million and $21 million at Ameren Illinois Natural Gas, in three months ended September 30, 2021 and 2020, respectively. Also includes other/intersegment eliminations of $1 million and $2 million in the three months ended September 30, 2021 and 2020, respectively, and $3 million and $4 million in the nine months ended September 30, 2021 and 2020, respectively.

Ameren Missouri	Ameren Illinois Natural Gas	Other/Intersegment Eliminations

Ameren Illinois Electric Distribution	Ameren Transmission
Depreciation and amortization expenses increased $17 million, $9 million, and $7 million in the three months ended September 30, 2021, and $57 million, $27 million, and $26 million in the nine months ended September 30, 2021, compared with the year-ago periods, at Ameren, Ameren Illinois, and Ameren Missouri, respectively, primarily because of additional property, plant, and equipment investments across their respective segments. Ameren’s and Ameren Missouri’s depreciation and amortization expenses reflected a deferral to a regulatory asset of depreciation and amortization expenses pursuant to the PISA and the RESRAM. The PISA and RESRAM deferrals of depreciation and amortization expenses were $27 million and $2 million for the three months ended September 30, 2021 and 2020, respectively, and $68 million and $16 million for the nine months ended September 30, 2021 and 2020, respectively.

Taxes Other Than Income Taxes

Increase (Decrease) by Segment
	Overall Ameren Increase of $14 Million (QTD YoY)	Overall Ameren Increase of $20 Million (YTD YoY)
Total by Segment(a)

$400
$300
$200
$100
$0
$ (Millions)
$142
$12
$21
$104
$128
$11
$21
$92
$392
$52
$59
$266
$372
$46
$59
$254
QTD 2021
QTD 2020
YTD 2021
YTD 2020

(a)Includes $2 million and $2 million at Ameren Transmission in the three months ended September 30, 2021 and 2020, respectively, and $6 million and $6 million in the nine months ended September 30, 2021 and 2020, respectively. Also includes other/intersegment eliminations of $3 million and $2 million in the three months ended September 30, 2021 and 2020, respectively, and $9 million and $7 million in the nine months ended September 30, 2021 and 2020, respectively.

Ameren Missouri	Ameren Illinois Natural Gas	Other/Intersegment Eliminations

Ameren Illinois Electric Distribution	Ameren Transmission
Taxes other than income taxes increased $14 million at Ameren in the three months ended September 30, 2021, compared with the year-ago period, primarily because of a $9 million increase in excise taxes at Ameren Missouri resulting from increased sales. Taxes other than income taxes increased $20 million in the nine months ended September 30, 2021, compared with the year-ago period, primarily because of $9 million and $5 million increases in excise taxes due to increased sales at Ameren Missouri and Ameren Illinois Natural Gas, respectively. Taxes other than income taxes also increased $4 million at Ameren Missouri in the three and nine months ended September 30, 2021, compared with the year-ago periods, because of increased property taxes, primarily resulting from the addition of wind generation property and higher assessed values, partially offset by lower natural gas property taxes.

Other Income, Net

Increase (Decrease) by Segment
	Overall Ameren Increase of $8 Million (QTD YoY)	Overall Ameren Increase of $34 Million (YTD YoY)
Total by Segment(a)

$ (Millions)
$180
$160
$140
$120
$100
$80
$60
$40
$20
$0
$56
$10
$4
$10
$27
$48
$5
$4
$9
$26
$151
$28
$10
$10
$29
$74
$117
$17
$9
$11
$25
$55
QTD 2021
QTD 2020
YTD 2021
YTD 2020

(a)Includes $5 million and $4 million at Ameren Transmission in the three months ended September 30, 2021 and 2020, respectively.

Ameren Missouri	Ameren Illinois Natural Gas	Other/Intersegment Eliminations

Ameren Illinois Electric Distribution	Ameren Transmission
Other income, net, increased $8 million in the three months ended September 30, 2021, compared with the year-ago period, primarily because of activity not reported as part of a segment, resulting from increased income from equity method investments and an increase in the non-service cost components of net periodic benefit income. Other income, net, increased $34 million in the nine months ended September 30, 2021,compared with the year-ago period, primarily because of the following items:
•The non-service cost component of net periodic benefit income increased $9 million, $4 million, and $3 million for Ameren Missouri, Ameren Illinois Electric Distribution, and activity not reported as part of a segment, respectively.
•Charitable contributions were $8 million lower at Ameren Missouri due to the absence of charitable donations made in the year-ago period pursuant to the MoPSC’s March 2020 electric rate order.
•Income from equity method investments increased $6 million for activity not reported as part of a segment.
See Note 5 – Other Income, Net, under Part I, Item 1, of this report for additional information. See Note 11 – Retirement Benefits under Part I, Item 1, of this report for more information on the non-service cost components of net periodic benefit income.

Interest Charges

Increase (Decrease) by Segment
	Overall Ameren Decrease of $16 Million (QTD YoY)	Overall Ameren Decrease of $21 Million (YTD YoY)
Total by Segment

$350
$300
$250
$200
$150
$100
$50
$0
$ (Millions)
$94
$12
$20
$11
$19
$32
$110
$12
$19
$10
$19
$50
$290
$33
$63
$31
$56
$107
$311
$28
$58
$30
$55
$140
QTD 2021
QTD 2020
YTD 2021
YTD 2020

Ameren Missouri	Ameren Illinois Natural Gas	Other/Intersegment Eliminations

Ameren Illinois Electric Distribution	Ameren Transmission
Interest charges decreased $16 million and $18 million in the three months ended September 30, 2021, and $21 million and $33 million in the nine months ended September 30, 2021, at Ameren and Ameren Missouri, respectively, compared with the year-ago periods, primarily because of increased deferrals to a regulatory asset of interest charges pursuant to the PISA and the RESRAM. The PISA and RESRAM deferrals of interest charges were $22 million and less than $1 million in the three months ended September 30, 2021 and 2020, respectively, and $56 million and $9 million in the nine months ended September 30, 2021 and 2020, respectively. Interest charges were comparable at Ameren Illinois between the three months ended September 30, 2021 and 2020. Interest charges increased $7 million at Ameren Illinois in the nine months ended September 30, 2021, compared with the year-ago period, as discussed below.
The following items partially offset the decreases in interest charges in the three and nine months ended September 30, 2021, compared with the year-ago periods (except where a specific period is referenced):
•Issuances of long-term debt at Ameren Missouri in October 2020 and June 2021 collectively increased interest charges by $7 million and $14 million, respectively.
•Issuance of long-term debt at Ameren (parent) in April 2020 increased interest charges by $7 million in the nine months ended September 30, 2021, compared with the year-ago period.
•Interest charges at Ameren Illinois Transmission increased by $5 million in the nine months ended September 30, 2021, compared with the year-ago period, primarily as a result of the FERC’s March 2021 order and the Ameren Illinois issuance of long-term debt in November 2020.

Income Taxes
The following table presents effective income tax rates for the three and nine months ended September 30, 2021 and 2020:

	Three Months(a)		Nine Months(a)
	2021	2020	2021	2020
Ameren	14%	15%	13%	15%
Ameren Missouri	(1)%	6%	(1)%	6%
Ameren Illinois	25%	24%	25%	25%
Ameren Illinois Electric Distribution	24%	21%	24%	23%
Ameren Illinois Natural Gas	21%	(b)	28%	26%
Ameren Illinois Transmission	26%	25%	26%	26%
Ameren Transmission	26%	26%	26%	27%
(a)Estimate of the annual effective income tax rate adjusted to reflect the tax effect of items discrete to the three and nine months ended September 30, 2021 and 2020.
(b)Not meaningful because of the insignificant amount of income before income taxes.
See Note 12 – Income Taxes under Part I, Item 1, of this report for a reconciliation of the federal statutory corporate income tax rate to the effective income tax rate for the Ameren Companies.
The effective income tax rate was higher at Ameren Illinois Electric Distribution in the three months ended September 30, 2021, compared with the year-ago period, primarily because of decreased tax benefits from certain depreciation differences on property-related items largely attributable to lower amortization of excess deferred taxes, compared with the year-ago period.
The effective income tax rate was higher at Ameren Illinois Natural Gas in the nine months ended September 30, 2021, compared with the year-ago period, primarily because of decreased tax benefits from certain depreciation differences on property-related items largely attributable to the allowance for equity funds used during construction, compared with the year-ago period.
LIQUIDITY AND CAPITAL RESOURCES
Collections from our tariff-based revenues are our principal source of cash provided by operating activities. A diversified retail customer mix, primarily consisting of rate-regulated residential, commercial, and industrial customers, provides us with a reasonably predictable source of cash. In addition to using cash provided by operating activities, we use available cash, drawings under committed credit agreements, commercial paper issuances, and/or, in the case of Ameren Missouri and Ameren Illinois, short-term affiliate borrowings to support normal operations and temporary capital requirements. We may reduce our short-term borrowings with cash provided by operations or, at our discretion, with long-term borrowings, or, in the case of Ameren Missouri and Ameren Illinois, with capital contributions from Ameren (parent). We expect to make significant capital expenditures over the next five years, supported by a combination of long-term debt and equity, as we invest in our electric and natural gas utility infrastructure to support overall system reliability, grid modernization, renewable energy target requirements, environmental compliance, and other improvements. As part of its funding plan for capital expenditures, Ameren is using newly issued shares of common stock, rather than market-purchased shares, to satisfy requirements under the DRPlus and employee benefit plans and expects to continue to do so through at least 2025. Ameren expects these issuances to provide equity of about $100 million annually. In addition, Ameren established an ATM program under which Ameren may offer and sell from time to time up to $750 million of its common stock, which includes the ability to enter into forward sales agreements, subject to market conditions and other factors. For the nine months ended September 30, 2021, Ameren issued a total of 3.4 million shares of common stock and received aggregate proceeds of $261 million under the ATM program and the settlement of the remaining portion of the August 2019 forward sale agreement. Ameren plans to issue approximately $300 million of equity each year from 2022 to 2025 in addition to issuances under the DRPlus and employee benefit plans. Ameren expects its equity to total capitalization ratio to be approximately 45% through December 31, 2025, with the long-term intent to support solid investment-grade credit ratings. See Long-term Debt and Equity below and Note 4 – Long-term Debt and Equity Financings under Part I, Item 1, of this report for additional information on the 2021 settlement of the remaining portion of the August 2019 forward sale agreement and the ATM program, including the September 2021 forward sale agreement.
The use of cash provided by operating activities and short-term borrowings to fund capital expenditures and other long-term investments at the Ameren Companies frequently results in a working capital deficit, defined as current liabilities exceeding current assets, as was the case at September 30, 2021, for Ameren. With the credit capacity available under the Credit Agreements, and cash and cash equivalents, Ameren (parent), Ameren Missouri, and Ameren Illinois, collectively, had net available liquidity of $1.8 billion at September 30, 2021. See Credit Facility Borrowings and Liquidity for additional information.

The following table presents net cash provided by (used in) operating, investing, and financing activities for the nine months ended September 30, 2021 and 2020:

	Net Cash Provided By Operating Activities			Net Cash Used In Investing Activities			Net Cash Provided By Financing Activities
	2021	2020	Variance	2021	2020	Variance	2021	2020	Variance
Ameren	$1,192	$1,329	$(137)	$(2,646)	$(1,981)	$(665)	$1,298	$644	$654
Ameren Missouri	645	709	(64)	(1,478)	(877)	(601)	699	139	560
Ameren Illinois	507	515	(8)	(1,074)	(1,030)	(44)	542	537	5
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
Ameren
Ameren’s cash provided by operating activities decreased $137 million in the first nine months of 2021, compared with the year-ago period. The following items contributed to the decrease:
•A $98 million decrease resulting from increased purchases for natural gas for resale and purchased power costs as a result of the significant increase in customer demand and prices for natural gas and electricity experienced in mid-February 2021 due to extremely cold weather, which are recovered under the PGA, the FAC, and Ameren Illinois’ purchased power rider; a net decrease attributable to other regulatory recovery mechanisms; and a decrease related to a change in Ameren Missouri’s electric rate design. These items were partially offset by increased customer collections resulting from base rate increases pursuant to Ameren Illinois’ January 2021 natural gas rate order and due to Ameren Illinois’ electric transmission rate base growth, and state funding received by Ameren Illinois for customer billing assistance. These decreases were also partially offset by increased retail sales at Ameren Missouri and Ameren Illinois and the effect of customer disconnection activity at Ameren Illinois that resumed in April 2021, which had been suspended for most of 2020.
•A $44 million increase in the cost of natural gas held in storage, primarily at Ameren Illinois, because of higher prices.
•A $40 million decrease in net collateral activity with counterparties, primarily resulting from changes in the market prices of power, natural gas, and other fuels.
•A $39 million increase in interest payments, primarily due to an increase in the average outstanding debt.
•A $28 million increase in payroll tax payments primarily due to the employer portion of Social Security taxes as a result of a payment deferral allowed in 2020 under the Coronavirus Aid, Relief, and Economic Security Act. Half of the 2020 deferral will be paid at the end of 2021 and the remaining half will be paid at the end of 2022.
•A $15 million increase in major storm restoration costs at Ameren Illinois, primarily due to a January 2021 storm.
The following items partially offset the decrease in Ameren’s cash from operating activities between periods:
•A $29 million increase, primarily resulting from reduced purchases of materials and supplies to support operations in 2021 as levels were increased in 2020 to mitigate against potential supply disruptions associated with the COVID-19 pandemic.
•A $24 million decrease in pension and postretirement benefit plan contributions.
•A $20 million decrease in payments to settle ARO liabilities, primarily related to the closure of Ameren Missouri’s CCR storage facilities.
•A $20 million increase resulting from a decrease in coal inventory levels at Ameren Missouri, primarily due to weather-related delivery disruptions and increased consumption levels.
•A $15 million increase resulting from a reduction in payments for certain cloud computing arrangements.
•A $9 million increase resulting from income tax refunds of $1 million in 2021, compared with income tax payments of $8 million in 2020, primarily from lower taxable income and the timing of payments in 2021.

Ameren Missouri
Ameren Missouri’s cash provided by operating activities decreased $64 million in the first nine months of 2021, compared with the year-ago period. The following items contributed to the decrease:
•A $72 million decrease resulting from increased purchases for natural gas for resale and purchased power costs as a result of the significant increase in customer demand and prices for natural gas and electricity experienced in mid-February 2021 due to extremely cold weather, which are recovered under the PGA and the FAC; a net decrease attributable to other regulatory recovery mechanisms; and a decrease related to a change in electric rate design. These items were partially offset by increased retail sales.
•A $46 million decrease in net collateral activity with counterparties, primarily resulting from changes in the market prices of power, natural gas, and other fuels.
•A $17 million increase in interest payments, primarily due to an increase in the average outstanding debt.
•A $13 million increase in payroll tax payments primarily due to the employer portion of Social Security taxes as a result of a payment deferral allowed in 2020 under the Coronavirus Aid, Relief, and Economic Security Act. Half of the 2020 deferral will be paid at the end of 2021 and the remaining half will be paid at the end of 2022.
The following items partially offset the decrease in Ameren Missouri’s cash from operating activities between periods:
•A $20 million decrease in payments to settle ARO liabilities, primarily related to the closure of CCR storage facilities.
•A $20 million increase resulting from a decrease in coal inventory levels, primarily due to weather-related delivery disruptions and increased consumption levels.
•A $14 million increase resulting from income tax refunds of $2 million in 2021, compared with income tax payments of $12 million in 2020, from Ameren (parent) pursuant to the tax allocation agreement, primarily from the timing of payments and lower taxable income in 2021.
•A $13 million increase, primarily resulting from reduced purchases of materials and supplies to support operations in 2021 as levels were increased in 2020 to mitigate against potential supply disruptions associated with the COVID-19 pandemic.
•A $7 million decrease in pension and postretirement benefit plan contributions.
•A $7 million increase resulting from a reduction in payments for certain cloud computing arrangements.
Ameren Illinois
Ameren Illinois’ cash provided by operating activities decreased $8 million in the first nine months of 2021, compared with the year-ago period. The following items contributed to the decrease:
•A $41 million decrease resulting from increased purchases for natural gas for resale and purchased power costs as a result of the significant increase in customer demand and prices for natural gas and electricity experienced in mid-February 2021 due to extremely cold weather, which are recovered under the PGA and a purchased power rider, and a net decrease attributable to other regulatory recovery mechanisms. These items were partially offset by increased customer collections resulting from base rate increases pursuant to the January 2021 natural gas rate order and due to electric transmission rate base growth, state funding received for customer billing assistance, increased retail sales, and the effect of customer disconnection activity that resumed in April 2021, which had been suspended for most of 2020.
•A $41 million increase in the cost of natural gas held in storage because of higher prices.
•A $15 million increase in major storm restoration costs, primarily due to a January 2021 storm.
•A $9 million increase in payroll tax payments primarily due to the employer portion of Social Security taxes as a result of a payment deferral allowed in 2020 under the Coronavirus Aid, Relief, and Economic Security Act. Half of the 2020 deferral will be paid at the end of 2021 and the remaining half will be paid at the end of 2022.
The following items partially offset the decrease in Ameren Illinois’ cash from operating activities between periods:
•A $48 million increase resulting from income tax refunds of $3 million in 2021, compared with income tax payments of $45 million in 2020, from Ameren (parent) pursuant to the tax allocation agreement, primarily from the timing of payments and lower taxable income in 2021.
•A $16 million increase, primarily resulting from reduced purchases of materials and supplies to support operations in 2021 as levels were increased in 2020 to mitigate against potential supply disruptions associated with the COVID-19 pandemic.
•A $14 million decrease in pension and postretirement benefit plan contributions.
•A $9 million increase resulting from a reduction in payments for certain cloud computing arrangements.

Cash Flows from Investing Activities
Ameren’s cash used in investing activities increased $665 million during the first nine months of 2021, compared with the year-ago period, primarily as a result of a $515 million increase in cash paid for the acquisition of wind generation assets at Ameren Missouri and a $214 million increase in capital expenditures, which were driven by an increase at Ameren Missouri, partially offset by a decrease at Ameren Illinois and a $41 million decrease at ATXI, primarily as a result of decreased Illinois Rivers transmission line expenditures as it was placed in service in December 2020. The increase in Ameren’s cash used in investing activities was partially offset by a $42 million decrease due to the timing of nuclear fuel expenditures and a $27 million decrease due to net investment activity in the nuclear decommissioning trust fund at Ameren Missouri.
Ameren Missouri’s cash used in investing activities increased $601 million during the first nine months of 2021, compared with the year-ago period, primarily as a result of a $515 million increase in cash paid for the acquisition of wind generation assets and a $274 million increase in capital expenditures, largely related to electric delivery infrastructure upgrades, electric distribution system reliability projects, and generator repairs at the Callaway Energy Center. The increase in Ameren Missouri’s cash used in investing activities was partially offset by a $120 million return of net money pool advances, a $42 million decrease due to the timing of nuclear fuel expenditures, and a $27 million decrease due to net investment activity in the nuclear decommissioning trust fund.
Ameren Illinois’ cash used in investing activities increased $44 million during the first nine months of 2021, compared with the year-ago period, primarily as a result of a $41 million increase in net money pool advances, partially offset by a $5 million decrease in capital expenditures, largely related to electric transmission system reliability projects and natural gas infrastructure.
Cash Flows from Financing Activities
Cash provided by, or used in, financing activities is a result of our financing needs, which depend on the level of cash provided by operating activities, the level of cash used in investing activities, the level of dividends, and our long-term debt maturities, among other things. Due to extremely cold winter weather in mid-February 2021, Ameren Missouri and Ameren Illinois experienced higher than anticipated commodity costs for natural gas purchased for resale and purchased power, which contributed to the acceleration of the timing of certain planned 2021 debt issuances.
Ameren’s cash provided by consolidated financing activities increased $654 million during the first nine months of 2021, compared with the year-ago period. During the first nine months of 2021, Ameren utilized proceeds from the issuance of $1,423 million of long-term debt for general corporate purposes, including to repay then-outstanding short-term debt, including short-term debt incurred in connection with the increased purchases for natural gas for resale and purchased power costs discussed above, and to fund, in part, investing activities. During the first nine months of 2021, Ameren received $63 million from net commercial paper issuances. In addition, Ameren received aggregate cash proceeds of $297 million from the issuance of common stock under the ATM program, the DRPlus, and the 401(k) plan and the settlement of the remaining portion of the August 2019 forward sale agreement. These proceeds were used to fund a portion of Ameren Missouri’s wind generation investments and to fund, in part, other investing activities. In comparison, during the first nine months of 2020, Ameren utilized proceeds from the issuance of $1,263 million of long-term debt for general corporate purposes, including to repay then-outstanding short-term debt, including short-term debt incurred in connection with the repayment at maturity of long-term debt of $85 million and to fund, in part, investing activities. During the first nine months of 2020, Ameren repaid net short-term debt of $168 million. In addition, Ameren received aggregate cash proceeds of $37 million from the issuance of common stock under the DRPlus and the 401(k) plan. During the first nine months of 2021, Ameren paid common stock dividends of $423 million, compared with $367 million in the year-ago period, as a result of an increase in both the dividend rate and the number of common shares outstanding.
Ameren Missouri’s cash provided by financing activities increased $560 million during the first nine months of 2021, compared with the year-ago period. During the first nine months of 2021, Ameren Missouri utilized net proceeds from the issuance of long-term debt of $524 million to repay then-outstanding short-term debt, including short-term debt incurred in connection with the increased purchases for natural gas for resale and purchased power costs discussed above. Additionally, proceeds from the issuance of long-term debt and capital contributions of $183 million from Ameren (parent) were used to fund, in part, investing activities. In comparison, during the first nine months of 2020, Ameren Missouri utilized net proceeds from the issuance of $465 million of long-term debt to repay then-outstanding short-term debt, including short-term debt incurred in connection with the repayment at maturity of long-term debt of $85 million. During the first nine months of 2020, Ameren Missouri repaid net short-term debt of $234 million and used cash provided by financing activities to fund, in part, investing activities.
Ameren Illinois’ cash provided by financing activities increased $5 million during the first nine months of 2021, compared with the year-ago period. During the first nine months of 2021, Ameren Illinois utilized net proceeds from the issuance of long-term debt of $449 million to repay then-outstanding short-term debt, including short-term debt incurred in connection with the increased purchases for natural gas for resale and purchased power costs discussed above, and to fund, in part, investing activities. In the first nine months of 2021, Ameren Illinois received capital contributions of $145 million from Ameren (parent), compared with $350 million in the year-ago period. In addition, Ameren Illinois repaid $19 million of money pool borrowings and redeemed $13 million of preferred stock in the current year period. During the first nine months of 2020, Ameren Illinois utilized net proceeds from commercial paper issuance of $189 million to fund, in part, investing activities.
See Long-term Debt and Equity in this section for additional information on maturities and issuances of long-term debt, issuances of common stock, and redemptions of preferred stock.
Credit Facility Borrowings and Liquidity
The following table presents Ameren’s consolidated liquidity as of September 30, 2021:

Available at September 30, 2021
Ameren (parent) and Ameren Missouri:
Missouri Credit Agreement – borrowing capacity	$1,200
Less: Ameren (parent) commercial paper outstanding	356
Less: Ameren Missouri letters of credit	3
Missouri Credit Agreement – subtotal	841
Ameren (parent) and Ameren Illinois:
Illinois Credit Agreement – borrowing capacity	1,100
Less: Ameren (parent) commercial paper outstanding	197
Less: Ameren Illinois letters of credit	1
Illinois Credit Agreement – subtotal	902
Subtotal	$1,743
Add: Cash and cash equivalents	7
Net Available Liquidity	$1,750
The Credit Agreements, among other things, provide $2.3 billion of credit until maturity in December 2024. See Note 3 – Short-term Debt and Liquidity under Part I, Item 1, of this report for additional information on the Credit Agreements. During the nine months ended September 30, 2021, Ameren (parent), Ameren Missouri, and Ameren Illinois each issued commercial paper. Borrowings under the Credit Agreements and commercial paper issuances are based upon available interest rates at that time of the borrowing or issuance.
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

Long-term Debt and Equity
The following table presents Ameren’s issuances (net of any issuance premiums or discounts) of long-term debt and equity, as well as maturities of long-term debt and redemptions of preferred stock for the nine months ended September 30, 2021 and 2020:

	Month Issued, Redeemed, or Matured	2021	2020
Issuances of Long-term Debt
Ameren:
1.75% Senior unsecured notes due 2028	March	$450	$—
3.50% Senior unsecured notes due 2031	April	—	798
Ameren Missouri:
2.95% First mortgage bonds due 2030	March	—	465
2.15% First mortgage bonds due 2032 (green bonds)	June	524	—
Ameren Illinois:
2.90% First mortgage bonds due 2051 (green bonds)	June	349
0.375% First mortgage bonds due 2023	June	100	—
Total Ameren long-term debt issuances		$1,423	$1,263
Issuances of Common Stock
Ameren:
DRPlus and 401(k) (a)	Various	$36	$37
August 2019 forward sale agreement (b)	February	113	—
ATM program (c)	Various	148	—
Total Ameren common stock issuances (d)		$297	$37
Maturities of Long-term Debt
Ameren Missouri:
5.00% Senior secured notes due 2020	February	$—	$85
Total Ameren long-term debt maturities		$—	$85
Redemptions of Preferred Stock
Ameren Illinois:
6.625% Series	March	$12	$—
7.75% Series	March	1	—
Total Ameren Illinois preferred stock redemptions		$13	$—
(a)Ameren issued a total of 0.4 million and 0.5 million shares of common stock under its DRPlus and 401(k) plan in the nine months ended September 30, 2021 and 2020, respectively.
(b)Ameren issued 1.6 million shares of common stock to settle the remainder of the August 2019 forward sale agreement.
(c)Ameren issued 1.8 million shares of common stock under the ATM program.
(d)Excludes 0.5 million and 0.5 million shares of common stock valued at $33 million and $38 million issued for no cash consideration in connection with stock-based compensation for the nine months ended September 30, 2021 and 2020, respectively.
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
Indebtedness Provisions and Other Covenants
At September 30, 2021, the Ameren Companies were in compliance with the provisions and covenants contained in their credit agreements, indentures, and articles of incorporation, as applicable, and ATXI was in compliance with the provisions and covenants contained in its note purchase agreement. See Note 3 – Short-term Debt and Liquidity under Part I, Item 1, of this report and Note 4 – Short-term Debt and Liquidity and Note 5 – Long-term Debt and Equity Financings under Part II, Item 8, of the Form 10-K for a discussion of provisions, applicable cross-default provisions, and covenants contained in our credit agreements, in ATXI’s note purchase agreement, and in certain of the Ameren Companies’ indentures and articles of incorporation.
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
See Note 4 – Short-term Debt and Liquidity and Note 5 – Long-term Debt and Equity Financings under Part II, Item 8, of the Form 10-K for additional discussion of covenants and provisions contained in certain of the Ameren Companies’ financial agreements and articles of incorporation that would restrict the Ameren Companies’ payment of dividends in certain circumstances. At September 30, 2021, none of these circumstances existed at Ameren, Ameren Missouri, or Ameren Illinois and, as a result, these companies were not restricted from paying dividends.
The following table presents common stock dividends declared and paid by Ameren Corporation to its common shareholders and by Ameren subsidiaries to their parent, Ameren Corporation, for the nine months ended September 30, 2021 and 2020:

	Nine Months
	2021	2020
Ameren	$423	$367
ATXI	82	—
Commitments
As of September 30, 2021, there have been no material changes other than in the ordinary course of business related to cash requirements arising from contractual obligations provided in Item 7 of the Form 10-K for the year ended December 31, 2020. See Long-term Debt and Equity section above for Ameren (parent), Ameren Missouri, and Ameren Illinois for debt issuances during the period ended September 30, 2021.
Off-balance-sheet Arrangements
At September 30, 2021, none of the Ameren Companies had any significant off-balance-sheet financing arrangements, other than variable interest entities and the September 2021 forward sale agreement relating to common stock. See Note 1 – Summary of Significant Accounting Policies under Part I, Item 1, of this report for further detail concerning variable interest entities.
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
Collateral Postings
Any weakening of our credit ratings may reduce access to capital and trigger additional collateral postings and prepayments. Such changes may also increase the cost of borrowing, resulting in an adverse effect on earnings. Cash collateral postings and prepayments made with external parties, including postings related to exchange-traded contracts, were $71 million for Ameren and Ameren Missouri and cash collateral posted by external parties were $28 million, $1 million, and $27 million for Ameren, Ameren Missouri, and Ameren Illinois at September 30, 2021. A sub-investment-grade issuer or senior unsecured debt rating (below “Baa3” from Moody’s or below “BBB-” from S&P) at September 30, 2021, could have resulted in Ameren, Ameren Missouri, or Ameren Illinois being required to post additional collateral or other assurances for certain trade obligations amounting to $129 million, $93 million, and $36 million, respectively.
Changes in commodity prices could trigger additional collateral postings and prepayments. Based on credit ratings at September 30, 2021, if market prices were 15% higher or lower than September 30, 2021 levels in the next 12 months and 20% higher or lower thereafter through the end of the term of the commodity contracts, then Ameren and Ameren Missouri could be required to post additional collateral or other assurances for certain trade obligations up to $36 million.
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
Operations
•In the first nine months of 2021, our sales volumes, which have been, and continue to be, affected by the COVID-19 pandemic, among other things, increased compared to the same period in 2020, excluding the estimated effects of weather and customer energy-efficiency programs. We continue to expect a gradual improvement in sales volumes in 2021, compared to 2020. Our customers’ payment for services has been adversely affected by the COVID-19 pandemic, which has caused our accounts receivable balances that are past due or that are a part of a deferred payment arrangement to be higher than normal historical levels. Because of their regulatory frameworks, Ameren Illinois’ and ATXI’s revenues are largely decoupled from changes in sales volumes. See the Results of Operations section above for additional information on our accounts receivable balances, Ameren Illinois’ electric and natural gas bad debt riders, and changes in Ameren Missouri’s sales volumes in the third quarter and first nine months of 2021, compared to the same periods in 2020. Additionally, see Note 2 – Rate and Regulatory Matters under Part I, Item 1, of this report and Note 2 – Rate and Regulatory Matters under Part II, Item 8, of the Form 10-K for information on Ameren Missouri’s and Ameren Illinois’ reinstatement of customer disconnection and late fee charges for non-payment, accounting authority orders issued by the MoPSC related to Ameren Missouri's electric and natural gas services to allow Ameren Missouri to accumulate certain costs incurred, net of savings, and forgone customer late fee revenues related to the COVID-19 pandemic for consideration of recovery in the current electric and natural gas service regulatory rate reviews, and orders issued by the ICC in a service disconnection moratorium proceeding, which required Ameren Illinois to implement more flexible credit and collection practices and allowed for recovery of costs incurred related to the COVID-19 pandemic and forgone late fees.
•In September 2021, President Biden issued an executive order directing that federal agencies require employers with United States government contracts to ensure that their United States-based employees, contractors, and subcontractors, at on-site and remote locations, are fully vaccinated for COVID-19. It permits exceptions for valid medical and religious reasons. The executive order does not provide an exception for regular COVID-19 testing as an alternative to vaccination. Without further change, the expected deadline for compliance is January 4, 2022. As a United States government contractor, the Ameren Companies will be required to comply with the executive order’s vaccine mandate. The timing of implementation of the executive order may be affected by additional guidance issued, including any extensions of time granted to comply. Compliance with the executive order or any future vaccine mandates may result in labor shortages, including shortages in skilled professional and technical labor, supply chain disruptions, delays in contractors’ performance or completion of work, and/or increased costs for us, our contractors, or our suppliers, which may have a material adverse effect on our results of operations, financial position, and liquidity.
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
•In 2018, the MoPSC issued an order approving Ameren Missouri’s MEEIA 2019 plan. The plan includes a portfolio of customer energy-efficiency programs through December 2022 and low-income customer energy-efficiency programs through December 2024, along with a rider. Ameren Missouri intends to invest approximately $360 million over the life of the plan, including $90 million in 2021, $70 million in 2022, and $75 million in 2023. The plan includes the continued use of the MEEIA rider, which allows Ameren Missouri to collect from, or refund to, customers any difference in actual MEEIA program costs and related lost electric margins and the amounts collected from customers. In addition, the plan includes a performance incentive that provides Ameren Missouri an opportunity to earn additional revenues by achieving certain customer energy-efficiency goals. If the target goals are achieved for 2021 and 2022, additional revenues of $24 million would be recognized in 2022, and if target goals are achieved for 2023, additional revenues of $13 million would be recognized in 2023. Ameren Missouri’s ability to achieve targeted goals could be affected by the COVID-19 pandemic. Ameren Missouri recognized $9 million and $6 million in revenues related to MEEIA performance incentives in 2021 and 2020, respectively.
•In March 2021, Ameren Missouri filed a request with the MoPSC seeking approval to increase its annual revenues for electric service by $299 million. A decision by the MoPSC is expected by mid-February 2022, with new rates effective by late February 2022. Ameren Missouri cannot predict the level of any electric service rate change the MoPSC may approve, or whether any rate change that may eventually be approved will be sufficient for Ameren Missouri to recover its costs and earn a reasonable return on its investments when the rate change goes into effect.
•Ameren Illinois and ATXI use a forward-looking rate calculation with an annual revenue requirement reconciliation for each company’s electric transmission business. Based on expected rate base and the currently allowed 10.52% ROE, which includes a 50 basis point incentive adder for participation in an RTO, the revenue requirements included in 2022 rates for Ameren Illinois’ and ATXI’s electric transmission businesses are $422 million and $195 million, respectively. These revenue requirements represent an increase in Ameren Illinois’ revenue requirement of $42 million and a decrease in ATXI’s revenue requirement of $5 million from the revenue requirements reflected in 2021 rates, primarily due to a higher expected rate base at Ameren Illinois and a lower expected rate base at ATXI. These rates will affect Ameren Illinois’ and ATXI’s cash receipts during 2022, but will not determine their respective electric transmission service operating revenues, which will instead be based on 2022 actual recoverable costs, rate base, and a return on rate base at the applicable WACC as calculated under the FERC formula ratemaking framework.
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
•Ameren Illinois’ electric distribution service performance-based formula ratemaking framework allows Ameren Illinois to reconcile electric distribution service rates to its actual revenue requirement on an annual basis to reflect actual recoverable costs incurred and a return at the applicable WACC on year-end rate base. If a given year’s revenue requirement varies from the amount collected from customers, an adjustment is made to electric operating revenues with an offset to a regulatory asset or liability to reflect that year’s actual revenue requirement, independent of actual sales volumes. The regulatory balance is then collected from, or refunded to, customers within two years from the end of the year. Pursuant to an order issued by the ICC in March 2021, Ameren Illinois expects to use the current IEIMA formula framework to establish annual customer rates effective through 2023, and reconcile the related revenue requirement for customer rates established for 2022 and 2023. As such, Ameren Illinois’ 2022 and 2023 revenues would reflect each year’s actual recoverable costs, year-end rate base, and a return at the applicable WACC, with the ROE component based on the annual average of the monthly yields of the 30-year United States Treasury bonds plus 580 basis points. For more information on the March 2021 ICC order, see Note 2 – Rate and Regulatory Matters under Part I, Item 1, of this report. By law, the decoupling provisions extend beyond the end of existing performance-based formula ratemaking, which ensures that Ameren Illinois’ electric distribution revenues authorized in a regulatory rate review are not affected by changes in sales volumes.
•Pursuant to the CEJA, which was enacted in September 2021, Ameren Illinois may file an MYRP with the ICC to establish base rates for electric distribution service to be charged to customers for each calendar year of a four-year period. An MYRP would allow Ameren Illinois to reconcile electric distribution service rates to its actual revenue requirement on an annual basis, subject to a reconciliation cap and adjustments to the approved ROE for performance incentives and penalties. Electric distribution service revenues would continue to be decoupled from sales volumes under an MYRP. Subject to stakeholder workshops regarding the MYRP ratemaking process, including establishing performance metrics, Ameren Illinois anticipates filing an MYRP by mid-January 2023, with rates effective beginning in 2024. If Ameren Illinois does not file an MYRP for rates effective beginning in 2024, its next opportunity to file an MYRP would be for rates effective beginning in 2028. Additionally, the CEJA established emission standards that will limit the operations of Ameren Missouri's five natural gas-fired energy centers located in the state of Illinois, including the possibility of one or more energy center closures earlier than anticipated. These energy centers are utilized to support peak loads. The emission limitations will become effective between 2030 and 2040. Ameren Missouri is reviewing the emission standards and the resulting effect they may have on its generation strategy, including any increases in capital expenditures or operating costs, or limits to the useful lives of the five natural gas-fired energy centers.
•In 2020, the ICC issued an order in Ameren Illinois’ annual update filing that approved a $49 million decrease in Ameren Illinois’ electric distribution service rates beginning in January 2021. Ameren Illinois’ 2021 electric distribution service revenues will be based on its 2021 actual recoverable costs, 2021 year-end rate base, and a return at the applicable WACC, with the ROE component based on the annual average of the monthly yields of the 30-year United States Treasury bonds plus 580 basis points. As of September 30, 2021, Ameren Illinois expects its 2021 electric distribution year-end rate base to be $3.7 billion. The 2021 revenue requirement reconciliation adjustment will be collected from, or refunded to, customers in 2023. A 50 basis point change in the annual average of the monthly yields of the 30-year United States Treasury bonds would result in an estimated $10 million change in Ameren’s and Ameren Illinois’ annual net income, based on Ameren Illinois’ 2021 projected year-end rate base, including electric energy-efficiency investments.

Ameren Illinois’ allowed ROE for the first nine months of 2021 was based on an estimated annual average of the monthly yields of the 30-year United States Treasury bonds of 2.12%.
•In August 2021, Ameren Illinois filed a revised request seeking to increase its annual revenues for electric distribution service by $59 million. An ICC decision in this proceeding is required by December 2021, with new rates effective in January 2022. These rates will affect Ameren Illinois' cash receipts during 2022, but will not affect electric distribution service revenues, which will be based on 2022 actual recoverable costs, 2022 year-end rate base, and a return at the applicable WACC as calculated under the Illinois performance-based formula ratemaking framework.
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
•Pursuant to Illinois law, Ameren Illinois’ electric energy-efficiency investments are deferred as a regulatory asset and earn a return at the applicable WACC, with the ROE component based on the annual average of the monthly yields of the 30-year United States Treasury bonds plus 580 basis points. The allowed ROE on electric energy-efficiency investments can be increased or decreased by up to 200 basis points, depending on the achievement of annual energy savings goals. Ameren Illinois plans to invest approximately $100 million per year in electric energy-efficiency programs through 2025. While the ICC has approved a plan consistent with this spending level through 2025, the ICC has the ability to reduce the amount of electric energy-efficiency savings goals in future plan program years if there are insufficient cost-effective programs available, which could reduce the investments in electric energy-efficiency programs. The electric energy-efficiency program investments and the return on those investments are collected from customers through a rider and are not recovered through the electric distribution service performance-based formula ratemaking framework. Pursuant to the CEJA, the annual investments in electric energy-efficiency programs may increase by approximately $10 million to $40 million with the increase depending on the election of certain customers to participate in the programs. Those customers have until late January 2022 to decide if they will participate in the four-year programs.
•Pursuant to a MoPSC February 2020 order, Ameren Missouri deferred, as a regulatory asset, a total of $39 million in maintenance expenses related to its scheduled fall 2020 outage, which it began to amortize in January 2021. The regulatory asset will be amortized until the completion of the next refueling and maintenance outage, which is scheduled for the spring of 2022. During an outage, depending on the availability of its other generation sources and the market prices for power, Ameren Missouri’s purchased power costs may increase and the amount of excess power available for sale may decrease versus non-outage years. Changes in purchased power costs and excess power available for sale are included in the FAC, which results in limited impacts to earnings.
•In August 2021, a three-judge panel of the United States Court of Appeals for the Eighth Circuit issued a decision that affirmed the United States District Court for the Eastern District of Missouri’s January 2017 liability ruling and the district court’s September 2019 remedy order as it related to the installation of a flue gas desulfurization system at the Rush Island Energy Center, but reversed the order as it related to the installation of a dry sorbent injection system at the Labadie Energy Center. For additional information on the NSR and Clean Air Act litigation, see Note 9 – Commitments and Contingencies under Part I, Item 1, of this report.
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
•We are observing inflationary pressures on the prices of commodities, labor, services, materials, and supplies. Ameren Missouri and Ameren Illinois are generally allowed to pass on to customers prudently incurred costs for fuel, purchased power, and natural gas supply. Additionally, for certain non-commodity cost changes, the use of trackers, riders, and formula ratemaking, as applicable, mitigates our exposure. The inflationary pressures could impact our ability to control costs and/or make substantial investments in our businesses, including our ability to recover costs and investments, and to earn our allowed ROEs within frameworks established by our regulators, while maintaining rates that are affordable to our customers.
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
•In connection with Ameren Missouri’s 2020 IRP, Ameren established a goal of achieving net-zero carbon emissions by 2050. Ameren is also targeting a 50% CO2 emission reduction by 2030 and an 85% reduction by 2040 from the 2005 level. In August 2021, the MoPSC issued an order affirming the plan’s compliance with Missouri law. The plan targets cleaner and more diverse sources of energy generation, including solar, wind, hydro, and nuclear power, and supports increased investment in new energy technologies. It also includes expanding renewable sources by adding 3,100 MWs of renewable generation by the end of 2030 and a total of 5,400 MWs of renewable generation by 2040. These amounts include 700 MWs related to the High Prairie and Atchison renewable energy centers, which will support Ameren Missouri’s compliance with the state of Missouri’s requirement of achieving 15% of native load sales from renewable energy sources beginning in 2021. The plan also includes advancing the retirement dates of the Sioux and Rush Island coal-fired energy centers to 2028 and 2039, respectively, which are subject to the approval of a change in the assets’ depreciable lives by the MoPSC in Ameren Missouri’s current electric service regulatory rate review, the continued implementation of customer energy-efficiency programs, and the expectation that Ameren Missouri will seek NRC approval for an extension of the operating license for the Callaway Energy Center beyond its current 2044 expiration date. Additionally, the plan includes retiring the Meramec and Labadie coal-fired energy centers at the end of their useful lives (by 2022 and 2042, respectively). Ameren Missouri’s plan could be affected by, among other factors: Ameren Missouri’s ability to obtain certificates of convenience and necessity from the MoPSC, and any other required approvals for the addition of renewable resources, retirement of energy centers, and new or continued customer energy-efficiency programs; the ability of developers to meet contractual commitments and timely complete projects, which is dependent upon the availability of necessary materials and equipment, including those that are affected by the disruptions in the global supply chain caused by the COVID-19 pandemic, among other things; the availability of federal production and investment tax credits related to renewable energy and Ameren Missouri’s ability to use such credits; the cost of wind, solar, and other renewable generation and storage technologies; changes in environmental regulations, including those related to carbon emissions; energy prices and demand; and Ameren Missouri’s ability to obtain timely interconnection agreements with the MISO or other RTOs at an acceptable cost. The next integrated resource plan is expected to be filed in September 2023.
•In August 2021, Missouri House Bill 734 became effective. The law allows Missouri electric utility companies to petition the MoPSC for a financing order to authorize the issuance of securitized utility tariff bonds to finance the cost of retiring coal-fired energy centers, including the repayment of existing debt.
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
•Environmental regulations, including those related to CO2 emissions, or other actions taken by the EPA or state regulators, or requirements that may result from the NSR and Clean Air Act Litigation discussed in Note 9 – Commitments and Contingencies under

Part I, Item 1, of this report, could result in significant increases in capital expenditures and operating costs. Regulations enacted by a prior federal administration can be reviewed and repealed, and replacement or alternative regulations can be proposed or adopted by the current federal administration including the EPA. The ultimate implementation of any of these regulations, as well as the timing of any such implementation, is uncertain. However, the individual or combined effects of existing and new environmental regulations could result in significant capital expenditures, increased operating costs, or the closure or alteration of some of Ameren Missouri’s coal and natural gas-fired energy centers. Ameren Missouri’s capital expenditures are subject to MoPSC prudence reviews, which could result in cost disallowances as well as regulatory lag. The cost of Ameren Illinois’ purchased power and natural gas purchased for resale could increase. However, Ameren Illinois expects that these costs would be recovered from customers with no material adverse effect on its results of operations, financial position, or liquidity. Ameren’s and Ameren Missouri’s earnings could benefit from increased investment to comply with environmental regulations if those investments are reflected and recovered on a timely basis in customer rates.
•The Ameren Companies have multiyear credit agreements that cumulatively provide $2.3 billion of credit through December 2024, subject to a 364-day repayment term for Ameren Missouri and Ameren Illinois, with the option to seek incremental commitments to increase the cumulative credit provided to $2.7 billion. See Note 3 – Short-term Debt and Liquidity under Part I, Item 1, of this report and Note 4 – Short-term Debt and Liquidity under Part II, Item 8, in the Form 10-K for additional information regarding the Credit Agreements. The Ameren Companies have no material maturities of long-term debt until the third quarter of 2022. ATXI expects to issue long-term debt in the fourth quarter of 2021 and use the proceeds to repay a portion of its long-term note payable to Ameren (parent) and money pool borrowings. Ameren, Ameren Missouri, and Ameren Illinois believe that their liquidity is adequate given their expected operating cash flows, capital expenditures, and financing plans. The Ameren Companies continue to monitor the effect of the COVID-19 pandemic on their liquidity. To date, the Ameren Companies have been able to access the capital markets on reasonable terms when needed. However, there can be no assurance that significant changes in economic conditions, disruptions in the capital and credit markets, or other unforeseen events will not materially affect their ability to execute their expected operating, capital, or financing plans.
•Ameren expects its cash used for currently planned capital expenditures and dividends to exceed cash provided by operating activities over the next several years. As part of its funding plan for capital expenditures, Ameren is using newly issued shares of common stock, rather than market-purchased shares, to satisfy requirements under the DRPlus and employee benefit plans and expects to continue to do so through at least 2025. Ameren expects these issuances to provide equity of about $100 million annually. In addition, Ameren established an ATM program under which Ameren may offer and sell from time to time up to $750 million of its common stock, which includes the ability to enter into forward sales agreements, subject to market conditions and other factors. Ameren plans to issue approximately $300 million of equity each year from 2022 to 2025 in addition to issuances under the DRPlus and employee benefit plans. Ameren expects its equity to total capitalization ratio to be approximately 45% through December 31, 2025, with the long-term intent to support solid investment-grade credit ratings. Ameren Missouri and Ameren Illinois expect to fund cash flow needs through debt issuances, adjustments of dividends to Ameren (parent), and/or capital contributions from Ameren (parent).
•As of September 30, 2021, Ameren had $130 million in tax benefits from federal and state income tax credit carryforwards and $35 million in tax benefits from state net operating loss carryforwards, which will be utilized in future periods. Ameren expects federal income tax payments at the required minimum levels from 2021 to 2025 resulting from the anticipated use of production tax credits that will be generated by Ameren Missouri’s High Prairie and Atchison renewable energy centers, existing tax net operating losses, tax credit carryforwards, tax overpayments, and outstanding refunds.
•As a result of the significant increase in customer demand and prices for natural gas and electricity experienced in mid-February 2021 due to extremely cold weather, for the month of February 2021, Ameren Missouri and Ameren Illinois had under-recovered costs under the PGA and FAC (Ameren Missouri - PGA $53 million, FAC $50 million; Ameren Illinois - PGA $221 million). Ameren Missouri’s PGA and FAC under-recoveries are designed to be collected from customers over 12 months beginning November 2021 and eight months beginning October 2021, respectively. In October 2021, the MoPSC issued an order allowing Ameren Missouri to extend the collection period for the cumulative PGA under-recovery as of August 2021, which includes the February 2021 under-recovery, from 12 months to 36 months beginning November 2021, to lessen the impact on customer rates. Ameren Illinois expects to collect the PGA under-recovery over 18 months beginning April 2021, but the collection of the remaining balance may be extended at Ameren Illinois’ election to lessen the impact on customer rates.
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
REGULATORY MATTERS
See Note 2 – Rate and Regulatory Matters under Part I, Item 1, of this report.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.
There have been no material changes to the quantitative and qualitative disclosures about interest rate risk, credit risk, commodity price risk, investment price risk, and commodity supplier risk included in the Form 10-K. See Item 7A under Part II of the Form 10-K for a more detailed discussion of our market risk.
ITEM 4. CONTROLS AND PROCEDURES.
(a)Evaluation of Disclosure Controls and Procedures
As of September 30, 2021, evaluations were performed under the supervision and with the participation of management, including the principal executive officer and the principal financial officer of each of the Ameren Companies, of the effectiveness of the design and operation of such registrant’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act). Based on those evaluations, as of September 30, 2021, the principal executive officer and the principal financial officer of each of the Ameren Companies concluded that such disclosure controls and procedures are effective to provide assurance that information required to be disclosed in such registrant’s reports filed or submitted under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms and such information is accumulated and communicated to its management, including its principal executive officer and its principal financial officer, to allow timely decisions regarding required disclosure.
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
The COVID-19 vaccine mandate issued under an executive order may have a material adverse effect on our results of operations, financial position, or liquidity.
In September 2021, President Biden issued an executive order directing that federal agencies require employers with United States government contracts to ensure that their United States-based employees, contractors, and subcontractors, at on-site and remote locations, are fully vaccinated for COVID-19, subject to certain exceptions for valid medical and religious reasons, as identified in applicable guidance. Without further change, the expected deadline for compliance is January 4, 2022. The executive order does not provide an exception for regular COVID-19 testing as an alternative to vaccination. As a United States government contractor, the Ameren Companies will be required to comply with the executive order’s vaccine mandate.
The timing of implementation of the executive order may be affected by additional guidance issued, including any extensions of time granted to comply. Compliance with the executive order or any future vaccine mandates may result in labor shortages, including shortages in skilled professional and technical labor, supply chain disruptions, delays in contractors’ performance or completion of work, and/or increased costs for us, our contractors, or our suppliers, which may have a material adverse effect on our results of operations, financial position, and liquidity.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.
Ameren Corporation, Ameren Missouri, and Ameren Illinois did not purchase equity securities reportable under Item 703 of Regulation

S-K during the period from July 1, 2021, to September 30, 2021.

ITEM 6. EXHIBITS.
The documents listed below are being filed or have previously been filed on behalf of the Ameren Companies and are incorporated herein by reference from the documents indicated and made a part hereof. Exhibits not identified as previously filed are filed herewith.

Exhibit Designation	Registrant(s)	Nature of Exhibit	Previously Filed as Exhibit to:
Articles of Incorporation/By-Laws
3.1	Ameren	By-Laws of Ameren Corporation, effective as of October 8, 2021	October 12, 2021 Form 8-K, Exhibit 3.1, File No. 1-14756
Rule 13a-14(a) / 15d-14(a) Certifications
31.1	Ameren	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer of Ameren
31.2	Ameren	Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer of Ameren
31.3	Ameren Missouri	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer of Ameren Missouri
31.4	Ameren Missouri	Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer of Ameren Missouri
31.5	Ameren Illinois	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer of Ameren Illinois
31.6	Ameren Illinois	Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer of Ameren Illinois
Section 1350 Certifications
32.1	Ameren	Section 1350 Certification of Principal Executive Officer and Principal Financial Officer of Ameren
32.2	Ameren Missouri	Section 1350 Certification of Principal Executive Officer and Principal Financial Officer of Ameren Missouri
32.3	Ameren Illinois	Section 1350 Certification of Principal Executive Officer and Principal Financial Officer of Ameren Illinois
Interactive Data Files
101.INS	Ameren Companies	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
101.SCH	Ameren Companies	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Ameren Companies	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB	Ameren Companies	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Ameren Companies	Inline XBRL Taxonomy Extension Presentation Linkbase Document
101.DEF	Ameren Companies	Inline XBRL Taxonomy Extension Definition Document
104	Ameren Companies	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)
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
Date: November 4, 2021