Form 10-Q
period 2022-03-31
AMEREN CORP; Ameren Illinois Co; UNION ELECTRIC CO
filed 2022-05-06
CIK 1002910, 18654, 100826

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the Quarterly Period Ended March 31, 2022

OR

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from to

Commission File Number	Exact name of registrant as specified in its charter; State of Incorporation; Address and Telephone Number	IRS Employer Identification No.
1-14756	Ameren Corporation	43-1723446
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

Ameren Corporation	☐
Union Electric Company	☐
Ameren Illinois Company	☐
Indicate by check mark whether each registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Ameren Corporation	Yes	☐	No	☒
Union Electric Company	Yes	☐	No	☒
Ameren Illinois Company	Yes	☐	No	☒
The number of shares outstanding of each registrant’s classes of common stock as of April 29, 2022, was as follows:

Registrant	Title of each class of common stock	Shares outstanding
Ameren Corporation	Common stock, $0.01 par value per share	258,226,506
Union Electric Company	Common stock, $5 par value per share, held by Ameren Corporation	102,123,834
Ameren Illinois Company	Common stock, no par value, held by Ameren Corporation	25,452,373

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
Form 10-K – The combined Annual Report on Form 10-K for the year ended December 31, 2021, filed by the Ameren Companies with the SEC.

FORWARD-LOOKING STATEMENTS
Statements in this report not based on historical facts are considered “forward-looking” and, accordingly, involve risks and uncertainties that could cause actual results to differ materially from those discussed. Although such forward-looking statements have been made in good faith and are based on reasonable assumptions, there is no assurance that the expected results will be achieved. These statements include (without limitation) statements as to future expectations, beliefs, plans, projections, strategies, targets, estimates, objectives, events, conditions, and financial performance. In connection with the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995, we are providing this cautionary statement to identify important factors that could cause actual results to differ materially from those anticipated. The following factors, in addition to those discussed within Risk Factors in the Form 10-K and in this report, and elsewhere in this report and in our other filings with the SEC, could cause actual results to differ materially from management expectations suggested in such forward-looking statements:
•regulatory, judicial, or legislative actions, and any changes in regulatory policies and ratemaking determinations, that may change regulatory recovery mechanisms, such as those that may result from the impact of a final ruling to be issued by the United States Court for the Eastern District of Missouri regarding its September 2019 remedy order for the Rush Island Energy Center, the MoPSC staff review of the planned Rush Island Energy Center retirement, the July 2020 appeal filed by Ameren Missouri, Ameren Illinois, and ATXI challenging the refund period related to the FERC’s May 2020 order determining the allowed base ROE under the MISO tariff, the July 2020 appeal filed by Ameren Missouri, Ameren Illinois, and ATXI challenging the FERC’s rehearing denials in the transmission formula rate revision cases, and Ameren Illinois’ electric distribution service rate reconciliation request filed with the ICC in April 2022;
•the length and severity of the COVID-19 pandemic, and its impacts on our business continuity plans and our results of operations, financial position, and liquidity, including but not limited to changes in customer demand resulting in changes to sales volumes; customers’ payment for our services; the health, welfare, and availability of our workforce and contractors; supplier disruptions; delays in the completion of construction projects, which could impact our expected capital expenditures and rate base growth; changes in how we operate our business and increased data security risks as a result of remote working arrangements for a significant portion of our workforce; and our ability to access the capital markets on reasonable terms and when needed;
•the effect of Ameren Illinois’ use of the performance-based formula ratemaking framework for its electric distribution service under the IEIMA, which will establish and allow for a reconciliation of electric distribution service rates through 2023, its participation in electric energy-efficiency programs, and the related impact of the direct relationship between Ameren Illinois’ ROE and the 30-year United States Treasury bond yields;
•the effect and duration of Ameren Illinois’ election to either utilize traditional regulatory rate reviews or MYRPs for electric distribution service ratemaking effective for rates beginning in 2024;
•the effect on Ameren Missouri’s investment plan and earnings if an extension to use PISA is not sought by Ameren Missouri or approved by the MoPSC;
•the effect on Ameren Missouri of any customer rate caps pursuant to Ameren Missouri’s election to use the PISA, including an extension of use beyond 2023 if requested by Ameren Missouri and approved by the MoPSC under current Missouri law, or beyond 2028 if requested and approved by the MoPSC if Missouri Senate Bill 745 is enacted;
•the effects of changes in federal, state, or local laws and other governmental actions, including monetary, fiscal, foreign trade, and energy policies;
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
•Ameren Illinois’ ability to achieve the performance standards applicable to its electric distribution business and electric customer energy-efficiency goals and the resulting impact on its allowed ROE;

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
•the inability of our counterparties to meet their obligations with respect to contracts, credit agreements, and financial instruments, including as they relate to the construction and acquisition of electric and natural gas utility infrastructure and the ability of counterparties to complete projects, which is dependent upon the availability of necessary materials and equipment, including those obligations that are affected by disruptions in the global supply chain caused by the COVID-19 pandemic;
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
•the impact of current environmental laws and new, more stringent, or changing requirements, including those related to NSR and CO2, other emissions and discharges, Illinois emission standards, cooling water intake structures, CCR, energy efficiency, and wildlife protection, that could limit or terminate the operation of certain of Ameren Missouri’s energy centers, increase our operating costs or investment requirements, result in an impairment of our assets, cause us to sell our assets, reduce our customers’ demand for electricity or natural gas, or otherwise have a negative financial effect;
•the impact of complying with renewable energy standards in Missouri and Illinois and with the zero emission standard in Illinois;
•Ameren Missouri’s ability to construct and/or acquire wind, solar, and other renewable energy generation facilities, retire energy centers, and implement new or existing customer energy-efficiency programs, including any such construction, acquisition, retirement, or implementation in connection with its Smart Energy Plan, integrated resource plan, or emissions reduction goals, and to recover its cost of investment, related return, and, in the case of customer energy-efficiency programs, any lost margins in a timely manner, which is affected by the ability to obtain all necessary regulatory and project approvals, including certificates of convenience and necessity from the MoPSC or any other required approvals for the addition of renewable resources;
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
•the impact of negative opinions of us or our utility services that our customers, investors, legislators, regulators, or other stakeholders may have or develop, which could result from a variety of factors, including failures in system reliability, failure to implement our investment plans or to protect sensitive customer information, increases in rates, negative media coverage, or concerns about ESG practices;
•the impact of adopting new accounting guidance;
•the effects of strategic initiatives, including mergers, acquisitions, and divestitures;
•legal and administrative proceedings;
•the impacts of the Russian invasion of Ukraine, related sanctions imposed by the U.S. and other governments, and any broadening of the conflict, including potential impacts on the cost and availability of fuel, natural gas, enriched uranium, or other commodities, materials, or services, the inability of our counterparties to perform their obligations, disruptions in the capital and credit markets, and other impacts on business, economic, and geopolitical conditions, including inflation; and
•acts of sabotage, war, terrorism, or other intentionally disruptive acts.
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

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS.

AMEREN CORPORATION
CONSOLIDATED STATEMENT OF INCOME AND COMPREHENSIVE INCOME
(Unaudited) (In millions, except per share amounts)

	Three Months Ended March 31,
	2022	2021
Operating Revenues:
Electric	$1,318	$1,156
Natural gas	561	410
Total operating revenues	1,879	1,566
Operating Expenses:
Fuel	176	65
Purchased power	177	191
Natural gas purchased for resale	293	165
Other operations and maintenance	461	420
Depreciation and amortization	299	281
Taxes other than income taxes	142	128
Total operating expenses	1,548	1,250
Operating Income	331	316
Other Income, Net	60	46
Interest Charges	104	100
Income Before Income Taxes	287	262
Income Taxes	34	27
Net Income	253	235
Less: Net Income Attributable to Noncontrolling Interests	1	2
Net Income Attributable to Ameren Common Shareholders	$252	$233

Net Income	$253	$235
Other Comprehensive Income, Net of Taxes
Pension and other postretirement benefit plan activity, net of income taxes of $— and $—, respectively	1	1
Comprehensive Income	254	236
Less: Comprehensive Income Attributable to Noncontrolling Interests	1	2
Comprehensive Income Attributable to Ameren Common Shareholders	$253	$234

Earnings per Common Share – Basic	$0.98	$0.92

Earnings per Common Share – Diluted	$0.97	$0.91

Weighted-average Common Shares Outstanding – Basic	257.9	254.4
Weighted-average Common Shares Outstanding – Diluted	259.0	255.9
The accompanying notes are an integral part of these consolidated financial statements.

AMEREN CORPORATION
CONSOLIDATED BALANCE SHEET
(Unaudited) (In millions, except per share amounts)

	March 31, 2022	December 31, 2021
ASSETS
Current Assets:
Cash and cash equivalents	$7	$8
Accounts receivable – trade (less allowance for doubtful accounts of $28 and $29, respectively)	560	434
Unbilled revenue	283	301
Miscellaneous accounts receivable	87	85
Inventories	520	592
Mark-to-market derivative assets	137	66
Current regulatory assets	244	319
Current collateral assets	110	66
Other current assets	83	97
Total current assets	2,031	1,968
Property, Plant, and Equipment, Net	29,578	29,261
Investments and Other Assets:
Nuclear decommissioning trust fund	1,094	1,159
Goodwill	411	411
Regulatory assets	1,377	1,289
Pension and other postretirement benefits	772	756
Other assets	934	891
Total investments and other assets	4,588	4,506
TOTAL ASSETS	$36,197	$35,735
LIABILITIES AND EQUITY
Current Liabilities:
Current maturities of long-term debt	$505	$505
Short-term debt	1,101	545
Accounts and wages payable	690	1,095
Current regulatory liabilities	219	113
Other current liabilities	630	568
Total current liabilities	3,145	2,826
Long-term Debt, Net	12,563	12,562
Deferred Credits and Other Liabilities:
Accumulated deferred income taxes and tax credits, net	3,550	3,499
Regulatory liabilities	5,841	5,848
Asset retirement obligations	769	757
Other deferred credits and liabilities	394	414
Total deferred credits and other liabilities	10,554	10,518
Commitments and Contingencies (Notes 2, 9, and 10)
Shareholders’ Equity:
Common stock, $.01 par value, 400.0 shares authorized – shares outstanding of 258.2 and 257.7, respectively	3	3
Other paid-in capital, principally premium on common stock	6,507	6,502
Retained earnings	3,282	3,182
Accumulated other comprehensive income	14	13
Total shareholders’ equity	9,806	9,700
Noncontrolling Interests	129	129
Total equity	9,935	9,829
TOTAL LIABILITIES AND EQUITY	$36,197	$35,735
The accompanying notes are an integral part of these consolidated financial statements.

AMEREN CORPORATION
CONSOLIDATED STATEMENT OF CASH FLOWS
(Unaudited) (In millions)
	Three Months Ended March 31,
	2022	2021
Cash Flows From Operating Activities:
Net income	$253	$235
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	324	295
Amortization of nuclear fuel	22	—
Amortization of debt issuance costs and premium/discounts	4	5
Deferred income taxes and investment tax credits, net	31	26
Allowance for equity funds used during construction	(8)	(7)
Stock-based compensation costs	4	6
Other	11	8
Changes in assets and liabilities:
Receivables	(117)	(5)
Inventories	72	54
Accounts and wages payable	(235)	(252)
Taxes accrued	47	60
Regulatory assets and liabilities	75	(421)
Assets, other	(54)	(9)
Liabilities, other	(26)	(34)
Pension and other postretirement benefits	(15)	4
Net cash provided by (used in) operating activities	388	(35)
Cash Flows From Investing Activities:
Capital expenditures	(774)	(887)
Nuclear fuel expenditures	(16)	(1)
Purchases of securities – nuclear decommissioning trust fund	(97)	(152)
Sales and maturities of securities – nuclear decommissioning trust fund	92	150
Other	15	1
Net cash used in investing activities	(780)	(889)
Cash Flows From Financing Activities:
Dividends on common stock	(152)	(140)
Dividends paid to noncontrolling interest holders	(1)	(2)
Short-term debt, net	555	399
Issuances of long-term debt	—	450
Issuances of common stock	5	125
Redemptions of Ameren Illinois preferred stock	—	(13)
Employee payroll taxes related to stock-based compensation	(16)	(17)
Debt issuance costs	—	(3)
Other	—	(4)
Net cash provided by financing activities	391	795
Net change in cash, cash equivalents, and restricted cash	(1)	(129)
Cash, cash equivalents, and restricted cash at beginning of year	155	301
Cash, cash equivalents, and restricted cash at end of period	$154	$172
The accompanying notes are an integral part of these consolidated financial statements.

AMEREN CORPORATION
CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY
(Unaudited) (In millions, except per share amounts)

	Three Months Ended March 31,
	2022	2021
Common Stock	$3	$3

Other Paid-in Capital:
Beginning of year	6,502	6,179
Settlement of forward sale agreement through common shares issuance	—	113
Shares issued under the DRPlus and 401(k) plan	13	12
Stock-based compensation activity	(8)	(9)
Other paid-in capital, end of period	6,507	6,295

Retained Earnings:
Beginning of year	3,182	2,757
Net income attributable to Ameren common shareholders	252	233
Dividends on common stock	(152)	(140)
Retained earnings, end of period	3,282	2,850

Accumulated Other Comprehensive Income:
Deferred retirement benefit costs, beginning of year	13	(1)
Change in deferred retirement benefit costs	1	1
Deferred retirement benefit costs, end of period	14	—
Total accumulated other comprehensive income, end of period	14	—
Total Shareholders’ Equity	$9,806	$9,148

Noncontrolling Interests:
Beginning of year	129	142
Net income attributable to noncontrolling interest holders	1	2
Dividends paid to noncontrolling interest holders	(1)	(2)
Redemptions of Ameren Illinois preferred stock	—	(13)
Noncontrolling interests, end of period	129	129
Total Equity	$9,935	$9,277

Common stock shares outstanding at beginning of year	257.7	253.3
Shares issued under forward sale agreement	—	1.6
Shares issued under the DRPlus and 401(k) plan	0.1	0.1
Shares issued for stock-based compensation	0.4	0.5
Common stock shares outstanding at end of period	258.2	255.5

Dividends per common share	$0.59	$0.55
The accompanying notes are an integral part of these consolidated financial statements.

UNION ELECTRIC COMPANY (d/b/a AMEREN MISSOURI)
CONSOLIDATED STATEMENT OF INCOME
(Unaudited) (In millions)

	Three Months Ended March 31,
	2022	2021
Operating Revenues:
Electric	$738	$641
Natural gas	80	63
Total operating revenues	818	704
Operating Expenses:
Fuel	176	65
Purchased power	50	88
Natural gas purchased for resale	46	31
Other operations and maintenance	232	225
Depreciation and amortization	164	156
Taxes other than income taxes	85	77
Total operating expenses	753	642
Operating Income	65	62
Other Income, Net	23	23
Interest Charges	39	39
Income Before Income Taxes	49	46
Income Taxes (Benefit)	(2)	(2)
Net Income	51	48
Preferred Stock Dividends	1	1
Net Income Available to Common Shareholder	$50	$47
The accompanying notes as they relate to Ameren Missouri are an integral part of these consolidated financial statements.

UNION ELECTRIC COMPANY (d/b/a AMEREN MISSOURI)
CONSOLIDATED BALANCE SHEET
(Unaudited) (In millions, except per share amounts)

	March 31, 2022	December 31, 2021
ASSETS
Current Assets:
Cash and cash equivalents	$1	$—
Accounts receivable – trade (less allowance for doubtful accounts of $11 and $13, respectively)	190	190
Accounts receivable – affiliates	47	44
Unbilled revenue	134	142
Miscellaneous accounts receivable	57	71
Inventories	414	419
Current regulatory assets	141	127
Current collateral assets	110	66
Other current assets	86	76
Total current assets	1,180	1,135
Property, Plant, and Equipment, Net	15,434	15,296
Investments and Other Assets:
Nuclear decommissioning trust fund	1,094	1,159
Regulatory assets	582	523
Pension and other postretirement benefits	212	208
Other assets	418	401
Total investments and other assets	2,306	2,291
TOTAL ASSETS	$18,920	$18,722
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Current maturities of long-term debt	$55	$55
Short-term debt	528	165
Accounts and wages payable	342	631
Accounts payable – affiliates	36	46
Taxes accrued	80	34
Mark-to-market derivative liabilities	109	53
Current regulatory liabilities	101	58
Other current liabilities	159	175
Total current liabilities	1,410	1,217
Long-term Debt, Net	5,564	5,564
Deferred Credits and Other Liabilities:
Accumulated deferred income taxes and tax credits, net	1,866	1,852
Regulatory liabilities	3,278	3,354
Asset retirement obligations	765	753
Other deferred credits and liabilities	76	71
Total deferred credits and other liabilities	5,985	6,030
Commitments and Contingencies (Notes 2, 8, 9, and 10)
Shareholders’ Equity:
Common stock, $5 par value, 150.0 shares authorized – 102.1 shares outstanding	511	511
Other paid-in capital, principally premium on common stock	2,725	2,725
Preferred stock	80	80
Retained earnings	2,645	2,595
Total shareholders’ equity	5,961	5,911
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$18,920	$18,722
The accompanying notes as they relate to Ameren Missouri are an integral part of these consolidated financial statements.

UNION ELECTRIC COMPANY (d/b/a AMEREN MISSOURI)
CONSOLIDATED STATEMENT OF CASH FLOWS
(Unaudited) (In millions)

	Three Months Ended March 31,
	2022	2021
Cash Flows From Operating Activities:
Net income	$51	$48
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	189	171
Amortization of nuclear fuel	22	—
Amortization of debt issuance costs and premium/discounts	1	1
Deferred income taxes and investment tax credits, net	4	4
Allowance for equity funds used during construction	(4)	(4)
Other	—	3
Changes in assets and liabilities:
Receivables	7	20
Inventories	5	24
Accounts and wages payable	(201)	(201)
Taxes accrued	41	39
Regulatory assets and liabilities	(3)	(164)
Assets, other	(34)	13
Liabilities, other	(18)	(9)
Pension and other postretirement benefits	(4)	4
Net cash provided by (used in) operating activities	56	(51)
Cash Flows From Investing Activities:
Capital expenditures	(414)	(534)
Nuclear fuel expenditures	(16)	(1)
Purchases of securities – nuclear decommissioning trust fund	(97)	(152)
Sales and maturities of securities – nuclear decommissioning trust fund	92	150
Money pool advances, net	—	139
Other	18	—
Net cash used in investing activities	(417)	(398)
Cash Flows From Financing Activities:
Dividends on preferred stock	(1)	(1)
Short-term debt, net	363	204
Capital contribution from parent	—	113
Net cash provided by financing activities	362	316
Net change in cash, cash equivalents, and restricted cash	1	(133)
Cash, cash equivalents, and restricted cash at beginning of year	8	145
Cash, cash equivalents, and restricted cash at end of period	$9	$12
The accompanying notes as they relate to Ameren Missouri are an integral part of these consolidated financial statements.

UNION ELECTRIC COMPANY (d/b/a AMEREN MISSOURI)
CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY
(Unaudited) (In millions)

	Three Months Ended March 31,
	2022	2021
Common Stock	$511	$511

Other Paid-in Capital:
Beginning of year	2,725	2,518
Capital contributions from parent	—	113
Other paid-in capital, end of period	2,725	2,631

Preferred Stock	80	80

Retained Earnings:
Beginning of year	2,595	2,101
Net income	51	48
Dividends on preferred stock	(1)	(1)
Retained earnings, end of period	2,645	2,148

Total Shareholders’ Equity	$5,961	$5,370
The accompanying notes as they relate to Ameren Missouri are an integral part of these consolidated financial statements.

AMEREN ILLINOIS COMPANY (d/b/a AMEREN ILLINOIS)
STATEMENT OF INCOME
(Unaudited) (In millions)

	Three Months Ended March 31,
	2022	2021
Operating Revenues:
Electric	$543	$476
Natural gas	481	347
Total operating revenues	1,024	823
Operating Expenses:
Purchased power	131	106
Natural gas purchased for resale	247	134
Other operations and maintenance	223	194
Depreciation and amortization	124	115
Taxes other than income taxes	53	46
Total operating expenses	778	595
Operating Income	246	228
Other Income, Net	24	14
Interest Charges	42	42
Income Before Income Taxes	228	200
Income Taxes	59	50
Net Income	169	150
Preferred Stock Dividends	—	1
Net Income Available to Common Shareholder	$169	$149
The accompanying notes as they relate to Ameren Illinois are an integral part of these financial statements.

AMEREN ILLINOIS COMPANY (d/b/a AMEREN ILLINOIS)
BALANCE SHEET
(Unaudited) (In millions)

	March 31, 2022	December 31, 2021
ASSETS
Current Assets:
Cash and cash equivalents	$—	$—
Accounts receivable – trade (less allowance for doubtful accounts of $17 and $16, respectively)	356	228
Accounts receivable – affiliates	12	24
Unbilled revenue	149	159
Miscellaneous accounts receivable	12	1
Inventories	106	173
Mark-to-market derivative assets	79	28
Current regulatory assets	93	180
Other current assets	26	30
Total current assets	833	823
Property, Plant, and Equipment, Net	12,396	12,223
Investments and Other Assets:
Goodwill	411	411
Regulatory assets	780	752
Pension and other postretirement benefits	435	427
Other assets	436	399
Total investments and other assets	2,062	1,989
TOTAL ASSETS	$15,291	$15,035
LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
Current maturities of long-term debt	$400	$400
Short-term debt	107	103
Accounts and wages payable	286	361
Accounts payable – affiliates	80	64
Current regulatory liabilities	118	54
Other current liabilities	251	251
Total current liabilities	1,242	1,233
Long-term Debt, Net	3,993	3,992
Deferred Credits and Other Liabilities:
Accumulated deferred income taxes and investment tax credits, net	1,593	1,558
Regulatory liabilities	2,442	2,374
Other deferred credits and liabilities	212	238
Total deferred credits and other liabilities	4,247	4,170
Commitments and Contingencies (Notes 2, 8, and 9)
Shareholders' Equity:
Common stock, no par value, 45.0 shares authorized – 25.5 shares outstanding	—	—
Other paid-in capital	2,914	2,914
Preferred stock	49	49
Retained earnings	2,846	2,677
Total shareholders' equity	5,809	5,640
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$15,291	$15,035
The accompanying notes as they relate to Ameren Illinois are an integral part of these financial statements.

AMEREN ILLINOIS COMPANY (d/b/a AMEREN ILLINOIS)
STATEMENT OF CASH FLOWS
(Unaudited) (In millions)

	Three Months Ended March 31,
	2022	2021
Cash Flows From Operating Activities:
Net income	$169	$150
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	124	115
Amortization of debt issuance costs and premium/discounts	3	3
Deferred income taxes and investment tax credits, net	27	53
Allowance for equity funds used during construction	(4)	(3)
Other	2	6
Changes in assets and liabilities:
Receivables	(126)	(24)
Inventories	67	30
Accounts and wages payable	(18)	(40)
Taxes accrued	32	3
Regulatory assets and liabilities	79	(255)
Assets, other	(18)	(15)
Liabilities, other	13	(9)
Pension and other postretirement benefits	(8)	(1)
Net cash provided by operating activities	342	13
Cash Flows From Investing Activities:
Capital expenditures	(342)	(337)
Net cash used in investing activities	(342)	(337)
Cash Flows From Financing Activities:
Dividends on preferred stock	—	(1)
Short-term debt, net	4	323
Money pool borrowings, net	—	(19)
Capital contributions from parent	—	40
Redemption of preferred stock	—	(13)
Other	—	(4)
Net cash provided by financing activities	4	326
Net change in cash, cash equivalents, and restricted cash	4	2
Cash, cash equivalents and restricted cash at beginning of year	133	147
Cash, cash equivalents, and restricted cash at end of period	$137	$149
The accompanying notes as they relate to Ameren Illinois are an integral part of these financial statements.

AMEREN ILLINOIS COMPANY (d/b/a AMEREN ILLINOIS)
STATEMENT OF SHAREHOLDERS’ EQUITY
(Unaudited) (In millions)

	Three Months Ended March 31,
	2022	2021
Common Stock	$—	$—

Other Paid-in Capital:
Beginning of year	2,914	2,652
Capital contributions from parent	—	40
Other paid-in capital, end of period	2,914	2,692

Preferred Stock:
Beginning of year	49	62
Redemptions of preferred stock	—	(13)
Preferred stock, end of period	49	49

Retained Earnings:
Beginning of year	2,677	2,252
Net income	169	150
Dividends on preferred stock	—	(1)
Retained earnings, end of period	2,846	2,401

Total Shareholders’ Equity	$5,809	$5,142
The accompanying notes as they relate to Ameren Illinois are an integral part of these financial statements.

AMEREN CORPORATION (Consolidated)
UNION ELECTRIC COMPANY (d/b/a Ameren Missouri)
AMEREN ILLINOIS COMPANY (d/b/a Ameren Illinois)
COMBINED NOTES TO FINANCIAL STATEMENTS
(Unaudited)
March 31, 2022
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
The COVID-19 pandemic continues to affect our results of operations, financial position, and liquidity. While our electric sales volumes, excluding the estimated effects of weather and customer energy-efficiency programs, were comparable to the same period in 2021, and total sales volume levels were comparable to pre-pandemic levels, there has been a shift in sales volumes by customer class, which began in 2020, with an increase in residential sales, and a decrease in commercial and industrial sales. While the revenues from Ameren Illinois’ electric distribution business, residential and small nonresidential customers of Ameren Illinois’ natural gas distribution business, and Ameren Illinois’ and ATXI’s electric transmission businesses are decoupled from changes in sales volumes, earnings at Ameren Missouri and those associated with Ameren Illinois’ large nonresidential natural gas customers are exposed to such changes. The continued effect of the COVID-19 pandemic on our results of operations, financial position, and liquidity in subsequent periods will depend on its severity and longevity, future regulatory or legislative actions with respect thereto, and the resulting impact on business, economic, and capital market conditions.
Ameren’s and Ameren Missouri’s financial statements are prepared on a consolidated basis and therefore include the accounts of their majority-owned subsidiaries. All intercompany transactions have been eliminated. Ameren Missouri’s subsidiaries were created for the ownership of renewable generation projects. Ameren Illinois has no subsidiaries. All tabular dollar amounts are in millions, unless otherwise indicated.
Our accounting policies conform to GAAP. Our financial statements reflect all adjustments (which include normal, recurring adjustments) that are necessary, in our opinion, for a fair presentation of our results. The preparation of financial statements in conformity with GAAP requires management to make certain estimates and assumptions. Such estimates and assumptions affect reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the dates of financial statements, and reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates. The results of operations for an interim period may not give a true indication of results that may be expected for a full year. These financial statements should be read in conjunction with the financial statements and accompanying notes included in the Form 10-K.
Variable Interest Entities
As of March 31, 2022, and December 31, 2021, Ameren had unconsolidated variable interests as a limited partner in various equity method investments, primarily to advance clean and resilient energy technologies, totaling $60 million and $56 million, respectively, included in “Other assets” on Ameren’s consolidated balance sheet. Any earnings or losses related to these investments are included in “Other Income, Net” on Ameren’s consolidated statement of income and comprehensive income. Ameren is not the primary beneficiary of these investments because it does not have the power to direct matters that most significantly affect the activities of these variable interest entities. As of March 31, 2022, the maximum exposure to loss related to these variable interests is limited to the investment in these partnerships of $60 million plus associated outstanding funding commitments of $28 million.
Company-owned Life Insurance
Ameren and Ameren Illinois have company-owned life insurance, which is recorded at the net cash surrender value. The net cash surrender value is the amount that can be realized under the insurance policies at the balance sheet date. As of March 31, 2022, the cash surrender value of company-owned life insurance at Ameren and Ameren Illinois was $258 million (December 31, 2021 – $278 million) and $112 million (December 31, 2021 – $117 million), respectively, while total borrowings against the policies were $103 million (December 31, 2021 – $109 million) at both Ameren and Ameren Illinois. Ameren and Ameren Illinois have the right to offset the borrowings against the cash surrender value of the policies and, consequently, present the net asset in “Other assets” on their respective balance sheets. The net cash surrender value of Ameren’s company-owned life insurance is affected by the investment performance of a separate account in which Ameren holds a beneficial interest.
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
Missouri
December 2021 MoPSC Electric and Natural Gas Rate Orders
In December 2021, the MoPSC issued orders in Ameren Missouri’s 2021 electric service and natural gas delivery service regulatory rate reviews. The new electric and natural gas rates approved by these orders went into effect on February 28, 2022.
MoPSC Staff Review of Planned Rush Island Energy Center Retirement
In February 2022, the MoPSC issued an order directing the MoPSC staff to review Ameren Missouri’s planned accelerated retirement of the Rush Island Energy Center as a result of the NSR and Clean Air Act Litigation discussed in Note 9 – Commitments and Contingencies. The MoPSC staff’s review will include potential impacts on the reliability and cost of Ameren Missouri’s service to its customers, Ameren Missouri’s plans to mitigate the customer impacts of the accelerated retirement, and the prudence of Ameren Missouri’s actions and decisions with regard to the Rush Island Energy Center, among other things. In April 2022, the MoPSC staff filed an initial report with the MoPSC in which the staff concluded early retirement of the Rush Island Energy Center may cause reliability concerns. The MoPSC staff is under no deadline to complete this review. Ameren Missouri is unable to predict the results of this matter; however, results of the review could be used in other MoPSC proceedings, which could have a material adverse effect on the results of operations, financial position, and liquidity of Ameren and Ameren Missouri.
Illinois
MYRP ROE Performance Metrics
Under an MYRP, the ROE approved by the ICC would be subject to annual adjustments during the four-year period based on certain performance metrics, with aggregate symmetrical performance-based ROE incentives and penalties ranging from 20 to 60 basis points annually. In January 2022, Ameren Illinois filed a request with the ICC proposing performance metrics that would be used in determining ROE incentives and penalties. The ICC is required to issue an order on this matter by September 30, 2022.
Electric Distribution Service Rates Under IEIMA
In April 2022, Ameren Illinois filed its annual electric distribution service performance-based formula rate update with the ICC to be used for 2023 rates, requesting an increase of $83 million. This update reflects an increase to the annual performance-based formula rate based on 2021 actual recoverable costs and expected net plant additions for 2022, an increase to include the 2021 revenue requirement reconciliation adjustment including a capital structure composed of 54% common equity, and a decrease for the conclusion of the 2020 revenue requirement reconciliation adjustment, which will be fully collected from customers in 2022, consistent with the ICC’s December 2021 annual update filing order. An ICC decision in this proceeding is required by December 2022, with new rates effective in January 2023.
Electric Customer Energy-Efficiency Investments
In April 2022, Ameren Illinois filed a revised energy-efficiency plan with the ICC to invest approximately $120 million per year in electric energy-efficiency programs through 2025, which reflects the increased level of annual investments allowed under the IETL. The ICC has the ability to reduce the amount of electric energy-efficiency savings goals in future plan program years if there are insufficient cost-effective programs available, which could reduce the investments in electric energy-efficiency programs. The electric energy-efficiency program investments and the return on those investments are collected from customers through a rider and are not recovered through the electric distribution service performance-based formula ratemaking framework. The ICC is under no deadline to issue an order in this proceeding.

QIP Reconciliation Hearing
In March 2020, Ameren Illinois filed a request with the ICC for a reconciliation hearing to determine the accuracy and prudence of natural gas capital investments recovered under the QIP rider during 2019. In August 2021, the Illinois Attorney General’s office challenged the recovery of capital investments that were made during 2019, alleging that the ICC should disallow approximately $70 million in natural gas capital investments as improper and imprudent, providing a potential over-recovery of approximately $3 million in 2019. In August and December 2021, the ICC staff filed testimony that supports the prudence and reasonableness of the capital investments made during 2019. Ameren Illinois’ 2019 QIP rate recovery request under review by the ICC is within the rate increase limitations allowed by law. The ICC is under no deadline to issue an order in this proceeding.
Federal
Transmission Formula Rate Revisions
In February 2020, the MISO, on behalf of Ameren Missouri, Ameren Illinois, and ATXI, filed requests with the FERC to revise each company’s transmission formula rate calculations with respect to the calculation used for materials and supplies inventories included in rate base. In May 2020, the FERC issued orders approving the revisions prospectively. In addition, the FERC declined to order refunds for earlier periods, as requested by intervenors in Ameren Illinois’ filing, but directed its audit staff to review historical rate recovery in connection with an ongoing FERC audit. Separately, in March 2021, the FERC issued an order related to an intervenor challenge to Ameren Illinois’ 2020 transmission formula rate update. As a result of this order, in March 2021, Ameren Illinois recorded a regulatory liability of $9 million, largely as a reduction of electric operating revenues, to reflect expected refunds, including interest, primarily related to the historical rate recovery of materials and supplies inventories included in rate base. The refund amount was reflected in rates as of January 2022 and will be refunded to customers by the end of 2022. Ameren Missouri, Ameren Illinois, and ATXI filed appeals of the FERC's May 2020 and March 2021 orders, and related FERC orders denying requests for rehearing, to the United States Court of Appeals for the District of Columbia Circuit. In January 2022, the appeals were consolidated by the court. The court is under no deadline to address the appeal. Regardless of the outcome of the appeal, the impact of the May 2020 and March 2021 orders is not expected to be material to Ameren’s, Ameren Missouri’s, or Ameren Illinois’ results of operations, financial position, or liquidity.
FERC Complaint Cases
Since November 2013, the allowed base ROE for FERC-regulated transmission rate base under the MISO tariff has been subject to customer complaint cases and has been changed by various FERC orders. In May 2020, the FERC issued an order, which set the allowed base ROE to 10.02%, and required refunds, with interest, for the periods November 2013 to February 2015 and from late September 2016 forward. In June 2020, various parties filed requests for rehearing with the FERC, challenging the new ROE methodology established by the May 2020 order. In July 2020, the FERC denied the rehearing requests without addressing the issues raised, and indicated it will address the requests for rehearing in a future order. Also in July 2020, Ameren Missouri, Ameren Illinois, and ATXI filed an appeal of the May 2020 order to the United States Court of Appeals for the District of Columbia Circuit challenging the refunds required for the period from September 2016 to May 2020. The court is under no deadline to address the appeal.
As of March 31, 2022, Ameren and Ameren Illinois had paid the refunds, including interest, associated with the allowed base ROE set by the May 2020 order.
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
Short-term Borrowings
The Missouri Credit Agreement and the Illinois Credit Agreement are available to support issuances under Ameren (parent)’s, Ameren Missouri’s, and Ameren Illinois’ commercial paper programs, respectively, subject to borrowing sublimits, and the issuance of letters of credit. As of March 31, 2022, based on commercial paper outstanding and letters of credit issued under the Credit Agreements, along with cash and cash equivalents, the net liquidity available to Ameren (parent), Ameren Missouri, and Ameren Illinois, collectively, was $1.2 billion. The Ameren Companies were in compliance with the covenants in their Credit Agreements as of March 31, 2022. As of March 31, 2022, the ratios of consolidated indebtedness to consolidated total capitalization, calculated in accordance with the provisions of the Credit Agreements, were 59%, 50%, and 44% for Ameren, Ameren Missouri, and Ameren Illinois, respectively.

The following table presents commercial paper outstanding, net of issuance discounts, as of March 31, 2022, and December 31, 2021. There were no borrowings outstanding under the Credit Agreements as of March 31, 2022, or December 31, 2021.

	March 31, 2022	December 31, 2021
Ameren (parent)	$466	$277
Ameren Missouri	528	165
Ameren Illinois	107	103
Ameren consolidated	$1,101	$545
The following table summarizes the activity and relevant interest rates for Ameren (parent)’s, Ameren Missouri’s, and Ameren Illinois’ commercial paper issuances and borrowings under the Credit Agreements in the aggregate for the three months ended March 31, 2022 and 2021:

	Ameren (parent)	Ameren Missouri	Ameren Illinois	Ameren Consolidated
2022
Average daily amount outstanding	$282	$408	$99	$789
Weighted-average interest rate	0.41%	0.44%	0.33%	0.41%
Peak amount outstanding during period(a)	$466	$539	$142	$1,101
Peak interest rate	1.05%	1.06%	1.15%	1.15%
2021
Average daily amount outstanding	$454	$99	$96	$649
Weighted-average interest rate	0.25%	0.22%	0.21%	0.24%
Peak amount outstanding during period(a)	$650	$206	$353	$916
Peak interest rate	0.33%	0.25%	0.25%	0.33%
(a)The timing of peak outstanding commercial paper issuances and borrowings under the Credit Agreements varies by company. Therefore, the sum of individual company peak amounts may not equal the Ameren consolidated peak for the period.
Money Pools
Ameren has money pool agreements with and among its subsidiaries to coordinate and provide for certain short-term cash and working capital requirements. The average interest rate for borrowings under the utility money pool for the three months ended March 31, 2022, was 0.39% (2021 – 0.22% ). See Note 8 – Related-party Transactions for the amount of interest income and expense from the utility money pool arrangements recorded by Ameren Missouri and Ameren Illinois for the three months ended March 31, 2022 and 2021.
NOTE 4 – LONG-TERM DEBT AND EQUITY FINANCINGS
Ameren
For the three months ended March 31, 2022, Ameren issued a total of 0.1 million shares of common stock under its DRPlus and 401(k) plan, and received proceeds of $5 million and had a receivable of $8 million. In addition, in the first quarter of 2022, Ameren issued 0.4 million shares of common stock valued at $31 million upon the settlement of stock-based compensation awards.
In May 2021, Ameren entered into an equity distribution sales agreement pursuant to which Ameren may offer and sell from time to time up to $750 million of its common stock through an ATM program, which includes the ability to enter into forward sales agreements. There were no shares issued under the ATM program for the three months ended March 31, 2022. As of March 31, 2022, Ameren had approximately $320 million of common stock available to issue under the ATM program, which takes into account the forward sale agreements in effect as of March 31, 2022, discussed below.
Ameren has entered into multiple forward sale agreements, including the April 2022 forward sale agreement discussed below, under the ATM program with various counterparties relating to 3.4 million shares of common stock. Ameren expects to settle the forward sale agreements by December 31, 2022.
Related to the forward sale agreements outstanding as of March 31, 2022, these agreements can be settled at Ameren’s discretion on or prior to dates ranging from May 3, 2023 to September 30, 2023. On a settlement date or dates, if Ameren elects to physically settle the forward sale agreement, Ameren will issue shares of common stock to the counterparties at the then-applicable forward sale price. The initial forward sale price for the agreements ranged from $86.35 to $88.81 with a weighted average initial sale price of $87.61. Each initial forward sale price is subject to adjustment based on a floating interest rate factor equal to the overnight bank funding rate less a spread of 75 basis points, and will be subject to decrease on certain dates specified in the forward sale agreements by specified amounts related to expected dividends on shares of the common stock during the term of the forward sale agreements. If the overnight bank funding rate is less than the spread on any day, the interest rate factor will result in a reduction of the forward sale price. The forward sale agreements will be physically settled unless Ameren elects to settle in cash or to net share settle. At March 31, 2022, Ameren could have settled the forward sale agreements with physical delivery of 3.2 million shares of common stock to the respective counterparties in exchange for cash of $276 million. The forward sale agreements could have also been settled at March 31, 2022, with delivery of approximately $21 million of cash or approximately 0.2 million shares of common stock to the counterparties. In connection to the forward sale agreements, the various counterparties, or their affiliates, borrowed from third parties and sold 3.2 million shares of common stock. The gross sales price of these shares totaled $280 million. In connection with such sales, the counterparties were deemed to have received commissions of $3 million. Ameren has not received any proceeds from such sales of borrowed shares. The forward sale agreements have been classified as equity transactions.
In April 2022, Ameren entered into a forward sale agreement under the ATM program relating to 0.2 million shares of common stock. The April 2022 forward sale can be settled at Ameren’s discretion on or prior to September 30, 2023. The forward sale price was initially $91.41 for the April 2022 forward sale agreement.
Ameren Missouri
In April 2022, Ameren Missouri issued $525 million of 3.90% first mortgage bonds due April 2052, with interest payable semiannually on April 1 and October 1 of each year, beginning October 1, 2022. Ameren Missouri received net proceeds of $519 million, which were used to repay short-term debt and for near-term capital expenditures. Ameren Missouri intends to allocate an amount equal to the net proceeds to sustainability projects meeting certain eligibility criteria.
ATXI
In November 2021, pursuant to a note purchase agreement, ATXI agreed to issue $95 million of its 2.96% senior unsecured notes due 2052, with interest payable semiannually on February 25 and August 25 of each year, beginning February 25, 2023, through a private placement offering exempt from registration under the Securities Act of 1933, as amended. ATXI expects to issue the notes and receive net proceeds of $95 million in August 2022, which will be used to refinance the remaining portion of an intercompany long-term note with Ameren (parent), repay a $50 million principal payment of its 3.43% senior unsecured notes, and to repay short-term debt.
Indenture Provisions and Other Covenants
See Note 5 – Long-term Debt and Equity Financings under Part II, Item 8, in the Form 10-K for a description of our indenture provisions and other covenants, as well as restrictions on the payment of dividends. At March 31, 2022, the Ameren Companies were in compliance with the provisions and covenants contained in their indentures and articles of incorporation, as applicable, and ATXI was in compliance with the provisions and covenants contained in its note purchase agreements.
Off-balance-sheet Arrangements
At March 31, 2022, none of the Ameren Companies had any significant off-balance-sheet financing arrangements, other than variable interest entities and the multiple forward sale agreements under the ATM program relating to common stock. See Note 1 – Summary of Significant Accounting Policies for further detail concerning variable interest entities.

NOTE 5 – OTHER INCOME, NET
The following table presents the components of “Other Income, Net” in the Ameren Companies’ statements of income for the three months ended March 31, 2022 and 2021:

	Three Months
	2022	2021
Ameren:
Allowance for equity funds used during construction	$8	$7
Interest income on industrial development revenue bonds	6	6
Non-service cost components of net periodic benefit income(a)	46	34
Miscellaneous income	7	5
Donations	(2)	(3)
Miscellaneous expense	(5)	(3)
Total Other Income, Net	$60	$46
Ameren Missouri:
Allowance for equity funds used during construction	$4	$4
Interest income on industrial development revenue bonds	6	6
Non-service cost components of net periodic benefit income(a)	14	14
Miscellaneous income	2	1
Donations	(1)	—
Miscellaneous expense	(2)	(2)
Total Other Income, Net	$23	$23
Ameren Illinois:
Allowance for equity funds used during construction	$4	$3
Non-service cost components of net periodic benefit income	21	14
Miscellaneous income	2	1
Donations	(1)	(3)
Miscellaneous expense	(2)	(1)
Total Other Income, Net	$24	$14
(a)For the three months ended March 31, 2022 and 2021, the non-service cost components of net periodic benefit income were adjusted by amounts deferred of $6 million and less than $(1) million, respectively, due to a regulatory tracking mechanism for the difference between the level of such costs incurred by Ameren Missouri under GAAP and the level of such costs included in rates.
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
If we determine that a contract meets the definition of a derivative and is not eligible for the NPNS exception, we review the contract to determine whether the resulting gains or losses qualify for regulatory deferral. Derivative contracts that qualify for regulatory deferral are recorded at fair value, with changes in fair value recorded as regulatory assets or liabilities in the period in which the change occurs. We believe derivative losses and gains deferred as regulatory assets and liabilities are probable of recovery, or refund, through future rates charged to customers. Regulatory assets and liabilities are amortized to operating income as related losses and gains are reflected in rates charged to customers. Therefore, gains and losses on these derivatives have no effect on operating income. As of March 31, 2022, and December 31, 2021, all contracts that met the definition of a derivative and were not eligible for the NPNS exception received regulatory deferral. Cash flows for all derivative financial instruments are classified in cash flows from operating activities.
The following table presents open gross commodity contract volumes by commodity type for derivative assets and liabilities as of March 31, 2022, and December 31, 2021. As of March 31, 2022, these contracts extended through October 2024, October 2027, May 2032 and March 2024 for fuel oils, natural gas, power and uranium, respectively.

	Quantity (in millions)
	March 31, 2022			December 31, 2021
Commodity	Ameren Missouri	Ameren Illinois	Ameren	Ameren Missouri	Ameren Illinois	Ameren
Fuel oils (in gallons)	25	—	25	30	—	30
Natural gas (in mmbtu)	36	146	182	35	144	179
Power (in MWhs)	4	6	10	6	6	12
Uranium (pounds in thousands)	496	—	496	586	—	586
The following table presents the carrying value and balance sheet location of all derivative commodity contracts, none of which were designated as hedging instruments, as of March 31, 2022, and December 31, 2021:

			March 31, 2022			December 31, 2021
	Balance Sheet Location		Ameren Missouri	Ameren Illinois	Ameren		Ameren Missouri	Ameren Illinois	Ameren
Fuel oils	Mark-to-market derivative assets	$	(a)	$—	$18	$	(a)	$—	$8
	Other current assets		18	—	—		8	—	—
	Other assets		8	—	8		5	—	5
Natural gas	Mark-to-market derivative assets		(a)	74	90		(a)	28	35
	Other current assets		16	—	—		7	—	—
	Other assets		10	23	33		5	13	18
Power	Mark-to-market derivative assets		(a)	5	24		(a)	—	23
	Other current assets		19	—	—		23	—	—
	Other assets		—	—	—		—	—	—
Uranium	Mark-to-market derivative assets		(a)	—	5		(a)	—	—
	Other current assets		5	—	—		—	—	—
	Other assets		2	—	2		1	—	1
	Total assets		$78	$102	$180		$49	$41	$90
Natural gas	Mark-to-market derivative liabilities		—	(a)	(a)		2	(a)	(a)
	Other current liabilities		—	2	2		—	6	8
	Other deferred credits and liabilities		1	1	2		1	2	3
Power	Mark-to-market derivative liabilities		109	(a)	(a)		50	(a)	(a)
	Other current liabilities		—	1	110		—	9	59
	Other deferred credits and liabilities		26	78	104		23	108	131
Uranium	Mark-to-market derivative liabilities		—	(a)	(a)		1	(a)	(a)
	Other current liabilities		—	—	—		—	—	1
	Total liabilities		$136	$82	$218		$77	$125	$202
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

The following table provides the recognized gross derivative balances and the net amounts of those derivatives subject to an enforceable master netting arrangement or similar agreement as of March 31, 2022, and December 31, 2021.

		Gross Amounts Not Offset in the Balance Sheet
Commodity Contracts Eligible to be Offset	Gross Amounts Recognized in the Balance Sheet	Derivative Instruments	Cash Collateral Received/Posted(a)	Net Amount
2022
Assets:
Ameren Missouri	$78	$19	$5	$54
Ameren Illinois	102	6	9	87
Ameren	$180	$25	$14	$141
Liabilities:
Ameren Missouri	$136	$19	$92	$25
Ameren Illinois	82	6	—	76
Ameren	$218	$25	$92	$101
2021
Assets:
Ameren Missouri	$49	$15	$—	$34
Ameren Illinois	41	4	—	37
Ameren	$90	$19	$—	$71
Liabilities:
Ameren Missouri	$77	$15	$47	$15
Ameren Illinois	125	4	—	121
Ameren	$202	$19	$47	$136
(a)Cash collateral received reduces gross asset balances and is included in “Other current liabilities” and “Other deferred credits and liabilities” on the balance sheet. Cash collateral posted reduces gross liability balances and is included in “Other current assets” and “Other assets” on the balance sheet.
Credit Risk
In determining our concentrations of credit risk related to derivative instruments, we review our individual counterparties and categorize each counterparty into groupings according to the primary business in which each engages. As of March 31, 2022, if counterparty groups were to fail completely to perform on contracts, Ameren, Ameren Missouri, and Ameren Illinois' maximum exposure related to derivative assets, predominantly from financial institutions, was $176 million, $79 million, and $97 million, respectively. The potential loss on counterparty exposures may be reduced or eliminated by the application of master netting arrangements or similar agreements and collateral held. As of March 31, 2022, the potential loss after consideration of the application of master netting arrangements or similar agreements and collateral held for Ameren, Ameren Missouri, and Ameren Illinois was $144 million, $56 million, and $88 million, respectively.
Certain of our derivative instruments contain collateral provisions tied to the Ameren Companies’ credit ratings. If our credit ratings were downgraded below investment grade, or if a counterparty with reasonable grounds for uncertainty regarding our ability to satisfy an obligation requested adequate assurance of performance, additional collateral postings might be required. The additional collateral required is the net liability position allowed under master netting arrangements or similar agreements, assuming (1) the credit risk-related contingent features underlying these arrangements were triggered and (2) those counterparties with rights to do so requested collateral. The following table presents, as of March 31, 2022, the aggregate fair value of all derivative instruments with credit risk-related contingent features in a gross liability position, the cash collateral posted, and the aggregate amount of additional collateral that counterparties could require.

	Aggregate Fair Value of Derivative Liabilities(a)	Cash Collateral Posted	Potential Aggregate Amount of Additional Collateral Required(b)
Ameren Missouri	$36	$18	$7
Ameren Illinois	4	—	4
Ameren	$40	$18	$11
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
We consider nonperformance risk in our valuation of derivative instruments by analyzing our own credit standing and the credit standing of our counterparties, and by considering any credit enhancements (e.g., collateral). Included in our valuation, and based on current market conditions, is a valuation adjustment for counterparty default derived from market data such as the price of credit default swaps, bond yields, and credit ratings. No material gains or losses related to valuation adjustments for counterparty default risk were recorded at Ameren, Ameren Missouri, or Ameren Illinois in the three months ended March 31, 2022 or 2021. At March 31, 2022, and December 31, 2021, the counterparty default risk valuation adjustment related to derivative contracts was immaterial for Ameren, Ameren Missouri, and Ameren Illinois.
The following table sets forth, by level within the fair value hierarchy, our assets and liabilities measured at fair value on a recurring basis as of March 31, 2022, and December 31, 2021:

	March 31, 2022					December 31, 2021
	Level 1	Level 2	Level 3	Total		Level 1	Level 2	Level 3	Total
Assets:
Ameren Missouri
Derivative assets – commodity contracts:
Fuel oils	$24	$—	$2	$26		$13	$—	$—	$13
Natural gas	—	26	—	26		—	12	—	12
Power	18	—	1	19		10	—	13	23
Uranium	—	—	7	7		—	—	1	1
Total derivative assets – commodity contracts	$42	$26	$10	$78		$23	$12	$14	$49
Nuclear decommissioning trust fund:
Equity securities:
U.S. large capitalization	$719	$—	$—	$719		$824	$—	$—	$824
Debt securities:
U.S. Treasury and agency securities	—	174	—	174		—	141	—	141
Corporate bonds	—	133	—	133		—	131	—	131
Other	—	61	—	61		—	56	—	56
Total nuclear decommissioning trust fund	$719	$368	$—	$1,087	(a)	$824	$328	$—	$1,152	(a)
Total Ameren Missouri	$761	$394	$10	$1,165		$847	$340	$14	$1,201
Ameren Illinois
Derivative assets – commodity contracts:
Natural gas	$7	$77	$13	$97		$1	$33	$7	$41
Power	—	—	5	5		—	—	—	—
Total Ameren Illinois	$7	$77	$18	$102		$1	$33	$7	$41
Ameren
Derivative assets – commodity contracts(b)	$49	$103	$28	$180		$24	$45	$21	$90
Nuclear decommissioning trust fund(c)	719	368	—	1,087	(a)	824	328	—	1,152	(a)
Total Ameren	$768	$471	$28	$1,267		$848	$373	$21	$1,242
Liabilities:
Ameren Missouri
Derivative liabilities – commodity contracts:
Natural gas	$—	$1	$—	$1		$—	$2	$1	$3
Power	81	—	54	135		45	—	28	73
Uranium	—	—	—	—		—	—	1	1
Total Ameren Missouri	$81	$1	$54	$136		$45	$2	$30	$77

	March 31, 2022				December 31, 2021
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Ameren Illinois
Derivative liabilities – commodity contracts:
Natural gas	$—	$1	$2	$3	$—	$5	$3	$8
Power	—	—	79	79	—	—	117	117
Total Ameren Illinois	$—	$1	$81	$82	$—	$5	$120	$125
Ameren
Derivative liabilities – commodity contracts(b)	$81	$2	$135	$218	$45	$7	$150	$202
(a)Balance excludes $7 million of cash and cash equivalents, receivables, payables, and accrued income, net, for both March 31, 2022, and December 31, 2021.
(b)See the Ameren Missouri and Ameren Illinois sections of the table for a breakout of the fair value of Ameren’s derivative assets and liabilities by type of commodity.
(c)See the Ameren Missouri section of the table for a breakout of the fair value of Ameren's nuclear decommissioning trust fund by investment type.
Level 3 fuel oils, natural gas, and uranium derivative contract assets and liabilities measured at fair value on a recurring basis were immaterial for all periods presented. The following table presents the fair value reconciliation of Level 3 power derivative contract assets and liabilities measured at fair value on a recurring basis for the three months ended March 31, 2022 and 2021:

	2022			2021
	Ameren Missouri	Ameren Illinois	Ameren	Ameren Missouri	Ameren Illinois	Ameren
For the three months ended March 31:
Beginning balance at January 1	$(15)	$(117)	$(132)	$2	$(198)	$(196)
Realized and unrealized gains/(losses) included in regulatory assets/liabilities	(41)	42	1	(5)	9	4
Settlements	3	1	4	—	4	4
Ending balance at March 31	$(53)	$(74)	$(127)	$(3)	$(185)	$(188)
Change in unrealized gains/(losses) related to assets/liabilities held at March 31	$(38)	$42	$4	$(3)	$9	$6
All gains or losses related to our Level 3 derivative commodity contracts are expected to be recovered or returned through customer rates; therefore, there is no impact to either net income or other comprehensive income resulting from changes in the fair value of these instruments.
The following table describes the valuation techniques and significant unobservable inputs utilized for the fair value of our Level 3 power derivative contract assets and liabilities as of March 31, 2022, and December 31, 2021:

		Fair Value					Weighted Average(b)
	Commodity	Assets	Liabilities	Valuation Technique(s)	Unobservable Input(a)	Range
2022	Power(c)	$6	$(133)	Discounted cash flow	Average forward peak and off-peak pricing – forwards/swaps ($/MWh)	35 – 82	51
					Nodal basis ($/MWh)	(16) – 0	(3)
					Trend rate (%)	(e)	(1)
2021	Power(d)	$13	$(145)	Discounted cash flow	Average forward peak and off-peak pricing – forwards/swaps ($/MWh)	32 – 55	40
					Nodal basis ($/MWh)	(14) – 0	(2)
					Trend rate (%)	(e)	0
(a)Generally, significant increases (decreases) in these inputs in isolation would result in a significantly higher (lower) fair value measurement.
(b)Unobservable inputs were weighted by relative fair value.
(c)Valuations through 2031 use visible forward prices adjusted for nodal-to-hub basis differentials. Valuations beyond 2031 use a trend rate factor and are similarly adjusted for nodal-to-hub basis differentials.
(d)Valuations through 2029 use visible forward prices adjusted for nodal-to-hub basis differentials. Valuations beyond 2029 use a trend rate factor and are similarly adjusted for nodal-to-hub basis differentials.
(e)No meaningful range around weighted average.

The following table sets forth the carrying amount and, by level within the fair value hierarchy, the fair value of financial assets and liabilities disclosed, but not recorded, at fair value as of March 31, 2022, and December 31, 2021:

	Carrying Amount		Fair Value
			Level 1	Level 2	Level 3		Total
	March 31, 2022
Ameren:
Cash, cash equivalents, and restricted cash	$154		$154	$—	$—		$154
Investments in industrial development revenue bonds(a)	248		—	248	—		248
Short-term debt	1,101		—	1,101	—		1,101
Long-term debt (including current portion)(a)	13,068	(b)	—	12,615	526	(c)	13,141
Ameren Missouri:
Cash, cash equivalents, and restricted cash	$9		$9	$—	$—		$9
Investments in industrial development revenue bonds(a)	248		—	248	—		248
Short-term debt	528		—	528	—		528
Long-term debt (including current portion)(a)	5,619	(b)	—	5,701	—		5,701
Ameren Illinois:
Cash, cash equivalents, and restricted cash	$137		$137	$—	$—		$137
Short-term debt	107		—	107	—		107
Long-term debt (including current portion)	4,393	(b)	—	4,457	—		4,457
	December 31, 2021
Ameren:
Cash, cash equivalents, and restricted cash	$155		$155	$—	$—		$155
Investments in industrial development revenue bonds(a)	248		—	248	—		248
Short-term debt	545		—	545	—		545
Long-term debt (including current portion)(a)	13,067	(b)	—	13,930	591	(c)	14,521
Ameren Missouri:
Cash, cash equivalents, and restricted cash	$8		$8	$—	$—		$8
Investments in industrial development revenue bonds(a)	248		—	248	—		248
Short-term debt	165		—	165	—		165
Long-term debt (including current portion)(a)	5,619	(b)	—	6,321	—		6,321
Ameren Illinois:
Cash, cash equivalents, and restricted cash	$133		$133	$—	$—		$133
Short-term debt	103		—	103	—		103
Long-term debt (including current portion)	4,392	(b)	—	4,971	—		4,971
(a)Ameren and Ameren Missouri have investments in industrial development revenue bonds, classified as held-to-maturity and recorded in “Other Assets,” that are equal to the finance obligations for the Peno Creek and Audrain CT energy centers. As of March 31, 2022, and December 31, 2021, the carrying amount of both the investments in industrial development revenue bonds and the finance obligations approximated fair value.
(b)Included unamortized debt issuance costs, which were excluded from the fair value measurement, of $94 million, $38 million, and $38 million for Ameren, Ameren Missouri, and Ameren Illinois, respectively, as of March 31, 2022. Included unamortized debt issuance costs, which were excluded from the fair value measurement, of $94 million, $38 million, and $39 million for Ameren, Ameren Missouri, and Ameren Illinois, respectively, as of December 31, 2021.
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
Support Services Agreements
At both March 31, 2022 and December 31, 2021, Ameren Missouri and Ameren Illinois had long-term receivables included in “Other assets” from Ameren Services of $77 million and $80 million, respectively, related to Ameren Services’ allocated portion of Ameren’s pension and postretirement benefit plans.

Tax Allocation Agreement
See Note 1 – Summary of Significant Accounting Policies under Part II, Item 8, of the Form 10-K for a discussion of the tax allocation agreement. The following table presents the affiliate balances related to income taxes for Ameren Missouri and Ameren Illinois as of March 31, 2022, and December 31, 2021:

	March 31, 2022		December 31, 2021
	Ameren Missouri	Ameren Illinois	Ameren Missouri	Ameren Illinois
Income taxes payable to parent(a)	$—	$42	$—	$8
Income taxes receivable from parent(b)	33	—	27	18
(a)Included in “Accounts payable – affiliates” on the balance sheet.
(b)Included in “Accounts receivable – affiliates” on the balance sheet.
Effects of Related-party Transactions on the Statement of Income
The following table presents the impact on Ameren Missouri and Ameren Illinois of related-party transactions for the three months ended March 31, 2022 and 2021:

				Three Months
Agreement	Income Statement Line Item			Ameren Missouri		Ameren Illinois
Ameren Missouri power supply	Operating Revenues	2022		$4	$	(a)
agreements with Ameren Illinois		2021		2		(a)
Ameren Missouri and Ameren Illinois	Operating Revenues	2022		$6	$	(b)
rent and facility services		2021		7		(b)
Ameren Missouri and Ameren Illinois miscellaneous	Operating Revenues	2022	$	(b)		$1
support services and other services provided to ATXI		2021		(b)		(b)
Total Operating Revenues		2022		$10		$1
		2021		9		(b)
Ameren Illinois power supply	Purchased Power	2022	$	(a)		$4
agreements with Ameren Missouri		2021		(a)		2
Ameren Missouri and Ameren Illinois	Purchased Power	2022	$	(b)	$	(b)
transmission services from ATXI		2021		1		(b)
Total Purchased Power		2022	$	(b)		$4
		2021		1		2
Ameren Missouri and Ameren Illinois	Other Operations and Maintenance	2022	$	(b)		$1
rent and facility services		2021		(b)		1
Ameren Services support services	Other Operations and Maintenance	2022		$38		$35
agreement		2021		35		33
Total Other Operations and		2022		$38		$36
Maintenance		2021		35		34
Money pool borrowings (advances)	(Interest Charges)/Other Income, Net	2022	$	(b)	$	(b)
		2021		(b)		(b)
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

Environmental Matters
Our electric generation, transmission, and distribution and natural gas distribution and storage operations must comply with a variety of statutes and regulations relating to the protection of the environment and human health and safety including permitting programs implemented via federal, state, and local authorities. Such environmental laws address air emissions; discharges to water bodies; the storage, handling and disposal of hazardous substances and waste materials; siting and land use requirements; and potential ecological impacts. Complex and lengthy processes are required to obtain and renew approvals, permits, and licenses for new, existing, or modified facilities. Additionally, the use and handling of various chemicals or hazardous materials require release prevention plans and emergency response procedures. We employ dedicated personnel knowledgeable in environmental matters to oversee our business activities’ compliance with regulatory requirements.
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
Ameren and Ameren Missouri estimate that they will need to make capital expenditures of $125 million to $175 million from 2022 through 2026 in order to comply with existing environmental regulations. Additional environmental controls beyond 2026 could be required. This estimate of capital expenditures includes ash pond closure and corrective action measures required by the CCR Rule and the effluent limitation guidelines applicable to steam electric generating units, and potential modifications to cooling water intake structures at existing power plants under Clean Water Act rules, all of which are discussed below. In addition to planned retirements of coal-fired energy centers as set forth in the 2020 IRP and as noted in the NSR and Clean Air Act litigation discussed below, Ameren Missouri’s current plan for compliance with existing air emission regulations includes the closure of the Venice Energy Center by 2030 as discussed below in Illinois Emission Standards, burning low-sulfur coal and installing new or optimizing existing air pollution control equipment. The actual amount of capital expenditures required to comply with existing environmental regulations may vary substantially from the above estimates because of uncertainty as to future permitting requirements made by state regulators and the EPA, potential revisions to regulatory obligations, and the cost of potential compliance strategies, among other things.
The following sections describe the more significant environmental laws and rules and environmental enforcement and remediation matters that affect or could affect our operations. The EPA has initiated an administrative review of several regulations and proposed amendments to regulations and guidelines, including the CSAPR, which could ultimately result in the revision of all or part of such rules. Additionally, Ameren Missouri’s wind generation facilities may be subject to operating restrictions to limit the impact on protected species. Seasonal nighttime curtailment began at the High Prairie Renewable Energy Center at the end of March 2022, but the extent and duration of the curtailment is unknown at this time as assessment of mitigation technologies is ongoing. Nighttime operating restrictions may be required during the critical biological season, which typically occurs from April through October. Ameren Missouri does not anticipate these operating curtailments to result in significant impacts on its results of operations, financial position, or liquidity.
Clean Air Act
Federal and state laws, including CSAPR, regulate emissions of SO2 and NOx through the reduction of emissions at their source and the use and retirement of emission allowances. CSAPR is implemented through a series of phases, and the second phase became effective in 2017. In April 2022, the EPA proposed revisions to the CSAPR and additional emission reduction requirements may apply in subsequent years. Ameren Missouri complies with current CSAPR requirements by minimizing emissions through the use of low-sulfur coal, operation of two scrubbers at its Sioux Energy Center, and optimization of other existing air pollution control equipment. Ameren Missouri could incur additional costs to lower its emissions at one or more of its energy centers to comply with additional CSAPR requirements in future years. These additional costs for compliance are expected to be recovered from customers through the FAC or higher base rates.
CO2 Emissions Standards
The EPA’s Affordable Clean Energy Rule repealed the Clean Power Plan and replaced it with a new rule that established emission guidelines for states to follow in developing plans to limit CO2 emissions and identified certain efficiency measures as the best system of emission reduction for coal-fired electric generating units. In January 2021, the United States Court of Appeals for the District of Columbia Circuit vacated the Affordable Clean Energy Rule, and ruled that the EPA had the discretion to consider emission reduction measures that include efficiency measures and generation shifting to lower carbon emissions. The United States Supreme Court agreed to review the court of appeals’ ruling and oral arguments occurred in February 2022, with a decision expected by mid-2022. A decision by the United States Supreme Court could impact the EPA’s development of new regulations to address carbon emissions from coal- and natural gas-fired electric generating units. At this time, Ameren Missouri cannot predict the outcome of the legal challenge or future rulemakings. As such, any impact on the results of operations, financial position, and liquidity of Ameren and Ameren Missouri is uncertain.
NSR and Clean Air Act Litigation
In January 2011, the United States Department of Justice, on behalf of the EPA, filed a complaint against Ameren Missouri in the United States District Court for the Eastern District of Missouri alleging that in performing projects at its coal-fired Rush Island Energy Center in 2007 and 2010, Ameren Missouri violated provisions of the Clean Air Act and Missouri law. In January 2017, the district court issued a liability ruling against Ameren Missouri and, in September 2019, entered a remedy order that required Ameren Missouri to install a flue gas desulfurization system at the Rush Island Energy Center and a dry sorbent injection system at the Labadie Energy Center. Ameren Missouri appealed both the liability and remedy orders and, in August 2021, the United States Court of Appeals for the Eighth Circuit issued a decision that affirmed the liability ruling and the district court’s remedy order as it related to the installation of a flue gas desulfurization system at the Rush Island Energy Center, but reversed the order as it related to the installation of a dry sorbent injection system at the Labadie Energy Center. In November 2021, the court of appeals issued an order denying requests for consideration previously sought by both Ameren Missouri and the United States Department of Justice.
Based on its assessment of available legal, operational, and regulatory alternatives, Ameren Missouri has determined not to further appeal the court rulings and, in December 2021, filed a motion with the district court to modify the remedy order to allow the retirement of the Rush Island Energy Center in advance of its previously expected useful life in lieu of installing a flue gas desulfurization system. The district court is under no deadline to issue a ruling revising the remedy order. In January 2022, the MISO completed a preliminary informational assessment regarding potential impacts of the retirement to the regional electric power system, which indicated transmission upgrades and voltage support would be needed in advance of the retirement of the Rush Island Energy Center to address reliability concerns. In February 2022, Ameren Missouri formally notified the MISO of its intent to retire the Rush Island Energy Center and requested the MISO to perform a final reliability assessment, which is expected to be completed in May 2022. The MISO must also separately approve the specific upgrades and transmission support required to address reliability concerns noted in the final assessment. Additionally, the MISO will determine whether reliability concerns require the Rush Island Energy Center to be classified as a system support resource, which should continue operating until the completion of to-be-specified transmission upgrades. If the Rush Island Energy Center were identified as a system support resource, an agreement detailing the manner of and time for continued operation would be filed with the FERC for approval. The district court has the authority to determine the retirement date and operating parameters for the Rush Island Energy Center and is not bound by the MISO determination or FERC’s approval. Related to this matter, in February 2022, the MoPSC issued an order directing the MoPSC staff to review the planned accelerated retirement of the Rush Island Energy Center. See Note 2 – Rate and Regulatory Matters for additional information.
In connection with the planned accelerated retirement of the Rush Island Energy Center, Ameren Missouri expects to seek approval from the MoPSC to finance the costs associated with the retirement, including the remaining unrecovered net plant balance associated with the facility, through the issuance of securitized utility tariff bonds pursuant to the Missouri securitization statute that became effective in August 2021. As of March 31, 2022, the Rush Island Energy Center had a net plant balance of approximately $0.6 billion included in plant to be abandoned, net, within “Property, Plant, and Equipment, Net” and a rate base of approximately $0.4 billion. See Note 1 – Summary of Significant Accounting Policies under Part II, Item 8, of the Form 10-K for additional information regarding plant to be abandoned, net. In addition, Ameren Missouri expects to file an update to the 2020 IRP with the MoPSC in June 2022 to reflect the planned acceleration of the retirement of the Rush Island Energy Center from 2039, the retirement year for the facility as reflected in the 2020 IRP and reflected in depreciation rates approved by the December 2021 MoPSC electric rate order.
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
In 2015, the EPA issued a rule to revise the effluent limitation guidelines applicable to steam electric generating units. These guidelines established national standards for water discharges, prohibit effluent discharges of certain waste streams, and impose more stringent limitations on certain water discharges from power plants. To meet the requirements of the guidelines, Ameren Missouri installed dry ash handling systems and in 2020 completed construction of wastewater treatment facilities at three of its four coal-fired energy centers. The Meramec Energy Center is scheduled to retire in 2022 and, as a result, does not require new wastewater and dry ash handling systems.
CCR Management
The EPA’s CCR Rule establishes requirements for the management and disposal of CCR from coal-fired power plants and will result in the closure of certain surface impoundments at Ameren Missouri’s energy centers. Ameren Missouri completed the closure of all surface impoundments at its Labadie and Rush Island energy centers in 2021, and has made significant progress by closing several impoundments at its Sioux and Meramec energy centers. Ameren Missouri plans to complete the closures of the remaining surface impoundments as required by the CCR Rule in 2023. In January 2022, Ameren Missouri received notice of a proposed determination by the EPA that it has rejected Ameren Missouri’s requests to extend the timeline for operating certain impoundments located at the Sioux and Meramec energy centers. Pursuant to the terms of the proposed determination, compliance with the CCR Rule’s requirements for closure of the impoundments would be required 135 days after the EPA issues a final determination, which Ameren Missouri expects to be issued in the spring of 2022. If Ameren Missouri was no longer able to use the surface impoundments at the Sioux or Meramec energy centers, Ameren Missouri would not be able to operate the energy centers unless an alternative for handling the CCR material was available. Ameren Missouri will retire the Meramec Energy Center in 2022, and construction is underway to complete a CCR Rule-compliant impoundment at the Sioux Energy Center to allow for continued operations. Additionally, Ameren Missouri is seeking a reliability determination from the MISO, which, if granted and accepted by the EPA, would extend the deadline to comply with the requirement to close the surface impoundments and allow the energy centers to operate. Ameren expects the MISO determination to be completed in June 2022. Ameren Missouri does not expect that this matter will have a material adverse effect on its results of operations, financial position, or liquidity.
Ameren and Ameren Missouri have AROs of $79 million recorded on their respective balance sheets as of March 31, 2022, associated with CCR storage facilities. Ameren Missouri estimates it will need to make capital expenditures of $60 million to $80 million from 2022 through 2026 to implement its CCR management compliance plan, which includes installation of groundwater monitoring equipment and groundwater treatment facilities.
Remediation
The Ameren Companies are involved in a number of remediation actions to clean up sites impacted by the use or disposal of materials containing hazardous substances. Federal and state laws can require responsible parties to fund remediation regardless of their degree of fault, the legality of original disposal, or the ownership of a disposal site.
As of March 31, 2022, Ameren Illinois has remediated the majority of the 44 former MGP sites in Illinois and could substantially conclude remediation efforts at the remaining sites by 2023. The ICC allows Ameren Illinois to recover such remediation and related litigation costs from its electric and natural gas utility customers through environmental cost riders that are subject to annual prudence reviews by the ICC. As of March 31, 2022, Ameren Illinois estimated the remaining obligation related to these former MGP sites at $68 million to $125 million. Ameren and Ameren Illinois recorded a liability of $68 million to represent the estimated minimum obligation for these sites, as no other amount within the range was a better estimate.
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

Illinois Emission Standards
The IETL established emission standards that became effective in September 2021. Ameren Missouri's natural gas-fired energy centers in Illinois are subject to limits on emissions, including CO2 and NOx, equal to their unit-specific average emissions from 2018 through 2020, for any rolling twelve-month period beginning October 1, 2021, through 2029. Further reductions to emissions limits will become effective between 2030 and 2040, which could limit the operations of Ameren Missouri's five natural gas-fired energy centers located in the state of Illinois, and will result in the closure of the Venice Energy Center by 2030. These energy centers are utilized to support peak loads. Subject to conditions in the IETL, these energy centers may be allowed to exceed the emissions limits in order to maintain reliability of electric utility service as necessary. Ameren Missouri is reviewing the emission standards and the effect they may have on its generation strategy, including any increases in capital expenditures or operating costs, and changes to the useful life of the Venice Energy Center. Ameren Missouri expects to file an update to the 2020 IRP with the MoPSC in June 2022 to reflect, among other things, the impact of these new emissions standards.
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
Maintenance Outage
See Note 9 – Callaway Energy Center under Part II, Item 8, of the Form 10-K for information regarding a maintenance outage from a non-nuclear operating issue related to the Callaway Energy Center’s generator in late December 2020 and subsequent return to service on August 4, 2021, along with the related insurance claims. As of March 31, 2022, a $26 million insurance receivable was included in “Miscellaneous accounts receivable” on Ameren’s and Ameren Missouri’s consolidated balance sheets related to lost sales insurance claims and capital expenditures. In April 2022, Ameren Missouri received $22 million from NEIL related to lost sales insurance claims.
Insurance
The following table presents insurance coverage at Ameren Missouri’s Callaway Energy Center at April 1, 2022:

Type and Source of Coverage	Most Recent Renewal Date	Maximum Coverages		Maximum Assessments for Single Incidents
Public liability and nuclear worker liability:
American Nuclear Insurers	January 1, 2022	$450		$—
Pool participation	(a)	13,073	(a)	138	(b)
		$13,523	(c)	$138
Property damage:
NEIL and EMANI	April 1, 2022	$3,200	(d)	$26	(e)
Accidental outage:
NEIL	April 1, 2022	$490	(f)	$7	(e)
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
NOTE 11 – RETIREMENT BENEFITS
The following table presents the components of the net periodic benefit cost (income) incurred for Ameren’s pension and postretirement benefit plans for the three months ended March 31, 2022 and 2021:

	Pension Benefits		Postretirement Benefits
	Three Months		Three Months
	2022	2021	2022	2021
Service cost(a)	$33	$33	$5	$6
Non-service cost components:
Interest cost	40	38	8	8
Expected return on plan assets	(80)	(75)	(21)	(20)
Amortization of:
Prior service benefit	—	—	(1)	(1)
Actuarial loss (gain)	6	17	(4)	(1)
Total non-service cost components(b)	$(34)	$(20)	$(18)	$(14)
Net periodic benefit cost (income)	$(1)	$13	$(13)	$(8)
(a)Service cost, net of capitalization, is reflected in “Operating Expenses – Other operations and maintenance” on Ameren’s statement of income.
(b)Non-service cost components are reflected in “Other Income, Net” on Ameren’s statement of income. See Note 5 – Other Income, Net, for additional information.
Ameren Missouri and Ameren Illinois are responsible for their respective share of Ameren’s pension and other postretirement costs. The following table presents the respective share of net periodic pension and other postretirement benefit costs (income) incurred for the three months ended March 31, 2022 and 2021:

	Pension Benefits		Postretirement Benefits
	Three Months		Three Months
	2022	2021	2022	2021
Ameren Missouri(a)	$(1)	$6	$(3)	$(1)
Ameren Illinois	1	8	(10)	(7)
Other	(1)	(1)	—	—
Ameren(a)	$(1)	$13	$(13)	$(8)
(a)Does not include the impact of the regulatory tracking mechanism for the difference between the level of pension and postretirement benefit costs incurred by Ameren Missouri under GAAP and the level of such costs included in rates.

NOTE 12 – INCOME TAXES
The following table presents a reconciliation of the federal statutory corporate income tax rate to the effective income tax rate for the three months ended March 31, 2022 and 2021:

	Ameren		Ameren Missouri		Ameren Illinois
	2022	2021	2022	2021	2022	2021
Three Months
Federal statutory corporate income tax rate	21%	21%	21%	21%	21%	21%
Increases (decreases) from:
Amortization of deferred investment tax credit	—	(1)	(1)	(1)	—	—
Amortization of excess deferred taxes(a)	(8)	(9)	(16)	(17)	(2)	(2)
Depreciation differences	—	—	—	1	—	(1)
Renewable and other tax credits(b)	(5)	(6)	(11)	(11)	—	—
State tax	5	6	3	3	7	7
Stock-based compensation	(1)	(1)	—	—	—	—
Effective income tax rate	12%	10%	(4)%	(4)%	26%	25%
(a)Reflects the amortization of amounts resulting from the revaluation of deferred income taxes subject to regulatory ratemaking, which are being refunded to customers. Deferred income taxes are revalued when federal or state income tax rates change, and the offset to the revaluation of deferred income taxes subject to regulatory ratemaking is recorded to a regulatory asset or liability.
(b)Includes credits associated with the High Prairie and Atchison renewable energy centers. Ameren Missouri placed the High Prairie renewable energy center in service in December 2020. Additionally, Ameren Missouri placed in service the wind turbines at its Atchison renewable energy center throughout the first half of 2021. The benefit of the credits associated with Missouri renewable energy standard compliance is refunded to customers through the RESRAM.
NOTE 13 – SUPPLEMENTAL INFORMATION
Cash, Cash Equivalents, and Restricted Cash
The following table provides a reconciliation of cash, cash equivalents, and restricted cash reported within the balance sheets and the statements of cash flows at March 31, 2022, and December 31, 2021:

	March 31, 2022			December 31, 2021
	Ameren	Ameren Missouri	Ameren Illinois	Ameren	Ameren Missouri	Ameren Illinois
“Cash and cash equivalents”	$7	$1	$—	$8	$—	$—
Restricted cash included in “Other current assets”	10	3	5	16	4	6
Restricted cash included in “Other assets”	132	—	132	127	—	127
Restricted cash included in “Nuclear decommissioning trust fund”	5	5	—	4	4	—
Total cash, cash equivalents, and restricted cash	$154	$9	$137	$155	$8	$133
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
Accounts Receivable
“Accounts receivable – trade” on Ameren’s and Ameren Illinois’ balance sheets include certain receivables purchased at a discount from alternative retail electric suppliers that elect to participate in the utility consolidated billing program. At March 31, 2022, and December 31, 2021, “Other current liabilities” on Ameren’s and Ameren Illinois’ balance sheets included payables for purchased receivables of $29 million and $27 million, respectively.

The following table provides a reconciliation of the beginning and ending amount of the allowance for doubtful accounts for the three months ended March 31, 2022 and 2021:

	Three Months
	2022	2021
Ameren:
Beginning of period	$29	$50
Bad debt expense	4	4
Net write-offs	(5)	(7)
End of period	$28	$47
Ameren Missouri:
Beginning of period	$13	$16
Bad debt expense	1	1
Net write-offs	(3)	(2)
End of period	$11	$15
Ameren Illinois:(a)
Beginning of period	$16	$34
Bad debt expense	3	3
Net write-offs	(2)	(5)
End of period	$17	$32
(a)Ameren Illinois has rate-adjustment mechanisms that allow it to recover the difference between its actual net bad debt write-offs under GAAP, including those associated with receivables purchased from alternative retail electric suppliers, and the amount of net bad debt write-offs included in its base rates.
Supplemental Cash Flow Information
Capital expenditures at Ameren and Ameren Missouri included wind generation expenditures of an immaterial amount for the three months ended March 31, 2022, and $193 million for the three months ended March 31, 2021.
The following table provides noncash financing and investing activity excluded from the statements of cash flows for the three months ended March 31, 2022 and 2021:

	March 31, 2022			March 31, 2021
	Ameren	Ameren Missouri	Ameren Illinois	Ameren	Ameren Missouri	Ameren Illinois
Investing
Accrued capital expenditures	$345	$194	$147	$271	$141	$139
Net realized and unrealized gain/(loss) – nuclear decommissioning trust fund	(71)	(71)	—	22	22	—
Financing
Issuance of common stock for stock-based compensation	$31	$—	$—	$33	$—	$—
Issuance of common stock under the DRPlus	8	—	—	—	—	—

Asset Retirement Obligations
The following table provides a reconciliation of the beginning and ending carrying amount of AROs for the three months ended March 31, 2022:

	Ameren Missouri		Ameren Illinois		Ameren
Balance at December 31, 2021	$760	(a)	$4	(b)	$764	(a)
Accretion	8	(c)	—		8	(c)
Change in estimates	4	(d)	—		4	(d)
Balance at March 31, 2022	$772	(a)	$4	(b)	$776	(a)
(a)Balance included $7 million in “Other current liabilities” on the balance sheet as of both March 31, 2022, and December 31, 2021.
(b)Included in “Other deferred credits and liabilities” on the balance sheet.
(c)Accretion expense attributable to Ameren Missouri was recorded as a decrease to regulatory liabilities.
(d)Ameren Missouri changed its fair value estimate primarily due to the change in useful life of the Sioux Energy Center, as reflected in depreciation rates approved by the December 2021 electric rate order, which became effective in 2022.
Stock-based Compensation
In the first quarter of 2022, Ameren granted 267,849 performance share units with a grant date fair value of $25 million and 122,882 restricted share units with a grant date fair value of $11 million. Awards vest approximately 3 years after the grant date or on a pro-rata basis upon death or eligible retirement. The performance share units vest based on the achievement of certain specified market performance measures (229,566 performance share units) or clean energy transition targets (38,283 performance share units). The exact number of shares issued pursuant to a performance share unit varies from 0% to 200% of the target award, depending on actual company performance relative to the performance goals.
For the three months ended March 31, 2022 and 2021, excess tax benefits associated with the settlement of stock-based compensation awards reduced income tax expense by $5 million in both periods.
Deferred Compensation
At March 31, 2022, and December 31, 2021, the present value of benefits to be paid for deferred compensation obligations was $91 million in both periods, which was primarily reflected in “Other deferred credits and liabilities” on Ameren's consolidated balance sheet.
Operating Revenues
As of March 31, 2022 and 2021, our remaining performance obligations for contracts with a term greater than one year were immaterial. The Ameren Companies elected not to disclose the aggregate amount of the transaction price allocated to the performance obligations that are unsatisfied as of the end of the reporting period for contracts with an initial expected term of one year or less.
See Note 14 – Segment Information for disaggregated revenue information.
Excise Taxes
Ameren Missouri and Ameren Illinois collect from their customers excise taxes, including municipal and state excise taxes and gross receipts taxes that are levied on the sale or distribution of natural gas and electricity. The following table presents the excise taxes recorded on a gross basis in “Operating Revenues – Electric,” “Operating Revenues – Natural gas” and “Operating Expenses – Taxes other than income taxes” on the statements of income for the three months ended March 31, 2022 and 2021:

	Three Months
	2022	2021
Ameren Missouri	$34	$31
Ameren Illinois	45	39
Ameren	$79	$70

Earnings per Share
The following table reconciles the basic weighted-average number of common shares outstanding to the diluted weighted-average number of common shares outstanding for the three months ended March 31, 2022 and 2021:

	Three Months
	2022	2021
Weighted-average Common Shares Outstanding – Basic	257.9	254.4
Assumed settlement of performance share units and restricted stock units	1.1	1.5
Weighted-average Common Shares Outstanding – Diluted(a)	259.0	255.9
(a)There was an immaterial number of anti-dilutive securities excluded from the earnings per diluted share calculations for the three months ended March 31, 2022. There were no anti-dilutive securities excluded from the earnings per diluted share calculations for the three months ended March 31, 2021.
NOTE 14 – SEGMENT INFORMATION
The following tables present revenues, net income attributable to common shareholders, and capital expenditures by segment at Ameren and Ameren Illinois for the three months ended March 31, 2022 and 2021. Ameren, Ameren Missouri, and Ameren Illinois management review segment capital expenditure information rather than any individual or total asset amount. For additional information about our segments, see Note 16 – Segment Information under Part II, Item 8, of the Form 10-K.
Ameren

	Ameren Missouri		Ameren Illinois Electric Distribution	Ameren Illinois Natural Gas	Ameren Transmission		Other	Intersegment Eliminations	Ameren
Three Months 2022:
External revenues	$808		$464	$481	$126		$—	$—	$1,879
Intersegment revenues	10		1	—	20		—	(31)	—
Net income attributable to Ameren common shareholders	50		49	80	58	(a)	15	—	252
Capital expenditures	414		138	49	172		2	(1)	774
Three Months 2021:
External revenues	$695		$411	$347	$113		$—	$—	$1,566
Intersegment revenues	9		—	—	17		—	(26)	—
Net income attributable to Ameren common shareholders	47		46	75	47	(a)	18	—	233
Capital expenditures	534	(b)	157	48	141		1	6	887	(b)
(a)Ameren Transmission earnings reflect an allocation of financing costs from Ameren (parent).
(b)Includes $193 million at Ameren and Ameren Missouri for wind generation expenditures for the three months ended March 31, 2021.
Ameren Illinois

	Ameren Illinois Electric Distribution	Ameren Illinois Natural Gas	Ameren Illinois Transmission	Intersegment Eliminations	Ameren Illinois
Three Months 2022:
External revenues	$465	$481	$78	$—	$1,024
Intersegment revenues	—	—	20	(20)	—
Net income available to common shareholder	49	80	40	—	169
Capital expenditures	138	49	155	—	342
Three Months 2021:
External revenues	$411	$347	$65	$—	$823
Intersegment revenues	—	—	16	(16)	—
Net income available to common shareholder	46	75	28	—	149
Capital expenditures	157	48	132	—	337

The following tables present disaggregated revenues by segment at Ameren and Ameren Illinois for the three months ended March 31, 2022 and 2021. Economic factors affect the nature, timing, amount, and uncertainty of revenues and cash flows in a similar manner across customer classes. Revenues from alternative revenue programs have a similar distribution among customer classes as revenues from contracts with customers. Other revenues not associated with contracts with customers are presented in the Other customer classification, along with electric transmission and off-system revenues.
Ameren

	Ameren Missouri	Ameren Illinois Electric Distribution	Ameren Illinois Natural Gas	Ameren Transmission	Intersegment Eliminations	Ameren
Three Months 2022:
Residential	$332	$263	$—	$—	$—	$595
Commercial	240	158	—	—	—	398
Industrial	57	45	—	—	—	102
Other	109	(1)	—	146	(31)	223
Total electric revenues	$738	$465	$—	$146	$(31)	$1,318
Residential	$51	$—	$369	$—	$—	$420
Commercial	22	—	97	—	—	119
Industrial	2	—	17	—	—	19
Other	5	—	(2)	—	—	3
Total natural gas revenues	$80	$—	$481	$—	$—	$561
Total revenues(a)	$818	$465	$481	$146	$(31)	$1,879
Three Months 2021:
Residential	$312	$229	$—	$—	$—	$541
Commercial	216	132	—	—	—	348
Industrial	52	34	—	—	—	86
Other	61	16	—	130	(26)	181
Total electric revenues	$641	$411	$—	$130	$(26)	$1,156
Residential	$34	$—	$251	$—	$—	$285
Commercial	15	—	64	—	—	79
Industrial	1	—	14	—	—	15
Other	13	—	18	—	—	31
Total natural gas revenues	$63	$—	$347	$—	$—	$410
Total revenues(a)	$704	$411	$347	$130	$(26)	$1,566
(a)The following table presents increases/(decreases) in revenues from alternative revenue programs and other revenues not from contracts with customers for the three months ended March 31, 2022 and 2021:

	Ameren Missouri		Ameren Illinois Electric Distribution	Ameren Illinois Natural Gas	Ameren Transmission	Ameren
Three Months 2022:
Revenues from alternative revenue programs	$(6)		$55	$(5)	$1	$45
Other revenues not from contracts with customers	—	(a)	2	1	—	3	(a)
Three Months 2021:
Revenues from alternative revenue programs	$(10)		$61	$3	$(1)	$53
Other revenues not from contracts with customers	(2)		3	1	—	2
(a)Includes insurance recoveries related to lost sales associated with the Callaway Energy Center maintenance outage. See Note 10 – Callaway Energy Center for additional information.

Ameren Illinois

	Ameren Illinois Electric Distribution	Ameren Illinois Natural Gas	Ameren Illinois Transmission	Intersegment Eliminations	Ameren Illinois
Three Months 2022:
Residential	$263	$369	$—	$—	$632
Commercial	158	97	—	—	255
Industrial	45	17	—	—	62
Other	(1)	(2)	98	(20)	75
Total revenues(a)	$465	$481	$98	$(20)	$1,024
Three Months 2021:
Residential	$229	$251	$—	$—	$480
Commercial	132	64	—	—	196
Industrial	34	14	—	—	48
Other	16	18	81	(16)	99
Total revenues(a)	$411	$347	$81	$(16)	$823
(a)The following table presents increases/(decreases) in revenues from alternative revenue programs and other revenues not from contracts with customers for the Ameren Illinois segments for the three months ended March 31, 2022 and 2021:

	Ameren Illinois Electric Distribution	Ameren Illinois Natural Gas	Ameren Illinois Transmission	Ameren Illinois
Three Months 2022:
Revenues from alternative revenue programs	$55	$(5)	$1	$51
Other revenues not from contracts with customers	2	1	—	3
Three Months 2021:
Revenues from alternative revenue programs	$61	$3	$(1)	$63
Other revenues not from contracts with customers	3	1	—	4
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
Ameren’s and Ameren Missouri’s financial statements are prepared on a consolidated basis and therefore include the accounts of their majority-owned subsidiaries. All intercompany transactions have been eliminated. Ameren Missouri’s subsidiaries were created for the ownership of renewable generation projects. Ameren Illinois has no subsidiaries. All tabular dollar amounts are in millions, unless otherwise indicated.
In addition to presenting results of operations and earnings amounts in total, we present certain information in cents per share. These amounts reflect factors that directly affect Ameren’s earnings. We believe this per share information helps readers to understand the impact of these factors on Ameren’s earnings per share.

OVERVIEW
Net income attributable to Ameren common shareholders in the three months ended March 31, 2022, was $252 million, or $0.97 per diluted share, compared with $233 million, or $0.91 per diluted share, in the year-ago period. Net income for the three months ended March 31, 2022, compared to the year-ago period, was favorably affected by increased rate base investments across all segments and a higher recognized ROE at Ameren Illinois Electric Distribution. Earnings for the three months ended March 31, 2022, compared to the year-ago period, was also favorably affected by the absence in 2022 of the FERC’s March 2021 order, primarily related to the historical recovery of materials and supplies inventories, and increased retail electric sales volumes at Ameren Missouri, primarily resulting from colder temperatures experienced in 2022. Earnings for the three months ended March 31, 2022, compared to the year-ago period, was unfavorably affected by increased other operations and maintenance expenses, primarily due to a reduction in the cash surrender value of company-owned life insurance and an increase due to the expiration of contracts relating to refined coal tax credits at Ameren Missouri in 2021, increased financing costs from debt issuances, and the effects of dilution.
Ameren’s strategic plan includes investing and operating its utilities in a manner consistent with existing regulatory frameworks, enhancing those frameworks, and advocating for responsible energy and economic policies, as well as creating and capitalizing on opportunities for investment for the benefit of its customers, shareholders, and the environment. Ameren remains focused on disciplined cost management and strategic capital allocation. Ameren invested $0.8 billion in its rate-regulated businesses in the three months ended March 31, 2022.
The COVID-19 pandemic continues to affect our results of operations, financial position, and liquidity. While our electric sales volumes, excluding the estimated effects of weather and customer energy-efficiency programs, were comparable to the same period in 2021, and total sales volume levels were comparable to pre-pandemic levels, there has been a shift in sales volumes by customer class, which began in 2020, with an increase in residential sales, and a decrease in commercial and industrial sales. The continued effect of the COVID-19 pandemic on our results of operations, financial position, and liquidity in subsequent periods will depend on its severity and longevity, future regulatory or legislative actions with respect thereto, and the resulting impact on business, economic, and capital market conditions. We continue to assess the impacts the COVID-19 pandemic is having on our businesses, including impacts on electric and natural gas sales volumes, liquidity, bad debt expense, and supply chain operations. For further discussion of these and other matters discussed below, see Note 1 – Summary of Significant Accounting Policies and Note 2 – Rate and Regulatory Matters under Part I, Item 1, of this report, and Results of Operations, Liquidity and Capital Resources, and Outlook sections below.
In December 2021, Ameren Missouri filed a motion with the United States District Court for the Eastern District of Missouri to modify a September 2019 remedy order issued by the district court to allow the retirement of the Rush Island Energy Center in advance of its previously expected useful life in lieu of installing a flue gas desulfurization system. The district court is under no deadline to issue a ruling revising the remedy order. In January 2022, the MISO completed a preliminary informational assessment regarding potential impacts of the retirement to the regional electric power system, which indicated transmission upgrades and voltage support would be needed in advance of the retirement of the Rush Island Energy Center to address reliability concerns. In February 2022, Ameren Missouri formally notified the MISO of its intent to retire the Rush Island Energy Center and requested the MISO to perform a final reliability assessment, which is expected to be completed in May 2022. The MISO must also separately approve the specific upgrades and transmission support required to address reliability concerns noted in the final assessment. Additionally, the MISO will determine whether reliability concerns require the Rush Island Energy Center to be classified as a system support resource, which should continue operating until the completion of to-be-specified transmission upgrades. If the Rush Island Energy Center were identified as a system support resource, an agreement detailing the manner of and time for continued operation would be filed with the FERC for approval. The district court has the authority to determine the retirement date and operating parameters for the Rush Island Energy Center and is not bound by the MISO determination or FERC’s approval. Related to this matter, in February 2022, the MoPSC issued an order directing the MoPSC staff to review Ameren Missouri’s planned accelerated retirement of the Rush Island Energy Center, including potential impacts on the reliability and cost of Ameren Missouri’s service to its customers, Ameren Missouri’s plans to mitigate the customer impacts of the accelerated retirement, and the prudence of Ameren Missouri’s actions and decisions with regard to the Rush Island Energy Center, among other things. In April 2022, the MoPSC staff filed an initial report with the MoPSC in which the staff concluded early retirement of the Rush Island Energy Center may cause reliability concerns. The MoPSC staff is under no deadline to complete this review. Ameren Missouri expects to seek approval from the MoPSC to finance the costs associated with the retirement, including the remaining unrecovered net plant balance associated with the facility, through the issuance of securitized utility tariff bonds pursuant to the Missouri securitization statute that became effective in August 2021. See Note 9 – Commitments and Contingencies under Part I, Item 1, of this report for additional information.
In February 2022, Ameren Missouri filed an update to its Smart Energy Plan with the MoPSC, which includes a five-year capital investment overview with a detailed one-year plan for 2022. The plan is designed to upgrade Ameren Missouri’s electric infrastructure and includes investments that will upgrade the grid and accommodate more renewable energy. Investments under the plan are expected to total approximately $8.4 billion over the five-year period from 2022 through 2026, with expenditures largely recoverable under the PISA and the RESRAM. The planned investments in 2024 through 2026 are based on the assumption that Ameren Missouri requests and receives MoPSC approval of an extension of the PISA from December 2023 to December 2028.

In May 2022, Senate Bill 745 passed the Missouri General Assembly and was sent to the governor for approval. If enacted, among other things, the bill would extend the PISA election through December 2028 and allow for an additional five-year extension through December 2033 if requested by Ameren Missouri and approved by the MoPSC. In addition, a 2.5% limit on customer rate increases resulting from PISA deferrals would become effective beginning in 2024. For information on the rate increase limitation effective through 2023, see Note 2 – Rate and Regulatory Matters under Part II, Item 8, of the Form 10-K.
In January 2022, Ameren Illinois filed a request with the ICC proposing performance metrics that would be used in determining ROE incentives and penalties under an MYRP. The ICC is required to issue an order on this matter by September 30, 2022.
In April 2022, Ameren Illinois filed its annual electric distribution service performance-based formula rate update with the ICC to be used for 2023 rates, requesting an increase of $83 million. This update reflects an increase to the annual performance-based formula rate based on 2021 actual recoverable costs and expected net plant additions for 2022, an increase to include the 2021 revenue requirement reconciliation adjustment including a capital structure composed of 54% common equity, and a decrease for the conclusion of the 2020 revenue requirement reconciliation adjustment, which will be fully collected from customers in 2022, consistent with the ICC’s December 2021 annual update filing order. An ICC decision in this proceeding is required by December 2022, with new rates effective in January 2023.
In April 2022, Ameren Illinois filed a revised energy-efficiency plan with the ICC to invest approximately $120 million per year in electric energy-efficiency programs through 2025, which reflects the increased level of annual investments allowed under the IETL. The ICC has the ability to reduce the amount of electric energy-efficiency savings goals in future plan program years if there are insufficient cost-effective programs available, which could reduce the investments in electric energy-efficiency programs. The electric energy-efficiency program investments and the return on those investments are collected from customers through a rider and are not recovered through the electric distribution service performance-based formula ratemaking framework. The ICC is under no deadline to issue an order in this proceeding.
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

Earnings Summary
The following table presents a summary of Ameren’s earnings for the three months ended March 31, 2022 and 2021:

	Three Months
	2022	2021
Net income attributable to Ameren common shareholders	$252	$233
Earnings per common share – diluted	0.97	0.91
Net income attributable to Ameren common shareholders increased $19 million, or 6 cents per diluted share, in the three months ended March 31, 2022, compared with the year-ago period. The increase was due to net income increases of $11 million, $5 million, $3 million, $3 million, at Ameren Transmission, Ameren Illinois Natural Gas, Ameren Missouri, and Ameren Illinois Electric Distribution, respectively. These increases were partially offset by a $3 million decrease in the net income for activity not reported as part of a segment, primarily at Ameren (parent).
Earnings per diluted share were favorably affected in the three months ended March 31, 2022, compared to the year-ago period, by:
•increased rate base investments at Ameren Transmission and Ameren Illinois Electric Distribution and a higher recognized ROE due to a higher estimated annual average of the monthly yields of the 30-year United States Treasury bonds at Ameren Illinois Electric Distribution, which increased revenues at these segments (4 cents per share);
•increased Ameren Illinois Natural Gas earnings from investments in qualifying infrastructure recovered under the QIP and higher base rates pursuant to the ICC's January 2021 natural gas rate order (3 cents per share);
•the absence in 2022 of the FERC’s March 2021 order, primarily related to the historical recovery of materials and supplies inventories, which decreased Ameren Transmission revenues in 2021 (3 cents per share);
•increased base rate revenues for the inclusion of previously deferred interest charges pursuant to the December 2021 MoPSC electric rate order and increased deferral of interest charges related to infrastructure investments associated with the PISA and RESRAM (3 cents per share); and
•increased electric retail sales at Ameren Missouri, primarily resulting from colder temperatures experienced in 2022 (estimated at 3 cents per share).
Earnings per diluted share were unfavorably affected in the three months ended March 31, 2022, compared to the year-ago period, by:
•increased other operations and maintenance expenses not subject to riders and trackers, primarily due to a reduction in the cash surrender value of company-owned life insurance and an increase due to the expiration of contracts relating to refined coal tax credits at Ameren Missouri in 2021 (8 cents per share);
•increased financing costs, primarily at Ameren (parent) and Ameren Missouri, largely due to higher long-term debt balances (2 cents per share); and
•increased weighted-average basic common shares outstanding resulting from issuances of common shares as detailed in Note 4 – Long-term Debt and Equity Financings under Part I, Item 1, of this report, and Note 5 – Long Term Debt and Equity Financings under Part II, Item 8, of the Form 10-K (1 cent per share).
The cents per share variances above are presented based on the weighted-average basic common shares outstanding in the three months ended March 31, 2021, and do not reflect the impact of dilution on earnings per share, unless otherwise noted. Amounts other than variances related to income taxes have been presented net of income taxes using Ameren’s 2022 blended federal and state statutory tax rate of 26%. For additional details regarding the Ameren Companies’ results of operations, including explanations of Electric and Natural Gas Margins, Other Operations and Maintenance Expenses, Depreciation and Amortization Expenses, Taxes Other Than Income Taxes, Other Income, Net, Interest Charges, and Income Taxes, see the major headings below.

Below is Ameren’s table of income statement components by segment for the three months ended March 31, 2022 and 2021:

	Ameren Missouri	Ameren Illinois Electric Distribution	Ameren Illinois Natural Gas	Ameren Transmission	Other / Intersegment Eliminations	Ameren
Three Months 2022:
Electric revenues	$738	$465	$—	$146	$(31)	$1,318
Fuel	(176)	—	—	—	—	(176)
Purchased power	(50)	(151)	—	—	24	(177)
Electric margins	512	314	—	146	(7)	965
Natural gas revenues	80	—	481	—	—	561
Natural gas purchased for resale	(46)	—	(247)	—	—	(293)
Natural gas margins	34	—	234	—	—	268
Other operations and maintenance expenses	(232)	(147)	(63)	(16)	(3)	(461)
Depreciation and amortization expenses	(164)	(81)	(23)	(30)	(1)	(299)
Taxes other than income taxes	(85)	(20)	(31)	(2)	(4)	(142)
Operating income (loss)	65	66	117	98	(15)	331
Other income, net	23	16	4	3	14	60
Interest charges	(39)	(18)	(11)	(22)	(14)	(104)
Income (taxes) benefit	2	(15)	(30)	(21)	30	(34)
Net income	51	49	80	58	15	253
Noncontrolling interests – preferred stock dividends	(1)	—	—	—	—	(1)
Net income attributable to Ameren common shareholders	$50	$49	$80	$58	$15	$252
Three Months 2021:
Electric revenues	$641	$411	$—	$130	$(26)	$1,156
Fuel	(65)	—	—	—	—	(65)
Purchased power	(88)	(122)	—	—	19	(191)
Electric margins	488	289	—	130	(7)	900
Natural gas revenues	63	—	347	—	—	410
Natural gas purchased for resale	(31)	—	(134)	—	—	(165)
Natural gas margins	32	—	213	—	—	245
Other operations and maintenance expenses	(225)	(125)	(56)	(16)	2	(420)
Depreciation and amortization expenses	(156)	(75)	(22)	(28)	—	(281)
Taxes other than income taxes	(77)	(20)	(25)	(2)	(4)	(128)
Operating income (loss)	62	69	110	84	(9)	316
Other income, net	23	8	3	3	9	46
Interest charges	(39)	(18)	(10)	(23)	(10)	(100)
Income (taxes) benefit	2	(12)	(28)	(17)	28	(27)
Net income	48	47	75	47	18	235
Noncontrolling interests – preferred stock dividends	(1)	(1)	—	—	—	(2)
Net income attributable to Ameren common shareholders	$47	$46	$75	$47	$18	$233

Below is Ameren Illinois’ table of income statement components by segment for the three months ended March 31, 2022 and 2021:

	Ameren Illinois Electric Distribution	Ameren Illinois Natural Gas	Ameren Illinois Transmission	Other / Intersegment Eliminations	Ameren Illinois
Three Months 2022:
Electric revenues	$465	$—	$98	$(20)	$543
Purchased power	(151)	—	—	20	(131)
Electric margins	314	—	98	—	412
Natural gas revenues	—	481	—	—	481
Natural gas purchased for resale	—	(247)	—	—	(247)
Natural gas margins	—	234	—	—	234
Other operations and maintenance expenses	(147)	(63)	(13)	—	(223)
Depreciation and amortization expenses	(81)	(23)	(20)	—	(124)
Taxes other than income taxes	(20)	(31)	(2)	—	(53)
Operating income (loss)	66	117	63	—	246
Other income, net	16	4	4	—	24
Interest charges	(18)	(11)	(13)	—	(42)
Income taxes	(15)	(30)	(14)	—	(59)
Net income attributable to common shareholder	$49	$80	$40	$—	$169
Three Months 2021:
Electric revenues	$411	$—	$81	$(16)	$476
Purchased power	(122)	—	—	16	(106)
Electric margins	289	—	81	—	370
Natural gas revenues	—	347	—	—	347
Natural gas purchased for resale	—	(134)	—	—	(134)
Natural gas margins	—	213	—	—	213
Other operations and maintenance expenses	(125)	(56)	(13)	—	(194)
Depreciation and amortization expenses	(75)	(22)	(18)	—	(115)
Taxes other than income taxes	(20)	(25)	(1)	—	(46)
Operating income (loss)	69	110	49	—	228
Other income, net	8	3	3	—	14
Interest charges	(18)	(10)	(14)	—	(42)
Income taxes	(12)	(28)	(10)	—	(50)
Net income	47	75	28	—	150
Preferred stock dividends	(1)	—	—	—	(1)
Net income attributable to common shareholder	$46	$75	$28	$—	$149
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

Electric Margins

Increase by Segment
Total by Segment(a)	Overall Ameren Increase of $65 Million

$1,000
$500
$0
$ (Millions)
$965
$146
$314
$512
$900
$130
$289
$488
2022
2021

(a)Includes other/intersegment eliminations of $(7) million and $(7) million in the three months ended March 31, 2022 and 2021, respectively.

Ameren Missouri	Ameren Illinois Electric Distribution	Ameren Transmission	Other/Intersegment Eliminations
Natural Gas Margins

Increase by Segment
Total by Segment	Overall Ameren Increase of $23 Million

$300
$250
$200
$150
$100
$50
$0
$ (Millions)
$268
$234
$34
$245
$213
$32
2022
2021

Ameren Missouri	Ameren Illinois Natural Gas

The following tables present the favorable (unfavorable) variations by Ameren segment for electric and natural gas margins for the three months ended March 31, 2022, compared with the year-ago period:

Electric and Natural Gas Margins
Three Months	Ameren Missouri	Ameren Illinois Electric Distribution	Ameren Illinois Natural Gas	Ameren Transmission(a)	Other /Intersegment Eliminations	Ameren
Electric revenue change:
Effect of weather (estimate)(b)	$7	$—	$—	$—	$—	$7
Base rates (estimate)(c)	18	19	—	16	—	53
Sales volumes and changes in customer usage patterns (excluding the estimated effects of weather and MEEIA)	4	—	—	—	—	4
Off-system sales, capacity, and FAC revenues, net	52	—	—	—	—	52
Ameren Illinois energy-efficiency program investment revenues	—	3	—	—	—	3
Other	(1)	—	—	—	—	(1)
Cost recovery mechanisms – offset in fuel and purchased power(d)	24	29	—	—	(5)	48
Other cost recovery mechanisms(e)	(7)	3	—	—	—	(4)
Total electric revenue change	$97	$54	$—	$16	$(5)	$162
Fuel and purchased power change:
Energy costs (excluding the estimated effect of weather)	$(47)	$—	$—	$—	$—	$(47)
Effect of weather (estimate)(b)	(1)	—	—	—	—	(1)
Effect of higher net energy costs included in base rates	(1)	—	—	—	—	(1)
Cost recovery mechanisms – offset in electric revenue(d)	(24)	(29)	—	—	5	(48)
Total fuel and purchased power change	$(73)	$(29)	$—	$—	$5	$(97)
Net change in electric margins	$24	$25	$—	$16	$—	$65
Natural gas revenue change:
Base rates (estimate)	$1	$—	$3	$—	$—	$4
Change in rate design	—	—	1	—	—	1
QIP rider	—	—	9	—	—	9
Other	—	—	2	—	—	2
Cost recovery mechanisms – offset in natural gas purchased for resale(d)	15	—	113	—	—	128
Other cost recovery mechanisms(e)	1	—	6	—	—	7
Total natural gas revenue change	$17	$—	$134	$—	$—	$151
Natural gas purchased for resale change:
Cost recovery mechanisms – offset in natural gas revenue(d)	$(15)	$—	$(113)	$—	$—	$(128)
Total natural gas purchased for resale change	$(15)	$—	$(113)	$—	$—	$(128)
Net change in natural gas margins	$2	$—	$21	$—	$—	$23
(a)Includes an increase in transmission margins of $17 million at Ameren Illinois for the three months ended March 31, 2022, compared with the year-ago period.
(b)Represents the estimated variation resulting primarily from changes in cooling and heating degree-days on electric and natural gas demand compared with the year-ago period; this variation is based on temperature readings from the National Oceanic and Atmospheric Administration weather stations at local airports in our service territories.
(c)For Ameren Illinois Electric Distribution and Ameren Transmission, base rates include increases or decreases to operating revenues related to the revenue requirement reconciliation adjustment under formula rates. For Ameren Missouri, base rates exclude an increase for the recovery of lost electric margins resulting from the MEEIA customer energy-efficiency programs and an increase in base rates for RESRAM. These changes in base rates are included in the “Sales volumes and changes in customer usage patterns (excluding the estimated effects of weather and MEEIA)” and “Cost recovery mechanisms” line items, respectively.
(d)Electric and natural gas revenue changes are offset by corresponding changes in “Fuel,” “Purchased power,” and “Natural gas purchased for resale” on the statement of income, resulting in no change to electric and natural gas margins. Activity in Other/Intersegment Eliminations represents the elimination of related-party transactions between Ameren Missouri, Ameren Illinois, and ATXI, as well as Ameren Transmission revenue from transmission services provided to Ameren Illinois Electric Distribution. See Note 8 – Related-party Transactions and Note 14 – Segment Information under Part I, Item 1, of this report for additional information on intersegment eliminations.
(e)Offsetting expense increases or decreases are reflected in “Other operations and maintenance,” “Depreciation and amortization,” or in “Taxes other than income taxes,” within the “Operating Expenses” section and "Income Taxes" in the statement of income. These items have no overall impact on earnings.

Ameren
Ameren’s electric margins increased $65 million, or 7%, for the three months ended March 31, 2022, compared with the year-ago period, due to increased margins at Ameren Missouri, Ameren Illinois Electric Distribution, and Ameren Transmission, as discussed below. Ameren’s natural gas margins increased $23 million, or 9%, for the three months ended March 31, 2022, compared with the year-ago period, primarily because of increased margins at Ameren Illinois Natural Gas, as discussed below.
Ameren Transmission
Ameren Transmission’s margins increased $16 million, or 12%, for the three months ended March 31, 2022, compared with the year-ago period. Base rate revenues were favorably affected by the absence in 2022 of the FERC’s March 2021 order (+$7 million), increased capital investment, as evidenced by a 10% increase in rate base used to calculate the revenue requirement (+$5 million), and higher recoverable expenses (+$4 million). See Transmission Formula Rate Revisions in Note 2 – Rate and Regulatory Matters under Part I, Item 1, of this report for additional information regarding the March 2021 FERC order.
Ameren Missouri
Ameren Missouri’s electric margins increased $24 million, or 5%, for the three months ended March 31, 2022, compared with the year-ago period. Revenues associated with “Cost recovery mechanisms – offset in fuel and purchased power” increased $24 million for the three months ended March 31, 2022. The increased revenues are fully offset by an increase in fuel and purchased power costs, which increased primarily due to 2022 amortization of costs previously deferred under the FAC. The changes to “Cost recovery mechanisms - offset in fuel and purchased power” are fully offset by “Cost recovery mechanisms - offset in electric revenue,” in the table above, and result in no impact to margins. Ameren Missouri’s 5% exposure to net energy cost variances under the FAC is reflected within “Off-system sales, capacity, and FAC revenues, net” and “Energy costs (excluding the estimated effect of weather)”.
The following items had a favorable effect on Ameren Missouri’s electric margins between periods:
•The December 2021 MoPSC electric rate order effective February 28, 2022, that resulted in higher electric base rates, excluding the change in base rates for the MEEIA customer energy efficiency programs and the RESRAM, partially offset by higher net energy costs included in base rates, increased margins $17 million. The change in electric base rates is the sum of the change in “Base rates (estimate)” (+$18 million) and the “Effect of higher net energy costs included in base rates” (-$1 million) in the table above.
•Winter temperatures were colder as heating degree days increased 1% for the three months ended March 31, 2022. The aggregate effect of weather increased margins an estimated $6 million. The change in margins due to weather is the sum of the “Effect of weather (estimate)” on electric revenues (+$7 million) and the “Effect of weather (estimate)” on fuel and purchased power (-$1 million) in the table above.
•Lower net energy costs increased margins $5 million. In 2021, the absence of the Callaway Energy Center generation and the significant increase in cost and customer demand caused by the extremely cold weather in February 2021 drove higher net energy costs resulting from Ameren Missouri’s 5% exposure to net energy cost variances from base rates under the FAC. The change in net energy costs is the sum of “Off-system sales, capacity and FAC revenues, net” (+$52 million) and “Energy costs (excluding the estimated effect of weather)” (-$47 million) in the table above.
•Excluding the estimated effects of weather and the MEEIA customer energy-efficiency programs, electric revenues increased an estimated $4 million. The increase was primarily due to an increase in the average retail price per kilowatthour due to changes in customer usage patterns and shifts in commercial and industrial usage within rate classes.
Ameren Missouri’s other cost recovery mechanisms decreased margins $7 million primarily due to a reduction of recoverable MEEIA program costs.
Ameren Missouri’s natural gas margins were comparable between periods. Purchased gas costs increased $15 million due to 2022 amortization of natural gas costs previously deferred under the PGA, driven by a significant increase in cost and customer demand as result of the extremely cold weather in February 2021, partially offset by lower natural gas prices in 2022. The increased purchased natural gas costs are fully offset by an increase in natural gas revenues under the PGA rider, resulting in no impact to margin. The increase in purchased natural gas cost is reflected in “Cost recovery mechanisms – offset in natural gas revenue” and the associated recoverability from customers is reflected in “Cost recovery mechanisms – offset in natural gas purchased for resale” in the table above.
Ameren Illinois
Ameren Illinois’ electric margins increased $42 million, or 11%, for the three months ended March 31, 2022, compared with the year-ago period, driven by increased margins at Ameren Illinois Electric Distribution and Ameren Illinois Transmission. Ameren Illinois Natural Gas’ margins increased $21 million, or 10%, for the three months ended March 31, 2022, compared with the year-ago period.

Ameren Illinois Electric Distribution
Ameren Illinois Electric Distribution’s margins increased $25 million, or 9%, for the three months ended March 31, 2022, compared with the year-ago period. Purchased power costs increased $29 million for the three months ended March 31, 2022, primarily resulting from higher electric prices. The increased purchased power costs are fully offset by an increase in electric revenues under the cost recovery mechanisms for purchased power, resulting in no impact to margin. The increase in purchased power cost is reflected in “Cost recovery mechanisms – offset in electric revenue” and the associated recoverability from customers is reflected in “Cost recovery mechanisms – offset in fuel and purchased power” in the table above.
The following items had a favorable effect on Ameren Illinois Electric Distribution’s margins between periods:
•Base rates increased due to a higher recognized ROE (+$2 million), as evidenced by an increase of 29 basis points in the estimated annual average of the monthly yields of the 30-year United States Treasury bonds, increased capital investment (+$2 million), as evidenced by a 6% increase in rate base used to calculate the revenue requirement, and higher recoverable non-purchased power expenses (+$19 million), partially offset by the absence in 2022 of revenue requirement reconciliation adjustment true-ups (-$4 million). The sum of these changes collectively increased margins $19 million.
•Revenues increased $3 million due to the recovery of and return on increased energy-efficiency program investments under performance-based formula ratemaking.
Ameren Illinois Natural Gas
Ameren Illinois Natural Gas’ margins increased $21 million, or 10%, for the three months ended March 31, 2022, compared with the year-ago period. Purchased gas costs increased $113 million for the three months ended March 31, 2022, due to 2022 amortization of natural gas costs previously deferred under the PGA, driven by a significant increase in cost and customer demand as a result of the extremely cold weather in February 2021, partially offset by lower natural gas costs in 2022. The increased purchased natural gas costs are fully offset by an increase in natural gas revenues under the PGA rider, resulting in no impact to margin. The increase in purchased natural gas cost is reflected in “Cost recovery mechanisms – offset in natural gas revenue” and the associated recoverability from customers is reflected in “Cost recovery mechanisms – offset in natural gas purchased for resale” in the table above.
The following items had a favorable effect on Ameren Illinois Natural Gas’ margins between periods:
•Revenues increased $9 million due to additional investment in qualified natural gas infrastructure under the QIP.
•Other cost recovery mechanisms increased revenues $6 million, primarily due to increased revenues for excise taxes.
•Revenues increased $3 million during January 2022 due to higher natural gas base rates as a result of the January 2021 natural gas rate order.
Ameren Illinois Transmission
Ameren Illinois Transmission’s margins increased $17 million, or 21%, for the three months ended March 31, 2022, compared with the year-ago period. Base rate revenues were favorably affected by the absence in 2022 of the FERC’s March 2021 order (+$7 million), increased capital investment (+$5 million), as evidenced by a 16% increase in rate base used to calculate the revenue requirement, and higher recoverable expenses (+$5 million). See Transmission Formula Rate Revisions in Note 2 – Rate and Regulatory Matters under Part I, Item 1, of this report for additional information regarding the March 2021 FERC order.

Other Operations and Maintenance Expenses

Increase by Segment
Total by Segment(a)	Overall Ameren Increase of $41 Million

$500
$400
$300
$200
$100
$0
$ (Millions)
$461
$16
$63
$147
$232
$420
$16
$56
$125
$225
2022
2021

(a)Includes other/intersegment eliminations of $3 million and $(2) million in the three months ended March 31, 2022 and 2021, respectively.

Ameren Missouri	Ameren Illinois Natural Gas	Other/Intersegment Eliminations

Ameren Illinois Electric Distribution	Ameren Transmission
Ameren
Other operations and maintenance expenses increased $41 million in the three months ended March 31, 2022, compared with the year-ago period. In addition to changes by segments discussed below, other operations and maintenance expenses increased $5 million for activity not reported as part of a segment, as reflected in “Other/Intersegment Eliminations” above, primarily because of increased costs for support services.
Ameren Transmission
Other operations and maintenance expenses were comparable between periods.
Ameren Missouri
The $7 million increase in other operations and maintenance in the three months ended March 31, 2022, compared with the year-ago period, was primarily due to the following items:
•The absence in 2022 of $6 million service fees received from third parties under refined coal production agreements, as the result of the expiration of refined coal tax credits at the end of 2021.
•The cash surrender value of company-owned life insurance decreased $6 million, primarily because of unfavorable market returns in 2022.
•The absence of a $5 million deferral to a regulatory asset of certain costs previously incurred related to the COVID-19 pandemic, pursuant to the March 2021 MoPSC orders.
•Energy center operating costs, increased $3 million, primarily because of costs related to new wind generation facilities, which are recovered under the RESRAM.

The above increases were partially offset by a $13 million decrease in MEEIA customer energy-efficiency program spend as approved by the MoPSC, compared with the year-ago period.
Ameren Illinois
Other operations and maintenance expenses increased $29 million in the three months ended March 31, 2022, compared with the year-ago period, as discussed below. Other operations and maintenance expenses were comparable between periods at Ameren Illinois Transmission.
Ameren Illinois Electric Distribution
The $22 million increase in other operations and maintenance expenses in the three months ended March 31, 2022, compared with the year-ago period, was primarily due to the following items:
•Distribution system expenditures increased $10 million, primarily because of projects deferred in 2021 as a result of storm restoration efforts that were deferred as a regulatory asset in 2021.
•Increased bad debt expense of $5 million, primarily because of increased recovery of bad debt costs allowed by the ICC.
•The cash surrender value of company-owned life insurance decreased $3 million, primarily because of unfavorable market returns in 2022.
•Amortization of regulatory assets associated with customer energy-efficiency program investments under formula ratemaking increased $2 million.
Ameren Illinois Natural Gas
Other operations and maintenance expenses increased $7 million in the three months ended March 31, 2022, compared with the year-ago period, primarily because of a $4 million increase in distribution system expenditures, related to higher labor and contract service costs. Other operations and maintenance expenses also increased $2 million, primarily because of a decrease in the cash surrender value of company-owned life insurance because of unfavorable market returns in 2022. These increases were partially offset by a $2 million reduction in costs recovered through riders.

Depreciation and Amortization Expenses

Increase by Segment
Total by Segment(a)	Overall Ameren Increase of $18 Million

$360
$300
$240
$180
$120
$60
$0
$ (Millions)
$299
$30
$23
$81
$164
$281
$28
$22
$75
$156
2022
2021

(a)Includes other/intersegment eliminations of $1 million and $— million in the three months ended March 31, 2022 and 2021, respectively.

Ameren Missouri	Ameren Illinois Natural Gas	Other/Intersegment Eliminations

Ameren Illinois Electric Distribution	Ameren Transmission
Depreciation and amortization expenses increased $18 million, $9 million, and $8 million in the three months ended March 31, 2022, compared with the year-ago period, at Ameren, Ameren Illinois, and Ameren Missouri, respectively, primarily because of additional property, plant, and equipment investments across their respective segments. Ameren’s and Ameren Missouri’s depreciation and amortization expenses reflected a deferral to a regulatory asset of depreciation and amortization expenses pursuant to the PISA and the RESRAM. The PISA and RESRAM deferrals of depreciation and amortization were $24 million and $19 million for the three months ended March 31, 2022 and 2021, respectively. The amount of depreciation and amortization expenses included in base rates for PISA and RESRAM deferrals was updated when new customer rates became effective on February 28, 2022, pursuant to the December 2021 MoPSC electric rate order, which incorporated deferrals through September 30, 2021.

Taxes Other Than Income Taxes

Increase by Segment
Total by Segment(a)	Overall Ameren Increase of $14 Million

$160
$120
$80
$40
$0
$ (Millions)
$142
$31
$20
$85
$128
$25
$20
$77
2022
2021

(a)Includes $2 million and $2 million at Ameren Transmission in the three months ended March 31, 2022 and 2021, respectively, and other/intersegment eliminations of $4 million and $4 million in the three months ended March 31, 2022 and 2021, respectively.

Ameren Missouri	Ameren Illinois Natural Gas	Other/Intersegment Eliminations

Ameren Illinois Electric Distribution	Ameren Transmission
Taxes other than income taxes increased $14 million in the three months ended March 31, 2022, compared with the year-ago period, primarily because of $6 million and $3 million increases in excise taxes at Ameren Illinois Natural Gas and Ameren Missouri, respectively, primarily because of increased sales. Taxes other than income taxes also increased $4 million at Ameren Missouri because of increased property taxes, primarily resulting from property tax refunds received in 2021.

Other Income, Net

Increase by Segment
Total by Segment(a)	Overall Ameren Increase of $14 Million

$70
$60
$50
$40
$30
$20
$10
$0
$ (Millions)
$60
$14
$3
$4
$16
$23
$46
$9
$3
$3
$8
$23
2022
2021

Ameren Missouri	Ameren Illinois Natural Gas	Other/Intersegment Eliminations

Ameren Illinois Electric Distribution	Ameren Transmission
Other income, net, increased $14 million in the three months ended March 31, 2022, compared with the year-ago period, primarily because of increases in the non-service cost component of net periodic benefit income of $5 million, $4 million, and $2 million for Ameren Illinois Electric Distribution, activity not reported as part of a segment, and Ameren Illinois Natural Gas, respectively.
See Note 5 – Other Income, Net, under Part I, Item 1, of this report for additional information. See Note 11 – Retirement Benefits under Part I, Item 1, of this report for more information on the non-service cost components of net periodic benefit income.

Interest Charges

Increase (Decrease) by Segment
Total by Segment	Overall Ameren Increase of $4 Million

$125
$100
$75
$50
$25
$0
$ (Millions)
$104
$14
$22
$11
$18
$39
$100
$10
$23
$10
$18
$39
2022
2021

Ameren Missouri	Ameren Illinois Natural Gas	Other/Intersegment Eliminations

Ameren Illinois Electric Distribution	Ameren Transmission
Interest charges increased $4 million in the three months ended March 31, 2022, compared with the year-ago period, primarily because of issuances of long-term debt at Ameren (parent) in March and November of 2021. Interest charges at Ameren and Ameren Missouri reflected a deferral to a regulatory asset of interest charges pursuant to PISA and RESRAM. The PISA and RESRAM deferrals of interest charges were $18 million and $15 million for the three months ended March 31, 2022 and 2021, respectively. A reduction in interest charges related to the increase in PISA and RESRAM deferrals at Ameren Missouri was offset by the issuance of long-term debt at Ameren Missouri in June 2021, which increased interest charges by $3 million. The amount of interest charges included in base rates for PISA and RESRAM deferrals was updated when new customer rates became effective on February 28, 2022, pursuant to the December 2021 MoPSC electric rate order, which incorporated deferrals through September 30, 2021.
Income Taxes
The following table presents effective income tax rates for the three months ended March 31, 2022 and 2021:

	Three Months(a)
	2022	2021
Ameren	12%	10%
Ameren Missouri	(4)%	(4)%
Ameren Illinois	26%	25%
Ameren Illinois Electric Distribution	24%	22%
Ameren Illinois Natural Gas	27%	27%
Ameren Illinois Transmission	26%	25%
Ameren Transmission	27%	27%
(a)Estimate of the annual effective income tax rate adjusted to reflect the tax effect of items discrete to the three months ended March 31, 2022 and 2021.
See Note 12 – Income Taxes under Part I, Item 1, of this report for a reconciliation of the federal statutory corporate income tax rate to the effective income tax rate for the Ameren Companies.
The effective income tax rate was higher at Ameren Illinois Electric Distribution in the three months ended March 31, 2022, compared with the year-ago period, primarily because of lower amortization of excess deferred taxes.

LIQUIDITY AND CAPITAL RESOURCES
Collections from our tariff-based revenues are our principal source of cash provided by operating activities. A diversified retail customer mix, primarily consisting of rate-regulated residential, commercial, and industrial customers, provides us with a reasonably predictable source of cash. In addition to using cash provided by operating activities, we use available cash, drawings under committed credit agreements, commercial paper issuances, and/or, in the case of Ameren Missouri and Ameren Illinois, short-term affiliate borrowings to support normal operations and temporary capital requirements. We may reduce our short-term borrowings with cash provided by operations or, at our discretion, with long-term borrowings, or, in the case of Ameren Missouri and Ameren Illinois, with capital contributions from Ameren (parent). As of March 31, 2022, there have been no material changes other than in the ordinary course of business related to cash requirements arising from these long-term commitments provided in Item 7 of the Form 10-K for the year ended December 31, 2021.
We expect to make significant capital expenditures over the next five years, supported by a combination of long-term debt and equity, as we invest in our electric and natural gas utility infrastructure to support overall system reliability, grid modernization, renewable energy target requirements, environmental compliance, and other improvements. For additional information about our long-term debt outstanding, including maturities due within one year, and the applicable interest rates, see Note 5 – Long-term Debt and Equity Financings under Part II, Item 8 of the Form 10-K and Note 4 – Long-term Debt and Equity Financings under Part I, Item 1, of this report. As part of its funding plan for capital expenditures, Ameren is using newly issued shares of common stock, rather than market-purchased shares, to satisfy requirements under the DRPlus and employee benefit plans and expects to continue to do so through at least 2026. Ameren expects these issuances to provide equity of about $100 million annually. In addition, in 2021, Ameren established an ATM program under which Ameren may offer and sell from time to time up to $750 million of its common stock, which includes the ability to enter into forward sales agreements, subject to market conditions and other factors. There were no shares issued under the ATM program for the three months ended March 31, 2022. Ameren has entered into multiple forward sale agreements under the ATM program with various counterparties relating to 3.4 million shares of common stock. Ameren expects to settle the forward sale agreements by December 31, 2022. Ameren plans to issue approximately $300 million of equity each year from 2022 to 2026 in addition to issuances under the DRPlus and employee benefit plans. Ameren expects its equity to total capitalization ratio to be approximately 45% through December 31, 2026, with the long-term intent to support solid investment-grade credit ratings. See Long-term Debt and Equity below and Note 4 – Long-term Debt and Equity Financings under Part I, Item 1, of this report for additional information on the ATM program, including the forward sale agreements under the ATM program relating to common stock.
The use of cash provided by operating activities and short-term borrowings to fund capital expenditures and other long-term investments at the Ameren Companies frequently results in a working capital deficit, defined as current liabilities exceeding current assets, as was the case at March 31, 2022, for Ameren, Ameren Missouri, and Ameren Illinois. With the credit capacity available under the Credit Agreements, and cash and cash equivalents, Ameren (parent), Ameren Missouri, and Ameren Illinois, collectively, had net available liquidity of $1.2 billion at March 31, 2022. See Credit Facility Borrowings and Liquidity for additional information.
The following table presents net cash provided by (used in) operating, investing, and financing activities for the three months ended March 31, 2022 and 2021:

	Net Cash Provided By (Used In) Operating Activities			Net Cash Used In Investing Activities			Net Cash Provided By Financing Activities
	2022	2021	Variance	2022	2021	Variance	2022	2021	Variance
Ameren	$388	$(35)	$423	$(780)	$(889)	$109	$391	$795	$(404)
Ameren Missouri	56	(51)	107	(417)	(398)	(19)	362	316	46
Ameren Illinois	342	13	329	(342)	(337)	(5)	4	326	(322)
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

Ameren
Ameren’s cash provided by operating activities increased $423 million in the first three months of 2022, compared with the year-ago period. The following items contributed to the increase:
•A $471 million increase resulting from increased customer collections and decreased expenditures under the PGA and FAC, primarily as a result of the significant increase from customer demand and prices for natural gas and electricity experienced in mid-February 2021 due to extremely cold weather and a net increase attributable to other regulatory recover mechanisms. See Outlook below for additional information about the extension of the collection period for the PGA related to the extremely cold weather in mid-February 2021.
•A $41 million decrease in the cost of natural gas held in storage, primarily at Ameren Illinois, because of higher prices as a result of extremely cold winter weather in mid-February 2021.
•A $15 million decrease in major storm restoration costs at Ameren Illinois, primarily due to a January 2021 storm.
The following items partially offset the increase in Ameren’s cash from operating activities between periods:
•A $25 million increase in net collateral posted with counterparties, primarily due to changes in the market prices of power, natural gas, and other fuels.
•A $15 million increase in interest payments, primarily due to an increase in the average outstanding debt.
•A $14 million decrease resulting from an increase in coal inventory levels at Ameren Missouri, as less coal was purchased in 2021 due to service-related delivery disruptions.
•A $12 million increase in property tax payments at Ameren Missouri, primarily due to higher assessed property tax values.
•A $10 million increase in payments for certain cloud computing arrangements.
Ameren Missouri
Ameren Missouri’s cash provided by operating activities increased $107 million in the first three months of 2022, compared with the year-ago period, primarily as a result of a $181 million increase from higher customer collections and decreased expenditures under the FAC and PGA due to the significant increase from customer demand and prices for natural gas and electricity experienced in mid-February 2021 due to extremely cold weather, and a net increase attributable to other regulatory recovery mechanisms. See Outlook below for additional information about the extension of the collection period for the PGA related to the extremely cold weather in mid-February 2021.
The following items partially offset the increase in Ameren Missouri’s cash from operating activities between periods:
•A $33 million increase in net collateral posted with counterparties, primarily due to changes in the market prices of power, natural gas, and other fuels.
•A $14 million decrease resulting from an increase in coal inventory levels, as less coal was purchased in 2021 due to service-related delivery disruptions.
•A $12 million increase in property tax payments, primarily due to higher assessed property tax values.
•A $9 million increase in interest payments, primarily due to an increase in the average outstanding debt.
•A $7 million increase in payments for certain cloud computing arrangements.
Ameren Illinois
Ameren Illinois’ cash provided by operating activities increased $329 million in the first three months of 2022, compared with the year-ago period. The following items contributed to the increase:
•A $289 million increase resulting from increased customer collections and decreased expenditures under the PGA, primarily as a result of the significant increase from customer demand and prices for natural gas and electricity experienced in mid-February due to extremely cold weather and a net increase attributable to other regulatory recover mechanisms. See Outlook below for additional information about the extension of the collection period for the PGA related to the extremely cold weather in mid-February 2021.
•A $39 million decrease in the cost of natural gas held in storage because of higher prices as a result of extremely cold winter weather in mid-February 2021.
•A $15 million decrease in major storm restoration costs, primarily due to a January 2021 storm.
•An $8 million increase in net collateral received from counterparties, primarily due to changes in the market prices of natural gas.
The increase in Ameren Illinois’ cash from operating activities between periods was partially offset by an $8 million increase in payments for certain cloud computing arrangements.

Cash Flows from Investing Activities
Ameren’s cash used in investing activities decreased $109 million during the first three months of 2022, compared with the year-ago period, primarily as a result of a $113 million decrease in capital expenditures, largely resulting from a reduction in expenditures related to wind generation assets at Ameren Missouri, and $17 million in insurance proceeds for the Callaway Energy Center’s generator. The decrease in Ameren’s cash used in investing activities was partially offset by a $15 million increase due to the timing of nuclear fuel expenditures at Ameren Missouri.
Ameren Missouri’s cash used in investing activities increased $19 million during the first three months of 2022, compared with the year-ago period, primarily as a result of a $139 million return of net money pool advances in the year-ago period, and a $15 million increase due to the timing of nuclear fuel expenditures. This increase was partially offset by a $120 million decrease in capital expenditures, primarily resulting from a reduction in expenditures related to wind generation assets, and $17 million in insurance proceeds for the Callaway Energy Center’s generator.
Ameren Illinois’ cash used in investing activities increased $5 million during the first three months of 2022, compared with the year-ago period, as a result of a $5 million increase in capital expenditures.
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
Ameren’s cash provided by consolidated financing activities decreased $404 million during the first three months of 2022, compared with the year-ago period. During the first three months of 2022, Ameren utilized proceeds from net commercial paper issuances of $555 million along with cash provided by operating activities to fund, in part, investing activities. In addition, Ameren received aggregate cash proceeds of $5 million from the issuance of common stock under the DRPlus and the 401(k) plan. In comparison, during the first three months of 2021, Ameren utilized proceeds from the issuance of $450 million of long-term debt for general corporate purposes, including to repay then-outstanding short-term debt, and to fund, in part, investing activities. Ameren also utilized proceeds from net commercial paper issuances of $399 million and cash on hand to fund operating activities, including increased purchases in natural gas for resale and purchased power costs as a result of the significant increase in customer demand and prices for natural gas and electricity experienced in mid-February 2021 due to extremely cold weather, and to fund, in part, investing activities. In addition, Ameren received aggregate cash proceeds of $125 million from the settlement of the remaining portion of the forward sale agreement of common stock and the issuance of common stock under the DRPlus and the 401(k) plan. During the first three months of 2022, Ameren paid common stock dividends of $152 million, compared with $140 million in the year-ago period, as a result of an increase in both the dividend rate and the number of common shares outstanding.
Ameren Missouri’s cash provided by financing activities increased $46 million during the first three months of 2022, compared with the year-ago period. During the first three months of 2022, Ameren Missouri utilized proceeds from net commercial paper issuances of $363 million and cash provided by operating activities to fund, in part, investing activities. In comparison, during the first three months of 2021, Ameren Missouri utilized proceeds from net commercial paper issuances of $204 million and cash on hand to fund operating activities, including increased purchases in natural gas for resale and purchased power costs as a result of the significant increase in customer demand and prices for natural gas and electricity experienced mid-February 2021 due to extremely cold weather, and to fund, in part, investing activities. In addition, Ameren Missouri received a $113 million capital contribution from Ameren (parent) during the first three months of 2021.
Ameren Illinois’ cash provided by financing activities decreased $322 million during the first three months of 2022, compared with the year-ago period. During the first three months of 2021, Ameren Illinois utilized proceeds from net commercial paper issuances of $323 million to fund operating activities, including increased purchases in natural gas for resale and purchased power costs as a result of the significant increase in customer demand and prices for natural gas and electricity experienced in mid-February 2021 due to extremely cold weather, and to fund, in part, investing activities. Ameren Illinois also received a $40 million capital contribution from Ameren (parent) during the first three months of 2021. In addition, Ameren repaid $19 million of money pool borrowings and redeemed $13 million of preferred stock during the first three months of 2021.
See Long-term Debt and Equity in this section for additional information on maturities and issuances of long-term debt, issuances of common stock, and redemptions of preferred stock.

Credit Facility Borrowings and Liquidity
The following table presents Ameren’s consolidated liquidity as of March 31, 2022:

Available at March 31, 2022
Ameren (parent) and Ameren Missouri:
Missouri Credit Agreement – borrowing capacity	$1,200
Less: Ameren (parent) commercial paper outstanding	300
Less: Ameren Missouri commercial paper outstanding	528
Less: Ameren Missouri letters of credit	2
Missouri Credit Agreement – subtotal	370
Ameren (parent) and Ameren Illinois:
Illinois Credit Agreement – borrowing capacity	1,100
Less: Ameren (parent) commercial paper outstanding	166
Less: Ameren Illinois commercial paper outstanding	107
Illinois Credit Agreement – subtotal	827
Subtotal	$1,197
Add: Cash and cash equivalents	7
Net Available Liquidity(a)	$1,204
(a)Does not include Ameren’s forward equity sale agreements. See Note 4 – Long-term Debt and Equity Financings under Part I, Item 1, of this report for additional information.
The Credit Agreements, among other things, provide $2.3 billion of credit until maturity in December 2025. See Note 3 – Short-term Debt and Liquidity under Part I, Item 1, of this report for additional information on the Credit Agreements. During the three months ended March 31, 2022, Ameren (parent), Ameren Missouri, and Ameren Illinois each issued commercial paper. Borrowings under the Credit Agreements and commercial paper issuances are based upon available interest rates at that time of the borrowing or issuance.
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
The issuance of short-term debt securities by Ameren’s utility subsidiaries is subject to FERC approval under the Federal Power Act. In March 2022, the FERC issued an order authorizing Ameren Missouri to issue up to $1 billion of short-term debt securities through March 2024. In 2020, the FERC issued an order authorizing Ameren Illinois to issue up to $1 billion of short-term debt securities through September 2022. In 2021, the FERC issued an order authorizing ATXI to issue up to $300 million of short-term debt securities, which expires in July 2023.
The Ameren Companies continually evaluate the adequacy and appropriateness of their liquidity arrangements for changing business conditions. When business conditions warrant, changes may be made to existing credit agreements or to other borrowing arrangements, or other arrangements may be made.

Long-term Debt and Equity
The following table presents Ameren’s issuances (net of any issuance premiums or discounts) of long-term debt and equity, redemptions of preferred stock for the three months ended March 31, 2022 and 2021:

	Month Issued, Redeemed, or Matured	2022		2021
Issuances of Long-term Debt
Ameren:
1.75% Senior unsecured notes due 2028	March	$—		$450
Total Ameren long-term debt issuances		$—		$450
Issuances of Common Stock
Ameren:
DRPlus and 401(k) (a)	Various	$5	(b)	$12
August 2019 forward sale agreement (c)	February	—		113
Total Ameren common stock issuances (d)		$5		$125
Redemptions of Preferred Stock
Ameren Illinois:
6.625% Series	March	$—		$12
7.75% Series	March	—		1
Total Ameren Illinois preferred stock redemptions		$—		$13
(a)Ameren issued a total of 0.1 million and 0.1 million shares of common stock under its DRPlus and 401(k) plan in the three months ended March 31, 2022 and 2021, respectively.
(b)Excludes an $8 million receivable at March 31, 2022.
(c)Ameren issued 1.6 million shares of common stock to settle the remainder of the August 2019 forward sale agreement.
(d)Excludes 0.4 million and 0.5 million shares of common stock valued at $31 million and $33 million issued for no cash consideration in connection with stock-based compensation for the three months ended March 31, 2022 and 2021, respectively.
See Note 4 – Long-term Debt and Equity Financings under Part I, Item 1, of this report for additional information, including proceeds from issuances of long-term debt, including Ameren Missouri’s April 2022 issuance of first mortgage bonds, the use of those proceeds, Ameren’s forward equity sale agreements, and the ATM program.
Indebtedness Provisions and Other Covenants
At March 31, 2022, the Ameren Companies were in compliance with the provisions and covenants contained in their credit agreements, indentures, and articles of incorporation, as applicable, and ATXI was in compliance with the provisions and covenants contained in its note purchase agreements. See Note 3 – Short-term Debt and Liquidity under Part I, Item 1, of this report and Note 4 – Short-term Debt and Liquidity and Note 5 – Long-term Debt and Equity Financings under Part II, Item 8, of the Form 10-K for a discussion of provisions, applicable cross-default provisions, and covenants contained in our credit agreements, in ATXI’s note purchase agreements, and in certain of the Ameren Companies’ indentures and articles of incorporation.
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
See Note 4 – Short-term Debt and Liquidity and Note 5 – Long-term Debt and Equity Financings under Part II, Item 8, of the Form 10-K for additional discussion of covenants and provisions contained in certain of the Ameren Companies’ financial agreements and articles of incorporation that would restrict the Ameren Companies’ payment of dividends in certain circumstances. At March 31, 2022, none of these circumstances existed at Ameren, Ameren Missouri, or Ameren Illinois and, as a result, these companies were not restricted from paying dividends.
The following table presents common stock dividends declared and paid by Ameren Corporation to its common shareholders and by Ameren subsidiaries to their parent, Ameren Corporation, for the three months ended March 31, 2022 and 2021:

	Three Months
	2022	2021
Ameren	$152	$140
ATXI	—	25
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
Collateral Postings
Any weakening of our credit ratings may reduce access to capital and trigger additional collateral postings and prepayments. Such changes may also increase the cost of borrowing, resulting in an adverse effect on earnings. Cash collateral postings and prepayments made with external parties, including postings related to exchange-traded contracts, were $110 million for Ameren and Ameren Missouri and cash collateral posted by external parties were $35 million, $4 million, and $31 million for Ameren, Ameren Missouri, and Ameren Illinois, respectively, at March 31, 2022. A sub-investment-grade issuer or senior unsecured debt rating (below “Baa3” from Moody’s or below “BBB-” from S&P) at March 31, 2022, could have resulted in Ameren, Ameren Missouri, or Ameren Illinois being required to post additional collateral or other assurances for certain trade obligations amounting to $98 million, $68 million, and $30 million, respectively.
Changes in commodity prices could trigger additional collateral postings and prepayments. Based on credit ratings at March 31, 2022, if market prices were 15% higher or lower than March 31, 2022 levels in the next 12 months and 20% higher or lower thereafter through the end of the term of the commodity contracts, then Ameren and Ameren Missouri could be required to post an immaterial amount, compared to each company’s liquidity, of collateral or provide other assurances for certain trade obligations.
OUTLOOK
Below are some key trends, events, and uncertainties that may reasonably affect our results of operations, financial condition, or liquidity, as well as our ability to achieve strategic and financial objectives, for 2022 and beyond. The continued effect of the COVID-19 pandemic on our results of operations, financial position, and liquidity in subsequent periods will depend on its severity and longevity, future regulatory or legislative actions with respect thereto, and the resulting impact on business, economic, and capital market conditions. Although restrictions on social activities and nonessential businesses implemented in our service territories in 2020 have been relaxed, additional restrictions may be imposed in the future. We continue to monitor the impacts the COVID-19 pandemic is having on our businesses, including but not limited to impacts on our liquidity; demand for residential, commercial, and industrial electric and natural gas services; supply chain operations; the availability of our employees and contractors; counterparty credit; capital construction; infrastructure operations and maintenance; and pension valuations. For additional information regarding recent rate orders, lawsuits, and pending requests filed with state and federal regulatory commissions, including those discussed below, see Note 2 – Rate and Regulatory Matters under Part I, Item 1, of this report and Note 2 – Rate and Regulatory Matters under Part II, Item 8, of the Form 10-K.
Operations
•In the first three months of 2022, our sales volumes, which have been, and continue to be, affected by the COVID-19 pandemic, among other things, were comparable to the same period in 2021, excluding the estimated effects of weather and customer energy-efficiency programs. While total sales volume levels were also comparable to pre-pandemic levels, there has been a shift in sales volumes by customer class, which began in 2020, with an increase in residential sales, and a decrease in commercial and industrial sales. Because of their regulatory frameworks, Ameren Illinois’ and ATXI’s revenues are largely decoupled from changes in sales volumes.
•The PISA permits Ameren Missouri to defer and recover 85% of the depreciation expense and earn a return at the applicable WACC on investments in certain property, plant, and equipment placed in service, and not included in base rates. The regulatory asset for accumulated PISA deferrals also earns a return at the applicable WACC, with all approved PISA deferrals added to rate base prospectively and recovered over a period of 20 years following a regulatory rate review. Additionally, under the RESRAM, Ameren Missouri is permitted to recover the 15% of depreciation expense not recovered under the PISA, and earn a return at the applicable WACC for investments in renewable generation plant placed in service to comply with Missouri’s renewable energy standard. Accumulated RESRAM deferrals earn carrying costs at short-term interest rates. The PISA and the RESRAM mitigate the effects of regulatory lag between regulatory rate reviews. Those investments not eligible for recovery under the PISA and the remaining 15% of certain property, plant, and equipment placed in service, unless eligible for recovery under the RESRAM, remain subject to regulatory lag. Ameren Missouri defers its cost of debt relating to PISA eligible investments as an offset to interest charges with the difference between the applicable WACC and its cost of debt recognized in revenues when recovery of such deferrals is reflected in customer rates. As a result of the PISA election, additional provisions of the law apply to Ameren Missouri, including limitations on electric customer rate increases. Ameren Missouri does not expect to exceed these rate increase limitations in 2022. Both the rate increase limitation and the PISA are effective through December 2023, unless Ameren Missouri requests and the MoPSC approves an extension through December 2028. In May 2022, Senate Bill 745 passed the Missouri General Assembly and was sent to the governor for approval. If enacted, among other things, the bill would extend the PISA election through December 2028 and allow for an additional five-year extension through December 2033 if requested by Ameren Missouri and approved by the MoPSC. In addition, a 2.5% limit on customer rate increases resulting from PISA deferrals would become effective beginning in 2024. For information on the rate increase limitation effective through 2023, see Note 2 – Rate and Regulatory Matters under Part II, Item 8, of the Form 10-K.
•In 2018, the MoPSC issued an order approving Ameren Missouri’s MEEIA 2019 plan. The plan includes a portfolio of customer energy-efficiency programs through December 2023 and low-income customer energy-efficiency programs through December 2024, along with a rider. Ameren Missouri intends to invest approximately $360 million over the life of the plan, including $70 million in 2022 and $75 million in 2023. The plan includes the continued use of the MEEIA rider, which allows Ameren Missouri to collect from, or refund to, customers any difference in actual MEEIA program costs and related lost electric margins and the amounts collected from customers. In addition, the plan includes a performance incentive that provides Ameren Missouri an opportunity to earn additional revenues by achieving certain customer energy-efficiency goals. If the target goals were achieved for 2021 and are achieved for 2022, additional revenues of $24 million would be recognized in 2022, and, if target goals are achieved for 2023, additional revenues of $13 million would be recognized in 2023.
•In December 2021, the MoPSC issued an order in Ameren Missouri’s 2021 electric service regulatory rate review, resulting in an increase of $220 million to Ameren Missouri’s annual revenue requirement for electric retail service. As a result of this order, Ameren Missouri expects a year-over-year increase to 2022 earnings, compared to 2021, primarily in the third quarter of 2022 due to seasonal electric customer rates and higher demand during the summer. Ameren Missouri expects earnings to increase approximately $23 million in the third quarter of 2022, compared to the same period in 2021.
•Ameren Illinois and ATXI use a forward-looking rate calculation with an annual revenue requirement reconciliation for each company’s electric transmission business. Based on expected rate base and the currently allowed 10.52% ROE, which includes a 50 basis point incentive adder for participation in an RTO, the revenue requirements included in 2022 rates for Ameren Illinois’ and ATXI’s electric transmission businesses are $422 million and $195 million, respectively. These revenue requirements represent an increase in Ameren Illinois’ revenue requirement of $42 million and a decrease in ATXI’s revenue requirements of $5 million from the revenue requirements reflected in 2021 rates, primarily due to higher expected rate base at Ameren Illinois and a lower expected rate base at ATXI. These rates will affect Ameren Illinois’ and ATXI’s cash receipts during 2022, but will not determine their respective electric transmission service operating revenues, which will instead be based on 2022 actual recoverable costs, rate base, and a return on rate base at the applicable WACC as calculated under the FERC formula ratemaking framework.
•The allowed base ROE for FERC-regulated transmission rates previously charged under the MISO tariff is the subject of an appeal filed with the United States Court of Appeals for the District of Columbia Circuit. Depending on the outcome of the appeal, the transmission rates charged during previous periods and the currently effective rates may be subject to change. Additionally, in March 2019, the FERC issued a Notice of Inquiry regarding its transmission incentives policy. In March 2020, the FERC issued a Notice of Proposed Rulemaking on its transmission incentives policy, which addressed many of the issues in the Notice of Inquiry on transmission incentives. The Notice of Proposed Rulemaking included an increased incentive in the allowed base ROE for participation in an RTO to 100 basis points from the current 50 basis points and revised the parameters for awarding incentives, while limiting the overall incentives to a cap of 250 basis points, among other things. In April 2021, the FERC issued a Supplemental Notice of Proposed Rulemaking, which proposes to modify the Notice of Proposed Rulemaking’s incentive for participation in an RTO by limiting this incentive for utilities that join an RTO to 50 basis points and only allowing them to earn the incentive for three years, among other things. If this proposal is included in a final rule, Ameren Illinois and ATXI would no longer be eligible for the 50 basis point RTO incentive adder, prospectively. The FERC is under no deadline to issue a final rule on this matter. Ameren is unable to predict the ultimate impact of any changes to the FERC’s incentives policy, or any further order on base ROE. A 50 basis point change in the FERC-allowed base ROE would affect Ameren’s and Ameren Illinois’ annual net income by an estimated $12 million and $8 million, respectively, based on each company’s 2022 projected rate base.
•Ameren Illinois’ electric distribution service performance-based formula ratemaking framework under the IEIMA allows Ameren Illinois to reconcile electric distribution service rates to its actual revenue requirement on an annual basis to reflect actual recoverable costs incurred and a return at the applicable WACC on year-end rate base. If a given year’s revenue requirement varies from the amount collected from customers, an adjustment is made to electric operating revenues with an offset to a regulatory asset or liability to reflect that year’s actual revenue requirement, independent of actual sales volumes. The regulatory balance is then collected from, or refunded to, customers within two years from the end of the year. Pursuant to an order issued by the ICC in March 2021, Ameren Illinois expects to use the current IEIMA formula framework to establish annual customer rates effective through 2023, and reconcile the related revenue requirement for customer rates established for 2022 and 2023. As such, Ameren Illinois’ 2022 and 2023 revenues would reflect each year’s actual recoverable costs, year-end rate base, and a return at the applicable WACC, with the ROE component based on the annual average of the monthly yields of the 30-year United States Treasury bonds plus 580 basis points. For more information on the March 2021 ICC order, see Note 2 – Rate and Regulatory Matters under Part II, Item 8, of the Form 10-K. By law, the decoupling provisions extend beyond the end of existing performance-based formula ratemaking, which ensures that Ameren Illinois’ electric distribution revenues authorized in a regulatory rate review are not affected by changes in sales volumes.
•Pursuant to the IETL, which was enacted in September 2021, Ameren Illinois may file an MYRP with the ICC to establish base rates for electric distribution service to be charged to customers for each calendar year of a four-year period. An MYRP would allow Ameren Illinois to reconcile electric distribution service rates to its actual revenue requirement on an annual basis, subject to a reconciliation cap and adjustments to the ICC-determined ROE for performance incentives and penalties. Ameren Illinois’ existing riders will remain effective whether it elects to file an MYRP or a traditional regulatory rate review. Additionally, electric distribution service revenues would continue to be decoupled from sales volumes under either election. Subject to a constructive outcome regarding the ICC’s determination of performance metrics, Ameren Illinois anticipates filing an MYRP by mid-January 2023, with rates effective beginning in 2024. If Ameren Illinois does not file an MYRP for rates effective beginning in 2024, its next opportunity to file an MYRP would be for rates effective beginning in 2028. For additional information regarding ratemaking under an MYRP, including details of the reconciliation cap, see Note 2 – Rate and Regulatory Matters under Part II, Item 8, of the Form 10-K.
•In 2021, the ICC issued an order in Ameren Illinois’ annual update filing that approved a $58 million increase in Ameren Illinois’ electric distribution service rates beginning in January 2022. Ameren Illinois’ 2022 electric distribution service revenues will be based on its 2022 actual recoverable costs, 2022 year-end rate base, and a return at the applicable WACC, with the ROE component based on the annual average of the monthly yields of the 30-year United States Treasury bonds plus 580 basis points. As of March 31, 2022, Ameren Illinois expects its 2022 electric distribution year-end rate base to be $3.9 billion. The 2022 revenue requirement reconciliation adjustment will be collected from, or refunded to, customers in 2024. A 50 basis point change in the annual average of the monthly yields of the 30-year United States Treasury bonds would result in an estimated $11 million change in Ameren’s and Ameren Illinois’ annual net income, based on Ameren Illinois’ 2022 projected year-end rate base, including electric energy-efficiency investments. Ameren Illinois’ allowed ROE for the first three months of 2022 was based on an estimated annual average of the monthly yields of the 30-year United States Treasury bonds of 2.66%.
•In April 2022, Ameren Illinois filed its annual electric distribution service performance-based formula rate update with the ICC to be used for 2023 rates, requesting an increase of $83 million. An ICC decision in this proceeding is required by December 2022, with new rates effective in January 2023. These rates will affect Ameren Illinois' cash receipts during 2023, but will not affect electric distribution service revenues, which will be based on 2023 actual recoverable costs, 2023 year-end rate base, and a return at the applicable WACC as calculated under the Illinois performance-based formula ratemaking framework.
•Pursuant to Illinois law, Ameren Illinois’ electric energy-efficiency investments are deferred as a regulatory asset and earn a return at the applicable WACC, with the ROE component based on the annual average of the monthly yields of the 30-year United States Treasury bonds plus 580 basis points. The allowed ROE on electric energy-efficiency investments can be increased or decreased by up to 200 basis points, depending on the achievement of annual energy savings goals. While the ICC has approved a plan for Ameren Illinois to invest approximately $100 million per year in electric energy-efficiency programs through 2025, the ICC has the ability to reduce the amount of electric energy-efficiency savings goals in future plan program years if there are insufficient cost-effective programs available, which could reduce the investments in electric energy-efficiency programs. The electric energy-efficiency program investments and the return on those investments are collected from customers through a rider and are not recovered through the electric distribution service performance-based formula ratemaking framework. In April 2022, Ameren Illinois filed a revised energy-efficiency plan with the ICC to invest approximately $120 million per year in electric energy-efficiency programs through 2025, which reflects the increased level of annual investments allowed under the IETL. The ICC is under no deadline to issue an order in this proceeding.
•Ameren Missouri's scheduled refueling and maintenance outage at its Callaway Energy Center began in April 2022. Ameren Missouri expects to incur approximately $50 million in maintenance expenses related to the outage. During a scheduled refueling, which occurs every 18 months, maintenance expenses are deferred as a regulatory asset and amortized until the completion of the next refueling and maintenance outage. During an outage, depending on the availability of its other generation sources and the market prices for power, Ameren Missouri’s purchased power costs may increase and the amount of excess power available for sale may decrease versus non-outage years. Changes in purchased power costs and excess power available for sale are included in the FAC, which results in limited impacts to earnings. In addition, Ameren Missouri may incur increased non-nuclear energy center maintenance costs in non-outage years. Ameren Missouri’s next refueling and maintenance outage at its Callaway energy center is scheduled for the fall of 2023.
•In December 2021, Ameren Missouri filed a motion with the United States District Court for the Eastern District of Missouri to modify a September 2019 remedy order issued by the district court to allow the retirement of the Rush Island Energy Center in advance of its previously expected useful life in lieu of installing a flue gas desulfurization system. The district court is under no deadline to issue a ruling revising the remedy order. In January 2022, the MISO completed a preliminary informational assessment regarding potential impacts of the retirement to the regional electric power system, which indicated transmission upgrades and voltage support would be needed in advance of the retirement of the Rush Island Energy Center to address reliability concerns. In February 2022, Ameren Missouri formally notified the MISO of its intent to retire the Rush Island Energy Center and requested the MISO to perform a final reliability assessment, which is expected to be completed in May 2022. The MISO must also separately approve the specific upgrades and transmission support required to address reliability concerns noted in the final assessment. Additionally, the MISO will determine whether reliability concerns require the Rush Island Energy Center to be classified as a system support resource, which should continue operating until the completion of to-be-specified transmission upgrades. If the Rush Island Energy Center were identified as a system support resource, an agreement detailing the manner of and time for continued operation would be filed with the FERC for approval. The district court has the authority to determine the retirement date and operating parameters for the Rush Island Energy Center and is not bound by the MISO determination or FERC’s approval. For additional information on the NSR and Clean Air Act litigation, see Note 9 – Commitments and Contingencies under Part I, Item 1, of this report. Ameren Missouri expects to file an update to the 2020 IRP with the MoPSC in June 2022 to reflect the planned acceleration of the retirement of the Rush Island Energy Center from 2039, the retirement year for the facility as reflected in the 2020 IRP. In February 2022, the MoPSC issued an order directing the MoPSC staff to review Ameren Missouri’s planned accelerated retirement of the Rush Island Energy Center, including potential impacts on the reliability and cost of Ameren Missouri’s service to its customers, Ameren Missouri’s plans to mitigate the customer impacts of the accelerated retirement, and the prudence of Ameren Missouri’s actions and decisions with regard to the Rush Island Energy Center, among other things. In April 2022, the MoPSC staff filed an initial report with the MoPSC in which the staff concluded early retirement of the Rush Island Energy Center may cause reliability concerns. The MoPSC staff is under no deadline to complete this review. As of December 31, 2021, and March 31, 2022, Ameren and Ameren Missouri classified the remaining net book value of the Rush Island Energy Center as plant to be abandoned, net, within “Property, Plant, and Equipment, Net” on Ameren’s and Ameren Missouri’s balance sheets. As part of the assessment of any potential future abandonment loss, consideration will be given to rate and securitization orders issued by the MoPSC to Ameren Missouri and to orders issued to other Missouri utilities with similar facts.
•In January 2022, Ameren Missouri received notice of a proposed determination by the EPA that it has rejected Ameren Missouri’s requests to extend the timeline for operating certain impoundments located at the Sioux and Meramec energy centers. Pursuant to the terms of the proposed determination, compliance with the CCR Rule’s requirements for closure of the impoundments would be required 135 days after the EPA issues a final determination, which Ameren Missouri expects to be issued in the spring of 2022. If Ameren Missouri was no longer able to use the surface impoundments at the Sioux or Meramec energy centers, Ameren Missouri would not be able to operate the energy centers unless an alternative for handling the CCR material was available. Ameren Missouri will retire the Meramec Energy Center in 2022, and construction is underway to complete a CCR Rule-compliant impoundment at the Sioux Energy Center to allow for continued operations. Additionally, Ameren Missouri is seeking a reliability determination from the MISO, which, if granted and accepted by the EPA, would extend the deadline to comply with the requirement to close the surface impoundments and allow the energy centers to operate. Ameren expects the MISO determination to be completed in June 2022. Ameren Missouri does not expect that this matter will have a material adverse effect on its results of operations, financial position, or liquidity.
•The IETL established emission standards that became effective in September 2021. Ameren Missouri's natural gas-fired energy centers in Illinois are subject to limits on emissions, including CO2 and NOx, equal to their unit-specific average emissions from 2018 through 2020, for any rolling twelve-month period beginning October 1, 2021, through 2029. Further reductions to emissions limits will become effective between 2030 and 2040, which could limit the operations of Ameren Missouri's five natural gas-fired energy centers located in the state of Illinois, and will result in the closure of the Venice Energy Center by 2030. These energy centers are utilized to support peak loads. Subject to conditions in the IETL, these energy centers may be allowed to exceed the emissions limits in order to maintain reliability of electric utility service as necessary. Ameren Missouri is reviewing the emission standards and the effect they may have on its generation strategy, including any increases in capital expenditures or operating costs, and changes to the useful life of the Venice Energy Center. Ameren Missouri expects to file an update to the 2020 IRP with the MoPSC in June 2022 to reflect, among other things, the impact of these new emissions standards.
•In April 2022, the MISO released the results of its 2022 capacity auction, which projected a capacity shortage in the central region of the MISO footprint, which includes Ameren Missouri’s and Ameren Illinois’ service territories. The projected shortage resulted in higher capacity prices for June 2022 through May 2023, and the MISO indicated that the shortage may lead to temporary, controlled interruptions of service to maintain system reliability.
•We are observing inflationary pressures on the prices of commodities, labor, services, materials, and supplies. Ameren Missouri and Ameren Illinois are generally allowed to pass on to customers prudently incurred costs for fuel, purchased power, and natural gas supply. Additionally, for certain non-commodity cost changes, the use of trackers, riders, and formula ratemaking, as applicable, mitigates our exposure. The inflationary pressures could impact our ability to control costs and/or make substantial investments in our businesses, including our ability to recover costs and investments, and to earn our allowed ROEs within frameworks established by our regulators, while maintaining rates that are affordable to our customers. Based on estimated power prices and customer demand, the capacity price set by the April 2022 MISO auction, and the amounts of energy and capacity hedged through IPA procurement events, Ameren Illinois estimates an increase to purchased power costs for calendar year 2022, compared to 2021, of approximately $400 million. The actual increase to purchased power costs will vary due to differences between estimated and realized power prices as well as customer demand, which will be affected by changes in customers' elections to use Ameren Illinois or an alternative retail electric supplier for their energy needs. Because of the power procurement riders, the difference between actual purchased power costs and costs billed to customers in a given period is deferred as a regulatory asset or liability. The deferred amount is either billed or refunded to customers in a subsequent period. These pass-through costs do not affect Ameren Illinois' net income, as any change in costs are offset by a corresponding change in revenues.
•Ameren Missouri and Ameren Illinois continue to make infrastructure investments and expect to seek increases to electric and natural gas rates to recover the cost of investments and earn an adequate return. Ameren Missouri and Ameren Illinois will also seek new, or to maintain existing, legislative solutions to address regulatory lag and to support investment in their utility infrastructure for the benefit of their customers. Ameren Missouri and Ameren Illinois continue to face cost recovery pressures, including limited economic growth in their service territories, increasing inflation, economic impacts of the COVID-19 pandemic, customer conservation efforts, the impacts of additional customer energy-efficiency programs, and increased customer use of increasingly cost-effective technological advances, including private generation and energy storage. However, over the long-term, we expect the decreased demand to be partially offset by increased demand resulting from increased electrification of the economy for efficiencies and as a means to address economy-wide CO2 emission concerns. We expect that increased investments, including expected future investments for environmental compliance, system reliability improvements, and new generation sources, will result in rate base and revenue growth but also higher depreciation and financing costs.
Liquidity and Capital Resources
•While our customers’ payment for our services had previously been adversely affected by the COVID-19 pandemic, payment activity has returned to levels more comparable to pre-pandemic levels. However, our liquidity and our capital expenditure plans could be adversely affected by other impacts resulting from the COVID-19 pandemic, including but not limited to potential impacts on our ability to access the capital markets on reasonable terms when needed and the timing of tax payments and the utilization of tax credits. We expect to make significant capital expenditures to improve our electric and natural gas utility infrastructure, however, disruptions to the capital markets and the ability of our suppliers and contractors to perform as required under their contracts could impact the execution of our capital investment strategy. For further discussion on the impacts to our ability to access the capital markets, see below.
•In February 2022, Ameren Missouri filed an update to its Smart Energy Plan with the MoPSC, which includes a five-year capital investment overview with a detailed one-year plan for 2022. The plan is designed to upgrade Ameren Missouri’s electric infrastructure and includes investments that will upgrade the grid and accommodate more renewable energy. Investments under the plan are expected to total approximately $8.4 billion over the five-year period from 2022 through 2026, with expenditures largely recoverable under the PISA and the RESRAM. The planned investments in 2024 through 2026 are based on the assumption that Ameren Missouri requests and receives MoPSC approval of an extension of the PISA from December 2023 to December 2028. For additional information on Senate Bill 745, and its impact on the PISA, see above.
•In connection with Ameren Missouri’s 2020 IRP, Ameren established a goal of achieving net-zero carbon emissions by 2050. Ameren is also targeting a 50% CO2 emission reduction by 2030 and an 85% reduction by 2040 from the 2005 level. Ameren’s CO2 emission reduction targets encompass direct emissions from Ameren Missouri’s and Ameren Illinois’ operations, with nearly all of those emitted by Ameren Missouri’s generation fleet. In 2021, the MoPSC issued an order affirming the plan’s compliance with Missouri law. The plan targets cleaner and more diverse sources of energy generation, including solar, wind, hydro, and nuclear power, and supports increased investment in new energy technologies. It also includes expanding renewable sources by adding 3,100 MWs of renewable generation by the end of 2030 and a total of 5,400 MWs of renewable generation by 2040. These amounts include 700 MWs related to the High Prairie Renewable and Atchison Renewable energy centers, which support Ameren Missouri’s compliance with the state of Missouri’s requirement of achieving 15% of native load sales from renewable energy sources that began in 2021. The plan also includes accelerating the retirement dates of the Sioux and Rush Island coal-fired energy centers to 2028 and 2039, respectively, the continued implementation of customer energy-efficiency programs, and the expectation that Ameren Missouri will seek NRC approval for an extension of the operating license for the Callaway Energy Center beyond its current 2044 expiration date. Additionally, the plan includes retiring the Meramec and Labadie coal-fired energy centers at the end of their useful lives (by 2022 and 2042, respectively). Ameren Missouri’s plan could be affected by, among other factors: Ameren Missouri’s ability to obtain certificates of convenience and necessity from the MoPSC, and any other required approvals for the addition of renewable resources, retirement of energy centers, and new or continued customer energy-efficiency programs; the ability to enter into build-transfer agreements for renewable generation and acquire that generation at a reasonable cost; the ability of developers to meet contractual commitments and timely complete projects, which is dependent upon the availability of necessary labor, materials, and equipment, including those that are affected by the disruptions in the global supply chain caused by the COVID-19 pandemic or government actions, among other things; changes in the scope and timing of projects; the availability of federal production and investment tax credits related to renewable energy and Ameren Missouri’s ability to use such credits; the cost of wind, solar, and other renewable generation and storage technologies; changes in environmental regulations, including those related to carbon emissions; energy prices and demand; and Ameren Missouri’s ability to obtain necessary rights-of-way, easements, and transmission interconnection agreements at an acceptable cost and in a timely fashion. In December 2021, the MoPSC issued an order in Ameren Missouri’s 2021 electric service regulatory rate review, which, among other things, approved a change in the depreciable lives of the Sioux and Rush Island energy centers’ assets consistent with Ameren Missouri’s 2020 IRP. Due to the NSR and Clean Air Act Litigation discussed in Note 9 – Commitments and Contingencies under Part I, Item 1, of this report, Ameren Missouri plans to retire the Rush Island Energy Center prior to the 2039 date discussed above. Ameren Missouri expects to file an update to the 2020 IRP with the MoPSC in June 2022 to reflect an accelerated retirement date for the Rush Island Energy Center and the impact of new emission standards pursuant to the IETL, as discussed in Note 9 – Commitments and Contingencies, among other things. The next integrated resource plan is expected to be filed in September 2023.
•Missouri law allows Missouri electric utility companies to petition the MoPSC for a financing order to authorize the issuance of securitized utility tariff bonds to finance the cost of retiring electric generation facilities before the end of their useful lives, including the repayment of existing debt. In connection with the planned accelerated retirement of the Rush Island Energy Center due to the NSR and Clean Air Act Litigation discussed above, Ameren Missouri expects to seek approval from the MoPSC to finance the costs associated with the retirement, including the remaining unrecovered net plant balance associated with the facility, through the issuance of securitized utility tariff bonds.
•In February 2022, Ameren Missouri, through a subsidiary, entered into a build-transfer agreement to acquire a 150-MW solar generation facility after construction. The facility is expected to be located in southeastern Illinois. The acquisition is subject to certain conditions, including the issuance of a certificate of convenience and necessity by the MoPSC, obtaining a MISO transmission interconnection agreement, and approval by the FERC. Ameren Missouri expects to file for a certificate of convenience and necessity with the MoPSC by mid-2022. Depending on the timing of regulatory approvals and the impact of potential sourcing issues discussed below, the project could be completed as early as 2024. Capital expenditures related to this facility are not included in Ameren’s and Ameren Missouri’s expected capital investments discussed below.
•Ameren Missouri's 2020 IRP targets cleaner and more diverse sources of energy generation, including solar generation. While rights to acquire the 150-MW solar facility discussed above were secured through a build-transfer agreement, supply chain disruptions, including solar panel shortages and increasing material costs as a result of government tariffs and other factors, could affect the costs as well as the timing of this project and other solar generation projects. The supply of solar panels to the United States has been significantly disrupted as a result of an investigation initiated by the Department of Commerce in late March 2022, which could result in punitive tariffs on solar panels imported from four Southeast Asian countries. The investigation is in response to complaints of Chinese solar manufacturers shifting solar cells to these countries to avoid tariffs required on imports from China. The Department of Commerce is required to issue a preliminary determination within 150 days of its initiation of an investigation, with final determination taking 300 days or more. Additionally, certain solar panels from China have been subject to detention by the United States Customs and Border Protection Agency as a result of the Uyghur Forced Labor Prevention Act that was passed in December 2021. Any tariffs or other outcomes resulting from the investigation by the Department of Commerce or actions by the United States Customs and Border Protection Agency could affect the cost and the availability of solar panels and the timing and amount of Ameren Missouri's estimated capital expenditures associated with solar generation investments.
•Through 2026, we expect to make significant capital expenditures to improve our electric and natural gas utility infrastructure, with a major portion directed to our transmission and distribution systems. We estimate that we will invest up to $18.0 billion (Ameren Missouri – up to $9.2 billion; Ameren Illinois – up to $8.6 billion; ATXI – up to $0.2 billion) of capital expenditures during the period from 2022 through 2026. These planned investments are based on the assumption of continued constructive regulatory frameworks, including an assumption that Ameren Missouri requests and receives MoPSC approval of an extension of the PISA from December 2023 to December 2028. Ameren’s and Ameren Missouri’s estimates exclude renewable generation investment opportunities of 1,200 MWs by 2026, which are included in Ameren Missouri’s 2020 IRP, and additional investment opportunities that may be approved by the MISO to address reliability concerns in connection with the planned accelerated retirement of the Rush Island Energy Center.
•In 2021, the MISO issued a report outlining a preliminary long-range transmission planning roadmap of projects through 2039, which considers the rapidly changing generation mix within MISO resulting from significant additions of renewable generation, actual and expected generation plant closures, and state mandates or goals for clean energy or carbon emissions reductions. In February 2022, the MISO updated a list of projects under consideration for the first phase of the roadmap, and is expected to approve certain projects for the first phase in late July 2022. Expenditures that result from the MISO long-range transmission planning roadmap may cause adjustments to our estimated 2022 through 2026 capital expenditures.
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
•The Ameren Companies have multiyear credit agreements that cumulatively provide $2.3 billion of credit through December 2025, subject to a 364-day repayment term for Ameren Missouri and Ameren Illinois, with the option to seek incremental commitments to increase the cumulative credit provided to $2.7 billion. See Note 3 – Short-term Debt and Liquidity under Part I, Item 1, of this report and Note 4 – Short-term Debt and Liquidity under Part II, Item 8, in the Form 10-K for additional information regarding the Credit Agreements. By the end of 2022, $55 million, $400 million, and $50 million of long-term debt obligations are due to mature at Ameren Missouri, Ameren Illinois, and ATXI, respectively. Ameren, Ameren Missouri, and Ameren Illinois believe that their liquidity is adequate given their expected operating cash flows, capital expenditures, and financing plans. To date, the Ameren Companies have been able to access the capital markets on reasonable terms when needed. However, there can be no assurance that significant changes in economic conditions, disruptions in the capital and credit markets, or other unforeseen events will not materially affect their ability to execute their expected operating, capital, or financing plans.
•Ameren expects its cash used for currently planned capital expenditures and dividends to exceed cash provided by operating activities over the next several years. As part of its funding plan for capital expenditures, Ameren is using newly issued shares of common stock, rather than market-purchased shares, to satisfy requirements under the DRPlus and employee benefit plans and expects to continue to do so through at least 2026. Ameren expects these issuances to provide equity of about $100 million annually. In addition, in 2021, Ameren established an ATM program under which Ameren may offer and sell from time to time up to $750 million of its common stock, which includes the ability to enter into forward sales agreements, subject to market conditions and other factors. For additional information regarding outstanding forward sale agreements, including settlement dates, see Note 4 – Long-Term Debt and Liquidity under Part I, Item 1, of this report. Ameren expects to settle the forward sale agreements by December 31, 2022. Ameren plans to issue approximately $300 million of equity each year from 2022 to 2026 in addition to issuances under the DRPlus and employee benefit plans. Ameren expects its equity to total capitalization ratio to be approximately 45% through December 31, 2026, with the long-term intent to support solid investment-grade credit ratings. Ameren Missouri and Ameren Illinois expect to fund cash flow needs through debt issuances, adjustments of dividends to Ameren (parent), and/or capital contributions from Ameren (parent).

•As of March 31, 2022, Ameren had $136 million in tax benefits from federal and state income tax credit carryforwards and $35 million in tax benefits from federal and state net operating loss carryforwards, which will be utilized in future periods. Ameren expects federal income tax payments at the required minimum levels from 2022 to 2026 resulting from the anticipated use of existing production tax credits generated by Ameren Missouri’s High Prairie Renewable and Atchison Renewable energy centers, existing tax net operating losses, tax credit carryforwards, tax overpayments, and outstanding refunds.
•As a result of the significant increase in customer demand and prices for natural gas and electricity experienced in mid-February 2021 due to extremely cold weather, for the month of February 2021, Ameren Missouri and Ameren Illinois had under-recovered costs under their PGA clauses and, for Ameren Missouri, under the FAC (Ameren Missouri - PGA $53 million, FAC $50 million; Ameren Illinois - PGA $221 million). Ameren Missouri’s PGA and FAC under-recoveries are designed to be collected from customers over 12 months beginning November 2021 and eight months beginning October 2021, respectively. In October 2021, the MoPSC issued an order allowing Ameren Missouri to extend the collection period for the cumulative PGA under-recovery as of August 2021, which includes the February 2021 under-recovery, from 12 months to 36 months beginning November 2021, to lessen the impact on customer rates. Ameren Illinois is collecting the PGA under-recovery over 18 months beginning April 2021.
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
REGULATORY MATTERS
See Note 2 – Rate and Regulatory Matters under Part I, Item 1, of this report.
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.
There have been no material changes to the quantitative and qualitative disclosures about interest rate risk, credit risk, commodity price risk, investment price risk, and commodity supplier risk included in the Form 10-K, except for as discussed below. See Item 7A under Part II of the Form 10-K for a more detailed discussion of our market risk.
Ameren Missouri has an immaterial amount of enriched uranium that will be utilized later this decade sourced from a Russian supplier that could become subject to future sanctions. Ameren Missouri is reviewing options to reduce its exposure from Russian uranium suppliers. Ameren Missouri has inventories and supply contracts from non-Russian suppliers sufficient to meet all of its uranium (concentrate and hexafluoride), conversion, and enrichment requirements at least through the 2026 refueling of the Callaway Energy Center.
ITEM 4. CONTROLS AND PROCEDURES.
(a)Evaluation of Disclosure Controls and Procedures
As of March 31, 2022, evaluations were performed under the supervision and with the participation of management, including the principal executive officer and the principal financial officer of each of the Ameren Companies, of the effectiveness of the design and operation of such registrant’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act). Based on those evaluations, as of March 31, 2022, the principal executive officer and the principal financial officer of each of the Ameren Companies concluded that such disclosure controls and procedures are effective to provide assurance that information required to be disclosed in such registrant’s reports filed or submitted under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms and such information is accumulated and communicated to its management, including its principal executive officer and its principal financial officer, to allow timely decisions regarding required disclosure.
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
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.
Ameren Corporation, Ameren Missouri, and Ameren Illinois did not purchase equity securities reportable under Item 703 of Regulation S-K during the period from January 1, 2022, to March 31, 2022.

ITEM 6. EXHIBITS.
The documents listed below are being filed or have previously been filed on behalf of the Ameren Companies and are incorporated herein by reference from the documents indicated and made a part hereof. Exhibits not identified as previously filed are filed herewith.

Exhibit Designation	Registrant(s)	Nature of Exhibit	Previously Filed as Exhibit to:
Instruments Defining Rights of Security Holders, Including Indentures
4.1	Ameren Ameren Missouri	Supplemental Indenture to the Ameren Missouri Mortgage, dated March 1, 2022, for 3.90% First Mortgage Bonds due 2052	April 1, 2022 Form 8-K, Exhibit 4.2, File No. 1-2967
Rule 13a-14(a) / 15d-14(a) Certifications
31.1	Ameren	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer of Ameren
31.2	Ameren	Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer of Ameren
31.3	Ameren Missouri	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer of Ameren Missouri
31.4	Ameren Missouri	Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer of Ameren Missouri
31.5	Ameren Illinois	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer of Ameren Illinois
31.6	Ameren Illinois	Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer of Ameren Illinois
Section 1350 Certifications
32.1	Ameren	Section 1350 Certification of Principal Executive Officer and Principal Financial Officer of Ameren
32.2	Ameren Missouri	Section 1350 Certification of Principal Executive Officer and Principal Financial Officer of Ameren Missouri
32.3	Ameren Illinois	Section 1350 Certification of Principal Executive Officer and Principal Financial Officer of Ameren Illinois
Interactive Data Files
101.INS	Ameren Companies	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
101.SCH	Ameren Companies	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Ameren Companies	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB	Ameren Companies	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Ameren Companies	Inline XBRL Taxonomy Extension Presentation Linkbase Document
101.DEF	Ameren Companies	Inline XBRL Taxonomy Extension Definition Document
104	Ameren Companies	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)
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
Date: May 6, 2022