Form 10-Q
period 2022-06-30
AMEREN CORP; Ameren Illinois Co; UNION ELECTRIC CO
filed 2022-08-08
CIK 1002910, 18654, 100826

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the Quarterly Period Ended June 30, 2022

OR

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from to

Commission File Number	Exact name of registrant as specified in its charter; State of Incorporation; Address and Telephone Number	IRS Employer Identification No.
1-14756	Ameren Corporation	43-1723446
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

Ameren Corporation	☐
Union Electric Company	☐
Ameren Illinois Company	☐
Indicate by check mark whether each registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Ameren Corporation	Yes	☐	No	☒
Union Electric Company	Yes	☐	No	☒
Ameren Illinois Company	Yes	☐	No	☒
The number of shares outstanding of each registrant’s classes of common stock as of July 29, 2022, was as follows:

Registrant	Title of each class of common stock	Shares outstanding
Ameren Corporation	Common stock, $0.01 par value per share	258,370,605
Union Electric Company	Common stock, $5 par value per share, held by Ameren Corporation	102,123,834
Ameren Illinois Company	Common stock, no par value, held by Ameren Corporation	25,452,373

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
2020 IRP – Integrated Resource Plan, a long-term nonbinding plan that Ameren Missouri filed with the MoPSC in September 2020.
2022 Change to the 2020 IRP – A change to Ameren Missouri’s 2020 IRP filed with the MoPSC in June 2022 reflecting certain modifications to Ameren Missouri’s preferred approach for meeting its customers’ projected long-term energy needs in a cost-effective manner while maintaining system reliability and achieving a goal of net-zero CO2 emissions by 2045.
Form 10-K – The combined Annual Report on Form 10-K for the year ended December 31, 2021, filed by the Ameren Companies with the SEC.
PISA – Plant-in-service accounting regulatory mechanism, a mechanism under Missouri law that permits electric utilities to defer and recover 85% of the depreciation expense and earn a return at the applicable WACC on rate base for certain property, plant, and equipment placed in service, and not included in base rates, subject to MoPSC prudence reviews. The rate base on which the return is calculated incorporates qualifying capital expenditures not included in base rates, as well as changes in total accumulated depreciation excluding retirements and plant-related deferred income taxes. The regulatory asset for accumulated PISA deferrals earns a return at the applicable WACC. The PISA is effective through December 2028, unless Ameren Missouri requests and receives MoPSC approval of an extension through December 2033.
QTD – Three months ended June 30.
Smart Energy Plan – Ameren Missouri’s plan to upgrade its electric grid through at least 2026. Planned upgrades include investments to improve reliability and accommodate more renewable energy.
YTD – Six months ended June 30.
YoY – Compared with the year-ago period.

FORWARD-LOOKING STATEMENTS
Statements in this report not based on historical facts are considered “forward-looking” and, accordingly, involve risks and uncertainties that could cause actual results to differ materially from those discussed. Although such forward-looking statements have been made in good faith and are based on reasonable assumptions, there is no assurance that the expected results will be achieved. These statements include (without limitation) statements as to future expectations, beliefs, plans, projections, strategies, targets, estimates, objectives, events, conditions, and financial performance. In connection with the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995, we are providing this cautionary statement to identify important factors that could cause actual results to differ materially from those anticipated. The following factors, in addition to those discussed within Risk Factors in the Form 10-K and in this report, and elsewhere in this report and in our other filings with the SEC, could cause actual results to differ materially from management expectations suggested in such forward-looking statements:
•regulatory, judicial, or legislative actions, and any changes in regulatory policies and ratemaking determinations, that may change regulatory recovery mechanisms, such as those that may result from the impact of a final ruling to be issued by the United States Court for the Eastern District of Missouri regarding its September 2019 remedy order for the Rush Island Energy Center, the MoPSC staff review of the planned Rush Island Energy Center retirement, Ameren Missouri’s electric service regulatory rate review filed with the MoPSC in August 2022, the July 2020 appeal filed by Ameren Missouri, Ameren Illinois, and ATXI challenging the refund period related to the FERC’s May 2020 order determining the allowed base ROE under the MISO tariff, the July 2020 appeal filed by Ameren Missouri, Ameren Illinois, and ATXI challenging the FERC’s rehearing denials in the transmission formula rate revision cases, Ameren Illinois’ electric distribution service rate reconciliation request filed with the ICC in April 2022, and Ameren Illinois’ annual electric energy-efficiency formula rate update filed with the ICC in June 2022;
•the length and severity of the COVID-19 pandemic, and its impacts on our business continuity plans and our results of operations, financial position, and liquidity, including but not limited to changes in customer demand resulting in changes to sales volumes; customers’ payment for our services; the health, welfare, and availability of our workforce and contractors; supplier disruptions; delays in the completion of construction projects, which could impact our expected capital expenditures and rate base growth; changes in how we operate our business; and our ability to access the capital markets on reasonable terms and when needed;
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

•the effect on Ameren Missouri of any customer rate caps or limitations to increases to the electric service revenue requirement pursuant to Ameren Missouri’s election to use the PISA;
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
•disruptions in the delivery of fuel, failure of our fuel suppliers to provide adequate quantities or quality of fuel, or lack of adequate inventories of fuel, including nuclear fuel assemblies from the one NRC-licensed supplier of such assemblies for Ameren Missouri’s Callaway Energy Center;
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
•increased data security risks as a result of remote working arrangements for a significant portion of our workforce;
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
•the inability of our counterparties to meet their obligations with respect to contracts, credit agreements, and financial instruments, including as they relate to the construction and acquisition of electric and natural gas utility infrastructure and the ability of counterparties to complete projects, which is dependent upon the availability of necessary materials and equipment, including those obligations that are affected by supply chain disruptions;
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
•Ameren Missouri’s ability to construct and/or acquire wind, solar, and other renewable energy generation facilities as well as natural gas-fired combined cycle energy centers, retire energy centers, and implement new or existing customer energy-efficiency programs, including any such construction, acquisition, retirement, or implementation in connection with its Smart Energy Plan, integrated resource plan, or emissions reduction goals, and to recover its cost of investment, related return, and, in the case of customer energy-efficiency programs, any lost margins in a timely manner, which is affected by the ability to obtain all necessary regulatory and project approvals, including certificates of convenience and necessity from the MoPSC or any other required approvals for the addition of renewable resources;
•the availability of federal production and investment tax credits related to renewable energy and Ameren Missouri’s ability to use such credits; the cost of wind, solar, and other renewable generation and storage technologies; and our ability to obtain timely interconnection agreements with the MISO or other RTOs at an acceptable cost for each facility;
•advancements in energy technologies, including carbon capture, utilization, and sequestration, hydrogen fuel for electric production and energy storage, next generation nuclear, and large-scale long-cycle battery energy storage, and the impact of constructive federal and state energy and economic policies with respect to those technologies;
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

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS.

AMEREN CORPORATION
CONSOLIDATED STATEMENT OF INCOME AND COMPREHENSIVE INCOME
(Unaudited) (In millions, except per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Operating Revenues:
Electric	$1,513	$1,284	$2,831	$2,440
Natural gas	213	188	774	598
Total operating revenues	1,726	1,472	3,605	3,038
Operating Expenses:
Fuel	83	173	259	238
Purchased power	318	129	495	320
Natural gas purchased for resale	80	65	373	230
Other operations and maintenance	491	412	952	832
Depreciation and amortization	316	285	615	566
Taxes other than income taxes	129	122	271	250
Total operating expenses	1,417	1,186	2,965	2,436
Operating Income	309	286	640	602
Other Income, Net	62	49	122	95
Interest Charges	126	96	230	196
Income Before Income Taxes	245	239	532	501
Income Taxes	36	31	70	58
Net Income	209	208	462	443
Less: Net Income Attributable to Noncontrolling Interests	2	1	3	3
Net Income Attributable to Ameren Common Shareholders	$207	$207	$459	$440

Net Income	$209	$208	$462	$443
Other Comprehensive Income (Loss), Net of Taxes
Pension and other postretirement benefit plan activity, net of income taxes of $—, $—, $—, and $—, respectively	—	(1)	1	—
Comprehensive Income	209	207	463	443
Less: Comprehensive Income Attributable to Noncontrolling Interests	2	1	3	3
Comprehensive Income Attributable to Ameren Common Shareholders	$207	$206	$460	$440

Earnings per Common Share – Basic	$0.80	$0.81	$1.78	$1.72

Earnings per Common Share – Diluted	$0.80	$0.80	$1.77	$1.71

Weighted-average Common Shares Outstanding – Basic	258.2	256.1	258.0	255.2
Weighted-average Common Shares Outstanding – Diluted	259.4	257.2	259.2	256.5
The accompanying notes are an integral part of these consolidated financial statements.

AMEREN CORPORATION
CONSOLIDATED BALANCE SHEET
(Unaudited) (In millions, except per share amounts)

	June 30, 2022	December 31, 2021
ASSETS
Current Assets:
Cash and cash equivalents	$7	$8
Accounts receivable – trade (less allowance for doubtful accounts of $30 and $29, respectively)	519	434
Unbilled revenue	400	301
Miscellaneous accounts receivable	81	85
Inventories	600	592
Mark-to-market derivative assets	157	66
Current regulatory assets	333	319
Current collateral assets	222	66
Other current assets	77	97
Total current assets	2,396	1,968
Property, Plant, and Equipment, Net	30,086	29,261
Investments and Other Assets:
Nuclear decommissioning trust fund	957	1,159
Goodwill	411	411
Regulatory assets	1,487	1,289
Pension and other postretirement benefits	808	756
Other assets	963	891
Total investments and other assets	4,626	4,506
TOTAL ASSETS	$37,108	$35,735
LIABILITIES AND EQUITY
Current Liabilities:
Current maturities of long-term debt	$605	$505
Short-term debt	1,021	545
Accounts and wages payable	897	1,095
Current regulatory liabilities	241	113
Other current liabilities	824	568
Total current liabilities	3,588	2,826
Long-term Debt, Net	12,985	12,562
Deferred Credits and Other Liabilities:
Accumulated deferred income taxes and tax credits, net	3,614	3,499
Regulatory liabilities	5,727	5,848
Asset retirement obligations	774	757
Other deferred credits and liabilities	411	414
Total deferred credits and other liabilities	10,526	10,518
Commitments and Contingencies (Notes 2, 9, and 10)
Shareholders’ Equity:
Common stock, $.01 par value, 400.0 shares authorized – shares outstanding of 258.4 and 257.7, respectively	3	3
Other paid-in capital, principally premium on common stock	6,527	6,502
Retained earnings	3,336	3,182
Accumulated other comprehensive income	14	13
Total shareholders’ equity	9,880	9,700
Noncontrolling Interests	129	129
Total equity	10,009	9,829
TOTAL LIABILITIES AND EQUITY	$37,108	$35,735
The accompanying notes are an integral part of these consolidated financial statements.

AMEREN CORPORATION
CONSOLIDATED STATEMENT OF CASH FLOWS
(Unaudited) (In millions)
	Six Months Ended June 30,
	2022	2021
Cash Flows From Operating Activities:
Net income	$462	$443
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	665	596
Amortization of nuclear fuel	28	20
Amortization of debt issuance costs and premium/discounts	12	11
Deferred income taxes and investment tax credits, net	66	59
Allowance for equity funds used during construction	(19)	(16)
Stock-based compensation costs	12	11
Other	33	2
Changes in assets and liabilities:
Receivables	(187)	(92)
Inventories	(8)	(5)
Accounts and wages payable	(87)	(208)
Taxes accrued	94	104
Regulatory assets and liabilities	(74)	(441)
Assets, other	(35)	(36)
Liabilities, other	45	13
Pension and other postretirement benefits	(32)	1
Counterparty collateral, net	(103)	(26)
Net cash provided by operating activities	872	436
Cash Flows From Investing Activities:
Capital expenditures	(1,538)	(1,763)
Nuclear fuel expenditures	(22)	(4)
Purchases of securities – nuclear decommissioning trust fund	(122)	(203)
Sales and maturities of securities – nuclear decommissioning trust fund	114	208
Other	16	2
Net cash used in investing activities	(1,552)	(1,760)
Cash Flows From Financing Activities:
Dividends on common stock	(305)	(282)
Dividends paid to noncontrolling interest holders	(3)	(3)
Short-term debt, net	475	(59)
Issuances of long-term debt	524	1,423
Issuances of common stock	17	258
Redemptions of Ameren Illinois preferred stock	—	(13)
Employee payroll taxes related to stock-based compensation	(16)	(17)
Debt issuance costs	(6)	(13)
Other	—	(4)
Net cash provided by financing activities	686	1,290
Net change in cash, cash equivalents, and restricted cash	6	(34)
Cash, cash equivalents, and restricted cash at beginning of year	155	301
Cash, cash equivalents, and restricted cash at end of period	$161	$267
The accompanying notes are an integral part of these consolidated financial statements.

AMEREN CORPORATION
CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY
(Unaudited) (In millions, except per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Common Stock	$3	$3	$3	$3

Other Paid-in Capital:
Beginning of period	6,507	6,295	6,502	6,179
Settlement of forward sale agreement through common shares issuance	—	—	—	113
Shares issued under the ATM program	—	121	—	121
Shares issued under the DRPlus and 401(k) plan	12	12	25	24
Stock-based compensation activity	8	8	—	(1)
Other paid-in capital, end of period	6,527	6,436	6,527	6,436

Retained Earnings:
Beginning of period	3,282	2,850	3,182	2,757
Net income attributable to Ameren common shareholders	207	207	459	440
Dividends on common stock	(153)	(142)	(305)	(282)
Retained earnings, end of period	3,336	2,915	3,336	2,915

Accumulated Other Comprehensive Income:
Deferred retirement benefit costs, beginning of period	14	—	13	(1)
Change in deferred retirement benefit costs	—	(1)	1	—
Deferred retirement benefit costs, end of period	14	(1)	14	(1)
Total accumulated other comprehensive income, end of period	14	(1)	14	(1)
Total Shareholders’ Equity	$9,880	$9,353	$9,880	$9,353

Noncontrolling Interests:
Beginning of period	129	129	129	142
Net income attributable to noncontrolling interest holders	2	1	3	3
Dividends paid to noncontrolling interest holders	(2)	(1)	(3)	(3)
Redemptions of Ameren Illinois preferred stock	—	—	—	(13)
Noncontrolling interests, end of period	129	129	129	129
Total Equity	$10,009	$9,482	$10,009	$9,482

Common stock shares outstanding at beginning of period	258.2	255.5	257.7	253.3
Shares issued under forward sale agreement	—	—	—	1.6
Shares issued under the ATM program	—	1.4	—	1.4
Shares issued under the DRPlus and 401(k) plan	0.2	0.2	0.3	0.3
Shares issued for stock-based compensation	—	—	0.4	0.5
Common stock shares outstanding at end of period	258.4	257.1	258.4	257.1

Dividends per common share	$0.59	$0.55	$1.18	$1.10
The accompanying notes are an integral part of these consolidated financial statements.

UNION ELECTRIC COMPANY (d/b/a AMEREN MISSOURI)
CONSOLIDATED STATEMENT OF INCOME
(Unaudited) (In millions)

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Operating Revenues:
Electric	$890	$789	$1,628	$1,430
Natural gas	29	20	109	83
Total operating revenues	919	809	1,737	1,513
Operating Expenses:
Fuel	83	173	259	238
Purchased power	161	50	211	138
Natural gas purchased for resale	12	5	58	36
Other operations and maintenance	260	218	492	443
Depreciation and amortization	178	157	342	313
Taxes other than income taxes	90	85	175	162
Total operating expenses	784	688	1,537	1,330
Operating Income	135	121	200	183
Other Income, Net	24	24	47	47
Interest Charges	60	36	99	75
Income Before Income Taxes	99	109	148	155
Income Taxes Benefit	(2)	(3)	(4)	(5)
Net Income	101	112	152	160
Preferred Stock Dividends	1	1	2	2
Net Income Available to Common Shareholder	$100	$111	$150	$158
The accompanying notes as they relate to Ameren Missouri are an integral part of these consolidated financial statements.

UNION ELECTRIC COMPANY (d/b/a AMEREN MISSOURI)
CONSOLIDATED BALANCE SHEET
(Unaudited) (In millions, except per share amounts)

	June 30, 2022	December 31, 2021
ASSETS
Current Assets:
Cash and cash equivalents	$—	$—
Accounts receivable – trade (less allowance for doubtful accounts of $12 and $13, respectively)	201	190
Accounts receivable – affiliates	55	44
Unbilled revenue	244	142
Miscellaneous accounts receivable	50	71
Inventories	426	419
Mark-to-market derivative assets	89	38
Current regulatory assets	232	127
Current collateral assets	199	66
Other current assets	23	38
Total current assets	1,519	1,135
Property, Plant, and Equipment, Net	15,635	15,296
Investments and Other Assets:
Nuclear decommissioning trust fund	957	1,159
Regulatory assets	640	523
Pension and other postretirement benefits	225	208
Other assets	425	401
Total investments and other assets	2,247	2,291
TOTAL ASSETS	$19,401	$18,722
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Current maturities of long-term debt	$55	$55
Short-term debt	285	165
Accounts and wages payable	388	631
Accounts payable – affiliates	37	46
Taxes accrued	134	34
Interest accrued	75	60
Mark-to-market derivative liabilities	145	53
Current regulatory liabilities	130	57
Other current liabilities	134	116
Total current liabilities	1,383	1,217
Long-term Debt, Net	6,084	5,564
Deferred Credits and Other Liabilities:
Accumulated deferred income taxes and tax credits, net	1,901	1,852
Regulatory liabilities	3,121	3,354
Asset retirement obligations	770	753
Other deferred credits and liabilities	81	71
Total deferred credits and other liabilities	5,873	6,030
Commitments and Contingencies (Notes 2, 8, 9, and 10)
Shareholders’ Equity:
Common stock, $5 par value, 150.0 shares authorized – 102.1 shares outstanding	511	511
Other paid-in capital, principally premium on common stock	2,725	2,725
Preferred stock	80	80
Retained earnings	2,745	2,595
Total shareholders’ equity	6,061	5,911
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$19,401	$18,722
The accompanying notes as they relate to Ameren Missouri are an integral part of these consolidated financial statements.

UNION ELECTRIC COMPANY (d/b/a AMEREN MISSOURI)
CONSOLIDATED STATEMENT OF CASH FLOWS
(Unaudited) (In millions)

	Six Months Ended June 30,
	2022	2021
Cash Flows From Operating Activities:
Net income	$152	$160
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	393	343
Amortization of nuclear fuel	28	20
Amortization of debt issuance costs and premium/discounts	3	3
Deferred income taxes and investment tax credits, net	19	(2)
Allowance for equity funds used during construction	(10)	(10)
Other	4	6
Changes in assets and liabilities:
Receivables	(105)	(135)
Inventories	(7)	(8)
Accounts and wages payable	(159)	(172)
Taxes accrued	81	167
Regulatory assets and liabilities	(128)	(165)
Assets, other	12	23
Liabilities, other	24	19
Pension and other postretirement benefits	(8)	5
Counterparty collateral, net	(118)	(30)
Net cash provided by operating activities	181	224
Cash Flows From Investing Activities:
Capital expenditures	(806)	(1,101)
Nuclear fuel expenditures	(22)	(4)
Purchases of securities – nuclear decommissioning trust fund	(122)	(203)
Sales and maturities of securities – nuclear decommissioning trust fund	114	208
Money pool advances, net	—	47
Other	18	—
Net cash used in investing activities	(818)	(1,053)
Cash Flows From Financing Activities:
Dividends on preferred stock	(2)	(2)
Short-term debt, net	120	—
Issuances of long-term debt	524	524
Capital contribution from parent	—	183
Debt issuance costs	(6)	(4)
Net cash provided by financing activities	636	701
Net change in cash, cash equivalents, and restricted cash	(1)	(128)
Cash, cash equivalents, and restricted cash at beginning of year	8	145
Cash, cash equivalents, and restricted cash at end of period	$7	$17
The accompanying notes as they relate to Ameren Missouri are an integral part of these consolidated financial statements.

UNION ELECTRIC COMPANY (d/b/a AMEREN MISSOURI)
CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY
(Unaudited) (In millions)

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Common Stock	$511	$511	$511	$511

Other Paid-in Capital:
Beginning of period	2,725	2,631	2,725	2,518
Capital contributions from parent	—	70	—	183
Other paid-in capital, end of period	2,725	2,701	2,725	2,701

Preferred Stock	80	80	80	80

Retained Earnings:
Beginning of period	2,645	2,148	2,595	2,101
Net income	101	112	152	160
Dividends on preferred stock	(1)	(1)	(2)	(2)
Retained earnings, end of period	2,745	2,259	2,745	2,259

Total Shareholders’ Equity	$6,061	$5,551	$6,061	$5,551
The accompanying notes as they relate to Ameren Missouri are an integral part of these consolidated financial statements.

AMEREN ILLINOIS COMPANY (d/b/a AMEREN ILLINOIS)
STATEMENT OF INCOME
(Unaudited) (In millions)

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Operating Revenues:
Electric	$585	$461	$1,128	$937
Natural gas	184	168	665	515
Total operating revenues	769	629	1,793	1,452
Operating Expenses:
Purchased power	158	84	289	190
Natural gas purchased for resale	68	60	315	194
Other operations and maintenance	225	193	448	387
Depreciation and amortization	128	117	252	232
Taxes other than income taxes	35	34	88	80
Total operating expenses	614	488	1,392	1,083
Operating Income	155	141	401	369
Other Income, Net	25	16	49	30
Interest Charges	41	40	83	82
Income Before Income Taxes	139	117	367	317
Income Taxes	35	31	94	81
Net Income	104	86	273	236
Preferred Stock Dividends	1	—	1	1
Net Income Available to Common Shareholder	$103	$86	$272	$235
The accompanying notes as they relate to Ameren Illinois are an integral part of these financial statements.

AMEREN ILLINOIS COMPANY (d/b/a AMEREN ILLINOIS)
BALANCE SHEET
(Unaudited) (In millions)

	June 30, 2022	December 31, 2021
ASSETS
Current Assets:
Cash and cash equivalents	$—	$—
Accounts receivable – trade (less allowance for doubtful accounts of $18 and $16, respectively)	302	228
Accounts receivable – affiliates	9	24
Unbilled revenue	156	159
Miscellaneous accounts receivable	16	1
Inventories	174	173
Mark-to-market derivative assets	68	28
Current regulatory assets	94	180
Other current assets	46	30
Total current assets	865	823
Property, Plant, and Equipment, Net	12,688	12,223
Investments and Other Assets:
Goodwill	411	411
Regulatory assets	828	752
Pension and other postretirement benefits	449	427
Other assets	478	399
Total investments and other assets	2,166	1,989
TOTAL ASSETS	$15,719	$15,035
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Current maturities of long-term debt	$500	$400
Short-term debt	141	103
Accounts and wages payable	428	361
Accounts payable – affiliates	118	64
Current regulatory liabilities	111	54
Other current liabilities	277	251
Total current liabilities	1,575	1,233
Long-term Debt, Net	3,894	3,992
Deferred Credits and Other Liabilities:
Accumulated deferred income taxes and investment tax credits, net	1,626	1,558
Regulatory liabilities	2,484	2,374
Other deferred credits and liabilities	228	238
Total deferred credits and other liabilities	4,338	4,170
Commitments and Contingencies (Notes 2, 8, and 9)
Shareholders’ Equity:
Common stock, no par value, 45.0 shares authorized – 25.5 shares outstanding	—	—
Other paid-in capital	2,914	2,914
Preferred stock	49	49
Retained earnings	2,949	2,677
Total shareholders’ equity	5,912	5,640
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$15,719	$15,035
The accompanying notes as they relate to Ameren Illinois are an integral part of these financial statements.

AMEREN ILLINOIS COMPANY (d/b/a AMEREN ILLINOIS)
STATEMENT OF CASH FLOWS
(Unaudited) (In millions)

	Six Months Ended June 30,
	2022	2021
Cash Flows From Operating Activities:
Net income	$273	$236
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	251	231
Amortization of debt issuance costs and premium/discounts	6	6
Deferred income taxes and investment tax credits, net	55	84
Allowance for equity funds used during construction	(9)	(6)
Other	6	5
Changes in assets and liabilities:
Receivables	(76)	43
Inventories	(1)	3
Accounts and wages payable	76	(23)
Taxes accrued	62	36
Regulatory assets and liabilities	55	(273)
Assets, other	(66)	(46)
Liabilities, other	61	(2)
Pension and other postretirement benefits	(18)	(8)
Net cash provided by operating activities	675	286
Cash Flows From Investing Activities:
Capital expenditures	(699)	(646)
Money pool advances, net	—	(20)
Other	—	(2)
Net cash used in investing activities	(699)	(668)
Cash Flows From Financing Activities:
Dividends on preferred stock	(1)	(1)
Short-term debt, net	38	—
Money pool borrowings, net	—	(19)
Issuances of long-term debt	—	449
Capital contributions from parent	—	70
Redemption of preferred stock	—	(13)
Debt issuance costs	—	(5)
Other	—	(4)
Net cash provided by financing activities	37	477
Net change in cash, cash equivalents, and restricted cash	13	95
Cash, cash equivalents and restricted cash at beginning of year	133	147
Cash, cash equivalents, and restricted cash at end of period	$146	$242
The accompanying notes as they relate to Ameren Illinois are an integral part of these financial statements.

AMEREN ILLINOIS COMPANY (d/b/a AMEREN ILLINOIS)
STATEMENT OF SHAREHOLDERS’ EQUITY
(Unaudited) (In millions)

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Common Stock	$—	$—	$—	$—

Other Paid-in Capital:
Beginning of period	2,914	2,692	2,914	2,652
Capital contributions from parent	—	30	—	70
Other paid-in capital, end of period	2,914	2,722	2,914	2,722

Preferred Stock:
Beginning of period	49	49	49	62
Redemptions of preferred stock	—	—	—	(13)
Preferred stock, end of period	49	49	49	49

Retained Earnings:
Beginning of period	2,846	2,401	2,677	2,252
Net income	104	86	273	236
Dividends on preferred stock	(1)	—	(1)	(1)
Retained earnings, end of period	2,949	2,487	2,949	2,487

Total Shareholders’ Equity	$5,912	$5,258	$5,912	$5,258
The accompanying notes as they relate to Ameren Illinois are an integral part of these financial statements.

AMEREN CORPORATION (Consolidated)
UNION ELECTRIC COMPANY (d/b/a Ameren Missouri)
AMEREN ILLINOIS COMPANY (d/b/a Ameren Illinois)
COMBINED NOTES TO FINANCIAL STATEMENTS
(Unaudited)
June 30, 2022
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
The COVID-19 pandemic continues to affect our results of operations, financial position, and liquidity. While our electric sales volumes, excluding the estimated effects of weather and customer energy-efficiency programs, increased in the first six months of 2022, compared to the same period in 2021, they were comparable to pre-pandemic levels at Ameren Missouri and remain below pre-pandemic levels at Ameren Illinois. However, revenues from Ameren Illinois’ electric distribution business, residential and small nonresidential customers of Ameren Illinois’ natural gas distribution business, and Ameren Illinois’ and ATXI’s electric transmission businesses are decoupled from changes in sales volumes. Earnings at Ameren Missouri and those associated with Ameren Illinois’ large nonresidential natural gas customers are exposed to such changes. There has also been a shift in sales volumes by customer class at both Ameren Missouri and Ameren Illinois, which began in 2020, with an increase in residential sales, and a decrease in commercial and industrial sales. The continued effect of the COVID-19 pandemic on our results of operations, financial position, and liquidity in subsequent periods will depend on its severity and longevity, future regulatory or legislative actions with respect thereto, and the resulting impact on business, economic, and capital market conditions.
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
Variable Interest Entities
As of June 30, 2022, and December 31, 2021, Ameren had unconsolidated variable interests as a limited partner in various equity method investments, primarily to advance clean and resilient energy technologies, totaling $61 million and $56 million, respectively, included in “Other assets” on Ameren’s consolidated balance sheet. Any earnings or losses related to these investments are included in “Other Income, Net” on Ameren’s consolidated statement of income and comprehensive income. Ameren is not the primary beneficiary of these investments because it does not have the power to direct matters that most significantly affect the activities of these variable interest entities. As of June 30, 2022, the maximum exposure to loss related to these variable interests is limited to the investment in these partnerships of $61 million plus associated outstanding funding commitments of $22 million.

Company-owned Life Insurance
Ameren and Ameren Illinois have company-owned life insurance, which is recorded at the net cash surrender value. The net cash surrender value is the amount that can be realized under the insurance policies at the balance sheet date. As of June 30, 2022, the cash surrender value of company-owned life insurance at Ameren and Ameren Illinois was $244 million (December 31, 2021 – $278 million) and $115 million (December 31, 2021 – $117 million), respectively, while total borrowings against the policies were $108 million (December 31, 2021 – $109 million) at both Ameren and Ameren Illinois. Ameren and Ameren Illinois have the right to offset the borrowings against the cash surrender value of the policies and, consequently, present the net asset in “Other assets” on their respective balance sheets. The net cash surrender value of Ameren’s company-owned life insurance is affected by the investment performance of a separate account in which Ameren holds a beneficial interest.
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
Missouri
2022 Electric Service Regulatory Rate Review
In August 2022, Ameren Missouri filed a request with the MoPSC seeking approval to increase its annual revenues for electric service by $316 million. The electric rate increase request is based on a 10.2% ROE, a capital structure composed of 51.9% common equity, a rate base of $11.6 billion, and a test year ended March 31, 2022, with certain pro-forma adjustments expected through an anticipated true-up date of December 31, 2022. Ameren Missouri also requested the continued use of the FAC and trackers for pension and postretirement benefits, uncertain income tax positions, certain excess deferred income taxes, and renewable energy standard costs that the MoPSC previously authorized in earlier electric rate orders, as well as the use of an electric property tax tracker allowed under Missouri Senate Bill 745 discussed below. The electric rate increase request reflects the following:
•increased infrastructure investments made under Ameren Missouri’s Smart Energy Plan, including increased cost of capital and depreciation expense;
•increased net fuel expense due to reduced off system sales, primarily driven by expected reduced operations at the Rush Island Energy Center; and
•extending the retirement date of the Sioux Energy Center from 2028 to 2030, consistent with Ameren Missouri’s 2022 Change to the 2020 IRP, in order to ensure reliability during the transition to clean energy generation.
In connection with the planned accelerated retirement of the Rush Island Energy Center, Ameren Missouri expects to seek approval from the MoPSC to finance the costs associated with the retirement, including the remaining unrecovered net plant balance associated with the facility, through the issuance of securitized utility tariff bonds pursuant to the Missouri securitization statute. As such, Ameren Missouri did not request a change in the depreciation rates related to the Rush Island Energy Center in this electric service regulatory rate review.
The MoPSC proceeding relating to the proposed electric service rate changes will take place over a period of up to 11 months, with a decision by the MoPSC expected by June 2023 and new rates effective by July 2023. Ameren Missouri cannot predict the level of any electric service rate change the MoPSC may approve, whether the requested regulatory recovery mechanisms will be approved, or whether any rate change that may eventually be approved will be sufficient for Ameren Missouri to recover its costs and earn a reasonable return on its investments when the rate change goes into effect.
Missouri Senate Bill 745
In June 2022, Missouri Senate Bill 745 was enacted and will become effective on August 28, 2022. The law extended Ameren Missouri’s PISA election through December 2028 and allows for an additional five-year extension through December 2033 if requested by Ameren Missouri and approved by the MoPSC, among other things. The law established a 2.5% annual limit on increases to the electric service revenue requirement used to set customer rates due to the inclusion of incremental PISA deferrals in the revenue requirement. The limitation will be effective for revenue requirements approved by the MoPSC after January 1, 2024, and will be based on the revenue requirement established in the immediately preceding rate order. The current rate limitation, which is effective through 2023, is a 2.85% cap on the compound annual growth rate in the average overall customer rate per kilowatthour, based on the electric rates that became effective in April 2017, less half of the annual savings from the TCJA that was passed on to customers as approved in a July 2018 MoPSC order. The law also established electric and natural gas property tax trackers that allow Ameren Missouri to defer the difference between actual property taxes incurred and related taxes included in customer rates as a regulatory asset or regulatory liability, with the difference expected to be reflected in rate base in a subsequent rate order.
Solar Generation Facilities
In February 2022, Ameren Missouri, through a subsidiary, entered into a build-transfer agreement to acquire, after construction, a 150-MW solar generation facility, which is expected to be located in southeastern Illinois and, if approved by the MoPSC, serve customers under Ameren Missouri’s Renewable Solutions Program discussed below. In June 2022, Ameren Missouri, through a subsidiary, entered into a build-transfer agreement to acquire, after construction, a 200-MW solar generation facility, which is expected to be located in central Missouri and support Ameren Missouri’s compliance with the state of Missouri’s requirement of achieving 15% of retail sales from renewable energy sources, of which 2% must be derived from solar energy sources. The acquisitions are aligned with the 2022 Change to the 2020 IRP, which Ameren Missouri filed with the MoPSC in June 2022, and are subject to certain conditions, including the issuance of certificates of convenience and necessity by the MoPSC, obtaining MISO transmission interconnection agreements, and approval by the FERC. In July 2022, Ameren Missouri filed for certificates of convenience and necessity with the MoPSC for both facilities and expects decisions by March 2023 and April 2023 for the 200-MW facility and the 150-MW facility, respectively. Depending on the timing of regulatory approvals and the impact of potential sourcing issues resulting from a Department of Commerce investigation of solar panels imported from four Southeast Asian countries initiated in late March 2022 and the detention of certain solar panels sourced from China as a result of the Uyghur Forced Labor Prevention Act that was passed in December 2021, the projects could be completed as early as the fourth quarter of 2024.
Renewable Solutions Program
In July 2022, Ameren Missouri filed a request with the MoPSC seeking approval of its Renewable Solutions Program and a tariff related to participation in the program. The program would allow certain commercial, industrial, and governmental customers to receive up to 100% of their energy from renewable resources. Based on customer contracts, the program would enable Ameren Missouri to supply renewable solar energy generated by the 150-MW facility discussed above to customers that enroll in the program.
MoPSC Staff Review of Planned Rush Island Energy Center Retirement
In February 2022, the MoPSC issued an order directing the MoPSC staff to review Ameren Missouri’s planned accelerated retirement of the Rush Island Energy Center as a result of the NSR and Clean Air Act Litigation discussed in Note 9 – Commitments and Contingencies. The MoPSC staff’s review includes potential impacts on the reliability and cost of Ameren Missouri’s service to its customers; Ameren Missouri’s plans to mitigate the customer impacts of the accelerated retirement; and the prudence of Ameren Missouri’s actions and decisions with regard to the Rush Island Energy Center, which is expected to be addressed in the current electric service regulatory rate review, among other things. In April 2022, the MoPSC staff filed an initial report with the MoPSC in which the staff concluded early retirement of the Rush Island Energy Center may cause reliability concerns. The MoPSC staff is under no deadline to complete this review. Ameren Missouri is unable to predict the results of this matter. Results of the review could be used in other MoPSC proceedings, which could have a material adverse effect on the results of operations, financial position, and liquidity of Ameren and Ameren Missouri.
December 2021 MoPSC Electric and Natural Gas Rate Orders
In December 2021, the MoPSC issued orders in Ameren Missouri’s 2021 electric service and natural gas delivery service regulatory rate reviews. The new electric and natural gas rates approved by these orders went into effect on February 28, 2022.
Illinois
MYRP ROE Performance Metrics
Under an MYRP, the ROE approved by the ICC would be subject to annual adjustments during the four-year period based on certain performance metrics, with aggregate symmetrical performance-based ROE incentives and penalties ranging from 20 to 60 basis points annually. In January 2022, Ameren Illinois filed a request with the ICC proposing performance metrics that would be used in determining ROE incentives and penalties. In April 2022, Ameren Illinois filed a revised request proposing total ROE incentives and penalties of 24 basis points, allocated evenly among eight proposed performance metrics. In May 2022, the ICC staff recommended that the ICC allow ROE incentives and penalties of no less than 20 basis points and no more than 24 basis points, allocated evenly across the number of performance metrics ultimately approved by the ICC. The ICC is required to issue an order on this matter by September 30, 2022.
Electric Distribution Service Rates Under IEIMA
In April 2022, Ameren Illinois filed its annual electric distribution service performance-based formula rate update with the ICC to be used for 2023 rates. In July 2022, Ameren Illinois filed a revised request seeking to increase its annual revenues for electric distribution service by $84 million. The updated request reflects an increase to the annual performance-based formula rate based on 2021 actual recoverable costs and expected net plant additions for 2022, an increase to include the 2021 revenue requirement reconciliation adjustment including a capital structure composed of 54% common equity, and a decrease for the conclusion of the 2020 revenue requirement reconciliation adjustment, which will be fully collected from customers in 2022, consistent with the ICC’s December 2021 annual update filing order. In June 2022, the ICC staff submitted its calculation of the revenue requirement included in Ameren Illinois’ update filing, recommending a $60 million increase in Ameren Illinois’ electric distribution service rates, which is based on a capital structure composed of 50% common equity. An ICC decision in this proceeding is required by December 2022, with new rates effective in January 2023.
Electric Customer Energy-Efficiency Investments
In June 2022, Ameren Illinois filed its annual electric customer energy-efficiency formula rate update to increase its rates by $17 million with the ICC. An ICC decision in this proceeding is required by December 2022, with new rates effective January 2023.
In June 2022, the ICC issued an order approving Ameren Illinois’ revised energy-efficiency plan that includes annual investments in electric energy-efficiency programs of approximately $120 million per year through 2025, which reflects the increased level of annual investments allowed under the IETL. The ICC has the ability to reduce the amount of electric energy-efficiency savings goals in future plan program years if there are insufficient cost-effective programs available, which could reduce the investments in electric energy-efficiency programs. The electric energy-efficiency program investments and the return on those investments are collected from customers through a rider and are not recovered through the electric distribution service performance-based formula ratemaking framework.
Illinois Senate Bill 3866
In May 2022, Illinois Senate Bill 3866 was enacted and became effective. This legislation makes certain amendments to the IETL, including amendments to increase the level of funding for the Energy Transition Assistance Fund. As a result of this legislation, Ameren Illinois expects to collect up to $50 million annually related to this fund, beginning in January 2023. Funds collected by Ameren Illinois will be remitted in the month following collection to an Illinois state agency, with no impact to results of operations.
RTO Cost Benefit Study
In July 2022, an Illinois law prohibiting the state’s oversight of certain electric utilities’ choice of RTO membership ceased to be effective. Given the change in law and the high prices resulting from MISO’s 2022 capacity auction, the ICC issued an order requiring Ameren Illinois to perform a cost benefit study of continued participation in the MISO compared to participation in PJM Interconnection LLC, another RTO. The cost benefit study will examine the impacts of participation in each RTO, including reliability, resiliency, affordability, and environmental impacts, among other things, for a period of five to 10 years beginning June 2024. The ICC order requires Ameren Illinois to file the study by July 2023. A 30-day comment period will follow. The ICC is under no obligation to issue an order in this matter.
QIP Reconciliation Hearing
In March 2020, Ameren Illinois filed its annual request with the ICC for a reconciliation hearing to determine the accuracy and prudence of natural gas capital investments recovered under the QIP rider during 2019. In August 2021, the Illinois Attorney General’s office challenged the recovery of capital investments that were made during 2019, alleging that the ICC should disallow approximately $70 million in natural gas capital investments as improper and imprudent, providing a potential over-recovery of approximately $3 million in 2019. In August and December 2021, the ICC staff filed testimony that supports the prudence and reasonableness of the capital investments made during 2019. Ameren Illinois’ 2019 QIP rate recovery request under review by the ICC is within the rate increase limitations allowed by law. The ICC is under no deadline to issue an order in this proceeding.
Federal
Transmission Formula Rate Revisions
In February 2020, the MISO, on behalf of Ameren Missouri, Ameren Illinois, and ATXI, filed requests with the FERC to revise each company’s transmission formula rate calculations with respect to the calculation used for materials and supplies inventories included in rate base. In May 2020, the FERC issued orders approving the revisions prospectively. In addition, the FERC declined to order refunds for earlier periods, as requested by intervenors in Ameren Illinois’ filing, but directed its audit staff to review historical rate recovery in connection with an ongoing FERC audit. Separately, in March 2021, the FERC issued an order related to an intervenor challenge to Ameren Illinois’ 2020 transmission formula rate update. As a result of this order, in March 2021, Ameren Illinois recorded a regulatory liability of $9 million, largely as a reduction of electric operating revenues, to reflect expected refunds, including interest, primarily related to the historical rate recovery of materials and supplies inventories included in rate base. The refund amount was reflected in rates as of January 2022 and will be refunded to customers by the end of 2022. Ameren Missouri, Ameren Illinois, and ATXI filed appeals of the FERC’s May 2020 and March 2021 orders, and related FERC orders denying requests for rehearing, to the United States Court of Appeals for the District of Columbia Circuit. In January 2022, the appeals were consolidated by the court. The court is under no deadline to address the appeal. Regardless of the outcome of the appeal, the impact of the May 2020 and March 2021 orders is not expected to be material to Ameren’s, Ameren Missouri’s, or Ameren Illinois’ results of operations, financial position, or liquidity.
FERC Complaint Cases
Since November 2013, the allowed base ROE for FERC-regulated transmission rate base under the MISO tariff has been subject to customer complaint cases and has been changed by various FERC orders. In May 2020, the FERC issued an order, which set the allowed base ROE to 10.02%, and required refunds, with interest, for the periods November 2013 to February 2015 and from late September 2016 forward. In June 2020, various parties filed requests for rehearing with the FERC, challenging the new ROE methodology established by the May 2020 order. In July 2020, the FERC denied the rehearing requests without addressing the issues raised, and indicated it will address the requests for rehearing in a future order. Also in July 2020, Ameren Missouri, Ameren Illinois, and ATXI filed an appeal of the May 2020 order to the United States Court of Appeals for the District of Columbia Circuit, challenging the refunds required for the period from September 2016 to May 2020. The court is under no deadline to address the appeal.
Ameren and Ameren Illinois have paid the refunds, including interest, associated with the allowed base ROE set by the May 2020 order.
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
Short-term Borrowings
The Missouri Credit Agreement and the Illinois Credit Agreement are available to support issuances under Ameren (parent)’s, Ameren Missouri’s, and Ameren Illinois’ commercial paper programs, respectively, subject to borrowing sublimits, and the issuance of letters of credit. As of June 30, 2022, based on commercial paper outstanding and letters of credit issued under the Credit Agreements, along with cash and cash equivalents, the net liquidity available to Ameren (parent), Ameren Missouri, and Ameren Illinois, collectively, was $1.3 billion. The Ameren Companies were in compliance with the covenants in their Credit Agreements as of June 30, 2022. As of June 30, 2022, the ratios of consolidated indebtedness to consolidated total capitalization, calculated in accordance with the provisions of the Credit Agreements, were 59%, 51%, and 44% for Ameren, Ameren Missouri, and Ameren Illinois, respectively.
The following table presents commercial paper outstanding, net of issuance discounts, as of June 30, 2022, and December 31, 2021. There were no borrowings outstanding under the Credit Agreements as of June 30, 2022, or December 31, 2021.

	June 30, 2022	December 31, 2021
Ameren (parent)	$595	$277
Ameren Missouri	285	165
Ameren Illinois	141	103
Ameren consolidated	$1,021	$545
The following table summarizes the activity and relevant interest rates for Ameren (parent)’s, Ameren Missouri’s, and Ameren Illinois’ commercial paper issuances and borrowings under the Credit Agreements in the aggregate for the six months ended June 30, 2022 and 2021:

	Ameren (parent)	Ameren Missouri	Ameren Illinois	Ameren Consolidated
2022
Average daily amount outstanding	$374	$271	$57	$702
Weighted-average interest rate	0.87%	0.65%	0.47%	0.75%
Peak amount outstanding during period(a)	$595	$539	$142	$1,101
Peak interest rate	2.05%	2.05%	2.05%	2.05%
2021
Average daily amount outstanding	$388	$183	$211	$782
Weighted-average interest rate	0.24%	0.22%	0.22%	0.23%
Peak amount outstanding during period(a)	$650	$546	$485	$1,134
Peak interest rate	0.33%	0.25%	0.25%	0.33%
(a)The timing of peak outstanding commercial paper issuances and borrowings under the Credit Agreements varies by company. Therefore, the sum of individual company peak amounts may not equal the Ameren consolidated peak for the period.

Money Pools
Ameren has money pool agreements with and among its subsidiaries to coordinate and provide for certain short-term cash and working capital requirements. The average interest rate for borrowings under the utility money pool for the three and six months ended June 30, 2022, was 0.98% and 0.69%, respectively (2021 – 0.22% and 0.22%, respectively). See Note 8 – Related-party Transactions for the amount of interest income and expense from the utility money pool arrangements recorded by Ameren Missouri and Ameren Illinois for the three and six months ended June 30, 2022 and 2021.
NOTE 4 – LONG-TERM DEBT AND EQUITY FINANCINGS
Ameren
For the three and six months ended June 30, 2022, Ameren issued a total of 0.2 million and 0.3 million shares of common stock, respectively, under its DRPlus and 401(k) plan, and received proceeds of $4 million and $17 million, respectively, and had a receivable of $8 million as of June 30, 2022. In addition, in the first quarter of 2022, Ameren issued 0.4 million shares of common stock valued at $31 million upon the settlement of stock-based compensation awards.
In May 2021, Ameren entered into an equity distribution sales agreement pursuant to which Ameren may offer and sell from time to time up to $750 million of its common stock through an ATM program, which includes the ability to enter into forward sales agreements. There were no shares issued under the ATM program for the three and six months ended June 30, 2022. As of June 30, 2022, Ameren had approximately $90 million of common stock available under the ATM program, which takes into account the forward sale agreements in effect as of June 30, 2022, discussed below.
Ameren has entered into multiple forward sale agreements, including the July 2022 forward sale agreement discussed below, under the ATM program with various counterparties relating to 5.8 million shares of common stock. Ameren expects to settle approximately $300 million of the forward sale agreements by December 31, 2022.
Related to the forward sale agreements outstanding as of June 30, 2022, these agreements can be settled at Ameren’s discretion on or prior to dates ranging from May 3, 2023 to February 22, 2024. On a settlement date or dates, if Ameren elects to physically settle the forward sale agreement, Ameren will issue shares of common stock to the counterparties at the then-applicable forward sale price. The initial forward sale price for the agreements ranged from $86.35 to $94.80 with an average initial forward sale price of $89.78. Each initial forward sale price is subject to adjustment based on a floating interest rate factor equal to the overnight bank funding rate less a spread of 75 basis points, and will be subject to decrease on certain dates specified in the forward sale agreements by specified amounts related to expected dividends on shares of the common stock during the term of the forward sale agreements. If the overnight bank funding rate is less than the spread on any day, the interest rate factor will result in a reduction of the forward sale price. The forward sale agreements will be physically settled unless Ameren elects to settle in cash or to net share settle. At June 30, 2022, Ameren could have settled the forward sale agreements with physical delivery of 5.6 million shares of common stock to the respective counterparties in exchange for cash of $500 million. Alternatively, the forward sale agreements could have also been settled at June 30, 2022, with delivery of approximately $8 million of cash or approximately 0.1 million shares of common stock to the counterparties. In connection to the forward sale agreements, the various counterparties, or their affiliates, borrowed from third parties and sold 5.6 million shares of common stock. The gross sales price of these shares totaled $510 million. In connection with such sales, the counterparties were deemed to have received commissions of $5 million. Ameren has not received any proceeds from such sales of borrowed shares. The forward sale agreements have been classified as equity transactions.
In July 2022, Ameren entered into a forward sale agreement under the ATM program relating to 0.2 million shares of common stock. The July 2022 forward sale agreement can be settled at Ameren’s discretion on or prior to March 8, 2024. The initial forward sale price was $90.77 for the July 2022 forward sale agreement.
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
Indenture Provisions and Other Covenants
See Note 5 – Long-term Debt and Equity Financings under Part II, Item 8, in the Form 10-K for a description of our indenture provisions and other covenants, as well as restrictions on the payment of dividends. At June 30, 2022, the Ameren Companies were in compliance with the provisions and covenants contained in their indentures and articles of incorporation, as applicable, and ATXI was in compliance with the provisions and covenants contained in its note purchase agreements.
Off-balance-sheet Arrangements
At June 30, 2022, none of the Ameren Companies had any significant off-balance-sheet financing arrangements, other than variable interest entities and the multiple forward sale agreements under the ATM program relating to common stock. See Note 1 – Summary of Significant Accounting Policies for further detail concerning variable interest entities.
NOTE 5 – OTHER INCOME, NET
The following table presents the components of “Other Income, Net” in the Ameren Companies’ statements of income for the three and six months ended June 30, 2022 and 2021:

	Three Months		Six Months
	2022	2021	2022	2021
Ameren:
Allowance for equity funds used during construction	$11	$9	$19	$16
Interest income on industrial development revenue bonds	6	6	12	12
Non-service cost components of net periodic benefit income(a)	47	34	93	68
Miscellaneous income	6	7	13	12
Donations	(2)	(1)	(4)	(4)
Miscellaneous expense	(6)	(6)	(11)	(9)
Total Other Income, Net	$62	$49	$122	$95
Ameren Missouri:
Allowance for equity funds used during construction	$6	$6	$10	$10
Interest income on industrial development revenue bonds	6	6	12	12
Non-service cost components of net periodic benefit income(a)	14	14	28	28
Miscellaneous income	1	—	3	1
Donations	(1)	(1)	(2)	(1)
Miscellaneous expense	(2)	(1)	(4)	(3)
Total Other Income, Net	$24	$24	$47	$47
Ameren Illinois:
Allowance for equity funds used during construction	$5	$3	$9	$6
Non-service cost components of net periodic benefit income	21	14	42	28
Miscellaneous income	3	3	5	4
Donations	(1)	—	(2)	(3)
Miscellaneous expense	(3)	(4)	(5)	(5)
Total Other Income, Net	$25	$16	$49	$30
(a)For the three and six months ended June 30, 2022, the non-service cost components of net periodic benefit income were adjusted by amounts deferred of $5 million and $11 million, respectively, due to a regulatory tracking mechanism for the difference between the level of such costs incurred by Ameren Missouri under GAAP and the level of such costs included in rates. The deferral was $(3) million for both the three and six months ended June 30, 2021. See Note 11– Retirement Benefits for additional information.
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
If we determine that a contract meets the definition of a derivative and is not eligible for the NPNS exception, we review the contract to determine whether the resulting gains or losses qualify for regulatory deferral. Derivative contracts that qualify for regulatory deferral are recorded at fair value, with changes in fair value recorded as regulatory assets or liabilities in the period in which the change occurs. We believe derivative losses and gains deferred as regulatory assets and liabilities are probable of recovery, or refund, through future rates charged to customers. Regulatory assets and liabilities are amortized to operating income as related losses and gains are reflected in rates charged to customers. Therefore, gains and losses on these derivatives have no effect on operating income. As of June 30, 2022, and December 31, 2021, all contracts that met the definition of a derivative and were not eligible for the NPNS exception received regulatory deferral. Cash flows for all derivative financial instruments are classified in cash flows from operating activities.
The following table presents open gross commodity contract volumes by commodity type for derivative assets and liabilities as of June 30, 2022, and December 31, 2021. As of June 30, 2022, these contracts extended through October 2024, October 2027, May 2032 and March 2024 for fuel oils, natural gas, power and uranium, respectively:

	Quantity (in millions)
	June 30, 2022			December 31, 2021
Commodity	Ameren Missouri	Ameren Illinois	Ameren	Ameren Missouri	Ameren Illinois	Ameren
Fuel oils (in gallons)	21	—	21	30	—	30
Natural gas (in mmbtu)	44	152	196	35	144	179
Power (in MWhs)	3	6	9	6	6	12
Uranium (pounds in thousands)	496	—	496	586	—	586
The following table presents the carrying value and balance sheet location of all derivative commodity contracts, none of which were designated as hedging instruments, as of June 30, 2022, and December 31, 2021:

		June 30, 2022			December 31, 2021
	Balance Sheet Location	Ameren Missouri	Ameren Illinois	Ameren	Ameren Missouri	Ameren Illinois	Ameren
Fuel oils	Mark-to-market derivative assets	$22	$—	$22	$8	$—	$8
	Other assets	8	—	8	5	—	5
Natural gas	Mark-to-market derivative assets	14	59	73	7	28	35
	Other assets	14	27	41	5	13	18
Power	Mark-to-market derivative assets	50	9	59	23	—	23
	Other assets	—	1	1	—	—	—
Uranium	Mark-to-market derivative assets	3	—	3	—	—	—
	Other assets	1	—	1	1	—	1
	Total assets	$112	$96	$208	$49	$41	$90
Natural gas	Mark-to-market derivative liabilities	4	(a)	(a)	2	(a)	(a)
	Other current liabilities	—	7	11	—	6	8
	Other deferred credits and liabilities	2	4	6	1	2	3
Power	Mark-to-market derivative liabilities	141	(a)	(a)	50	(a)	(a)
	Other current liabilities	—	1	142	—	9	59
	Other deferred credits and liabilities	24	53	77	23	108	131
Uranium	Mark-to-market derivative liabilities	—	(a)	(a)	1	(a)	(a)
	Other current liabilities	—	—	—	—	—	1
	Total liabilities	$171	$65	$236	$77	$125	$202
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
The following table provides the recognized gross derivative balances and the net amounts of those derivatives subject to an enforceable master netting arrangement or similar agreement as of June 30, 2022, and December 31, 2021:

		Gross Amounts Not Offset in the Balance Sheet
Commodity Contracts Eligible to be Offset	Gross Amounts Recognized in the Balance Sheet	Derivative Instruments	Cash Collateral Received/Posted(a)	Net Amount
June 30, 2022
Assets:
Ameren Missouri	$112	$36	$15	$61
Ameren Illinois	96	16	15	65
Ameren	$208	$52	$30	$126
Liabilities:
Ameren Missouri	$171	$36	$127	$8
Ameren Illinois	65	16	—	49
Ameren	$236	$52	$127	$57
December 31, 2021
Assets:
Ameren Missouri	$49	$15	$—	$34
Ameren Illinois	41	4	—	37
Ameren	$90	$19	$—	$71
Liabilities:
Ameren Missouri	$77	$15	$47	$15
Ameren Illinois	125	4	—	121
Ameren	$202	$19	$47	$136
(a)Cash collateral received reduces gross asset balances and is included in “Other current liabilities” and “Other deferred credits and liabilities” on the balance sheet. Cash collateral posted reduces gross liability balances and is included in “Other current assets” and “Other assets” on the balance sheet.
Credit Risk
In determining our concentrations of credit risk related to derivative instruments, we review our individual counterparties and categorize each counterparty into groupings according to the primary business in which each engages. As of June 30, 2022, if counterparty groups were to fail completely to perform on contracts, Ameren, Ameren Missouri, and Ameren Illinois’ maximum exposure related to derivative assets, predominantly from financial institutions, was $172 million, $83 million, and $89 million, respectively. The potential loss on counterparty exposures may be reduced or eliminated by the application of master netting arrangements or similar agreements and collateral held. As of June 30, 2022, the potential loss after consideration of the application of master netting arrangements or similar agreements and collateral held for Ameren, Ameren Missouri, and Ameren Illinois was $108 million, $42 million, and $66 million, respectively.
Certain of our derivative instruments contain collateral provisions tied to the Ameren Companies’ credit ratings. If our credit ratings were downgraded below investment grade, or if a counterparty with reasonable grounds for uncertainty regarding our ability to satisfy an obligation requested adequate assurance of performance, additional collateral postings might be required. The additional collateral required is the net liability position allowed under master netting arrangements or similar agreements, assuming (1) the credit risk-related contingent features underlying these arrangements were triggered and (2) those counterparties with rights to do so requested collateral. The following table presents, as of June 30, 2022, the aggregate fair value of all derivative instruments with credit risk-related contingent features in a gross liability position, the cash collateral posted, and the aggregate amount of additional collateral that counterparties could require:

	Aggregate Fair Value of Derivative Liabilities(a)	Cash Collateral Posted	Potential Aggregate Amount of Additional Collateral Required(b)
Ameren Missouri	$76	$29	$12
Ameren Illinois	12	—	4
Ameren	$88	$29	$16
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
We consider nonperformance risk in our valuation of derivative instruments by analyzing our own credit standing and the credit standing of our counterparties, and by considering any credit enhancements (e.g., collateral). Included in our valuation, and based on current market conditions, is a valuation adjustment for counterparty default derived from market data such as the price of credit default swaps, bond yields, and credit ratings. No material gains or losses related to valuation adjustments for counterparty default risk were recorded at Ameren, Ameren Missouri, or Ameren Illinois in the three and six months ended June 30, 2022 or 2021. At June 30, 2022, and December 31, 2021, the counterparty default risk valuation adjustment related to derivative contracts was immaterial for Ameren, Ameren Missouri, and Ameren Illinois.
The following table sets forth, by level within the fair value hierarchy, our assets and liabilities measured at fair value on a recurring basis as of June 30, 2022, and December 31, 2021:

	June 30, 2022					December 31, 2021
	Level 1	Level 2	Level 3	Total		Level 1	Level 2	Level 3	Total
Assets:
Ameren Missouri
Derivative assets – commodity contracts:
Fuel oils	$27	$—	$3	$30		$13	$—	$—	$13
Natural gas	1	27	—	28		—	12	—	12
Power	21	—	29	50		10	—	13	23
Uranium	—	—	4	4		—	—	1	1
Total derivative assets – commodity contracts	$49	$27	$36	$112		$23	$12	$14	$49
Nuclear decommissioning trust fund:
Equity securities:
U.S. large capitalization	$602	$—	$—	$602		$824	$—	$—	$824
Debt securities:
U.S. Treasury and agency securities	—	173	—	173		—	141	—	141
Corporate bonds	—	121	—	121		—	131	—	131
Other	—	54	—	54		—	56	—	56
Total nuclear decommissioning trust fund	$602	$348	$—	$950	(a)	$824	$328	$—	$1,152	(a)
Total Ameren Missouri	$651	$375	$36	$1,062		$847	$340	$14	$1,201
Ameren Illinois
Derivative assets – commodity contracts:
Natural gas	$5	$71	$10	$86		$1	$33	$7	$41
Power	—	—	10	10		—	—	—	—
Total Ameren Illinois	$5	$71	$20	$96		$1	$33	$7	$41
Ameren
Derivative assets – commodity contracts(b)	$54	$98	$56	$208		$24	$45	$21	$90
Nuclear decommissioning trust fund(c)	602	348	—	950	(a)	824	328	—	1,152	(a)
Total Ameren	$656	$446	$56	$1,158		$848	$373	$21	$1,242
Liabilities:
Ameren Missouri
Derivative liabilities – commodity contracts:
Natural gas	$—	$4	$2	$6		$—	$2	$1	$3
Power	100	—	65	165		45	—	28	73
Uranium	—	—	—	—		—	—	1	1
Total Ameren Missouri	$100	$4	$67	$171		$45	$2	$30	$77

	June 30, 2022				December 31, 2021
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Ameren Illinois
Derivative liabilities – commodity contracts:
Natural gas	$—	$6	$5	$11	$—	$5	$3	$8
Power	—	—	54	54	—	—	117	117
Total Ameren Illinois	$—	$6	$59	$65	$—	$5	$120	$125
Ameren
Derivative liabilities – commodity contracts(b)	$100	$10	$126	$236	$45	$7	$150	$202
(a)Balance excludes $7 million of cash and cash equivalents, receivables, payables, and accrued income, net, for both June 30, 2022, and December 31, 2021.
(b)See the Ameren Missouri and Ameren Illinois sections of the table for a breakout of the fair value of Ameren’s derivative assets and liabilities by type of commodity.
(c)See the Ameren Missouri section of the table for a breakout of the fair value of Ameren’s nuclear decommissioning trust fund by investment type.
Level 3 fuel oils, natural gas, and uranium derivative contract assets and liabilities measured at fair value on a recurring basis were immaterial for all periods presented. The following table presents the fair value reconciliation of Level 3 power derivative contract assets and liabilities measured at fair value on a recurring basis for the three and six months ended June 30, 2022 and 2021:

	2022			2021
	Ameren Missouri	Ameren Illinois	Ameren	Ameren Missouri	Ameren Illinois	Ameren
For the three months ended June 30:
Beginning balance at April 1	$(53)	$(74)	$(127)	$(3)	$(185)	$(188)
Realized and unrealized gains/(losses) included in regulatory assets/liabilities	(5)	32	27	(1)	15	14
Settlements	22	(2)	20	(1)	4	3
Ending balance at June 30	$(36)	$(44)	$(80)	$(5)	$(166)	$(171)
Change in unrealized gains/(losses) related to assets/liabilities held at June 30	$2	$30	$32	$(2)	$15	$13
For the six months ended June 30:
Beginning balance at January 1	$(15)	$(117)	$(132)	$2	$(198)	$(196)
Realized and unrealized gains/(losses) included in regulatory assets/liabilities	(45)	74	29	(6)	24	18
Settlements	24	(1)	23	(1)	8	7
Ending balance at June 30	$(36)	$(44)	$(80)	$(5)	$(166)	$(171)
Change in unrealized gains/(losses) related to assets/liabilities held at June 30	$(36)	$72	$36	$(3)	$24	$21
All gains or losses related to our Level 3 derivative commodity contracts are expected to be recovered or returned through customer rates; therefore, there is no impact to either net income or other comprehensive income resulting from changes in the fair value of these instruments.
The following table describes the valuation techniques and significant unobservable inputs utilized for the fair value of our Level 3 power derivative contract assets and liabilities as of June 30, 2022, and December 31, 2021:

		Fair Value					Weighted Average(b)
	Commodity	Assets	Liabilities	Valuation Technique(s)	Unobservable Input(a)	Range
2022	Power(c)	$39	$(119)	Discounted cash flow	Average forward peak and off-peak pricing – forwards/swaps ($/MWh)	36 – 122	65
					Nodal basis ($/MWh)	(17) – 3	(6)
					Trend rate (%)	0 – 3	2
2021	Power(d)	$13	$(145)	Discounted cash flow	Average forward peak and off-peak pricing – forwards/swaps ($/MWh)	32 – 55	40
					Nodal basis ($/MWh)	(14) – 0	(2)
					Trend rate (%)	(e)	0
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

The following table sets forth the carrying amount and, by level within the fair value hierarchy, the fair value of financial assets and liabilities disclosed, but not recorded, at fair value as of June 30, 2022, and December 31, 2021:

	Carrying Amount		Fair Value
			Level 1	Level 2	Level 3		Total
	June 30, 2022
Ameren:
Cash, cash equivalents, and restricted cash	$161		$161	$—	$—		$161
Investments in industrial development revenue bonds(a)	248		—	248	—		248
Short-term debt	1,021		—	1,021	—		1,021
Long-term debt (including current portion)(a)	13,590	(b)	—	12,016	500	(c)	12,516
Ameren Missouri:
Cash, cash equivalents, and restricted cash	$7		$7	$—	$—		$7
Investments in industrial development revenue bonds(a)	248		—	248	—		248
Short-term debt	285		—	285	—		285
Long-term debt (including current portion)(a)	6,139	(b)	—	5,641	—		5,641
Ameren Illinois:
Cash, cash equivalents, and restricted cash	$146		$146	$—	$—		$146
Short-term debt	141		—	141	—		141
Long-term debt (including current portion)	4,394	(b)	—	4,037	—		4,037
	December 31, 2021
Ameren:
Cash, cash equivalents, and restricted cash	$155		$155	$—	$—		$155
Investments in industrial development revenue bonds(a)	248		—	248	—		248
Short-term debt	545		—	545	—		545
Long-term debt (including current portion)(a)	13,067	(b)	—	13,930	591	(c)	14,521
Ameren Missouri:
Cash, cash equivalents, and restricted cash	$8		$8	$—	$—		$8
Investments in industrial development revenue bonds(a)	248		—	248	—		248
Short-term debt	165		—	165	—		165
Long-term debt (including current portion)(a)	5,619	(b)	—	6,321	—		6,321
Ameren Illinois:
Cash, cash equivalents, and restricted cash	$133		$133	$—	$—		$133
Short-term debt	103		—	103	—		103
Long-term debt (including current portion)	4,392	(b)	—	4,971	—		4,971
(a)Ameren and Ameren Missouri have investments in industrial development revenue bonds, classified as held-to-maturity and recorded in “Other Assets,” that are equal to the finance obligations for the Peno Creek and Audrain CT energy centers. As of June 30, 2022, and December 31, 2021, the carrying amount of both the investments in industrial development revenue bonds and the finance obligations approximated fair value.
(b)Included unamortized debt issuance costs, which were excluded from the fair value measurement, of $97 million, $43 million, and $37 million for Ameren, Ameren Missouri, and Ameren Illinois, respectively, as of June 30, 2022. Included unamortized debt issuance costs, which were excluded from the fair value measurement, of $94 million, $38 million, and $39 million for Ameren, Ameren Missouri, and Ameren Illinois, respectively, as of December 31, 2021.
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
Support Services Agreements
Ameren Missouri and Ameren Illinois had long-term receivables included in “Other assets” from Ameren Services of $80 million and $83 million, respectively, as of June 30, 2022, and $77 million and $80 million, respectively, as of December 31, 2021, related to Ameren Services’ allocated portion of Ameren’s pension and postretirement benefit plans.

Tax Allocation Agreement
See Note 1 – Summary of Significant Accounting Policies under Part II, Item 8, of the Form 10-K for a discussion of the tax allocation agreement. The following table presents the affiliate balances related to income taxes for Ameren Missouri and Ameren Illinois as of June 30, 2022, and December 31, 2021:

	June 30, 2022		December 31, 2021
	Ameren Missouri	Ameren Illinois	Ameren Missouri	Ameren Illinois
Income taxes payable to parent(a)	$—	$82	$—	$8
Income taxes receivable from parent(b)	45	—	27	18
(a)Included in “Accounts payable – affiliates” on the balance sheet.
(b)Included in “Accounts receivable – affiliates” on the balance sheet.
Effects of Related-party Transactions on the Statement of Income
The following table presents the impact on Ameren Missouri and Ameren Illinois of related-party transactions for the three and six months ended June 30, 2022 and 2021:

				Three Months				Six Months
Agreement	Income Statement Line Item			Ameren Missouri		Ameren Illinois		Ameren Missouri		Ameren Illinois
Ameren Missouri power supply	Operating Revenues	2022		$1	$	(a)		$5	$	(a)
agreements with Ameren Illinois		2021		3		(a)		5		(a)
Ameren Missouri and Ameren Illinois	Operating Revenues	2022		$6	$	(b)		$12	$	(b)
rent and facility services		2021		7		(b)		14		(b)
Ameren Missouri and Ameren Illinois miscellaneous	Operating Revenues	2022	$	(b)	$	(b)	$	(b)		$1
support services and other services provided to ATXI		2021		(b)		2		(b)		2
Total Operating Revenues		2022		$7	$	(b)		$17		$1
		2021		10		2		19		2
Ameren Illinois power supply	Purchased Power	2022	$	(a)		$1	$	(a)		$5
agreements with Ameren Missouri		2021		(a)		3		(a)		5
Ameren Missouri and Ameren Illinois	Purchased Power	2022	$	(b)	$	(b)	$	(b)	$	(b)
transmission services from ATXI		2021		1		1		2		1
Total Purchased Power		2022	$	(b)		$1	$	(b)		$5
		2021		1		4		2		6
Ameren Missouri and Ameren Illinois	Other Operations and Maintenance	2022	$	(b)	$	(b)	$	(b)		$1
rent and facility services		2021		(b)		1		(b)		2
Ameren Services support services	Other Operations and Maintenance	2022		$33		$32		$71		$67
agreement		2021		34		31		69		64
Total Other Operations and		2022		$33		$32		$71		$68
Maintenance		2021		34		32		69		66
Money pool borrowings (advances)	(Interest Charges)/Other Income, Net	2022	$	(b)	$	(b)	$	(b)	$	(b)
		2021		(b)		(b)		(b)		(b)
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
Environmental regulations have a significant impact on the electric utility industry and compliance with these regulations could be costly for Ameren Missouri, which operates coal-fired power plants. Regulations under the Clean Air Act that apply to the electric utility industry include the NSPS, the CSAPR, the MATS, and the National Ambient Air Quality Standards, which are subject to periodic review for certain pollutants. Collectively, these regulations cover a variety of pollutants, such as SO2, particulate matter, NOx, mercury, toxic metals and acid gases, and CO2 emissions from new power plants. Regulations implementing the Clean Water Act govern both intake and discharges of water, and may require evaluation of the ecological and biological impact of our operations and could require modifications to water intake structures or more stringent limitations on wastewater discharges. Depending upon the scope of modifications ultimately required by state regulators, capital expenditures associated with these modifications could be significant. The management and disposal of coal ash is regulated under the Resource Conservation and Recovery Act and the CCR Rule, which require the closure of certain surface impoundments at Ameren Missouri’s coal-fired energy centers. The individual or combined effects of existing and new environmental regulations could result in significant capital expenditures, increased operating costs, or the closure or alteration of operations at some of Ameren Missouri’s energy centers. Ameren and Ameren Missouri expect that such compliance costs would be recoverable through rates, subject to MoPSC prudence review, but the timing of costs and their recovery could be subject to regulatory lag.
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
Ameren and Ameren Missouri estimate that they will need to make capital expenditures of $125 million to $175 million from 2022 through 2026 in order to comply with existing environmental regulations. Additional environmental controls beyond 2026 could be required. This estimate of capital expenditures includes ash pond closure and corrective action measures required by the CCR Rule and the effluent limitation guidelines applicable to steam electric generating units, and potential modifications to cooling water intake structures at existing power plants under Clean Water Act rules, all of which are discussed below. In addition to planned retirements of fossil fuel-fired energy centers as set forth in the 2022 Change to the 2020 IRP filed with the MoPSC in June 2022 and as noted in the NSR and Clean Air Act litigation and Illinois emissions standards discussed below, Ameren Missouri’s current plan for compliance with existing air emission regulations includes burning low-sulfur coal and installing new or optimizing existing air pollution control equipment. The actual amount of capital expenditures required to comply with existing environmental regulations may vary substantially from the above estimates because of uncertainty as to future permitting requirements made by state regulators and the EPA, potential revisions to regulatory obligations, and the cost of potential compliance strategies, among other things.
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
Clean Air Act
Federal and state laws, including CSAPR, regulate emissions of SO2 and NOx through the reduction of emissions at their source and the use and retirement of emission allowances. CSAPR is implemented through a series of phases, and the second phase became effective in 2017. In April 2022, the EPA proposed plans for additional emission reductions from power plants in Missouri, Illinois, and other states through revisions to the CSAPR; and additional emission reduction requirements may apply in subsequent years. The EPA expects to issue a final rule in March 2023. Ameren Missouri complies with current CSAPR requirements by minimizing emissions through the use of low-sulfur coal, operation of two scrubbers at its Sioux Energy Center, and optimization of other existing air pollution control equipment. Ameren Missouri could incur additional costs to lower its emissions at one or more of its energy centers to comply with additional CSAPR requirements in future years. These additional costs for compliance are expected to be recovered from customers through the FAC or higher base rates.

CO2 Emissions Standards
In June 2022, the United States Supreme Court issued its decision in West Virginia v. EPA. The decision clarifies that there are limits on how the EPA may regulate greenhouse gases absent further direction from the United States Congress. The court concluded that emission caps that would cause generation shifting from fossil-fuel-fired power plants to renewable energy facilities would require specific congressional authorization and that such authorization had not been given under the Clean Air Act. The decision by the United States Supreme Court may affect the EPA’s development of any new regulations to address CO2 emissions from coal- and natural gas-fired power plants; however, at this time, Ameren Missouri cannot predict the impact of any such regulations or the decision by the United States Supreme Court on the results of operations, financial position, and liquidity of Ameren or Ameren Missouri.
NSR and Clean Air Act Litigation
In January 2011, the United States Department of Justice, on behalf of the EPA, filed a complaint against Ameren Missouri in the United States District Court for the Eastern District of Missouri alleging that in performing projects at its coal-fired Rush Island Energy Center in 2007 and 2010, Ameren Missouri violated provisions of the Clean Air Act and Missouri law. In January 2017, the district court issued a liability ruling against Ameren Missouri and, in September 2019, entered a remedy order that required Ameren Missouri to install a flue gas desulfurization system at the Rush Island Energy Center and a dry sorbent injection system at the Labadie Energy Center. Following an appeal from Ameren Missouri in August 2021, the United States Court of Appeals for the Eighth Circuit affirmed the liability ruling and the district court’s remedy order as it related to the installation of a flue gas desulfurization system at the Rush Island Energy Center, but reversed the order as it related to the installation of a dry sorbent injection system at the Labadie Energy Center. In November 2021, the court of appeals issued an order denying requests for consideration previously sought by both Ameren Missouri and the United States Department of Justice.
Based on its assessment of available legal, operational, and regulatory alternatives, Ameren Missouri filed a motion in December 2021, with the district court to modify the remedy order to allow the retirement of the Rush Island Energy Center in advance of its previously expected useful life in lieu of installing a flue gas desulfurization system. In June 2022, Ameren Missouri supplemented its filing with the district court by proposing reduced operations, mostly operating during peak demand times and emergencies until the energy center is retired. The March 31, 2024 compliance date contained in the district court’s September 2019 remedy order remains in effect unless extended by the district court. In July 2022, in response to an Ameren Missouri request for a final, binding reliability assessment, the MISO designated the Rush Island Energy Center as a system support resource and concluded that certain mitigation measures, including transmission upgrades, should occur before the energy center is retired. The transmission upgrade projects have been approved by the MISO, and Ameren Missouri has started design and procurement activities necessary to complete the upgrades and expects to complete the upgrades by late 2025. The FERC will need to approve a system support resource agreement detailing the manner of continued operation of the Rush Island Energy Center, as well as a request from Ameren Missouri for recovery of non-energy costs under the related MISO tariff. The agreement, if approved, would have a term of 12 months. The system support resource designation and the related agreement are subject to renewal and revision. Any difference between revenues and costs under the MISO tariff is expected to be included in the FAC. The district court has the authority to determine the retirement date and operating parameters for the Rush Island Energy Center and is not bound by the MISO determination of the Rush Island Energy Center as a system support resource or the FERC’s approval. While the district court is under no deadline to issue a ruling modifying the remedy order, a decision is expected in the near term. Related to this matter, in February 2022, the MoPSC issued an order directing the MoPSC staff to review the planned accelerated retirement of the Rush Island Energy Center. See Note 2 – Rate and Regulatory Matters for additional information.
In connection with the planned accelerated retirement of the Rush Island Energy Center, Ameren Missouri expects to seek approval from the MoPSC to finance the costs associated with the retirement, including the remaining unrecovered net plant balance associated with the facility, through the issuance of securitized utility tariff bonds pursuant to the Missouri securitization statute. As such, Ameren Missouri did not request a change in the depreciation rates related to the Rush Island Energy Center in the electric regulatory rate review filed in August 2022. See Note 2 – Rate and Regulatory Matters for additional information on the August 2022 electric regulatory rate review. As of June 30, 2022, the Rush Island Energy Center had a net plant balance of approximately $0.6 billion included in plant to be abandoned, net, within “Property, Plant, and Equipment, Net” and a rate base of approximately $0.5 billion. See Note 1 – Summary of Significant Accounting Policies under Part II, Item 8, of the Form 10-K for additional information regarding plant to be abandoned, net. In addition, Ameren Missouri filed a 2022 Change to the 2020 IRP with the MoPSC in June 2022 to reflect, among other things, the planned acceleration of the retirement of the Rush Island Energy Center from 2039, the retirement year for the facility as reflected in the 2020 IRP and reflected in depreciation rates approved by the December 2021 MoPSC electric rate order.
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
CCR Management
The EPA’s CCR Rule establishes requirements for the management and disposal of CCR from coal-fired power plants and will result in the closure of certain surface impoundments at Ameren Missouri’s energy centers. Ameren Missouri completed the closure of all surface impoundments at its Labadie and Rush Island energy centers in 2021, and has made significant progress by closing several surface impoundments at its Sioux and Meramec energy centers. Ameren Missouri plans to complete the closures of the remaining surface impoundments as required by the CCR Rule in 2023. In January 2022, Ameren Missouri received notice of a proposed determination by the EPA that it has rejected Ameren Missouri’s requests to extend the timeline for operating certain surface impoundments located at the Sioux and Meramec energy centers. Pursuant to the terms of the proposed determination, compliance with the CCR Rule’s requirements for closure of the surface impoundments would be required 135 days after the EPA issues a final determination. In February 2022, Ameren Missouri filed comments with the EPA requesting additional time to construct a CCR Rule-compliant impoundment at the Sioux Energy Center and complete the closure of the surface impoundments at the Meramec Energy Center. The EPA is under no deadline to issue a final determination. If Ameren Missouri was no longer able to use the surface impoundments at the Sioux or Meramec energy centers, Ameren Missouri would not be able to operate the energy centers unless an alternative for handling the CCR material was available. Ameren Missouri will retire the Meramec Energy Center in 2022, and construction of a CCR Rule-compliant surface impoundment at the Sioux Energy Center is expected to be completed by the fall of 2022 to allow for continued operations. Ameren Missouri does not expect that this matter will have a material adverse effect on its results of operations, financial position, or liquidity.
Ameren and Ameren Missouri have AROs of $77 million recorded on their respective balance sheets as of June 30, 2022, associated with CCR storage facilities. Ameren Missouri estimates it will need to make capital expenditures of $60 million to $80 million from 2022 through 2026 to implement its CCR management compliance plan, which includes installation of groundwater monitoring equipment and groundwater treatment facilities.
Remediation
The Ameren Companies are involved in a number of remediation actions to clean up sites impacted by the use or disposal of materials containing hazardous substances. Federal and state laws can require responsible parties to fund remediation regardless of their degree of fault, the legality of original disposal, or the ownership of a disposal site.
As of June 30, 2022, Ameren Illinois has remediated the majority of the 44 former MGP sites in Illinois and could substantially conclude remediation efforts at the remaining sites by 2023. The ICC allows Ameren Illinois to recover such remediation and related litigation costs from its electric and natural gas utility customers through environmental cost riders that are subject to annual prudence reviews by the ICC. As of June 30, 2022, Ameren Illinois estimated the remaining obligation related to these former MGP sites at $78 million to $147 million. Ameren and Ameren Illinois recorded a liability of $78 million to represent the estimated minimum obligation for these sites, as no other amount within the range was a better estimate.
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

Illinois Emission Standards
The IETL established emission standards that became effective in September 2021. Ameren Missouri’s natural gas-fired energy centers in Illinois are subject to limits on emissions, including CO2 and NOx, equal to their unit-specific average emissions from 2018 through 2020, for any rolling twelve-month period beginning October 1, 2021, through 2029. Further reductions to emissions limits will become effective between 2030 and 2040, resulting in the closure of the Venice Energy Center by 2029. The reductions could also limit the operations of Ameren Missouri’s other four natural gas-fired energy centers located in the state of Illinois, and will result in their closure by 2040. These energy centers are utilized to support peak loads. Subject to conditions in the IETL, these energy centers may be allowed to exceed the emissions limits in order to maintain reliability of electric utility service as necessary. Ameren Missouri filed a 2022 Change to the 2020 IRP with the MoPSC in June 2022 to reflect, among other things, the updated scheduled retirement dates of the natural gas-fired energy centers located in the state of Illinois.
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
Insurance
The following table presents insurance coverage at Ameren Missouri’s Callaway Energy Center at June 30, 2022:

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
NOTE 11 – RETIREMENT BENEFITS
The following table presents the components of the net periodic benefit cost (income) incurred for Ameren’s pension and postretirement benefit plans for the three and six months ended June 30, 2022 and 2021:

	Pension Benefits				Postretirement Benefits
	Three Months		Six Months		Three Months		Six Months
	2022	2021	2022	2021	2022	2021	2022	2021
Service cost(a)	$31	$34	$64	$67	$5	$6	$10	$12
Non-service cost components:
Interest cost	41	38	81	76	9	8	17	16
Expected return on plan assets	(80)	(74)	(160)	(149)	(22)	(20)	(43)	(40)
Amortization of:
Prior service benefit	—	—	—	—	(1)	(1)	(2)	(2)
Actuarial loss (gain)	6	20	12	37	(5)	(2)	(9)	(3)
Total non-service cost components(b)	$(33)	$(16)	$(67)	$(36)	$(19)	$(15)	$(37)	$(29)
Net periodic benefit cost (income)(c)	$(2)	$18	$(3)	$31	$(14)	$(9)	$(27)	$(17)
(a)Service cost, net of capitalization, is reflected in “Operating Expenses – Other operations and maintenance” on Ameren’s statement of income.
(b)Non-service cost components are reflected in “Other Income, Net” on Ameren’s statement of income. See Note 5 – Other Income, Net, for additional information.
(c)Does not include the impact of the regulatory tracking mechanism for the difference between the level of pension and postretirement benefit costs incurred by Ameren Missouri under GAAP and the level of such costs included in rates.
Ameren Missouri and Ameren Illinois are responsible for their respective share of Ameren’s pension and other postretirement costs. The following table presents the respective share of net periodic pension and other postretirement benefit costs (income) incurred for the three and six months ended June 30, 2022 and 2021:

	Pension Benefits				Postretirement Benefits
	Three Months		Six Months		Three Months		Six Months
	2022	2021	2022	2021	2022	2021	2022	2021
Ameren Missouri(a)	$(1)	$9	$(2)	$15	$(4)	$(1)	$(7)	$(2)
Ameren Illinois	—	9	1	17	(10)	(8)	(20)	(15)
Other	(1)	—	(2)	(1)	—	—	—	—
Ameren(a)	$(2)	$18	$(3)	$31	$(14)	$(9)	$(27)	$(17)
(a)Does not include the impact of the regulatory tracking mechanism for the difference between the level of pension and postretirement benefit costs incurred by Ameren Missouri under GAAP and the level of such costs included in rates.

NOTE 12 – INCOME TAXES
The following table presents a reconciliation of the federal statutory corporate income tax rate to the effective income tax rate for the three and six months ended June 30, 2022 and 2021:

	Ameren		Ameren Missouri		Ameren Illinois
	2022	2021	2022	2021	2022	2021
Three Months
Federal statutory corporate income tax rate	21%	21%	21%	21%	21%	21%
Increases (decreases) from:
Amortization of deferred investment tax credit	—	—	(1)	(1)	—	—
Amortization of excess deferred taxes(a)	(8)	(9)	(15)	(17)	(2)	(2)
Depreciation differences	—	—	—	1	(1)	1
Other	1	—	—	—	—	—
Renewable and other tax credits(b)	(4)	(4)	(10)	(10)	—	(1)
State tax	5	5	3	3	7	7
Effective income tax rate	15%	13%	(2)%	(3)%	25%	26%
Six Months
Federal statutory corporate income tax rate	21%	21%	21%	21%	21%	21%
Increases (decreases) from:
Amortization of deferred investment tax credit	—	—	(1)	(1)	—	—
Amortization of excess deferred taxes(a)	(8)	(9)	(16)	(17)	(2)	(3)
Depreciation differences	—	—	—	1	—	—
Renewable and other tax credits(b)	(5)	(5)	(10)	(10)	—	—
State tax	5	5	3	3	7	7
Effective income tax rate	13%	12%	(3)%	(3)%	26%	25%
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
NOTE 13 – SUPPLEMENTAL INFORMATION
Cash, Cash Equivalents, and Restricted Cash
The following table provides a reconciliation of cash, cash equivalents, and restricted cash reported within the balance sheets and the statements of cash flows at June 30, 2022, and December 31, 2021:

	June 30, 2022			December 31, 2021
	Ameren	Ameren Missouri	Ameren Illinois	Ameren	Ameren Missouri	Ameren Illinois
“Cash and cash equivalents”	$7	$—	$—	$8	$—	$—
Restricted cash included in “Other current assets”	7	2	4	16	4	6
Restricted cash included in “Other assets”	142	—	142	127	—	127
Restricted cash included in “Nuclear decommissioning trust fund”	5	5	—	4	4	—
Total cash, cash equivalents, and restricted cash	$161	$7	$146	$155	$8	$133
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
Accounts Receivable
“Accounts receivable – trade” on Ameren’s and Ameren Illinois’ balance sheets include certain receivables purchased at a discount from alternative retail electric suppliers that elect to participate in the utility consolidated billing program. At June 30, 2022, and December 31, 2021, “Other current liabilities” on Ameren’s and Ameren Illinois’ balance sheets included payables for purchased receivables of $32 million and $27 million, respectively.

The following table provides a reconciliation of the beginning and ending amount of the allowance for doubtful accounts for the three and six months ended June 30, 2022 and 2021:

	Three Months			Six Months
	2022	2021		2022	2021
Ameren:
Beginning of period	$28	$47		$29	$50
Bad debt expense	7	(3)		11	1
Net write-offs	(5)	(2)		(10)	(9)
End of period	$30	$42		$30	$42
Ameren Missouri:
Beginning of period	$11	$15		$13	$16
Bad debt expense	2	2		3	3
Net write-offs	(1)	(1)		(4)	(3)
End of period	$12	$16		$12	$16
Ameren Illinois:(a)
Beginning of period	$17	$32		$16	$34
Bad debt expense	5	(5)	(b)	8	(2)	(b)
Net write-offs	(4)	(1)		(6)	(6)
End of period	$18	$26		$18	$26
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
Supplemental Cash Flow Information
Capital expenditures for the six months ended June 30, 2021, at Ameren and Ameren Missouri included wind generation expenditures of $417 million.
The following table provides noncash financing and investing activity excluded from the statements of cash flows for the six months ended June 30, 2022 and 2021:

	June 30, 2022			June 30, 2021
	Ameren	Ameren Missouri	Ameren Illinois	Ameren	Ameren Missouri	Ameren Illinois
Investing
Accrued capital expenditures	$408	$204	$193	$434	$259	$174
Net realized and unrealized gain/(loss) – nuclear decommissioning trust fund	(211)	(211)	—	85	85	—
Financing
Issuance of common stock for stock-based compensation	$31	$—	$—	$33	$—	$—
Issuance of common stock under the DRPlus	8	—	—	—	—	—
Asset Retirement Obligations
The following table provides a reconciliation of the beginning and ending carrying amount of AROs for the six months ended June 30, 2022:

	Ameren Missouri		Ameren Illinois		Ameren
Balance at December 31, 2021	$760	(a)	$4	(b)	$764	(a)
Accretion	15	(c)	—		15	(c)
Change in estimates	2		—		2
Balance at June 30, 2022	$777	(a)	$4	(b)	$781	(a)
(a)Balance included $7 million in “Other current liabilities” on the balance sheet as of both June 30, 2022, and December 31, 2021.
(b)Included in “Other deferred credits and liabilities” on the balance sheet.
(c)Accretion expense attributable to Ameren Missouri was recorded as a decrease to regulatory liabilities.

Stock-based Compensation
Ameren’s long-term incentive plan available for eligible employees, the 2014 Omnibus Incentive Compensation Plan (2014 Plan), was replaced prospectively for new grants only by the 2022 Omnibus Incentive Compensation Plan (2022 Plan) effective May 12, 2022. The 2022 Plan provides for a maximum of 8.8 million common shares to be available for grant to eligible employees and directors, and retains many of the features of the 2014 Plan. The 2022 Plan permits the grant of restricted stock, restricted stock units, stock options (incentive stock options and nonqualified stock options), stock appreciation rights, performance awards, cash-based awards and other stock-based awards.
In the first quarter of 2022 under the 2014 Plan, Ameren granted 267,849 performance share units with a grant date fair value of $25 million and 122,882 restricted share units with a grant date fair value of $11 million. Awards vest approximately 3 years after the grant date or on a pro-rata basis upon death or eligible retirement. The performance share units vest based on the achievement of certain specified market performance measures (229,566 performance share units) or clean energy transition targets (38,283 performance share units). The exact number of shares issued pursuant to a performance share unit varies from 0% to 200% of the target award, depending on actual company performance relative to the performance goals.
For the six months ended June 30, 2022 and 2021, excess tax benefits associated with the settlement of stock-based compensation awards reduced income tax expense by $5 million in both periods.
Deferred Compensation
At June 30, 2022, and December 31, 2021, the present value of benefits to be paid for deferred compensation obligations was $89 million and $91 million, respectively, which was primarily reflected in “Other deferred credits and liabilities” on Ameren’s consolidated balance sheet.
Operating Revenues
As of June 30, 2022 and 2021, our remaining performance obligations for contracts with a term greater than one year were immaterial. The Ameren Companies elected not to disclose the aggregate amount of the transaction price allocated to the performance obligations that are unsatisfied as of the end of the reporting period for contracts with an initial expected term of one year or less.
See Note 14 – Segment Information for disaggregated revenue information.
Excise Taxes
Ameren Missouri and Ameren Illinois collect from their customers excise taxes, including municipal and state excise taxes and gross receipts taxes that are levied on the sale or distribution of natural gas and electricity. The following table presents the excise taxes recorded on a gross basis in “Operating Revenues – Electric,” “Operating Revenues – Natural gas” and “Operating Expenses – Taxes other than income taxes” on the statements of income for the three and six months ended June 30, 2022 and 2021:

	Three Months		Six Months
	2022	2021	2022	2021
Ameren Missouri	$39	$35	$73	$66
Ameren Illinois	28	27	73	66
Ameren	$67	$62	$146	$132
Earnings per Share
The following table reconciles the basic weighted-average number of common shares outstanding to the diluted weighted-average number of common shares outstanding for the three and six months ended June 30, 2022 and 2021:

	Three Months		Six Months
	2022	2021	2022	2021
Weighted-average Common Shares Outstanding – Basic	258.2	256.1	258.0	255.2
Assumed settlement of performance share units and restricted stock units	1.0	1.1	1.1	1.3
Dilutive effect of forward sale agreements	0.2	—	0.1	—
Weighted-average Common Shares Outstanding – Diluted(a)	259.4	257.2	259.2	256.5
(a)There was an immaterial number of anti-dilutive securities excluded from the earnings per diluted share calculations for the three and six months ended June 30, 2022. There were no anti-dilutive securities excluded from the earnings per diluted share calculations for the three and six months ended June 30, 2021.

NOTE 14 – SEGMENT INFORMATION
The following tables present revenues, net income attributable to common shareholders, and capital expenditures by segment at Ameren and Ameren Illinois for the three and six months ended June 30, 2022 and 2021. Ameren, Ameren Missouri, and Ameren Illinois management review segment capital expenditure information rather than any individual or total asset amount. For additional information about our segments, see Note 16 – Segment Information under Part II, Item 8, of the Form 10-K.
Ameren

	Ameren Missouri		Ameren Illinois Electric Distribution	Ameren Illinois Natural Gas	Ameren Transmission		Other	Intersegment Eliminations	Ameren
Three Months 2022:
External revenues	$912		$504	$184	$126		$—	$—	$1,726
Intersegment revenues	7		—	—	24		—	(31)	—
Net income (loss) attributable to Ameren common shareholders	100		51	6	63	(a)	(13)	—	207
Capital expenditures	392		143	69	160		1	(1)	764
Three Months 2021:
External revenues	$799		$386	$168	$119		$—	$—	$1,472
Intersegment revenues	10		2	—	17		—	(29)	—
Net income (loss) attributable to Ameren common shareholders	111		41	8	55	(a)	(8)	—	207
Capital expenditures	567	(b)	129	61	131		—	(12)	876	(b)
Six Months 2022:
External revenues	$1,720		$968	$665	$252		$—	$—	$3,605
Intersegment revenues	17		1	—	44		—	(62)	—
Net income attributable to Ameren common shareholders	150		100	86	121	(a)	2	—	459
Capital expenditures	806		281	118	332		3	(2)	1,538
Six Months 2021:
External revenues	$1,494		$797	$515	$232		$—	$—	$3,038
Intersegment revenues	19		2	—	34		—	(55)	—
Net income attributable to Ameren common shareholders	158		87	83	102	(a)	10	—	440
Capital expenditures	1,101	(b)	286	109	272		1	(6)	1,763	(b)
(a)Ameren Transmission earnings reflect an allocation of financing costs from Ameren (parent).
(b)Includes $224 million and $417 million at Ameren and Ameren Missouri for wind generation expenditures for the three and six months ended June 30, 2021, respectively.
Ameren Illinois

	Ameren Illinois Electric Distribution	Ameren Illinois Natural Gas	Ameren Illinois Transmission	Intersegment Eliminations	Ameren Illinois
Three Months 2022:
External revenues	$504	$184	$81	$—	$769
Intersegment revenues	—	—	24	(24)	—
Net income available to common shareholder	51	6	46	—	103
Capital expenditures	143	69	145	—	357
Three Months 2021:
External revenues	$388	$168	$73	$—	$629
Intersegment revenues	—	—	15	(15)	—
Net income available to common shareholder	41	8	37	—	86
Capital expenditures	129	61	119	—	309

	Ameren Illinois Electric Distribution	Ameren Illinois Natural Gas	Ameren Illinois Transmission	Intersegment Eliminations	Ameren Illinois
Six Months 2022:
External revenues	$969	$665	$159	$—	$1,793
Intersegment revenues	—	—	44	(44)	—
Net income available to common shareholder	100	86	86	—	272
Capital expenditures	281	118	300	—	699
Six Months 2021:
External revenues	$799	$515	$138	$—	$1,452
Intersegment revenues	—	—	31	(31)	—
Net income available to common shareholder	87	83	65	—	235
Capital expenditures	286	109	251	—	646
The following tables present disaggregated revenues by segment at Ameren and Ameren Illinois for the three and six months ended June 30, 2022 and 2021. Economic factors affect the nature, timing, amount, and uncertainty of revenues and cash flows in a similar manner across customer classes. Revenues from alternative revenue programs have a similar distribution among customer classes as revenues from contracts with customers. Other revenues not associated with contracts with customers are presented in the Other customer classification, along with electric transmission and off-system revenues.
Ameren

	Ameren Missouri	Ameren Illinois Electric Distribution	Ameren Illinois Natural Gas	Ameren Transmission	Intersegment Eliminations	Ameren
Three Months 2022:
Residential	$371	$284	$—	$—	$—	$655
Commercial	298	180	—	—	—	478
Industrial	73	53	—	—	—	126
Other	148	(13)	—	150	(31)	254
Total electric revenues	$890	$504	$—	$150	$(31)	$1,513
Residential	$16	$—	$117	$—	$—	$133
Commercial	8	—	30	—	—	38
Industrial	1	—	11	—	—	12
Other	4	—	26	—	—	30
Total natural gas revenues	$29	$—	$184	$—	$—	$213
Total revenues(a)	$919	$504	$184	$150	$(31)	$1,726
Three Months 2021:
Residential	$328	$218	$—	$—	$—	$546
Commercial	271	127	—	—	—	398
Industrial	71	34	—	—	—	105
Other	119	9	—	136	(29)	235
Total electric revenues	$789	$388	$—	$136	$(29)	$1,284
Residential	$11	$—	$112	$—	$—	$123
Commercial	4	—	29	—	—	33
Industrial	1	—	3	—	—	4
Other	4	—	24	—	—	28
Total natural gas revenues	$20	$—	$168	$—	$—	$188
Total revenues(a)	$809	$388	$168	$136	$(29)	$1,472

	Ameren Missouri	Ameren Illinois Electric Distribution	Ameren Illinois Natural Gas	Ameren Transmission	Intersegment Eliminations	Ameren
Six Months 2022:
Residential	$703	$547	$—	$—	$—	$1,250
Commercial	538	338	—	—	—	876
Industrial	130	98	—	—	—	228
Other	257	(14)	—	296	(62)	477
Total electric revenues	$1,628	$969	$—	$296	$(62)	$2,831
Residential	$67	$—	$486	$—	$—	$553
Commercial	30	—	127	—	—	157
Industrial	3	—	28	—	—	31
Other	9	—	24	—	—	33
Total natural gas revenues	$109	$—	$665	$—	$—	$774
Total revenues(a)	$1,737	$969	$665	$296	$(62)	$3,605
Six Months 2021:
Residential	$640	$447	$—	$—	$—	$1,087
Commercial	487	259	—	—	—	746
Industrial	123	68	—	—	—	191
Other	180	25	—	266	(55)	416
Total electric revenues	$1,430	$799	$—	$266	$(55)	$2,440
Residential	$45	$—	$363	$—	$—	$408
Commercial	19	—	93	—	—	112
Industrial	2	—	17	—	—	19
Other	17	—	42	—	—	59
Total natural gas revenues	$83	$—	$515	$—	$—	$598
Total revenues(a)	$1,513	$799	$515	$266	$(55)	$3,038
(a)The following table presents increases/(decreases) in revenues from alternative revenue programs and other revenues not from contracts with customers for the three and six months ended June 30, 2022 and 2021:

	Ameren Missouri		Ameren Illinois Electric Distribution	Ameren Illinois Natural Gas	Ameren Transmission	Ameren
Three Months 2022:
Revenues from alternative revenue programs	$—		$41	$3	$(4)	$40
Other revenues not from contracts with customers	(36)		1	1	—	(34)
Three Months 2021:
Revenues from alternative revenue programs	$(5)		$34	$2	$5	$36
Other revenues not from contracts with customers	66	(a)	—	1	—	67	(a)
Six Months 2022:
Revenues from alternative revenue programs	$(6)		$96	$(2)	$(3)	$85
Other revenues not from contracts with customers	(36)	(a)	3	2	—	(31)	(a)
Six Months 2021:
Revenues from alternative revenue programs	$(15)		$95	$5	$4	$89
Other revenues not from contracts with customers	64	(a)	3	2	—	69	(a)
(a)Includes insurance recoveries related to lost sales associated with the Callaway Energy Center maintenance outage. See Note 9 – Callaway Energy Center under Part II, Item 8, of the Form 10-K for additional information.

Ameren Illinois

	Ameren Illinois Electric Distribution	Ameren Illinois Natural Gas	Ameren Illinois Transmission	Intersegment Eliminations	Ameren Illinois
Three Months 2022:
Residential	$284	$117	$—	$—	$401
Commercial	180	30	—	—	210
Industrial	53	11	—	—	64
Other	(13)	26	105	(24)	94
Total revenues(a)	$504	$184	$105	$(24)	$769
Three Months 2021:
Residential	$218	$112	$—	$—	$330
Commercial	127	29	—	—	156
Industrial	34	3	—	—	37
Other	9	24	88	(15)	106
Total revenues(a)	$388	$168	$88	$(15)	$629
Six Months 2022:
Residential	$547	$486	$—	$—	$1,033
Commercial	338	127	—	—	465
Industrial	98	28	—	—	126
Other	(14)	24	203	(44)	169
Total revenues(a)	$969	$665	$203	$(44)	$1,793
Six Months 2021:
Residential	$447	$363	$—	$—	$810
Commercial	259	93	—	—	352
Industrial	68	17	—	—	85
Other	25	42	169	(31)	205
Total revenues(a)	$799	$515	$169	$(31)	$1,452
(a)The following table presents increases/(decreases) in revenues from alternative revenue programs and other revenues not from contracts with customers for the Ameren Illinois segments for the three and six months ended June 30, 2022 and 2021:

	Ameren Illinois Electric Distribution	Ameren Illinois Natural Gas	Ameren Illinois Transmission	Ameren Illinois
Three Months 2022:
Revenues from alternative revenue programs	$41	$3	$(3)	$41
Other revenues not from contracts with customers	1	1	—	2
Three Months 2021:
Revenues from alternative revenue programs	$34	$2	$2	$38
Other revenues not from contracts with customers	—	1	—	1
Six Months 2022:
Revenues from alternative revenue programs	$96	$(2)	$(2)	$92
Other revenues not from contracts with customers	3	2	—	5
Six Months 2021:
Revenues from alternative revenue programs	$95	$5	$1	$101
Other revenues not from contracts with customers	3	2	—	5
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
OVERVIEW
Net income attributable to Ameren common shareholders was $207 million, or $0.80 per diluted share, in both the three months ended June 30, 2022 and 2021. Net income attributable to Ameren common shareholders in the six months ended June 30, 2022, was $459 million, or $1.77 per diluted share, compared with $440 million, or $1.71 per diluted share, in the year-ago period. Net income for the three and six months ended June 30, 2022, was favorably affected by increased rate base investments across all segments and a higher recognized ROE at Ameren Illinois Electric Distribution and increased retail electric sales volumes at Ameren Missouri, primarily resulting from colder winter and warmer early summer temperatures experienced in 2022. Net income for the three and six months ended June 30, 2022, compared with the year-ago periods, were unfavorably affected by increased other operations and maintenance expenses not subject to formula rates, riders, or trackers, primarily due to a reduction in the cash surrender value of company-owned life insurance, higher transmission and distribution expenses due to the timing of expenses and disciplined project management, and an increase due to the expiration of contracts relating to refined coal tax credits at Ameren Missouri in 2021. Net income comparisons in both periods were also unfavorably affected by increased financing costs from debt issuances. Earnings per share comparisons in both periods were unfavorably affected by an increase in the weighted-average basic common shares outstanding.
Ameren’s strategic plan includes investing and operating its utilities in a manner consistent with existing regulatory frameworks, enhancing those frameworks, and advocating for responsible energy and economic policies, as well as creating and capitalizing on opportunities for investment for the benefit of its customers, shareholders, and the environment. Ameren remains focused on disciplined cost management and strategic capital allocation. Ameren invested $1.5 billion in its rate-regulated businesses in the six months ended June 30, 2022.
The COVID-19 pandemic continues to affect our results of operations, financial position, and liquidity. While our electric sales volumes, excluding the estimated effects of weather and customer energy-efficiency programs, increased in the first six months of 2022, compared to the same period in 2021, they were comparable to pre-pandemic levels at Ameren Missouri and remain below pre-pandemic levels at Ameren Illinois. However, revenues from Ameren Illinois’ electric distribution business, residential and small nonresidential customers of Ameren Illinois’ natural gas distribution business, and Ameren Illinois’ and ATXI’s electric transmission businesses are decoupled from changes in sales volumes. Earnings at Ameren Missouri and those associated with Ameren Illinois’ large nonresidential natural gas customers are exposed to such changes. There has also been a shift in sales volumes by customer class at both Ameren Missouri and Ameren Illinois, which began in 2020, with an increase in residential sales, and a decrease in commercial and industrial sales. The continued effect of the COVID-19 pandemic on our results of operations, financial position, and liquidity in subsequent periods will depend on its severity and longevity, future regulatory or legislative actions with respect thereto, and the resulting impact on business, economic, and capital market conditions. We continue to assess the impacts the COVID-19 pandemic is having on our businesses, including impacts on electric and natural gas sales volumes, liquidity, bad debt expense, and supply chain operations. For further discussion of these and other matters discussed below, see Note 1 – Summary of Significant Accounting Policies and Note 2 – Rate and Regulatory Matters under Part I, Item 1, of this report, and Results of Operations, Liquidity and Capital Resources, and Outlook sections below.
In December 2021, Ameren Missouri filed a motion with the United States District Court for the Eastern District of Missouri to modify a September 2019 remedy order issued by the district court to allow the retirement of the Rush Island Energy Center in advance of its previously expected useful life in lieu of installing a flue gas desulfurization system. In June 2022, Ameren Missouri supplemented its filing with the district court by proposing reduced operations, mostly operating during peak demand times and emergencies until the energy center is retired. The March 31, 2024 compliance date contained in the district court’s September 2019 remedy order remains in effect unless extended by the district court. In July 2022, in response to an Ameren Missouri request for a final, binding reliability assessment, the MISO designated the Rush Island Energy Center as a system support resource and concluded that certain mitigation measures, including transmission upgrades, should occur before the energy center is retired. The transmission upgrade projects have been approved by the MISO, and Ameren Missouri has started design and procurement activities necessary to complete the upgrades and expects to complete the upgrades by late 2025. The FERC will need to approve a system support resource agreement detailing the manner of continued operation of the Rush Island Energy Center, as well as a request from Ameren Missouri for recovery of non-energy costs under the related MISO tariff. The agreement, if approved, would have a term of 12 months. The system support resource designation and the related agreement are subject to renewal and revision. Any difference between revenues and costs under the MISO tariff is expected to be included in the FAC. The district court has the authority to determine the retirement date and operating parameters for the Rush Island Energy Center and is not bound by the MISO determination of the Rush Island Energy Center as a system support resource or the FERC’s approval. While the district court is under no deadline to issue a ruling modifying the remedy order, a decision is expected in the near term. Related to this matter, in February 2022, the MoPSC issued an order directing the MoPSC staff to review Ameren Missouri’s planned accelerated retirement of the Rush Island Energy Center, including potential impacts on the reliability and cost of Ameren Missouri’s service to its customers; Ameren Missouri’s plans to mitigate the customer impacts of the accelerated retirement; and the prudence of Ameren Missouri’s actions and decisions with regard to the Rush Island Energy Center, which is expected to be addressed in the current electric service regulatory rate review, among other things. In April 2022, the MoPSC staff filed an initial report with the MoPSC in which the staff concluded early retirement of the Rush Island Energy Center may cause reliability concerns. The MoPSC staff is under no deadline to complete this review. Ameren Missouri expects to seek approval from the MoPSC to finance the costs associated with the retirement, including the remaining unrecovered net plant balance associated with the facility, through the issuance of securitized utility tariff bonds pursuant to the Missouri securitization statute. See Note 9 – Commitments and Contingencies under Part I, Item 1, of this report for additional information.
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
In February 2022, Ameren Missouri, through a subsidiary, entered into a build-transfer agreement to acquire, after construction, a 150-MW solar generation facility, which is expected to be located in southeastern Illinois and, if approved by the MoPSC, serve customers under Ameren Missouri’s Renewable Solutions Program. In June 2022, Ameren Missouri, through a subsidiary, entered into a build-transfer agreement to acquire, after construction, a 200-MW solar generation facility, which is expected to be located in central Missouri and support Ameren Missouri’s compliance with the state of Missouri’s requirement of achieving 15% of retail sales from renewable energy sources, of which 2% must be derived from solar energy sources. The acquisitions are aligned with the 2022 Change to the 2020 IRP, which Ameren Missouri filed with the MoPSC in June 2022, and are subject to certain conditions, including the issuance of certificates of convenience and necessity by the MoPSC, obtaining MISO transmission interconnection agreements, and approval by the FERC. In July 2022, Ameren Missouri filed for certificates of convenience and necessity with the MoPSC for both facilities and expects decisions by March 2023 and April 2023 for the 200-MW facility and the 150-MW facility, respectively. Depending on the timing of regulatory approvals and the impact of potential sourcing issues resulting from a Department of Commerce investigation of solar panels imported from four Southeast Asian countries initiated in late March 2022 and the detention of certain solar panels sourced from China as a result of the Uyghur Forced Labor Prevention Act that was passed in December 2021, the projects could be completed as early as the fourth quarter of 2024.
In June 2022, Missouri Senate Bill 745 was enacted and will become effective on August 28, 2022. The law extended Ameren Missouri’s PISA election through December 2028 and allows for an additional five-year extension through December 2033 if requested by Ameren Missouri and approved by the MoPSC, among other things. The law established a 2.5% annual limit on increases to the electric service revenue requirement used to set customer rates due to the inclusion of incremental PISA deferrals in the revenue requirement. The limitation will be effective for revenue requirements approved by the MoPSC after January 1, 2024, and will be based on the revenue requirement established in the immediately preceding rate order. The current rate limitation, which is effective through 2023, is a 2.85% cap on the compound annual growth rate in the average overall customer rate per kilowatthour, based on the electric rates that became effective in April 2017, less half of the annual savings from the TCJA that was passed on to customers as approved in a July 2018 MoPSC order. The law also established electric and natural gas property tax trackers that allow Ameren Missouri to defer the difference between actual property taxes incurred and related taxes included in customer rates as a regulatory asset or regulatory liability, with the difference expected to be reflected in rate base in a subsequent rate order.
In August 2022, Ameren Missouri filed a request with the MoPSC seeking approval to increase its annual revenues for electric service by $316 million. The electric rate increase request is based on a 10.2% ROE, a capital structure composed of 51.9% common equity, a rate base of $11.6 billion, and a test year ended March 31, 2022, with certain pro-forma adjustments expected through an anticipated true-up date of December 31, 2022. The MoPSC proceeding relating to the proposed electric service rate changes will take place over a period of up to 11 months, with a decision by the MoPSC expected by June 2023 and new rates effective by July 2023.

In January 2022, Ameren Illinois filed a request with the ICC proposing performance metrics that would be used in determining ROE incentives and penalties under an MYRP. In April 2022, Ameren Illinois filed a revised request proposing total ROE incentives and penalties of 24 basis points, allocated evenly among eight proposed performance metrics. In May 2022, the ICC staff recommended that the ICC allow ROE incentives and penalties of no less than 20 basis points and no more than 24 basis points, allocated evenly across the number of performance metrics ultimately approved by the ICC. The ICC is required to issue an order on this matter by September 30, 2022.
In April 2022, Ameren Illinois filed its annual electric distribution service performance-based formula rate update with the ICC to be used for 2023 rates. In July 2022, Ameren Illinois filed a revised request seeking to increase its annual revenues for electric distribution service by $84 million. In June 2022, the ICC staff submitted its calculation of the revenue requirement included in Ameren Illinois’ update filing, recommending a $60 million increase in Ameren Illinois’ electric distribution service rates. An ICC decision in this proceeding is required by December 2022, with new rates effective in January 2023.
In June 2022, Ameren Illinois filed its annual electric customer energy-efficiency formula rate update to increase its rates by $17 million with the ICC. An ICC decision in this proceeding is required by December 2022, with new rates effective January 2023.
In June 2022, the ICC issued an order approving Ameren Illinois’ revised energy-efficiency plan that includes annual investments in electric energy-efficiency programs of approximately $120 million per year through 2025, which reflects the increased level of annual investments allowed under the IETL. The ICC has the ability to reduce the amount of electric energy-efficiency savings goals in future plan program years if there are insufficient cost-effective programs available, which could reduce the investments in electric energy-efficiency programs. The electric energy-efficiency program investments and the return on those investments are collected from customers through a rider and are not recovered through the electric distribution service performance-based formula ratemaking framework.
RESULTS OF OPERATIONS
Our results of operations and financial position are affected by many factors. Economic conditions, including those resulting from the COVID-19 pandemic discussed below, energy-efficiency investments by our customers and by us, technological advances, distributed generation, and the actions of key customers can significantly affect the demand for our services. Ameren and Ameren Missouri results are also affected by seasonal fluctuations in winter heating and summer cooling demands, as well as by energy center maintenance outages. Additionally, fluctuations in interest rates and conditions in the capital and credit markets affect our cost of borrowing, our pension and postretirement benefits costs, and the cash surrender value of company-owned life insurance. Almost all of Ameren’s revenues are subject to state or federal regulation. This regulation has a material impact on the rates we charge customers for our services. Our results of operations, financial position, and liquidity are affected by our ability to align our overall spending, both operating and capital, with the frameworks established by our regulators. See Note 2 – Rate and Regulatory Matters under Part I, Item 1, of this report and Note 2 – Rate and Regulatory Matters under Part II, Item 8, of the Form 10-K for additional information regarding Ameren Missouri’s, Ameren Illinois’, and ATXI’s regulatory mechanisms.
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

Earnings Summary
The following table presents a summary of Ameren’s earnings for the three and six months ended June 30, 2022 and 2021:

	Three Months		Six Months
	2022	2021	2022	2021
Net income attributable to Ameren common shareholders	$207	$207	$459	$440
Earnings per common share – diluted	0.80	0.80	1.77	1.71
Net income attributable to Ameren common shareholders was comparable between the three months ended June 30, 2022, and the same period in 2021. Net income increased $10 million and $8 million at Ameren Illinois Electric Distribution and Ameren Transmission, respectively. The net income increases were offset by net income decreases of $11 million and $2 million at Ameren Missouri and Ameren Illinois Natural Gas, respectively, and an increase in net loss of $5 million for activity not reported as part of a segment, primarily at Ameren (parent).
Net income attributable to Ameren common shareholders increased $19 million, or 6 cents per diluted share, in the six months ended June 30, 2022, compared with the year-ago period. The increase was due to net income increases of $19 million, $13 million, and $3 million at Ameren Transmission, Ameren Illinois Electric Distribution, and Ameren Illinois Natural Gas, respectively. These increases were partially offset by an $8 million decrease in net income at Ameren Missouri and an $8 million decrease in the net income for activity not reported as part of a segment, primarily at Ameren (parent).
Earnings per diluted share were favorably affected in the three and six months ended June 30, 2022, compared to the year-ago periods (except where a specific period is referenced), by:
•increased rate base investments at Ameren Transmission and Ameren Illinois Electric Distribution and a higher recognized ROE due to a higher estimated annual average of the monthly yields of the 30-year United States Treasury bonds at Ameren Illinois Electric Distribution, which increased revenues at these segments (6 cents and 10 cents per share, respectively);
•increased electric retail sales at Ameren Missouri, primarily resulting from colder winter temperatures and warmer early summer temperatures experienced in 2022 (estimated at 5 cents and 8 cents per share, respectively);
•increased base rate revenues for the inclusion of previously deferred interest charges pursuant to the December 2021 MoPSC electric rate order, partially offset by lower deferral of interest charges related to infrastructure investments associated with the PISA and RESRAM (2 cents and 5 cents per share, respectively);
•increased Ameren Illinois Natural Gas earnings from investments in qualifying infrastructure recovered under the QIP and higher base rates pursuant to the ICC’s January 2021 natural gas rate order (1 cent and 4 cents per share, respectively);
•increased other income, net, primarily due to increased non-service cost components of net periodic benefit income not subject to formula rates or trackers (2 cents per share for the six months ended June 30, 2022);
•the absence in 2022 of the FERC’s March 2021 order, primarily related to the historical recovery of materials and supplies inventories, which decreased Ameren Transmission revenues in 2021 (3 cents per share for the six months ended June 30, 2022); and
•higher base rates at Ameren Missouri pursuant to the December 2021 MoPSC electric rate order, partially offset by the amortization of previously deferred depreciation expense under the PISA and RESRAM, financing costs otherwise recoverable under the PISA and RESRAM, a higher base level of expenses, and the net recovery for amounts associated with the reduction in sales volumes resulting from MEEIA programs (2 cents per share for both periods).
Earnings per diluted share were unfavorably affected in the three and six months ended June 30, 2022, compared to the year-ago periods, by:
•increased other operations and maintenance expenses not subject to formula rates, riders, or trackers, primarily due to a reduction in the cash surrender value of company-owned life insurance, higher transmission and distribution expenses due to the timing of expenses and disciplined project management, and an increase due to the expiration of contracts relating to refined coal tax credits at Ameren Missouri in 2021 (13 cents and 21 cents per share, respectively);
•increased financing costs, primarily at Ameren (parent) and Ameren Missouri, largely due to higher long-term debt balances (4 cents and 6 cents per share, respectively); and
•increased weighted-average basic common shares outstanding resulting from issuances of common shares as detailed in Note 4 – Long-term Debt and Equity Financings under Part I, Item 1, of this report, and Note 5 – Long Term Debt and Equity Financings under Part II, Item 8, of the Form 10-K (1 cent and 2 cents per share, respectively).
The cents per share variances above are presented based on the weighted-average basic common shares outstanding in the three and six months ended June 30, 2021, and do not reflect the impact of dilution on earnings per share, unless otherwise noted. The amounts above other than variances related to income taxes have been presented net of income taxes using Ameren’s 2022 blended federal and state statutory tax rate of 26%. For additional details regarding the Ameren Companies’ results of operations, including explanations of Electric and Natural Gas Margins; Other Operations and Maintenance Expenses; Depreciation and Amortization Expenses; Taxes Other Than Income Taxes; Other Income, Net; Interest Charges; and Income Taxes, see the major headings below.
Below is Ameren’s table of income statement components by segment for the three and six months ended June 30, 2022 and 2021:

	Ameren Missouri	Ameren Illinois Electric Distribution	Ameren Illinois Natural Gas	Ameren Transmission	Other / Intersegment Eliminations	Ameren
Three Months 2022:
Electric revenues	$890	$504	$—	$150	$(31)	$1,513
Fuel	(83)	—	—	—	—	(83)
Purchased power	(161)	(182)	—	—	25	(318)
Electric margins	646	322	—	150	(6)	1,112
Natural gas revenues	29	—	184	—	—	213
Natural gas purchased for resale	(12)	—	(68)	—	—	(80)
Natural gas margins	17	—	116	—	—	133
Other operations and maintenance expenses	(260)	(148)	(63)	(16)	(4)	(491)
Depreciation and amortization expenses	(178)	(82)	(25)	(30)	(1)	(316)
Taxes other than income taxes	(90)	(19)	(16)	(2)	(2)	(129)
Operating income (loss)	135	73	12	102	(13)	309
Other income, net	24	15	6	4	13	62
Interest charges	(60)	(18)	(11)	(20)	(17)	(126)
Income (taxes) benefit	2	(18)	(1)	(23)	4	(36)
Net income (loss)	101	52	6	63	(13)	209
Noncontrolling interests – preferred stock dividends	(1)	(1)	—	—	—	(2)
Net income (loss) attributable to Ameren common shareholders	$100	$51	$6	$63	$(13)	$207
Three Months 2021:
Electric revenues	$789	$388	$—	$136	$(29)	$1,284
Fuel	(173)	—	—	—	—	(173)
Purchased power	(50)	(99)	—	—	20	(129)
Electric margins	566	289	—	136	(9)	982
Natural gas revenues	20	—	168	—	—	188
Natural gas purchased for resale	(5)	—	(60)	—	—	(65)
Natural gas margins	15	—	108	—	—	123
Other operations and maintenance expenses	(218)	(129)	(53)	(14)	2	(412)
Depreciation and amortization expenses	(157)	(77)	(22)	(27)	(2)	(285)
Taxes other than income taxes	(85)	(18)	(15)	(2)	(2)	(122)
Operating income (loss)	121	65	18	93	(11)	286
Other income, net	24	11	3	2	9	49
Interest charges	(36)	(19)	(10)	(20)	(11)	(96)
Income (taxes) benefit	3	(16)	(3)	(20)	5	(31)
Net income (loss)	112	41	8	55	(8)	208
Noncontrolling interests – preferred stock dividends	(1)	—	—	—	—	(1)
Net income (loss) attributable to Ameren common shareholders	$111	$41	$8	$55	$(8)	$207

	Ameren Missouri	Ameren Illinois Electric Distribution	Ameren Illinois Natural Gas	Ameren Transmission	Other / Intersegment Eliminations	Ameren
Six Months 2022:
Electric revenues	$1,628	$969	$—	$296	$(62)	$2,831
Fuel	(259)	—	—	—	—	(259)
Purchased power	(211)	(333)	—	—	49	(495)
Electric margins	1,158	636	—	296	(13)	2,077
Natural gas revenues	109	—	665	—	—	774
Natural gas purchased for resale	(58)	—	(315)	—	—	(373)
Natural gas margins	51	—	350	—	—	401
Other operations and maintenance expenses	(492)	(295)	(126)	(32)	(7)	(952)
Depreciation and amortization expenses	(342)	(163)	(48)	(60)	(2)	(615)
Taxes other than income taxes	(175)	(39)	(47)	(4)	(6)	(271)
Operating income (loss)	200	139	129	200	(28)	640
Other income, net	47	31	10	7	27	122
Interest charges	(99)	(36)	(22)	(42)	(31)	(230)
Income (taxes) benefit	4	(33)	(31)	(44)	34	(70)
Net income	152	101	86	121	2	462
Noncontrolling interests – preferred stock dividends	(2)	(1)	—	—	—	(3)
Net income attributable to Ameren common shareholders	$150	$100	$86	$121	$2	$459
Six Months 2021:
Electric revenues	$1,430	$799	$—	$266	$(55)	$2,440
Fuel	(238)	—	—	—	—	(238)
Purchased power	(138)	(221)	—	—	39	(320)
Electric margins	1,054	578	—	266	(16)	1,882
Natural gas revenues	83	—	515	—	—	598
Natural gas purchased for resale	(36)	—	(194)	—	—	(230)
Natural gas margins	47	—	321	—	—	368
Other operations and maintenance expenses	(443)	(254)	(109)	(30)	4	(832)
Depreciation and amortization expenses	(313)	(152)	(44)	(55)	(2)	(566)
Taxes other than income taxes	(162)	(38)	(40)	(4)	(6)	(250)
Operating income (loss)	183	134	128	177	(20)	602
Other income, net	47	19	6	5	18	95
Interest charges	(75)	(37)	(20)	(43)	(21)	(196)
Income (taxes) benefit	5	(28)	(31)	(37)	33	(58)
Net income	160	88	83	102	10	443
Noncontrolling interests – preferred stock dividends	(2)	(1)	—	—	—	(3)
Net income attributable to Ameren common shareholders	$158	$87	$83	$102	$10	$440

Below is Ameren Illinois’ table of income statement components by segment for the three and six months ended June 30, 2022 and 2021:

	Ameren Illinois Electric Distribution	Ameren Illinois Natural Gas	Ameren Illinois Transmission	Other / Intersegment Eliminations	Ameren Illinois
Three Months 2022:
Electric revenues	$504	$—	$105	$(24)	585
Purchased power	(182)	—	—	24	(158)
Electric margins	322	—	105	—	427
Natural gas revenues	—	184	—	—	184
Natural gas purchased for resale	—	(68)	—	—	(68)
Natural gas margins	—	116	—	—	116
Other operations and maintenance expenses	(148)	(63)	(14)	—	(225)
Depreciation and amortization expenses	(82)	(25)	(21)	—	(128)
Taxes other than income taxes	(19)	(16)	—	—	(35)
Operating income (loss)	73	12	70	—	155
Other income, net	15	6	4	—	25
Interest charges	(18)	(11)	(12)	—	(41)
Income taxes	(18)	(1)	(16)	—	(35)
Net income	52	6	46	—	104
Preferred stock dividends	(1)	—	—	—	(1)
Net income attributable to common shareholder	$51	$6	$46	$—	$103
Three Months 2021:
Electric revenues	388	$—	$88	$(15)	461
Purchased power	(99)	—	—	15	(84)
Electric margins	289	—	88	—	377
Natural gas revenues	—	168	—	—	168
Natural gas purchased for resale	—	(60)	—	—	(60)
Natural gas margins	—	108	—	—	108
Other operations and maintenance expenses	(129)	(53)	(11)	—	(193)
Depreciation and amortization expenses	(77)	(22)	(18)	—	(117)
Taxes other than income taxes	(18)	(15)	(1)	—	(34)
Operating income (loss)	65	18	58	—	141
Other income, net	11	3	2	—	16
Interest charges	(19)	(10)	(11)	—	(40)
Income taxes	(16)	(3)	(12)	—	(31)
Net income attributable to common shareholder	$41	$8	$37	$—	$86

	Ameren Illinois Electric Distribution	Ameren Illinois Natural Gas	Ameren Illinois Transmission	Other / Intersegment Eliminations	Ameren Illinois
Six Months 2022:
Electric revenues	$969	$—	$203	$(44)	$1,128
Purchased power	(333)	—	—	44	(289)
Electric margins	636	—	203	—	839
Natural gas revenues	—	665	—	—	665
Natural gas purchased for resale	—	(315)	—	—	(315)
Natural gas margins	—	350	—	—	350
Other operations and maintenance expenses	(295)	(126)	(27)	—	(448)
Depreciation and amortization expenses	(163)	(48)	(41)	—	(252)
Taxes other than income taxes	(39)	(47)	(2)	—	(88)
Operating income (loss)	139	129	133	—	401
Other income, net	31	10	8	—	49
Interest charges	(36)	(22)	(25)	—	(83)
Income taxes	(33)	(31)	(30)	—	(94)
Net income	101	86	86	—	273
Preferred stock dividends	(1)	—	—	—	(1)
Net income attributable to common shareholder	$100	$86	$86	$—	$272
Six Months 2021:
Electric revenues	$799	$—	$169	$(31)	$937
Purchased power	(221)	—	—	31	(190)
Electric margins	578	—	169	—	747
Natural gas revenues	—	515	—	—	515
Natural gas purchased for resale	—	(194)	—	—	(194)
Natural gas margins	—	321	—	—	321
Other operations and maintenance expenses	(254)	(109)	(24)	—	(387)
Depreciation and amortization expenses	(152)	(44)	(36)	—	(232)
Taxes other than income taxes	(38)	(40)	(2)	—	(80)
Operating income (loss)	134	128	107	—	369
Other income, net	19	6	5	—	30
Interest charges	(37)	(20)	(25)	—	(82)
Income taxes	(28)	(31)	(22)	—	(81)
Net income	88	83	65	—	236
Preferred stock dividends	(1)	—	—	—	(1)
Net income attributable to common shareholder	$87	$83	$65	$—	$235
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

Electric Margins

Increase by Segment
	Overall Ameren Increase of $130 Million (QTD YoY)	Overall Ameren Increase of $195 Million (YTD YoY)
Total by Segment(a)

$2,500
$2,000
$1,500
$1,000
$500
$0
$ (Millions)
$1,112
$150
$322
$646
$982
$136
$289
$566
$2,077
$296
$636
$1,158
$1,882
$266
$578
$1,054
QTD 2022
QTD 2021
YTD 2022
YTD 2021

(a)Includes other/intersegment eliminations of $(6) million, $(9) million, $(13) million, and $(16) million in the three months ended June 30, 2022 and 2021, and six months ended June 30, 2022 and 2021, respectively.

Ameren Missouri	Ameren Illinois Electric Distribution	Ameren Transmission	Other/Intersegment Eliminations
Natural Gas Margins

Increase by Segment
	Overall Ameren Increase of $10 Million (QTD YoY)	Overall Ameren Increase of $33 Million (YTD YoY)
Total by Segment

$450
$400
$350
$300
$250
$200
$150
$100
$50
$0
$ (Millions)
$133
$116
$17
$123
$108
$15
$401
$350
$51
$368
$321
$47
QTD 2022
QTD 2021
YTD 2022
YTD 2021

Ameren Missouri	Ameren Illinois Natural Gas

The following tables present the favorable (unfavorable) variations by Ameren segment for electric and natural gas margins for the three and six months ended June 30, 2022, compared with the year-ago periods:

Electric and Natural Gas Margins
Three Months	Ameren Missouri	Ameren Illinois Electric Distribution	Ameren Illinois Natural Gas	Ameren Transmission(a)	Other /Intersegment Eliminations	Ameren
Electric revenue change:
Effect of weather (estimate)(b)	$21	$—	$—	$—	$—	$21
Base rates (estimate)(c)	59	28	—	14	—	101
Off-system sales, capacity, and FAC revenues, net	2	—	—	—	—	2
Ameren Illinois energy-efficiency program investment revenues	—	3	—	—	—	3
Other	2	2	—	—	—	4
Cost recovery mechanisms – offset in fuel and purchased power(d)	4	83	—	—	(2)	85
Other cost recovery mechanisms(e)	13	—	—	—	—	13
Total electric revenue change	$101	$116	$—	$14	$(2)	$229
Fuel and purchased power change:
Energy costs (excluding the estimated effect of weather)	$(8)	$—	$—	$—	$—	$(8)
Effect of weather (estimate)(b)	(4)	—	—	—	—	(4)
Effect of higher net energy costs included in base rates	(3)	—	—	—	—	(3)
Transmission services charges	(1)	—	—	—	—	(1)
Other	(1)	—	—	—	3	2
Cost recovery mechanisms – offset in electric revenue(d)	(4)	(83)	—	—	2	(85)
Total fuel and purchased power change	$(21)	$(83)	$—	$—	$5	$(99)
Net change in electric margins	$80	$33	$—	$14	$3	$130
Natural gas revenue change:
Base rates (estimate)	$2	$—	$—	$—	$—	$2
QIP rider	—	—	6	—	—	6
Other	—	—	2	—	—	2
Cost recovery mechanisms – offset in natural gas purchased for resale(d)	7	—	8	—	—	15
Total natural gas revenue change	$9	$—	$16	$—	$—	$25
Natural gas purchased for resale change:
Cost recovery mechanisms – offset in natural gas revenue(d)	$(7)	$—	$(8)	$—	$—	$(15)
Total natural gas purchased for resale change	$(7)	$—	$(8)	$—	$—	$(15)
Net change in natural gas margins	$2	$—	$8	$—	$—	$10

Six Months	Ameren Missouri	Ameren Illinois Electric Distribution	Ameren Illinois Natural Gas	Ameren Transmission(a)	Other /Intersegment Eliminations	Ameren
Electric revenue change:
Effect of weather (estimate)(b)	$28	$—	$—	$—	$—	$28
Base rates (estimate)(c)	77	47	—	30	—	154
Sales volumes and changes in customer usage patterns (excluding the estimated effects of weather and MEEIA)	4	—	—	—	—	4
Off-system sales, capacity, and FAC revenues, net	54	—	—	—	—	54
Ameren Illinois energy-efficiency program investment revenues	—	6	—	—	—	6
Other	1	2	—	—	—	3
Cost recovery mechanisms – offset in fuel and purchased power(d)	28	112	—	—	(7)	133
Other cost recovery mechanisms(e)	6	3	—	—	—	9
Total electric revenue change	$198	$170	$—	$30	$(7)	$391
Fuel and purchased power change:
Energy costs (excluding the estimated effect of weather)	$(55)	$—	$—	$—	$—	$(55)
Effect of weather (estimate)(b)	(5)	—	—	—	—	(5)
Effect of higher net energy costs included in base rates	(3)	—	—	—	—	(3)
Transmission services charges	(1)	—	—	—	—	(1)
Other	(2)	—	—	—	3	1
Cost recovery mechanisms – offset in electric revenue(d)	(28)	(112)	—	—	7	(133)
Total fuel and purchased power change	$(94)	$(112)	$—	$—	$10	$(196)
Net change in electric margins	$104	$58	$—	$30	$3	$195
Natural gas revenue change:
Base rates (estimate)	$3	$—	$3	$—	$—	$6
Change in rate design	—	—	1	—	—	1
QIP rider	—	—	15	—	—	15
Other	—	—	4	—	—	4
Cost recovery mechanisms – offset in natural gas purchased for resale(d)	22	—	121	—	—	143
Other cost recovery mechanisms(e)	1	—	6	—	—	7
Total natural gas revenue change	$26	$—	$150	$—	$—	$176
Natural gas purchased for resale change:
Cost recovery mechanisms – offset in natural gas revenue(d)	$(22)	$—	$(121)	$—	$—	$(143)
Total natural gas purchased for resale change	$(22)	$—	$(121)	$—	$—	$(143)
Net change in natural gas margins	$4	$—	$29	$—	$—	$33
(a)Includes an increase in transmission margins of $17 million and $34 million at Ameren Illinois for the three and six months ended June 30, 2022, compared with the year-ago periods.
(b)Represents the estimated variation resulting primarily from changes in cooling and heating degree-days on electric and natural gas demand compared with the year-ago periods; this variation is based on temperature readings from the National Oceanic and Atmospheric Administration weather stations at local airports in our service territories.
(c)For Ameren Illinois Electric Distribution and Ameren Transmission, base rates include increases or decreases to operating revenues related to the revenue requirement reconciliation adjustment under formula rates. For Ameren Missouri, base rates exclude an increase for the recovery of lost electric margins resulting from the MEEIA customer energy-efficiency programs and an increase in base rates for RESRAM. These changes in Ameren Missouri base rates are included in the “Sales volumes and changes in customer usage patterns (excluding the estimated effects of weather and MEEIA)” and “Cost recovery mechanisms - offset in fuel and purchased power” line items, respectively.
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

Ameren
Ameren’s electric margins increased $130 million, or 13%, and $195 million, or 10%, for the three and six months ended June 30, 2022, respectively, compared with the year-ago periods, due to increased margins at Ameren Missouri, Ameren Illinois Electric Distribution, and Ameren Transmission, as discussed below. Ameren’s natural gas margins increased $10 million, or 8%, and $33 million, or 9%, for the three and six months ended June 30, 2022, respectively, compared with the year-ago periods, due to increased margins at Ameren Illinois Natural Gas and Ameren Missouri, as discussed below.
Ameren Transmission
Ameren Transmission’s margins increased $14 million, or 10%, and $30 million, or 11%, for the three and six months ended June 30, 2022, respectively, compared with the year-ago periods. Base rate revenues were favorably affected by increased capital investment (+$5 million and +$10 million, respectively), as evidenced by a 10% increase in rate base used to calculate the revenue requirement, as well as higher recoverable expenses (+$9 million and +$13 million, respectively), and the absence in 2022 of the FERC’s March 2021 order (+$7 million) for the six months ended June 30, 2022. See Transmission Formula Rate Revisions in Note 2 – Rate and Regulatory Matters under Part I, Item 1, of this report for additional information regarding the March 2021 FERC order.
Ameren Missouri
Ameren Missouri’s electric margins increased $80 million, or 14%, and $104 million, or 10%, for the three and six months ended June 30, 2022, respectively, compared with the year-ago periods. Revenues associated with “Cost recovery mechanisms – offset in fuel and purchased power” increased $4 million and $28 million, respectively, for the three and six months ended June 30, 2022. The increased revenues are fully offset by an increase in fuel and purchased power costs, which increased primarily due to 2022 amortization of costs previously deferred under the FAC that were reflected in customer rates. The changes to “Cost recovery mechanisms - offset in fuel and purchased power” are fully offset by “Cost recovery mechanisms - offset in electric revenue,” in the table above, and result in no impact to margins. Ameren Missouri’s 5% exposure to net energy cost variances under the FAC is reflected within “Off-system sales, capacity, and FAC revenues, net” and “Energy costs (excluding the estimated effect of weather)”.
The following items had a favorable effect on Ameren Missouri’s electric margins for the three and six months ended June 30, 2022, compared with the year-ago periods (except where a specific period is referenced):
•The December 2021 MoPSC electric rate order effective February 28, 2022, that resulted in higher electric base rates, excluding the change in base rates for the MEEIA customer energy efficiency programs and the RESRAM, partially offset by higher net energy costs included in base rates, increased margins $56 million and $74 million, respectively. The change in electric base rates is the sum of the change in “Base rates (estimate)” (+$59 million and +$77 million, respectively) and the “Effect of higher net energy costs included in base rates” (-$3 million and -$3 million, respectively) in the table above.
•Summer temperatures were warmer as cooling degree days increased 12% for the three months ended June 30, 2022, and winter temperatures were colder as heating degree days increased 1% for the three months ended March 31, 2022. The aggregate effect of weather increased margins an estimated $17 million and $23 million, respectively. The change in margins due to weather is the sum of the “Effect of weather (estimate)” on electric revenues (+$21 million and +$28 million, respectively) and the “Effect of weather (estimate)” on fuel and purchased power (-$4 million and -$5 million, respectively) in the table above.
•Other cost recovery mechanisms increased margins $13 million and $6 million, respectively, due to increased RESRAM revenues (+$8 million and +$12 million, respectively) primarily resulting from higher off-system sales recoverable under the RESRAM, increased excise taxes (+$4 million and +$6 million, respectively), and a change in recoverable MEEIA program costs (+$1 million and -$12 million, respectively).
•Excluding the estimated effects of weather and the MEEIA customer energy-efficiency programs, electric revenues increased an estimated $4 million for the six months ended June 30, 2022. The increase was primarily due to an increase in retail sales volumes, partially offset by a decrease in the average retail price per kilowatthour due to changes in customer usage patterns.
Ameren Missouri’s electric margins decreased $6 million and $1 million due to Ameren Missouri’s 5% exposure to net energy cost variances under the FAC for the three and six months ended June 30, 2022, respectively. Net energy costs were higher than those reflected in base rates, primarily because of higher purchased power costs due to higher energy prices and the absence of electric revenues from insurance recoveries related to the Callaway Energy Center maintenance outage in 2021 in both periods, partially offset in the six months ended June 30, 2022, by an increase in off-system sales revenue due to higher energy prices and increased generation from the Callaway Energy Center. In the three and six months ended June 30, 2022, higher capacity revenues were almost entirely offset by higher capacity costs included in “Purchased power” on Ameren’s and Ameren Missouri’s consolidated income statements, with the increase in both revenues and expenses caused by the capacity prices set in the April 2022 MISO capacity auction, which became effective in June 2022. See Outlook for additional information related to the April 2022 MISO capacity auction. The change in net energy costs is the sum of “Off-system sales, capacity and FAC revenues, net” (+$2 million and +$54 million, respectively) and “Energy costs (excluding the estimated effect of weather)” (-$8 million and -$55 million, respectively) in the table above.

Ameren Missouri’s natural gas margins increased $2 million, or 13%, and $4 million, or 9%, for the three and six months ended June 30, 2022, respectively, compared with the year-ago periods, primarily due to increased base rates as a result of the December 2021 MoPSC gas rate order effective February 28, 2022. Purchased gas costs increased $7 million and $22 million for the three and six months ended June 30, 2022, respectively, due to 2022 amortization of natural gas costs previously deferred under the PGA, driven by a significant increase in cost and customer demand as result of the extremely cold weather in mid-February 2021, partially offset by lower natural gas prices in 2022. The increased purchased natural gas costs are fully offset by an increase in natural gas revenues under the PGA rider, resulting in no impact to margin. The increase in purchased natural gas cost is reflected in “Cost recovery mechanisms – offset in natural gas revenue” and the associated recoverability from customers is reflected in “Cost recovery mechanisms – offset in natural gas purchased for resale” in the table above.
Ameren Illinois
Ameren Illinois’ electric margins increased $50 million, or 13%, and $92 million, or 12%, for the three and six months ended June 30, 2022, respectively, compared with the year-ago periods, driven by increased margins at Ameren Illinois Electric Distribution and Ameren Illinois Transmission. Ameren Illinois Natural Gas’ margins increased $8 million, or 7%, and $29 million, or 9%, for the three and six months ended June 30, 2022, respectively, compared with the year-ago periods.
Ameren Illinois Electric Distribution
Ameren Illinois Electric Distribution’s margins increased $33 million, or 11%, and $58 million, or 10%, for the three and six months ended June 30, 2022, respectively, compared with the year-ago periods. Purchased power costs increased $83 million and $112 million for the three and six months ended June 30, 2022, respectively, primarily resulting from higher electric prices. The increased purchased power costs are fully offset by an increase in electric revenues under the cost recovery mechanisms for purchased power, resulting in no impact to margin. The increase in purchased power cost is reflected in “Cost recovery mechanisms – offset in electric revenue” and the associated recoverability from customers is reflected in “Cost recovery mechanisms – offset in fuel and purchased power” in the table above.
The following items had a favorable effect on Ameren Illinois Electric Distribution’s margins for the three and six months ended June 30, 2022, compared with the year-ago periods:
•Base rates increased due to a higher recognized ROE (+$6 million and +$8 million, respectively), as evidenced by an increase of 79 basis points in the estimated annual average of the monthly yields of the 30-year United States Treasury bonds, increased capital investment (+$2 million and +$4 million, respectively), as evidenced by a 6% increase in rate base used to calculate the revenue requirement, and higher recoverable non-purchased power expenses (+$20 million and +$39 million, respectively), partially offset by the absence in 2022 of revenue requirement reconciliation adjustment true-ups (-$4 million) recorded in the first quarter of 2021. The sum of these changes collectively increased margins $28 million and $47 million, respectively.
•Revenues increased $3 million and $6 million, respectively, due to the recovery of and return on increased energy-efficiency program investments under performance-based formula ratemaking.
Ameren Illinois Natural Gas
Ameren Illinois Natural Gas’ margins increased $8 million, or 7%, and $29 million, or 9%, for the three and six months ended June 30, 2022, respectively, compared with the year-ago periods. Purchased gas costs increased $8 million and $121 million for the three and six months ended June 30, 2022, respectively, due to 2022 amortization of natural gas costs previously deferred under the PGA, driven by a significant increase in cost and customer demand as a result of the extremely cold weather in mid-February 2021, partially offset by lower natural gas costs in 2022. The increased purchased natural gas costs are fully offset by an increase in natural gas revenues under the PGA rider, resulting in no impact to margin. The increase in purchased natural gas cost is reflected in “Cost recovery mechanisms – offset in natural gas revenue” and the associated recoverability from customers is reflected in “Cost recovery mechanisms – offset in natural gas purchased for resale” in the table above.
The following items had a favorable effect on Ameren Illinois Natural Gas’ margins for the three and six months ended June 30, 2022 (except where a specific period is referenced):
•Revenues increased $6 million and $15 million, respectively, due to additional investment in natural gas infrastructure under the QIP.
•Other cost recovery mechanisms increased revenues $6 million, primarily due to increased revenues for excise taxes, for the six months ended June 30, 2022.
•Revenues increased $3 million in January 2022 due to higher base rates as a result of the January 2021 natural gas rate order.

Ameren Illinois Transmission
Ameren Illinois Transmission’s margins increased $17 million, or 19%, and $34 million, or 20%, for the three and six months ended June 30, 2022, respectively, compared with the year-ago periods. Base rate revenues were favorably affected by increased capital investment (+$6 million and +$11 million, respectively), as evidenced by a 16% increase in rate base used to calculate the revenue requirement, the absence in 2022 of the FERC’s March 2021 order (+$7 million) for the six months ended June 30, 2022, and higher recoverable expenses (+$11 million and +$16 million, respectively). See Transmission Formula Rate Revisions in Note 2 – Rate and Regulatory Matters under Part I, Item 1, of this report for additional information regarding the March 2021 FERC order.
Other Operations and Maintenance Expenses

Increase by Segment
	Overall Ameren Increase of $79 Million (QTD YoY)	Overall Ameren Increase of $120 Million (YTD YoY)
Total by Segment(a)

$1,000
$800
$600
$400
$200
$0
$ (Millions)
$491
$63
$148
$260
$412
$53
$129
$218
$952
$32
$126
$295
$492
$832
$30
$109
$254
$443
QTD 2022
QTD 2021
YTD 2022
YTD 2021

(a)Includes $16 million and $14 million at Ameren Transmission in the three months ended June 30, 2022 and 2021, respectively. Also includes other/intersegment eliminations of $4 million, $(2) million, $7 million, and $(4) million in the three months ended June 30, 2022 and 2021, and in the six months ended June 30, 2022 and 2021, respectively.

Ameren Missouri	Ameren Illinois Natural Gas	Other/Intersegment Eliminations

Ameren Illinois Electric Distribution	Ameren Transmission
Ameren
Other operations and maintenance expenses increased $79 million and $120 million in the three and six months ended June 30, 2022, compared with the year-ago periods. In addition to changes by segments discussed below, other operations and maintenance expenses increased $6 million and $11 million in the three and six months ended June 30, 2022 for activity not reported as part of a segment, as reflected in “Other/Intersegment Eliminations” above, primarily because of an increase in the elimination of the non-service cost component of net periodic benefit income at Ameren Services, which is allocated to the segments and primarily included in the segments’ other operations and maintenance expenses.
Ameren Transmission
Other operations and maintenance expenses were comparable between periods.

Ameren Missouri
Other operations and maintenance expenses increased $42 million and $49 million in the three and six months ended June 30, 2022, compared with the year-ago periods. The following items increased other operations and maintenance expenses in the three and six months ended June 30, 2022, compared with the year-ago periods (except where a specific period is referenced):
•The cash surrender value of company-owned life insurance decreased $12 million and $18 million, respectively, primarily because of unfavorable market returns in 2022, compared with favorable market returns in 2021.
•The absence in 2022 of $6 million and $12 million, respectively, in service fees received under refined coal production agreements, as the result of the expiration of refined coal tax credits at the end of 2021, which impact was reflected in electric services rates pursuant to the December 2021 MoPSC rate order.
•Labor and benefit costs increased $7 million and $11 million, respectively, primarily because of increased pension service costs due to a higher base level of expenses reflected in electric service rates pursuant to the December 2021 MoPSC rate order.
•Transmission and distribution expenditures increased $6 million in both periods, primarily due to disciplined project management and increased storm costs.
•The absence of a $5 million deferral to a regulatory asset of certain costs previously incurred related to the COVID-19 pandemic, pursuant to the March 2021 MoPSC orders, which decreased other operations and maintenance expenses in the six months ended June 30, 2021.
•Energy center operating costs increased $3 million in the six months ended June 30, 2022, primarily because of costs related to new wind generation facilities, which are recovered under the RESRAM.
•Customer billing costs increased $2 million in both periods, primarily because credit card fees charged to customers were discontinued in March 2022 pursuant to the December 2021 MoPSC rate order, which incorporated an amount of fees in electric service rates.
The above increases in the six months ended June 30, 2022, compared with the year-ago period, were partially offset by a $12 million decrease in MEEIA customer energy-efficiency program spend as approved by the MoPSC.
Ameren Illinois
Other operations and maintenance expenses increased $32 million and $61 million in the three and six months ended June 30, 2022, compared with the year-ago periods, as discussed below. Other operations and maintenance expenses increased $3 million at Ameren Illinois Transmission in the three and six months ended June 30, 2022, compared with the year-ago periods, primarily because of decreases in the cash surrender value of company-owned life insurance related to unfavorable market returns in 2022, compared with favorable market returns in 2021.
Ameren Illinois Electric Distribution
Other operations and maintenance expenses increased $19 million and $41 million in the three and six months ended June 30, 2022, compared with the year-ago periods. The following items increased other operations and maintenance expenses in the three and six months ended June 30, 2022, compared with the year-ago periods (except where a specific period is referenced):
•Distribution system expenditures increased $5 million and $15 million, respectively, primarily because of projects deferred in 2021 as a result of storm restoration efforts for which the associated costs were deferred as a regulatory asset in 2021.
•The cash surrender value of company-owned life insurance decreased $6 million and $9 million, respectively, primarily because of unfavorable market returns in 2022, compared with favorable market returns in 2021.
•Increased bad debt expense of $2 million and $7 million, respectively, primarily because of increased recovery of bad debt costs allowed by the ICC.
•Injuries and damages increased $4 million in both periods, primarily because of an increase in claims compared with the year-ago periods.
•Amortization of regulatory assets associated with customer energy-efficiency program investments under formula ratemaking increased $2 million and $4 million, respectively.
Ameren Illinois Natural Gas
Other operations and maintenance expenses increased $10 million and $17 million in the three and six months ended June 30, 2022, compared with the year-ago periods, primarily because of increased distribution system expenditures of $5 million and $9 million, respectively, primarily because of a shift from capital to operations and maintenance activity, which is expected to largely reverse in the second half of the year. Other operations and maintenance expenses also increased $3 million and $5 million, respectively, because of decreases in the cash surrender value of company-owned life insurance related to unfavorable market returns in 2022, compared with favorable market returns in 2021.

Depreciation and Amortization Expenses

Increase (Decrease) by Segment
	Overall Ameren Increase of $31 Million (QTD YoY)	Overall Ameren Increase of $49 Million (YTD YoY)
Total by Segment(a)

$ (Millions)
$600
$450
$300
$150
$0
$316
$30
$25
$82
$178
$285
$27
$22
$77
$157
$615
$60
$48
$163
$342
$566
$55
$44
$152
$313
QTD 2022
QTD 2021
YTD 2022
YTD 2021

(a)Includes other/intersegment eliminations of $1 million, $2 million, $2 million, and $2 million in the three months ended June 30, 2022 and 2021, and in the six months ended June 30, 2022 and 2021, respectively

Ameren Missouri	Ameren Illinois Natural Gas	Other/Intersegment Eliminations

Ameren Illinois Electric Distribution	Ameren Transmission
Depreciation and amortization expenses increased $31 million, $21 million, and $11 million in the three months ended June 30, 2022, and $49 million, $29 million, and $20 million in the six months ended June 30, 2022, compared with the year-ago periods, at Ameren, Ameren Missouri, and Ameren Illinois, respectively, primarily because of additional property, plant, and equipment investments across their respective segments. Ameren’s and Ameren Missouri’s depreciation and amortization expenses for the three and six months ended June 30, 2022, compared with the year-ago periods, were affected by the following, which include the effect of the additional investments:
•Depreciation and amortization rate changes pursuant to the December 2021 MoPSC electric rate order, which increased depreciation and amortization expenses by $17 million and $23 million, respectively.
•Increased depreciation and amortization expenses of $17 million and $23 million, respectively, for amounts previously deferred under the PISA and RESRAM and subsequently reflected in base rates pursuant to the December 2021 MoPSC electric rate order, largely due to investments in wind generation.
•Fewer deferrals of depreciation and amortization expenses of $15 million in both periods due to less property, plant, and equipment eligible for recovery under the PISA and RESRAM as a result of the December 2021 MoPSC electric rate order.
•The net deferral related to the Meramec Energy Center retirement, which decreased depreciation and amortization expenses by $15 million and $20 million, respectively, pursuant to the December 2021 MoPSC electric rate order.
•The net under-recovery of RESRAM eligible expenses, which decreased depreciation and amortization expenses by $9 million and $14 million, respectively.

Taxes Other Than Income Taxes

Increase by Segment
	Overall Ameren Increase of $7 Million (QTD YoY)	Overall Ameren Increase of $21 Million (YTD YoY)
Total by Segment(a)

$280
$240
$200
$160
$120
$80
$40
$0
$ (Millions)
$129
$16
$19
$90
$122
$15
$18
$85
$271
$47
$39
$175
$250
$40
$38
$162
QTD 2022
QTD 2021
YTD 2022
YTD 2021

(a)Includes $2 million, $2 million, $4 million, and $4 million at Ameren Transmission in the three months ended June 30, 2022 and 2021, and in the six months ended June 30, 2022 and 2021, respectively. Also includes other/intersegment eliminations of $2 million, $2 million, $6 million, and $6 million in the three months ended June 30, 2022 and 2021, and in the six months ended June 30, 2022 and 2021, respectively.

Ameren Missouri	Ameren Illinois Natural Gas	Other/Intersegment Eliminations

Ameren Illinois Electric Distribution	Ameren Transmission
Taxes other than income taxes increased $7 million in the three months ended June 30, 2022, compared with the year-ago period, primarily because of a $4 million increase in excise taxes at Ameren Missouri, primarily because of increased sales. Taxes other than income taxes increased $21 million in the six months ended June 30, 2022, compared with the year-ago period, primarily because of $7 million increases in excise taxes at both Ameren Missouri and Ameren Illinois Natural Gas, primarily because of increased sales. Taxes other than income taxes also increased $6 million in the six months ended June 30, 2022, compared with the year-ago period, at Ameren Missouri because of increased property taxes, primarily resulting from higher assessed values and lower property tax refunds.

Other Income, Net

Increase by Segment
	Overall Ameren Increase of $13 Million (QTD YoY)	Overall Ameren Increase of $27 Million (YTD YoY)
Total by Segment(a)

$140
$120
$100
$80
$60
$40
$20
$0
$ (Millions)
$62
$13
$6
$15
$24
$49
$9
$3
$11
$24
$122
$27
$7
$10
$31
$47
$95
$18
$5
$6
$19
$47
QTD 2022
QTD 2021
YTD 2022
YTD 2021

(a)Includes $4 million and $2 million at Ameren Transmission in the three months ended June 30, 2022 and 2021, respectively.

Ameren Missouri	Ameren Illinois Natural Gas	Other/Intersegment Eliminations

Ameren Illinois Electric Distribution	Ameren Transmission
Other income, net, increased $13 million in the three months ended June 30, 2022, compared with the year-ago period, primarily because of increases in the non-service cost component of net periodic benefit income of $5 million, $5 million, and $2 million at Ameren Illinois Electric Distribution, activity not reported as part of a segment, and Ameren Illinois Natural Gas, respectively. Other Income, net, increased $27 million in the six months ended June 30, 2022, compared with the year-ago period, primarily because of increases in the non-service cost component of net periodic benefit income of $10 million, $9 million, and $4 million for Ameren Illinois Electric Distribution, activity not reported as part of a segment, and Ameren Illinois Natural Gas, respectively.
See Note 5 – Other Income, Net, under Part I, Item 1, of this report for additional information. See Note 11 – Retirement Benefits under Part I, Item 1, of this report for more information on the non-service cost components of net periodic benefit income.

Interest Charges

Increase (Decrease) by Segment
	Overall Ameren Increase of $30 Million (QTD YoY)	Overall Ameren Increase of $34 Million (YTD YoY)
Total by Segment

$240
$200
$160
$120
$80
$40
$0
$ (Millions)
$126
$17
$20
$11
$18
$60
$96
$11
$20
$10
$19
$36
$230
$31
$42
$22
$36
$99
$196
$21
$43
$20
$37
$75
QTD 2022
QTD 2021
YTD 2022
YTD 2021

Ameren Missouri	Ameren Illinois Natural Gas	Other/Intersegment Eliminations

Ameren Illinois Electric Distribution	Ameren Transmission
Interest charges increased $30 million and $34 million in the three and six months ended June 30, 2022, compared with the year-ago periods. The following items increased interest charges in the three and six months ended June 30, 2022, compared with the year-ago periods:
•Interest charges at Ameren and Ameren Missouri reflected a deferral to a regulatory asset of interest charges pursuant to PISA and RESRAM. The amount of interest charges included in base rates for PISA and RESRAM deferrals was updated when new customer rates became effective on February 28, 2022, pursuant to the December 2021 MoPSC electric rate order, which incorporated deferrals through September 30, 2021. Lower deferrals due to the inclusion in base rates of interest associated with certain property, plant, and equipment previously deferred under the PISA and RESRAM, increased interest charges by $15 million and $12 million, respectively.
•Issuances of long-term debt at Ameren Missouri in June 2021 and April 2022 collectively increased interest charges by $8 million and $10 million, respectively.
•Issuances of long-term debt at Ameren (parent) in March and November 2021 collectively increased interest charges by $2 million and $6 million, respectively.
Income Taxes
The following table presents effective income tax rates for the three and six months ended June 30, 2022 and 2021:

	Three Months(a)		Six Months(a)
	2022	2021	2022	2021
Ameren	15%	13%	13%	12%
Ameren Missouri	(2)%	(3)%	(3)%	(3)%
Ameren Illinois	25%	26%	26%	25%
Ameren Illinois Electric Distribution	26%	25%	25%	24%
Ameren Illinois Natural Gas	25%	29%	27%	27%
Ameren Illinois Transmission	25%	25%	26%	25%
Ameren Transmission	26%	26%	26%	26%
(a)Estimate of the annual effective income tax rate adjusted to reflect the tax effect of items discrete to the three and six months ended June 30, 2022 and 2021.

See Note 12 – Income Taxes under Part I, Item 1, of this report for a reconciliation of the federal statutory corporate income tax rate to the effective income tax rate for the Ameren Companies.
The effective income tax rate was lower at Ameren Illinois Natural Gas in the three months ended June 30, 2022, compared with the year-ago period, primarily because of higher amortization of excess deferred taxes.
LIQUIDITY AND CAPITAL RESOURCES
Collections from our tariff-based revenues are our principal source of cash provided by operating activities. A diversified retail customer mix, primarily consisting of rate-regulated residential, commercial, and industrial customers, provides us with a reasonably predictable source of cash. In addition to using cash provided by operating activities, we use available cash, drawings under committed credit agreements, commercial paper issuances, and/or, in the case of Ameren Missouri and Ameren Illinois, short-term affiliate borrowings to support normal operations and temporary capital requirements. We may reduce our short-term borrowings with cash provided by operations or, at our discretion, with long-term borrowings, or, in the case of Ameren Missouri and Ameren Illinois, with capital contributions from Ameren (parent). As of June 30, 2022, there have been no material changes other than in the ordinary course of business related to cash requirements arising from these long-term commitments provided in Item 7 of the Form 10-K for the year ended December 31, 2021. In April and May 2022, Ameren Illinois conducted procurement events, administered by the IPA, to purchase energy products and acquire capacity through May 2025. As a result, Ameren and Ameren Illinois’ estimated minimum purchase obligations for purchased power increased by $0.5 billion in total over the period of June 2022 through May 2025.
We expect to make significant capital expenditures over the next five years, supported by a combination of long-term debt and equity, as we invest in our electric and natural gas utility infrastructure to support overall system reliability, grid modernization, renewable energy target requirements, environmental compliance, and other improvements. For additional information about our long-term debt outstanding, including maturities due within one year, and the applicable interest rates, see Note 5 – Long-term Debt and Equity Financings under Part II, Item 8 of the Form 10-K and Note 4 – Long-term Debt and Equity Financings under Part I, Item 1, of this report. As part of its funding plan for capital expenditures, Ameren is using newly issued shares of common stock, rather than market-purchased shares, to satisfy requirements under the DRPlus and employee benefit plans and expects to continue to do so through at least 2026. Ameren expects these issuances to provide equity of about $100 million annually. In addition, in 2021, Ameren established an ATM program under which Ameren may offer and sell from time to time up to $750 million of its common stock, which includes the ability to enter into forward sales agreements, subject to market conditions and other factors. There were no shares issued under the ATM program for the three and six months ended June 30, 2022. Ameren has entered into multiple forward sale agreements under the ATM program with various counterparties relating to 5.8 million shares of common stock. As of June 30, 2022, Ameren could have settled the forward sale agreements with physical delivery of 5.6 million shares of common stock to the respective counterparties in exchange for cash of $500 million. As of June 30, 2022, Ameren had approximately $90 million of common stock available under the ATM program, which takes into account the forward sale agreements in effect as of June 30, 2022. Ameren expects to settle approximately $300 million of the forward sale agreements by December 31, 2022. Ameren plans to issue approximately $300 million of equity each year from 2022 to 2026 in addition to issuances under the DRPlus and employee benefit plans. Ameren expects its equity to total capitalization ratio to be approximately 45% through December 31, 2026, with the long-term intent to support solid investment-grade credit ratings. See Long-term Debt and Equity below and Note 4 – Long-term Debt and Equity Financings under Part I, Item 1, of this report for additional information on the ATM program, including the forward sale agreements under the ATM program relating to common stock.
The use of cash provided by operating activities and short-term borrowings to fund capital expenditures and other long-term investments at the Ameren Companies frequently results in a working capital deficit, defined as current liabilities exceeding current assets, as was the case at June 30, 2022, for Ameren and Ameren Illinois. With the credit capacity available under the Credit Agreements, and cash and cash equivalents, Ameren (parent), Ameren Missouri, and Ameren Illinois, collectively, had net available liquidity of $1.3 billion at June 30, 2022. See Credit Facility Borrowings and Liquidity for additional information.
The following table presents net cash provided by (used in) operating, investing, and financing activities for the six months ended June 30, 2022 and 2021:

	Net Cash Provided By Operating Activities			Net Cash Used In Investing Activities			Net Cash Provided By Financing Activities
	2022	2021	Variance	2022	2021	Variance	2022	2021	Variance
Ameren	$872	$436	$436	$(1,552)	$(1,760)	$208	$686	$1,290	$(604)
Ameren Missouri	181	224	(43)	(818)	(1,053)	235	636	701	(65)
Ameren Illinois	675	286	389	(699)	(668)	(31)	37	477	(440)
Cash Flows from Operating Activities
Our cash provided by operating activities is affected by fluctuations of trade accounts receivable, inventories, and accounts and wages payable, among other things, as well as the unique regulatory environment for each of our businesses. Substantially all expenditures related to fuel, purchased power, and natural gas purchased for resale are recovered from customers through rate adjustment mechanisms, which may be adjusted without a traditional rate proceeding. Similar regulatory mechanisms exist for certain other operating expenses that can also affect the timing of cash provided by operating activities. The timing of cash payments for costs recoverable under our regulatory mechanisms differs from the recovery period of those costs. Additionally, the seasonality of our electric and natural gas businesses, primarily caused by seasonal customer rates and changes in customer demand due to weather, such as increased demand resulting from the extremely cold weather in mid-February 2021 discussed below, significantly affects the amount and timing of our cash provided by operating activities.
As a result of the significant increase in customer demand and prices for natural gas and electricity experienced in mid-February 2021 due to extremely cold weather, Ameren Missouri and Ameren Illinois had under-recovered costs for the month of February 2021 under their PGA clauses and, for Ameren Missouri, under the FAC (Ameren Missouri - PGA $53 million, FAC $50 million; Ameren Illinois - PGA $221 million). Ameren Missouri’s PGA under-recovery is being collected from customers over 36 months beginning November 2021, pursuant to an October 2021 MoPSC order, and the FAC under-recovery was collected over eight months beginning October 2021. Ameren Illinois is collecting the PGA under-recovery over 18 months beginning April 2021.
Ameren
Ameren’s cash provided by operating activities increased $436 million in the first six months of 2022, compared with the year-ago period. The following items contributed to the increase:
•A $574 million increase resulting from increased customer collections and decreased expenditures under the PGA and FAC, primarily as a result of the significant increase from customer demand and prices for natural gas and electricity experienced in mid-February 2021 due to extremely cold weather, a net increase attributable to other regulatory recovery mechanisms, and higher customer collections resulting from base rate increases pursuant to Ameren Missouri’s December 2021 electric rate order.
•A $20 million decrease in coal inventory levels at Ameren Missouri, as less coal was purchased in 2022 due to service-related delivery disruptions.
•A $14 million decrease in major storm restoration costs at Ameren Illinois, primarily due to a January 2021 storm.
•An $11 million decrease in payments to settle ARO liabilities, primarily related to the closure of Ameren Missouri’s CCR storage facilities.
•An $8 million decrease in the cost of natural gas held in storage, primarily at Ameren Illinois, because of an increase in withdrawals between periods.
The following items partially offset the increase in Ameren’s cash from operating activities between periods:
•A $77 million increase in net collateral posted with counterparties, primarily due to changes in the market prices of power, natural gas, and other fuels.
•A $39 million increase in payments for nuclear refueling and maintenance outages at Ameren Missouri’s Callaway Energy Center. There was no scheduled refueling and maintenance outage in 2021.
•A $30 million increase in purchases of materials and supplies inventories to support operations in 2022 as levels were increased to mitigate against any potential supply disruptions.
•A $23 million increase in payments for certain cloud computing arrangements.
•The absence in 2022 of $15 million in service fees received under refined coal production agreements at Ameren Missouri, as the result of the expiration of refined coal tax credits at the end of 2021.
•A $20 million increase in interest payments, primarily due to an increase in the average outstanding debt.
•A $13 million increase in property tax payments at Ameren Missouri, primarily due to higher assessed property tax values.

Ameren Missouri
Ameren Missouri’s cash provided by operating activities decreased $43 million in the first six months of 2022, compared with the year-ago period. The following items contributed to the decrease:
•An $88 million increase in net collateral posted with counterparties, primarily due to changes in the market prices of power, natural gas, and other fuels.
•A $67 million decrease in income tax refunds from Ameren (parent) pursuant to the tax allocation agreement, primarily due to higher taxable income in 2022.
•A $39 million increase in payments for nuclear refueling and maintenance outages at the Callaway Energy Center. There was no scheduled refueling and maintenance outage in 2021.
•A $20 million increase in purchases of materials and supplies inventories to support operations in 2022 as levels were increased to mitigate against any potential supply disruptions.
•The absence in 2022 of $15 million in service fees received under refined coal production agreements, as the result of the expiration of refined coal tax credits at the end of 2021.
•A $13 million increase in property tax payments, primarily due to higher assessed property tax values.
•A $12 million increase in payments for certain cloud computing arrangements.
•A $9 million increase in interest payments, primarily due to an increase in the average outstanding debt.
The following items partially offset the decrease in Ameren Missouri’s cash from operating activities between periods:
•A $207 million increase from higher customer collections and decreased expenditures under the FAC and PGA due to the significant increase from customer demand and prices for natural gas and electricity experienced in mid-February 2021 due to extremely cold weather and higher customer collections resulting from base rate increases pursuant to the December 2021 electric rate order.
•A $20 million decrease in coal inventory levels, as less coal was purchased in 2022 due to service-related delivery disruptions.
•An $11 million decrease in payments to settle ARO liabilities, primarily related to the closure of CCR storage facilities.
Ameren Illinois
Ameren Illinois’ cash provided by operating activities increased $389 million in the first six months of 2022, compared with the year-ago period. The following items contributed to the increase:
•A $368 million increase resulting from increased customer collections and decreased expenditures under the PGA, primarily as a result of the significant increase from customer demand and prices for natural gas experienced in mid-February due to extremely cold weather and a net increase attributable to other regulatory recovery mechanisms.
•A $14 million decrease in major storm restoration costs, primarily due to a January 2021 storm.
•An $11 million increase in net collateral received from counterparties, primarily due to changes in the market prices of power and natural gas.
•An $8 million decrease in the cost of natural gas held in storage because of an increase in withdrawals between periods.
The following items partially offset the increase in Ameren Illinois’ cash from operating activities between periods:
•A $14 million increase in payments for certain cloud computing arrangements.
•A $10 million increase in purchases of materials and supplies inventories to support operations in 2022 as levels were increased to mitigate against any potential supply disruptions.
Cash Flows from Investing Activities
Ameren’s cash used in investing activities decreased $208 million during the first six months of 2022, compared with the year-ago period, primarily as a result of a $225 million decrease in capital expenditures, largely resulting from a reduction in expenditures related to wind generation assets at Ameren Missouri, partially offset by increased expenditures for electric delivery infrastructure upgrades at Ameren Missouri and for transmission projects at Ameren Illinois. The decrease in Ameren’s cash used in investing activities was partially offset by an $18 million increase due to the timing of nuclear fuel expenditures at Ameren Missouri.
Ameren Missouri’s cash used in investing activities decreased $235 million during the first six months of 2022, compared with the year-ago period, primarily as a result of a $295 million decrease in capital expenditures, primarily resulting from a reduction in expenditures related to wind generation assets partially offset by increased expenditures for electric delivery infrastructure upgrades. This decrease was partially offset by a $47 million return of net money pool advances in the first six months of 2021, and an $18 million increase due to the timing of nuclear fuel expenditures.

Ameren Illinois’ cash used in investing activities increased $31 million during the first six months of 2022, compared with the year-ago period, primarily as a result of a $53 million increase in capital expenditures, largely related to transmission projects. This increase was partially offset by a $20 million decrease in Ameren Illinois’ net money pool advances.
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
Ameren’s cash provided by consolidated financing activities decreased $604 million during the first six months of 2022, compared with the year-ago period. During the first six months of 2022, Ameren utilized proceeds of $524 million of long-term debt to repay then-outstanding short-term debt and for near-term capital expenditures. In addition, during the first six months of 2022, Ameren utilized proceeds from net commercial paper issuances of $475 million along with cash provided by operating activities to fund, in part, investing activities. In comparison, during the first six months of 2021, Ameren utilized proceeds from the issuance of $1,423 million of long-term debt for general corporate purposes, including to repay then-outstanding short-term debt, including short-term debt in connection with the increased purchases for natural gas for resale and purchased power costs as a result of the significant increase in customer demand and prices for natural gas and electricity experienced in mid-February 2021 due to extremely cold weather, and to fund, in part, investing activities. During the first six months of 2021, Ameren repaid net short-term debt of $59 million. In addition, Ameren received aggregate cash proceeds of $258 million from the issuance of common stock under the ATM program, the DRPlus, and the 401(k) plan and the settlement of the remaining portion of the 2019 forward sale agreement. These proceeds were used to fund a portion of Ameren Missouri’s wind generation investments and to fund, in part, other investing activities. During the first six months of 2022, Ameren paid common stock dividends of $305 million, compared with $282 million in the year-ago period, as a result of an increase in both the dividend rate and the number of common shares outstanding.
Ameren Missouri’s cash provided by financing activities decreased $65 million during the first six months of 2022, compared with the year-ago period. During the first six months of 2022, Ameren Missouri utilized proceeds from the issuance of $524 million to repay then-outstanding short-term debt and for near-term capital expenditures. In addition, during the first six months of 2022, Ameren Missouri utilized proceeds from net commercial paper issuances of $120 million along with cash provided by operating activities to fund, in part, investing activities. In comparison, during the first six months of 2021, Ameren Missouri utilized net proceeds from the issuance of long-term debt of $524 million to repay then-outstanding short-term debt, including short-term debt incurred in connection with the increased purchases for natural gas for resale and purchased power costs as a result of the significant increase in customer demand and prices for natural gas and electricity experienced in mid-February 2021 due to extremely cold weather. Additionally, proceeds from the issuance of long-term debt and capital contributions of $183 million from Ameren (parent) were used to fund a portion of wind generation investments and to fund, in part, investing activities during the first six months of 2021.
Ameren Illinois’ cash provided by financing activities decreased $440 million during the first six months of 2022, compared with the year-ago period. During the first six months of 2022, Ameren Illinois utilized proceeds from net commercial paper issuances of $38 million and cash provided by operating activities to fund, in part, investing activities. In comparison, during the first six months of 2021, Ameren Illinois utilized net proceeds from the issuance of long-term debt of $449 million to repay then-outstanding short-term debt, including short-term debt incurred in connection with the increased purchases for natural gas for resale and purchased power costs as a result of the significant increase in customer demand and prices for natural gas and electricity experienced in mid-February 2021 due to extremely cold weather, and to fund, in part, investing activities. Ameren Illinois also received a $70 million capital contribution from Ameren (parent) during the first six months of 2021. In addition, Ameren repaid $19 million of money pool borrowings and redeemed $13 million of preferred stock during the first six months of 2021.
See Long-term Debt and Equity in this section for additional information on maturities and issuances of long-term debt, issuances of common stock, and redemptions of preferred stock.

Credit Facility Borrowings and Liquidity
The following table presents Ameren’s consolidated liquidity as of June 30, 2022:

Available at June 30, 2022
Ameren (parent) and Ameren Missouri:
Missouri Credit Agreement – borrowing capacity	$1,200
Less: Ameren (parent) commercial paper outstanding	382
Less: Ameren Missouri commercial paper outstanding	285
Less: Ameren Missouri letters of credit	2
Missouri Credit Agreement – subtotal	531
Ameren (parent) and Ameren Illinois:
Illinois Credit Agreement – borrowing capacity	1,100
Less: Ameren (parent) commercial paper outstanding	213
Less: Ameren Illinois commercial paper outstanding	141
Illinois Credit Agreement – subtotal	746
Subtotal	$1,277
Add: Cash and cash equivalents	7
Net Available Liquidity(a)	$1,284
(a)Does not include Ameren’s forward equity sale agreements. See Note 4 – Long-term Debt and Equity Financings under Part I, Item 1, of this report for additional information.
The Credit Agreements, among other things, provide $2.3 billion of credit until maturity in December 2025. See Note 3 – Short-term Debt and Liquidity under Part I, Item 1, of this report for additional information on the Credit Agreements. During the six months ended June 30, 2022, Ameren (parent), Ameren Missouri, and Ameren Illinois each issued commercial paper. Borrowings under the Credit Agreements and commercial paper issuances are based upon available interest rates at that time of the borrowing or issuance.
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

Long-term Debt and Equity
The following table presents issuances (net of any issuance premiums or discounts) of long-term debt and equity and redemptions of preferred stock for the six months ended June 30, 2022 and 2021:

	Month Issued, Redeemed, or Matured	2022		2021
Issuances of Long-term Debt
Ameren:
1.75% Senior unsecured notes due 2028	March	$—		$450

Ameren Missouri:
3.90% First mortgage bonds due 2052 (green bonds)	April	524		—
2.15% First mortgage bonds due 2032 (green bonds)	June	—		524
Ameren Illinois:
2.90% First mortgage bonds due 2051 (green bonds)	June	—		349
0.375% First mortgage bonds due 2023	June	—		100
Total Ameren long-term debt issuances		$524		$1,423
Issuances of Common Stock
Ameren:
DRPlus and 401(k) (a)	Various	$17	(b)	$24
August 2019 forward sale agreement (c)	February	—		113
ATM program (d)	Various	—		121
Total Ameren common stock issuances (e)		$17		$258
Redemptions of Preferred Stock
Ameren Illinois:
6.625% Series	March	$—		$12
7.75% Series	March	—		1
Total Ameren Illinois preferred stock redemptions		$—		$13
(a)Ameren issued a total of 0.3 million and 0.3 million shares of common stock under its DRPlus and 401(k) plan in the six months ended June 30, 2022 and 2021, respectively.
(b)Excludes an $8 million receivable at June 30, 2022.
(c)Ameren issued 1.6 million shares of common stock to settle the remainder of the August 2019 forward sale agreement.
(d)Ameren issued 1.4 million shares of common stock under the ATM program.
(e)Excludes 0.4 million and 0.5 million shares of common stock valued at $31 million and $33 million issued for no cash consideration in connection with stock-based compensation for the six months ended June 30, 2022 and 2021, respectively.
See Note 4 – Long-term Debt and Equity Financings under Part I, Item 1, of this report for additional information, including proceeds from issuances of long-term debt, including Ameren Missouri’s April 2022 issuance of first mortgage bonds, the use of those proceeds, Ameren’s forward equity sale agreements, and the ATM program.
Indebtedness Provisions and Other Covenants
At June 30, 2022, the Ameren Companies were in compliance with the provisions and covenants contained in their credit agreements, indentures, and articles of incorporation, as applicable, and ATXI was in compliance with the provisions and covenants contained in its note purchase agreements. See Note 3 – Short-term Debt and Liquidity under Part I, Item 1, of this report and Note 4 – Short-term Debt and Liquidity and Note 5 – Long-term Debt and Equity Financings under Part II, Item 8, of the Form 10-K for a discussion of provisions, applicable cross-default provisions, and covenants contained in our credit agreements, in ATXI’s note purchase agreements, and in certain of the Ameren Companies’ indentures and articles of incorporation.
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
See Note 4 – Short-term Debt and Liquidity and Note 5 – Long-term Debt and Equity Financings under Part II, Item 8, of the Form 10-K for additional discussion of covenants and provisions contained in certain of the Ameren Companies’ financial agreements and articles of incorporation that would restrict the Ameren Companies’ payment of dividends in certain circumstances. At June 30, 2022, none of these circumstances existed at Ameren, Ameren Missouri, or Ameren Illinois and, as a result, these companies were not restricted from paying dividends.
The following table presents common stock dividends declared and paid by Ameren Corporation to its common shareholders and by Ameren subsidiaries to their parent, Ameren Corporation, for the six months ended June 30, 2022 and 2021:

	Six Months
	2022	2021
Ameren	$305	$282
ATXI	—	32
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

Collateral Postings
Any weakening of our credit ratings may reduce access to capital and trigger additional collateral postings and prepayments. Such changes may also increase the cost of borrowing, resulting in an adverse effect on earnings. Cash collateral postings and prepayments made with external parties, including postings related to exchange-traded contracts, were $222 million, $199 million, and $23 million for Ameren, Ameren Missouri, and Ameren Illinois, respectively, and cash collateral posted by external parties were $75 million, $15 million, and $60 million for Ameren, Ameren Missouri, and Ameren Illinois, respectively, at June 30, 2022. A sub-investment-grade issuer or senior unsecured debt rating (below “Baa3” from Moody’s or below “BBB-” from S&P) at June 30, 2022, could have resulted in Ameren, Ameren Missouri, or Ameren Illinois being required to post additional collateral or other assurances for certain trade obligations amounting to $166 million, $89 million, and $77 million, respectively.
Changes in commodity prices could trigger additional collateral postings and prepayments. Based on credit ratings at June 30, 2022, if market prices were 15% higher or lower than June 30, 2022 levels in the next 12 months and 20% higher or lower thereafter through the end of the term of the commodity contracts, then Ameren, Ameren Missouri, and Ameren Illinois could be required to post an immaterial amount, compared to each company’s liquidity, of collateral or provide other assurances for certain trade obligations.
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
Operations
•In the first half of 2022, our sales volumes, which have been, and continue to be, affected by the COVID-19 pandemic, among other things, increased compared to the same period in 2021, excluding the estimated effects of weather and customer energy-efficiency programs. While total sales volume levels at Ameren Missouri were comparable to pre-pandemic levels for the first six months of 2022, Ameren Illinois’ sales remain below pre-pandemic levels. However, revenues from Ameren Illinois’ electric distribution business, residential and small nonresidential customers of Ameren Illinois’ natural gas distribution business, and Ameren Illinois’ and ATXI’s electric transmission businesses are decoupled from changes in sales volumes. There has also been a shift in sales volumes by customer class at both Ameren Missouri and Ameren Illinois, which began in 2020, with an increase in residential sales, and a decrease in commercial and industrial sales. The continued effect of the COVID-19 pandemic on our results of operations, financial position, and liquidity in subsequent periods will depend on its severity and longevity, future regulatory or legislative actions with respect thereto, and the resulting impact on business, economic, and capital market conditions.
•The PISA permits Ameren Missouri to defer and recover 85% of the depreciation expense and earn a return at the applicable WACC on investments in certain property, plant, and equipment placed in service, and not included in base rates. The regulatory asset for accumulated PISA deferrals also earns a return at the applicable WACC, with all approved PISA deferrals added to rate base prospectively and recovered over a period of 20 years following a regulatory rate review. Additionally, under the RESRAM, Ameren Missouri is permitted to recover the 15% of depreciation expense not recovered under the PISA, and earn a return at the applicable WACC for investments in renewable generation plant placed in service to comply with Missouri’s renewable energy standard. Accumulated RESRAM deferrals earn carrying costs at short-term interest rates. The PISA and the RESRAM mitigate the effects of regulatory lag between regulatory rate reviews. Those investments not eligible for recovery under the PISA and the remaining 15% of certain property, plant, and equipment placed in service, unless eligible for recovery under the RESRAM, remain subject to regulatory lag. Ameren Missouri defers its cost of debt relating to PISA eligible investments as an offset to interest charges with the difference between the applicable WACC and its cost of debt recognized in revenues when recovery of such deferrals is reflected in customer rates. As a result of the PISA election, additional provisions of the law apply to Ameren Missouri, including limitations on electric customer rate increases. Ameren Missouri does not expect to exceed these rate increase limitations in 2022. In June 2022, Missouri Senate Bill 745 was enacted and will become effective on August 28, 2022. The law extended Ameren Missouri’s PISA election through December 2028 and allows for an additional five-year extension through December 2033 if requested by Ameren Missouri and approved by the MoPSC, among other things. The law established a 2.5% annual limit on increases to the electric service revenue requirement used to set customer rates due to the inclusion of incremental PISA deferrals in the revenue requirement. The limitation will be effective for revenue requirements approved by the MoPSC after January 1, 2024, and will be based on the revenue requirement established in the immediately preceding rate order. The current rate limitation, which is effective through 2023, is a 2.85% cap on the compound annual growth rate in the average overall customer rate per kilowatthour, based on the electric rates that became effective in April 2017, less half of the annual savings from the TCJA that was passed on to customers as approved in a July 2018 MoPSC order.

•In 2018, the MoPSC issued an order approving Ameren Missouri’s MEEIA 2019 plan. The plan includes a portfolio of customer energy-efficiency and demand response programs through December 2023 and low-income customer energy-efficiency programs through December 2024, along with a rider. Ameren Missouri intends to invest approximately $360 million over the life of the plan, including $80 million in 2022 and $75 million in 2023. The plan includes the continued use of the MEEIA rider, which allows Ameren Missouri to collect from, or refund to, customers any difference in actual MEEIA program costs and related lost electric margins and the amounts collected from customers. In addition, the plan includes a performance incentive that provides Ameren Missouri an opportunity to earn additional revenues by achieving certain customer energy-efficiency goals. If the target goals were achieved for 2021 and are achieved for 2022, additional revenues of $24 million would be recognized in 2022, and, if target goals are achieved for 2023, additional revenues of $13 million would be recognized in 2023.
•In August 2022, Ameren Missouri filed a request with the MoPSC seeking approval to increase its annual revenues for electric service by $316 million. The MoPSC proceeding relating to the proposed electric service rate changes will take place over a period of up to 11 months, with a decision by the MoPSC expected by June 2023 and new rates effective by July 2023. Ameren Missouri cannot predict the level of any electric service rate change the MoPSC may approve, whether the requested regulatory recovery mechanisms will be approved, or whether any rate change that may eventually be approved will be sufficient for Ameren Missouri to recover its costs and earn a reasonable return on its investments when the rate change goes into effect.
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
•The allowed base ROE for FERC-regulated transmission rates previously charged under the MISO tariff is the subject of an appeal filed with the United States Court of Appeals for the District of Columbia Circuit. Depending on the outcome of the appeal, the transmission rates charged during previous periods and the currently effective rates may be subject to change. Additionally, in March 2019, the FERC issued a Notice of Inquiry regarding its transmission incentives policy. In March 2020, the FERC issued a Notice of Proposed Rulemaking on its transmission incentives policy, which addressed many of the issues in the Notice of Inquiry on transmission incentives. The Notice of Proposed Rulemaking included an increased incentive ROE for participation in an RTO to 100 basis points from the current 50 basis points and revised the parameters for awarding incentives, while limiting the overall incentives to a cap of 250 basis points, among other things. In April 2021, the FERC issued a Supplemental Notice of Proposed Rulemaking, which proposes to modify the Notice of Proposed Rulemaking’s incentive for participation in an RTO by limiting this incentive for utilities that join an RTO to 50 basis points and only allowing them to earn the incentive for three years, among other things. If this proposal is included in a final rule, Ameren Illinois and ATXI would no longer be eligible for the 50 basis point RTO incentive adder, prospectively. The FERC is under no deadline to issue a final rule on this matter. Ameren is unable to predict the ultimate impact of any changes to the FERC’s incentives policy, or any further order on base ROE. A 50 basis point change in the FERC-allowed ROE would affect Ameren’s and Ameren Illinois’ annual net income by an estimated $12 million and $8 million, respectively, based on each company’s 2022 projected rate base.
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
•In 2021, the ICC issued an order in Ameren Illinois’ annual update filing that approved a $58 million increase in Ameren Illinois’ electric distribution service rates beginning in January 2022. Ameren Illinois’ 2022 electric distribution service revenues will be based on its 2022 actual recoverable costs, 2022 year-end rate base, and a return at the applicable WACC, with the ROE component based on the annual average of the monthly yields of the 30-year United States Treasury bonds plus 580 basis points. As of June 30, 2022, Ameren Illinois expects its 2022 electric distribution year-end rate base to be $3.9 billion. The 2022 revenue requirement reconciliation adjustment will be collected from, or refunded to, customers in 2024. A 50 basis point change in the annual average of the monthly yields of the 30-year United States Treasury bonds would result in an estimated $11 million change in Ameren’s and Ameren Illinois’ annual net income, based on Ameren Illinois’ 2022 projected year-end rate base, including electric energy-efficiency investments. Ameren Illinois’ recognized ROE for the first six months of 2022 was based on an estimated annual average of the monthly yields of the 30-year United States Treasury bonds of 3.10%.
•In April 2022, Ameren Illinois filed its annual electric distribution service performance-based formula rate update with the ICC to be used for 2023 rates. In July 2022, Ameren Illinois filed a revised request seeking to increase its annual revenues for electric distribution service by $84 million. In June 2022, the ICC staff submitted its calculation of the revenue requirement included in Ameren Illinois’ update filing, recommending a $60 million increase in Ameren Illinois’ electric distribution service rates. An ICC decision in this proceeding is required by December 2022, with new rates effective in January 2023. These rates will affect Ameren Illinois’ cash receipts during 2023, but will not affect electric distribution service revenues, which will be based on 2023 actual recoverable costs, 2023 year-end rate base, and a return at the applicable WACC as calculated under the Illinois performance-based formula ratemaking framework.
•Pursuant to Illinois law, Ameren Illinois’ electric energy-efficiency investments are deferred as a regulatory asset and earn a return at the applicable WACC, with the ROE component based on the annual average of the monthly yields of the 30-year United States Treasury bonds plus 580 basis points. The allowed ROE on electric energy-efficiency investments can be increased or decreased by up to 200 basis points, depending on the achievement of annual energy savings goals. While the ICC has approved a plan for Ameren Illinois to invest approximately $120 million per year in electric energy-efficiency programs through 2025, the ICC has the ability to reduce the amount of electric energy-efficiency savings goals in future plan program years if there are insufficient cost-effective programs available, which could reduce the investments in electric energy-efficiency programs. The electric energy-efficiency program investments and the return on those investments are collected from customers through a rider and are not recovered through the electric distribution service performance-based formula ratemaking framework.
•Ameren Missouri’s next refueling and maintenance outage at its Callaway energy center is scheduled for the fall of 2023. During a scheduled refueling, which occurs every 18 months, maintenance expenses are deferred as a regulatory asset and amortized until the completion of the next refueling and maintenance outage. During an outage, depending on the availability of its other generation sources and the market prices for power, Ameren Missouri’s purchased power costs may increase and the amount of excess power available for sale may decrease versus non-outage years. Changes in purchased power costs and excess power available for sale are included in the FAC, which results in limited impacts to earnings. In addition, Ameren Missouri may incur increased non-nuclear energy center maintenance costs in non-outage years.
•Ameren Missouri continues to experience coal transportation disruptions in 2022, resulting in coal inventory levels below targeted levels at the Labadie, Rush Island, and Sioux energy centers as of the end of July 2022. Prolonged disruptions in the delivery of coal could have adverse effects on Ameren Missouri's electric generation operations and could result in increased purchased power expense. Under the FAC, 95% of the variance in net energy costs, which includes purchased power expense, from the amount set in base rates is expected to be recovered. Further, the timing of payments for purchased power costs compared to the recovery through customer rates under the FAC could have adverse effects on Ameren and Ameren Missouri's liquidity.

•In December 2021, Ameren Missouri filed a motion with the United States District Court for the Eastern District of Missouri to modify a September 2019 remedy order issued by the district court to allow the retirement of the Rush Island Energy Center in advance of its previously expected useful life in lieu of installing a flue gas desulfurization system. In June 2022, Ameren Missouri supplemented its filing with the district court by proposing reduced operations, mostly operating during peak demand times and emergencies until the energy center is retired. The March 31, 2024 compliance date contained in the district court’s September 2019 remedy order remains in effect unless extended by the district court. In July 2022, in response to an Ameren Missouri request for a final, binding reliability assessment, the MISO designated the Rush Island Energy Center as a system support resource and concluded that certain mitigation measures, including transmission upgrades, should occur before the energy center is retired. The transmission upgrade projects have been approved by the MISO, and Ameren Missouri has started design and procurement activities necessary to complete the upgrades and expects to complete the upgrades by late 2025. The FERC will need to approve a system support resource agreement detailing the manner of continued operation of the Rush Island Energy Center, as well as a request from Ameren Missouri for recovery of non-energy costs under the related MISO tariff. The agreement, if approved, would have a term of 12 months. The system support resource designation and the related agreement are subject to renewal and revision. Any difference between revenues and costs under the MISO tariff is expected to be included in the FAC. The district court has the authority to determine the retirement date and operating parameters for the Rush Island Energy Center and is not bound by the MISO determination of the Rush Island Energy Center as a system support resource or the FERC’s approval. While the district court is under no deadline to issue a ruling modifying the remedy order, a decision is expected in the near term. For additional information on the NSR and Clean Air Act litigation, see Note 9 – Commitments and Contingencies under Part I, Item 1, of this report. Ameren Missouri filed a 2022 Change to the 2020 IRP with the MoPSC in June 2022 to reflect, among other things, the planned acceleration of the retirement of the Rush Island Energy Center from 2039, the retirement year for the facility as reflected in the 2020 IRP. In February 2022, the MoPSC issued an order directing the MoPSC staff to review Ameren Missouri’s planned accelerated retirement of the Rush Island Energy Center, including potential impacts on the reliability and cost of Ameren Missouri’s service to its customers; Ameren Missouri’s plans to mitigate the customer impacts of the accelerated retirement; and the prudence of Ameren Missouri’s actions and decisions with regard to the Rush Island Energy Center, which is expected to be addressed in the current electric service regulatory rate review, among other things. In April 2022, the MoPSC staff filed an initial report with the MoPSC in which the staff concluded early retirement of the Rush Island Energy Center may cause reliability concerns. The MoPSC staff is under no deadline to complete this review. As of December 31, 2021, and June 30, 2022, Ameren and Ameren Missouri classified the remaining net book value of the Rush Island Energy Center as plant to be abandoned, net, within “Property, Plant, and Equipment, Net” on Ameren’s and Ameren Missouri’s balance sheets. As part of the assessment of any potential future abandonment loss, consideration will be given to rate and securitization orders issued by the MoPSC to Ameren Missouri and to orders issued to other Missouri utilities with similar facts.
•The IETL established emission standards that became effective in September 2021. Ameren Missouri’s natural gas-fired energy centers in Illinois are subject to limits on emissions, including CO2 and NOx, equal to their unit-specific average emissions from 2018 through 2020, for any rolling twelve-month period beginning October 1, 2021, through 2029. Further reductions to emissions limits will become effective between 2030 and 2040, resulting in the closure of the Venice Energy Center by 2029. The reductions could also limit the operations of Ameren Missouri’s other four natural gas-fired energy centers located in the state of Illinois, and will result in their closure by 2040. These energy centers are utilized to support peak loads. Subject to conditions in the IETL, these energy centers may be allowed to exceed the emissions limits in order to maintain reliability of electric utility service as necessary. Ameren Missouri filed a 2022 Change to the 2020 IRP with the MoPSC in June 2022 to reflect, among other things, the updated scheduled retirement dates of the natural gas-fired energy centers located in the state of Illinois.
•In April 2022, the MISO released the results of its 2022 capacity auction, which projected a capacity shortage in the central region of the MISO footprint, which includes Ameren Missouri’s and Ameren Illinois’ service territories. The projected shortage resulted in higher capacity prices for June 2022 through May 2023, and the MISO indicated that the shortage may lead to temporary, controlled interruptions of service during the summer of 2022 to maintain system reliability.
•We are observing inflationary pressures on the prices of commodities, labor, services, materials, and supplies, as well as increasing interest rates. Ameren Missouri and Ameren Illinois are generally allowed to pass on to customers prudently incurred costs for fuel, purchased power, and natural gas supply. Additionally, for certain non-commodity cost changes, the use of trackers, riders, and formula ratemaking, as applicable, mitigates our exposure. The inflationary pressures and increasing interest rates could impact our ability to control costs and/or make substantial investments in our businesses, including our ability to recover costs and investments, and to earn our allowed ROEs within frameworks established by our regulators, while maintaining rates that are affordable to our customers. Based on estimated power prices and customer demand, the capacity price set by the April 2022 MISO auction, and the amounts of energy and capacity hedged through IPA procurement events, Ameren Illinois estimates an increase to purchased power costs for calendar year 2022, compared to 2021, of approximately $400 million. The actual increase to purchased power costs will vary due to differences between estimated and realized power prices as well as customer demand satisfied by Ameren Illinois, which will be affected by changes in customers’ elections to use Ameren Illinois or an alternative retail electric supplier for their energy needs. An increase to purchased power costs for calendar year 2023, compared to 2021, is also likely but Ameren Illinois cannot reasonably estimate the amount of the increase as additional energy and capacity contracts for 2023 will be entered into as a part of IPA procurement events later in 2022 and the first half of 2023, as well as pricing determined by the April 2023 MISO capacity auction. Because of the power procurement riders, the difference between actual purchased power costs and costs billed to customers in a given period is deferred as a regulatory asset or liability. These pass-through costs do not affect Ameren Illinois’ net income, as any change in costs are offset by a corresponding change in revenues. Also, based on the capacity price set by the April 2022 MISO auction, Ameren Missouri estimates increases to capacity revenues and purchased power costs for the calendar year 2022, compared to 2021, of approximately $375 million. Ameren Missouri sells nearly all of its capacity to the MISO and purchases the capacity it needs to supply its native load sales from the MISO. An increase to capacity revenues and purchased power costs for calendar year 2023, compared to 2021, is also likely but Ameren Missouri cannot reasonably estimate the amount of the increases as capacity pricing for June 2023 through December 2023 will be determined by the April 2023 MISO capacity auction. Capacity revenues and purchased power costs are a part of the net energy costs recoverable under the FAC, with 95% of the variance between net energy costs and the amount set in base rates recovered or refunded through the FAC.
•Ameren Missouri and Ameren Illinois continue to make infrastructure investments and expect to seek increases to electric and natural gas rates to recover the cost of investments and earn an adequate return. Ameren Missouri and Ameren Illinois will also seek new, or to maintain existing, legislative solutions to address regulatory lag and to support investment in their utility infrastructure for the benefit of their customers. Ameren Missouri and Ameren Illinois continue to face cost recovery pressures, including limited economic growth in their service territories, increasing inflation, higher cost of debt, economic impacts of the COVID-19 pandemic, customer conservation efforts, the impacts of additional customer energy-efficiency programs, and increased customer use of increasingly cost-effective advancements in innovative energy technologies, including private generation and energy storage. However, over the long-term, we expect the decreased demand to be partially offset by increased demand resulting from increased electrification of the economy and as a means to address economy-wide CO2 emission concerns. We expect that increased investments, including expected future investments for environmental compliance, system reliability improvements, and new generation sources, will result in rate base and revenue growth but also higher depreciation and financing costs.
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
•In June 2022, Ameren Missouri filed a notice of change in preferred resource plan with the MoPSC. The filing includes a 2022 Change to the 2020 IRP, which the MoPSC may review at its election. In connection with the change, Ameren revised its goals for reduction of carbon emissions. Ameren is targeting net-zero carbon emissions by 2045, as well as a 60% reduction by 2030 and an 85% reduction by 2040 based on 2005 levels. Ameren’s goals include both direct emissions from operations, as well as electricity usage at Ameren buildings, including other greenhouse gas emissions of methane, nitrous oxide, and sulfur hexafluoride. Achieving these goals will be dependent on a variety of factors, including cost-effective advancements in innovative clean energy technologies and constructive federal and state energy and economic policies. The 2022 Change to the 2020 IRP includes expanding renewable sources by adding 2,800 MWs of renewable generation by 2030, 400 MWs of battery storage by 2035, and a total of 4,700 MWs of renewable generation and 800 MWs of battery storage by 2040. These amounts include 350 MWs of solar generation projects discussed below. The change also includes adding 1,200 MWs of natural gas-fired combined cycle generation by 2031, with plans to switch to hydrogen fuel and/or blend hydrogen fuel with natural gas and install carbon capture technology if these technologies become commercially available at a reasonable cost, adding 1,200 MWs of additional clean dispatchable generation by 2043, the continued implementation of customer energy-efficiency programs, and the expectation that Ameren Missouri will seek and receive NRC approval for an extension of the operating license for the Callaway Energy Center beyond its current 2044 expiration date. Additionally, the change includes extending the retirement date of the coal-fired Sioux Energy Center from 2028 to 2030 in order to ensure reliability during the transition to clean energy generation, which is subject to the approval of a change in the asset’s depreciable life by the MoPSC in Ameren Missouri’s current electric service regulatory rate review, accelerating the retirement date of the Rush Island coal-fired energy center to 2025, retiring the Meramec coal-fired energy center at the end of its useful life in 2022, retiring the generating units at the Labadie coal-fired energy center at the end of their useful lives (two generating units by 2036 and the other two by 2042), accelerating the retirement date of the Venice natural gas-fired energy center to 2029, and retiring Ameren Missouri’s other natural gas-fired energy centers in Illinois by 2040. Ameren Missouri’s plan could be affected by, among other factors: Ameren Missouri’s ability to obtain certificates of convenience and necessity from the MoPSC, and any other required approvals for the addition of renewable resources, retirement of energy centers, and new or continued customer energy-efficiency programs; the ability to enter into build-transfer agreements for renewable generation and acquire that generation at a reasonable cost; the ability of developers to meet contractual commitments and timely complete projects, which is dependent upon the availability of necessary labor, materials, and equipment, including those that are affected by the disruptions in the global supply chain caused by the COVID-19 pandemic or government actions, among other things; changes in the scope and timing of projects; the availability of federal production and investment tax credits related to renewable energy and Ameren

Missouri’s ability to use such credits; the cost of wind, solar, and other renewable generation and storage technologies; the cost of natural gas or hydrogen CT technologies; changes in environmental regulations, including those related to CO2 and other greenhouse gas emissions; energy prices and demand; and Ameren Missouri’s ability to obtain necessary rights-of-way, easements, and transmission interconnection agreements at an acceptable cost and in a timely fashion. The next integrated resource plan is expected to be filed in September 2023.
•Missouri law allows Missouri electric utility companies to petition the MoPSC for a financing order to authorize the issuance of securitized utility tariff bonds to finance the cost of retiring electric generation facilities before the end of their useful lives, including the repayment of existing debt. In connection with the planned accelerated retirement of the Rush Island Energy Center due to the NSR and Clean Air Act Litigation discussed above, Ameren Missouri expects to seek approval from the MoPSC to finance the costs associated with the retirement, including the remaining unrecovered net plant balance associated with the facility, through the issuance of securitized utility tariff bonds. As such, Ameren Missouri did not request a change in the depreciation rates related to the Rush Island Energy Center in the electric regulatory rate review filed in August 2022.
•In February 2022, Ameren Missouri, through a subsidiary, entered into a build-transfer agreement to acquire, after construction, a 150-MW solar generation facility, which is expected to be located in southeastern Illinois and, if approved by the MoPSC, serve customers under Ameren Missouri’s Renewable Solutions Program. In June 2022, Ameren Missouri, through a subsidiary, entered into a build-transfer agreement to acquire, after construction, a 200-MW solar generation facility, which is expected to be located in central Missouri and support Ameren Missouri’s compliance with the state of Missouri’s requirement of achieving 15% of retail sales from renewable energy sources, of which 2% must be derived from solar energy sources. The acquisitions are subject to certain conditions, including the issuance of certificates of convenience and necessity by the MoPSC, obtaining MISO transmission interconnection agreements, and approval by the FERC. In July 2022, Ameren Missouri filed for certificates of convenience and necessity with the MoPSC for both facilities and expects decisions by March 2023 and April 2023 for the 200-MW facility and the 150-MW facility, respectively. Depending on the timing of regulatory approvals and the impact of potential sourcing issues discussed below, the projects could be completed as early as the fourth quarter of 2024. Capital expenditures related to these facilities are not included in Ameren’s and Ameren Missouri’s expected capital investments discussed below.
•Ameren Missouri's 2022 Change to the 2020 IRP targets cleaner and more diverse sources of energy generation, including solar generation. While rights to acquire the solar facilities discussed above were secured through build-transfer agreements, supply chain disruptions, including solar panel shortages and increasing material costs as a result of government tariffs and other factors, could affect the costs as well as the timing of these projects and other solar generation projects. The supply of solar panels to the United States was significantly disrupted as a result of an investigation initiated by the Department of Commerce in late March 2022, which could result in punitive tariffs on solar panels imported from four Southeast Asian countries. The investigation is in response to complaints of Chinese solar manufacturers shifting solar cells to these countries to avoid tariffs required on imports from China. The Department of Commerce is required to issue a preliminary determination within 150 days of its initiation of an investigation, with final determination taking 300 days or more. Additionally, certain solar panels from China have been subject to detention by the United States Customs and Border Protection Agency as a result of the Uyghur Forced Labor Prevention Act that was passed in December 2021. In June 2022, President Biden authorized the Department of Energy to use the Defense Production Act to rapidly expand American manufacturing of five critical clean energy technologies, including solar panel components. President Biden also took executive action to temporarily lift certain tariffs on solar panels imported from the four Southeast Asian countries under investigation by the Department of Commerce for 24 months in order to allow the United States access to a sufficient supply of solar panels to meet electricity generation needs while domestic manufacturing scales up. Any future tariffs or other outcomes resulting from the investigation by the Department of Commerce or actions by the United States Customs and Border Protection Agency could affect the cost and the availability of solar panels and the timing and amount of Ameren Missouri's estimated capital expenditures associated with solar generation investments.
•Through 2026, we expect to make significant capital expenditures to improve our electric and natural gas utility infrastructure, with a major portion directed to our transmission and distribution systems. We estimate that we will invest up to $18.0 billion (Ameren Missouri – up to $9.2 billion; Ameren Illinois – up to $8.6 billion; ATXI – up to $0.2 billion) of capital expenditures during the period from 2022 through 2026. These planned investments are based on the assumption of continued constructive regulatory frameworks. Ameren’s and Ameren Missouri’s estimates exclude renewable generation investment opportunities of 800 MWs by 2026, which are included in Ameren Missouri’s 2022 Change to the 2020 IRP, and investment opportunities that may be approved by the MISO to address reliability concerns in connection with the planned accelerated retirement of the Rush Island Energy Center. These investment opportunities may be incremental to or partially replace other expenditures included in the 2022 through 2026 estimates above.
•In 2021, the MISO issued a report outlining a preliminary long-range transmission planning roadmap of projects through 2039, which considers the rapidly changing generation mix within MISO resulting from significant additions of renewable generation, actual and expected generation plant closures, and state mandates or goals for clean energy or carbon emissions reductions. In July 2022, the MISO approved the first tranche of projects under the first phase of the roadmap. A portion of these projects were assigned to various utilities, of which Ameren was awarded projects that are estimated to cost approximately $1.8 billion, based on MISO’s cost estimate.

The MISO is expected to initiate requests for proposals for the remaining projects included in the first tranche, which are expected to be awarded between mid-2023 and mid-2024. These investment opportunities may be incremental to or partially replace other expenditures included in the 2022 through 2026 estimates discussed above. In July 2022, a group of industrial customers filed a complaint with the FERC, challenging provisions of a MISO tariff that exclude regional transmission projects from the MISO’s competitive bid process based on state laws related to the right of first refusal, which provide an incumbent utility the right to build, maintain, and own transmission lines located within its service territory. The complaint seeks to require MISO to revise its tariff to prohibit the application of state laws related to the right of first refusal in the MISO’s long-range transmission planning and require projects to be bid on a competitive basis, to the maximum extent possible. It also is asking for refunds related to any costs under the tariff that would not comply with the sought-after revisions. The FERC is under no deadline to issue an order.
•In July 2022, an Illinois law prohibiting the state’s oversight of certain electric utilities’ choice of RTO membership ceased to be effective. Given the change in law and the high prices resulting from MISO’s 2022 capacity auction, the ICC issued an order requiring Ameren Illinois to perform a cost benefit study of continued participation in the MISO compared to participation in PJM Interconnection LLC, another RTO. The cost benefit study will examine the impacts of participation in each RTO, including reliability, resiliency, affordability, and environmental impacts, among other things, for a period of five to 10 years beginning June 2024. The ICC order requires Ameren Illinois to file the study by July 2023. A 30-day comment period will follow. The ICC is under no obligation to issue an order in this matter.
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
•Ameren expects its cash used for currently planned capital expenditures and dividends to exceed cash provided by operating activities over the next several years. As part of its funding plan for capital expenditures, Ameren is using newly issued shares of common stock, rather than market-purchased shares, to satisfy requirements under the DRPlus and employee benefit plans and expects to continue to do so through at least 2026. Ameren expects these issuances to provide equity of about $100 million annually. In addition, in 2021, Ameren established an ATM program under which Ameren may offer and sell from time to time up to $750 million of its common stock, which includes the ability to enter into forward sales agreements, subject to market conditions and other factors. Ameren has entered into multiple forward sale agreements under the ATM program with various counterparties relating to 5.8 million shares of common stock. As of June 30, 2022, Ameren could have settled the forward sale agreements with physical delivery of 5.6 million shares of common stock to the respective counterparties in exchange for cash of $500 million. As of June 30, 2022, Ameren had approximately $90 million of common stock available under the ATM program, which takes into account the forward sale agreements in effect as of June 30, 2022. For additional information regarding outstanding forward sale agreements, including settlement dates, see Note 4 – Long-Term Debt and Liquidity under Part I, Item 1, of this report. Ameren expects to settle approximately $300 million of the forward sale agreements by December 31, 2022. Ameren plans to issue approximately $300 million of equity each year from 2022 to 2026 in addition to issuances under the DRPlus and employee benefit plans. Ameren expects its equity to total capitalization ratio to be approximately 45% through December 31, 2026, with the long-term intent to support solid investment-grade credit ratings. Ameren Missouri and Ameren Illinois expect to fund cash flow needs through debt issuances, adjustments of dividends to Ameren (parent), and/or capital contributions from Ameren (parent).

•As of June 30, 2022, Ameren had $146 million in tax benefits from federal and state income tax credit carryforwards and $38 million in tax benefits from federal and state net operating loss carryforwards, which will be utilized in future periods. Ameren expects federal income tax payments at the required minimum levels from 2022 to 2026 resulting from the anticipated use of existing production tax credits generated by Ameren Missouri’s High Prairie Renewable and Atchison Renewable energy centers, existing tax net operating losses, tax credit carryforwards, tax overpayments, and outstanding refunds.
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
REGULATORY MATTERS
See Note 2 – Rate and Regulatory Matters under Part I, Item 1, of this report.
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.
There have been no material changes to the quantitative and qualitative disclosures about interest rate risk, credit risk, commodity price risk, investment price risk, and commodity supplier risk included in the Form 10-K, except as discussed below. See Item 7A under Part II of the Form 10-K for a more detailed discussion of our market risk.
Ameren Missouri has an immaterial amount of enriched uranium intended to be utilized later this decade that is sourced from a Russian supplier and could become subject to future sanctions. Ameren Missouri is reviewing options to reduce its exposure to Russian-sourced supplies. Ameren Missouri has inventories and supply contracts from non-Russian suppliers sufficient to meet all of its uranium (concentrate and hexafluoride), conversion, and enrichment requirements at least through the 2026 refueling of the Callaway Energy Center.
ITEM 4. CONTROLS AND PROCEDURES.
(a)Evaluation of Disclosure Controls and Procedures
As of June 30, 2022, evaluations were performed under the supervision and with the participation of management, including the principal executive officer and the principal financial officer of each of the Ameren Companies, of the effectiveness of the design and operation of such registrant’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act). Based on those evaluations, as of June 30, 2022, the principal executive officer and the principal financial officer of each of the Ameren Companies concluded that such disclosure controls and procedures are effective to provide assurance that information required to be disclosed in such registrant’s reports filed or submitted under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms and such information is accumulated and communicated to its management, including its principal executive officer and its principal financial officer, to allow timely decisions regarding required disclosure.
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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.
Ameren Corporation, Ameren Missouri, and Ameren Illinois did not purchase equity securities reportable under Item 703 of Regulation S-K during the period from April 1, 2022, to June 30, 2022.

ITEM 6. EXHIBITS.
The documents listed below are being filed or have previously been filed on behalf of the Ameren Companies and are incorporated herein by reference from the documents indicated and made a part hereof. Exhibits not identified as previously filed are filed herewith.

Exhibit Designation	Registrant(s)	Nature of Exhibit	Previously Filed as Exhibit to:
Material Contracts
10.1	Ameren Companies	*Ameren Corporation 2022 Omnibus Incentive Compensation Plan	Exhibit 99.1, File No. 333-264876
Rule 13a-14(a) / 15d-14(a) Certifications
31.1	Ameren	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer of Ameren
31.2	Ameren	Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer of Ameren
31.3	Ameren Missouri	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer of Ameren Missouri
31.4	Ameren Missouri	Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer of Ameren Missouri
31.5	Ameren Illinois	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer of Ameren Illinois
31.6	Ameren Illinois	Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer of Ameren Illinois
Section 1350 Certifications
32.1	Ameren	Section 1350 Certification of Principal Executive Officer and Principal Financial Officer of Ameren
32.2	Ameren Missouri	Section 1350 Certification of Principal Executive Officer and Principal Financial Officer of Ameren Missouri
32.3	Ameren Illinois	Section 1350 Certification of Principal Executive Officer and Principal Financial Officer of Ameren Illinois
Interactive Data Files
101.INS	Ameren Companies	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
101.SCH	Ameren Companies	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Ameren Companies	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB	Ameren Companies	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Ameren Companies	Inline XBRL Taxonomy Extension Presentation Linkbase Document
101.DEF	Ameren Companies	Inline XBRL Taxonomy Extension Definition Document
104	Ameren Companies	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)
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
Date: August 5, 2022