Form 10-Q
period 2022-09-30
AMEREN CORP; Ameren Illinois Co; UNION ELECTRIC CO
filed 2022-11-04
CIK 1002910, 18654, 100826

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the Quarterly Period Ended September 30, 2022

OR

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from to

Commission File Number	Exact name of registrant as specified in its charter; State of Incorporation; Address and Telephone Number	IRS Employer Identification No.
1-14756	Ameren Corporation	43-1723446
(Missouri Corporation)
1901 Chouteau Avenue
St. Louis, Missouri 63103
(314) 621-3222

1-2967	Union Electric Company	43-0559760
(Missouri Corporation)
1901 Chouteau Avenue
St. Louis, Missouri 63103
(314) 621-3222

1-3672	Ameren Illinois Company	37-0211380
(Illinois Corporation)
10 Richard Mark Way
Collinsville, Illinois 62234
(618) 343-8150

Former address
10 Executive Drive
Collinsville, Illinois 62234
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

Ameren Corporation	☐
Union Electric Company	☐
Ameren Illinois Company	☐
Indicate by check mark whether each registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Ameren Corporation	Yes	☐	No	☒
Union Electric Company	Yes	☐	No	☒
Ameren Illinois Company	Yes	☐	No	☒
The number of shares outstanding of each registrant’s classes of common stock as of October 31, 2022, was as follows:

Registrant	Title of each class of common stock	Shares outstanding
Ameren Corporation	Common stock, $0.01 par value per share	258,522,169
Union Electric Company	Common stock, $5 par value per share, held by Ameren Corporation	102,123,834
Ameren Illinois Company	Common stock, no par value, held by Ameren Corporation	25,452,373

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
COLI – Company-owned life insurance.
Form 10-K – The combined Annual Report on Form 10-K for the year ended December 31, 2021, filed by the Ameren Companies with the SEC.
IRA – The Inflation Reduction Act of 2022, federal legislation enacted in August 2022, which includes various provisions, such as expanded tax credits for clean energy investments, transferability of certain tax credits to an unrelated party for cash, and a corporate alternative minimum tax on certain entities, among other things.
MW-day – Megawatt-day, a measure of electric generation equivalent to one MW of power generated over one day.
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
QTD – Three months ended September 30.
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

FORWARD-LOOKING STATEMENTS
Statements in this report not based on historical facts are considered “forward-looking” and, accordingly, involve risks and uncertainties that could cause actual results to differ materially from those discussed. Although such forward-looking statements have been made in good faith and are based on reasonable assumptions, there is no assurance that the expected results will be achieved. These statements include (without limitation) statements as to future expectations, beliefs, plans, projections, strategies, targets, estimates, objectives, events, conditions, and financial performance. In connection with the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995, we are providing this cautionary statement to identify important factors that could cause actual results to differ materially from those anticipated. The following factors, in addition to those discussed within Risk Factors in the Form 10-K and in this report, and elsewhere in this report and in our other filings with the SEC, could cause actual results to differ materially from management expectations suggested in such forward-looking statements:
•regulatory, judicial, or legislative actions, and any changes in regulatory policies and ratemaking determinations, that may change regulatory recovery mechanisms, such as those that may result from the impact of a final ruling to be issued by the United States Court for the Eastern District of Missouri regarding its September 2019 remedy order for the Rush Island Energy Center, the MoPSC staff review of the planned Rush Island Energy Center retirement, Ameren Missouri’s electric service regulatory rate review filed in August 2022 with the MoPSC, the August 2022 United States Court of Appeals for the District of Columbia Circuit ruling that vacated FERC’s MISO ROE-determining orders and remanded the proceedings to the FERC, the July 2020 appeal filed by Ameren Missouri, Ameren Illinois, and ATXI challenging the FERC’s rehearing denials in the transmission formula rate revision cases, Ameren Illinois’ electric distribution service rate reconciliation request filed with the ICC in April 2022, and Ameren Illinois’ annual electric energy-efficiency formula rate update filed with the ICC in June 2022;
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
•the effects of changes in federal, state, or local tax laws or rates, including the effects of the IRA, as well as additional regulations, interpretations, amendments, or technical corrections to or in connection with the IRA, and challenges to the tax positions taken by the Ameren Companies, if any, as well as resulting effects on customer rates;
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
•the cost and availability of fuel, such as low-sulfur coal, natural gas, and enriched uranium used to produce electricity; the cost and availability of natural gas for distribution and purchased power, including capacity, zero emission credits, renewable energy credits, emission allowances; and the level and volatility of future market prices for such commodities and credits;
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
•the impact of cyberattacks and data security risks on us or our suppliers, which could, among other things, result in the loss of operational control of energy centers and electric and natural gas transmission and distribution systems and/or the loss of data, such as customer, employee, financial, and operating system information;
•business, economic, and capital market conditions, including the impact of such conditions on interest rates, inflation, and investments;
•disruptions of the capital markets, deterioration in credit metrics of the Ameren Companies, or other events that may have an adverse effect on the cost or availability of capital, including short-term credit and liquidity;
•the actions of credit rating agencies and the effects of such actions;
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

•Ameren Missouri’s ability to construct and/or acquire wind, solar, and other renewable energy generation facilities and battery storage, as well as natural gas-fired combined cycle energy centers, retire energy centers, and implement new or existing customer energy-efficiency programs, including any such construction, acquisition, retirement, or implementation in connection with its Smart Energy Plan, integrated resource plan, or emissions reduction goals, and to recover its cost of investment, related return, and, in the case of customer energy-efficiency programs, any lost margins in a timely manner, which is affected by the ability to obtain all necessary regulatory and project approvals, including certificates of convenience and necessity from the MoPSC or any other required approvals for the addition of renewable resources;
•Ameren Missouri’s ability to use or transfer federal production and investment tax credits related to renewable energy projects; the cost of wind, solar, and other renewable generation and storage technologies; and our ability to obtain timely interconnection agreements with the MISO or other RTOs at an acceptable cost for each facility;
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
•legal and administrative proceedings;
•the impacts of the Russian invasion of Ukraine, related sanctions imposed by the U.S. and other governments, and any broadening of the conflict, including potential impacts on the cost and availability of fuel, natural gas, enriched uranium, and other commodities, materials, and services, the inability of our counterparties to perform their obligations, disruptions in the capital and credit markets, and other impacts on business, economic, and geopolitical conditions, including inflation; and
•acts of sabotage, war, terrorism, or other intentionally disruptive acts.
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

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS.

AMEREN CORPORATION
CONSOLIDATED STATEMENT OF INCOME AND COMPREHENSIVE INCOME
(Unaudited) (In millions, except per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Operating Revenues:
Electric	$2,140	$1,668	$4,971	$4,108
Natural gas	166	143	940	741
Total operating revenues	2,306	1,811	5,911	4,849
Operating Expenses:
Fuel	117	184	376	422
Purchased power	563	159	1,058	479
Natural gas purchased for resale	58	45	431	275
Other operations and maintenance	475	457	1,427	1,289
Depreciation and amortization	350	290	965	856
Taxes other than income taxes	144	142	415	392
Total operating expenses	1,707	1,277	4,672	3,713
Operating Income	599	534	1,239	1,136
Other Income, Net	58	56	180	151
Interest Charges	126	94	356	290
Income Before Income Taxes	531	496	1,063	997
Income Taxes	78	70	148	128
Net Income	453	426	915	869
Less: Net Income Attributable to Noncontrolling Interests	1	1	4	4
Net Income Attributable to Ameren Common Shareholders	$452	$425	$911	$865

Net Income	$453	$426	$915	$869
Other Comprehensive Income, Net of Taxes
Pension and other postretirement benefit plan activity, net of income taxes of $—, $—, $—, and $—, respectively	—	1	1	1
Comprehensive Income	453	427	916	870
Less: Comprehensive Income Attributable to Noncontrolling Interests	1	1	4	4
Comprehensive Income Attributable to Ameren Common Shareholders	$452	$426	$912	$866

Earnings per Common Share – Basic	$1.75	$1.66	$3.53	$3.38

Earnings per Common Share – Diluted	$1.74	$1.65	$3.51	$3.36

Weighted-average Common Shares Outstanding – Basic	258.4	257.3	258.2	255.9
Weighted-average Common Shares Outstanding – Diluted	259.5	258.6	259.3	257.2
The accompanying notes are an integral part of these consolidated financial statements.

AMEREN CORPORATION
CONSOLIDATED BALANCE SHEET
(Unaudited) (In millions, except per share amounts)

	September 30, 2022	December 31, 2021
ASSETS
Current Assets:
Cash and cash equivalents	$7	$8
Accounts receivable – trade (less allowance for doubtful accounts of $31 and $29, respectively)	665	434
Unbilled revenue	366	301
Miscellaneous accounts receivable	62	85
Inventories	695	592
Current regulatory assets	346	319
Current collateral assets	145	66
Other current assets	232	163
Total current assets	2,518	1,968
Property, Plant, and Equipment, Net	30,608	29,261
Investments and Other Assets:
Nuclear decommissioning trust fund	910	1,159
Goodwill	411	411
Regulatory assets	1,405	1,289
Pension and other postretirement benefits	813	756
Other assets	992	891
Total investments and other assets	4,531	4,506
TOTAL ASSETS	$37,657	$35,735
LIABILITIES AND EQUITY
Current Liabilities:
Current maturities of long-term debt	$155	$505
Short-term debt	1,221	545
Accounts and wages payable	820	1,095
Taxes accrued	216	74
Current regulatory liabilities	179	113
Other current liabilities	584	494
Total current liabilities	3,175	2,826
Long-term Debt, Net	13,577	12,562
Deferred Credits and Other Liabilities:
Accumulated deferred income taxes and tax credits, net	3,785	3,499
Regulatory liabilities	5,658	5,848
Asset retirement obligations	771	757
Other deferred credits and liabilities	361	414
Total deferred credits and other liabilities	10,575	10,518
Commitments and Contingencies (Notes 2, 9, and 10)
Shareholders’ Equity:
Common stock, $.01 par value, 400.0 shares authorized – shares outstanding of 258.5 and 257.7, respectively	3	3
Other paid-in capital, principally premium on common stock	6,548	6,502
Retained earnings	3,636	3,182
Accumulated other comprehensive income	14	13
Total shareholders’ equity	10,201	9,700
Noncontrolling Interests	129	129
Total equity	10,330	9,829
TOTAL LIABILITIES AND EQUITY	$37,657	$35,735
The accompanying notes are an integral part of these consolidated financial statements.

AMEREN CORPORATION
CONSOLIDATED STATEMENT OF CASH FLOWS
(Unaudited) (In millions)
	Nine Months Ended September 30,
	2022	2021
Cash Flows From Operating Activities:
Net income	$915	$869
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,016	903
Amortization of nuclear fuel	46	37
Amortization of debt issuance costs and premium/discounts	17	17
Deferred income taxes and investment tax credits, net	137	139
Allowance for equity funds used during construction	(31)	(30)
Stock-based compensation costs	18	17
Other	63	11
Changes in assets and liabilities:
Receivables	(296)	(212)
Inventories	(103)	(73)
Accounts and wages payable	(128)	(143)
Taxes accrued	147	148
Regulatory assets and liabilities	(17)	(340)
Assets, other	(87)	(58)
Liabilities, other	19	(35)
Pension and other postretirement benefits	(49)	(6)
Counterparty collateral, net	(68)	(52)
Net cash provided by operating activities	1,599	1,192
Cash Flows From Investing Activities:
Capital expenditures	(2,437)	(2,613)
Nuclear fuel expenditures	(22)	(19)
Purchases of securities – nuclear decommissioning trust fund	(176)	(411)
Sales and maturities of securities – nuclear decommissioning trust fund	163	404
Other	14	(7)
Net cash used in investing activities	(2,458)	(2,646)
Cash Flows From Financing Activities:
Dividends on common stock	(457)	(423)
Dividends paid to noncontrolling interest holders	(4)	(4)
Short-term debt, net	675	63
Maturities of long-term debt	(450)	—
Issuances of long-term debt	1,118	1,423
Issuances of common stock	29	297
Redemptions of Ameren Illinois preferred stock	—	(13)
Employee payroll taxes related to stock-based compensation	(16)	(17)
Debt issuance costs	(11)	(15)
Other	—	(13)
Net cash provided by financing activities	884	1,298
Net change in cash, cash equivalents, and restricted cash	25	(156)
Cash, cash equivalents, and restricted cash at beginning of year	155	301
Cash, cash equivalents, and restricted cash at end of period	$180	$145
The accompanying notes are an integral part of these consolidated financial statements.

AMEREN CORPORATION
CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY
(Unaudited) (In millions, except per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Common Stock	$3	$3	$3	$3

Other Paid-in Capital:
Beginning of period	6,527	6,436	6,502	6,179
Settlement of forward sale agreement through common shares issuance	—	—	—	113
Shares issued under the ATM program	—	27	—	148
Shares issued under the DRPlus and 401(k) plan	12	12	37	36
Stock-based compensation activity	9	8	9	7
Other paid-in capital, end of period	6,548	6,483	6,548	6,483

Retained Earnings:
Beginning of period	3,336	2,915	3,182	2,757
Net income attributable to Ameren common shareholders	452	425	911	865
Dividends on common stock	(152)	(141)	(457)	(423)
Retained earnings, end of period	3,636	3,199	3,636	3,199

Accumulated Other Comprehensive Income:
Deferred retirement benefit costs, beginning of period	14	(1)	13	(1)
Change in deferred retirement benefit costs	—	1	1	1
Deferred retirement benefit costs, end of period	14	—	14	—
Total accumulated other comprehensive income, end of period	14	—	14	—
Total Shareholders’ Equity	$10,201	$9,685	$10,201	$9,685

Noncontrolling Interests:
Beginning of period	129	129	129	142
Net income attributable to noncontrolling interest holders	1	1	4	4
Dividends paid to noncontrolling interest holders	(1)	(1)	(4)	(4)
Redemptions of Ameren Illinois preferred stock	—	—	—	(13)
Noncontrolling interests, end of period	129	129	129	129
Total Equity	$10,330	$9,814	$10,330	$9,814

Common stock shares outstanding at beginning of period	258.4	257.1	257.7	253.3
Shares issued under forward sale agreement	—	—	—	1.6
Shares issued under the ATM program	—	0.4	—	1.8
Shares issued under the DRPlus and 401(k) plan	0.1	0.1	0.4	0.4
Shares issued for stock-based compensation	—	—	0.4	0.5
Common stock shares outstanding at end of period	258.5	257.6	258.5	257.6

Dividends per common share	$0.59	$0.55	$1.77	$1.65
The accompanying notes are an integral part of these consolidated financial statements.

UNION ELECTRIC COMPANY (d/b/a AMEREN MISSOURI)
CONSOLIDATED STATEMENT OF INCOME
(Unaudited) (In millions)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Operating Revenues:
Electric	$1,338	$1,113	$2,966	$2,543
Natural gas	21	16	130	99
Total operating revenues	1,359	1,129	3,096	2,642
Operating Expenses:
Fuel	117	184	376	422
Purchased power	247	57	458	195
Natural gas purchased for resale	7	4	65	40
Other operations and maintenance	252	240	744	683
Depreciation and amortization	208	161	550	474
Taxes other than income taxes	106	104	281	266
Total operating expenses	937	750	2,474	2,080
Operating Income	422	379	622	562
Other Income, Net	25	27	72	74
Interest Charges	58	32	157	107
Income Before Income Taxes	389	374	537	529
Income Taxes Benefit	(9)	(2)	(13)	(7)
Net Income	398	376	550	536
Preferred Stock Dividends	1	1	3	3
Net Income Available to Common Shareholder	$397	$375	$547	$533
The accompanying notes as they relate to Ameren Missouri are an integral part of these consolidated financial statements.

UNION ELECTRIC COMPANY (d/b/a AMEREN MISSOURI)
CONSOLIDATED BALANCE SHEET
(Unaudited) (In millions, except per share amounts)

	September 30, 2022	December 31, 2021
ASSETS
Current Assets:
Cash and cash equivalents	$—	$—
Accounts receivable – trade (less allowance for doubtful accounts of $12 and $13, respectively)	302	190
Accounts receivable – affiliates	23	44
Unbilled revenue	204	142
Miscellaneous accounts receivable	39	71
Inventories	438	419
Current regulatory assets	243	127
Current collateral assets	140	66
Other current assets	99	76
Total current assets	1,488	1,135
Property, Plant, and Equipment, Net	15,829	15,296
Investments and Other Assets:
Nuclear decommissioning trust fund	910	1,159
Regulatory assets	642	523
Pension and other postretirement benefits	223	208
Other assets	425	401
Total investments and other assets	2,200	2,291
TOTAL ASSETS	$19,517	$18,722
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Current maturities of long-term debt	$55	$55
Short-term debt	178	165
Accounts and wages payable	339	631
Accounts payable – affiliates	43	46
Taxes accrued	183	34
Interest accrued	69	60
Mark-to-market derivative liabilities	113	53
Current regulatory liabilities	87	57
Other current liabilities	114	116
Total current liabilities	1,181	1,217
Long-term Debt, Net	6,085	5,564
Deferred Credits and Other Liabilities:
Accumulated deferred income taxes and tax credits, net	1,952	1,852
Regulatory liabilities	3,004	3,354
Asset retirement obligations	767	753
Other deferred credits and liabilities	70	71
Total deferred credits and other liabilities	5,793	6,030
Commitments and Contingencies (Notes 2, 8, 9, and 10)
Shareholders’ Equity:
Common stock, $5 par value, 150.0 shares authorized – 102.1 shares outstanding	511	511
Other paid-in capital, principally premium on common stock	2,725	2,725
Preferred stock	80	80
Retained earnings	3,142	2,595
Total shareholders’ equity	6,458	5,911
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$19,517	$18,722
The accompanying notes as they relate to Ameren Missouri are an integral part of these consolidated financial statements.

UNION ELECTRIC COMPANY (d/b/a AMEREN MISSOURI)
CONSOLIDATED STATEMENT OF CASH FLOWS
(Unaudited) (In millions)

	Nine Months Ended September 30,
	2022	2021
Cash Flows From Operating Activities:
Net income	$550	$536
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	603	522
Amortization of nuclear fuel	46	37
Amortization of debt issuance costs and premium/discounts	5	5
Deferred income taxes and investment tax credits, net	(17)	(7)
Allowance for equity funds used during construction	(17)	(17)
Other	9	8
Changes in assets and liabilities:
Receivables	(160)	(216)
Inventories	(19)	(19)
Accounts and wages payable	(192)	(145)
Taxes accrued	161	146
Regulatory assets and liabilities	(164)	(164)
Assets, other	(9)	20
Liabilities, other	14	(9)
Pension and other postretirement benefits	(12)	6
Counterparty collateral, net	(72)	(58)
Net cash provided by operating activities	726	645
Cash Flows From Investing Activities:
Capital expenditures	(1,237)	(1,567)
Nuclear fuel expenditures	(22)	(19)
Purchases of securities – nuclear decommissioning trust fund	(176)	(411)
Sales and maturities of securities – nuclear decommissioning trust fund	163	404
Money pool advances, net	—	115
Other	17	—
Net cash used in investing activities	(1,255)	(1,478)
Cash Flows From Financing Activities:
Dividends on preferred stock	(3)	(3)
Short-term debt, net	13	—
Issuances of long-term debt	524	524
Capital contribution from parent	—	183
Debt issuance costs	(6)	(5)
Net cash provided by financing activities	528	699
Net change in cash, cash equivalents, and restricted cash	(1)	(134)
Cash, cash equivalents, and restricted cash at beginning of year	8	145
Cash, cash equivalents, and restricted cash at end of period	$7	$11
The accompanying notes as they relate to Ameren Missouri are an integral part of these consolidated financial statements.

UNION ELECTRIC COMPANY (d/b/a AMEREN MISSOURI)
CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY
(Unaudited) (In millions)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Common Stock	$511	$511	$511	$511

Other Paid-in Capital:
Beginning of period	2,725	2,701	2,725	2,518
Capital contributions from parent	—	—	—	183
Other paid-in capital, end of period	2,725	2,701	2,725	2,701

Preferred Stock	80	80	80	80

Retained Earnings:
Beginning of period	2,745	2,259	2,595	2,101
Net income	398	376	550	536
Dividends on preferred stock	(1)	(1)	(3)	(3)
Retained earnings, end of period	3,142	2,634	3,142	2,634

Total Shareholders’ Equity	$6,458	$5,926	$6,458	$5,926
The accompanying notes as they relate to Ameren Missouri are an integral part of these consolidated financial statements.

AMEREN ILLINOIS COMPANY (d/b/a AMEREN ILLINOIS)
STATEMENT OF INCOME
(Unaudited) (In millions)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Operating Revenues:
Electric	$758	$518	$1,886	$1,455
Natural gas	146	127	811	642
Total operating revenues	904	645	2,697	2,097
Operating Expenses:
Purchased power	319	108	608	298
Natural gas purchased for resale	51	41	366	235
Other operations and maintenance	215	217	663	604
Depreciation and amortization	130	118	382	350
Taxes other than income taxes	34	34	122	114
Total operating expenses	749	518	2,141	1,601
Operating Income	155	127	556	496
Other Income, Net	26	19	75	49
Interest Charges	42	41	125	123
Income Before Income Taxes	139	105	506	422
Income Taxes	36	26	130	107
Net Income	103	79	376	315
Preferred Stock Dividends	—	—	1	1
Net Income Available to Common Shareholder	$103	$79	$375	$314
The accompanying notes as they relate to Ameren Illinois are an integral part of these financial statements.

AMEREN ILLINOIS COMPANY (d/b/a AMEREN ILLINOIS)
BALANCE SHEET
(Unaudited) (In millions)

	September 30, 2022	December 31, 2021
ASSETS
Current Assets:
Cash and cash equivalents	$—	$—
Accounts receivable – trade (less allowance for doubtful accounts of $19 and $16, respectively)	349	228
Accounts receivable – affiliates	9	24
Unbilled revenue	162	159
Miscellaneous accounts receivable	14	1
Inventories	257	173
Mark-to-market derivative assets	68	28
Current regulatory assets	100	180
Other current assets	39	30
Total current assets	998	823
Property, Plant, and Equipment, Net	13,011	12,223
Investments and Other Assets:
Goodwill	411	411
Regulatory assets	742	752
Pension and other postretirement benefits	456	427
Other assets	514	399
Total investments and other assets	2,123	1,989
TOTAL ASSETS	$16,132	$15,035
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Current maturities of long-term debt	$100	$400
Short-term debt	353	103
Accounts and wages payable	394	361
Accounts payable – affiliates	117	64
Current regulatory liabilities	92	54
Other current liabilities	275	251
Total current liabilities	1,331	1,233
Long-term Debt, Net	4,389	3,992
Deferred Credits and Other Liabilities:
Accumulated deferred income taxes and investment tax credits, net	1,670	1,558
Regulatory liabilities	2,532	2,374
Other deferred credits and liabilities	195	238
Total deferred credits and other liabilities	4,397	4,170
Commitments and Contingencies (Notes 2, 8, and 9)
Shareholders’ Equity:
Common stock, no par value, 45.0 shares authorized – 25.5 shares outstanding	—	—
Other paid-in capital	2,914	2,914
Preferred stock	49	49
Retained earnings	3,052	2,677
Total shareholders’ equity	6,015	5,640
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$16,132	$15,035
The accompanying notes as they relate to Ameren Illinois are an integral part of these financial statements.

AMEREN ILLINOIS COMPANY (d/b/a AMEREN ILLINOIS)
STATEMENT OF CASH FLOWS
(Unaudited) (In millions)

	Nine Months Ended September 30,
	2022	2021
Cash Flows From Operating Activities:
Net income	$376	$315
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	381	349
Amortization of debt issuance costs and premium/discounts	9	10
Deferred income taxes and investment tax credits, net	92	134
Allowance for equity funds used during construction	(14)	(13)
Other	19	8
Changes in assets and liabilities:
Receivables	(138)	8
Inventories	(84)	(54)
Accounts and wages payable	62	12
Taxes accrued	54	(21)
Regulatory assets and liabilities	147	(167)
Assets, other	(75)	(59)
Liabilities, other	35	1
Pension and other postretirement benefits	(29)	(16)
Net cash provided by operating activities	835	507
Cash Flows From Investing Activities:
Capital expenditures	(1,145)	(1,026)
Money pool advances, net	—	(41)
Other	—	(7)
Net cash used in investing activities	(1,145)	(1,074)
Cash Flows From Financing Activities:
Dividends on preferred stock	(1)	(1)
Short-term debt, net	250	—
Money pool borrowings, net	—	(19)
Maturities of long-term debt	(400)	—
Issuances of long-term debt	499	449
Capital contributions from parent	—	145
Redemption of preferred stock	—	(13)
Debt issuance costs	(5)	(6)
Other	—	(13)
Net cash provided by financing activities	343	542
Net change in cash, cash equivalents, and restricted cash	33	(25)
Cash, cash equivalents and restricted cash at beginning of year	133	147
Cash, cash equivalents, and restricted cash at end of period	$166	$122
The accompanying notes as they relate to Ameren Illinois are an integral part of these financial statements.

AMEREN ILLINOIS COMPANY (d/b/a AMEREN ILLINOIS)
STATEMENT OF SHAREHOLDERS’ EQUITY
(Unaudited) (In millions)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Common Stock	$—	$—	$—	$—

Other Paid-in Capital:
Beginning of period	2,914	2,722	2,914	2,652
Capital contributions from parent	—	75	—	145
Other paid-in capital, end of period	2,914	2,797	2,914	2,797

Preferred Stock:
Beginning of period	49	49	49	62
Redemptions of preferred stock	—	—	—	(13)
Preferred stock, end of period	49	49	49	49

Retained Earnings:
Beginning of period	2,949	2,487	2,677	2,252
Net income	103	79	376	315
Dividends on preferred stock	—	—	(1)	(1)
Retained earnings, end of period	3,052	2,566	3,052	2,566

Total Shareholders’ Equity	$6,015	$5,412	$6,015	$5,412
The accompanying notes as they relate to Ameren Illinois are an integral part of these financial statements.

AMEREN CORPORATION (Consolidated)
UNION ELECTRIC COMPANY (d/b/a Ameren Missouri)
AMEREN ILLINOIS COMPANY (d/b/a Ameren Illinois)
COMBINED NOTES TO FINANCIAL STATEMENTS
(Unaudited)
September 30, 2022
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
Due to a change in customer behavior and certain business practices resulting from the COVID-19 pandemic, there has been a shift in sales volumes by customer class at both Ameren Missouri and Ameren Illinois, which began in 2020, with an increase in residential sales, and a decrease in commercial and industrial sales. While our electric sales volumes in the first nine months of 2022, excluding the estimated effects of weather and customer energy-efficiency programs, were comparable to the same period in 2021 and, at Ameren Missouri, were comparable to pre-pandemic levels, Ameren Illinois’ sales volumes remain below pre-pandemic levels. However, revenues from Ameren Illinois’ electric distribution business, residential and small nonresidential customers of Ameren Illinois’ natural gas distribution business, and Ameren Illinois’ and ATXI’s electric transmission businesses are decoupled from changes in sales volumes. Earnings at Ameren Missouri and those associated with Ameren Illinois’ large nonresidential natural gas customers are exposed to such changes. Further effects of the COVID-19 pandemic on our results of operations, financial position, and liquidity in subsequent periods will depend on its severity and longevity, future regulatory or legislative actions with respect thereto, and the resulting impact on business, economic, and capital market conditions.
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
Variable Interest Entities
As of September 30, 2022, and December 31, 2021, Ameren had unconsolidated variable interests as a limited partner in various equity method investments, primarily to advance clean and resilient energy technologies, totaling $58 million and $56 million, respectively, included in “Other assets” on Ameren’s consolidated balance sheet. Any earnings or losses related to these investments are included in “Other Income, Net” on Ameren’s consolidated statement of income and comprehensive income. Ameren is not the primary beneficiary of these investments because it does not have the power to direct matters that most significantly affect the activities of these variable interest entities. As of September 30, 2022, the maximum exposure to loss related to these variable interests is limited to the investment in these partnerships of $58 million plus associated outstanding funding commitments of $21 million.

COLI
Ameren and Ameren Illinois have COLI, which is recorded at the net cash surrender value. The net cash surrender value is the amount that can be realized under the insurance policies at the balance sheet date. As of September 30, 2022, the cash surrender value of COLI at Ameren and Ameren Illinois was $239 million (December 31, 2021 – $278 million) and $116 million (December 31, 2021 – $117 million), respectively, while total borrowings against the policies were $108 million (December 31, 2021 – $109 million) at both Ameren and Ameren Illinois. Ameren and Ameren Illinois have the right to offset the borrowings against the cash surrender value of the policies and, consequently, present the net asset in “Other assets” on their respective balance sheets. The net cash surrender value of Ameren’s COLI is affected by the investment performance of a separate account in which Ameren holds a beneficial interest.
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
Missouri
2022 Electric Service Regulatory Rate Review
In August 2022, Ameren Missouri filed a request with the MoPSC seeking approval to increase its annual revenues for electric service by $316 million. The electric rate increase request is based on a 10.2% ROE, a capital structure composed of 51.9% common equity, a rate base of $11.6 billion, and a test year ended March 31, 2022, with certain pro-forma adjustments expected through an anticipated true-up date of December 31, 2022. Ameren Missouri’s request includes the continued use of the FAC and trackers for pension and postretirement benefits, uncertain income tax positions, certain excess deferred income taxes, and renewable energy standard costs that the MoPSC previously authorized in earlier electric rate orders, as well as the use of an electric property tax tracker allowed under Missouri Senate Bill 745 discussed below. In October 2022, Ameren Missouri also requested the use of a tracker for variances between actual income tax benefits and costs resulting from the IRA and those amounts included in customer rates, which would be considered for recovery or refund in a future electric regulatory rate review. For additional information regarding the IRA, see Note 12 – Income Taxes. The electric rate increase request reflects the following:
•increased infrastructure investments made under Ameren Missouri’s Smart Energy Plan, including increased cost of capital and depreciation expense;
•increased net fuel expense due to reduced off system sales, primarily driven by expected reduced operations at the Rush Island Energy Center; and
•extending the retirement date of the Sioux Energy Center from 2028 to 2030, consistent with Ameren Missouri’s 2022 Change to the 2020 IRP, in order to support reliability during the transition to clean energy generation.
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
Missouri Senate Bill 745
In June 2022, Missouri Senate Bill 745 was enacted and became effective on August 28, 2022. The law extended Ameren Missouri’s PISA election through December 2028 and allows for an additional extension through December 2033 if requested by Ameren Missouri and approved by the MoPSC, among other things. The law established a 2.5% annual limit on increases to the electric service revenue requirement used to set customer rates due to the inclusion of incremental PISA deferrals in the revenue requirement. The limitation will be effective for revenue requirements approved by the MoPSC after January 1, 2024, and will be based on the revenue requirement established in the immediately preceding rate order. The current rate limitation, which is effective through 2023, is a 2.85% cap on the compound annual growth rate in the average overall customer rate per kilowatthour, based on the electric rates that became effective in April 2017, less half of the annual savings from the TCJA that was passed on to customers as approved in a July 2018 MoPSC order. The law also established electric and natural gas property tax trackers that allow Ameren Missouri to defer the difference between actual property taxes incurred and related taxes included in customer rates as a regulatory asset or regulatory liability, with the difference expected to be reflected in rate base in a subsequent rate order. Upon the effective date of the law, Ameren Missouri began deferring amounts under these trackers. The deferrals were immaterial as of September 30, 2022.
Solar Generation Facilities
In February 2022, Ameren Missouri, through a subsidiary, entered into a build-transfer agreement to acquire, after construction, a 150-MW solar generation facility, which is expected to be located in southeastern Illinois and, if approved by the MoPSC, to serve customers under Ameren Missouri’s Renewable Solutions Program discussed below. In June 2022, Ameren Missouri, through a subsidiary, entered into a build-transfer agreement to acquire, after construction, a 200-MW solar generation facility, which is expected to be located in central Missouri and support Ameren Missouri’s compliance with the state of Missouri’s requirement of achieving 15% of retail sales from renewable energy sources, of which 2% must be derived from solar energy sources. The acquisitions are aligned with the 2022 Change to the 2020 IRP, which Ameren Missouri filed with the MoPSC in June 2022, and are subject to certain conditions, including the issuance of certificates of convenience and necessity by the MoPSC, obtaining MISO transmission interconnection agreements, and approval by the FERC. In July 2022, Ameren Missouri filed for certificates of convenience and necessity with the MoPSC for both facilities and expects decisions by March 2023 and April 2023 for the 200-MW facility and the 150-MW facility, respectively. Depending on the timing of regulatory approvals and the impact of potential sourcing issues resulting from a United States Department of Commerce investigation of solar panels imported from four Southeast Asian countries initiated in late March 2022 and the detention of certain solar panels sourced from China as a result of the Uyghur Forced Labor Prevention Act that was passed in December 2021, the projects could be completed as early as the fourth quarter of 2024.
Renewable Solutions Program
In July 2022, Ameren Missouri filed a request with the MoPSC seeking approval of its Renewable Solutions Program and a tariff related to participation in the program. The program would allow certain commercial, industrial, and governmental customers to receive up to 100% of their energy from renewable resources. Based on customer contracts, the program would enable Ameren Missouri to supply renewable solar energy generated by the 150-MW facility discussed above to customers that enroll in the program. Ameren Missouri expects a decision from the MoPSC by April 2023.
MoPSC Staff Review of Planned Rush Island Energy Center Retirement
In February 2022, the MoPSC issued an order directing the MoPSC staff to review Ameren Missouri’s planned accelerated retirement of the Rush Island Energy Center as a result of the NSR and Clean Air Act Litigation discussed in Note 9 – Commitments and Contingencies. The MoPSC staff’s review includes potential impacts on the reliability and cost of Ameren Missouri’s service to its customers; Ameren Missouri’s plans to mitigate the customer impacts of the accelerated retirement; and the prudence of Ameren Missouri’s actions and decisions with regard to the Rush Island Energy Center, which is expected to be addressed in the 2022 electric service regulatory rate review, among other things. In April 2022, the MoPSC staff filed an initial report with the MoPSC in which the staff concluded early retirement of the Rush Island Energy Center may cause reliability concerns. The MoPSC staff is under no deadline to complete this review. Ameren Missouri is unable to predict the results of this matter. Results of the review could be used in other MoPSC proceedings, which could have a material adverse effect on the results of operations, financial position, and liquidity of Ameren and Ameren Missouri.
MEEIA
In August 2022, the MoPSC issued an order approving Ameren Missouri’s energy savings results for the 2021 program year of the MEEIA 2019 program. As a result of this order and a MoPSC order issued in September 2021, Ameren Missouri recognized revenues of $12 million and $9 million in the third quarter of 2022 and 2021, respectively.
December 2021 MoPSC Electric and Natural Gas Rate Orders
In December 2021, the MoPSC issued orders in Ameren Missouri’s 2021 electric service and natural gas delivery service regulatory rate reviews. The new electric and natural gas rates approved by these orders became effective on February 28, 2022.
Illinois
MYRP ROE Performance Metrics
Under an MYRP, the ROE approved by the ICC would be subject to annual adjustments during the four-year period based on certain performance metrics, with aggregate symmetrical performance-based ROE incentives and penalties ranging from 20 to 60 basis points annually. In September 2022, the ICC issued an order approving the performance metrics to be used by Ameren Illinois in determining ROE incentives and penalties. The ICC order approved total ROE incentives and penalties of 24 basis points, allocated among seven approved performance metrics. These performance metrics include improvements in service reliability in both the frequency and duration of outages, a reduction in peak loads, an increased percentage of spend with diverse suppliers, a reduction in disconnections for certain customers, and improved timeliness in response to customer requests for interconnection of distributed energy resources. The ROE incentives and penalties would apply annually from 2024 through 2027 if, as planned, Ameren Illinois elects to file an MYRP by January 20, 2023.
Electric Distribution Service Rates Under IEIMA
In April 2022, Ameren Illinois filed its annual electric distribution service performance-based formula rate update with the ICC to be used for 2023 rates. In July 2022, Ameren Illinois filed a revised request seeking to increase its annual revenues for electric distribution service by $84 million. The updated request reflects an increase to the annual performance-based formula rate based on 2021 actual recoverable costs and expected net plant additions for 2022, an increase to include the 2021 revenue requirement reconciliation adjustment including a capital structure composed of 54% common equity, and a decrease for the conclusion of the 2020 revenue requirement reconciliation adjustment, which will be fully collected from customers in 2022, consistent with the ICC’s December 2021 annual update filing order. In August 2022, the ICC staff submitted its calculation of the revenue requirement included in Ameren Illinois’ update filing, recommending a $61 million increase in Ameren Illinois’ electric distribution service rates, which is based on a capital structure composed of 50% common equity. An ICC decision in this proceeding is required by December 2022, with new rates effective in January 2023.
Electric Customer Energy-Efficiency Investments
In June 2022, Ameren Illinois filed its annual electric customer energy-efficiency formula rate update to increase its rates by $17 million with the ICC. In August 2022, the ICC staff submitted a calculation of the revenue requirement included in Ameren Illinois’ filing, recommending a $15 million increase in rates. An ICC decision in this proceeding is required by December 2022, with new rates effective January 2023.
In June 2022, the ICC issued an order approving Ameren Illinois’ revised energy-efficiency plan that includes annual investments in electric energy-efficiency programs of approximately $120 million per year through 2025, which reflects the increased level of annual investments allowed under the IETL. The ICC has the ability to reduce the amount of electric energy-efficiency savings goals in future program years if there are insufficient cost-effective programs available, which could reduce the investments in electric energy-efficiency programs. The electric energy-efficiency program investments and the return on those investments are collected from customers through a rider and are not recovered through the electric distribution service performance-based formula ratemaking framework.
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
RTO Cost-Benefit Study
In July 2022, an Illinois law prohibiting the state’s oversight of certain electric utilities’ choice of RTO membership ceased to be effective. Given the change in law and the high prices resulting from MISO’s April 2022 capacity auction, the ICC issued an order requiring Ameren Illinois to perform a cost-benefit study of continued participation in the MISO compared to participation in PJM Interconnection LLC, another RTO. The cost-benefit study will examine the impacts of participation in each RTO, including reliability, resiliency, affordability, and environmental impacts, among other things, for a period of five to 10 years beginning June 2024. The ICC order requires Ameren Illinois to file the study by July 2023. A 30-day comment period will follow. The ICC is under no obligation to issue an order related to the cost-benefit study.
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
FERC Complaint Cases
Since November 2013, the allowed base ROE for FERC-regulated transmission rate base under the MISO tariff has been subject to customer complaint cases and has been changed by various FERC orders. In May 2020, the FERC issued an order, which set the allowed base ROE to 10.02%, and required refunds, with interest, for the periods November 2013 to February 2015 and from late September 2016 forward. Ameren and Ameren Illinois paid these refunds, including interest, by March 31, 2022. In June and July 2020, Ameren Missouri, Ameren Illinois, and ATXI, as well as various customers, petitioned the United States Court of Appeals for the District of Columbia Circuit for review of the May 2020 order, challenging certain aspects of the new ROE methodology established. The petition filed by Ameren Missouri, Ameren Illinois, and ATXI challenged the refunds required for the period from September 2016 to May 2020. In August 2022, the court issued a ruling that granted the customers’ petition for review, vacated the FERC’s previous MISO ROE-determining orders, and remanded the proceedings to the FERC. The currently allowed base ROE of 10.02% will remain effective for customer billings, but subject to refund if the base ROE is changed by the FERC in a future order. The FERC is under no deadline to issue an order related to these proceedings. A 50 basis point change in the FERC-allowed ROE would affect Ameren’s and Ameren Illinois’ annual revenue by an estimated $17 million and $11 million, respectively, based on each company’s 2022 projected rate base.
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
Short-term Borrowings
The Missouri Credit Agreement and the Illinois Credit Agreement are available to support issuances under Ameren (parent)’s, Ameren Missouri’s, and Ameren Illinois’ commercial paper programs, respectively, subject to borrowing sublimits, and the issuance of letters of credit. As of September 30, 2022, based on commercial paper outstanding and letters of credit issued under the Credit Agreements, along with cash and cash equivalents, the net liquidity available to Ameren (parent), Ameren Missouri, and Ameren Illinois, collectively, was $1.1 billion. The Ameren Companies were in compliance with the covenants in their Credit Agreements as of September 30, 2022. As of September 30, 2022, the ratios of consolidated indebtedness to consolidated total capitalization, calculated in accordance with the provisions of the Credit Agreements, were 59%, 49%, and 45% for Ameren, Ameren Missouri, and Ameren Illinois, respectively.
The following table presents commercial paper outstanding, net of issuance discounts, as of September 30, 2022, and December 31, 2021. There were no borrowings outstanding under the Credit Agreements as of September 30, 2022, or December 31, 2021.

	September 30, 2022	December 31, 2021
Ameren (parent)	$690	$277
Ameren Missouri	178	165
Ameren Illinois	353	103
Ameren consolidated	$1,221	$545

The following table summarizes the activity and relevant interest rates for Ameren (parent)’s, Ameren Missouri’s, and Ameren Illinois’ commercial paper issuances and borrowings under the Credit Agreements in the aggregate for the nine months ended September 30, 2022 and 2021:

	Ameren (parent)	Ameren Missouri	Ameren Illinois	Ameren Consolidated
2022
Average daily amount outstanding	$439	$253	$99	$791
Weighted-average interest rate	1.58%	1.16%	1.77%	1.47%
Peak amount outstanding during period(a)	$690	$539	$354	$1,222
Peak interest rate	3.55%	3.55%	3.60%	3.60%
2021
Average daily amount outstanding	$404	$121	$140	$665
Weighted-average interest rate	0.23%	0.22%	0.22%	0.22%
Peak amount outstanding during period(a)	$650	$546	$485	$1,134
Peak interest rate	0.33%	0.25%	0.25%	0.33%
(a)The timing of peak outstanding commercial paper issuances and borrowings under the Credit Agreements varies by company. Therefore, the sum of individual company peak amounts may not equal the Ameren consolidated peak for the period.
Money Pools
Ameren has money pool agreements with and among its subsidiaries to coordinate and provide for certain short-term cash and working capital requirements. The average interest rate for borrowings under the utility money pool for the three and nine months ended September 30, 2022, was 2.48% and 1.29%, respectively (2021 – 0.06% and 0.17%, respectively). See Note 8 – Related-party Transactions for the amount of interest income and expense from the utility money pool arrangements recorded by Ameren Missouri and Ameren Illinois for the three and nine months ended September 30, 2022 and 2021.
NOTE 4 – LONG-TERM DEBT AND EQUITY FINANCINGS
Ameren
For the three and nine months ended September 30, 2022, Ameren issued a total of 0.1 million and 0.4 million shares of common stock, respectively, under its DRPlus and 401(k) plan, and received proceeds of $4 million and $29 million, respectively, and had a receivable of $8 million as of September 30, 2022. In addition, in the first quarter of 2022, Ameren issued 0.4 million shares of common stock valued at $31 million upon the settlement of stock-based compensation awards.
In May 2021, Ameren entered into an equity distribution sales agreement pursuant to which Ameren may offer and sell from time to time up to $750 million of its common stock through an ATM program, which includes the ability to enter into forward sales agreements. There were no shares issued under the ATM program for the three and nine months ended September 30, 2022. As of September 30, 2022, Ameren had substantially utilized the available capacity under the ATM program, which takes into account the forward sale agreements discussed below.
Ameren has entered into multiple forward sale agreements under the ATM program with various counterparties relating to 6.6 million shares of common stock.

Related to the forward sale agreements outstanding as of September 30, 2022, these agreements can be settled at Ameren’s discretion on or prior to dates ranging from May 3, 2023 to March 8, 2024. On a settlement date or dates, if Ameren elects to physically settle a forward sale agreement, Ameren will issue shares of common stock to the counterparties at the then-applicable forward sale price. The initial forward sale price for the agreements ranged from $86.35 to $94.80 with an average initial forward sale price of $90.31. Each initial forward sale price is subject to adjustment based on a floating interest rate factor equal to the overnight bank funding rate less a spread of 75 basis points, and will be subject to decrease on certain dates specified in the forward sale agreements by specified amounts related to expected dividends on shares of the common stock during the term of the forward sale agreements. If the overnight bank funding rate is less than the spread on any day, the interest rate factor will result in a reduction of the forward sale price. The forward sale agreements will be physically settled unless Ameren elects to settle in cash or to net share settle. At September 30, 2022, Ameren could have settled the forward sale agreements with physical delivery of 6.6 million shares of common stock to the respective counterparties in exchange for cash of $587 million. Alternatively, the forward sale agreements could have also been settled at September 30, 2022, with the counterparties delivering approximately $58 million of cash or approximately 0.7 million shares of common stock to Ameren. In connection to the forward sale agreements, the various counterparties, or their affiliates, borrowed from third parties and sold 6.6 million shares of common stock. The gross sales price of these shares totaled $600 million. In connection with such sales, the counterparties were deemed to have received commissions of $6 million. Ameren has not received any proceeds from such sales of borrowed shares. The forward sale agreements have been classified as equity transactions.
Ameren Missouri
In April 2022, Ameren Missouri issued $525 million of 3.90% first mortgage bonds due April 2052, with interest payable semiannually on April 1 and October 1 of each year, beginning October 1, 2022. Ameren Missouri received net proceeds of $519 million, which were used to repay short-term debt and for near-term capital expenditures. Ameren Missouri intends to allocate an amount equal to the proceeds, after expenses, to sustainability projects meeting certain eligibility criteria.
Ameren Illinois
In August 2022, Ameren Illinois issued $500 million of 3.85% first mortgage bonds due September 2032, with interest payable semiannually on March 1 and September 1 of each year, beginning March 1, 2023. Ameren Illinois received net proceeds of $496 million, which were used to repay $400 million principal amount of its 2.70% senior secured notes that matured in September 2022 and short-term debt.
ATXI
In November 2021, pursuant to a note purchase agreement, ATXI agreed to issue $95 million of its 2.96% senior unsecured notes due 2052, with interest payable semiannually on February 25 and August 25 of each year, beginning February 25, 2023, through a private placement offering exempt from registration under the Securities Act of 1933, as amended. In August 2022, ATXI issued the notes and received net proceeds of $95 million, which were used to refinance the remaining portion of an intercompany long-term note with Ameren (parent), repay $50 million in principal amount of its 3.43% senior unsecured notes in August 2022, and repay short-term debt.
Indenture Provisions and Other Covenants
See Note 5 – Long-term Debt and Equity Financings under Part II, Item 8, in the Form 10-K for a description of our indenture provisions and other covenants, as well as restrictions on the payment of dividends. At September 30, 2022, the Ameren Companies were in compliance with the provisions and covenants contained in their indentures and articles of incorporation, as applicable, and ATXI was in compliance with the provisions and covenants contained in its note purchase agreements.
Off-balance-sheet Arrangements
At September 30, 2022, none of the Ameren Companies had any significant off-balance-sheet financing arrangements, other than variable interest entities and the multiple forward sale agreements under the ATM program relating to common stock. See Note 1 – Summary of Significant Accounting Policies for further detail concerning variable interest entities.

NOTE 5 – OTHER INCOME, NET
The following table presents the components of “Other Income, Net” in the Ameren Companies’ statements of income for the three and nine months ended September 30, 2022 and 2021:

	Three Months		Nine Months
	2022	2021	2022	2021
Ameren:
Allowance for equity funds used during construction	$12	$14	$31	$30
Interest income on industrial development revenue bonds	6	7	18	19
Non-service cost components of net periodic benefit income(a)	45	34	138	102
Miscellaneous income	5	1	14	7
Earnings (losses) related to equity method investments	(3)	2	1	8
Donations	(1)	(1)	(5)	(5)
Miscellaneous expense	(6)	(1)	(17)	(10)
Total Other Income, Net	$58	$56	$180	$151
Ameren Missouri:
Allowance for equity funds used during construction	$7	$7	$17	$17
Interest income on industrial development revenue bonds	6	7	18	19
Non-service cost components of net periodic benefit income(a)	13	13	41	41
Miscellaneous income	2	2	5	3
Donations	—	—	(2)	(1)
Miscellaneous expense	(3)	(2)	(7)	(5)
Total Other Income, Net	$25	$27	$72	$74
Ameren Illinois:
Allowance for equity funds used during construction	$5	$7	$14	$13
Non-service cost components of net periodic benefit income	21	13	63	41
Miscellaneous income	4	—	9	4
Donations	(1)	(1)	(3)	(4)
Miscellaneous expense	(3)	—	(8)	(5)
Total Other Income, Net	$26	$19	$75	$49
(a)For the three and nine months ended September 30, 2022, the non-service cost components of net periodic benefit income were adjusted by amounts deferred of $5 million and $16 million, respectively, due to a regulatory tracking mechanism for the difference between the level of such costs incurred by Ameren Missouri under GAAP and the level of such costs included in rates. The deferral was $(3) million and $(6) million for both the three and nine months ended September 30, 2021, respectively. See Note 11– Retirement Benefits for additional information.
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

If we determine that a contract meets the definition of a derivative and is not eligible for the NPNS exception, we review the contract to determine whether the resulting gains or losses qualify for regulatory deferral. Derivative contracts that qualify for regulatory deferral are recorded at fair value, with changes in fair value recorded as regulatory assets or liabilities in the period in which the change occurs. We believe derivative losses and gains deferred as regulatory assets and liabilities are probable of recovery, or refund, through future rates charged to customers. Regulatory assets and liabilities are amortized to operating income as related losses and gains are reflected in rates charged to customers. Therefore, gains and losses on these derivatives have no effect on operating income. As of September 30, 2022, and December 31, 2021, all contracts that met the definition of a derivative and were not eligible for the NPNS exception received regulatory deferral. Cash flows for all derivative financial instruments are classified in cash flows from operating activities.
The following table presents open gross commodity contract volumes by commodity type for derivative assets and liabilities as of September 30, 2022, and December 31, 2021. As of September 30, 2022, these contracts extended through October 2024, October 2027, May 2032 and March 2024 for fuel oils, natural gas, power and uranium, respectively:

	Quantity (in millions)
	September 30, 2022			December 31, 2021
Commodity	Ameren Missouri	Ameren Illinois	Ameren	Ameren Missouri	Ameren Illinois	Ameren
Fuel oils (in gallons)	19	—	19	30	—	30
Natural gas (in mmbtu)	43	144	187	35	144	179
Power (in MWhs)	2	6	8	6	6	12
Uranium (pounds in thousands)	406	—	406	586	—	586
The following table presents the carrying value and balance sheet location of all derivative commodity contracts, none of which were designated as hedging instruments, as of September 30, 2022, and December 31, 2021:

		September 30, 2022			December 31, 2021
	Balance Sheet Location	Ameren Missouri	Ameren Illinois	Ameren	Ameren Missouri	Ameren Illinois	Ameren
Fuel oils	Other current assets	12	—	12	8	—	8
	Other assets	3	—	3	5	—	5
Natural gas	Mark-to-market derivative assets	(a)	57	(a)	(a)	28	(a)
	Other current assets	14	—	71	7	—	35
	Other assets	13	21	34	5	13	18
Power	Mark-to-market derivative assets	(a)	11	(a)	(a)	—	(a)
	Other current assets	28	—	39	23	—	23
	Other assets	—	5	5	—	—	—
Uranium	Other current assets	2	—	2	—	—	—
	Other assets	1	—	1	1	—	1
	Total assets	$73	$94	$167	$49	$41	$90
Fuel oils	Other deferred credits and liabilities	1	—	1	—	—	—
Natural gas	Mark-to-market derivative liabilities	2	(a)	(a)	2	(a)	(a)
	Other current liabilities	—	9	11	—	6	8
	Other deferred credits and liabilities	1	3	4	1	2	3
Power	Mark-to-market derivative liabilities	111	(a)	(a)	50	(a)	(a)
	Other current liabilities	—	—	111	—	9	59
	Other deferred credits and liabilities	14	36	50	23	108	131
Uranium	Mark-to-market derivative liabilities	—	(a)	(a)	1	(a)	(a)
	Other current liabilities	—	—	—	—	—	1
	Total liabilities	$129	$48	$177	$77	$125	$202
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

The following table provides the recognized gross derivative balances and the net amounts of those derivatives subject to an enforceable master netting arrangement or similar agreement as of September 30, 2022, and December 31, 2021:

		Gross Amounts Not Offset in the Balance Sheet
Commodity Contracts Eligible to be Offset	Gross Amounts Recognized in the Balance Sheet	Derivative Instruments	Cash Collateral Received/Posted(a)	Net Amount
September 30, 2022
Assets:
Ameren Missouri	$73	$18	$2	$53
Ameren Illinois	94	13	1	80
Ameren	$167	$31	$3	$133
Liabilities:
Ameren Missouri	$129	$18	$99	$12
Ameren Illinois	48	13	—	35
Ameren	$177	$31	$99	$47
December 31, 2021
Assets:
Ameren Missouri	$49	$15	$—	$34
Ameren Illinois	41	4	—	37
Ameren	$90	$19	$—	$71
Liabilities:
Ameren Missouri	$77	$15	$47	$15
Ameren Illinois	125	4	—	121
Ameren	$202	$19	$47	$136
(a)Cash collateral received reduces gross asset balances and is included in “Other current liabilities” and “Other deferred credits and liabilities” on the balance sheet. Cash collateral posted reduces gross liability balances and is included in “Current collateral assets” and “Other assets” on the balance sheet for Ameren and Ameren Missouri and “Other current assets” and “Other assets” for Ameren Illinois.
Credit Risk
In determining our concentrations of credit risk related to derivative instruments, we review our individual counterparties and categorize each counterparty into groupings according to the primary business in which each engages. As of September 30, 2022, if counterparty groups were to fail completely to perform on contracts, Ameren, Ameren Missouri, and Ameren Illinois’ maximum exposure related to derivative assets, predominantly from financial institutions, was $142 million, $55 million, and $87 million, respectively. The potential loss on counterparty exposures may be reduced or eliminated by the application of master netting arrangements or similar agreements and collateral held. As of September 30, 2022, the potential loss after consideration of the application of master netting arrangements or similar agreements and collateral held for Ameren, Ameren Missouri, and Ameren Illinois was $124 million, $43 million, and $81 million, respectively.
Certain of our derivative instruments contain collateral provisions tied to the Ameren Companies’ credit ratings. If our credit ratings were downgraded below investment grade, or if a counterparty with reasonable grounds for uncertainty regarding our ability to satisfy an obligation requested adequate assurance of performance, additional collateral postings might be required. The additional collateral required is the net liability position allowed under master netting arrangements or similar agreements, assuming (1) the credit risk-related contingent features underlying these arrangements were triggered and (2) those counterparties with rights to do so requested collateral. As of September 30, 2022, the aggregate fair value of derivative instruments with credit risk-related contingent features in a gross liability position, the cash collateral posted, and the aggregate amount of additional collateral that counterparties could require were each immaterial to Ameren, Ameren Missouri, and Ameren Illinois.
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
We consider nonperformance risk in our valuation of derivative instruments by analyzing our own credit standing and the credit standing of our counterparties, and by considering any credit enhancements (e.g., collateral). Included in our valuation, and based on current market conditions, is a valuation adjustment for counterparty default derived from market data such as the price of credit default swaps, bond yields, and credit ratings. No material gains or losses related to valuation adjustments for counterparty default risk were recorded at Ameren, Ameren Missouri, or Ameren Illinois in the three and nine months ended September 30, 2022 or 2021. At September 30, 2022, and

December 31, 2021, the counterparty default risk valuation adjustment related to derivative contracts was immaterial for Ameren, Ameren Missouri, and Ameren Illinois.
The following table sets forth, by level within the fair value hierarchy, our assets and liabilities measured at fair value on a recurring basis as of September 30, 2022, and December 31, 2021:

	September 30, 2022					December 31, 2021
	Level 1	Level 2	Level 3	Total		Level 1	Level 2	Level 3	Total
Assets:
Ameren Missouri
Derivative assets – commodity contracts:
Fuel oils	$13	$—	$2	$15		$13	$—	$—	$13
Natural gas	1	26	—	27		—	12	—	12
Power	9	—	19	28		10	—	13	23
Uranium	—	—	3	3		—	—	1	1
Total derivative assets – commodity contracts	$23	$26	$24	$73		$23	$12	$14	$49
Nuclear decommissioning trust fund:
Equity securities:
U.S. large capitalization	$574	$—	$—	$574		$824	$—	$—	$824
Debt securities:
U.S. Treasury and agency securities	—	148	—	148		—	141	—	141
Corporate bonds	—	115	—	115		—	131	—	131
Other	—	64	—	64		—	56	—	56
Total nuclear decommissioning trust fund	$574	$327	$—	$901	(a)	$824	$328	$—	$1,152	(a)
Total Ameren Missouri	$597	$353	$24	$974		$847	$340	$14	$1,201
Ameren Illinois
Derivative assets – commodity contracts:
Natural gas	$6	$65	$7	$78		$1	$33	$7	$41
Power	—	—	16	16		—	—	—	—
Total Ameren Illinois	$6	$65	$23	$94		$1	$33	$7	$41
Ameren
Derivative assets – commodity contracts(b)	$29	$91	$47	$167		$24	$45	$21	$90
Nuclear decommissioning trust fund(c)	574	327	—	901	(a)	824	328	—	1,152	(a)
Total Ameren	$603	$418	$47	$1,068		$848	$373	$21	$1,242
Liabilities:
Ameren Missouri
Derivative liabilities – commodity contracts:
Fuel oils	$1	$—	$—	$1		$—	$—	$—	$—
Natural gas	—	2	1	3		—	2	1	3
Power	98	—	27	125		45	—	28	73
Uranium	—	—	—	—		—	—	1	1
Total Ameren Missouri	$99	$2	$28	$129		$45	$2	$30	$77
Ameren Illinois
Derivative liabilities – commodity contracts:
Natural gas	$—	$6	$6	$12		$—	$5	$3	$8
Power	—	—	36	36		—	—	117	117
Total Ameren Illinois	$—	$6	$42	$48		$—	$5	$120	$125
Ameren
Derivative liabilities – commodity contracts(b)	$99	$8	$70	$177		$45	$7	$150	$202
(a)Balance excludes $9 million and $7 million of cash and cash equivalents, receivables, payables, and accrued income, net, for September 30, 2022, and December 31, 2021, respectively.
(b)See the Ameren Missouri and Ameren Illinois sections of the table for a breakout of the fair value of Ameren’s derivative assets and liabilities by type of commodity.
(c)See the Ameren Missouri section of the table for a breakout of the fair value of Ameren’s nuclear decommissioning trust fund by investment type.

Level 3 fuel oils, natural gas, and uranium derivative contract assets and liabilities measured at fair value on a recurring basis were immaterial for all periods presented. The following table presents the fair value reconciliation of Level 3 power derivative contract assets and liabilities measured at fair value on a recurring basis for the three and nine months ended September 30, 2022 and 2021:

	2022			2021
	Ameren Missouri	Ameren Illinois	Ameren	Ameren Missouri	Ameren Illinois	Ameren
For the three months ended September 30:
Beginning balance at July 1	$(36)	$(44)	$(80)	$(5)	$(166)	$(171)
Realized and unrealized gains/(losses) included in regulatory assets/liabilities	(10)	30	20	(16)	19	3
Settlements	38	(6)	32	(2)	3	1
Ending balance at September 30	$(8)	$(20)	$(28)	$(23)	$(144)	$(167)
Change in unrealized gains/(losses) related to assets/liabilities held at September 30	$(3)	$28	$25	$(17)	$19	$2
For the nine months ended September 30:
Beginning balance at January 1	$(15)	$(117)	$(132)	$2	$(198)	$(196)
Realized and unrealized gains/(losses) included in regulatory assets/liabilities	(56)	105	49	(22)	43	21
Settlements	63	(8)	55	(3)	11	8
Ending balance at September 30	$(8)	$(20)	$(28)	$(23)	$(144)	$(167)
Change in unrealized gains/(losses) related to assets/liabilities held at September 30	$(39)	$100	$61	$(21)	$42	$21
All gains or losses related to our Level 3 derivative commodity contracts are expected to be recovered or returned through customer rates; therefore, there is no impact to either net income or other comprehensive income resulting from changes in the fair value of these instruments.
The following table describes the valuation techniques and significant unobservable inputs utilized for the fair value of our Level 3 power derivative contract assets and liabilities as of September 30, 2022, and December 31, 2021:

		Fair Value					Weighted Average(b)
	Commodity	Assets	Liabilities	Valuation Technique(s)	Unobservable Input(a)	Range
2022	Power(c)	$35	$(63)	Discounted cash flow	Average forward peak and off-peak pricing – forwards/swaps ($/MWh)	42 – 118	60
					Nodal basis ($/MWh)	(15) – 2	(5)
					Trend rate (%)	0 – 1	0
2021	Power(d)	$13	$(145)	Discounted cash flow	Average forward peak and off-peak pricing – forwards/swaps ($/MWh)	32 – 55	40
					Nodal basis ($/MWh)	(14) – 0	(2)
					Trend rate (%)	(e)	0
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

The following table sets forth the carrying amount and, by level within the fair value hierarchy, the fair value of financial assets and liabilities disclosed, but not recorded, at fair value as of September 30, 2022, and December 31, 2021:

	Carrying Amount		Fair Value
			Level 1	Level 2	Level 3		Total
	September 30, 2022
Ameren:
Cash, cash equivalents, and restricted cash	$180		$180	$—	$—		$180
Investments in industrial development revenue bonds(a)	248		—	248	—		248
Short-term debt	1,221		—	1,221	—		1,221
Long-term debt (including current portion)(a)	13,732	(b)	—	11,493	446	(c)	11,939
Ameren Missouri:
Cash, cash equivalents, and restricted cash	$7		$7	$—	$—		$7
Investments in industrial development revenue bonds(a)	248		—	248	—		248
Short-term debt	178		—	178	—		178
Long-term debt (including current portion)(a)	6,140	(b)	—	5,352	—		5,352
Ameren Illinois:
Cash, cash equivalents, and restricted cash	$166		$166	$—	$—		$166
Short-term debt	353		—	353	—		353
Long-term debt (including current portion)	4,489	(b)	—	3,868	—		3,868
	December 31, 2021
Ameren:
Cash, cash equivalents, and restricted cash	$155		$155	$—	$—		$155
Investments in industrial development revenue bonds(a)	248		—	248	—		248
Short-term debt	545		—	545	—		545
Long-term debt (including current portion)(a)	13,067	(b)	—	13,930	591	(c)	14,521
Ameren Missouri:
Cash, cash equivalents, and restricted cash	$8		$8	$—	$—		$8
Investments in industrial development revenue bonds(a)	248		—	248	—		248
Short-term debt	165		—	165	—		165
Long-term debt (including current portion)(a)	5,619	(b)	—	6,321	—		6,321
Ameren Illinois:
Cash, cash equivalents, and restricted cash	$133		$133	$—	$—		$133
Short-term debt	103		—	103	—		103
Long-term debt (including current portion)	4,392	(b)	—	4,971	—		4,971
(a)Ameren and Ameren Missouri have investments in industrial development revenue bonds, classified as held-to-maturity and recorded in “Other Assets,” that are equal to the finance obligations for the Peno Creek and Audrain CT energy centers. As of September 30, 2022, and December 31, 2021, the carrying amount of both the investments in industrial development revenue bonds and the finance obligations approximated fair value.
(b)Included unamortized debt issuance costs, which were excluded from the fair value measurement, of $99 million, $42 million, and $41 million for Ameren, Ameren Missouri, and Ameren Illinois, respectively, as of September 30, 2022. Included unamortized debt issuance costs, which were excluded from the fair value measurement, of $94 million, $38 million, and $39 million for Ameren, Ameren Missouri, and Ameren Illinois, respectively, as of December 31, 2021.
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
Support Services Agreements
Ameren Missouri and Ameren Illinois had long-term receivables included in “Other assets” from Ameren Services of $80 million and $83 million, respectively, as of September 30, 2022, and $77 million and $80 million, respectively, as of December 31, 2021, related to Ameren Services’ allocated portion of Ameren’s pension and postretirement benefit plans.

Tax Allocation Agreement
See Note 1 – Summary of Significant Accounting Policies under Part II, Item 8, of the Form 10-K for a discussion of the tax allocation agreement. The following table presents the affiliate balances related to income taxes for Ameren Missouri and Ameren Illinois as of September 30, 2022, and December 31, 2021:

	September 30, 2022		December 31, 2021
	Ameren Missouri	Ameren Illinois	Ameren Missouri	Ameren Illinois
Income taxes payable to parent(a)	$—	$72	$—	$8
Income taxes receivable from parent(b)	12	—	27	18
(a)Included in “Accounts payable – affiliates” on the balance sheet.
(b)Included in “Accounts receivable – affiliates” on the balance sheet.
Effects of Related-party Transactions on the Statement of Income
The following table presents the impact on Ameren Missouri and Ameren Illinois of related-party transactions for the three and nine months ended September 30, 2022 and 2021:

				Three Months				Nine Months
Agreement	Income Statement Line Item			Ameren Missouri		Ameren Illinois		Ameren Missouri		Ameren Illinois
Ameren Missouri power supply	Operating Revenues	2022		$2	$	(a)		$7	$	(a)
agreements with Ameren Illinois		2021		5		(a)		10		(a)
Ameren Missouri and Ameren Illinois	Operating Revenues	2022		$6	$	(b)		$18	$	(b)
rent and facility services		2021		6		(b)		20		(b)
Ameren Missouri and Ameren Illinois miscellaneous	Operating Revenues	2022	$	(b)	$	(b)	$	(b)		$1
services		2021		(b)		3		(b)		5
Total Operating Revenues		2022		$8	$	(b)		$25		$1
		2021		11		3		30		5
Ameren Illinois power supply	Purchased Power	2022	$	(a)		$2	$	(a)		$7
agreements with Ameren Missouri		2021		(a)		5		(a)		10
Ameren Missouri and Ameren Illinois	Purchased Power	2022		$1	$	(b)		$1	$	(b)
transmission services from ATXI		2021		1		(b)		3		1
Total Purchased Power		2022		$1		$2		$1		$7
		2021		1		5		3		11
Ameren Missouri and Ameren Illinois	Other Operations and Maintenance	2022	$	(b)		$1	$	(b)		$2
rent and facility services		2021		(b)		1		(b)		3
Ameren Services support services	Other Operations and Maintenance	2022		$38		$36		$109		$103
agreement		2021		41		37		110		101
Total Other Operations and		2022		$38		$37		$109		$105
Maintenance		2021		41		38		110		104
Money pool borrowings (advances)	(Interest Charges)/Other Income, Net	2022	$	(b)	$	(b)	$	(b)	$	(b)
		2021		(b)		(b)		(b)		(b)
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

Environmental Matters
Our electric generation, transmission, and distribution and natural gas distribution and storage operations must comply with a variety of statutes and regulations relating to the protection of the environment and human health and safety, including permitting programs implemented via federal, state, and local authorities. Such environmental laws address air emissions; discharges to water bodies; the storage, handling and disposal of hazardous substances and waste materials; siting and land use requirements; and potential ecological impacts. Complex and lengthy processes are required to obtain and renew approvals, permits, and licenses for new, existing, or modified facilities. Additionally, the use and handling of various chemicals or hazardous materials require release prevention plans and emergency response procedures. We employ dedicated personnel knowledgeable in environmental matters to oversee our business activities’ compliance with regulatory requirements.
Environmental regulations have a significant impact on the electric utility industry and compliance with these regulations could be costly for Ameren Missouri, which operates coal-fired power plants. Regulations under the Clean Air Act that apply to the electric utility industry include the NSPS, the CSAPR, the MATS, and the National Ambient Air Quality Standards, which are subject to periodic review for certain pollutants. Collectively, these regulations cover a variety of pollutants, such as SO2, particulate matter, NOx, mercury, toxic metals and acid gases, and CO2 emissions from new power plants. Regulations implementing the Clean Water Act govern both intake and discharges of water, as well as evaluation of the ecological and biological impact of our operations and could require modifications to water intake structures or more stringent limitations on wastewater discharges. Depending upon the scope of modifications ultimately required by state regulators, capital expenditures associated with these modifications could be significant. The management and disposal of coal ash is regulated under the Resource Conservation and Recovery Act and the CCR Rule, which require the closure of certain surface impoundments at Ameren Missouri’s coal-fired energy centers. The individual or combined effects of compliance with existing and new environmental regulations could result in significant capital expenditures, increased operating costs, or the closure or alteration of operations at some of Ameren Missouri’s energy centers. Ameren and Ameren Missouri expect that such compliance costs would be recoverable through rates, subject to MoPSC prudence review, but the timing of costs and their recovery could be subject to regulatory lag.
Additionally, Ameren Missouri’s wind generation facilities may be subject to operating restrictions to limit the impact on protected species. Nighttime operating restrictions may be required during the critical biological season, which typically occurs from April through October. Seasonal nighttime curtailment began at the High Prairie Renewable Energy Center at the end of March 2022. Ameren Missouri expects to resume nighttime operations in November 2022, but the extent and duration of future seasonal nighttime curtailment is unknown as assessment of mitigation technologies is ongoing. Ameren Missouri does not anticipate these operating curtailments to result in significant impacts on its results of operations, financial position, or liquidity.
Ameren and Ameren Missouri estimate that they will need to make capital expenditures of $125 million to $175 million from 2022 through 2026 in order to comply with existing environmental regulations. Additional environmental controls beyond 2026 could be required. This estimate of capital expenditures includes ash pond closure and corrective action measures required by the CCR Rule and potential modifications to cooling water intake structures at existing power plants under Clean Water Act rules, all of which are discussed below. In addition to planned retirements of fossil fuel-fired energy centers as set forth in the 2022 Change to the 2020 IRP filed with the MoPSC in June 2022 and as noted in the NSR and Clean Air Act litigation and Illinois emissions standards discussed below, Ameren Missouri’s current plan for compliance with existing air emission regulations includes burning low-sulfur coal and installing new or optimizing existing air pollution control equipment. The actual amount of capital expenditures required to comply with existing environmental regulations may vary substantially from the above estimates because of uncertainty as to future permitting requirements made by state regulators and the EPA, potential revisions to regulatory obligations, and the cost of potential compliance strategies, among other things.
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
NSR and Clean Air Act Litigation
In January 2011, the United States Department of Justice, on behalf of the EPA, filed a complaint against Ameren Missouri in the United States District Court for the Eastern District of Missouri alleging that projects performed in 2007 and 2010 at the coal-fired Rush Island Energy Center violated provisions of the Clean Air Act and Missouri law. In January 2017, the district court issued a liability ruling against Ameren Missouri and, in September 2019, entered a remedy order that required Ameren Missouri to install a flue gas desulfurization system at the Rush Island Energy Center and a dry sorbent injection system at the Labadie Energy Center. Following an appeal from Ameren Missouri in August 2021, the United States Court of Appeals for the Eighth Circuit affirmed the liability ruling and the district court’s remedy order as it related to the installation of a flue gas desulfurization system at the Rush Island Energy Center, but reversed the order as it related to the installation of a dry sorbent injection system at the Labadie Energy Center. In November 2021, the court of appeals issued an order denying requests for consideration previously sought by both Ameren Missouri and the United States Department of Justice.
Based on its assessment of available legal, operational, and regulatory alternatives, Ameren Missouri filed a motion in December 2021, with the district court to modify the remedy order to allow the retirement of the Rush Island Energy Center in advance of its previously expected useful life in lieu of installing a flue gas desulfurization system. The March 31, 2024 compliance date contained in the district court’s September 2019 remedy order remains in effect unless extended by the district court. In July 2022, in response to an Ameren Missouri request for a final, binding reliability assessment, the MISO designated the Rush Island Energy Center as a system support resource and concluded that certain mitigation measures, including transmission upgrades, should occur before the energy center is retired. The transmission upgrade projects have been approved by the MISO, and Ameren Missouri has started design and procurement activities necessary to complete the upgrades and expects to complete the upgrades by late 2025. In October 2022, the FERC approved a system support resource agreement, which became effective retroactively as of September 1, 2022. The agreement details the manner of continued operation for a system support resource that results in operating during peak demand times and emergencies. The system support resource designation and the related agreement are subject to annual renewal and revision. In September 2022, the Rush Island Energy Center began operating consistent with the system support resource agreement. In addition, in October 2022, the FERC established hearing and settlement procedures in response to an August 2022 request from Ameren Missouri for recovery of non-energy costs under the related MISO tariff. The FERC is under no deadline to issue an order related to this proceeding. Revenues and costs under the MISO tariff are expected to be included in the FAC. The district court has the authority to determine the retirement date and operating parameters for the Rush Island Energy Center and is not bound by the MISO determination of the Rush Island Energy Center as a system support resource or the FERC’s approval. The district court is under no deadline to issue a ruling modifying the remedy order. Related to this matter, in February 2022, the MoPSC issued an order directing the MoPSC staff to review the planned accelerated retirement of the Rush Island Energy Center. See Note 2 – Rate and Regulatory Matters for additional information.
In connection with the planned accelerated retirement of the Rush Island Energy Center, Ameren Missouri expects to seek approval from the MoPSC to finance the costs associated with the retirement, including the remaining unrecovered net plant balance associated with the facility, through the issuance of securitized utility tariff bonds pursuant to the Missouri securitization statute. As such, Ameren Missouri did not request a change in the depreciation rates related to the Rush Island Energy Center in the electric regulatory rate review filed in August 2022. See Note 2 – Rate and Regulatory Matters for additional information on the August 2022 electric regulatory rate review. As of September 30, 2022, the Rush Island Energy Center had a net plant balance of approximately $0.6 billion included in plant to be abandoned, net, within “Property, Plant, and Equipment, Net” and a rate base of approximately $0.5 billion. See Note 1 – Summary of Significant Accounting Policies under Part II, Item 8, of the Form 10-K for additional information regarding plant to be abandoned, net. In addition, Ameren Missouri filed a 2022 Change to the 2020 IRP with the MoPSC in June 2022 to reflect, among other things, the planned acceleration of the retirement of the Rush Island Energy Center from 2039, the retirement year for the facility as reflected in the 2020 IRP and reflected in depreciation rates approved by the December 2021 MoPSC electric rate order.
Ameren Missouri is unable to predict the ultimate resolution of this matter; however, such resolution could have a material adverse effect on the results of operations, financial position, and liquidity of Ameren and Ameren Missouri.

Clean Water Act
The EPA’s regulations implementing Section 316(b) of the Clean Water Act require power plant operators to evaluate cooling water intake structures and identify measures for reducing the number of aquatic organisms impinged on a power plant’s cooling water intake screens or entrained through the plant’s cooling water system. All of Ameren Missouri’s coal-fired and nuclear energy centers are subject to the cooling water intake structures rule. Requirements of the rule are implemented by state regulators through the permit renewal process of each power plant’s water discharge permit. Permits for Ameren Missouri’s coal-fired and nuclear energy centers have been issued or are in the process of renewal.
In 2015, the EPA issued a rule to revise the effluent limitation guidelines applicable to steam electric generating units. These guidelines established national standards for water discharges, prohibit effluent discharges of certain waste streams, and impose more stringent limitations on certain water discharges from power plants by 2025. To meet the requirements of the guidelines, Ameren Missouri installed dry ash handling systems and in 2020 completed construction of wastewater treatment facilities at three of its four coal-fired energy centers. The Meramec Energy Center will be retired by the end of 2022 and, as a result, does not require new wastewater and dry ash handling systems.
CCR Management
The EPA’s CCR Rule establishes requirements for the management and disposal of CCR from coal-fired power plants and will result in the closure of certain surface impoundments at Ameren Missouri’s energy centers. Ameren Missouri completed the closure of all surface impoundments at its Labadie and Rush Island energy centers in 2021, and has made significant progress by closing several surface impoundments at its Sioux and Meramec energy centers. Ameren Missouri plans to complete the closures of the remaining surface impoundments as required by the CCR Rule in 2024. In January 2022, Ameren Missouri received notices of a proposed determination by the EPA preliminarily denying Ameren Missouri’s requests to extend the timeline for operating certain surface impoundments located at the Sioux and Meramec energy centers. Pursuant to the terms of the proposed determinations, compliance with the CCR Rule’s requirements for closure of the surface impoundments would be required 135 days after the EPA issues a final determination. In February 2022, Ameren Missouri filed comments with the EPA requesting additional time to construct a CCR Rule-compliant impoundment at the Sioux Energy Center and complete the closure of the surface impoundments at the Meramec Energy Center. The EPA is under no deadline to issue a final determination. Continued use of surface impoundments at the Sioux or Meramec energy centers is necessary to support ongoing operations. Ameren Missouri will retire the Meramec Energy Center by the end of 2022, and construction of a CCR Rule-compliant surface impoundment at the Sioux Energy Center is expected to be completed by the end of 2022 to allow for continued operations. Ameren Missouri does not expect that this matter will have a material adverse effect on its results of operations, financial position, or liquidity.
Ameren and Ameren Missouri have AROs of $49 million recorded on their respective balance sheets as of September 30, 2022, associated with CCR storage facilities. Ameren Missouri estimates it will need to make capital expenditures of $60 million to $80 million from 2022 through 2026 to implement its CCR management compliance plan, which includes installation of groundwater monitoring equipment and groundwater treatment facilities.
Remediation
The Ameren Companies are involved in a number of remediation actions to clean up sites impacted by the use or disposal of materials containing hazardous substances. Federal and state laws can require responsible parties to fund remediation regardless of their degree of fault, the legality of original disposal, or the ownership of a disposal site.
As of September 30, 2022, Ameren Illinois has remediated the majority of the 44 former MGP sites in Illinois and could substantially conclude remediation efforts at the remaining sites by 2023. The ICC allows Ameren Illinois to recover such remediation and related litigation costs from its electric and natural gas utility customers through environmental cost riders that are subject to annual prudence reviews by the ICC. As of September 30, 2022, Ameren Illinois estimated the remaining obligation related to these former MGP sites at $71 million to $145 million. Ameren and Ameren Illinois recorded a liability of $71 million to represent the estimated minimum obligation for these sites, as no other amount within the range was a better estimate. About half of the remaining liability recorded relates to remediation activities that are expected to be completed after 2023.
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
Insurance
The following table presents insurance coverage at Ameren Missouri’s Callaway Energy Center at September 30, 2022:

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
NOTE 11 – RETIREMENT BENEFITS
The following table presents the components of the net periodic benefit cost (income) incurred for Ameren’s pension and postretirement benefit plans for the three and nine months ended September 30, 2022 and 2021:

	Pension Benefits				Postretirement Benefits
	Three Months		Nine Months		Three Months		Nine Months
	2022	2021	2022	2021	2022	2021	2022	2021
Service cost(a)	$31	$33	$95	$100	$5	$5	$15	$17
Non-service cost components:
Interest cost	42	38	123	114	8	9	25	25
Expected return on plan assets	(80)	(74)	(240)	(223)	(21)	(20)	(64)	(60)
Amortization of:
Prior service benefit	—	—	—	—	(1)	(1)	(3)	(3)
Actuarial loss (gain)	7	18	19	55	(5)	(1)	(14)	(4)
Total non-service cost components(b)	$(31)	$(18)	$(98)	$(54)	$(19)	$(13)	$(56)	$(42)
Net periodic benefit cost (income)(c)	$—	$15	$(3)	$46	$(14)	$(8)	$(41)	$(25)
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
Ameren Missouri and Ameren Illinois are responsible for their respective share of Ameren’s pension and other postretirement costs. The following table presents the respective share of net periodic pension and other postretirement benefit costs (income) incurred for the three and nine months ended September 30, 2022 and 2021:

	Pension Benefits				Postretirement Benefits
	Three Months		Nine Months		Three Months		Nine Months
	2022	2021	2022	2021	2022	2021	2022	2021
Ameren Missouri(a)	$—	$7	$(2)	$22	$(3)	$(1)	$(10)	$(3)
Ameren Illinois	1	8	2	25	(11)	(8)	(31)	(23)
Other	(1)	—	(3)	(1)	—	1	—	1
Ameren(a)	$—	$15	$(3)	$46	$(14)	$(8)	$(41)	$(25)
(a)Does not include the impact of the regulatory tracking mechanism for the difference between the level of pension and postretirement benefit costs incurred by Ameren Missouri under GAAP and the level of such costs included in rates.

NOTE 12 – INCOME TAXES
The following table presents a reconciliation of the federal statutory corporate income tax rate to the effective income tax rate for the three and nine months ended September 30, 2022 and 2021:

	Ameren		Ameren Missouri		Ameren Illinois
	2022	2021	2022	2021	2022	2021
Three Months
Federal statutory corporate income tax rate	21%	21%	21%	21%	21%	21%
Increases (decreases) from:
Amortization of deferred investment tax credit	—	(1)	(1)	(1)	—	—
Amortization of excess deferred taxes(a)	(8)	(8)	(15)	(17)	(2)	(2)
Depreciation differences	—	—	—	—	—	(1)
Renewable and other tax credits(b)	(4)	(2)	(10)	(8)	—	—
State tax	4	4	3	4	7	7
Stock-based compensation	1	—	—	—	—	—
Cash surrender value of COLI	1	—	—	—	—	—
Effective income tax rate	15%	14%	(2)%	(1)%	26%	25%
Nine Months
Federal statutory corporate income tax rate	21%	21%	21%	21%	21%	21%
Increases (decreases) from:
Amortization of deferred investment tax credit	—	—	(1)	—	—	—
Amortization of excess deferred taxes(a)	(8)	(9)	(15)	(17)	(2)	(3)
Renewable and other tax credits(b)	(4)	(3)	(10)	(8)	—	—
State tax	5	5	3	3	7	7
Stock-based compensation	—	(1)	—	—	—	—
Effective income tax rate	14%	13%	(2)%	(1)%	26%	25%
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
IRA
The IRA was enacted in August 2022, and includes various income tax provisions, among other things. The law extends federal production and investment tax credits for projects beginning construction through 2024 and allows for a 10% adder to the production and investment tax credits for siting projects at existing energy communities as defined in the law, which includes sites previously used for coal-fired generation. The law also creates clean energy tax credits for projects placed in service after 2024. The clean energy tax credits will apply to renewable energy production and investments, along with certain nuclear energy production, and will be phased out beginning in 2033, at the earliest. The phase-out is triggered when greenhouse gas emissions from the electric generation industry are reduced by at least 75% from the annual 2022 emission rate or at the beginning of 2033, whichever is later. The law allows for transferability to an unrelated party for cash of up to 100% of certain tax credits generated after 2022. In addition, the new law imposes a 15% minimum tax on adjusted financial statement income, as defined in the law, for corporations whose average annual adjusted financial statement income exceeds $1 billion for three consecutive preceding tax years effective for tax years beginning after December 31, 2022. Once a corporation exceeds this three-year average annual adjusted financial statement income threshold, it will be subject to the minimum tax for all future tax years. Ameren is currently evaluating the IRA and does not expect to be subject to the minimum tax imposed by the IRA in 2023. Implementation of the IRA provisions is subject to additional regulations, interpretations, amendments, or technical corrections that may be issued by the IRS or United States Department of Treasury.

NOTE 13 – SUPPLEMENTAL INFORMATION
Cash, Cash Equivalents, and Restricted Cash
The following table provides a reconciliation of cash, cash equivalents, and restricted cash reported within the balance sheets and the statements of cash flows at September 30, 2022, and December 31, 2021:

	September 30, 2022			December 31, 2021
	Ameren	Ameren Missouri	Ameren Illinois	Ameren	Ameren Missouri	Ameren Illinois
“Cash and cash equivalents”	$7	$—	$—	$8	$—	$—
Restricted cash included in “Other current assets”	7	3	4	16	4	6
Restricted cash included in “Other assets”	162	—	162	127	—	127
Restricted cash included in “Nuclear decommissioning trust fund”	4	4	—	4	4	—
Total cash, cash equivalents, and restricted cash	$180	$7	$166	$155	$8	$133
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
Accounts Receivable
“Accounts receivable – trade” on Ameren’s and Ameren Illinois’ balance sheets include certain receivables purchased at a discount from alternative retail electric suppliers that elect to participate in the utility consolidated billing program. At September 30, 2022, and December 31, 2021, “Other current liabilities” on Ameren’s and Ameren Illinois’ balance sheets included payables for purchased receivables of $32 million and $27 million, respectively.
The following table provides a reconciliation of the beginning and ending amount of the allowance for doubtful accounts for the three and nine months ended September 30, 2022 and 2021:

	Three Months		Nine Months
	2022	2021	2022	2021
Ameren:
Beginning of period	$30	$42	$29	$50
Bad debt expense	15	7	26	8
Net write-offs	(14)	(13)	(24)	(22)
End of period	$31	$36	$31	$36
Ameren Missouri:
Beginning of period	$12	$16	$13	$16
Bad debt expense	3	2	6	5
Net write-offs	(3)	(4)	(7)	(7)
End of period	$12	$14	$12	$14
Ameren Illinois:(a)
Beginning of period	$18	$26	$16	$34
Bad debt expense	12	5	20	3	(b)
Net write-offs	(11)	(9)	(17)	(15)
End of period	$19	$22	$19	$22
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

As of September 30, 2022, accounts receivable balances that were 30 days or greater past due or that were a part of a deferred payment arrangement represented 17%, 12%, and 21%, or $117 million, $39 million, and $78 million, of Ameren’s, Ameren Missouri’s, and Ameren Illinois’ customer trade receivables before allowance for doubtful accounts, respectively. In comparison, as of September 30, 2021, these percentages were 18%, 12%, and 25%, or $97 million, $33 million, and $64 million, for Ameren, Ameren Missouri, and Ameren Illinois, respectively.
Supplemental Cash Flow Information
Capital expenditures for the nine months ended September 30, 2021, at Ameren and Ameren Missouri included wind generation expenditures of $515 million.
The following table provides noncash financing and investing activity excluded from the statements of cash flows for the nine months ended September 30, 2022 and 2021:

	September 30, 2022			September 30, 2021
	Ameren	Ameren Missouri	Ameren Illinois	Ameren	Ameren Missouri	Ameren Illinois
Investing
Accrued capital expenditures	$367	$187	$180	$396	$209	$182
Net realized and unrealized gain/(loss) – nuclear decommissioning trust fund	(262)	(262)	—	85	85	—
Financing
Issuance of common stock for stock-based compensation	$31	$—	$—	$33	$—	$—
Issuance of common stock under the DRPlus	8	—	—	—	—	—
Asset Retirement Obligations
The following table provides a reconciliation of the beginning and ending carrying amount of AROs for the nine months ended September 30, 2022:

	Ameren Missouri		Ameren Illinois		Ameren
Balance at December 31, 2021	$760	(a)	$4	(b)	$764	(a)
Liabilities incurred	1		—		1
Liabilities settled	(3)		—		(3)
Accretion	23	(c)	—		23	(c)
Change in estimates	(7)		—		(7)
Balance at September 30, 2022	$774	(a)	$4	(b)	$778	(a)
(a)Balance included $7 million in “Other current liabilities” on the balance sheet as of both September 30, 2022, and December 31, 2021.
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
For the nine months ended September 30, 2022 and 2021, excess tax benefits associated with the settlement of stock-based compensation awards reduced income tax expense by $5 million in both periods.

Deferred Compensation
At September 30, 2022, and December 31, 2021, the present value of benefits to be paid for deferred compensation obligations was $88 million and $91 million, respectively, which was primarily reflected in “Other deferred credits and liabilities” on Ameren’s consolidated balance sheet.
Operating Revenues
As of September 30, 2022 and 2021, our remaining performance obligations for contracts with a term greater than one year were immaterial. The Ameren Companies elected not to disclose the aggregate amount of the transaction price allocated to the performance obligations that are unsatisfied as of the end of the reporting period for contracts with an initial expected term of one year or less.
See Note 14 – Segment Information for disaggregated revenue information.
Excise Taxes
Ameren Missouri and Ameren Illinois collect from their customers excise taxes, including municipal and state excise taxes and gross receipts taxes that are levied on the sale or distribution of natural gas and electricity. The following table presents the excise taxes recorded on a gross basis in “Operating Revenues – Electric,” “Operating Revenues – Natural gas” and “Operating Expenses – Taxes other than income taxes” on the statements of income for the three and nine months ended September 30, 2022 and 2021:

	Three Months		Nine Months
	2022	2021	2022	2021
Ameren Missouri	$55	$54	$128	$120
Ameren Illinois	28	27	101	93
Ameren	$83	$81	$229	$213
Earnings per Share
The following table reconciles the basic weighted-average number of common shares outstanding to the diluted weighted-average number of common shares outstanding for the three and nine months ended September 30, 2022 and 2021:

	Three Months		Nine Months
	2022	2021	2022	2021
Weighted-average Common Shares Outstanding – Basic	258.4	257.3	258.2	255.9
Assumed settlement of performance share units and restricted stock units	0.9	1.3	1.0	1.3
Dilutive effect of forward sale agreements	0.2	—	0.1	—
Weighted-average Common Shares Outstanding – Diluted(a)	259.5	258.6	259.3	257.2
(a)There was an immaterial number of anti-dilutive securities excluded from the earnings per diluted share calculations for the three and nine months ended September 30, 2022 and 2021.

NOTE 14 – SEGMENT INFORMATION
The following tables present revenues, net income attributable to common shareholders, and capital expenditures by segment at Ameren and Ameren Illinois for the three and nine months ended September 30, 2022 and 2021. Ameren, Ameren Missouri, and Ameren Illinois management review segment capital expenditure information rather than any individual or total asset amount. For additional information about our segments, see Note 16 – Segment Information under Part II, Item 8, of the Form 10-K.
Ameren

	Ameren Missouri		Ameren Illinois Electric Distribution	Ameren Illinois Natural Gas	Ameren Transmission		Other	Intersegment Eliminations	Ameren
Three Months 2022:
External revenues	$1,351		$672	$146	$137		$—	$—	$2,306
Intersegment revenues	8		—	—	32		—	(40)	—
Net income (loss) attributable to Ameren common shareholders	397		51	(4)	78	(a)	(70)	—	452
Capital expenditures	431		163	114	187		1	3	899
Three Months 2021:
External revenues	$1,118		$425	$127	$141		$—	$—	$1,811
Intersegment revenues	11		3	—	19		—	(33)	—
Net income (loss) attributable to Ameren common shareholders	375		36	(8)	73	(a)	(51)	—	425
Capital expenditures	466	(b)	143	93	154		2	(8)	850	(b)
Nine Months 2022:
External revenues	$3,071		$1,640	$811	$389		$—	$—	$5,911
Intersegment revenues	25		1	—	76		—	(102)	—
Net income (loss) attributable to Ameren common shareholders	547		151	82	199	(a)	(68)	—	911
Capital expenditures	1,237		444	232	519		4	1	2,437
Nine Months 2021:
External revenues	$2,612		$1,222	$642	$373		$—	$—	$4,849
Intersegment revenues	30		5	—	53		—	(88)	—
Net income (loss) attributable to Ameren common shareholders	533		123	75	175	(a)	(41)	—	865
Capital expenditures	1,567	(b)	429	202	426		3	(14)	2,613	(b)
(a)Ameren Transmission earnings reflect an allocation of financing costs from Ameren (parent).
(b)Includes $98 million and $515 million at Ameren and Ameren Missouri for wind generation expenditures for the three and nine months ended September 30, 2021, respectively.
Ameren Illinois

	Ameren Illinois Electric Distribution	Ameren Illinois Natural Gas	Ameren Illinois Transmission	Intersegment Eliminations	Ameren Illinois
Three Months 2022:
External revenues	$672	$146	$86	$—	$904
Intersegment revenues	—	—	31	(31)	—
Net income (loss) available to common shareholder	51	(4)	56	—	103
Capital expenditures	163	114	169	—	446
Three Months 2021:
External revenues	$428	$127	$90	$—	$645
Intersegment revenues	—	—	18	(18)	—
Net income (loss) available to common shareholder	36	(8)	51	—	79
Capital expenditures	143	93	144	—	380

	Ameren Illinois Electric Distribution	Ameren Illinois Natural Gas	Ameren Illinois Transmission	Intersegment Eliminations	Ameren Illinois
Nine Months 2022:
External revenues	$1,641	$811	$245	$—	$2,697
Intersegment revenues	—	—	75	(75)	—
Net income available to common shareholder	151	82	142	—	375
Capital expenditures	444	232	469	—	1,145
Nine Months 2021:
External revenues	$1,227	$642	$228	$—	$2,097
Intersegment revenues	—	—	49	(49)	—
Net income available to common shareholder	123	75	116	—	314
Capital expenditures	429	202	395	—	1,026
The following tables present disaggregated revenues by segment at Ameren and Ameren Illinois for the three and nine months ended September 30, 2022 and 2021. Economic factors affect the nature, timing, amount, and uncertainty of revenues and cash flows in a similar manner across customer classes. Revenues from alternative revenue programs have a similar distribution among customer classes as revenues from contracts with customers. Other revenues not associated with contracts with customers are presented in the Other customer classification, along with electric transmission and off-system revenues.
Ameren

	Ameren Missouri	Ameren Illinois Electric Distribution	Ameren Illinois Natural Gas	Ameren Transmission	Intersegment Eliminations	Ameren
Three Months 2022:
Residential	$564	$407	$—	$—	$—	$971
Commercial	430	233	—	—	—	663
Industrial	99	47	—	—	—	146
Other	245	(15)	—	169	(39)	360
Total electric revenues	$1,338	$672	$—	$169	$(39)	$2,140
Residential	$11	$—	$89	$—	$—	$100
Commercial	6	—	25	—	—	31
Industrial	1	—	5	—	—	6
Other	3	—	27	—	(1)	29
Total natural gas revenues	$21	$—	$146	$—	$(1)	$166
Total revenues(a)	$1,359	$672	$146	$169	$(40)	$2,306
Three Months 2021:
Residential	$537	$258	$—	$—	$—	$795
Commercial	412	143	—	—	—	555
Industrial	98	26	—	—	—	124
Other	66	1	—	160	(33)	194
Total electric revenues	$1,113	$428	$—	$160	$(33)	$1,668
Residential	$9	$—	$75	$—	$—	$84
Commercial	4	—	23	—	—	27
Industrial	—	—	3	—	—	3
Other	3	—	26	—	—	29
Total natural gas revenues	$16	$—	$127	$—	$—	$143
Total revenues(a)	$1,129	$428	$127	$160	$(33)	$1,811

	Ameren Missouri	Ameren Illinois Electric Distribution	Ameren Illinois Natural Gas	Ameren Transmission	Intersegment Eliminations	Ameren
Nine Months 2022:
Residential	$1,267	$954	$—	$—	$—	$2,221
Commercial	968	571	—	—	—	1,539
Industrial	229	145	—	—	—	374
Other	502	(29)	—	465	(101)	837
Total electric revenues	$2,966	$1,641	$—	$465	$(101)	$4,971
Residential	$78	$—	$575	$—	$—	$653
Commercial	36	—	152	—	—	188
Industrial	4	—	33	—	—	37
Other	12	—	51	—	(1)	62
Total natural gas revenues	$130	$—	$811	$—	$(1)	$940
Total revenues(a)	$3,096	$1,641	$811	$465	$(102)	$5,911
Nine Months 2021:
Residential	$1,177	$705	$—	$—	$—	$1,882
Commercial	899	402	—	—	—	1,301
Industrial	221	94	—	—	—	315
Other	246	26	—	426	(88)	610
Total electric revenues	$2,543	$1,227	$—	$426	$(88)	$4,108
Residential	$54	$—	$438	$—	$—	$492
Commercial	23	—	116	—	—	139
Industrial	2	—	20	—	—	22
Other	20	—	68	—	—	88
Total natural gas revenues	$99	$—	$642	$—	$—	$741
Total revenues(a)	$2,642	$1,227	$642	$426	$(88)	$4,849
(a)The following table presents increases/(decreases) in revenues from alternative revenue programs and other revenues not from contracts with customers for the three and nine months ended September 30, 2022 and 2021:

	Ameren Missouri		Ameren Illinois Electric Distribution	Ameren Illinois Natural Gas	Ameren Transmission	Ameren
Three Months 2022:
Revenues from alternative revenue programs	$14		$(83)	$(3)	$(11)	$(83)
Other revenues not from contracts with customers	(45)	(a)	2	—	—	(43)	(a)
Three Months 2021:
Revenues from alternative revenue programs	$6		$(97)	$(5)	$1	$(95)
Other revenues not from contracts with customers	7	(b)	6	—	—	13	(b)
Nine Months 2022:
Revenues from alternative revenue programs	$8		$13	$(5)	$(14)	$2
Other revenues not from contracts with customers	(81)	(a), (b)	5	2	—	(74)	(a), (b)
Nine Months 2021:
Revenues from alternative revenue programs	$(9)		$(2)	$—	$5	$(6)
Other revenues not from contracts with customers	71	(b)	9	2	—	82	(b)
(a)Includes net realized losses on derivative power contracts.
(b)Includes insurance recoveries related to lost sales associated with the Callaway Energy Center maintenance outage. See Note 9 – Callaway Energy Center under Part II, Item 8, of the Form 10-K for additional information.

Ameren Illinois

	Ameren Illinois Electric Distribution	Ameren Illinois Natural Gas	Ameren Illinois Transmission	Intersegment Eliminations	Ameren Illinois
Three Months 2022:
Residential	$407	$89	$—	$—	$496
Commercial	233	25	—	—	258
Industrial	47	5	—	—	52
Other	(15)	27	117	(31)	98
Total revenues(a)	$672	$146	$117	$(31)	$904
Three Months 2021:
Residential	$258	$75	$—	$—	$333
Commercial	143	23	—	—	166
Industrial	26	3	—	—	29
Other	1	26	108	(18)	117
Total revenues(a)	$428	$127	$108	$(18)	$645
Nine Months 2022:
Residential	$954	$575	$—	$—	$1,529
Commercial	571	152	—	—	723
Industrial	145	33	—	—	178
Other	(29)	51	320	(75)	267
Total revenues(a)	$1,641	$811	$320	$(75)	$2,697
Nine Months 2021:
Residential	$705	$438	$—	$—	$1,143
Commercial	402	116	—	—	518
Industrial	94	20	—	—	114
Other	26	68	277	(49)	322
Total revenues(a)	$1,227	$642	$277	$(49)	$2,097
(a)The following table presents increases/(decreases) in revenues from alternative revenue programs and other revenues not from contracts with customers for the Ameren Illinois segments for the three and nine months ended September 30, 2022 and 2021:

	Ameren Illinois Electric Distribution	Ameren Illinois Natural Gas	Ameren Illinois Transmission	Ameren Illinois
Three Months 2022:
Revenues from alternative revenue programs	$(83)	$(3)	$(10)	$(96)
Other revenues not from contracts with customers	2	—	—	2
Three Months 2021:
Revenues from alternative revenue programs	$(97)	$(5)	$3	$(99)
Other revenues not from contracts with customers	6	—	—	6
Nine Months 2022:
Revenues from alternative revenue programs	$13	$(5)	$(12)	$(4)
Other revenues not from contracts with customers	5	2	—	7
Nine Months 2021:
Revenues from alternative revenue programs	$(2)	$—	$4	$2
Other revenues not from contracts with customers	9	2	—	11
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
OVERVIEW
Net income attributable to Ameren common shareholders in the three months ended September 30, 2022, was $452 million, or $1.74 per diluted share, compared with $425 million, or $1.65 per diluted share, in the year-ago period. Net income attributable to Ameren common shareholders in the nine months ended September 30, 2022, was $911 million, or $3.51 per diluted share, compared with $865 million, or $3.36 per diluted share, in the year-ago period. Net income for the three and nine months ended September 30, 2022, was favorably affected by increased rate base investments across all segments and a higher recognized ROE at Ameren Illinois Electric Distribution, increased base rate revenues at Ameren Missouri pursuant to the December 2021 MoPSC electric rate order, and increased retail electric sales volumes at Ameren Missouri, primarily resulting from colder winter and warmer summer temperatures experienced in 2022. Net income for the three and nine months ended September 30, 2022, compared with the year-ago periods, was unfavorably affected by increased other operations and maintenance expenses not subject to formula rates, riders, or trackers, primarily due to a reduction in the cash surrender value of COLI, an increase due to the expiration of contracts relating to refined coal tax credits at Ameren Missouri in 2021, and higher transmission and distribution expenses due to a change in the timing of capitalized work, disciplined project management, and other project-related costs. Net income comparisons in both periods were also unfavorably affected by increased financing costs from debt issuances; a higher effective income tax rate, primarily due to changes in the cash surrender value of COLI; and an increase in the weighted-average basic common shares outstanding.
Ameren’s strategic plan includes investing and operating its utilities in a manner consistent with existing regulatory frameworks, enhancing those frameworks, and advocating for responsible energy and economic policies, as well as creating and capitalizing on opportunities for investment for the benefit of its customers, shareholders, and the environment. Ameren remains focused on disciplined cost management and strategic capital allocation. Ameren invested $2.4 billion in its rate-regulated businesses in the nine months ended September 30, 2022.
In December 2021, Ameren Missouri filed a motion with the United States District Court for the Eastern District of Missouri to modify a September 2019 remedy order issued by the district court to allow the retirement of the Rush Island Energy Center in advance of its previously expected useful life in lieu of installing a flue gas desulfurization system. The March 31, 2024 compliance date contained in the district court’s September 2019 remedy order remains in effect unless extended by the district court. In July 2022, in response to an Ameren Missouri request for a final, binding reliability assessment, the MISO designated the Rush Island Energy Center as a system support resource and concluded that certain mitigation measures, including transmission upgrades, should occur before the energy center is retired. The transmission upgrade projects have been approved by the MISO, and Ameren Missouri has started design and procurement activities necessary to complete the upgrades and expects to complete the upgrades by late 2025. In October 2022, the FERC approved a system support resource agreement, which became effective retroactively as of September 1, 2022. The agreement details the manner of continued operation for a system support resource that results in operating during peak demand times and emergencies. The system support resource designation and the related agreement are subject to annual renewal and revision. In September 2022, the Rush Island Energy Center began operating consistent with the system support resource agreement. In addition, in October 2022, the FERC established hearing and settlement procedures in response to an August 2022 request from Ameren Missouri for recovery of non-energy costs under the related MISO tariff. The FERC is under no deadline to issue an order related to this proceeding. Revenues and costs under the MISO tariff are expected to be included in the FAC. The district court has the authority to determine the retirement date and operating parameters for the Rush Island Energy Center and is not bound by the MISO determination of the Rush Island Energy Center as a system support resource or the FERC’s approval. The district court is under no deadline to issue a ruling modifying the remedy order. Related to this matter, in February 2022, the MoPSC issued an order directing the MoPSC staff to review Ameren Missouri’s planned accelerated retirement of the Rush Island Energy

Center, including potential impacts on the reliability and cost of Ameren Missouri’s service to its customers; Ameren Missouri’s plans to mitigate the customer impacts of the accelerated retirement; and the prudence of Ameren Missouri’s actions and decisions with regard to the Rush Island Energy Center, which is expected to be addressed in the 2022 electric service regulatory rate review, among other things. In April 2022, the MoPSC staff filed an initial report with the MoPSC in which the staff concluded early retirement of the Rush Island Energy Center may cause reliability concerns. The MoPSC staff is under no deadline to complete this review. Ameren Missouri expects to seek approval from the MoPSC to finance the costs associated with the retirement, including the remaining unrecovered net plant balance associated with the facility, through the issuance of securitized utility tariff bonds pursuant to the Missouri securitization statute. See Note 9 – Commitments and Contingencies under Part I, Item 1, of this report for additional information.
In February 2022, Ameren Missouri filed an annual update to its Smart Energy Plan with the MoPSC, which includes a five-year capital investment overview with a detailed one-year plan for 2022. The Smart Energy Plan is designed to upgrade Ameren Missouri’s electric infrastructure and includes investments that will upgrade the grid and accommodate more renewable energy. Investments under the plan are expected to total approximately $8.4 billion over the five-year period from 2022 through 2026, with expenditures largely recoverable under the PISA and the RESRAM.
In February 2022, Ameren Missouri, through a subsidiary, entered into a build-transfer agreement to acquire, after construction, a 150-MW solar generation facility, which is expected to be located in southeastern Illinois and, if approved by the MoPSC, to serve customers under Ameren Missouri’s Renewable Solutions Program. In June 2022, Ameren Missouri, through a subsidiary, entered into a build-transfer agreement to acquire, after construction, a 200-MW solar generation facility, which is expected to be located in central Missouri and support Ameren Missouri’s compliance with the state of Missouri’s requirement of achieving 15% of retail sales from renewable energy sources, of which 2% must be derived from solar energy sources. The acquisitions are aligned with the 2022 Change to the 2020 IRP, which Ameren Missouri filed with the MoPSC in June 2022, and are subject to certain conditions, including the issuance of certificates of convenience and necessity by the MoPSC, obtaining MISO transmission interconnection agreements, and approval by the FERC. In July 2022, Ameren Missouri filed for certificates of convenience and necessity with the MoPSC for both facilities and expects decisions by March 2023 and April 2023 for the 200-MW facility and the 150-MW facility, respectively. Depending on the timing of regulatory approvals and the impact of potential sourcing issues, the projects could be completed as early as the fourth quarter of 2024.
In June 2022, Missouri Senate Bill 745 was enacted and became effective on August 28, 2022. The law extended Ameren Missouri’s PISA election through December 2028 and allows for an additional extension through December 2033 if requested by Ameren Missouri and approved by the MoPSC, among other things. The law established a 2.5% annual limit on increases to the electric service revenue requirement used to set customer rates due to the inclusion of incremental PISA deferrals in the revenue requirement. The limitation will be effective for revenue requirements approved by the MoPSC after January 1, 2024, and will be based on the revenue requirement established in the immediately preceding rate order. The current rate limitation, which is effective through 2023, is a 2.85% cap on the compound annual growth rate in the average overall customer rate per kilowatthour, based on the electric rates that became effective in April 2017, less half of the annual savings from the TCJA that was passed on to customers as approved in a July 2018 MoPSC order. The law also established electric and natural gas property tax trackers that allow Ameren Missouri to defer the difference between actual property taxes incurred and related taxes included in customer rates as a regulatory asset or regulatory liability, with the difference expected to be reflected in rate base in a subsequent rate order. Upon the effective date of the law, Ameren Missouri began deferring amounts under these trackers.
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
In September 2022, the ICC issued an order approving the performance metrics to be used by Ameren Illinois in determining ROE incentives and penalties under an MYRP. The ICC order approved total ROE incentives and penalties of 24 basis points, allocated among seven approved performance metrics. These performance metrics include improvements in service reliability in both the frequency and duration of outages, a reduction in peak loads, an increased percentage of spend with diverse suppliers, a reduction in disconnections for certain customers, and improved timeliness in response to customer requests for interconnection of distributed energy resources. The ROE incentives and penalties would apply annually from 2024 through 2027 if, as planned, Ameren Illinois elects to file an MYRP by January 20, 2023.
In April 2022, Ameren Illinois filed its annual electric distribution service performance-based formula rate update with the ICC to be used for 2023 rates. In July 2022, Ameren Illinois filed a revised request seeking to increase its annual revenues for electric distribution service by $84 million. In August 2022, the ICC staff submitted its calculation of the revenue requirement included in Ameren Illinois’ update filing, recommending a $61 million increase in Ameren Illinois’ electric distribution service rates. An ICC decision in this proceeding is required by December 2022, with new rates effective in January 2023.

In June 2022, Ameren Illinois filed its annual electric customer energy-efficiency formula rate update to increase its rates by $17 million with the ICC. In August 2022, the ICC staff submitted a calculation of the revenue requirement included in Ameren Illinois’ filing, recommending a $15 million increase in rates. An ICC decision in this proceeding is required by December 2022, with new rates effective January 2023.
In June 2022, the ICC issued an order approving Ameren Illinois’ revised energy-efficiency plan that includes annual investments in electric energy-efficiency programs of approximately $120 million per year through 2025, which reflects the increased level of annual investments allowed under the IETL. The ICC has the ability to reduce the amount of electric energy-efficiency savings goals in future program years if there are insufficient cost-effective programs available, which could reduce the investments in electric energy-efficiency programs. The electric energy-efficiency program investments and the return on those investments are collected from customers through a rider and are not recovered through the electric distribution service performance-based formula ratemaking framework.
In 2021, the MISO issued a report outlining a preliminary long-range transmission planning roadmap of projects through 2039, which considers the rapidly changing generation mix within MISO resulting from significant additions of renewable generation, actual and expected generation plant closures, and state mandates or goals for clean energy or carbon emissions reductions. In July 2022, the MISO approved the first tranche of projects under the first phase of the roadmap. A portion of these projects were assigned to various utilities, of which Ameren was awarded projects that are estimated to cost approximately $1.8 billion, based on MISO’s cost estimate. The MISO is expected to initiate requests for proposals in December 2022 and March 2023 for additional first tranche projects crossing Missouri, which are expected to be awarded between late-2023 and early-2024. In July 2022, a group of industrial customers filed a complaint with the FERC, challenging provisions of a MISO tariff that exclude regional transmission projects from the MISO’s competitive bid process based on state laws related to the right of first refusal, which provide an incumbent utility the right to build, maintain, and own transmission lines located within its service territory. The complaint seeks to require MISO to revise its tariff to prohibit the application of state laws related to the right of first refusal in the MISO’s long-range transmission planning and require projects to be bid on a competitive basis, to the maximum extent possible. It also is asking for refunds related to any costs under the tariff that would not comply with the sought-after revisions. The FERC is under no deadline to issue an order in this proceeding.
The IRA was enacted in August 2022, and extends federal production and investment tax credits for projects beginning construction through 2024 and creates clean energy tax credits for projects placed in service after 2024, among other things. The clean energy tax credits will support Ameren’s net-zero carbon emission goals and Ameren Missouri’s 2022 Change to the 2020 IRP, incentivize electrification, and enhance customer affordability during Ameren’s transition to clean energy. In addition, the new law imposes a 15% minimum tax on adjusted financial statement income, as defined in the law, for corporations whose average annual adjusted financial statement income exceeds $1 billion for three consecutive preceding tax years effective for tax years beginning after December 31, 2022. Once a corporation exceeds this three-year average annual adjusted financial statement income threshold, it will be subject to the minimum tax for all future tax years. See Note 12 – Income Taxes under Part I, Item 1, of this report for additional information.
RESULTS OF OPERATIONS
Our results of operations and financial position are affected by many factors. Economic conditions, energy-efficiency investments by our customers and by us, technological advances, distributed generation, and the actions of key customers can significantly affect the demand for our services. Ameren and Ameren Missouri results are also affected by seasonal fluctuations in winter heating and summer cooling demands, as well as by energy center maintenance outages. Additionally, fluctuations in interest rates and conditions in the capital and credit markets affect our cost of borrowing, our pension and postretirement benefits costs, the cash surrender value of COLI, and the asset value of Ameren Missouri’s nuclear decommissioning trust fund. Almost all of Ameren’s revenues are subject to state or federal regulation. This regulation has a material impact on the rates we charge customers for our services. Our results of operations, financial position, and liquidity are affected by our ability to align our overall spending, both operating and capital, with the frameworks established by our regulators. See Note 2 – Rate and Regulatory Matters under Part I, Item 1, of this report and Note 2 – Rate and Regulatory Matters under Part II, Item 8, of the Form 10-K for additional information regarding Ameren Missouri’s, Ameren Illinois’, and ATXI’s regulatory mechanisms.
We are observing inflationary pressures on the prices of commodities, labor, services, materials, and supplies, as well as increasing interest rates. Ameren Missouri is also experiencing coal transportation disruptions. Ameren Missouri and Ameren Illinois are generally allowed to pass on to customers prudently incurred costs for fuel, purchased power, and natural gas supply. Additionally, for certain non-commodity cost changes, the use of trackers, riders, and formula ratemaking, as applicable, mitigates our exposure.

Due to a change in customer behavior and certain business practices resulting from the COVID-19 pandemic, there has been a shift in sales volumes by customer class at both Ameren Missouri and Ameren Illinois, which began in 2020, with an increase in residential sales, and a decrease in commercial and industrial sales. While our electric sales volumes in the first nine months of 2022, excluding the estimated effects of weather and customer energy-efficiency programs, were comparable to the same period in 2021 and, at Ameren Missouri, were comparable to pre-pandemic levels, Ameren Illinois’ sales volumes remain below pre-pandemic levels. However, revenues from Ameren Illinois’ electric distribution business, residential and small nonresidential customers of Ameren Illinois’ natural gas distribution business, and Ameren Illinois’ and ATXI’s electric transmission businesses are decoupled from changes in sales volumes. While our customers are also observing inflationary pressures, those pressures have not significantly affected customer payments. As of September 30, 2022, accounts receivable balances that were 30 days or greater past due or that were a part of a deferred payment arrangement represented 17%, 12%, and 21%, or $117 million, $39 million, and $78 million, of Ameren’s, Ameren Missouri’s, and Ameren Illinois’ customer trade receivables before allowance for doubtful accounts, respectively. In comparison, as of September 30, 2021, these percentages were 18%, 12%, and 25%, or $97 million, $33 million, and $64 million, for Ameren, Ameren Missouri, and Ameren Illinois, respectively. Ameren Illinois’ electric distribution and natural gas distribution businesses have bad debt riders, which provide for recovery of bad debt write-offs, net of any subsequent recoveries. Ameren Missouri does not have a bad debt rider or tracker, and thus its earnings are exposed to increases in bad debt expense, absent regulatory relief.
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
Earnings Summary
The following table presents a summary of Ameren’s earnings for the three and nine months ended September 30, 2022 and 2021:

	Three Months		Nine Months
	2022	2021	2022	2021
Net income attributable to Ameren common shareholders	$452	$425	$911	$865
Earnings per common share – diluted	1.74	1.65	3.51	3.36
Net income attributable to Ameren common shareholders increased $27 million, or 9 cents per diluted share, in the three months ended September 30, 2022, compared with the year-ago period. The increase was due to net income increases of $22 million, $15 million, and $5 million at Ameren Missouri, Ameren Illinois Electric Distribution, and Ameren Transmission, respectively, and a decrease in net loss of $4 million at Ameren Illinois Natural Gas. These earnings increases were partially offset by an increase in net loss of $19 million for activity not reported as part of a segment, primarily at Ameren (parent).
Net income attributable to Ameren common shareholders increased $46 million, or 15 cents per diluted share, in the nine months ended September 30, 2022, compared with the year-ago period. The increase was due to net income increases of $28 million, $24 million, $14 million, and $7 million at Ameren Illinois Electric Distribution, Ameren Transmission, Ameren Missouri, and Ameren Illinois Natural Gas, respectively. These increases were partially offset by an increase in net loss of $27 million for activity not reported as part of a segment, primarily at Ameren (parent).

Earnings per diluted share were favorably affected in the three and nine months ended September 30, 2022, compared to the year-ago periods (except where a specific period is referenced), by:
•increased rate base investments at Ameren Transmission and Ameren Illinois Electric Distribution and a higher recognized ROE due to a higher estimated annual average of the monthly yields of the 30-year United States Treasury bonds at Ameren Illinois Electric Distribution, which increased revenues at these segments (7 cents and 17 cents per share, respectively);
•higher base rates at Ameren Missouri pursuant to the December 2021 MoPSC electric rate order, partially offset by the amortization of previously deferred depreciation expense under the PISA and RESRAM, financing costs otherwise recoverable under the PISA and RESRAM, a higher base level of expenses, and the net recovery for amounts associated with the reduction in sales volumes resulting from MEEIA programs (10 cents and 12 cents per share, respectively);
•increased electric retail sales at Ameren Missouri, primarily resulting from changes in customer usage patterns in the three months ended September 30, 2022, and colder winter temperatures and warmer summer temperatures experienced in 2022 for the nine months ended September 30, 2022 (estimated at 2 cents and 10 cents per share, respectively);
•increased base rate revenues for the inclusion of previously deferred interest charges pursuant to the December 2021 MoPSC electric rate order, partially offset by lower deferral of interest charges related to infrastructure investments associated with the PISA and RESRAM (1 cent and 6 cents per share, respectively);
•increased Ameren Illinois Natural Gas earnings from investments in qualifying infrastructure recovered under the QIP and higher base rates for the nine months ended September 30, 2022, pursuant to the ICC’s January 2021 natural gas rate order (1 cent and 6 cents per share, respectively);
•the absence in 2022 of the FERC’s March 2021 order, primarily related to the historical recovery of materials and supplies inventories, which decreased Ameren Transmission revenues in 2021 (3 cents per share for the nine months ended September 30, 2022); and
•increased other income, net, primarily due to increased non-service cost components of net periodic benefit income not subject to formula rates or trackers (1 cent and 2 cents per share, respectively).
Earnings per diluted share were unfavorably affected in the three and nine months ended September 30, 2022, compared to the year-ago periods, by:
•increased other operations and maintenance expenses not subject to formula rates, riders, or trackers, primarily due to a reduction in the cash surrender value of COLI, an increase due to the expiration of contracts relating to refined coal tax credits at Ameren Missouri in 2021, and higher transmission and distribution expenses due to a change in the timing of capitalized work, disciplined project management, and other project-related costs, (4 cents and 25 cents per share, respectively);
•increased financing costs, primarily at Ameren Missouri and Ameren (parent), largely due to higher long-term debt balances (4 cents and 10 cents per share, respectively);
•an increase in the effective tax rate, primarily due to a change in the cash surrender value of COLI (3 cents and 4 cents per share, respectively); and
•increased weighted-average basic common shares outstanding resulting from issuances of common shares as detailed in Note 4 – Long-term Debt and Equity Financings under Part I, Item 1, of this report, and Note 5 – Long Term Debt and Equity Financings under Part II, Item 8, of the Form 10-K (1 cent and 3 cents per share, respectively).
The cents per share variances above are presented based on the weighted-average basic common shares outstanding in the three and nine months ended September 30, 2021, and do not reflect the impact of dilution on earnings per share, unless otherwise noted. The amounts above other than variances related to income taxes have been presented net of income taxes using Ameren’s 2022 blended federal and state statutory tax rate of 26%. For additional details regarding the Ameren Companies’ results of operations, including explanations of Electric and Natural Gas Margins; Other Operations and Maintenance Expenses; Depreciation and Amortization Expenses; Taxes Other Than Income Taxes; Other Income, Net; Interest Charges; and Income Taxes, see the major headings below.

Below is Ameren’s table of income statement components by segment for the three and nine months ended September 30, 2022 and 2021:

	Ameren Missouri	Ameren Illinois Electric Distribution	Ameren Illinois Natural Gas	Ameren Transmission	Other / Intersegment Eliminations	Ameren
Three Months 2022:
Electric revenues	$1,338	$672	$—	$169	$(39)	$2,140
Fuel	(117)	—	—	—	—	(117)
Purchased power	(247)	(350)	—	—	34	(563)
Electric margins	974	322	—	169	(5)	1,460
Natural gas revenues	21	—	146	—	(1)	166
Natural gas purchased for resale	(7)	—	(51)	—	—	(58)
Natural gas margins	14	—	95	—	(1)	108
Other operations and maintenance expenses	(252)	(145)	(59)	(14)	(5)	(475)
Depreciation and amortization expenses	(208)	(84)	(24)	(31)	(3)	(350)
Taxes other than income taxes	(106)	(21)	(12)	(3)	(2)	(144)
Operating income (loss)	422	72	—	121	(16)	599
Other income, net	25	15	6	5	7	58
Interest charges	(58)	(19)	(10)	(21)	(18)	(126)
Income (taxes) benefit	9	(17)	—	(27)	(43)	(78)
Net income (loss)	398	51	(4)	78	(70)	453
Noncontrolling interests – preferred stock dividends	(1)	—	—	—	—	(1)
Net income (loss) attributable to Ameren common shareholders	$397	$51	$(4)	$78	$(70)	$452
Three Months 2021:
Electric revenues	$1,113	$428	$—	$160	$(33)	$1,668
Fuel	(184)	—	—	—	—	(184)
Purchased power	(57)	(126)	—	—	24	(159)
Electric margins	872	302	—	160	(9)	1,325
Natural gas revenues	16	—	127	—	—	143
Natural gas purchased for resale	(4)	—	(41)	—	—	(45)
Natural gas margins	12	—	86	—	—	98
Other operations and maintenance expenses	(240)	(148)	(55)	(16)	2	(457)
Depreciation and amortization expenses	(161)	(78)	(22)	(28)	(1)	(290)
Taxes other than income taxes	(104)	(21)	(12)	(2)	(3)	(142)
Operating income (loss)	379	55	(3)	114	(11)	534
Other income, net	27	10	4	5	10	56
Interest charges	(32)	(19)	(11)	(20)	(12)	(94)
Income (taxes) benefit	2	(10)	2	(26)	(38)	(70)
Net income (loss)	376	36	(8)	73	(51)	426
Noncontrolling interests – preferred stock dividends	(1)	—	—	—	—	(1)
Net income (loss) attributable to Ameren common shareholders	$375	$36	$(8)	$73	$(51)	$425

	Ameren Missouri	Ameren Illinois Electric Distribution	Ameren Illinois Natural Gas	Ameren Transmission	Other / Intersegment Eliminations	Ameren
Nine Months 2022:
Electric revenues	$2,966	$1,641	$—	$465	$(101)	$4,971
Fuel	(376)	—	—	—	—	(376)
Purchased power	(458)	(683)	—	—	83	(1,058)
Electric margins	2,132	958	—	465	(18)	3,537
Natural gas revenues	130	—	811	—	(1)	940
Natural gas purchased for resale	(65)	—	(366)	—	—	(431)
Natural gas margins	65	—	445	—	(1)	509
Other operations and maintenance expenses	(744)	(440)	(185)	(46)	(12)	(1,427)
Depreciation and amortization expenses	(550)	(247)	(72)	(91)	(5)	(965)
Taxes other than income taxes	(281)	(60)	(59)	(7)	(8)	(415)
Operating income (loss)	622	211	129	321	(44)	1,239
Other income, net	72	46	16	12	34	180
Interest charges	(157)	(55)	(32)	(63)	(49)	(356)
Income (taxes) benefit	13	(50)	(31)	(71)	(9)	(148)
Net income (loss)	550	152	82	199	(68)	915
Noncontrolling interests – preferred stock dividends	(3)	(1)	—	—	—	(4)
Net income (loss) attributable to Ameren common shareholders	$547	$151	$82	$199	$(68)	$911
Nine Months 2021:
Electric revenues	$2,543	$1,227	$—	$426	$(88)	$4,108
Fuel	(422)	—	—	—	—	(422)
Purchased power	(195)	(347)	—	—	63	(479)
Electric margins	1,926	880	—	426	(25)	3,207
Natural gas revenues	99	—	642	—	—	741
Natural gas purchased for resale	(40)	—	(235)	—	—	(275)
Natural gas margins	59	—	407	—	—	466
Other operations and maintenance expenses	(683)	(402)	(164)	(46)	6	(1,289)
Depreciation and amortization expenses	(474)	(230)	(66)	(83)	(3)	(856)
Taxes other than income taxes	(266)	(59)	(52)	(6)	(9)	(392)
Operating income (loss)	562	189	125	291	(31)	1,136
Other income, net	74	29	10	10	28	151
Interest charges	(107)	(56)	(31)	(63)	(33)	(290)
Income (taxes) benefit	7	(38)	(29)	(63)	(5)	(128)
Net income (loss)	536	124	75	175	(41)	869
Noncontrolling interests – preferred stock dividends	(3)	(1)	—	—	—	(4)
Net income (loss) attributable to Ameren common shareholders	$533	$123	$75	$175	$(41)	$865

Below is Ameren Illinois’ table of income statement components by segment for the three and nine months ended September 30, 2022 and 2021:

	Ameren Illinois Electric Distribution	Ameren Illinois Natural Gas	Ameren Illinois Transmission	Other / Intersegment Eliminations	Ameren Illinois
Three Months 2022:
Electric revenues	$672	$—	$117	$(31)	758
Purchased power	(350)	—	—	31	(319)
Electric margins	322	—	117	—	439
Natural gas revenues	—	146	—	—	146
Natural gas purchased for resale	—	(51)	—	—	(51)
Natural gas margins	—	95	—	—	95
Other operations and maintenance expenses	(145)	(59)	(11)	—	(215)
Depreciation and amortization expenses	(84)	(24)	(22)	—	(130)
Taxes other than income taxes	(21)	(12)	(1)	—	(34)
Operating income (loss)	72	—	83	—	155
Other income, net	15	6	5	—	26
Interest charges	(19)	(10)	(13)	—	(42)
Income (taxes) benefit	(17)	—	(19)	—	(36)
Net income (loss)	51	(4)	56	—	103
Preferred stock dividends	—	—	—	—	—
Net income (loss) attributable to Ameren common shareholders	$51	$(4)	$56	$—	$103
Three Months 2021:
Electric revenues	428	$—	$108	$(18)	518
Purchased power	(126)	—	—	18	(108)
Electric margins	302	—	108	—	410
Natural gas revenues	—	127	—	—	127
Natural gas purchased for resale	—	(41)	—	—	(41)
Natural gas margins	—	86	—	—	86
Other operations and maintenance expenses	(148)	(55)	(14)	—	(217)
Depreciation and amortization expenses	(78)	(22)	(18)	—	(118)
Taxes other than income taxes	(21)	(12)	(1)	—	(34)
Operating income (loss)	55	(3)	75	—	127
Other income, net	10	4	5	—	19
Interest charges	(19)	(11)	(11)	—	(41)
Income (taxes) benefit	(10)	2	(18)	—	(26)
Net income (loss) attributable to Ameren common shareholders	$36	$(8)	$51	$—	$79

	Ameren Illinois Electric Distribution	Ameren Illinois Natural Gas	Ameren Illinois Transmission	Other / Intersegment Eliminations	Ameren Illinois
Nine Months 2022:
Electric revenues	$1,641	$—	$320	$(75)	$1,886
Purchased power	(683)	—	—	75	(608)
Electric margins	958	—	320	—	1,278
Natural gas revenues	—	811	—	—	811
Natural gas purchased for resale	—	(366)	—	—	(366)
Natural gas margins	—	445	—	—	445
Other operations and maintenance expenses	(440)	(185)	(38)	—	(663)
Depreciation and amortization expenses	(247)	(72)	(63)	—	(382)
Taxes other than income taxes	(60)	(59)	(3)	—	(122)
Operating income (loss)	211	129	216	—	556
Other income, net	46	16	13	—	75
Interest charges	(55)	(32)	(38)	—	(125)
Income taxes	(50)	(31)	(49)	—	(130)
Net income	152	82	142	—	376
Preferred stock dividends	(1)	—	—	—	(1)
Net income attributable to common shareholder	$151	$82	$142	$—	$375
Nine Months 2021:
Electric revenues	$1,227	$—	$277	$(49)	$1,455
Purchased power	(347)	—	—	49	(298)
Electric margins	880	—	277	—	1,157
Natural gas revenues	—	642	—	—	642
Natural gas purchased for resale	—	(235)	—	—	(235)
Natural gas margins	—	407	—	—	407
Other operations and maintenance expenses	(402)	(164)	(38)	—	(604)
Depreciation and amortization expenses	(230)	(66)	(54)	—	(350)
Taxes other than income taxes	(59)	(52)	(3)	—	(114)
Operating income (loss)	189	125	182	—	496
Other income, net	29	10	10	—	49
Interest charges	(56)	(31)	(36)	—	(123)
Income taxes	(38)	(29)	(40)	—	(107)
Net income	124	75	116	—	315
Preferred stock dividends	(1)	—	—	—	(1)
Net income attributable to common shareholder	$123	$75	$116	$—	$314
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

Electric Margins

Increase by Segment
	Overall Ameren Increase of $135 Million (QTD YoY)	Overall Ameren Increase of $330 Million (YTD YoY)
Total by Segment(a)

$4,000
$3,500
$3,000
$2,500
$2,000
$1,500
$1,000
$500
$0
$ (Millions)
$1,460
$169
$322
$974
$1,325
$160
$302
$872
$3,537
$465
$958
$2,132
$3,207
$426
$880
$1,926
QTD 2022
QTD 2021
YTD 2022
YTD 2021

(a)Includes other/intersegment eliminations of $(5) million, $(9) million, $(18) million, and $(25) million in the three months ended September 30, 2022 and 2021, and nine months ended September 30, 2022 and 2021, respectively.

Ameren Missouri	Ameren Illinois Electric Distribution	Ameren Transmission	Other/Intersegment Eliminations
Natural Gas Margins

Increase (Decrease) by Segment
	Overall Ameren Increase of $10 Million (QTD YoY)	Overall Ameren Increase of $43 Million (YTD YoY)
Total by Segment(a)

$ (Millions)
$500
$400
$300
$200
$100
$0
$108
$95
$98
$86
$509
$445
$65
$466
$407
$59
QTD 2022
QTD 2021
YTD 2022
YTD 2021

(a)Includes $14 million and $12 million at Ameren Missouri in the three and nine months ended September 30, 2022, respectively. Includes other/intersegment eliminations of $(1) million and $(1) million in the three and nine months ended September 30, 2022, respectively.

Ameren Missouri	Ameren Illinois Natural Gas	Other/Intersegment Eliminations

The following tables present the favorable (unfavorable) variations by Ameren segment for electric and natural gas margins for the three and nine months ended September 30, 2022, compared with the year-ago periods:

Electric and Natural Gas Margins
Three Months	Ameren Missouri	Ameren Illinois Electric Distribution	Ameren Illinois Natural Gas	Ameren Transmission(a)	Other /Intersegment Eliminations	Ameren
Electric revenue change:
Base rates (estimate)(b)	$70	$24	$—	$9	$—	$103
Effect of weather (estimate)(c)	2	—	—	—	—	2
Sales volumes and changes in customer usage patterns (excluding the estimated effects of weather and MEEIA)	5	—	—	—	—	5
Off-system sales, capacity, and FAC revenues, net	138	—	—	—	—	138
Ameren Illinois energy-efficiency program investment revenues	—	2	—	—	—	2
Other	2	(2)	—	—	—	—
Cost recovery mechanisms – offset in fuel and purchased power(d)	(23)	224	—	—	(6)	195
Other cost recovery mechanisms(e)	31	(4)	—	—	—	27
Total electric revenue change	$225	$244	$—	$9	$(6)	$472
Fuel and purchased power change:
Energy costs (excluding the estimated effect of weather)	$(139)	$—	$—	$—	$—	$(139)
Effect of higher net energy costs included in base rates	(6)	—	—	—	—	(6)
Transmission services charges	1	—	—	—	—	1
Other	(2)	—	—	—	4	2
Cost recovery mechanisms – offset in electric revenue(d)	23	(224)	—	—	6	(195)
Total fuel and purchased power change	$(123)	$(224)	$—	$—	$10	$(337)
Net change in electric margins	$102	$20	$—	$9	$4	$135
Natural gas revenue change:
Base rates (estimate)	$1	$—	$—	$—	$—	$1
QIP	—	—	5	—	—	5
VBA	—	—	4	—	—	4
Other	—	—	(1)	—	(1)	(2)
Cost recovery mechanisms – offset in natural gas purchased for resale(d)	3	—	10	—	—	13
Other cost recovery mechanisms(e)	1	—	1	—	—	2
Total natural gas revenue change	$5	$—	$19	$—	$(1)	$23
Natural gas purchased for resale change:
Cost recovery mechanisms – offset in natural gas revenue(d)	$(3)	$—	$(10)	$—	$—	$(13)
Total natural gas purchased for resale change	$(3)	$—	$(10)	$—	$—	$(13)
Net change in natural gas margins	$2	$—	$9	$—	$(1)	$10

Nine Months	Ameren Missouri	Ameren Illinois Electric Distribution	Ameren Illinois Natural Gas	Ameren Transmission(a)	Other /Intersegment Eliminations	Ameren
Electric revenue change:
Base rates (estimate)(b)	$146	$71	$—	$39	$—	$256
Effect of weather (estimate)(c)	30	—	—	—	—	30
Sales volumes and changes in customer usage patterns (excluding the estimated effects of weather and MEEIA)	9	—	—	—	—	9
Off-system sales, capacity, and FAC revenues, net	192	—	—	—	—	192
Ameren Illinois energy-efficiency program investment revenues	—	8	—	—	—	8
Other	3	—	—	—	—	3
Cost recovery mechanisms – offset in fuel and purchased power(d)	5	335	—	—	(13)	327
Other cost recovery mechanisms(e)	38	—	—	—	—	38
Total electric revenue change	$423	$414	$—	$39	$(13)	$863
Fuel and purchased power change:
Energy costs (excluding the estimated effect of weather)	$(195)	$—	$—	$—	$—	$(195)
Effect of weather (estimate)(c)	(5)	—	—	—	—	(5)
Effect of higher net energy costs included in base rates	(9)	—	—	—	—	(9)
Other	(3)	(1)	—	—	7	3
Cost recovery mechanisms – offset in electric revenue(d)	(5)	(335)	—	—	13	(327)
Total fuel and purchased power change	$(217)	$(336)	$—	$—	$20	$(533)
Net change in electric margins	$206	$78	$—	$39	$7	$330
Natural gas revenue change:
Base rates (estimate)	$4	$—	$3	$—	$—	$7
Change in rate design (estimate)	—	—	1	—	—	1
QIP	—	—	20	—	—	20
VBA	—	—	4	—	—	4
Other	—	—	3	—	(1)	2
Cost recovery mechanisms – offset in natural gas purchased for resale(d)	25	—	131	—	—	156
Other cost recovery mechanisms(e)	2	—	7	—	—	9
Total natural gas revenue change	$31	$—	$169	$—	$(1)	$199
Natural gas purchased for resale change:
Cost recovery mechanisms – offset in natural gas revenue(d)	$(25)	$—	$(131)	$—	$—	$(156)
Total natural gas purchased for resale change	$(25)	$—	$(131)	$—	$—	$(156)
Net change in natural gas margins	$6	$—	$38	$—	$(1)	$43
(a)Includes an increase in transmission margins of $9 million and $43 million at Ameren Illinois for the three and nine months ended September 30, 2022, compared with the year-ago periods.
(b)For Ameren Illinois Electric Distribution and Ameren Transmission, base rates include increases or decreases to operating revenues related to the revenue requirement reconciliation adjustment under formula rates. For Ameren Missouri, base rates exclude an increase for the recovery of lost electric margins resulting from the MEEIA customer energy-efficiency programs and an increase in base rates for RESRAM. These changes in Ameren Missouri base rates are included in the “Sales volumes and changes in customer usage patterns (excluding the estimated effects of weather and MEEIA)” and “Cost recovery mechanisms - offset in fuel and purchased power” line items, respectively.
(c)Represents the estimated variation resulting primarily from changes in cooling and heating degree-days on electric and natural gas demand compared with the year-ago periods; this variation is based on temperature readings from the National Oceanic and Atmospheric Administration weather stations at local airports in our service territories.
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

Ameren
Ameren’s electric margins increased $135 million, or 10%, and $330 million, or 10%, for the three and nine months ended September 30, 2022, respectively, compared with the year-ago periods, due to increased margins at Ameren Missouri, Ameren Illinois Electric Distribution, and Ameren Transmission, as discussed below. Ameren’s natural gas margins increased $10 million, or 10%, and $43 million, or 9%, for the three and nine months ended September 30, 2022, respectively, compared with the year-ago periods, due to increased margins at Ameren Illinois Natural Gas and Ameren Missouri, as discussed below.
Ameren Transmission
Ameren Transmission’s margins increased $9 million, or 6%, and $39 million, or 9%, for the three and nine months ended September 30, 2022, respectively, compared with the year-ago periods. Base rate revenues were favorably affected by increased capital investment (+$7 million and +$17 million, respectively), as evidenced by a 10% increase in rate base used to calculate the revenue requirement, higher recoverable expenses (+$1 million and +$12 million, respectively), and a higher equity percentage in the capital structure at Ameren Illinois (+$1 million and +$3 million, respectively). For the nine months ended September 30, 2022, margins increased due to the absence in 2022 of the FERC’s March 2021 order (+$7 million). See Transmission Formula Rate Revisions in Note 2 – Rate and Regulatory Matters under Part I, Item 1, of this report for additional information regarding the March 2021 FERC order.
Ameren Missouri
Ameren Missouri’s electric margins increased $102 million, or 12%, and $206 million, or 11%, for the three and nine months ended September 30, 2022, respectively, compared with the year-ago periods. Revenues associated with “Cost recovery mechanisms – offset in fuel and purchased power” decreased $23 million and increased $5 million for the three and nine months ended September 30, 2022, respectively, due to changes in amortization of costs previously deferred under the FAC that were reflected in customer rates. The changes to “Cost recovery mechanisms - offset in fuel and purchased power” are fully offset by “Cost recovery mechanisms - offset in electric revenue,” in the table above, and result in no impact to margins. Ameren Missouri’s 5% exposure to net energy cost variances under the FAC is reflected within “Off-system sales, capacity, and FAC revenues, net” and “Energy costs (excluding the estimated effect of weather)”.
The following items had a favorable effect on Ameren Missouri’s electric margins for the three and nine months ended September 30, 2022, compared with the year-ago periods (except where a specific period is referenced):
•The December 2021 MoPSC electric rate order effective February 28, 2022, resulted in higher electric base rates, excluding the change in base rates for the MEEIA customer energy efficiency programs and the RESRAM, partially offset by higher net energy costs included in base rates, increased margins $64 million and $137 million, respectively. The change in electric base rates is the sum of the change in “Base rates (estimate)” (+$70 million and +$146 million, respectively) and the “Effect of higher net energy costs included in base rates” (-$6 million and -$9 million, respectively) in the table above.
•Summer temperatures were warmer as cooling degree days increased 3% for the nine months ended September 30, 2022, and winter temperatures were colder as heating degree days increased 1% for the three months ended March 31, 2022. The aggregate effect of weather was comparable for the three months ended September 30, 2022, and increased margins $25 million for the nine months ended September 30, 2022. The change in margins due to weather is the sum of the “Effect of weather (estimate)” on electric revenues (+$2 million and +$30 million, respectively) and the “Effect of weather (estimate)” on fuel and purchased power (-$5 million for the nine months ended September 30, 2022) in the table above.
•Other cost recovery mechanisms increased margins $31 million and $38 million, respectively, due to increased RESRAM revenues (+$30 million and +$43 million, respectively) primarily resulting from higher sales from electric generation included in the RESRAM and lower deferral of revenues due to inclusion of production tax credits in base rates pursuant to the December 2021 electric rate order, increased excise taxes (+$1 million and +$7 million, respectively), and a decrease in recoverable MEEIA program costs (-$12 million for the nine months ended September 30, 2022).
•Excluding the estimated effects of weather and the MEEIA customer energy-efficiency programs, electric revenues increased an estimated $5 million and $9 million, respectively. The increase was primarily due to an increase in retail sales volumes and an increase in the average retail price per kilowatthour due to changes in customer usage patterns.
Ameren Missouri’s electric margins were comparable for the three months ended September 30, 2022, with a decrease of $1 million, and decreased $3 million for the nine months ended September 30, 2022, due to its 5% exposure to net energy cost variances under the FAC. The change in net energy costs is the sum of “Off-system sales, capacity and FAC revenues, net” (+$138 million and +$192 million, respectively) and “Energy costs (excluding the estimated effect of weather)” (-$139 million and -$195 million, respectively) in the table above. Net energy costs were higher than those reflected in base rates, primarily because of higher purchased power costs due to higher energy prices in the three and nine months ended September 30, 2022. In the three and nine months ended September 30, 2022, capacity revenues and costs increased as the capacity price set by the annual MISO auction in 2022 increased from $5 per MW-day to $237 per MW-day. The April 2021 MISO auction pricing was effective from June 2021 through May 2022, while the April 2022 MISO auction pricing established the annual rate beginning in June 2022. For the three and nine months ended September 30, 2022, increased capacity revenues of $158 million and $210 million, respectively, are reflected in “Off-system sales, capacity and FAC revenues, net” and increased capacity costs of $152 million and $202 million, respectively, are reflected in “Energy costs (excluding the estimated effect of weather)” in the table above. See Outlook for additional information related to the April 2022 MISO auction.
Ameren Missouri’s natural gas margins were comparable for the three months ended September 30, 2022, and increased $6 million, or 10%, for the nine months ended September 30, 2022, compared with the year-ago periods. Margins increased for the nine months ended September 30, 2022, due to increased base rates as a result of the December 2021 MoPSC natural gas rate order effective February 28, 2022. Purchased gas costs increased $25 million for the nine months ended September 30, 2022 due to 2022 amortization of natural gas costs previously deferred under the PGA, driven by a significant increase in cost and customer demand as result of the extremely cold weather in mid-February 2021. The increased purchased natural gas costs are fully offset by an increase in natural gas revenues under the PGA, resulting in no impact to margin. The increase in purchased natural gas cost is reflected in “Cost recovery mechanisms – offset in natural gas revenue” and the associated recoverability from customers is reflected in “Cost recovery mechanisms – offset in natural gas purchased for resale” in the table above.
Ameren Illinois
Ameren Illinois’ electric margins increased $29 million, or 7%, and $121 million, or 10%, for the three and nine months ended September 30, 2022, respectively, compared with the year-ago periods, driven by increased margins at Ameren Illinois Electric Distribution and Ameren Illinois Transmission. Ameren Illinois Natural Gas’ margins increased $9 million, or 10%, and $38 million, or 9%, for the three and nine months ended September 30, 2022, respectively, compared with the year-ago periods.
Ameren Illinois Electric Distribution
Ameren Illinois Electric Distribution’s margins increased $20 million, or 7%, and $78 million, or 9%, for the three and nine months ended September 30, 2022, respectively, compared with the year-ago periods. Purchased power costs increased $224 million and $335 million for the three and nine months ended September 30, 2022, respectively. Purchased power costs were higher primarily due to increased energy prices (+$107 million and +$181 million, respectively) largely reflecting the results of IPA procurement events, and increased capacity prices (+$39 million and +$50 million, respectively). In the three and nine months ended September 30, 2022, capacity revenues and costs increased as the capacity price set by the annual MISO auction in 2022 increased from $5 per MW-day to $237 per MW-day. The April 2021 MISO auction pricing was effective from June 2021 through May 2022, while the April 2022 MISO auction pricing established the annual rate beginning in June 2022. See Outlook for additional information related to the April 2022 MISO auction. In addition to increased energy and capacity prices, higher volumes increased purchased power costs (+$65 million and +$79 million, respectively), primarily due to residential and small commercial customer switching from alternative retail electric suppliers to Ameren Illinois’ supplied power. The increased purchased power costs are fully offset by an increase in electric revenues under the cost recovery mechanisms for purchased power, resulting in no impact to margin. The increase in purchased power cost is reflected in “Cost recovery mechanisms – offset in electric revenue” and the associated recoverability from customers is reflected in “Cost recovery mechanisms – offset in fuel and purchased power” in the table above.
The following items had a favorable effect on Ameren Illinois Electric Distribution’s margins for the three and nine months ended September 30, 2022, compared with the year-ago periods (except where a specific period is referenced):
•Base rates increased due to a higher recognized ROE (+$6 million and +$14 million, respectively), as evidenced by an increase of 97 basis points in the estimated annual average of the monthly yields of the 30-year United States Treasury bonds, increased capital investment (+$3 million and +$7 million, respectively), as evidenced by a 7% increase in rate base used to calculate the revenue requirement, and higher recoverable non-purchased power expenses (+$20 million and +$59 million, respectively), partially offset by the absence in 2022 of revenue requirement reconciliation adjustment true-ups (-$5 million and -$9 million, respectively) recorded in the first and third quarters of 2021. The sum of these changes collectively increased margins $24 million and $71 million, respectively.
•Revenues increased $8 million for the nine months ended September 30, 2022, due to the recovery of and return on increased energy-efficiency program investments under performance-based formula ratemaking.
For the three months ended September 30, 2022, Ameren Illinois’ other cost recovery mechanisms decreased margins $4 million, primarily due to environmental remediation revenues.
Ameren Illinois Natural Gas
Ameren Illinois Natural Gas’ margins increased $9 million, or 10%, and $38 million, or 9%, for the three and nine months ended September 30, 2022, respectively, compared with the year-ago periods. Purchased gas costs increased $10 million and $131 million for the three and nine months ended September 30, 2022, respectively, due to 2022 amortization of natural gas costs previously deferred under the PGA, driven by a significant increase in cost and customer demand as a result of the extremely cold weather in mid-February 2021. The increased purchased natural gas costs are fully offset by an increase in natural gas revenues under the PGA, resulting in no impact to margin. The increase in purchased natural gas cost is reflected in “Cost recovery mechanisms – offset in natural gas revenue” and the associated recoverability from customers is reflected in “Cost recovery mechanisms – offset in natural gas purchased for resale” in the table above.
The following items had a favorable effect on Ameren Illinois Natural Gas’ margins for the three and nine months ended September 30, 2022 (except where a specific period is referenced):
•Revenues increased $5 million and $20 million, respectively, due to additional investment in natural gas infrastructure under the QIP.
•Other cost recovery mechanisms increased revenues $7 million for the nine months ended September 30, 2022, primarily due to increased revenues for excise taxes.
•Revenues increased $4 million for the three and nine months ended September 30, 2022, related to a change in the timing of revenues recognized under the VBA due to changes associated with the customer usage pattern between periods. The change in timing of revenues is not expected to materially impact full-year results.
•Revenues increased $3 million in January 2022 due to higher base rates as a result of the January 2021 natural gas rate order.
Ameren Illinois Transmission
Ameren Illinois Transmission’s margins increased $9 million, or 8%, and $43 million, or 16%, for the three and nine months ended September 30, 2022, respectively, compared with the year-ago periods. Base rate revenues were favorably affected by increased capital investment (+$7 million and +$18 million, respectively), as evidenced by a 16% increase in rate base used to calculate the revenue requirement, higher recoverable expenses (+$1 million and +$15 million, respectively), and a higher equity percentage in the capital structure (+$1 million and +$3 million, respectively). For the nine months ended September 30, 2022, margins increased due to the absence in 2022 of the FERC’s March 2021 order (+$7 million). See Transmission Formula Rate Revisions in Note 2 – Rate and Regulatory Matters under Part I, Item 1, of this report for additional information regarding the March 2021 FERC order.

Other Operations and Maintenance Expenses

Increase (Decrease) by Segment
	Overall Ameren Increase of $18 Million (QTD YoY)	Overall Ameren Increase of $138 Million (YTD YoY)
Total by Segment(a)

$1,500
$1,250
$1,000
$750
$500
$250
$0
$ (Millions)
$475
$59
$145
$252
$457
$55
$148
$240
$1,427
$46
$185
$440
$744
$1,289
$46
$164
$402
$683
QTD 2022
QTD 2021
YTD 2022
YTD 2021

(a)Includes $14 million and $16 million at Ameren Transmission in the three months ended September 30, 2022 and 2021, respectively. Also includes other/intersegment eliminations of $5 million, $(2) million, $12 million, and $(6) million in the three months ended September 30, 2022 and 2021, and in the nine months ended September 30, 2022 and 2021, respectively.

Ameren Missouri	Ameren Illinois Natural Gas	Other/Intersegment Eliminations

Ameren Illinois Electric Distribution	Ameren Transmission
Ameren
Other operations and maintenance expenses increased $18 million and $138 million in the three and nine months ended September 30, 2022, compared with the year-ago periods. In addition to changes by segments discussed below, other operations and maintenance expenses increased $7 million and $18 million in the three and nine months ended September 30, 2022 for activity not reported as part of a segment, as reflected in “Other/Intersegment Eliminations” above, primarily because of an increase in the elimination of the non-service cost component of net periodic benefit income at Ameren Services. The non-service cost component of net periodic benefit cost or income at Ameren Services is allocated to the segments and primarily included in the segments’ other operations and maintenance expenses.
Ameren Transmission
Other operations and maintenance expenses were comparable between periods.
Ameren Missouri
Other operations and maintenance expenses increased $12 million and $61 million in the three and nine months ended September 30, 2022, compared with the year-ago periods. The following items increased other operations and maintenance expenses in the three and nine months ended September 30, 2022, compared with the year-ago periods (except where a specific period is referenced):
•The cash surrender value of COLI decreased $4 million and $22 million, respectively, primarily because of unfavorable market returns in 2022. In the three and nine months ended September 30, 2022, the effect of changes in the cash surrender value of COLI were losses of $5 million and $18 million, respectively, compared with a loss of $1 million and a gain of $4 million in the year-ago periods, respectively.
•Labor and benefit costs increased $12 million and $18 million, respectively, largely because of a higher base level of pension service costs reflected in electric service rates pursuant to the December 2021 MoPSC rate order.

•The absence in 2022 of $6 million and $18 million, respectively, in service fees received under refined coal production agreements, as the result of the expiration of refined coal tax credits at the end of 2021, which impact was reflected in electric services rates pursuant to the December 2021 MoPSC rate order.
•Transmission and distribution expenditures, excluding storm costs, increased $3 million and $8 million, respectively, primarily because of disciplined project management and other project-related costs.
•The absence of a $5 million deferral to a regulatory asset of certain costs previously incurred related to the COVID-19 pandemic, pursuant to the March 2021 MoPSC orders, which decreased other operations and maintenance expenses in the nine months ended September 30, 2021.
•Energy center operating costs increased $4 million in the nine months ended September 30, 2022, primarily because of costs related to new wind generation facilities, which are recovered under the RESRAM.
•Customer billing costs increased $3 million in the nine months ended September 30, 2022, primarily because credit card fees charged to customers were discontinued in March 2022 pursuant to the December 2021 MoPSC rate order, which incorporated an amount of such fees in electric service rates.
The above increases in the three and nine months ended September 30, 2022, compared with the year-ago periods, were partially offset by the below items (except where a specific period is referenced):
•MEEIA customer energy-efficiency program spend decreased $12 million in the nine months ended September 30, 2022, as approved by the MoPSC.
•Energy center maintenance costs decreased $5 million and $9 million, respectively, primarily because of the absence in 2022 of energy center maintenance outages, as well as reduced maintenance expenditures related to reduced operations at the Meramec and Rush Island energy centers.
•Storm costs decreased $5 million and $3 million, respectively.
Ameren Illinois
Other operations and maintenance expenses were comparable at Ameren Illinois between the three months ended September 30, 2022 and 2021. Other operations and maintenance expenses increased $59 million in the nine months ended September 30, 2022, compared with the year-ago period, as discussed below. Other operations and maintenance expenses decreased $3 million at Ameren Illinois Transmission in the three months ended September 30, 2022, compared with the year-ago period, primarily because of insignificant decreases in various expenses. Other operations and maintenance expenses were comparable at Ameren Illinois Transmission in the nine months ended September 30, 2022 and 2021.
Ameren Illinois Electric Distribution
Other operations and maintenance expenses decreased $3 million in the three months ended September 30, 2022, compared with the year-ago period, primarily because of power restoration assistance provided to other utilities in the year-ago period. Other operations and maintenance expenses increased $38 million in the nine months ended September 30, 2022, compared with the year-ago period primarily because of the following items:
•Distribution system expenditures increased $15 million, primarily because of projects deferred in 2021 as a result of storm restoration efforts for which the associated costs were deferred as a regulatory asset in 2021.
•The cash surrender value of COLI decreased $10 million, primarily because of unfavorable market returns in 2022, compared with favorable market returns in 2021.
•Increased bad debt expense of $8 million, primarily because of increased recovery of bad debt costs allowed by the ICC.
•Amortization of regulatory assets associated with customer energy-efficiency program investments under formula ratemaking increased $6 million.
•Injuries and damages increased $3 million, primarily because of an increase in claims compared with the year-ago period.
The above increases were partially offset by a $4 million decrease in environmental remediation rider costs, which resulted from a decline in required remediation efforts.

Ameren Illinois Natural Gas
Other operations and maintenance expenses increased $4 million in the three months ended September 30, 2022, compared with the year-ago period, primarily because of insignificant increases in various expenses. Other operations and maintenance expenses increased $21 million in the nine months ended September 30, 2022, compared with the year-ago period, primarily because of a $9 million increase in distribution system expenditures primarily related to a change in the timing of capitalized work related to property, plant, and equipment and operations and maintenance activity. Other operations and maintenance expenses also increased $5 million because of a decrease in the cash surrender value of COLI related to unfavorable market returns in 2022, compared with favorable market returns in 2021, and $3 million related to higher labor and benefits costs. In the nine months ended September 30, 2022, the effect of COLI was a loss of $4 million, compared with a gain of $1 million in the year-ago period.
Depreciation and Amortization Expenses

Increase by Segment
	Overall Ameren Increase of $60 Million (QTD YoY)	Overall Ameren Increase of $109 Million (YTD YoY)
Total by Segment(a),(b)

$ (Millions)
$1,100
$1,000
$900
$800
$700
$600
$500
$400
$300
$200
$100
$0
$350
$24
$84
$208
$290
$22
$78
$161
$965
$91
$72
$247
$550
$856
$83
$66
$230
$474
QTD 2022
QTD 2021
YTD 2022
YTD 2021

(a)Includes $31 million and $28 million at Ameren Transmission in the three months ended September 30, 2022 and 2021, respectively. Also includes other/intersegment eliminations of $3 million, $1 million, $5 million, and $3 million in the three months ended September 30, 2022 and 2021, and in the nine months ended September 30, 2022 and 2021, respectively.
(b)Ameren and Ameren Missouri include PISA and RESRAM deferrals of $9 million, $27 million, $35 million, and $68 million in the three months ended September 30, 2022 and 2021, and in the nine months ended September 30, 2022 and 2021, respectively.

Ameren Missouri	Ameren Illinois Natural Gas	Other/Intersegment Eliminations

Ameren Illinois Electric Distribution	Ameren Transmission
Depreciation and amortization expenses increased $60 million, $47 million, and $12 million in the three months ended September 30, 2022, and $109 million, $76 million, and $32 million in the nine months ended September 30, 2022, compared with the year-ago periods, at Ameren, Ameren Missouri, and Ameren Illinois, respectively, primarily because of additional property, plant, and equipment investments across their respective segments. Ameren’s and Ameren Missouri’s depreciation and amortization expenses for the three and nine months ended September 30, 2022, compared with the year-ago periods, were affected by the following, which include the effect of the additional investments:
•Depreciation and amortization rate changes pursuant to the December 2021 MoPSC electric rate order, which increased depreciation and amortization expenses by $17 million and $40 million, respectively.
•Increased depreciation and amortization expenses of $17 million and $40 million, respectively, for amounts previously deferred under the PISA and RESRAM and subsequently reflected in base rates pursuant to the December 2021 MoPSC electric rate order, largely due to investments in wind generation.

•Fewer deferrals of depreciation and amortization expenses of $18 million and $33 million, respectively, due to less property, plant, and equipment eligible for recovery under the PISA and RESRAM as a result of the December 2021 MoPSC electric rate order.
•The net over-recovery of RESRAM eligible expenses increased depreciation and amortization expenses by $13 million in the three months ended September 30, 2022,compared with the year-ago period.
•The net deferral related to the Meramec Energy Center retirement, which decreased depreciation and amortization expenses by $15 million and $35 million, respectively, pursuant to the December 2021 MoPSC electric rate order, which established a five-year recovery period for certain Meramec Energy Center costs.
Taxes Other Than Income Taxes

Increase (Decrease) by Segment
	Overall Ameren Increase of $2 Million (QTD YoY)	Overall Ameren Increase of $23 Million (YTD YoY)
Total by Segment(a)

$ (Millions)
$440
$400
$360
$320
$280
$240
$200
$160
$120
$80
$40
$0
$144
$12
$21
$106
$142
$12
$21
$104
$415
$59
$60
$281
$392
$52
$59
$266
QTD 2022
QTD 2021
YTD 2022
YTD 2021

(a)Includes $3 million, $2 million, $7 million, and $6 million at Ameren Transmission in the three months ended September 30, 2022 and 2021, and in the nine months ended September 30, 2022 and 2021, respectively. Also includes other/intersegment eliminations of $2 million, $3 million, $8 million, and $9 million in the three months ended September 30, 2022 and 2021, and in the nine months ended September 30, 2022 and 2021, respectively.

Ameren Missouri	Ameren Illinois Natural Gas	Other/Intersegment Eliminations

Ameren Illinois Electric Distribution	Ameren Transmission
Taxes other than income taxes were comparable at Ameren between the three months ended September 30, 2022 and 2021. Taxes other than income taxes increased $23 million in the nine months ended September 30, 2022, compared with the year-ago period, primarily because of $8 million and $7 million increases in excise taxes at Ameren Missouri and Ameren Illinois Natural Gas, respectively, mostly due to higher base rates at Ameren Missouri, pursuant to the December 2021 MoPSC electric rate order, and increased sales at both segments. Taxes other than income taxes also increased $6 million in the nine months ended September 30, 2022, compared with the year-ago period, at Ameren Missouri because of increased property taxes, primarily resulting from higher assessed values and lower property tax refunds.

Other Income, Net

Increase (Decrease) by Segment
	Overall Ameren Increase of $2 Million (QTD YoY)	Overall Ameren Increase of $29 Million (YTD YoY)
Total by Segment(a)

$200
$160
$120
$80
$40
$0
$ (Millions)
$58
$7
$6
$15
$25
$56
$10
$4
$10
$27
$180
$34
$12
$16
$46
$72
$151
$28
$10
$10
$29
$74
QTD 2022
QTD 2021
YTD 2022
YTD 2021

(a)Includes $5 million and $5 million at Ameren Transmission in the three months ended September 30, 2022 and 2021, respectively.

Ameren Missouri	Ameren Illinois Natural Gas	Other/Intersegment Eliminations

Ameren Illinois Electric Distribution	Ameren Transmission
Other income, net, was comparable at Ameren between the three months ended September 30, 2022 and 2021, primarily because a $4 million increase in the non-service cost component of net periodic benefit income at Ameren Illinois Electric Distribution, which was partially offset by decreased income from equity method investments for activity not reported as part of a segment. Other Income, net, increased $29 million in the nine months ended September 30, 2022, compared with the year-ago period, primarily because of increases in the non-service cost component of net periodic benefit income of $14 million, $14 million, and $6 million for Ameren Illinois Electric Distribution, activity not reported as part of a segment, and Ameren Illinois Natural Gas, respectively. These increases in other income, net, were partially offset by a $7 million decrease in income from equity method investments for activity not reported as part of a segment.
See Note 5 – Other Income, Net, under Part I, Item 1, of this report for additional information. See Note 11 – Retirement Benefits under Part I, Item 1, of this report for more information on the non-service cost components of net periodic benefit income.

Interest Charges

Increase (Decrease) by Segment
	Overall Ameren Increase of $32 Million (QTD YoY)	Overall Ameren Increase of $66 Million (YTD YoY)
Total by Segment(a)(b)

$400
$360
$320
$280
$240
$200
$160
$120
$80
$40
$0
$ (Millions)
$126
$18
$21
$58
$94
$12
$20
$32
$356
$49
$63
$32
$55
$157
$290
$33
$63
$31
$56
$107
QTD 2022
QTD 2021
YTD 2022
YTD 2021

(a)Includes $19 million and $19 million at Ameren Illinois Electric Distribution in the three months ended September 30, 2022 and 2021, respectively. Also includes $10 million and $11 million at Ameren Illinois Natural Gas in the three months ended September 30, 2022 and 2021, respectively.
(b)Ameren and Ameren Missouri include PISA and RESRAM deferrals of $4 million, $23 million, $25 million, and $56 million in the three months ended September 30, 2022 and 2021, and in the nine months ended September 30, 2022 and 2021, respectively.

Ameren Missouri	Ameren Illinois Natural Gas	Other/Intersegment Eliminations

Ameren Illinois Electric Distribution	Ameren Transmission
Interest charges increased $32 million and $66 million in the three and nine months ended September 30, 2022, compared with the year-ago periods. The following items increased interest charges in the three and nine months ended September 30, 2022, compared with the year-ago periods:
•Interest charges at Ameren and Ameren Missouri reflected a deferral to a regulatory asset of interest charges pursuant to PISA and RESRAM. The amount of interest charges included in base rates for PISA and RESRAM deferrals was updated when new customer rates became effective on February 28, 2022, pursuant to the December 2021 MoPSC electric rate order, which incorporated deferrals through September 30, 2021. Lower deferrals, due to the inclusion in base rates of interest associated with certain property, plant, and equipment previously deferred under the PISA and RESRAM, increased interest charges by $18 million and $29 million, respectively.
•Issuances of long-term debt at Ameren Missouri in June 2021 and April 2022 collectively increased interest charges by $5 million and $15 million, respectively.
•Issuances of long-term debt at Ameren (parent) in March and November 2021 collectively increased interest charges by $3 million and $9 million, respectively.
•Interest charges at Ameren (parent) increased $3 million and $5 million, respectively, because of higher interest rates on an increased level of short-term borrowings.

See Note 3 - Short-term Debt and Liquidity under Part I, Item 1, of this report and the Long-term Debt and Equity section below for additional information on short-term borrowings and long-term debt, respectively.

Income Taxes
The following table presents effective income tax rates for the three and nine months ended September 30, 2022 and 2021:

	Three Months(a)		Nine Months(a)
	2022	2021	2022	2021
Ameren	15%	14%	14%	13%
Ameren Missouri	(2)%	(1)%	(2)%	(1)%
Ameren Illinois	26%	25%	26%	25%
Ameren Illinois Electric Distribution	25%	24%	25%	24%
Ameren Illinois Natural Gas	20%	21%	27%	28%
Ameren Illinois Transmission	26%	26%	26%	26%
Ameren Transmission	25%	26%	26%	26%
(a)Estimate of the annual effective income tax rate adjusted to reflect the tax effect of items discrete to the three and nine months ended September 30, 2022 and 2021.
See Note 12 – Income Taxes under Part I, Item 1, of this report for a reconciliation of the federal statutory corporate income tax rate to the effective income tax rate for the Ameren Companies.
LIQUIDITY AND CAPITAL RESOURCES
Collections from our tariff-based revenues are our principal source of cash provided by operating activities. A diversified retail customer mix, primarily consisting of rate-regulated residential, commercial, and industrial customers, provides us with a reasonably predictable source of cash. In addition to using cash provided by operating activities, we use available cash, drawings under committed credit agreements, commercial paper issuances, and/or, in the case of Ameren Missouri and Ameren Illinois, short-term affiliate borrowings to support normal operations and temporary capital requirements. We may reduce our short-term borrowings with cash provided by operations or, at our discretion, with long-term borrowings, or, in the case of Ameren Missouri and Ameren Illinois, with capital contributions from Ameren (parent). As of September 30, 2022, there have been no material changes other than in the ordinary course of business related to cash requirements arising from these long-term commitments provided in Item 7 of the Form 10-K for the year ended December 31, 2021. In April, May, and September 2022, Ameren Illinois conducted procurement events, administered by the IPA, to purchase energy products and acquire capacity through May 2025. As a result, Ameren and Ameren Illinois’ estimated minimum purchase obligations for purchased power increased by $0.6 billion in total over the period of October 2022 through May 2025.
We expect to make significant capital expenditures over the next five years, supported by a combination of long-term debt and equity, as we invest in our electric and natural gas utility infrastructure to support overall system reliability, grid modernization, renewable energy target requirements, environmental compliance, and other improvements. For additional information about our long-term debt outstanding, including maturities due within one year, and the applicable interest rates, see Note 5 – Long-term Debt and Equity Financings under Part II, Item 8 of the Form 10-K and Note 4 – Long-term Debt and Equity Financings under Part I, Item 1, of this report. As part of its funding plan for capital expenditures, Ameren is using newly issued shares of common stock, rather than market-purchased shares, to satisfy requirements under the DRPlus and employee benefit plans and expects to continue to do so through at least 2026. Ameren expects these issuances to provide equity of about $100 million annually. In addition, in 2021, Ameren established an ATM program under which Ameren may offer and sell from time to time up to $750 million of its common stock, which includes the ability to enter into forward sales agreements, subject to market conditions and other factors. In the fourth quarter of 2022, Ameren expects to increase the amount available under the ATM program by approximately $1 billion for equity needs in 2024 and beyond. There were no shares issued under the ATM program for the three and nine months ended September 30, 2022. Ameren has entered into multiple forward sale agreements under the ATM program with various counterparties relating to 6.6 million shares of common stock. As of September 30, 2022, Ameren could have settled the forward sale agreements with physical delivery of 6.6 million shares of common stock to the respective counterparties in exchange for cash of $587 million. As of September 30, 2022, Ameren had substantially utilized the available capacity under the ATM program, which takes into account the forward sale agreements. Ameren expects to settle approximately $300 million of the forward sale agreements and issue 3.4 million shares of common stock by December 31, 2022. In addition, Ameren expects to settle approximately $300 million of the forward sale agreements and issue 3.2 million shares of common stock by December 31, 2023. Ameren plans to issue approximately $300 million of equity each year from 2022 to 2026 in addition to issuances under the DRPlus and employee benefit plans. Ameren expects its equity to total capitalization ratio to be approximately 45% through December 31, 2026, with the long-term intent to support solid investment-grade credit ratings. See Long-term Debt and Equity below and Note 4 – Long-term Debt and Equity Financings under Part I, Item 1, of this report for additional information on the ATM program, including the forward sale agreements under the ATM program relating to common stock.
The use of cash provided by operating activities and short-term borrowings to fund capital expenditures and other long-term investments at the Ameren Companies frequently results in a working capital deficit, defined as current liabilities exceeding current assets, as was the case at September 30, 2022, for Ameren and Ameren Illinois. With the credit capacity available under the Credit Agreements, and cash and cash equivalents, Ameren (parent), Ameren Missouri, and Ameren Illinois, collectively, had net available liquidity of $1.1 billion at September 30, 2022. See Credit Facility Borrowings and Liquidity for additional information.

The following table presents net cash provided by (used in) operating, investing, and financing activities for the nine months ended September 30, 2022 and 2021:

	Net Cash Provided By Operating Activities			Net Cash Used In Investing Activities			Net Cash Provided By Financing Activities
	2022	2021	Variance	2022	2021	Variance	2022	2021	Variance
Ameren	$1,599	$1,192	$407	$(2,458)	$(2,646)	$188	$884	$1,298	$(414)
Ameren Missouri	726	645	81	(1,255)	(1,478)	223	528	699	(171)
Ameren Illinois	835	507	328	(1,145)	(1,074)	(71)	343	542	(199)
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
As a result of the significant increase in customer demand and prices for natural gas and electricity experienced in mid-February 2021 due to extremely cold weather, Ameren Missouri and Ameren Illinois had under-recovered costs for the month of February 2021 under their PGA clauses and, for Ameren Missouri, under the FAC (Ameren Missouri - PGA $53 million, FAC $50 million; Ameren Illinois - PGA $221 million). Ameren Missouri’s PGA under-recovery is being collected from customers over 36 months beginning November 2021, pursuant to an October 2021 MoPSC order, and the FAC under-recovery was collected over eight months beginning October 2021. Ameren Illinois collected the PGA under-recovery over 18 months beginning April 2021.
Ameren
Ameren’s cash provided by operating activities increased $407 million in the first nine months of 2022, compared with the year-ago period. The following items contributed to the increase:
•A $561 million increase resulting from increased customer collections and decreased expenditures under the PGA, primarily as a result of the significant increase from customer demand and prices for natural gas experienced in mid-February 2021 due to extremely cold weather, a net increase attributable to other regulatory recovery mechanisms, and higher customer collections resulting from base rate increases pursuant to Ameren Missouri’s December 2021 electric rate order.
•A $24 million decrease in coal inventory levels at Ameren Missouri, as less coal was purchased in 2022 due to service-related delivery disruptions.
•A $23 million decrease in payments to settle ARO liabilities, primarily related to the closure of Ameren Missouri’s CCR storage facilities.
•A $21 million decrease in pension and postretirement benefit plan contributions.
•A $12 million decrease in major storm restoration costs at Ameren Illinois, primarily due to a January 2021 storm.
The following items partially offset the increase in Ameren’s cash from operating activities between periods:
•A $51 million increase in purchases of materials and supplies inventories to support operations in 2022 as levels were increased to mitigate against potential supply disruptions.
•A $45 million increase in payments for nuclear refueling and maintenance outages at Ameren Missouri’s Callaway Energy Center. There was no scheduled refueling and maintenance outage in 2021.
•A $34 million increase in payments for certain cloud computing arrangements.
•A $34 million increase in interest payments, primarily due to an increase in the average outstanding debt.
•The absence in 2022 of $20 million in service fees received under refined coal production agreements at Ameren Missouri, as the result of the expiration of refined coal tax credits at the end of 2021.
•A $16 million increase in net collateral posted with counterparties, primarily due to changes in the market prices of power, natural gas, and other fuels.
•A $15 million increase in the cost of natural gas held in storage, primarily at Ameren Illinois, because of higher prices.
•A $13 million increase in property tax payments at Ameren Missouri, primarily due to higher assessed property tax values.

Ameren Missouri
Ameren Missouri’s cash provided by operating activities increased $81 million in the first nine months of 2022, compared with the year-ago period. The following items contributed to the increase:
•A $203 million increase resulting from increased customer collections and decreased expenditures under the PGA due to the significant increase from customer demand and prices for natural gas experienced in mid-February 2021 due to extremely cold weather and higher customer collections resulting from base rate increases pursuant to the December 2021 electric rate order, partially offset by a decrease attributable to other regulatory mechanisms.
•A $24 million decrease in coal inventory levels, as less coal was purchased in 2022 due to service-related delivery disruptions.
•A $23 million decrease in payments to settle ARO liabilities, primarily related to the closure of CCR storage facilities.
•An $8 million decrease in pension and postretirement benefit plan contributions.
The following items partially offset the increase in Ameren Missouri’s cash from operating activities between periods:
•A $45 million increase in payments for nuclear refueling and maintenance outages at the Callaway Energy Center. There was no scheduled refueling and maintenance outage in 2021.
•A $35 million increase in purchases of materials and supplies inventories to support operations in 2022 as levels were increased to mitigate against potential supply disruptions.
•The absence in 2022 of $20 million in service fees received under refined coal production agreements, as the result of the expiration of refined coal tax credits at the end of 2021.
•A $15 million increase in payments for certain cloud computing arrangements.
•A $15 million increase in interest payments, primarily due to an increase in the average outstanding debt.
•A $14 million increase in net collateral posted with counterparties, primarily due to changes in the market prices of power, natural gas, and other fuels.
•A $13 million increase in property tax payments, primarily due to higher assessed property tax values.
Ameren Illinois
Ameren Illinois’ cash provided by operating activities increased $328 million in the first nine months of 2022, compared with the year-ago period. The following items contributed to the increase:
•A $355 million increase resulting from increased customer collections and decreased expenditures under the PGA, primarily as a result of the significant increase from customer demand and prices for natural gas experienced in mid-February due to extremely cold weather and a net increase attributable to other regulatory recovery mechanisms.
•A $21 million increase in income tax refunds from Ameren (parent) pursuant to the tax allocation agreement, primarily due to lower taxable income in 2022 and the timing of payments in 2022.
•A $12 million decrease in major storm restoration costs, primarily due to a January 2021 storm.
•A $10 million decrease in pension and postretirement benefit plan contributions.
The following items partially offset the increase in Ameren Illinois’ cash from operating activities between periods:
•A $19 million increase in payments for certain cloud computing arrangements.
•A $16 million increase in purchases of materials and supplies inventories to support operations in 2022 as levels were increased to mitigate against potential supply disruptions.
•A $13 million increase in the cost of natural gas held in storage because of higher prices.
Cash Flows from Investing Activities
Ameren’s cash used in investing activities decreased $188 million during the first nine months of 2022, compared with the year-ago period, primarily as a result of a $176 million decrease in capital expenditures, largely resulting from a reduction in expenditures related to wind generation assets at Ameren Missouri, partially offset by increased expenditures for electric delivery infrastructure upgrades at Ameren Missouri and for transmission projects at Ameren Illinois.
Ameren Missouri’s cash used in investing activities decreased $223 million during the first nine months of 2022, compared with the year-ago period, primarily as a result of a $330 million decrease in capital expenditures, primarily resulting from a reduction in expenditures related to wind generation assets and transmission projects partially offset by increased expenditures for electric delivery infrastructure upgrades and software projects. This decrease was partially offset by a $115 million return of net money pool advances in the first nine months of 2021.

Ameren Illinois’ cash used in investing activities increased $71 million during the first nine months of 2022, compared with the year-ago period, primarily as a result of a $119 million increase in capital expenditures, largely related to transmission projects. This increase was partially offset by a $41 million decrease in Ameren Illinois’ net money pool advances.
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
Ameren’s cash provided by consolidated financing activities decreased $414 million during the first nine months of 2022, compared with the year-ago period. During the first nine months of 2022, Ameren utilized proceeds of $1.1 billion of long-term debt to repay then-outstanding short-term debt, for near-term capital expenditures, and to repay $450 million of maturities of long-term debt. In addition, during the first nine months of 2022, Ameren utilized proceeds from net commercial paper issuances of $675 million along with cash provided by operating activities to fund, in part, capital expenditures. In comparison, during the first nine months of 2021, Ameren utilized proceeds from the issuance of $1.4 billion of long-term debt for general corporate purposes, including to repay then-outstanding short-term debt, including short-term debt incurred in connection with the increased purchases for natural gas for resale and purchased power costs discussed above, and to fund, in part, capital expenditures. During the first nine months of 2021, Ameren received $63 million from net commercial paper issuances. In addition, Ameren received aggregate cash proceeds of $297 million from the issuance of common stock under the ATM program, the DRPlus, and the 401(k) plan and the settlement of the remaining portion of the 2019 forward sale agreement during the first nine months of 2021. These proceeds were used to fund a portion of Ameren Missouri’s wind generation investments and to fund, in part, other capital expenditures. During the first nine months of 2022, Ameren paid common stock dividends of $457 million, compared with $423 million in the year-ago period, as a result of an increase in both the dividend rate and the number of common shares outstanding.
Ameren Missouri’s cash provided by financing activities decreased $171 million during the first nine months of 2022, compared with the year-ago period. During the first nine months of 2022, Ameren Missouri utilized net proceeds from the issuance of long-term debt of $524 million to repay then-outstanding short-term debt and for near-term capital expenditures. In addition, during the first nine months of 2022, Ameren Missouri utilized proceeds from net commercial paper issuances of $13 million along with cash provided by operating activities to fund, in part, capital expenditures. In comparison, during the first nine months of 2021, Ameren Missouri utilized net proceeds from the issuance of long-term debt of $524 million to repay then-outstanding short-term debt, including short-term debt incurred in connection with the increased purchases for natural gas for resale and purchased power costs discussed above. Additionally, proceeds from the issuance of long-term debt and capital contributions of $183 million from Ameren (parent) were used to fund a portion of wind generation investments and to fund, in part, capital expenditures during the first nine months of 2021.
Ameren Illinois’ cash provided by financing activities decreased $199 million during the first nine months of 2022, compared with the year-ago period. During the first nine months of 2022, Ameren Illinois utilized net proceeds from the issuance of long-term debt of $499 million to repay $400 million of maturities of long-term debt and to repay a portion of the then-outstanding short-term debt. Additionally, Ameren Illinois utilized proceeds from net commercial paper issuances of $250 million and cash provided by operating activities to fund, in part, capital expenditures. In comparison, during the first nine months of 2021, Ameren Illinois utilized net proceeds from the issuance of long-term debt of $449 million to repay then-outstanding short-term debt, including short-term debt incurred in connection with the increased purchases for natural gas for resale and purchased power costs discussed above, and to fund, in part, capital expenditures. Ameren Illinois also received a $145 million capital contribution from Ameren (parent) during the first nine months of 2021. In addition, Ameren repaid $19 million of money pool borrowings and redeemed $13 million of preferred stock during the first nine months of 2021.
See Long-term Debt and Equity in this section for additional information on maturities and issuances of long-term debt, issuances of common stock, and redemptions of preferred stock.

Credit Facility Borrowings and Liquidity
The following table presents Ameren’s consolidated liquidity as of September 30, 2022:

Available at September 30, 2022
Ameren (parent) and Ameren Missouri:
Missouri Credit Agreement – borrowing capacity	$1,200
Less: Ameren (parent) commercial paper outstanding	444
Less: Ameren Missouri commercial paper outstanding	178
Less: Ameren Missouri letters of credit	2
Missouri Credit Agreement – subtotal	576
Ameren (parent) and Ameren Illinois:
Illinois Credit Agreement – borrowing capacity	1,100
Less: Ameren (parent) commercial paper outstanding	246
Less: Ameren Illinois commercial paper outstanding	353
Illinois Credit Agreement – subtotal	501
Subtotal	$1,077
Add: Cash and cash equivalents	7
Net Available Liquidity(a)	$1,084
(a)Does not include Ameren’s forward equity sale agreements. See Note 4 – Long-term Debt and Equity Financings under Part I, Item 1, of this report for additional information.
The Credit Agreements, among other things, provide $2.3 billion of credit until maturity in December 2025. See Note 3 – Short-term Debt and Liquidity under Part I, Item 1, of this report for additional information on the Credit Agreements. During the nine months ended September 30, 2022, Ameren (parent), Ameren Missouri, and Ameren Illinois each issued commercial paper. Borrowings under the Credit Agreements and commercial paper issuances are based upon available interest rates at the time of the borrowing or issuance.
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
The issuance of short-term debt securities by Ameren’s utility subsidiaries is subject to FERC approval under the Federal Power Act. In March 2022, the FERC issued an order authorizing Ameren Missouri to issue up to $1 billion of short-term debt securities through March 2024. In August 2022, the FERC issued an order authorizing Ameren Illinois to issue up to $1 billion of short-term debt securities through September 2024. In 2021, the FERC issued an order authorizing ATXI to issue up to $300 million of short-term debt securities through July 2023.
The Ameren Companies continually evaluate the adequacy and appropriateness of their liquidity arrangements for changing business conditions. When business conditions warrant, changes may be made to existing credit agreements or to other borrowing arrangements, or other arrangements may be made.

Long-term Debt and Equity
The following table presents issuances (net of any issuance premiums or discounts) of long-term debt and equity, as well as maturities of long-term debt and redemptions of preferred stock for the nine months ended September 30, 2022 and 2021:

	Month Issued, Redeemed, or Matured	2022		2021
Issuances of Long-term Debt
Ameren:
1.75% Senior unsecured notes due 2028	March	$—		$450

Ameren Missouri:
3.90% First mortgage bonds due 2052 (green bonds) (a)	April	524		—
2.15% First mortgage bonds due 2032 (green bonds) (a)	June	—		524
Ameren Illinois:
3.85% First mortgage bonds due 2032	August	499		—
2.90% First mortgage bonds due 2051 (green bonds) (a)	June	—		349
0.375% First mortgage bonds due 2023	June	—		100
ATXI:
2.96% Senior unsecured notes due 2052	August	95		—
Total Ameren long-term debt issuances		$1,118		$1,423
Issuances of Common Stock
Ameren:
DRPlus and 401(k) (b)	Various	$29	(c)	$36
August 2019 forward sale agreement (d)	February	—		113
ATM program (e)	Various	—		148
Total Ameren common stock issuances (f)		$29		$297
Maturities of Long-term Debt
Ameren Illinois:
2.70% Senior secured notes due 2022	September	$400		$—
ATXI:
3.43% Senior unsecured notes due 2050	August	50		—
Total Ameren long-term debt maturities		$450		$—
Redemptions of Preferred Stock
Ameren Illinois:
6.625% Series	March	$—		$12
7.75% Series	March	—		1
Total Ameren Illinois preferred stock redemptions		$—		$13
(a)Ameren Missouri and Ameren Illinois intend to allocate an amount equal to the net proceeds to sustainability projects meeting certain eligible criteria.
(b)Ameren issued a total of 0.4 million and 0.4 million shares of common stock under its DRPlus and 401(k) plan in the nine months ended September 30, 2022 and 2021, respectively.
(c)Excludes an $8 million receivable at September 30, 2022.
(d)Ameren issued 1.6 million shares of common stock to settle the remainder of the August 2019 forward sale agreement.
(e)Ameren issued 1.8 million shares of common stock under the ATM program.
(f)Excludes 0.4 million and 0.5 million shares of common stock valued at $31 million and $33 million issued for no cash consideration in connection with stock-based compensation for the nine months ended September 30, 2022 and 2021, respectively.
See Note 4 – Long-term Debt and Equity Financings under Part I, Item 1, of this report for additional information, including proceeds from issuances of long-term debt, including Ameren Missouri’s April 2022 issuance of first mortgage bonds, the use of those proceeds, Ameren’s forward equity sale agreements, and the ATM program.
Indebtedness Provisions and Other Covenants
At September 30, 2022, the Ameren Companies were in compliance with the provisions and covenants contained in their credit agreements, indentures, and articles of incorporation, as applicable, and ATXI was in compliance with the provisions and covenants contained in its note purchase agreements. See Note 3 – Short-term Debt and Liquidity under Part I, Item 1, of this report and Note 4 – Short-term Debt and Liquidity and Note 5 – Long-term Debt and Equity Financings under Part II, Item 8, of the Form 10-K for a discussion of provisions, applicable cross-default provisions, and covenants contained in our credit agreements, in ATXI’s note purchase agreements, and in certain of the Ameren Companies’ indentures and articles of incorporation.

We consider access to short-term and long-term capital markets to be a significant source of funding for capital requirements not satisfied by cash provided by our operating activities. Inability to raise capital on reasonable terms, particularly during times of uncertainty in the capital markets, could negatively affect our ability to maintain and expand our businesses. After assessing their respective current operating performance, liquidity, and credit ratings (see Credit Ratings below), Ameren, Ameren Missouri, and Ameren Illinois each believes that it will continue to have access to the capital markets on reasonable terms. However, events beyond Ameren’s, Ameren Missouri’s, and Ameren Illinois’ control may create uncertainty in the capital markets or make access to the capital markets uncertain or limited. Such events could increase our cost of capital and adversely affect our ability to access the capital markets.
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
See Note 4 – Short-term Debt and Liquidity and Note 5 – Long-term Debt and Equity Financings under Part II, Item 8, of the Form 10-K for additional discussion of covenants and provisions contained in certain of the Ameren Companies’ financial agreements and articles of incorporation that would restrict the Ameren Companies’ payment of dividends in certain circumstances. At September 30, 2022, none of these circumstances existed at Ameren, Ameren Missouri, or Ameren Illinois and, as a result, these companies were not restricted from paying dividends.
The following table presents common stock dividends declared and paid by Ameren Corporation to its common shareholders and by Ameren subsidiaries to their parent, Ameren Corporation, for the nine months ended September 30, 2022 and 2021:

	Nine Months
	2022	2021
Ameren	$457	$423
ATXI	—	82
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

Collateral Postings
Any weakening of our credit ratings may reduce access to capital and trigger additional collateral postings and prepayments. Such changes may also increase the cost of borrowing, resulting in an adverse effect on earnings. Cash collateral postings and prepayments made with external parties, including postings related to exchange-traded contracts, were $145 million, $140 million, and $5 million for Ameren, Ameren Missouri, and Ameren Illinois, respectively, and cash collateral posted by external parties were $33 million, $2 million, and $31 million for Ameren, Ameren Missouri, and Ameren Illinois, respectively, at September 30, 2022. A sub-investment-grade issuer or senior unsecured debt rating (below “Baa3” from Moody’s or below “BBB-” from S&P) at September 30, 2022, could have resulted in Ameren, Ameren Missouri, or Ameren Illinois being required to post additional collateral or other assurances for certain trade obligations amounting to $157 million, $75 million, and $82 million, respectively.
Changes in commodity prices could trigger additional collateral postings and prepayments. Based on credit ratings at September 30, 2022, if market prices were 15% higher or lower than September 30, 2022 levels in the next 12 months and 20% higher or lower thereafter through the end of the term of the commodity contracts, then Ameren, Ameren Missouri, and Ameren Illinois could be required to post an immaterial amount, compared to each company’s liquidity, of collateral or provide other assurances for certain trade obligations.
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
Operations
•We are observing inflationary pressures on the prices of commodities, labor, services, materials, and supplies, as well as increasing interest rates. Ameren Missouri and Ameren Illinois are generally allowed to pass on to customers prudently incurred costs for fuel, purchased power, and natural gas supply. Additionally, for certain non-commodity cost changes, the use of trackers, riders, and formula ratemaking, as applicable, mitigates our exposure. The inflationary pressures and increasing interest rates could impact our ability to control costs and/or make substantial investments in our businesses, including our ability to recover costs and investments, and to earn our allowed ROEs within frameworks established by our regulators, while maintaining rates that are affordable to our customers. In April 2022, the MISO released the results of its 2022 capacity auction, which projected a capacity shortage in the central region of the MISO footprint, which includes Ameren Missouri’s and Ameren Illinois’ service territories. The annual auction resulted in a capacity price increase from $5 per MW-day for June 2021 through May 2022 to $237 per MW-day for June 2022 through May 2023. Based on estimated power prices and customer demand as of September 30, 2022, the capacity price set by the April 2022 MISO auction, and the amounts of energy and capacity hedged through IPA procurement events, Ameren Illinois estimates an increase to purchased power costs for calendar year 2022, compared to 2021, of approximately $450 million. The actual increase to purchased power costs will vary due to differences between estimated and realized power prices as well as customer demand satisfied by Ameren Illinois, which will be affected by changes in customers’ elections to use Ameren Illinois or an alternative retail electric supplier for their energy needs. Higher purchased power costs for calendar year 2023, compared to 2021, is also likely but Ameren Illinois cannot reasonably estimate the amount of the increase as additional energy and capacity contracts for 2023 will be entered into as a part of an IPA procurement event in the first half of 2023, as well as pricing determined by the April 2023 MISO capacity auction. Because of the power procurement riders, the difference between actual purchased power costs and costs billed to customers in a given period is deferred as a regulatory asset or liability. These pass-through costs do not affect Ameren Illinois’ net income, as any change in costs are offset by a corresponding change in revenues. Also, based on the capacity price set by the April 2022 MISO auction, Ameren Missouri estimates increases to capacity revenues and purchased power costs for the calendar year 2022, compared to 2021, of approximately $375 million. Ameren Missouri sells nearly all of its capacity to the MISO and purchases the capacity it needs to supply its native load sales from the MISO. Higher capacity revenues and purchased power costs for calendar year 2023, compared to 2021, is also likely but Ameren Missouri cannot reasonably estimate the amount of the increases as capacity pricing for June 2023 through December 2023 will be determined by the April 2023 MISO capacity auction. Capacity revenues and purchased power costs are a part of the net energy costs recoverable under the FAC, with 95% of the variance between net energy costs and the amount set in base rates recovered or refunded through the FAC.
•The PISA permits Ameren Missouri to defer and recover 85% of the depreciation expense and earn a return at the applicable WACC on investments in certain property, plant, and equipment placed in service, and not included in base rates. The regulatory asset for accumulated PISA deferrals also earns a return at the applicable WACC, with all approved PISA deferrals added to rate base prospectively and recovered over a period of 20 years following a regulatory rate review. Additionally, under the RESRAM, Ameren Missouri is permitted to recover the 15% of depreciation expense not recovered under the PISA, and earn a return at the applicable

WACC for investments in renewable generation plant placed in service to comply with Missouri’s renewable energy standard. Accumulated RESRAM deferrals earn carrying costs at short-term interest rates. The PISA and the RESRAM mitigate the effects of regulatory lag between regulatory rate reviews. Those investments not eligible for recovery under the PISA and the remaining 15% of certain property, plant, and equipment placed in service, unless eligible for recovery under the RESRAM, remain subject to regulatory lag. Ameren Missouri defers its cost of debt relating to PISA eligible investments as an offset to interest charges with the difference between the applicable WACC and its cost of debt recognized in revenues when recovery of such deferrals is reflected in customer rates. As a result of the PISA election, additional provisions of the law apply to Ameren Missouri, including limitations on electric customer rate increases. Ameren Missouri does not expect to exceed these rate increase limitations in 2022. In June 2022, Missouri Senate Bill 745 was enacted and became effective on August 28, 2022. The law extended Ameren Missouri’s PISA election through December 2028 and allows for an additional extension through December 2033 if requested by Ameren Missouri and approved by the MoPSC, among other things. The law established a 2.5% annual limit on increases to the electric service revenue requirement used to set customer rates due to the inclusion of incremental PISA deferrals in the revenue requirement. The limitation will be effective for revenue requirements approved by the MoPSC after January 1, 2024, and will be based on the revenue requirement established in the immediately preceding rate order. The current rate limitation, which is effective through 2023, is a 2.85% cap on the compound annual growth rate in the average overall customer rate per kilowatthour, based on the electric rates that became effective in April 2017, less half of the annual savings from the TCJA that was passed on to customers as approved in a July 2018 MoPSC order.
•In 2018, the MoPSC issued an order approving Ameren Missouri’s MEEIA 2019 plan. The plan includes a portfolio of customer energy-efficiency and demand response programs through December 2023 and low-income customer energy-efficiency programs through December 2024. Ameren Missouri intends to invest approximately $360 million over the life of the plan, including $80 million in 2022 and $75 million in 2023. The plan includes the continued use of the MEEIA rider, which allows Ameren Missouri to collect from, or refund to, customers any difference in actual MEEIA program costs and related lost electric margins and the amounts collected from customers. In addition, the plan includes a performance incentive that provides Ameren Missouri an opportunity to earn additional revenues by achieving certain customer energy-efficiency goals. If target spending goals are achieved for 2022 and 2023, additional revenues of $11 million and $13 million would be recognized in 2022 and 2023, respectively.
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
•Ameren Illinois and ATXI use a forward-looking rate calculation with an annual revenue requirement reconciliation for each company’s electric transmission business. Based on expected rate base and the currently allowed 10.52% ROE, which includes a 50 basis point incentive adder for participation in an RTO, the revenue requirements that will be included in 2023 rates for Ameren Illinois’ and ATXI’s electric transmission businesses are $476 million and $194 million, respectively. These revenue requirements represent an increase in Ameren Illinois’ revenue requirement of $54 million and a decrease in ATXI’s revenue requirement of $1 million from the revenue requirements reflected in 2022 rates, primarily due to higher expected rate base at Ameren Illinois and a lower expected rate base at ATXI. These rates will affect Ameren Illinois’ and ATXI’s cash receipts during 2023, but will not determine their respective electric transmission service operating revenues, which will instead be based on 2023 actual recoverable costs, rate base, and a return on rate base at the applicable WACC as calculated under the FERC formula ratemaking framework.
•The allowed base ROE for FERC-regulated transmission rates previously charged under the MISO tariff is the subject of pending proceedings. Depending on the outcome of the proceedings, the transmission rates charged during previous periods and the currently effective rates may be subject to change. In March 2020, the FERC issued a Notice of Proposed Rulemaking on its transmission incentives policy, which increased the incentive ROE for participation in an RTO to 100 basis points from the current 50 basis points and revised the parameters for awarding incentives, while limiting the overall incentives to a cap of 250 basis points, among other things. In April 2021, the FERC issued a Supplemental Notice of Proposed Rulemaking, which proposes to modify the Notice of Proposed Rulemaking’s incentive for participation in an RTO by limiting this incentive for utilities that join an RTO to 50 basis points and only allowing them to earn the incentive for three years, among other things. If this proposal is included in a final rule, Ameren Illinois and ATXI would no longer be eligible for the 50 basis point RTO incentive adder, prospectively. The FERC is under no deadline to issue a final rule on this matter. Ameren is unable to predict the ultimate impact of any changes to the FERC’s incentives policy, or any further order on base ROE. A 50 basis point change in the FERC-allowed ROE would affect Ameren’s and Ameren Illinois’ annual net income by an estimated $12 million and $8 million, respectively, based on each company’s 2022 projected rate base.
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
•Pursuant to the IETL, which was enacted in September 2021, Ameren Illinois may file an MYRP with the ICC to establish base rates for electric distribution service to be charged to customers for each calendar year of a four-year period. The base rates for a particular calendar year would be based on forecasted recoverable costs and an ICC-determined ROE applied to Ameren Illinois’ forecasted average annual rate base using a forecasted capital structure, with a common equity ratio of up to 50% being deemed prudent and reasonable by law and a higher equity ratio requiring specific ICC approval. The ROE determined by the ICC is applicable to each calendar year of the four-year period and is subject to annual adjustments based on certain performance incentives and penalties. An MYRP would allow Ameren Illinois to reconcile electric distribution service rates to its actual revenue requirement on an annual basis, subject to a reconciliation cap and adjustments to the ROE. Ameren Illinois’ existing riders will remain effective whether it elects to file an MYRP or a traditional regulatory rate review. Additionally, electric distribution service revenues would continue to be decoupled from sales volumes under either election. Ameren Illinois plans to file an MYRP by January 20, 2023, with rates effective beginning in 2024. For additional information regarding ratemaking under an MYRP, including details of the reconciliation cap, see Note 2 – Rate and Regulatory Matters under Part II, Item 8, of the Form 10-K.
•In 2021, the ICC issued an order in Ameren Illinois’ annual update filing that approved a $58 million increase in Ameren Illinois’ electric distribution service rates beginning in January 2022. Ameren Illinois’ 2022 electric distribution service revenues will be based on its 2022 actual recoverable costs, 2022 year-end rate base, and a return at the applicable WACC, with the ROE component based on the annual average of the monthly yields of the 30-year United States Treasury bonds plus 580 basis points. As of September 30, 2022, Ameren Illinois expects its 2022 electric distribution year-end rate base to be $3.9 billion. The 2022 revenue requirement reconciliation adjustment will be collected from, or refunded to, customers in 2024. A 50 basis point change in the annual average of the monthly yields of the 30-year United States Treasury bonds would result in an estimated $11 million change in Ameren’s and Ameren Illinois’ annual net income, based on Ameren Illinois’ 2022 projected year-end rate base, including electric energy-efficiency investments. Ameren Illinois’ recognized ROE for the first nine months of 2022 was based on an estimated annual average of the monthly yields of the 30-year United States Treasury bonds of 3.09%.
•In April 2022, Ameren Illinois filed its annual electric distribution service performance-based formula rate update with the ICC to be used for 2023 rates. In July 2022, Ameren Illinois filed a revised request seeking to increase its annual revenues for electric distribution service by $84 million. In August 2022, the ICC staff submitted its calculation of the revenue requirement included in Ameren Illinois’ update filing, recommending a $61 million increase in Ameren Illinois’ electric distribution service rates. An ICC decision in this proceeding is required by December 2022, with new rates effective in January 2023. These rates will affect Ameren Illinois’ cash receipts during 2023, but will not affect electric distribution service revenues, which will be based on 2023 actual recoverable costs, 2023 year-end rate base, and a return at the applicable WACC as calculated under the Illinois performance-based formula ratemaking framework.
•Ameren Illinois expects to file for a natural gas delivery service regulatory rate review in early 2023, with a future test year ended December 31, 2024. Ameren Illinois’ current allowed ROE for natural gas delivery service is 9.67%, with a capital structure composed of 52% common equity, a rate base of $2.1 billion, and a 2021 future test year.
•Pursuant to Illinois law, Ameren Illinois’ electric energy-efficiency investments are deferred as a regulatory asset and earn a return at the applicable WACC, with the ROE component based on the annual average of the monthly yields of the 30-year United States Treasury bonds plus 580 basis points. The allowed ROE on electric energy-efficiency investments can be increased or decreased by up to 200 basis points, depending on the achievement of annual energy savings goals. While the ICC has approved a plan for Ameren Illinois to invest approximately $120 million per year in electric energy-efficiency programs through 2025, the ICC has the ability to reduce the amount of electric energy-efficiency savings goals in future program years if there are insufficient cost-effective programs available, which could reduce the investments in electric energy-efficiency programs. The electric energy-efficiency program investments and the return on those investments are collected from customers through a rider and are not recovered through the electric distribution service performance-based formula ratemaking framework.

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
•Ameren Missouri continues to experience coal transportation disruptions in 2022, resulting in coal inventory levels below targeted levels at the Labadie and Sioux energy centers as of the end of October 2022. Prolonged disruptions in the delivery of coal could have adverse effects on Ameren Missouri's electric generation operations and could result in increased purchased power expense. Under the FAC, 95% of the variance in net energy costs, which includes purchased power expense, from the amount set in base rates is expected to be recovered. Further, the timing of payments for purchased power costs compared to the recovery through customer rates under the FAC could have adverse effects on Ameren and Ameren Missouri's liquidity.
•In December 2021, Ameren Missouri filed a motion with the United States District Court for the Eastern District of Missouri to modify a September 2019 remedy order issued by the district court to allow the retirement of the Rush Island Energy Center in advance of its previously expected useful life in lieu of installing a flue gas desulfurization system. The March 31, 2024 compliance date contained in the district court’s September 2019 remedy order remains in effect unless extended by the district court. In July 2022, in response to an Ameren Missouri request for a final, binding reliability assessment, the MISO designated the Rush Island Energy Center as a system support resource and concluded that certain mitigation measures, including transmission upgrades, should occur before the energy center is retired. The transmission upgrade projects have been approved by the MISO, and Ameren Missouri has started design and procurement activities necessary to complete the upgrades and expects to complete the upgrades by late 2025. In October 2022, the FERC approved a system support resource agreement, which became effective retroactively as of September 1, 2022. The agreement details the manner of continued operation for a system support resource that results in operating during peak demand times and emergencies. The system support resource designation and the related agreement are subject to annual renewal and revision. In September 2022, the Rush Island Energy Center began operating consistent with the system support resource agreement. In addition, in October 2022, the FERC established hearing and settlement procedures in response to an August 2022 request from Ameren Missouri for recovery of non-energy costs under the related MISO tariff. The FERC is under no deadline to issue an order related to this proceeding. Revenues and costs under the MISO tariff are expected to be included in the FAC. The district court has the authority to determine the retirement date and operating parameters for the Rush Island Energy Center and is not bound by the MISO determination of the Rush Island Energy Center as a system support resource or the FERC’s approval. The district court is under no deadline to issue a ruling modifying the remedy order. For additional information on the NSR and Clean Air Act litigation, see Note 9 – Commitments and Contingencies under Part I, Item 1, of this report. Ameren Missouri filed a 2022 Change to the 2020 IRP with the MoPSC in June 2022 to reflect, among other things, the planned acceleration of the retirement of the Rush Island Energy Center from 2039, the retirement year for the facility as reflected in the 2020 IRP. In February 2022, the MoPSC issued an order directing the MoPSC staff to review Ameren Missouri’s planned accelerated retirement of the Rush Island Energy Center, including potential impacts on the reliability and cost of Ameren Missouri’s service to its customers; Ameren Missouri’s plans to mitigate the customer impacts of the accelerated retirement; and the prudence of Ameren Missouri’s actions and decisions with regard to the Rush Island Energy Center, which is expected to be addressed in the 2022 electric service regulatory rate review, among other things. In April 2022, the MoPSC staff filed an initial report with the MoPSC in which the staff concluded early retirement of the Rush Island Energy Center may cause reliability concerns. The MoPSC staff is under no deadline to complete this review. As of December 31, 2021, and September 30, 2022, Ameren and Ameren Missouri classified the remaining net book value of the Rush Island Energy Center as plant to be abandoned, net, within “Property, Plant, and Equipment, Net” on Ameren’s and Ameren Missouri’s balance sheets. As part of the assessment of any potential future abandonment loss, consideration will be given to rate and securitization orders issued by the MoPSC to Ameren Missouri and to orders issued to other Missouri utilities with similar facts.
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
•Due to a change in customer behavior and certain business practices resulting from the COVID-19 pandemic, there has been a shift in sales volumes by customer class at both Ameren Missouri and Ameren Illinois, which began in 2020, with an increase in residential sales, and a decrease in commercial and industrial sales. While our electric sales volumes in the first nine months of 2022, excluding the estimated effects of weather and customer energy-efficiency programs, were comparable to the same period in 2021 and, at Ameren Missouri, were comparable to pre-pandemic levels, Ameren Illinois’ sales volumes remain below pre-pandemic levels. However, revenues from Ameren Illinois’ electric distribution business, residential and small nonresidential customers of Ameren Illinois’ natural gas distribution business, and Ameren Illinois’ and ATXI’s electric transmission businesses are decoupled from changes in sales volumes. Further effects of the COVID-19 pandemic on our results of operations, financial position, and liquidity in subsequent periods will depend on its severity and longevity, future regulatory or legislative actions with respect thereto, and the resulting impact on business, economic, and capital market conditions.
•Ameren Missouri and Ameren Illinois continue to make infrastructure investments and expect to seek increases to electric and natural gas rates to recover the cost of investments and earn an adequate return. Ameren Missouri and Ameren Illinois will also seek new, or to maintain existing, legislative solutions to address regulatory lag and to support investment in their utility infrastructure for the benefit of their customers. Ameren Missouri and Ameren Illinois continue to face cost recovery pressures, including limited economic growth in their service territories, increasing inflation, higher cost of debt, customer conservation efforts, the impacts of additional customer energy-efficiency programs, and increased customer use of increasingly cost-effective advancements in innovative energy technologies, including private generation and energy storage. However, over the long-term, we expect the decreased demand to be partially offset by increased demand resulting from increased electrification of the economy and as a means to address economy-wide CO2 emission concerns. We expect that increased investments, including expected future investments for environmental compliance, system reliability improvements, and new generation sources, will result in rate base and revenue growth but also higher depreciation and financing costs.
Liquidity and Capital Resources
•In February 2022, Ameren Missouri filed an annual update to its Smart Energy Plan with the MoPSC, which includes a five-year capital investment overview with a detailed one-year plan for 2022. The Smart Energy Plan is designed to upgrade Ameren Missouri’s electric infrastructure and includes investments that will upgrade the grid and accommodate more renewable energy. Investments under the plan are expected to total approximately $8.4 billion over the five-year period from 2022 through 2026, with expenditures largely recoverable under the PISA and the RESRAM.
•In June 2022, Ameren Missouri filed a notice of change in preferred resource plan with the MoPSC. The filing includes a 2022 Change to the 2020 IRP, which the MoPSC may review at its election. In connection with the change, Ameren revised its goals for reduction of carbon emissions. Ameren is targeting net-zero carbon emissions by 2045, as well as a 60% reduction by 2030 and an 85% reduction by 2040 based on 2005 levels. Ameren’s goals include both direct emissions from operations, as well as electricity usage at Ameren buildings, including other greenhouse gas emissions of methane, nitrous oxide, and sulfur hexafluoride. Achieving these goals will be dependent on a variety of factors, including cost-effective advancements in innovative clean energy technologies and constructive federal and state energy and economic policies. The 2022 Change to the 2020 IRP includes expanding renewable sources by adding 2,800 MWs of renewable generation by 2030, 400 MWs of battery storage by 2035, and a total of 4,700 MWs of renewable generation and 800 MWs of battery storage by 2040. These amounts include 350 MWs of solar generation projects discussed below. The change also includes adding 1,200 MWs of natural gas-fired combined cycle generation by 2031, with plans to switch to hydrogen fuel and/or blend hydrogen fuel with natural gas and install carbon capture technology if these technologies become commercially available at a reasonable cost, adding 1,200 MWs of additional clean dispatchable generation by 2043, the continued implementation of customer energy-efficiency programs, and the expectation that Ameren Missouri will seek and receive NRC approval for an extension of the operating license for the Callaway Energy Center beyond its current 2044 expiration date. Additionally, the change includes extending the retirement date of the coal-fired Sioux Energy Center from 2028 to 2030 in order to ensure reliability during the transition to clean energy generation, which is subject to the approval of a change in the asset’s depreciable life by the MoPSC in Ameren Missouri’s current electric service regulatory rate review, accelerating the retirement date of the Rush Island coal-fired energy center to 2025, retiring the Meramec coal-fired energy center at the end of its useful life in 2022, retiring the generating units at the Labadie coal-fired energy center at the end of their useful lives (two generating units by 2036 and the other two by 2042), accelerating the retirement date of the Venice natural gas-fired energy center to 2029, and retiring Ameren Missouri’s other natural gas-fired energy centers in Illinois by 2040. Ameren Missouri’s plan could be affected by, among other factors: Ameren Missouri’s ability to obtain certificates of convenience and necessity from the MoPSC, and any other required approvals for the addition of renewable resources, retirement of energy centers, and new or continued customer energy-efficiency programs; the ability to enter into build-transfer agreements for renewable generation and acquire that generation at a reasonable cost; the ability of developers to meet contractual commitments and timely complete projects, which is dependent upon the availability of necessary labor, materials, and equipment, including those that are affected by the disruptions in the global supply chain caused by the COVID-19 pandemic or government actions, among other things; changes in the scope and timing of projects; the availability of federal production and investment tax credits related to renewable energy and Ameren Missouri’s ability to use such credits; the cost of wind, solar, and other renewable generation and battery storage technologies; the cost of natural gas or hydrogen CT technologies; changes in environmental regulations, including those related to CO2 and other greenhouse gas emissions; energy prices and demand; and Ameren Missouri’s ability to obtain necessary rights-of-way, easements, and transmission interconnection agreements at an acceptable cost and in a timely fashion. The next integrated resource plan is expected to be filed in September 2023.
•Missouri law allows Missouri electric utility companies to petition the MoPSC for a financing order to authorize the issuance of securitized utility tariff bonds to finance the cost of retiring electric generation facilities before the end of their useful lives. In connection with the planned accelerated retirement of the Rush Island Energy Center due to the NSR and Clean Air Act Litigation discussed above, Ameren Missouri expects to seek approval from the MoPSC to finance the costs associated with the retirement, including the remaining unrecovered net plant balance associated with the facility, through the issuance of securitized utility tariff bonds. As such, Ameren Missouri did not request a change in the depreciation rates related to the Rush Island Energy Center in the electric regulatory rate review filed in August 2022.
•In February 2022, Ameren Missouri, through a subsidiary, entered into a build-transfer agreement to acquire, after construction, a 150-MW solar generation facility, which is expected to be located in southeastern Illinois and, if approved by the MoPSC, to serve customers under Ameren Missouri’s Renewable Solutions Program. In June 2022, Ameren Missouri, through a subsidiary, entered into a build-transfer agreement to acquire, after construction, a 200-MW solar generation facility, which is expected to be located in central Missouri and support Ameren Missouri’s compliance with the state of Missouri’s requirement of achieving 15% of retail sales from renewable energy sources, of which 2% must be derived from solar energy sources. The acquisitions are subject to certain conditions, including the issuance of certificates of convenience and necessity by the MoPSC, obtaining MISO transmission interconnection agreements, and approval by the FERC. In July 2022, Ameren Missouri filed for certificates of convenience and necessity with the MoPSC for both facilities and expects decisions by March 2023 and April 2023 for the 200-MW facility and the 150-MW facility, respectively. Depending on the timing of regulatory approvals and the impact of potential sourcing issues discussed below, the projects could be completed as early as the fourth quarter of 2024. Capital expenditures related to these facilities are not included in Ameren’s and Ameren Missouri’s expected capital investments discussed below.
•Ameren Missouri's 2022 Change to the 2020 IRP targets cleaner and more diverse sources of energy generation, including solar generation. While rights to acquire the solar facilities discussed above were secured through build-transfer agreements, supply chain disruptions, including solar panel shortages and increasing material costs as a result of government tariffs and other factors, could affect the costs as well as the timing of these projects and other solar generation projects. The supply of solar panels to the United States was significantly disrupted as a result of an investigation initiated by the United States Department of Commerce in late March 2022, which could result in punitive tariffs on solar panels imported from four Southeast Asian countries. The investigation is in response to complaints of Chinese solar manufacturers shifting solar cells to these countries to avoid tariffs required on imports from China. The United States Department of Commerce is expected to issue a preliminary determination by the end of November 2022, and a final determination by mid-2023. Additionally, certain solar panels from China have been subject to detention by the United States Customs and Border Protection Agency as a result of the Uyghur Forced Labor Prevention Act that was passed in December 2021. In June 2022, President Biden authorized the United States Department of Energy to use the Defense Production Act to rapidly expand American manufacturing of five critical clean energy technologies, including solar panel components. President Biden also took executive action to temporarily lift certain tariffs on solar panels imported from the four Southeast Asian countries under investigation by the United States Department of Commerce for 24 months in order to allow the United States access to a sufficient supply of solar panels to meet electricity generation needs while domestic manufacturing scales up. Any future tariffs or other outcomes resulting from the investigation by the United States Department of Commerce or actions by the United States Customs and Border Protection Agency could affect the cost and the availability of solar panels and the timing and amount of Ameren Missouri's estimated capital expenditures associated with solar generation investments.
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
•In 2021, the MISO issued a report outlining a preliminary long-range transmission planning roadmap of projects through 2039, which considers the rapidly changing generation mix within MISO resulting from significant additions of renewable generation, actual and expected generation plant closures, and state mandates or goals for clean energy or carbon emissions reductions. In July 2022, the MISO approved the first tranche of projects under the first phase of the roadmap. A portion of these projects were assigned to various utilities, of which Ameren was awarded projects that are estimated to cost approximately $1.8 billion, based on MISO’s cost estimate. The MISO is expected to initiate requests for proposals in December 2022 and March 2023 for additional first tranche projects crossing Missouri, which are expected to be awarded between late-2023 and early-2024. These investment opportunities may be incremental to or partially replace other expenditures included in the 2022 through 2026 estimates discussed above. In July 2022, a group of industrial customers filed a complaint with the FERC, challenging provisions of a MISO tariff that exclude regional transmission projects from the MISO’s competitive bid process based on state laws related to the right of first refusal, which provide an incumbent utility the right to build, maintain, and own transmission lines located within its service territory. The complaint seeks to require MISO to revise its tariff to prohibit the application of state laws related to the right of first refusal in the MISO’s long-range transmission planning and require projects to be bid on a competitive basis, to the maximum extent possible. It also is asking for refunds related to any costs under the tariff that would not comply with the sought-after revisions. The FERC is under no deadline to issue an order in this proceeding.
•In July 2022, an Illinois law prohibiting the state’s oversight of certain electric utilities’ choice of RTO membership ceased to be effective. Given the change in law and the high prices resulting from MISO’s April 2022 capacity auction, the ICC issued an order requiring Ameren Illinois to perform a cost-benefit study of continued participation in the MISO compared to participation in PJM Interconnection LLC, another RTO. The cost-benefit study will examine the impacts of participation in each RTO, including reliability, resiliency, affordability, and environmental impacts, among other things, for a period of five to 10 years beginning June 2024. The ICC order requires Ameren Illinois to file the study by July 2023. A 30-day comment period will follow. The ICC is under no obligation to issue an order related to the cost-benefit study.
•Environmental regulations, including those related to CO2 emissions, or other actions taken by the EPA or state regulators, or requirements that may result from the NSR and Clean Air Act Litigation discussed in Note 9 – Commitments and Contingencies under Part I, Item 1, of this report, could result in significant increases in capital expenditures and operating costs. Regulations enacted by a prior federal administration can be reviewed and repealed, and replacement or alternative regulations can be proposed or adopted by the current federal administration, including the EPA. The ultimate implementation of any of these regulations, as well as the timing of any such implementation, is uncertain. However, the individual or combined effects of existing and new environmental regulations could result in significant capital expenditures, increased operating costs, or the closure or alteration of some of Ameren Missouri’s coal and natural gas-fired energy centers. Ameren Missouri’s capital expenditures are subject to MoPSC prudence reviews, which could result in cost disallowances as well as regulatory lag. The cost of Ameren Illinois’ purchased power and natural gas purchased for resale could increase. However, Ameren Illinois expects that these costs would be recovered from customers with no material adverse effect on its results of operations, financial position, or liquidity. Ameren’s and Ameren Missouri’s earnings could benefit from increased investment to comply with environmental regulations if those investments are reflected and recovered on a timely basis in customer rates.
•The Ameren Companies have multiyear credit agreements that cumulatively provide $2.3 billion of credit through December 2025, subject to a 364-day repayment term for Ameren Missouri and Ameren Illinois, with the option to seek incremental commitments to increase the cumulative credit provided to $2.7 billion. See Note 3 – Short-term Debt and Liquidity under Part I, Item 1, of this report and Note 4 – Short-term Debt and Liquidity under Part II, Item 8, in the Form 10-K for additional information regarding the Credit Agreements. See Note 5 – Long-Term Debt and Equity Financings under Part II, Item 8, in the Form 10-K for long-term debt maturities from 2022 to 2026 and beyond at Ameren (parent), Ameren Missouri, Ameren Illinois, and ATXI and see Note 4 – Long-Term Debt and Equity Financings under Part I, Item 1, of this report for principal payments made on long-term debt during 2022 through the date of this report. Ameren, Ameren Missouri, and Ameren Illinois each believe that their liquidity is adequate given their respective expected operating cash flows, capital expenditures, and financing plans. To date, the Ameren Companies have been able to access the capital markets on reasonable terms when needed. However, there can be no assurance that significant changes in economic conditions, disruptions in the capital and credit markets, or other unforeseen events will not materially affect their ability to execute their expected operating, capital, or financing plans.
•Ameren expects its cash used for currently planned capital expenditures and dividends to exceed cash provided by operating activities over the next several years. As part of its funding plan for capital expenditures, Ameren is using newly issued shares of common stock, rather than market-purchased shares, to satisfy requirements under the DRPlus and employee benefit plans and expects to continue to do so through at least 2026. Ameren expects these issuances to provide equity of about $100 million annually. In addition, in 2021, Ameren established an ATM program under which Ameren may offer and sell from time to time up to $750 million of its common stock, which includes the ability to enter into forward sales agreements, subject to market conditions and other factors. In the fourth quarter of 2022, Ameren expects to increase the amount available under the ATM program by approximately $1 billion for equity needs in 2024 and beyond. Ameren has entered into multiple forward sale agreements under the ATM program with various counterparties relating to 6.6 million shares of common stock. As of September 30, 2022, Ameren could have settled the forward sale agreements with physical delivery of 6.6 million shares of common stock to the respective counterparties in exchange for cash of $587 million. As of September 30, 2022, Ameren had substantially utilized the available capacity under the ATM program, which takes into account the forward sale agreements. For additional information regarding outstanding forward sale agreements, including settlement dates, see Note 4 – Long-Term Debt and Liquidity under Part I, Item 1, of this report. Ameren expects to settle approximately $300 million of the forward sale agreements and issue 3.4 million shares of common stock by December 31, 2022. In addition, Ameren expects to settle approximately $300 million of the forward sale agreements and issue 3.2 million shares of common stock by December 31, 2023. Ameren plans to issue approximately $300 million of equity each year from 2022 to 2026 in addition to issuances under the DRPlus and employee benefit plans. Ameren expects its equity to total capitalization ratio to be approximately 45% through December 31, 2026, with the long-term intent to support solid investment-grade credit ratings. Ameren Missouri and Ameren Illinois expect to fund cash flow needs through debt issuances, adjustments of dividends to Ameren (parent), and/or capital contributions from Ameren (parent).
•The IRA was enacted in August 2022, and includes various income tax provisions, among other things. The law extends federal production and investment tax credits for projects beginning construction through 2024 and allows for a 10% adder to the production and investment tax credits for siting projects at existing energy communities as defined in the law, which includes sites previously used for coal-fired generation. The law also creates clean energy tax credits for projects placed in service after 2024. The clean energy tax credits will apply to renewable energy production and investments, along with certain nuclear energy production, and will be phased out beginning in 2033, at the earliest. The phase-out is triggered when greenhouse gas emissions from the electric generation industry are reduced by at least 75% from the annual 2022 emission rate or at the beginning of 2033, whichever is later. The law allows for transferability to an unrelated party for cash of up to 100% of certain tax credits generated after 2022. In addition, the new law imposes a 15% minimum tax on adjusted financial statement income, as defined in the law, for corporations whose average annual adjusted financial statement income exceeds $1 billion for three consecutive preceding tax years effective for tax years beginning after December 31, 2022. Once a corporation exceeds this three-year average annual adjusted financial statement income threshold, it will be subject to the minimum tax for all future tax years. Additional regulations, interpretations, amendments, or technical corrections to or in connection with the IRA may be issued by the IRS or United States Department of Treasury.
•As of September 30, 2022, Ameren had $177 million in tax benefits from federal and state income tax credit carryforwards and $19 million in tax benefits from federal and state net operating loss carryforwards, which will be utilized in future periods. Future expected income tax payments are based on expected taxable income, available income tax credits, and current tax law. Expected taxable income is affected by expected capital expenditures, when property, plant, and equipment is placed in-service or retired, and the timing of regulatory reviews, among other things. Ameren expects federal income tax payments at the required minimum levels from 2022 to 2026 resulting from the anticipated use of existing production tax credits generated by Ameren Missouri’s High Prairie Renewable and Atchison Renewable energy centers, existing tax net operating losses, tax credit carryforwards, tax overpayments, and outstanding refunds. Ameren does not expect to be subject to the 15% minimum tax imposed by the IRA in 2023. Ameren expects annual federal income tax payments, including payments related to the 15% minimum tax pursuant to the IRA, to be immaterial through 2026.
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
Ameren Missouri has an immaterial amount of enriched uranium intended to be utilized later this decade that is sourced from a Russian supplier and could become subject to future sanctions. Ameren Missouri is continuously evaluating its nuclear fuel exposure to Russia, and implementing alternative options that further reduces this exposure risk. Ameren Missouri has inventories and supply contracts from non-Russian suppliers sufficient to meet all of its uranium (concentrate and hexafluoride), conversion, and enrichment requirements at least through the 2026 refueling of the Callaway Energy Center.
ITEM 4. CONTROLS AND PROCEDURES.
(a)Evaluation of Disclosure Controls and Procedures
As of September 30, 2022, evaluations were performed under the supervision and with the participation of management, including the principal executive officer and the principal financial officer of each of the Ameren Companies, of the effectiveness of the design and operation of such registrant’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act). Based on those evaluations, as of September 30, 2022, the principal executive officer and the principal financial officer of each of the Ameren Companies concluded that such disclosure controls and procedures are effective to provide assurance that information required to be disclosed in such registrant’s reports filed or submitted under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms and such information is accumulated and communicated to its management, including its principal executive officer and its principal financial officer, to allow timely decisions regarding required disclosure.
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
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.
Ameren Corporation, Ameren Missouri, and Ameren Illinois did not purchase equity securities reportable under Item 703 of Regulation S-K during the period from July 1, 2022, to September 30, 2022.

ITEM 6. EXHIBITS.
The documents listed below are being filed or have previously been filed on behalf of the Ameren Companies and are incorporated herein by reference from the documents indicated and made a part hereof. Exhibits not identified as previously filed are filed herewith.

Exhibit Designation	Registrant(s)	Nature of Exhibit	Previously Filed as Exhibit to:
Instruments Defining Rights of Security Holders, Including Indentures
4.2	Ameren Ameren Illinois	Supplemental Indenture to the Ameren Illinois Mortgage, dated August 1, 2022, for 3.85% First Mortgage Bonds due 2032	August 29, 2022 Form 8-K, Exhibit 4.2, File No. 1-3672
Rule 13a-14(a) / 15d-14(a) Certifications
31.1	Ameren	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer of Ameren
31.2	Ameren	Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer of Ameren
31.3	Ameren Missouri	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer of Ameren Missouri
31.4	Ameren Missouri	Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer of Ameren Missouri
31.5	Ameren Illinois	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer of Ameren Illinois
31.6	Ameren Illinois	Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer of Ameren Illinois
Section 1350 Certifications
32.1	Ameren	Section 1350 Certification of Principal Executive Officer and Principal Financial Officer of Ameren
32.2	Ameren Missouri	Section 1350 Certification of Principal Executive Officer and Principal Financial Officer of Ameren Missouri
32.3	Ameren Illinois	Section 1350 Certification of Principal Executive Officer and Principal Financial Officer of Ameren Illinois
Interactive Data Files
101.INS	Ameren Companies	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
101.SCH	Ameren Companies	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Ameren Companies	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB	Ameren Companies	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Ameren Companies	Inline XBRL Taxonomy Extension Presentation Linkbase Document
101.DEF	Ameren Companies	Inline XBRL Taxonomy Extension Definition Document
104	Ameren Companies	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)
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
Date: November 4, 2022