Form 10-K
period 2022-12-31
AMEREN CORP; Ameren Illinois Co; UNION ELECTRIC CO
filed 2023-02-22
CIK 1002910, 18654, 100826

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

☒	Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended December 31, 2022
OR

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from to

Commission File Number	Exact name of registrant as specified in its charter; State of Incorporation; Address and Telephone Number	IRS Employer Identification No.

1-14756	Ameren Corporation	43-1723446
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
Indicate by check mark whether each registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

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
Indicate by check mark whether each registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements.

Ameren Corporation	☐
Union Electric Company	☐
Ameren Illinois Company	☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b).

Ameren Corporation	☐
Union Electric Company	☐
Ameren Illinois Company	☐
Indicate by check mark whether each registrant is a shell company (as defined in Rule 12b-2 of the Act).

Ameren Corporation	Yes	☐	No	☒
Union Electric Company	Yes	☐	No	☒
Ameren Illinois Company	Yes	☐	No	☒
As of June 30, 2022, the aggregate market value of Ameren Corporation’s common stock, $0.01 par value, (based upon the closing price of the common stock on the New York Stock Exchange on June 30, 2022) held by nonaffiliates was $23,231,496,514. All of the shares of common stock of the other registrants were held by Ameren Corporation as of June 30, 2022.
The number of shares outstanding of each registrant’s classes of common stock as of January 31, 2023, were as follows:

Registrant	Title of each class of common stock	Shares
Ameren Corporation	Common stock, $0.01 par value per share	262,028,768
Union Electric Company	Common stock, $5 par value per share, held by Ameren Corporation	102,123,834
Ameren Illinois Company	Common stock, no par value, held by Ameren Corporation	25,452,373
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the definitive proxy statement of Ameren Corporation and portions of the definitive information statements of Union Electric Company and Ameren Illinois Company for the 2023 annual meetings of shareholders are incorporated by reference into Part III of this Form 10-K.

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

This report contains “forward-looking” statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended. Forward-looking statements should be read with the cautionary statements and important factors under the heading “Forward-looking Statements.” Forward-looking statements are all statements other than statements of historical fact, including those statements that are identified by the use of the words “anticipates,” “estimates,” “expects,” “intends,” “plans,” “predicts,” “projects,” “targets,” and similar expressions.

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
2020 IRP – Integrated Resource Plan, a long-term nonbinding plan that Ameren Missouri filed with the MoPSC in September 2020.
2022 Change to the 2020 IRP – A change to Ameren’s 2020 IRP filed with the MoPSC in June 2022 reflecting certain modifications to Ameren Missouri’s preferred approach for meeting its customers’ projected long-term energy needs in a cost-effective manner while maintaining system reliability and achieving a targeted goal of net-zero carbon emissions by 2045.
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
Ameren Missouri – Union Electric Company, an Ameren Corporation subsidiary that operates a rate-regulated electric generation, transmission, and distribution business and a rate-regulated natural gas distribution business in Missouri, doing business as Ameren Missouri. Ameren Missouri is a financial reporting segment of Ameren Corporation.
Ameren Services – Ameren Services Company, an Ameren Corporation subsidiary that provides support services, such as accounting, legal, treasury, and asset management services, to Ameren (parent) and its subsidiaries.
Ameren Transmission – An Ameren Corporation financial reporting segment primarily consisting of the aggregated electric transmission businesses of Ameren Illinois and ATXI.
ARO – Asset retirement obligations.
ATM program – At-the-market equity distribution program.
ATXI – Ameren Transmission Company of Illinois, an Ameren Corporation subsidiary that operates a FERC rate-regulated electric transmission business in the MISO.
Baseload – The minimum amount of electric power delivered or required over a given period of time at a steady rate.
Base rate – The service rate charged to customers, which varies by segmentation within customer classes, excludes rates applicable to riders, and is determined by the ratemaking process used to establish the annual revenue requirement applicable to such service.
Btu – British thermal unit, a standard unit for measuring the quantity of heat energy required to raise the temperature of one pound of water by one degree Fahrenheit.
CCR – Coal combustion residuals, which include fly ash, bottom ash, boiler slag, and flue gas desulfurization materials generated from burning coal to generate electricity.
CCR Rule – Coal Combustion Residuals Rule, a rule promulgated by the EPA that established requirements for the disposal of CCR in landfills and surface impoundments, and the operation and closure of such landfills and surface impoundments.
CDP – A not-for-profit entity that administers a global disclosure system related to environmental matters, among other things.
CO2 – Carbon dioxide.
COLI – Company-owned life insurance.
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

EMANI – European Mutual Association for Nuclear Insurance.
EPA – Environmental Protection Agency, a United States government agency.
ERISA – Employee Retirement Income Security Act of 1974, as amended.
ESG – Environmental, social, and governance.
Excess deferred income taxes – Amounts resulting from the revaluation of deferred income taxes subject to regulatory ratemaking, which will be collected from, or refunded to, customers. Deferred income taxes are revalued when federal or state income tax rates change, and the offset to the revaluation of deferred income taxes subject to regulatory ratemaking is recorded to a regulatory asset or liability.
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
FERC – Federal Energy Regulatory Commission, a United States government agency that regulates utility businesses and associated activities of holding and related service companies, including Ameren (parent), Ameren Missouri, Ameren Illinois, ATXI, and Ameren Services.
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
IEIMA – Illinois Energy Infrastructure Modernization Act, an Illinois law that established a performance-based formula process for determining electric distribution service rates. Ameren Illinois established electric distribution rates through 2023 and will reconcile related revenue requirements under this process.
IETL – Illinois Energy Transition Legislation, Illinois legislation enacted in September 2021 that, among other things, gives Ameren Illinois the option to establish new electric distribution rates through either a traditional regulatory rate review, which may be based on a future test year, or an MYRP for a four-year period.
Illinois Credit Agreement – Ameren’s and Ameren Illinois’ $1.2 billion senior unsecured credit agreement, which expires in December 2027, unless extended.
IPA – Illinois Power Agency, a state government agency that has broad authority to assist in the procurement of electric power for residential and small commercial customers.
IRA – The Inflation Reduction Act of 2022, federal legislation enacted in August 2022, which includes various provisions, such as expanded production and investment tax credits for clean energy investments, transferability of certain tax credits to an unrelated party for cash, and a corporate alternative minimum tax on certain entities, among other things.
IRS – Internal Revenue Service, a United States government agency.
Kilowatthour – A measure of electricity consumption equivalent to the use of 1,000 watts of power over one hour.
MATS – Mercury and Air Toxics Standards, an EPA rule that limits emissions of mercury and other air toxics from coal- and oil-fired electric generating units.
MEEIA – A rate-adjustment mechanism allowed under the Missouri Energy Efficiency Investment Act, a Missouri law that allows electric utilities to recover costs and performance incentives, if any, related to MoPSC-approved customer energy-efficiency programs without a traditional regulatory rate review, subject to MoPSC prudence reviews.
MEEIA 2019 – Ameren Missouri’s portfolio of customer energy-efficiency programs, recovery of lost electric margins, and performance incentives for March 2019 through December 2023, pursuant to Missouri law, as approved by the MoPSC in December 2018.
MGP – Manufactured gas plant.
MISO – Midcontinent Independent System Operator, Inc., an RTO.
Missouri Credit Agreement – Ameren’s and Ameren Missouri’s $1.4 billion senior unsecured credit agreement, which expires in December 2027, unless extended.
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
Moody’s – Moody’s Investors Service, Inc., a credit rating agency.
MoOPC – Missouri Office of Public Counsel.
MoPSC – Missouri Public Service Commission, a state agency that regulates Missouri utility businesses, including Ameren Missouri.

MRO – Midwest Reliability Organization, one of the regional electric reliability councils organized for coordinating the planning and operation of the United States’ bulk power supply.
MTM – Mark-to-market.
MW – Megawatt.
MWh – Megawatthour, one thousand kilowatthours.
MW-day – Megawatt-day, a measure of electric generation equivalent to one MW of power generated over one day.
MYRP – Multi-year rate plan, a four-year electric distribution service rate plan allowed to be filed with the ICC under the IETL. Under a multi-year rate plan, the ICC will approve base rates for electric distribution service charged to customers for each calendar year of a four-year period. Ameren Illinois will be allowed to reconcile its actual revenue requirement to the ICC-approved electric distribution service rates on an annual basis, subject to a reconciliation cap with exclusions for certain costs and riders, and adjustments to the ICC-determined ROE for performance incentives and penalties. In January 2023, Ameren Illinois filed an MYRP with the ICC for rates effective beginning in 2024.
Native load – End-use retail customers whom Ameren Missouri or Ameren Illinois is obligated to serve by statute, franchise, contract, or other regulatory requirement.
Natural gas margins – Natural gas revenues less natural gas purchased for resale.
NAV – Net asset value per share.
NEIL – Nuclear Electric Insurance Limited, which includes all of its affiliated companies.
NERC – North American Electric Reliability Corporation.
Net energy costs – Net energy costs, as defined in the FAC, which include fuel, fuel transportation, certain fuel additives, ash disposal costs and revenues, emission allowances, and purchased power costs, net of off-system sales and capacity revenues. Substantially all transmission revenues and charges are excluded from net energy costs. The MoPSC’s March 2020 electric rate order changed the FAC to include certain fuel additives and ash disposal costs and revenues as of April 2020. Pursuant to the MoPSC’s December 2021 electric rate order, effective February 28, 2022, all off-system sales from the High Prairie Renewable and Atchison Renewable energy centers are excluded as those sales are included in the RESRAM. Prior to this change, 95% of these sales were included in the FAC and 5% were included in the RESRAM.
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
PHMSA – Pipeline and Hazardous Materials Safety Administration, a United States government agency.
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
Rate base – The basis on which a rate-regulated utility is permitted to earn a WACC. This basis is the net investment in assets used to provide utility service, which generally consists of in-service property, plant, and equipment, net of accumulated depreciation and accumulated deferred income taxes, inventories, and, depending on jurisdiction, construction work in progress.
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
RFP – Request for proposal.
Rider – A rate-adjustment mechanism that allows for the recovery, or refund, through customer rates of amounts specified by the mechanism without a traditional regulatory rate review.
ROE – Return on common equity.
RTO – Regional transmission organization.
S&P – S&P Global Ratings, a credit rating agency.
SEC – Securities and Exchange Commission, a United States government agency.
SERC – SERC Reliability Corporation, one of the regional electric reliability councils organized for coordinating the planning and operation of the United States’ bulk power supply.
Smart Energy Plan – Ameren Missouri’s plan to upgrade Missouri’s electric grid through at least 2027. Planned upgrades include investments to improve reliability and accommodate more renewable energy.
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
VBA – Volume balancing adjustment, a rate-adjustment mechanism for Ameren Illinois’ natural gas business that decouples natural gas revenues from actual sales volumes and allows Ameren Illinois to adjust customer rates without a traditional regulatory rate review, subject to ICC prudence reviews. The rider ensures that Ameren Illinois’ natural gas revenues are not affected by changes in sales volumes, including those resulting from deviations from normal weather conditions, for residential and small nonresidential customers.
WACC – Weighted-average cost of capital, which is the weighted-average cost of debt and equity, as allowed by the applicable regulator.
WNAR – Weather normalization adjustment rider, a rate-adjustment mechanism that allows Ameren Missouri to adjust natural gas delivery service rates charged to residential customers without a traditional regulatory rate review, subject to MoPSC prudence reviews, when deviations from normal weather conditions cause natural gas revenues to vary from the related revenue requirement approved by the MoPSC in the previous regulatory rate review. This rate-adjustment mechanism became effective on February 28, 2022, replacing a rate-adjustment mechanism that had decoupled natural gas revenues from actual sales.
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

FORWARD-LOOKING STATEMENTS
Statements in this report not based on historical facts are considered “forward-looking” and, accordingly, involve risks and uncertainties that could cause actual results to differ materially from those discussed. Although such forward-looking statements have been made in good faith and are based on reasonable assumptions, there is no assurance that the expected results will be achieved. These statements include (without limitation) statements as to future expectations, beliefs, plans, projections, strategies, targets, estimates, objectives, events, conditions, and financial performance. In connection with the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995, we are providing this cautionary statement to identify important factors that could cause actual results to differ materially from those anticipated. The following factors, in addition to those discussed within Risk Factors under Part I, Item 1A, of this report, and elsewhere in this report and in our other filings with the SEC, could cause actual results to differ materially from management expectations suggested in such forward-looking statements:
•regulatory, judicial, or legislative actions, and any changes in regulatory policies and ratemaking determinations, that may change regulatory recovery mechanisms, such as those that may result from the impact of a final ruling to be issued by the United States District Court for the Eastern District of Missouri regarding its September 2019 remedy order for the Rush Island Energy Center, the MoPSC staff review of the planned Rush Island Energy Center retirement, Ameren Missouri’s electric regulatory rate review filed in August 2022 with the MoPSC, Ameren Illinois’ MYRP electric distribution service regulatory rate review filed in January 2023 with the ICC, Ameren

Illinois’ natural gas regulatory rate review filed in January 2023 with the ICC, and the August 2022 United States Court of Appeals for the District of Columbia Circuit ruling that vacated FERC’s MISO ROE-determining orders and remanded the proceedings to the FERC;
•our ability to control costs and make substantial investments in our businesses, including our ability to recover costs and investments, and to earn our allowed ROEs, within frameworks established by our regulators, while maintaining affordability of our services for our customers;
•the effect of Ameren Illinois’ use of the performance-based formula ratemaking framework for its electric distribution service under the IEIMA, which established and allows for a reconciliation of electric distribution service rates through 2023, its participation in electric energy-efficiency programs, and the related impact of the direct relationship between Ameren Illinois’ ROE and the 30-year United States Treasury bond yields;
•the effect and duration of Ameren Illinois’ election to utilize MYRPs for electric distribution service ratemaking effective for rates beginning in 2024, including the effect of the reconciliation cap on electric distribution revenue requirement;
•the effect on Ameren Missouri of any customer rate caps or limitations on increasing the electric service revenue requirement pursuant to Ameren Missouri’s election to use the PISA;
•Ameren Missouri’s ability to construct and/or acquire wind, solar, and other renewable energy generation facilities and battery storage, as well as natural gas-fired combined cycle energy centers, retire fossil fuel-fired energy centers, and implement new or existing customer energy-efficiency programs, including any such construction, acquisition, retirement, or implementation in connection with its Smart Energy Plan, integrated resource plan, or emissions reduction goals, and to recover its cost of investment, a related return, and, in the case of customer energy-efficiency programs, any lost margins in a timely manner, each of which is affected by the ability to obtain all necessary regulatory and project approvals, including certificates of convenience and necessity from the MoPSC or any other required approvals for the addition of renewable resources;
•Ameren Missouri’s ability to use or transfer federal production and investment tax credits related to renewable energy projects; the cost of wind, solar, and other renewable generation and storage technologies; and our ability to obtain timely interconnection agreements with the MISO or other RTOs at an acceptable cost for each facility;
•the success of competitive bids related to requests for proposals associated with the MISO’s long-range transmission planning;
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
•advancements in energy technologies, including carbon capture, utilization, and sequestration, hydrogen fuel for electric production and energy storage, next generation nuclear, and large-scale long-cycle battery energy storage, and the impact of federal and state energy and economic policies with respect to those technologies;
•the effects of changes in federal, state, or local laws and other governmental actions, including monetary, fiscal, foreign trade, and energy policies;
•the effects of changes in federal, state, or local tax laws or rates, including the effects of the IRA and the 15% minimum tax on adjusted financial statement income, as well as additional regulations, interpretations, amendments, or technical corrections to or in connection with the IRA, and challenges to the tax positions taken by the Ameren Companies, if any, as well as resulting effects on customer rates and the recoverability of the minimum tax imposed under the IRA;
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
•the cost and availability of transmission capacity for the energy generated by Ameren Missouri’s energy centers or required to satisfy our energy sales;
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
•acts of sabotage, which have increased in frequency and severity within the utility industry, war, terrorism, or other intentionally disruptive acts;
•business, economic, and capital market conditions, including the impact of such conditions on interest rates, inflation, and investments;

•the impact of inflation or a recession on our customers and the related impact on our results of operations, financial position, and liquidity;
•disruptions of the capital markets, deterioration in credit metrics of the Ameren Companies, or other events that may have an adverse effect on the cost or availability of capital, including short-term credit and liquidity, and our ability to access the capital markets on reasonable terms when needed;
•the actions of credit rating agencies and the effects of such actions;
•the impact of weather conditions and other natural phenomena on us and our customers, including the impact of system outages and the level of wind and solar resources;
•the construction, installation, performance, and cost recovery of generation, transmission, and distribution assets;
•the ability to maintain system reliability during the transition to clean energy generation by Ameren Missouri and the electric utility industry as well as Ameren Missouri’s ability to meet generation capacity obligations;
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
•the impact of current environmental laws and new, more stringent, or changing requirements, including those related to NSR, and CO2, other emissions and discharges, Illinois emission standards, cooling water intake structures, CCR, energy efficiency, and wildlife protection, that could limit or terminate the operation of certain of Ameren Missouri’s energy centers, increase our operating costs or investment requirements, result in an impairment of our assets, cause us to sell our assets, reduce our customers’ demand for electricity or natural gas, or otherwise have a negative financial effect;
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
•the impact of negative opinions of us or our utility services that our customers, investors, legislators, regulators, creditors, or other stakeholders may have or develop, which could result from a variety of factors, including failures in system reliability, failure to implement our investment plans or to protect sensitive customer information, increases in rates, negative media coverage, or concerns about ESG practices;
•the impact of adopting new accounting guidance;
•the effects of strategic initiatives, including mergers, acquisitions, and divestitures;
•legal and administrative proceedings;
•the length and severity of the COVID-19 pandemic, and its impacts on our results of operations, financial position, and liquidity; and
•the impacts of the Russian invasion of Ukraine, related sanctions imposed by the U.S. and other governments, and any broadening of the conflict, including potential impacts on the cost and availability of fuel, natural gas, enriched uranium, and other commodities, materials, and services, the inability of our counterparties to perform their obligations, disruptions in the capital and credit markets, and other impacts on business, economic, and geopolitical conditions, including inflation.
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

Decisions by these entities are influenced by many factors, including the cost of providing service, the prudency of expenditures, the quality of service, regulatory staff knowledge and experience, customer intervention, and economic conditions, as well as social and political views. Decisions made by these governmental entities regarding customer rates are largely outside of our control. These decisions, as well as the regulatory lag involved in the process of obtaining approval for new customer rates, could have a material adverse effect on the results of operations, financial position, and liquidity of the Ameren Companies. The extent of the regulatory lag varies for each of Ameren’s electric and natural gas jurisdictions, with the Ameren Transmission and Ameren Illinois Electric Distribution businesses experiencing the least amount of regulatory lag. Depending on the jurisdiction, the effects of regulatory lag are mitigated by various means, including annual revenue requirement reconciliations, the decoupling of revenues from sales volumes to ensure revenues approved in a regulatory rate review are not affected by changes in sales volumes, the recovery of certain capital investments between traditional regulatory rate reviews, the level and timing of expenditures, the use of future test years to establish customer rates, and the use of trackers and riders.
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
The following table summarizes the key terms of the rate orders in effect for customer billings for each of Ameren’s rate-regulated utilities as of January 1, 2023, except as noted:

	Rate Regulator	Effective Rate Order Issued In	Allowed ROE	Percent of Common Equity	Rate Base (in billions)	Portion of Ameren’s 2022 Operating Revenues(a)
Ameren Missouri
Electric service(b)	MoPSC	December 2021(c)	(c)	(c)	$10.2(d)	48%
Natural gas delivery service	MoPSC	December 2021(e)	(e)	(e)	$0.3	3%
Ameren Illinois
Electric distribution delivery service(f)	ICC	December 2022	7.85%	50.00%	$3.9	28%
Natural gas delivery service(g)	ICC	January 2021	9.67%	52.00%	$2.1	15%
Electric transmission service(h)	FERC	(h)	10.52%	54.48%	$3.4	4%
ATXI
Electric transmission service(h)	FERC	(h)	10.52%	60.16%	$1.3	2%
(a)Includes pass-through costs recovered from customers, such as purchased power for electric distribution delivery service and natural gas purchased for resale for natural gas delivery service, and intercompany eliminations.
(b)Ameren Missouri’s electric generation, transmission, and delivery service rates are bundled together and charged to retail customers under a combined electric service rate. Because the bundled rates charged to MoPSC retail customers include the revenue requirement associated with Ameren Missouri's FERC-regulated transmission services, the table above does not separately reflect a FERC-authorized rate base or allowed ROE.
(c)This rate order did not specify an ROE, but specified that Ameren Missouri’s September 30, 2021 capital structure, which was composed of 51.97% common equity, is to be used in the PISA and RESRAM. As a result of this order, new rates became effective in February 2022.
(d)Excludes PISA and RESRAM deferrals for investments after September 30, 2021. Deferrals after September 30, 2021, through December 31, 2022, will be included in Ameren Missouri’s requested rate base in the 2022 electric service regulatory rate review.
(e)This rate order did not specify an ROE or a capital structure. As a result of this order, new rates became effective in February 2022.
(f)Ameren Illinois electric distribution delivery service rates are updated annually and become effective each January. This rate order was based on 2021 actual costs, expected net plant additions for 2022, and the annual average of the monthly yields during 2021 of the 30-year United States Treasury bonds plus 580 basis points, which was 2.05%. Ameren Illinois’ 2023 electric distribution delivery service revenues will be based on its 2023 actual recoverable costs, rate base, common equity percentage, and an allowed ROE, as calculated under the IEIMA’s performance-based formula ratemaking framework.
(g)This rate order was based on a 2021 future test year, and new rates became effective in January 2021.
(h)Transmission rates are updated annually and become effective each January. They are determined by a company-specific, forward-looking formula ratemaking framework based on each year’s forecasted information. The 10.52% return, which includes a 50 basis points incentive adder for participation in an RTO, is based on the FERC’s May 2020 order. For additional information regarding this order and an August 2022 ruling by the United States Court of Appeals for the District of Columbia Circuit related to a review of the May 2020 order, see Note 2 – Rate and Regulatory Matters under Part II, Item 8, of this report.
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

Ameren Missouri, Ameren Illinois, and ATXI are also subject to mandatory reliability standards, including cybersecurity standards adopted by the FERC, to ensure the reliability of the bulk electric power system. These standards are developed and enforced by the NERC, pursuant to authority delegated to it by the FERC. Ameren Missouri, Ameren Illinois, and ATXI are members of the SERC. The SERC is one of six regional entities and represents all or portions of 16 central and southeastern states under authority from the NERC for the purpose of implementing and enforcing reliability standards approved by the FERC. Ameren Missouri is also a member of the MRO, which is also one of the six regional entities and represents all or portions of 16 central, southern, and midwestern states, as well as two Canadian provinces, under authority from the NERC. The regional entities of the NERC work to safeguard the reliability of the bulk power systems throughout North America. If any of Ameren Missouri, Ameren Illinois, or ATXI is found not to be in compliance with these mandatory reliability standards, it could incur substantial monetary penalties and other sanctions.
Under the Public Utility Holding Company Act of 2005, the FERC and the state public utility regulatory agencies in each state Ameren and its subsidiaries operate in may access books and records of Ameren and its subsidiaries that are found to be relevant to costs incurred by Ameren’s rate-regulated subsidiaries that may affect jurisdictional rates. The act also permits the MoPSC and the ICC to request that the FERC review cost allocations by Ameren Services to other Ameren subsidiaries.
Operation of Ameren Missouri’s Callaway Energy Center is subject to regulation by the NRC. The license for the Callaway Energy Center expires in 2044. Ameren Missouri’s hydroelectric Osage Energy Center and pumped-storage hydroelectric Taum Sauk Energy Center, as licensed projects under the Federal Power Act, are subject to FERC regulations affecting, among other aspects, the general operation and maintenance of the projects. The licenses for the Osage Energy Center and the Taum Sauk Energy Center expire in 2047 and 2044, respectively. Ameren Missouri’s Keokuk Energy Center and its dam on the Mississippi River between Hamilton, Illinois, and Keokuk, Iowa, are operated under authority granted by an Act of Congress in 1905.
For additional information on regulatory matters, see Note 2 – Rate and Regulatory Matters, Note 9 – Callaway Energy Center, and Note 14 – Commitments and Contingencies under Part II, Item 8, of this report.
Environmental Matters
Our electric generation, transmission, and distribution and natural gas distribution and storage operations must comply with a variety of statutes and regulations relating to the protection of the environment and human health and safety. These environmental statutes and regulations are comprehensive and include the storage, handling, and disposal of waste materials and hazardous substances, emergency planning and response requirements, limitations and standards applicable to discharges from our facilities into the air or water that are enforced through permitting requirements, and wildlife protection laws, including those related to endangered species. Federal and state authorities continually revise these regulations and adopt new regulations, which may impact our planning process and the ultimate implementation of these or other new or revised regulations.
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
TRANSMISSION
Ameren owns an integrated transmission system that is composed of the transmission assets of Ameren Missouri, Ameren Illinois, and ATXI. Ameren also operates two MISO balancing authority areas: AMMO and AMIL. The AMMO balancing authority area includes the load and most energy centers of Ameren Missouri, and had a peak demand of 7,584 MWs in 2022. The AMIL balancing authority area includes the load of Ameren Illinois and certain natural gas-fired energy centers of Ameren Missouri, and had a peak demand of 8,510 MWs in 2022. The Ameren transmission system directly connects with 15 other balancing authority areas for the exchange of electric energy.
Ameren Missouri, Ameren Illinois, and ATXI are transmission-owning members of the MISO. Ameren Missouri is authorized by the MoPSC to participate in the MISO for an indefinite term, subject to the MoPSC’s authority to require future proceedings if an event or circumstance occurs that significantly affects Ameren Missouri’s position in the MISO. Ameren Illinois’ election to participate in the MISO is subject to the ICC’s oversight. In July 2022, the ICC issued an order requiring Ameren Illinois to perform a cost-benefit study of continued participation in the MISO compared to participation in PJM Interconnection LLC, another RTO, and file the study by July 2023. For additional information regarding the July 2022 ICC order, see Note 2 – Rate and Regulatory Matters under Part II, Item 8, of this report.

SUPPLY OF ELECTRIC POWER
Capacity
Ameren Missouri sells nearly all of its capacity to the MISO and purchases the capacity it needs to supply its native load sales from the MISO. In the April 2022 MISO capacity auction, Ameren Missouri’s generation resources exceeded its native load capacity requirements. Ameren Illinois purchases capacity from the MISO and through bilateral contracts resulting from IPA procurement events. In August 2022, the FERC issued an order approving changes to the annual MISO capacity auction. Historically, the auctions were designed to cover annual peak demand plus a target reserve margin. Beginning with the April 2023 auction for the June 2023 to May 2024 planning year, auctions will include four seasonal load forecasts and available capacity levels and will be designed to cover each season’s peak demand plus a target reserve margin. The seasonal auction structure will help to address variability in resources as the MISO begins to rely more heavily on renewable generation.
Ameren Missouri
Ameren Missouri’s electric supply is primarily generated from its energy centers. Factors that could cause Ameren Missouri to purchase power include, among other things, energy center outages, the fulfillment of renewable energy requirements, extreme weather conditions, the availability of power at a cost lower than its generation cost, and the lack of sufficient owned generation availability.
Ameren Missouri files a long-term nonbinding integrated resource plan with the MoPSC every three years. The most recent integrated resource plan was filed in September 2020 and changed in June 2022 to include certain modifications to Ameren Missouri’s preferred approach for meeting customers’ projected long-term energy needs in a cost-effective manner while maintaining system reliability and customer affordability. The preferred approach includes, among other things, the following:
•the continued implementation of customer energy-efficiency programs;
•expanding renewable sources by adding 2,800 MWs of renewable generation by 2030 and a total of 4,700 MWs of renewable generation by 2040, representing investment opportunities of $7.5 billion, inclusive of the 350 MWs of solar generation projects discussed in Note 2 – Rates and Regulatory Matters under Part II, Item 8, of this report;
•adding 800 MWs of battery storage by 2040, representing investment opportunities of $650 million;
•adding 1,200 MWs of natural gas-fired combined cycle generation by 2031, representing an investment opportunity of $1.7 billion, with plans to switch to hydrogen fuel and/or blend hydrogen fuel with natural gas and install carbon capture technology if these technologies become commercially available at a reasonable cost;
•adding 1,200 MWs of additional clean dispatchable generation by 2043;
•the expectation that Ameren Missouri will seek and receive NRC approval for an extension of the operating license for the Callaway Energy Center beyond its current 2044 expiration date;
•extending the retirement date of the coal-fired Sioux Energy Center from 2028 to 2030 to ensure reliability during the transition to clean energy generation, which is subject to the approval of a change in the asset’s depreciable life by the MoPSC in Ameren Missouri’s 2022 electric service regulatory rate review;
•accelerating the retirement date of the Rush Island coal-fired energy center to 2025;
•retiring the remaining coal-fired energy centers as they reach the end of their useful lives;
•accelerating the retirement date of the Venice natural gas-fired energy center to 2029; and
•retiring Ameren Missouri’s other natural gas-fired energy centers in Illinois by 2040.
The addition of renewable and natural gas-fired combined cycle generation facilities is subject to obtaining necessary project approvals, including FERC approval and the issuance of a certificate of convenience and necessity by the MoPSC, as applicable. Ameren Missouri would be adversely affected if the MoPSC does not allow recovery of the remaining investment and decommissioning costs associated with the retirement of an energy center, as well as the ability to earn a return on that remaining investment and those decommissioning costs. In connection with the planned accelerated retirement of the Rush Island Energy Center, Ameren Missouri expects to seek approval from the MoPSC to finance the costs associated with the retirement, including the remaining unrecovered net plant balance associated with the facility, through the issuance of securitized utility tariff bonds pursuant to the Missouri securitization statute. The next integrated resource plan is expected to be filed in September 2023.
Ameren Missouri continues to evaluate its longer-term needs for new generating capacity. The need for investment in new sources of energy is dependent on several key factors, including continuation of and customer participation in energy-efficiency programs, the amount of distributed generation from customers, load growth, technological advancements, costs of generation alternatives, environmental regulation of coal-fired and natural gas-fired power plants, and state renewable energy requirements, which could lead to the retirement of current baseload assets before the end of their current useful lives or alterations in the way those assets operate, which could result in increased capital expenditures and/or increased operations and maintenance expenses. Because of the significant time required to plan, acquire permits for, and build a baseload energy center, Ameren Missouri continues to study alternatives and to take steps to preserve options to meet future demand. Steps include evaluating the potential for further diversification of Ameren Missouri’s generation portfolio through renewable energy generation, including wind and solar generation, natural gas-fired combined cycle generation, including the potential to switch to hydrogen fuel and/or blend hydrogen fuel with natural gas and install carbon capture technology, extending the operating license for the Callaway Energy Center, additional customer energy-efficiency and demand response programs, distributed energy resources, and energy storage.
Missouri law requires Ameren Missouri to offer solar rebates and net metering to certain customers that install renewable generation at their premises. The difference between the cost of the rebates and the amount set in base rates are deferred as a regulatory asset or liability under the RESRAM, and earn carrying costs at short-term interest rates. Customers that elect to enroll in net metering are allowed to net their generation against their usage within each billing month.
Ameren Illinois
In Illinois, while electric transmission and distribution service rates are regulated, power supply prices are not. Although electric customers are allowed to purchase power from an alternative retail electric supplier, Ameren Illinois is required to be the provider of last resort for its electric distribution customers. In 2022, 2021, and 2020, Ameren Illinois procured power on behalf of its customers for 28%, 23%, and 23%, respectively, of its total kilowatthour sales. Power purchased by Ameren Illinois for its electric distribution customers who do not elect to purchase their power from an alternative retail electric supplier comes either through procurement processes conducted by the IPA or through markets operated by the MISO. The IPA administers an RFP process through which Ameren Illinois procures its expected supply. The purchased power and related procurement costs incurred by Ameren Illinois are passed directly to its electric distribution customers through a cost recovery mechanism. Transmission costs are charged to customers who purchase electricity from Ameren Illinois and to alternative retail electric suppliers through a cost recovery mechanism. The purchased power, power procurement, and transmission costs are reflected in Ameren Illinois Electric Distribution’s results of operations, but do not affect Ameren Illinois Electric Distribution’s earnings because these costs are offset by corresponding revenues. Ameren Illinois charges distribution service rates to electric distribution customers who purchase electricity, regardless of supplier, which does affect Ameren Illinois Electric Distribution’s earnings.
Pursuant to the IETL, Ameren Illinois is required to file a multi-year integrated grid plan with the ICC every four years. In January 2023, Ameren Illinois filed its first multi-year integrated grid plan for the years 2023 to 2027. The plan outlines how Ameren Illinois expects to operate and invest in electric distribution infrastructure in order to support grid modernization, clean energy, energy efficiency, and the state of Illinois’ renewable energy, equity, climate, electrification, and environmental goals, while providing safe, secure, reliable, and resilient electric distribution service to customers. Ameren Illinois’ next multi-year integrated grid plan is required by mid-January 2026.
Illinois law requires Ameren Illinois to offer rebates and net metering to certain customers that install renewable generation or paired energy storage systems at their premises. The cost of the rebates are deferred as a regulatory asset, which earn a return at the applicable WACC. Customers that elect to receive a generation rebate and are enrolled in net metering are allowed to net their supply service charges, but not their distribution service charges. Effective January 2023, customers that elect to receive energy storage rebates and have not received generation rebates are allowed to net their supply and distribution service charges. By law, Ameren Illinois’ electric distribution revenues are decoupled from sales volumes, which ensures that the electric distribution revenues authorized in a regulatory rate review are not affected by changes in sales volumes.
POWER GENERATION
Ameren Missouri owns energy centers that rely on a diverse fuel portfolio, including coal, nuclear, and natural gas, as well as renewable sources of generation, which include hydroelectric, wind, methane gas, and solar. All of Ameren Missouri’s coal-fired energy centers were constructed prior to 1978. The Callaway Energy Center began operation in 1984 and is licensed to operate until 2044. As of December 31, 2022, Ameren Missouri’s coal-fired energy centers represented 9% and 17% of Ameren’s and Ameren Missouri’s rate base, respectively. The Meramec Energy Center was retired at the end of its useful life in December 2022. Also in December 2022, Ameren Illinois placed a solar generation facility in service, which is one of two pilot solar projects Ameren Illinois is allowed to invest in under the IETL. See Item 2 – Properties under Part I of this report for information regarding our energy centers.
Coal
Ameren Missouri has an ongoing need for coal as fuel for generation, and pursues a price-hedging strategy consistent with this requirement. Ameren Missouri has agreements in place to purchase and transport coal to its energy centers. While Ameren Missouri has minimum purchase obligations associated with these agreements, the majority of these agreements are not associated with any specific coal-fired energy center. Ameren Missouri burned approximately 14.5 million tons of coal in 2022. For information regarding the percentages of Ameren Missouri’s projected required supply of coal and coal transportation that are price-hedged through 2027, see Commodity Price Risk under Part II, Item 7A, of this report.
About 97% of Ameren Missouri’s coal is purchased from the Powder River Basin in Wyoming, which has a limited number of suppliers. The remaining coal is typically purchased from the Illinois Basin. Targeted coal inventory levels may be adjusted because of generation levels or uncertainties of supply due to potential work stoppages, delays in coal deliveries, equipment breakdowns, and other factors. Deliveries from the Powder River Basin have occasionally been restricted because of rail congestion, staffing and equipment issues, infrastructure maintenance, derailments, weather, and supplier financial hardship. Coal suppliers in the Powder River Basin are experiencing financial hardship because of a decrease in demand resulting from increased natural gas use and renewable energy generation, and the impact of environmental regulations and concerns related to coal-fired generation. These financial hardships have resulted in bankruptcy filings by certain coal suppliers in recent years. As of December 31, 2022, coal inventories at the Labadie and Sioux energy centers were below targeted levels due to transportation delays in 2022. Delays and disruptions in coal deliveries could cause Ameren Missouri to pursue a strategy that could include reducing off-system sales of power during low-margin periods, buying higher-cost fuels to generate required electricity, and purchasing power from other sources.
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
The Callaway Energy Center requires refueling at 18-month intervals. The last refueling was completed in May 2022. The next refueling is scheduled for the fall of 2023. Ameren Missouri has inventories and supply contracts sufficient to meet all of its uranium (concentrate and hexafluoride), conversion, enrichment, and fabrication requirements at least through the 2026 refueling.
RENEWABLE ENERGY AND ZERO EMISSION STANDARDS
Missouri and Illinois laws require electric utilities to include renewable energy resources in their portfolios. Ameren Missouri and Ameren Illinois satisfied their renewable energy portfolio requirements in 2022.
Ameren Missouri
In Missouri, utilities are required to purchase or generate electricity equal to at least 15% of native load sales from renewable energy sources, with at least 2% of the requirement derived from solar energy. The requirement is subject to an average 1% annual increase on customer rates over any 10-year period. For renewable generation facilities located in Missouri, 125% of the electricity generated counts towards meeting the requirement. Ameren Missouri expects to satisfy the nonsolar requirement in 2023 with its High Prairie Renewable, Atchison Renewable, Keokuk, and Maryland Heights energy centers, a 102-MW power purchase agreement with a wind farm operator, and immaterial renewable energy credit purchases in the market. The High Prairie Renewable and Atchison Renewable energy centers are wind generation facilities. The Keokuk Energy Center generates electricity using a hydroelectric dam located on the Mississippi River. The Maryland Heights Energy Center generates electricity by burning methane gas collected from a landfill. Ameren Missouri is meeting the solar energy requirement by purchasing solar-generated renewable energy credits from customer-installed systems and by generating energy at its solar facilities.
Ameren Illinois
In accordance with Illinois law, Ameren Illinois is required to collect funds from all electric distribution customers to fund IPA procurement events for renewable energy credits. The amount set by law and required to be collected from customers by Ameren Illinois is capped at $4.58 per MWh. The IPA establishes its long-term renewable resources procurement plans in a filing made every two years. In July 2022, the ICC approved the IPA’s latest long-term renewable resources procurement plan. Based on IPA procurement events that align with the IPA’s plan, Ameren Illinois has contractual commitments of approximately 0.7 million wind renewable energy credits per year and approximately 1.7 million solar renewable energy credits per year. Ameren Illinois has also entered into contracts, ending in 2032, to purchase approximately 0.6 million wind renewable energy credits per year. Pursuant to the IETL, if funds collected from customers are not used to procure renewable energy credits, they would be refunded to customers pursuant to a reconciliation proceeding, the first of which is expected to be initiated after August 2023. Based on amounts collected from customers and renewable energy credit purchases under contract, Ameren Illinois does not expect the first reconciliation proceeding to result in refunds to customers. The IPA is expected to file its next long-term renewable resources procurement plan in 2023, which, once approved by the ICC, will establish the 2023 and 2024 renewable energy credit procurement targets.

Illinois law also required Ameren Illinois to enter into contracts for zero emission credits in an amount equal to approximately 16% of the actual amount of electricity delivered to retail customers during calendar year 2014, pursuant to Illinois’ zero emission standard. As a result of a 2018 IPA procurement event, which was approved by the ICC, Ameren Illinois entered into agreements to acquire zero emission credits through May 2027. Annual zero emission credit commitment amounts will be published by the IPA each May prior to the start of the subsequent planning year. Both renewable energy credits and zero emission credits have cost recovery mechanisms, which allow Ameren Illinois to collect from, or refund to, customers differences between actual costs incurred from the resulting contracts and the amounts collected from customers.
CUSTOMER ENERGY-EFFICIENCY PROGRAMS
Ameren Missouri and Ameren Illinois have implemented energy-efficiency programs to educate their customers and to help them become more efficient energy consumers. These programs provide incentives to customers for installing newer, more efficient technology, and for using energy in a more conservation-minded manner. As a component of the energy-efficiency programs, Ameren Missouri and Ameren Illinois have invested in electric smart meters to provide customers more visibility to their energy consumption and facilitate more efficient use of energy. As of December 31, 2022, smart meters have been installed for 61% of Ameren Missouri’s electric customers. Ameren Illinois has completed its transition to smart meters, which have been installed for nearly all its electric and natural gas customers.
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
In 2018, the MoPSC issued an order approving Ameren Missouri’s MEEIA 2019 plan. The plan includes a portfolio of customer energy-efficiency and demand response programs through December 2023. Ameren Missouri intends to invest approximately $350 million over the life of the plan, including $75 million in 2023. In addition, the plan includes a performance incentive that provides Ameren Missouri an opportunity to earn additional revenues by achieving certain customer energy-efficiency goals. If the target spending goals are achieved for 2023, additional revenues of $13 million would be recognized in 2023. Through 2022, Ameren Missouri has invested approximately $270 million in MEEIA 2019 customer energy-efficiency programs. Additionally, as part of its Smart Energy Plan, Ameren Missouri has invested $270 million in smart meters since 2019.
The MEEIA 2019 plan includes the continued use of the MEEIA rider. The MEEIA rider allows Ameren Missouri to collect from, or refund to, customers any difference between actual program costs, lost electric margins, and any performance incentive and the amounts collected from customers, without a traditional regulatory rate review, subject to MoPSC prudence reviews, until lower volumes resulting from the MEEIA programs are reflected in base rates. Customer rates, based upon both forecasted program costs and lost electric margins and collected via the MEEIA rider, are reconciled annually to actual results.
Ameren Illinois
State law requires Ameren Illinois to offer customer energy-efficiency programs, and imposes electric energy-efficiency savings goals and a maximum annual amount of investment in electric energy-efficiency programs, which is approximately $120 million annually through 2029 and may increase by up to approximately $30 million from 2026 to 2029 depending on the election of certain customers to participate in the programs. Every four years, Ameren Illinois is required to file a four-year electric energy-efficiency plan with the ICC. In June 2022, the ICC issued an order approving Ameren Illinois’ electric and natural gas energy-efficiency plans for 2022 through 2025, as well as regulatory recovery mechanisms. The order authorized electric and natural gas energy-efficiency program expenditures of $476 million and $66 million, respectively, over the four-year period.
Illinois law allows Ameren Illinois to earn a return on its electric energy-efficiency program investments. Ameren Illinois’ electric energy-efficiency investments are deferred as a regulatory asset and earn a return at the applicable WACC, with the ROE based on the annual average of the monthly yields of the 30-year United States Treasury bonds plus 580 basis points. The allowed ROE on electric energy-efficiency investments can be increased or decreased by up to 200 basis points, depending on the achievement of annual energy savings goals. While the ICC approves Ameren Illinois’ four-year electric energy-efficiency plans, the ICC has the ability to reduce the amount of approved electric energy-efficiency savings goals in future plan program years if there are insufficient cost-effective programs available, which could reduce the investments in electric energy-efficiency programs. The electric energy-efficiency program investments and the return on those investments are collected from customers through a rider and are not included in the electric distribution service performance-based formula ratemaking framework. Ameren Illinois’ natural gas energy-efficiency program costs are recovered through a rider.

NATURAL GAS SUPPLY FOR DISTRIBUTION
Ameren Missouri and Ameren Illinois are responsible for the purchase and delivery of natural gas to their customers. Ameren Missouri and Ameren Illinois each develop and manage a portfolio of natural gas supply resources. These resources include firm natural gas supply agreements with producers, firm interstate and intrastate transportation capacity, firm no-notice storage capacity leased from interstate pipelines, and on-system storage facilities to maintain natural gas deliveries to customers throughout the year and especially during peak demand periods. Ameren Missouri and Ameren Illinois primarily use Panhandle Eastern Pipe Line Company, Trunkline Gas Company, Natural Gas Pipeline Company of America, Mississippi River Transmission Corporation, Northern Border Pipeline Company, and Texas Eastern Transmission Corporation interstate pipeline systems to transport natural gas to their systems. In addition to transactions requiring physical delivery, certain financial instruments, including those entered into in the New York Mercantile Exchange futures market and in the over-the-counter financial markets, are used to hedge the price paid for natural gas. Natural gas supply costs are passed on to customers of Ameren Missouri and Ameren Illinois under PGA clauses, subject to prudence reviews by the MoPSC and the ICC. For information regarding the percentage of Ameren Missouri’s and Ameren Illinois’ projected remaining natural gas supply requirements that are price-hedged through 2027, see Commodity Price Risk under Part II, Item 7A, of this report.
For additional information on our fuel, purchased power, and natural gas for distribution supply, see Results of Operations and Liquidity and Capital Resources in Management’s Discussion and Analysis of Financial Condition and Results of Operations under Part II, Item 7, and Commodity Price Risk under Part II, Item 7A, of this report. Also see Note 1 – Summary of Significant Accounting Policies, Note 7 – Derivative Financial Instruments, Note 13 – Related-party Transactions, Note 14 – Commitments and Contingencies, and Note 15 – Supplemental Information under Part II, Item 8, of this report.
HUMAN CAPITAL MANAGEMENT
The execution of Ameren’s core strategy to invest in rate-regulated energy infrastructure, enhance regulatory frameworks and advocate for responsible policies, and optimize operating performance to capitalize on opportunities to benefit our customers, our shareholders, and the environment is driven by the capabilities and engagement of our workforce. Ameren’s workforce strategy is designed to promote a skilled and diverse workforce that is prepared to deliver on Ameren’s mission (To Power the Quality of Life) and vision (Leading the Way to a Sustainable Energy Future), both today and in the future. Our workforce strategy is anchored in four key pillars: Culture, Leadership, Talent, and Rewards, which are discussed further below. Foundational to our workforce strategy are our core values of:

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
Culture
We strive to cultivate a values-based and continuous improvement culture that enables the sustainable execution of our core strategy and reflects the following characteristics:

•We Care about our customers, our communities, and each other •We Serve with Passion	•We Deliver for our customers and stakeholders, today and tomorrow •We Win Together as a result of our teamwork and collaboration
We design our human capital management practices and policies to reinforce our core values, shape our culture, and drive employee engagement. In doing so, we strive to align our employees to our mission and vision, improve safety, enhance innovation, increase productivity, attract and retain top talent, and recognize employee contributions, among other things. We assess employee engagement through a variety of channels. As a part of our assessment, we conduct confidential employee engagement surveys at least annually to identify areas of strength and opportunities for improvement in our employees’ experience, and take actions aimed at increasing employee engagement. We also capitalized on opportunities presented by the COVID-19 pandemic and implemented work-from-home policies, advanced the digital enablement of our workforce, and enhanced our facilities and workforce policies and practices to increase collaboration and productivity.

As a part of our culture, every employee is expected to challenge any unsafe act, complete each workday safely, and provide feedback on safety and security matters. In addition to comprehensive safety and security standards, and mandatory health, safety, and security training programs for applicable employees, we promote programs designed to encourage employees to provide feedback on practices or actions that could harm employees, customers, or the Ameren Companies, including perceived issues related to safety, security (both physical and cyber), ethics and compliance violations, or acts of discrimination.
We seek to foster diversity, equity, and inclusion across our organization. We contribute to community-based organizations, hold diversity, equity, and inclusion leadership summits for employees and community leaders, and offer various training programs. We also offer a program to provide paid-time off for employees who engage in volunteer or learning opportunities with organizations that support diversity, equity, and inclusion. We also have employee resource groups, which bring together groups of employees who share common interests or backgrounds. Within these groups, employees collaborate to address concerns and provide training and development opportunities related to challenges or barriers, and offer support for each other, among other things.
Leadership
Ameren’s leaders play a critical role in setting and executing Ameren’s strategic initiatives, modeling our values and culture, and engaging and enabling the workforce. As such, we seek to develop a strong, diverse leadership team. Management engages in an extensive succession planning process annually, which includes the involvement of Ameren’s board of directors. We develop our leaders both individually, through job rotations, work experiences, and leadership development programs, and as a team, through collaborative learning and mentoring relationships. Throughout the year, we offer a variety of forums intended to connect our leaders to our mission, values, strategy and culture, build leadership skills and capabilities, and to promote connection and inclusion. In addition, we evaluate our organizational structure and make adjustments and expand roles to facilitate execution of our strategy and organizational efficiency.
Talent
In order to attract and retain a skilled and diverse workforce, we promote an inclusive work environment, provide opportunities for employees to expand their knowledge and skill sets, and support career development. Our talent management initiatives include a wide range of recruiting partnerships and programs, including those programs discussed below. Our onboarding efforts are designed to ensure early engagement, including the opportunity to participate in mentoring programs. Additionally, employees are encouraged to participate in technical, professional, and leadership development opportunities, and outreach initiatives to engage with the communities that we serve, among other things. As our business needs change, we remain focused on ensuring that our workforce has the tools and skills necessary to deliver on our strategic initiatives.
We have established programs to recruit early and mid-career talent to further enhance the diversity of our workforce pipelines. These programs include skilled craft education and training for individuals interested in skilled craft roles, an intern/co-op program that serves as a pipeline for STEM-related careers, a career reentry program for experienced professionals transitioning from voluntary career breaks, a program for individuals transitioning from military service, and an early career rotation program. Additionally, each year management and the Human Resources Committee of Ameren’s board of directors review the diversity of our workforce, leadership team, and leadership development pipeline, as well as the actions taken to further enhance the diversity of our leadership team.
Workforce
The majority of our workforce is comprised of skilled-craft and STEM-related professional and technical employees. Our workforce has been stable, with a total attrition rate of 8% in 2022. The majority of employee attrition is attributable to employee retirements, generally allowing for thoughtful workforce and succession planning in advance of these planned transitions. The following table presents our employee count and their average tenure at December 31, 2022, and the attrition rate in 2022:

	Employee Count	Average Tenure (in years)	Attrition Rate
Ameren	9,244	13	8%
Ameren Missouri	4,039	14	7%
Ameren Illinois	3,243	13	8%
Ameren Services	1,962	11	10%

Ameren’s workforce is diverse in many ways. At the officer level, which represents 48 individuals, 19% are female, and 21% are racially and/or ethnically diverse. The following table presents our total employee population that is represented by a collective bargaining unit, is a female, or is racially and/or ethnically diverse at December 31, 2022:

	Collective Bargaining Unit	Female(a)	Racially and/or Ethnically Diverse(a)
Ameren	47%	24%	16%
Ameren Missouri	59%	17%	14%
Ameren Illinois	55%	23%	13%
Ameren Services	11%	40%	23%
(a)Gender, race, and ethnicity were self-reported by our employees.
The following table presents Ameren’s employees by generation at December 31, 2022:

Generation Description	Ameren	Ameren Missouri	Ameren Illinois	Ameren Services
Baby Boomer (birth years between 1946 and 1964)	17%	18%	16%	17%
Generation X (birth years between 1965 and 1980)	41%	40%	40%	43%
Millennials (birth years between 1981 and 1996)	38%	37%	40%	37%
Generation Z/Post Millennial (birth years after 1997)	4%	5%	4%	3%
Collective bargaining units at Ameren’s subsidiaries consist of the International Brotherhood of Electrical Workers, the International Union of Operating Engineers, the Laborer’s International Union of North America, the United Association of Plumbers and Pipefitters, and the United Government Security Officers of America. The Ameren Companies expect continued constructive relationships with their respective labor unions. The Ameren Missouri collective bargaining unit contracts expire in 2025 and 2026, which cover 4% and 96% of represented employees, respectively. The Ameren Illinois collective bargaining unit contracts expire in 2023 and 2026, which cover 8% and 92% of represented employees, respectively.
Rewards
The primary objective of our rewards program is to provide a total rewards package that attracts and retains a talented workforce and reinforces strong performance in a financially sustainable manner. Management continuously evaluates our core benefits in an effort to create a market-competitive, performance-based, shareholder-aligned total rewards package with a view towards balancing employee value and financial sustainability. We recognize that the rewards package required to attract and retain talent over the long term is about more than pay and benefits; it is about the total employee experience and support of their overall well-being. In addition to base salary, medical benefits, and retirement benefits, including pension for substantially all employees and 401(k) savings, our total rewards package includes short-term incentives and long-term stock-based compensation for certain employees. Further, we offer our employees various programs that encourage overall well-being, including wellness and employee assistance programs. We strive to provide a competitive and sustainable rewards package that supports our ability to attract, engage, and retain a talented and diverse workforce, while at the same time reinforcing and rewarding strong performance.
INDUSTRY ISSUES
We are facing issues common to the electric and natural gas utility industry. These issues include:
•the potential for changes in laws, regulations, enforcement efforts, and policies at the state and federal levels;
•corporate tax law changes, including the IRA, as well as additional interpretations, regulations, amendments, or technical corrections that affect the amount and timing of income tax payments, reduce or limit the ability to claim certain deductions and use carryforward tax benefits and/or credits, or result in rate base reductions;
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
•acts of sabotage, which have increased in frequency and severity within the utility industry, terrorism, and other intentionally disruptive acts;
•political, regulatory, and customer resistance to higher rates;
•the potential for more intense competition in generation, supply, and distribution, including new technologies and their declining costs;
•the impact and effectiveness of vegetation management programs;
•the potential for reliability issues as fossil-fuel-fired and nuclear generation facilities are retired and replaced with renewable energy generation sources, and the impact on available capacity, capacity prices, and customer rates;

•the need to place new transmission and generation facilities in service, which is dependent upon timely regulatory approvals and the availability of necessary labor and materials, among other things, to maintain grid reliability;
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
•pressure and uncertainty on customer growth and sales volumes in light of economic conditions;
•distributed generation, energy storage, technological advances, and energy-efficiency or conservation initiatives;
•changes in the structure of the industry as a result of changes in federal and state laws, including the formation and growth of independent transmission entities;
•changes in the allowed ROE, including ROE incentive adders, on FERC-regulated electric transmission assets;
•the availability of fuel and fluctuations in fuel prices;
•the availability of materials and equipment, and the potential disruptions in supply chains;
•the availability of a skilled work force, including transferring the specialized knowledge of those who are nearing retirement to employees succeeding them;
•inflationary pressures on the prices of commodities, labor, services, materials, and supplies, increasing interest rates, and impacts associated with extended recovery periods from customers;
•the potential for reduced efficiency and productivity due to challenges of hybrid remote working arrangements for non-field employees;
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
•complex new and proposed environmental laws including statutes, regulations, and requirements, such as air and water quality standards, mercury emissions standards, limitations on the use of natural gas in generation, CCR management requirements, and potential CO2 limitations, which may limit, or result in the cessation of, the operation of electric generating units;
•public concerns about the potential environmental impacts from the combustion of fossil fuels, as well as pressure from public interest groups regarding limiting the use of natural gas;
•certain investors’ concerns about investing in, as well as certain insurers’ concerns about providing coverage to, utility companies that have coal-fired generation assets;
•increasing scrutiny by investors and other stakeholders of ESG practices;
•aging infrastructure and the need to construct new power generation, transmission, and distribution facilities, which have long time frames for completion, with limited long-term ability to predict power and commodity prices and regulatory requirements;
•public concerns about nuclear generation, decommissioning, and the disposal of nuclear waste;
•industry reputational challenges resulting from inappropriate lobbying and similar activities by certain utility companies; and
•consolidation of electric and natural gas utility companies.
We are monitoring all these issues. Except as otherwise noted in this report, we are unable to predict what impact, if any, these issues will have on our results of operations, financial position, or liquidity. For additional information, see Risk Factors under Part I, Item 1A, Outlook in Management’s Discussion and Analysis of Financial Condition and Results of Operations under Part II, Item 7, and Note 2 – Rate and Regulatory Matters, Note 9 – Callaway Energy Center, and Note 14 – Commitments and Contingencies under Part II, Item 8, of this report.

OPERATING STATISTICS
The following tables present key electric and natural gas operating statistics for Ameren for the past three years:

Electric Operating Statistics – Year Ended December 31,	2022	2021	2020
Electric Sales – kilowatthours (in millions):
Ameren Missouri:
Residential	13,915	13,366	13,267
Commercial	13,826	13,556	13,117
Industrial	4,090	4,151	4,158
Street lighting and public authority	76	81	88
Ameren Missouri retail load subtotal	31,907	31,154	30,630
Off-system sales	7,645	7,425	7,578
Ameren Missouri total	39,552	38,579	38,208
Ameren Illinois Electric Distribution(a):
Residential	11,708	11,620	11,491
Commercial	11,867	11,795	11,414
Industrial	10,981	11,076	10,674
Street lighting and public authority	410	430	442
Ameren Illinois Electric Distribution total	34,966	34,921	34,021
Eliminate affiliate sales	(190)	(412)	(322)
Ameren total	74,328	73,088	71,907
Electric Operating Revenues (in millions):
Ameren Missouri:
Residential	$1,578	$1,445	$1,373
Commercial	1,219	1,126	1,025
Industrial	290	280	261
Other, including street lighting and public authority	171	170	155
Ameren Missouri retail load subtotal	$3,258	$3,021	$2,814
Off-system sales and capacity	591	191	170
Ameren Missouri total	$3,849	$3,212	$2,984
Ameren Illinois Electric Distribution:
Residential	$1,325	$933	$867
Commercial	768	545	486
Industrial	199	135	124
Other, including street lighting and public authority	(36)	26	21
Ameren Illinois Electric Distribution total	$2,256	$1,639	$1,498
Ameren Transmission:
Ameren Illinois Transmission(b)	$424	$365	$329
ATXI	192	199	194
Eliminate affiliate revenues	(1)	(2)	—
Ameren Transmission total	$615	$562	$523
Other and intersegment eliminations	(139)	(116)	(94)
Ameren total	$6,581	$5,297	$4,911
(a)Sales for which power was supplied by Ameren Illinois as well as alternative retail electric suppliers. In 2022, 2021, and 2020, Ameren Illinois procured power on behalf of its customers for 28%, 23%, and 23%, respectively, of its total kilowatthour sales.
(b)Includes $104 million, $66 million, and $52 million in 2022, 2021, and 2020, respectively, of electric operating revenues from transmission services provided to Ameren Illinois Electric Distribution.

Electric Operating Statistics – Year Ended December 31,	2022	2021	2020
Ameren Missouri fuel costs (cents per kilowatthour generated)(a)	1.41 ¢	1.46 ¢	1.38 ¢
Source of Ameren Missouri energy supply:
Coal	61.6%	73.0%	67.3%
Nuclear	21.6	10.5	19.4
Hydroelectric	3.2	4.2	4.5
Wind	4.7	3.7	—
Natural gas	1.1	1.0	0.5
Methane gas and solar	0.2	0.2	0.5
Purchased power – wind	0.8	0.6	0.6
Purchased power – other	6.8	6.8	7.2
Ameren Missouri total	100.0%	100.0%	100.0%
(a)    Ameren Missouri fuel costs exclude $(98) million, $1 million, and $(49) million in 2022, 2021, and 2020, respectively, for changes in FAC recoveries.

Natural Gas Operating Statistics – Year Ended December 31,	2022	2021	2020
Natural Gas Sales – dekatherms (in millions):
Ameren Missouri:
Residential	8	7	7
Commercial	4	4	3
Industrial	1	1	1
Transport	9	9	9
Ameren Missouri total	22	21	20
Ameren Illinois Natural Gas:
Residential	59	54	55
Commercial	18	16	15
Industrial	6	4	7
Transport	99	100	96
Ameren Illinois Natural Gas total	182	174	173
Ameren total	204	195	193
Natural Gas Operating Revenues (in millions):
Ameren Missouri:
Residential	$119	$79	$76
Commercial	56	34	29
Industrial	7	4	4
Transport and other	15	24	16
Ameren Missouri total	$197	$141	$125
Ameren Illinois Natural Gas:
Residential	$846	$657	$541
Commercial	221	172	136
Industrial	41	35	14
Transport and other	72	93	69
Ameren Illinois Natural Gas total	$1,180	$957	$760
Other and intercompany eliminations	(1)	(1)	(2)
Ameren total	$1,376	$1,097	$883
Rate Base Statistics – At December 31,	2022	2021	2020
Rate Base (in billions):
Electric transmission and distribution	$15.4	$13.5	$12.1
Natural gas transmission and distribution	2.9	2.7	2.4
Coal generation:
Labadie Energy Center	0.9	0.9	0.9
Sioux Energy Center	0.7	0.7	0.7
Rush Island Energy Center	0.4	0.4	0.4
Meramec Energy Center (retired in December 2022)	—	0.1	0.1
Coal generation total	2.0	2.1	2.1
Nuclear generation	1.5	1.5	1.5
Renewable generation (hydroelectric, wind, solar, methane gas)	1.5	1.5	1.0
Natural gas generation	0.3	0.3	0.3
Rate base total	$23.6	$21.6	$19.4

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
The Ameren Companies also make available free of charge through Ameren’s website the charters of Ameren’s board of directors’ Audit and Risk Committee, Human Resources Committee, Finance Committee, Nominating and Corporate Governance Committee, and Nuclear, Operations and Environmental Sustainability Committee; the corporate governance guidelines; a policy regarding communications to the board of directors; a policy and procedures document with respect to related-person transactions; a code of ethics applicable to all directors, officers and employees; a supplemental code of ethics for principal executive and senior financial officers; and a director nomination policy that applies to the Ameren Companies. The information on Ameren’s website, or any other website referenced in this report, is not incorporated by reference into this report.
ITEM 1A.RISK FACTORS
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
We are subject to federal, state, and local regulation. The extensive regulatory frameworks, some of which are more specifically identified in the following risk factors, regulate, among other matters, the electric and natural gas utility industries; the rate and cost structure of utilities, including an allowed ROE; the operation of nuclear power plants; the construction and operation of generation, transmission, and distribution facilities; the acquisition, disposal, depreciation and amortization of assets and facilities; the electric transmission system reliability; and wholesale and retail competition. In the planning and management of our operations, we must address the effects of existing and proposed laws and regulations and potential changes in our regulatory frameworks, including initiatives by federal and state legislatures, RTOs, utility regulators, and taxing authorities, and actions by local jurisdictions that may affect the constructing or siting of facilities. Significant changes in the nature of the regulation of our businesses, including expiration or discontinuation of, or significant changes to, existing regulatory mechanisms, could require changes to our business planning and management of our businesses and could adversely affect our results of operations, financial position, and liquidity. Failure to obtain adequate rates or regulatory approvals in a timely manner; failure to obtain necessary licenses or permits from regulatory authorities; the impact of new or modified laws, regulations, standards, interpretations, or other legal requirements; or increased compliance costs could adversely affect our results of operations, financial position, and liquidity.
The electric and natural gas rates that we are allowed to charge are determined through regulatory proceedings, which are subject to intervention and appeal. Rates are also subject to legislative actions, which are largely outside of our control. Certain events could prevent us from recovering our costs in a timely manner or from earning adequate returns on our investments.
The rates that we are allowed to charge for our utility services significantly influence our results of operations, financial position, and liquidity. The electric and natural gas utility industry is highly regulated. The utility rates charged to customers are determined by governmental entities, including the MoPSC, the ICC, and the FERC. Decisions by these entities are influenced by many factors, including the cost of providing service, the prudency of expenditures, the quality of service, regulatory staff knowledge and experience, customer intervention, and economic conditions, as well as social and political views. Decisions made by these governmental entities regarding customer rates are largely outside of our control. We are exposed to regulatory lag, including the impact of inflationary pressures, and cost disallowances to varying degrees by jurisdiction, which, if unmitigated, could adversely affect our results of operations, financial position, and liquidity. Rate orders are also subject to appeal, which creates additional uncertainty as to the rates that we will ultimately be allowed to charge for our services. From time to time, our regulators may approve trackers, riders, or other recovery mechanisms that allow electric or natural gas rates to be adjusted without a traditional regulatory rate review. These mechanisms could be changed or terminated.
Ameren Missouri’s electric and natural gas utility rates and Ameren Illinois’ natural gas utility rates are typically established in regulatory proceedings that take up to 11 months to complete. Ameren Missouri’s electric and natural gas utility rates established in those proceedings are primarily based on historical costs, revenues, and sales volumes. Ameren Illinois’ natural gas rates established in those proceedings are based on estimated future costs, revenues, and sales volumes. Beginning in 2024 through at least 2027, Ameren Illinois’ electric distribution rates will be established through an MYRP as discussed in the following risk factor, which will be based on estimated future costs and an applicable revenue requirement reconciliation, which may not allow for full recovery of actual costs due to a reconciliation cap. Thus, the rates that we are allowed to charge for utility services may not match our actual costs at any given time.
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
Ameren Illinois is utilizing the IEIMA performance-based formula ratemaking framework to establish annual customer rates effective through 2023. Effective for rates beginning in 2024 through at least 2027, Ameren Illinois will establish electric distribution rates through an MYRP, which is subject to a reconciliation cap and includes an ROE determined by the ICC applicable to each year of the four-year period. As a result of its participation in the IEIMA performance-based formula ratemaking, Ameren Illinois’ ROE for its electric distribution service through 2023 and its electric energy-efficiency investments are directly correlated to yields on United States Treasury bonds. Additionally, Ameren Illinois is subject to certain performance standards.
Ameren Illinois is utilizing the IEIMA performance-based formula ratemaking framework to establish annual customer rates effective through 2023 and will reconcile the related revenue requirements through an IEIMA reconciliation. The IETL resulted in changes to the regulatory framework applicable to Ameren Illinois’ electric distribution business by giving Ameren Illinois the option to file an MYRP with the ICC by mid-January 2023, with rates effective beginning in 2024, or establish future rates through a traditional regulatory rate review, among other things. An MYRP would establish rates for a four-year period, and Ameren Illinois has the option to file for an MYRP every four years. Ameren Illinois elected to file an MYRP in January 2023 for rates effective in 2024 through 2027 with the ICC. The MYRP also allows Ameren Illinois to reconcile its actual revenue requirement, as adjusted for certain cost variations, to ICC-approved electric distribution service rates on an annual basis, subject to a reconciliation cap. The reconciliation cap limits the annual adjustment to 105% of the annual revenue requirement approved by the ICC. Certain variations from forecasted costs would be excluded from the reconciliation cap, including those associated with major storms; new business and facility relocations; changes in the timing of certain expenditures or investments into or out of the applicable calendar year; and changes in interest rates, income taxes, taxes other than income taxes, pension and other post-retirement benefits costs, and amortization of certain assets. The reconciliation cap also excludes costs recovered through riders outside of base rates, such as riders for electric energy-efficiency investments, power procurement and transmission services, renewable energy credit compliance, zero emission credits, certain environmental costs, and bad debt write-offs, among others. Ameren Illinois’ existing riders will remain effective and electric distribution service revenues will continue to be decoupled from sales volumes under the MYRP. The actual revenue requirement for a particular year would incorporate Ameren Illinois’ year-end rate base and actual capital structure for such year, provided that the common equity ratio in such capital structure may not exceed that approved by the ICC in the MYRP. In addition, the ICC will determine the ROE applicable to each year of the four-year period. Changes in economic conditions could result in the predetermined ROE becoming inadequate over the four-year period. By law, Ameren Illinois’ electric distribution revenues are decoupled from sales volumes regardless of the process used to establish electric distribution rates, which ensures that the electric distribution revenues authorized in a regulatory rate review are not affected by changes in sales volumes. Ameren Illinois’ electric energy-efficiency program rider, which includes a return at the applicable WACC on its program investments, is subject to performance-based formula ratemaking. The ICC annually reviews each Ameren Illinois rate filing for reasonableness and prudency. If the ICC were to conclude that Ameren Illinois’ costs were not prudently incurred, the ICC would disallow recovery of such costs.
The allowed ROE under the IEIMA and electric energy-efficiency formula ratemaking recovery mechanisms is based on the annual average of the monthly yields of the 30-year United States Treasury bonds plus 580 basis points. Therefore, Ameren Illinois’ annual ROE for its electric distribution business is directly correlated to the yields on such bonds, which are outside of Ameren Illinois’ control. A 50 basis point change in the annual average of the monthly yields of the 30-year United States Treasury bonds would result in an estimated $12 million change in Ameren’s and Ameren Illinois’ annual net income, based on Ameren Illinois’ 2023 projected year-end rate base, including electric energy-efficiency investments.
Ameren Illinois’ electric distribution business is also subject to performance standards. Failure to achieve the standards would result in a reduction in the company’s allowed ROE calculated under the formula ratemaking recovery mechanisms. The performance standards applicable to electric distribution service under the IEIMA include improvements in service reliability to reduce both the frequency and duration of outages, a reduction in the number of estimated bills, a reduction of consumption from inactive meters, and a reduction in bad debt expense. The 2023 allowed ROE for electric distribution service is subject to the performance standards related to reduced estimated bills and bad debt expense, and may be decreased for penalties up to 10 basis points if these performance standards are not met. The allowed ROE on energy-efficiency investments can be increased or decreased up to 200 basis points, depending on the achievement of annual energy savings goals. Any adjustments to the allowed ROE for energy-efficiency investments will depend on annual performance for a historical period relative to energy savings goals. In 2022, 2021, and 2020, there were no performance-related basis point adjustments that materially affected financial results. With respect to the MYRP, a September 2022 ICC order approved total ROE incentives and penalties of 24 basis points, allocated among the seven performance metrics. These performance metrics include improvements in service reliability in both the frequency and duration of outages, a reduction in peak loads, an increased percentage of spend with diverse suppliers, a reduction in disconnections for certain customers, and improved timeliness in response to customer requests for interconnection of distributed energy resources. These performance metrics and the ROE incentives and penalties will apply annually from 2024 through 2027 under the MYRP filed by Ameren Illinois.
While the ICC has approved a plan for Ameren Illinois to invest approximately $120 million per year in electric energy-efficiency programs through 2025, the ICC has the ability to reduce the amount of electric energy-efficiency savings goals in the future plan program years if there are insufficient cost-effective programs available, which could reduce the investments in electric energy-efficiency programs.
With respect to its natural gas delivery service business, unless extended, Ameren Illinois’ QIP will expire after December 2023.
The QIP provides Ameren Illinois with recovery of, and a return on, qualifying natural gas infrastructure investments that are placed in service between regulatory rate reviews. Infrastructure investments under the QIP earn a return at the applicable WACC. Ameren Illinois’ QIP is subject to a rate impact limitation of a cumulative 4% per year since the most recent delivery service rate order, with no single year exceeding 5.5%. If the rate impact limitation was met in a particular year, the amount of rate base causing the QIP rate to exceed the limitation would be exposed to regulatory lag until a year when that amount could be recovered under QIP or is added to rate base as a part of a regulatory rate review. Upon issuance of a natural gas delivery service rate order, QIP rate base is transferred to base rates and the QIP is reset to zero. Without legislative action, the QIP will expire after December 2023. If Ameren Illinois is unable to recover investments under the QIP or there is no other regulatory change, Ameren Illinois will be subject to increased regulatory lag on its natural gas infrastructure investments that are placed in service between regulatory rate reviews, which could adversely affect Ameren’s and Ameren Illinois’ investment plans and results of operations, financial position, and liquidity.
As a result of the election to use the PISA, Ameren Missouri’s electric service rates are subject to a rate cap through 2023. Effective 2024, Ameren Missouri’s electric service business is subject to a limitation on increasing the annual revenue requirement due to the inclusion of incremental PISA deferrals in the revenue requirement.
Ameren Missouri’s rate cap under the PISA is effective through 2023 and limits electric service rate increases to a 2.85% compound annual growth rate in the average overall customer rate per kilowatthour, based on the electric rates that became effective in April 2017, less half of the annual savings from the TCJA that was passed on to customers as approved in a July 2018 MoPSC order. Increased capital investments and operating costs could cause customer rates to exceed the 2.85% rate cap effective through 2023. In addition, a decrease in off-system sales or capacity revenues or an increase in purchased power expense, all of which are included in net energy costs within the FAC, could also contribute to customer rates exceeding the rate cap. Off-system sales are affected by generation availability, which is affected by planned and unplanned outages at Ameren Missouri’s energy centers, curtailment of generation resulting from unfavorable economic conditions, the addition of new generation sources, and retirements of Ameren Missouri’s energy centers, among other things. If rate changes from the FAC or the RESRAM riders would cause rates to temporarily exceed the 2.85% rate cap, the overage would be deferred for future recovery in the next regulatory rate review; however, rates established in such regulatory rate review would be subject to the rate cap. Any deferred overages approved for recovery would be recovered over a period of 20 years following approval of amounts in a regulatory rate review. Excluding customer rates under the MEEIA rider, which are not subject to the rate cap, Ameren Missouri would incur a penalty equal to the amount of deferred overage that would cause customer rates to exceed the 2.85% rate cap until new rates are established in the next regulatory rate review. A penalty incurred as the result of exceeding the rate cap could adversely affect Ameren’s and Ameren Missouri’s results of operations, financial position, and liquidity. Also, due to a change in customer behavior and certain business practices resulting from the COVID-19 pandemic, there has been a shift in sales volumes by customer class at Ameren Missouri, which began in 2020, resulting in an increase in residential sales, and a decrease in commercial and industrial sales. While Ameren Missouri's electric sales volumes in 2022, excluding the estimated effects of weather and customer energy-efficiency programs, were comparable to the same period in 2021 and to pre-pandemic levels, long-term declines in sales volumes, along with increased capital investments and operating costs, could result in Ameren Missouri’s inability to recover amounts exceeding the rate cap.
Missouri Senate Bill 745 became effective on August 28, 2022. The law extended Ameren Missouri’s PISA election through December 2028 and allows for an additional extension through December 2033 if requested by Ameren Missouri and approved by the MoPSC, among other things. The law established a 2.5% annual limit on increases to the electric service revenue requirement used to set customer rates due to the inclusion of incremental PISA deferrals in the revenue requirement. The limitation will be effective for revenue requirements approved by the MoPSC after January 1, 2024, and will be based on the revenue requirement established in the immediately preceding rate order. Increased capital expenditures could cause incremental PISA deferrals to exceed the 2.5% limitation when it is effective, and such amounts exceeding the 2.5% limitation would be excluded from recovery under future revenue requirements. Failure to align capital investments under the 2.5% limitation could adversely affect Ameren’s and Ameren Missouri’s results of operations, financial position, and liquidity.
We are subject to various environmental and permitting laws. Significant capital expenditures may be required to achieve and to maintain compliance with these environmental laws. Failure to comply with these laws could result in the closing of facilities, alterations to the manner in which these facilities operate, increased operating costs, delays and increased costs of building new facilities, or exposure to fines and liabilities.
Our electric generation, transmission, and distribution and natural gas distribution and storage operations must comply with a variety of statutes and regulations relating to the protection of the environment and human health and safety including permitting programs implemented by federal, state, and local authorities. Such environmental laws address air emissions; discharges to water bodies; the storage, handling and disposal of hazardous substances and waste materials; siting and land use requirements; and potential ecological impacts. Complex and lengthy processes are required to obtain and renew approvals, permits, and licenses for new, existing, or modified facilities. Additionally, the use and handling of various chemicals or hazardous materials require release prevention plans and emergency response procedures. Further, we are subject to risks from changing or conflicting interpretations of existing laws, modification to existing laws, new laws, and new or modified permit terms.
We are also subject to liability under environmental laws that address the remediation of environmental contamination on property currently or formerly owned by us or by our predecessors, as well as property contaminated by hazardous substances that we generated. Such properties include MGP sites, substations, and third-party sites, such as landfills. Additionally, private individuals may seek to enforce environmental laws against us. They could allege injury from exposure to hazardous materials, allege a failure to comply with environmental laws, seek to compel remediation of environmental contamination, or seek to recover damages resulting from that contamination.
Environmental regulations have a significant impact on the electric utility industry and compliance with these regulations could be costly for Ameren Missouri, which operates coal-fired power plants. As of December 31, 2022, Ameren Missouri’s coal-fired energy centers represented 9% and 17% of Ameren’s and Ameren Missouri’s rate base, respectively. Regulations under the Clean Air Act that apply to the electric utility industry include the NSPS, the CSAPR, the MATS, and the National Ambient Air Quality Standards, which are subject to periodic review for certain pollutants. Collectively, these regulations cover a variety of pollutants, such as SO2, particulate matter, NOx, mercury, toxic metals, and acid gases, and CO2 emissions from new power plants. Regulations implementing the Clean Water Act govern both intake and discharges of water, as well as evaluation of the ecological and biological impact of our operations and could require modifications to water intake structures or more stringent limitations on wastewater discharges. Depending upon the scope of modifications ultimately required by state regulators, capital expenditures associated with these modifications could be significant. The management and disposal of coal ash is regulated under the Resource Conservation and Recovery Act and the CCR Rule, which require the closure of our surface impoundments at Ameren Missouri’s coal-fired energy centers. The individual or combined effects of compliance with existing and new environmental regulations could result in significant capital expenditures, increased operating costs, or the closure or alteration of operations at some of Ameren Missouri’s energy centers.
In January 2011, the United States Department of Justice, on behalf of the EPA, filed a complaint against Ameren Missouri in the United States District Court for the Eastern District of Missouri alleging that projects performed in 2007 and 2010 at the coal-fired Rush Island Energy Center violated provisions of the Clean Air Act and Missouri law. In January 2017, the district court issued a liability ruling against Ameren Missouri and, in September 2019, entered a remedy order. That remedy order included a requirement to install a flue gas desulfurization system at the Rush Island Energy Center, which was upheld through an appeals process by the United States Court of Appeals for the Eighth Circuit in the fourth quarter of 2021. Based on its assessment of available legal, operational and regulatory alternatives, Ameren Missouri filed a motion in December 2021 with the district court to modify the remedy order to allow the retirement of the Rush Island Energy Center in advance of its previously expected useful life in lieu of installing a flue gas desulfurization system. The March 31, 2024 compliance date contained in the district court’s September 2019 remedy order remains in effect unless extended by the district court. In July 2022, in response to an Ameren Missouri request for a final, binding reliability assessment, the MISO designated the Rush Island Energy Center as a system support resource and concluded that certain mitigation measures, including transmission upgrades, should occur before the energy center is retired. The transmission upgrade projects have been approved by the MISO, and design and procurement activities necessary to complete the upgrades are underway. Ameren Missouri expects to complete the upgrades by mid-2025. In October 2022, the FERC approved a system support resource agreement, which became effective retroactively as of September 1, 2022. The agreement details the manner of continued operation for a system support resource that results in operating during peak demand times and emergencies. The system support resource designation and the related agreement are subject to annual renewal and revision. In September 2022, the Rush Island Energy Center began operating consistent with the system support resource agreement. In addition, in October 2022, the FERC established hearing and settlement procedures in response to an August 2022 request from Ameren Missouri for recovery of non-energy costs under the related MISO tariff. The FERC is under no deadline to issue an order related to this proceeding. Revenues and costs under the MISO tariff are expected to be included in the FAC. The district court has the authority to determine the retirement date and operating parameters for the Rush Island Energy Center and is not bound by the MISO determination of the Rush Island Energy Center as a system support resource or the FERC’s approval. The district court is under no deadline to issue a ruling modifying the remedy order. Related to this matter, in February 2022, the MoPSC issued an order directing the MoPSC staff to review Ameren Missouri’s planned accelerated retirement of the Rush Island Energy Center, including potential impacts on the reliability and cost of Ameren Missouri’s service to its customers; Ameren Missouri’s plans to mitigate the customer impacts of the accelerated retirement; and the prudence of Ameren Missouri’s actions and decisions with regard to the Rush Island Energy Center, among other things. In April 2022, the MoPSC staff filed an initial report with the MoPSC in which the staff concluded early retirement of the Rush Island Energy Center may cause reliability concerns. The MoPSC staff is under no deadline to complete this review. Ameren Missouri expects to seek approval from the MoPSC to finance the costs associated with the retirement, including the remaining unrecovered net plant balance associated with the facility, through the issuance of securitized utility tariff bonds pursuant to Missouri’s securitization statute. If the remaining unrecovered net plant balance for the Rush Island Energy Center and an associated return are not recoverable through base rates or other regulatory mechanisms, Ameren Missouri would recognize an abandonment loss equal to the difference between the remaining net book value of the asset and the present value of the expected future cash flows. As of December 31, 2022, the Rush Island Energy Center had a net plant balance of approximately $0.6 billion and a rate base of approximately $0.4 billion. Ameren Missouri is unable to predict the ultimate resolution of this matter; however, such resolution could have a material adverse effect on the results of operations, financial position, and liquidity of Ameren and Ameren Missouri.
In June 2022, the United States Supreme Court issued its decision in West Virginia v. EPA, clarifying that there are limits on how the EPA may regulate greenhouse gases absent further direction from the United States Congress. The court concluded that emission caps designed to shift generation from fossil-fuel-fired power plants to renewable energy facilities would require specific congressional authorization and that such authorization had not been given under the Clean Air Act. The decision by the United States Supreme Court may affect the EPA’s development of any new regulations to address CO2 emissions from coal- and natural gas-fired power plants; however, at this time, Ameren Missouri cannot predict the impact of any such regulations or the decision by the United States Supreme Court on the results of operations, financial position, and liquidity of Ameren or Ameren Missouri.
The IETL established emission standards that became effective in September 2021. Ameren Missouri's natural gas-fired energy centers in Illinois will be subject to limits on emissions, including CO2 and NOx, equal to their unit-specific average annual emissions from 2018 through 2020, for any rolling twelve-month period beginning October 1, 2021, through 2029. Further reductions to emissions limits will become effective between 2030 and 2040, resulting in the closure of the Venice Energy Center by 2029. The reductions could also limit the operations of Ameren Missouri's four natural gas-fired energy centers located in the state of Illinois, and will result in their closure by 2040. These energy centers are utilized to support peak loads. Subject to conditions in the IETL, these energy centers may be allowed to exceed the emissions limits in order to maintain reliability of electric utility service.
Ameren and Ameren Missouri have incurred, and expect to incur, significant costs with respect to environmental compliance and site remediation. New or revised environmental regulations, enforcement initiatives, or legislation could result in a significant increase in capital expenditures and operating costs, decreased revenues, penalties or fines, reduced operations or closure of some of Ameren Missouri’s coal-and natural gas-fired energy centers, which, in turn, could lead to increased liquidity and financing needs, and higher financing costs. Actions required to ensure that Ameren Missouri’s facilities and operations are in compliance with environmental laws could be prohibitively expensive for Ameren Missouri if the costs are not fully recovered through rates. Environmental laws could require Ameren Missouri to close or to alter significantly the operations of its energy centers. If Ameren Missouri requests recovery of capital expenditures and costs for environmental compliance through rates, the MoPSC could deny recovery of all or a portion of these costs, prevent timely recovery, or make changes to the regulatory framework in an effort to minimize rate volatility and customer rate increases. Capital expenditures and costs to comply with future legislation or regulations might result in Ameren Missouri closing coal-fired energy centers earlier than planned. If these costs are not recoverable through base rates or other regulatory mechanisms, it could lead to an impairment of assets and reduced revenues. Any of the foregoing could have an adverse effect on our results of operations, financial positions, and liquidity.
We are subject to business and financial risks related to the impact of climate change legislation, regulation, and emission reduction goals.
There is increasing concern and activism among various external stakeholders, both nationally and internationally, about climate change, including public concerns about the potential environmental impacts from the combustion of fossil fuels, as well as pressure from public interest groups regarding limiting the use of natural gas. Federal, state, and local authorities, including the United States Congress, have considered initiatives to further restrict greenhouse gases to address global climate change. Additionally, international agreements could lead to future federal or state legislation or regulations. In 2015, the United Nations Framework Convention on Climate Change reached consensus among approximately 190 nations on an agreement, known as the Paris Agreement, that establishes a framework for greenhouse gas mitigation actions by all countries, with a goal of holding the increase in global average temperature to below 2 degrees Celsius above pre-industrial levels and an aspiration to limit the increase to 1.5 degrees Celsius. The Biden administration has a policy commitment regarding a reduction in greenhouse gas emissions for the United States, but rulemaking to achieve such reductions has not yet been implemented. Actions taken to implement the Paris Agreement could result in future additional greenhouse gas reduction requirements in the

United States. In addition, the EPA has announced plans to implement new climate change programs, including potential regulation of greenhouse gas emissions targeting the utility industry.
As a result of our diverse fuel portfolio, our emissions of greenhouse gases vary among our energy centers, but coal-fired power plants are significant sources of CO2 emissions. Future federal and state legislation or regulations that mandate limits on the emission of, or impose taxation on, greenhouse gases could result in a significant increase in capital expenditures and operating costs, decreased revenues, penalties or fines, or reduced operations of some of Ameren Missouri’s coal- and natural gas-fired energy centers, which, in turn, could lead to increased liquidity and financing needs, and higher financing costs. Moreover, to the extent Ameren Missouri requests recovery of these costs through rates, its regulators might deny some or all of, or defer timely recovery of, these costs. Excessive costs to comply with future legislation or regulations related to climate change might force Ameren Missouri to close some coal-fired energy centers earlier than planned, which could lead to possible loss on abandonment and reduced revenues. As a result, mandatory limits could have a material adverse impact on Ameren’s and Ameren Missouri’s results of operations, financial position, and liquidity.
Ameren is targeting net-zero carbon emissions by 2045, as well as a 60% reduction by 2030 and an 85% reduction by 2040 based on 2005 levels. Ameren’s goals include both direct emissions from operations, as well as electricity usage at Ameren buildings, including other greenhouse gas emissions of methane, nitrous oxide, and sulfur hexafluoride. Achievement of these goals is dependent on many factors, including the pace and extent of development and deployment of low- to zero-carbon energy technologies and carbon capture technologies, and the cost of those technologies; natural gas prices; new transmission infrastructure; the ability to maintain system reliability during the transition to clean energy generation; and constructive energy and economic policies, including those that address investment in energy infrastructure, global climate change, incentives for clean energy technologies, and environmental regulations. Additional factors associated with operational risks for the construction and acquisition of electric and natural gas infrastructure may also affect the achievement of these goals, as further discussed below. The strategy to achieve these goals also relies on continuing to pursue a diverse portfolio including low-carbon and carbon-free resources and energy-efficiency resources; continuing to participate in efforts to help advance the development of technologies such as carbon capture, utilization, and sequestration; the use of hydrogen fuel for electric production and energy storage, next generation nuclear, and large-scale long-cycle battery energy storage; and constructively engaging with legislators, regulators, investors, customers, and other stakeholders to support outcomes leading to a net-zero future.
We are subject to regulatory compliance and proceedings, which could result in increasing costs, regulatory penalties, and/or other sanctions.
We are subject to FERC regulations, rules, and orders, including standards required by the NERC. As owners and operators of bulk power transmission systems and electric energy centers, we are subject to mandatory NERC reliability standards, including cybersecurity standards. In addition, our natural gas transmission, distribution, and storage facilities systems are subject to PHMSA rules and regulations. Compliance with these reliability standards, rules, and regulations may subject us to higher operating costs and may result in increased capital expenditures. We may also incur higher operating costs to comply with potential new regulations issued by these regulatory bodies. If we were found not to be in compliance with these mandatory NERC reliability standards, PHMSA rules and regulations, or FERC regulations, rules, and orders, we could incur substantial monetary penalties and other sanctions, which could adversely affect our results of operations, financial position, and liquidity. The FERC can impose civil penalties of approximately $1.5 million per violation per day for violation of its regulations, rules, and orders, including mandatory NERC reliability standards. The FERC also conducts audits and reviews of Ameren Missouri’s, Ameren Illinois’, and ATXI’s accounting records to assess the accuracy of their respective formula ratemaking process, and it can require refunds to customers for previously billed amounts, with interest.
Additionally, pursuant to the IETL, Illinois utilities are subject to new requirements and provisions related to ethical conduct and transparency, including submitting an annual ethics and compliance report to the ICC. The law authorizes the ICC to initiate an investigation into how customer funds were used if ethical misconduct is determined to have occurred at an Illinois utility, potentially requiring the utility to issue refunds and imposing a potential penalty of up to $0.5 million per violation.
OPERATIONAL RISKS
The construction and acquisition of, and capital improvements to, electric and natural gas utility infrastructure, along with Ameren Missouri’s ability to implement its Smart Energy Plan, which is aligned with its 2022 Change to the 2020 IRP, involve substantial risks.
We expect to make significant capital expenditures to maintain and improve our electric and natural gas utility infrastructure and to comply with existing environmental regulations. We estimate that we will invest up to $20.5 billion (Ameren Missouri – up to $10.8 billion; Ameren Illinois – up to $9.5 billion; ATXI – up to $0.2 billion) of capital expenditures from 2023 through 2027. For additional information on these estimates, see Liquidity and Capital Resources – Capital Expenditures in Management’s Discussion and Analysis of Financial Condition and Results of Operations under Part II, Item 7, of this report. Investments in Ameren’s rate-regulated operations are expected to be recoverable from customers, but they are subject to prudence reviews and are exposed to regulatory lag of varying degrees by jurisdiction.

Our ability to complete construction projects successfully within projected estimates, including schedule, performance, and/or cost, and to implement Ameren Missouri’s Smart Energy Plan, which may include acquisition of generation facilities after they are constructed, is contingent upon many factors and subject to substantial risks. These factors include, but are not limited to, the following: project management expertise; escalating costs and/or shortages for labor, materials, and equipment, including changes to tariffs on materials or government actions; the ability of suppliers, contractors, and developers to meet contractual commitments and timely complete projects; changes in the scope and timing of projects; the ability to obtain required regulatory, project, and permit approvals; the ability to obtain necessary rights-of-way, easements, and transmission connections at an acceptable cost in a timely fashion; unsatisfactory performance by the projects when completed; the inability to earn an adequate return on invested capital; the ability to raise capital on reasonable terms; and other events beyond our control, including construction delays due to weather. With respect to the transition of Ameren Missouri’s generation fleet and carbon emission reduction targets outlined in the 2022 Change to the 2020 IRP, factors also include MoPSC approval for the retirement of energy centers and new or continued customer energy-efficiency programs; the ability to enter into build-transfer agreements for renewable generation and acquire that generation at a reasonable cost; levels of customer participation in the energy-efficiency programs; the cost and commercial availability of wind, solar, and other renewable generation and battery storage technologies; the cost of natural gas or hydrogen CT technologies; the ability to qualify for, and use or transfer, federal production or investment tax credits; changes in environmental laws or requirements, including those related to CO2 and other greenhouse gas emissions; and energy prices and demand. In addition, government investigations relating to the importation of solar panel components could affect the cost and the availability of solar panel components.
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
•failures of equipment that can result in unanticipated liabilities or unplanned outages;
•aging infrastructure that may require significant expenditures to operate and maintain;
•lack of adequate water required for cooling plant operations and to operate hydorelectric energy centers;
•labor disputes;
•disruptions in the delivery of electricity to our customers;
•inability to maintain reliability of our electric utility services as coal-fired energy centers are retired and renewable energy generation is placed in service;
•disruptions to the global supply chain as a result of shortages for labor, materials, or equipment, international trade relations, delivery delays, economic pressures, including increased interest rates and inflation, and the impact of COVID-19, among other things;
•suppliers and contractors who do not perform as required under their contracts, including those obligations that are affected by supply chain disruptions;
•failure of other operators’ facilities and the effect of that failure on our electric system and customers;
•inability to comply with regulatory or permit requirements, including those relating to environmental laws;
•handling, storage, and disposition of CCR;
•unusual or adverse weather conditions or other natural disasters, including those that may result from climate change, such as severe storms, droughts, floods, tornadoes, earthquakes, icing, sustained high or low temperatures, solar flares, and electromagnetic pulses;
•the level of wind and solar resources;
•inability to operate wind generation facilities at full capacity resulting from requirements to protect natural resources, including wildlife;
•the occurrence of catastrophic events such as fires, explosions, acts of sabotage, which have increased in frequency and severity within the utility industry, acts of terrorism, civil unrest, pandemic health events, including the COVID-19 pandemic, or other similar events;
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
Ameren Missouri owns and operates coal-fired energy centers. About 97% of Ameren Missouri’s coal is purchased from the Powder River Basin in Wyoming, which has a limited number of suppliers. Deliveries from the Powder River Basin have occasionally been restricted because of rail congestion, staffing and equipment issues, infrastructure maintenance, derailments, weather, and supplier financial hardship. Coal suppliers in the Powder River Basin are experiencing financial hardship because of a decrease in demand resulting from increased natural gas use and renewable energy generation, and the impact of environmental regulations and concerns related to coal-fired generation. These financial hardships have resulted in bankruptcy filings by certain coal suppliers in recent years. As of December 31, 2022, coal inventories at the Labadie and Sioux energy centers were below targeted levels due to transportation delays in 2022. Additional delays or disruptions in the delivery of coal, failure of our coal suppliers to provide adequate quantities or quality of coal, or lack of adequate inventories of coal, including low-sulfur coal used to comply with environmental regulations, could have adverse effects on Ameren Missouri’s electric generation operations. If Ameren Missouri is unable to obtain an adequate supply of coal under existing agreements, it may be required to purchase coal at higher prices or be forced to reduce generation at its coal-fired energy centers, which could adversely affect Ameren’s and Ameren Missouri’s results of operations, financial position, and liquidity.
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
•uncertainties about contingencies and retrospective premium assessments relating to claims at the Callaway Energy Center or other United States nuclear facilities;
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
•the ability to continue to attract and maintain qualified labor to operate the Callaway Energy Center;
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
The NRC has broad authority under federal law to impose licensing and safety requirements for nuclear facilities. In the event of noncompliance, the NRC has the authority to impose fines or to shut down a unit, or both, depending upon its assessment of the severity of the situation, until compliance is achieved. Revised safety requirements promulgated from time to time by the NRC could necessitate substantial capital expenditures at the Callaway Energy Center. In addition, if a serious nuclear incident were to occur, it could adversely affect Ameren’s and Ameren Missouri’s results of operations, financial condition, and liquidity. A major incident at a nuclear facility anywhere in the world could cause the NRC to limit or prohibit the operation of any domestic nuclear unit and could also cause the NRC to impose additional conditions or requirements on the industry, which could increase costs and result in additional capital expenditures. While the Callaway Energy Center is in compliance with the current NRC standards relating to seismic design and risk, these standards also require Ameren Missouri to address periodic changes to seismic hazard data and evaluation methods for the impact of an earthquake on its Callaway Energy Center due to its proximity to a fault line, which could require seismic risk evaluation updates and installation of additional capital equipment.
Our natural gas distribution service businesses involve numerous risks that may result in accidents and increased operating costs.
Inherent in our natural gas distribution businesses, which includes transmission, distribution, and storage facilities, are a variety of hazards and operating risks, such as leaks, explosions, mechanical problems and cybersecurity risks, which could cause substantial financial losses, including fines and penalties. In addition, these hazards could result in serious injury, loss of human life, significant damage to property, environmental impacts, and impairment of our operations, which in turn could lead us to incur substantial losses. The location of transmission and distribution mains and storage facilities near populated areas, including residential areas, business centers, industrial sites, and other public gathering places, could increase the level of damages resulting from these risks. A major domestic incident involving natural gas facilities could result in additional capital expenditures and/or increased operations and maintenance expenses for us and increased regulation of natural gas utilities. The occurrence of any of these events could adversely affect our results of operations, financial position, and liquidity.
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
Our aging infrastructure may pose risks to system reliability and expose us to expedited or unplanned significant capital expenditures and operating costs. All of Ameren Missouri’s coal-fired energy centers were constructed prior to 1978, and the Callaway Energy Center began operating in 1984. The age of these energy centers increases the risks of unplanned outages, reduced generation output, and higher maintenance expense. Further, Ameren Missouri would be adversely affected if the MoPSC does not allow recovery of the remaining investment and decommissioning costs associated with the retirement of an energy center, as well as the ability to earn a return on that remaining investment and those decommissioning costs. In addition, as discussed above, Ameren Missouri expects the retirement date of its Rush Island Energy Center to be accelerated from the date reflected in depreciation rates approved in the December 2021 MoPSC electric rate order. Aging transmission and distribution facilities are more prone to failure than new facilities, which results in higher maintenance expense and the need to replace these facilities with new infrastructure. Even when the system is properly maintained, its reliability may ultimately deteriorate and negatively affect our ability to serve our customers, which could result in increased costs associated with regulatory oversight. The frequency and duration of customer outages are among the IEIMA and IETL performance standards. Any failure to achieve these standards will result in a reduction in Ameren Illinois’ allowed ROE on electric distribution assets. The higher maintenance costs associated with aging infrastructure and capital expenditures for new or replacement infrastructure, compounded by increasing interest rates and inflationary pressures, could cause additional rate volatility for our customers, resistance by our regulators to allow customer rate increases, and/or regulatory lag in some of our jurisdictions, any of which could adversely affect our results of operations, financial position, and liquidity.
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
Decreased use of our generation, transmission, and distribution services might result in stranded costs, which ultimately might not be recovered through rates, and therefore could lead to an impairment or abandonment of assets.
FINANCIAL, ECONOMIC, AND MARKET RISKS
Ameren’s holding company structure could limit its ability to pay common stock dividends and to service its debt obligations.
Ameren is a holding company; therefore, its primary assets are its investments in the common stock of its subsidiaries, including Ameren Missouri, Ameren Illinois, and ATXI. As a result, Ameren’s ability to pay dividends on its common stock depends on the earnings of its subsidiaries and the ability of its subsidiaries to pay dividends or otherwise transfer funds to Ameren. Similarly, Ameren’s ability to service its debt obligations is dependent upon the earnings of its operating subsidiaries and the distribution of those earnings and other payments, including payments of principal and interest under affiliate indebtedness. The payment of dividends to Ameren by its subsidiaries in turn depends on their results of operations, and other items affecting retained earnings, and available cash. Ameren’s subsidiaries are separate and distinct legal entities and have no obligation, contingent or otherwise, to pay any dividends or make any other distributions (except for payments required pursuant to the terms of affiliate borrowing arrangements and cash payments under the tax allocation agreement) to Ameren. Under the IRA, a 15% minimum tax on adjusted financial statement income, as defined in the law, is assessed against corporations whose average annual adjusted financial statement income exceeds $1 billion for three consecutive preceding tax years, effective for tax years beginning after December 31, 2022. Once a corporation exceeds this three-year average annual adjusted financial statement income threshold, it will be subject to the minimum tax for all future tax years. As Ameren files a consolidated income tax return, it is reliant on its subsidiaries to pay the minimum tax once the threshold is exceeded. The payments related to the minimum tax by Ameren Missouri, Ameren Illinois, and ATXI are expected to be recovered, subject to approval by their respective regulators. Certain financing agreements, corporate organizational documents, and certain statutory and regulatory requirements may impose restrictions on the ability of Ameren Missouri, Ameren Illinois, and ATXI to transfer funds to Ameren in the form of cash dividends, loans, or advances.
Significant increases in prices of commodities, labor, services, materials, and supplies and other costs, including costs associated with our defined benefit retirement and postretirement plans, health care plans, and other employee benefits, could adversely affect our results of operations, financial position, or liquidity.
A part of our core strategy focuses on disciplined cost management, including prudently monitoring all of our expenses. However, we have observed inflationary pressures related to prices of commodities, labor, services, materials and supplies, and other costs. We are uncertain whether these inflationary pressures will continue and at what rate. These inflationary pressures, as well as increasing interest rates, could impact our ability to control costs, to make substantial investments in our businesses, to recover costs and investments, to earn our allowed ROEs within frameworks established by our regulators, and/or to maintain affordability of our services for our customers. In addition, these inflationary pressures and increasing interest rates could adversely affect our customers’ usage of, or payment for, our services. Additionally, volatility in the commodities market could increase collateral postings and prepayments. Also, market volatility could significantly affect the investment performance of Ameren’s COLI. Significant increases in our costs could increase our financing needs and otherwise adversely affect our results of operations, financial position, and liquidity. For additional information on purchased power costs, see Outlook under Part II, Item 7, of this report.
Related to benefits, Ameren has defined benefit pension plans covering substantially all of its employees and has postretirement benefit plans covering non-union employees hired before October 2015 and union employees hired before January 2020. Assumptions related to future costs, returns on investments, interest rates, timing of employee retirements, and mortality, as well as other actuarial matters, have a significant impact on our customers’ rates and our plan funding requirements. Ameren’s total pension and postretirement benefit plans were overfunded by $377 million as of December 31, 2022. Ameren expects to fund its pension plans at a level equal to the greater of the pension cost or the legally required minimum contribution. Based on its assumptions at December 31, 2022, its investment performance in 2022, and its pension funding policy, Ameren does not expect to make material contributions in 2023 through 2025, and expects to make aggregate contributions of $170 million in 2026 and 2027. Ameren Missouri and Ameren Illinois estimate that their portion of the future funding requirements will be 40% and 50%, respectively. These estimated contributions may change based on actual investment performance, changes in interest rates, changes in our assumptions, changes in government regulations, and any voluntary contributions. In addition to the costs of our pension plans, the costs of providing health care benefits to our employees and retirees have increased in recent years. We believe that our employee benefit costs, including costs of health care plans for our employees and former employees, will continue to rise. Future legislative changes related to health care could also significantly change our benefit programs and costs.
GENERAL RISKS
Customers’, investors’, legislators’, regulators’, and creditors’ opinions of us are affected by many factors, including system reliability, implementation of our strategic plan, protection of customer information, rates, media coverage, and ESG practices, as well as actions by other utility companies. Negative opinions developed by customers, investors, legislators, regulators, and creditors could harm our reputation.
Our results are influenced by the expectations of our customers, investors, legislators, regulators, and creditors. Those expectations are based, in part, on the reliability and affordability of our utility services. Service interruptions and facility shutdowns can occur due to failures of equipment as a result of severe or destructive weather or other causes. The ability of Ameren Missouri and Ameren Illinois to respond promptly to such failures can affect customer satisfaction. In addition to system reliability issues, the success of modernization efforts, our ability to safeguard sensitive customer information and protect our systems from cyber attacks, and other actions can affect customer satisfaction. The level of rates, the timing and magnitude of rate increases, and the volatility of rates can also affect regulator and customer satisfaction.
Our ability to successfully execute our strategic plan, including the transition of Ameren Missouri’s generation fleet and achievement of the carbon emission reduction targets outlined in the 2022 Change to the 2020 IRP, may affect customers’, investors’, legislators’, regulators’, and creditors’ opinions and actions. Additionally, negative perceptions or publicity resulting from increasing scrutiny of ESG practices could negatively impact our reputation, investment in our common stock, or our access to capital markets. Customers’, investors’, legislators’, regulators’, and creditors’ opinions of us can also be affected by media coverage, including social media, which may include information, whether factual or not, that damages our brand and reputation.
If customers, investors, legislators, regulators, or creditors have or develop a negative opinion of us and our utility services, this could result in increased costs associated with regulatory oversight and could affect the ROEs we are allowed to earn, as well as the access to, and the cost of, capital. Additionally, negative opinions about us or other utility companies could make it more difficult for our businesses to achieve favorable legislative or regulatory outcomes. Negative opinions could also result in sales volume reductions or increased use of distributed generation by our customers. Any of these consequences could adversely affect our results of operations, financial position, and liquidity.
We are subject to employee work force factors that could adversely affect our operations.
Our businesses depend upon our ability to employ and retain key officers and other skilled professional and technical employees. Certain specialized knowledge that focuses on skilled-craft and STEM-related disciplines is required to construct and operate generation, transmission, and distribution assets. Further, a significant portion of our work force is nearing retirement. As of December 31, 2022, approximately 25%, 25%, and 23% of Ameren’s, Ameren Missouri’s, and Ameren Illinois’ total employees were 55 years old or older, respectively. We are also party to collective bargaining agreements that collectively represent about 47%, 59%, and 55% of Ameren’s, Ameren Missouri’s and Ameren Illinois’ total employees, respectively. The Ameren Missouri collective bargaining unit contracts expire in 2025 and 2026, which cover 4% and 96% of represented employees, respectively. The Ameren Illinois collective bargaining unit contracts expire in 2023 and 2026, which cover 8% and 92% of represented employees, respectively. Remote working arrangements could increase our data security risks, including loss of data related to sensitive customer, employee, financial, and operating system information, through insider or outsider actions. Certain events, such as significant delays in finding appropriate replacement talent, inadequately trained replacement employees, a mismatch of skill sets to future needs, any work stoppage experienced in connection with negotiations of collective bargaining agreements, or challenges with remote working arrangements, could adversely affect our operations.
Our operations are subject to acts of sabotage, terrorism, cyber attacks, and other intentionally disruptive acts.
Like other electric and natural gas utilities, our energy centers, fuel storage facilities, transmission and distribution facilities, and enterprise information systems may be affected by malicious acts, terrorist activities and other intentionally disruptive acts, including physical and cyber attacks, which could disrupt our ability to produce or distribute our energy products. In the industry, there continues to be attacks on energy infrastructure, such as substations and related assets. The threat landscape continues to expand, which may result in more attacks in the future. Any such incident could limit our ability to generate, purchase, or transmit power or natural gas and could have significant regional economic consequences. Any such disruption could result in a significant decrease in revenues, a significant increase in costs including those for repair, or adversely affect economic activity in our service territory which, in turn, could adversely affect our results of operations, financial position, and liquidity.
There has been an increase in the number and sophistication of physical and cyber attacks across all industries worldwide. Physical attacks could include sabotaging, vandalizing, or burglarizing transmission and distribution facilities, which are unmanned, widely dispersed, and often in isolated areas, or the theft of physical data and information. Cyber attacks could include viruses, malicious or destructive code, phishing attacks, denial of service attacks, supply chain attacks, ransomware and other extortion-based attacks, improper access by third parties, attacks on email systems, and attacks leading to data loss, operational control, or exploitation of vulnerabilities specific to internally developed systems or to those provided and/or maintained by our suppliers, among various other security breaches. A security breach of our physical assets or in our information systems could affect the reliability of the transmission and distribution system, disrupt electric generation, including nuclear generation, and/or subject us to financial harm resulting from theft or the inappropriate release or destruction of certain types of information, including sensitive customer, employee, financial, and operating system information. Many of our suppliers, vendors, contractors, and information technology providers have access to systems that support our operations and maintain customer and employee data. A breach of these third-party systems could adversely affect our business as if it was a breach of our own system. If a significant breach occurred, our reputation could be adversely affected, customer confidence could be diminished, availability of our services could be impacted, and/or we could be subject to increased costs associated with regulatory oversight, fines or legal claims, any of which could result in a significant decrease in revenues or significant costs for remedying the impacts of such a breach. Our generation, transmission, and distribution systems are part of an interconnected grid. Therefore, a disruption caused by a physical or cyber incident at another utility, electric generator, RTO, or commodity supplier could also adversely affect our businesses. Insurance might not be adequate to cover losses that arise in connection with these events. In addition, new regulations could require changes in our security measures and result in increased costs. The occurrence of any of these events could adversely affect our results of operations, financial position, and liquidity.
Our businesses are dependent on our ability to access the capital markets successfully. We might not have access to sufficient capital in the amounts and at the times needed, as well as on reasonable terms.
We rely on the issuance of short-term and long-term debt and equity as significant sources of liquidity and funding for capital requirements not satisfied by our operating cash flow, as well as to refinance existing long-term debt. The inability to raise debt or equity capital on reasonable terms, or at all, could negatively affect our ability to maintain or to expand our businesses. General economic factors beyond our control might create uncertainty that could increase our cost of capital or impair or eliminate our ability to access the debt, equity, or credit markets, including our ability to draw on bank credit facilities. These factors include depressed economic conditions, a recession, increasing interest rates, inflation, sanctions, trade restrictions, political instability, war, terrorism, and extreme volatility in the debt, equity, or credit markets. Any adverse change in our credit ratings could reduce access to capital and trigger collateral postings and prepayments. Such changes could also increase the cost of borrowing and the costs of fuel, power, and natural gas supply, among other things, which could adversely affect our results of operations, financial position, and liquidity.
ITEM 1B. UNRESOLVED STAFF COMMENTS
None.
ITEM 2.PROPERTIES
For information on our principal properties, see the energy center and in-service utility-related properties tables below. See also Liquidity and Capital Resources and Regulatory Matters in Management’s Discussion and Analysis of Financial Condition and Results of Operations under Part II, Item 7, of this report for a discussion of planned additions. See also Note 5 – Long-term Debt and Equity Financings and Note 14 – Commitments and Contingencies under Part II, Item 8, of this report.

The following table shows the anticipated capability of our energy centers at the time of the expected 2023 peak summer electrical demand for all energy centers owned as of December 31, 2022:

Primary Fuel Source	Energy Center	Location	Net Kilowatt Capability(a)
Ameren Missouri:
Coal	Labadie(b)	Franklin County, Missouri	2,372,000
	Rush Island(c)	Jefferson County, Missouri	1,178,000
	Sioux(d)	St. Charles County, Missouri	972,000
Total coal			4,522,000
Nuclear	Callaway(f)	Callaway County, Missouri	1,194,000
Hydroelectric	Osage(f)	Lakeside, Missouri	235,000
	Keokuk	Keokuk, Iowa	148,000
Total hydroelectric			383,000
Pumped-storage	Taum Sauk(f)	Reynolds County, Missouri	440,000
Wind	High Prairie Renewable	Adair and Schuyler Counties, Missouri	400,000
	Atchison Renewable	Atchison County, Missouri	298,800
Total wind			698,800
Natural gas (CTs)	Audrain(g)	Audrain County, Missouri	608,000
	Venice(h)	Venice, Illinois	489,000
	Goose Creek(h)	Piatt County, Illinois	438,000
	Pinckneyville(h)	Pinckneyville, Illinois	316,000
	Raccoon Creek(h)	Clay County, Illinois	304,000
	Kinmundy(h)	Kinmundy, Illinois	210,000
	Peno Creek(g)	Bowling Green, Missouri	172,000
Total natural gas			2,537,000
Oil (CTs)	Fairgrounds(e)	Jefferson City, Missouri	55,000
	Mexico(e)	Mexico, Missouri	54,000
	Moberly(e)	Moberly, Missouri	54,000
	Moreau(e)	Jefferson City, Missouri	54,000
Total oil			217,000
Methane gas (CT)	Maryland Heights	Maryland Heights, Missouri	9,000
Solar	Montgomery County	Montgomery County, Missouri	5,700
	O’Fallon	O’Fallon, Missouri	4,500
	BJC	St. Louis, Missouri	1,600
	Cape Girardeau	Cape Girardeau, Missouri	1,200
	Lambert	St. Louis County, Missouri	900
	South St. Louis	St. Louis, Missouri	200
Total solar			14,100
Total Ameren Missouri			10,014,900
Ameren Illinois:
Solar	East St. Louis	East St. Louis, Illinois	2,500
Total Ameren			10,017,400
(a)Net kilowatt capability, except for wind and solar generating facilities, is the generating capacity available for dispatch from the energy center into the electric transmission grid. Capability for wind and solar generating facilities represents nameplate capacity. This capacity is only attainable when wind/solar conditions are sufficiently available. The on-demand capability for wind and solar units is zero.
(b)The Labadie Energy Center is scheduled to retire 1,186,000 kilowatts by 2036 and 1,186,000 kilowatts by 2042.
(c)The Rush Island Energy Center is scheduled to retire by 2025 as noted in the 2022 Change to the 2020 IRP. However, changes to the retirement date are subject to a final judgment to be issued by the United States District Court for the Eastern District of Missouri regarding a September 2019 remedy order. For additional information, see Note 14 – Commitments and Contingencies under Part II, Item 8, of this report.
(d)As noted in the 2022 Change to the 2020 IRP, Ameren Missouri has requested to extend the retirement date of the Sioux Energy Center from 2028 to 2030, which is subject to the approval of a change in the asset’s depreciable life by the MoPSC in Ameren Missouri’s 2022 electric service regulatory rate review. See Note 2 – Rate and Regulatory Matters under Part II, Item 8, of this report for additional information on Ameren Missouri’s request to extend the retirement date of the Sioux Energy Center.
(e)The Fairgrounds, Mexico, Moberly, and Moreau energy centers are scheduled to be retired by 2026 as noted in the 2020 IRP.
(f)The operating licenses for the Callaway, Osage, and Taum Sauk energy centers expire in 2044, 2047, and 2044, respectively.
(g)There were economic development arrangements applicable to these CTs, as discussed below.
(h)The Venice Energy Center is scheduled to retire by 2029 and the Goose Creek, Pinckneyville, Raccoon Creek, and Kinmundy energy centers are scheduled to retire by 2040 as noted in the 2022 Change to the 2020 IRP. See Illinois Emissions Standards in Note 14 – Commitments and Contingencies under Part II, Item 8, of this report.

The following table presents in-service electric and natural gas utility-related properties for Ameren Missouri and Ameren Illinois as of December 31, 2022:

	Ameren Missouri	Ameren Illinois
Circuit miles of electric transmission lines(a)	3,126	4,716
Circuit miles of electric distribution lines	33,846	45,972
Percentage of circuit miles of electric distribution lines underground	24%	16%
Miles of natural gas transmission and distribution mains	3,509	18,680
Underground natural gas storage fields	—	12
Total working capacity of underground natural gas storage fields in billion cubic feet	—	24
(a)ATXI owns 545 circuit miles of electric transmission lines not reflected in this table.
Our other properties include office buildings, warehouses, garages, and repair shops.
With only a few exceptions, we have fee title to all principal energy centers and other units of property material to the operation of our businesses, and to the real property on which such facilities are located (subject to mortgage liens securing our outstanding first mortgage bonds and to certain permitted liens and judgment liens). The exceptions as of January 31, 2023 are as follows:
•Certain property is situated on lands occupied under leases, easements, franchises, licenses, or permits. That property includes a portion of Ameren Missouri’s Osage Energy Center reservoir; certain facilities at Ameren Missouri’s Sioux Energy Center; most of Ameren Missouri’s High Prairie Renewable and Atchison Renewable energy centers; Ameren Missouri’s Maryland Heights, Lambert, and BJC energy centers; certain substations; and most transmission and distribution lines and natural gas mains. The United States or the state of Missouri may own or may have paramount rights with respect to certain lands lying in the bed of the Osage River or located between the inner and outer harbor lines of the Mississippi River on which certain of Ameren Missouri’s energy centers and other properties are located.
•The United States, the state of Illinois, the state of Iowa, or the city of Keokuk, Iowa, may own or may have paramount rights with respect to certain lands lying in the bed of the Mississippi River on which a portion of Ameren Missouri’s Keokuk Energy Center is located.
Substantially all of the properties and plant of Ameren Missouri and Ameren Illinois are subject to the liens of the indentures securing their respective mortgage bonds.
Ameren Missouri conveyed most of its Peno Creek CT Energy Center to the city of Bowling Green, Missouri through December 2022. Ameren Missouri had rights and obligations as the operator of the energy center under a long-term agreement with the city of Bowling Green. Under the terms of this agreement, Ameren Missouri was responsible for all operation and maintenance at the energy center. Ownership of the energy center transferred to Ameren Missouri in December 2022, at which time the property, plant, and equipment became subject to the lien of the Ameren Missouri mortgage bond indenture.
Ameren Missouri operates a CT energy center located in Audrain County, Missouri. Ameren Missouri had rights and obligations as the operator of the energy center under a long-term agreement with Audrain County. Under the terms of this agreement, Ameren Missouri was responsible for all operation and maintenance at the energy center. While the agreement was scheduled to expire in December 2023, Ameren Missouri and Audrain County mutually agreed to terminate the agreement in January 2023. Ownership of the energy center was transferred to Ameren Missouri in January 2023, at which time the property, plant, and equipment became subject to the lien of the Ameren Missouri mortgage bond indenture. See Note 5 – Long-term Debt and Equity Financings under Part II, Item 8, of this report for additional information for both agreements associated with the Peno Creek CT and Audrain County CT energy centers.
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
INFORMATION ABOUT OUR EXECUTIVE OFFICERS:
The executive officers of the Ameren Companies, including major subsidiaries, are listed below, along with their ages as of December 31, 2022, all their positions and offices held with the Ameren Companies as of February 21, 2023, and their tenures as officers, and their titles for at least the last five years.
AMEREN CORPORATION:

Name	Age	Positions	Period

Warner L. Baxter	61	Executive Chairman; Ameren	January 2022 – Present
		Chairman, President, and Chief Executive Officer; Ameren	2014(a) – January 2022
Martin J. Lyons, Jr.	56	President and Chief Executive Officer; Ameren	January 2022 – Present
		Chairman and President; Ameren Missouri	December 2019 – January 2022
		Chairman and President; Ameren Services	March 2016 – December 2019
		Executive Vice President and Chief Financial Officer; Ameren	January 2013 – December 2019
Michael L. Moehn	53	Executive Vice President and Chief Financial Officer; Ameren	December 2019 – Present
		Chairman and President; Ameren Services	December 2019 – Present
		Chairman and President; Ameren Missouri	April 2014 – December 2019
Chonda J. Nwamu	51	Senior Vice President, General Counsel, and Secretary; Ameren	August 2019 – Present
		Senior Vice President and Deputy General Counsel; Ameren Services	January 2019 – August 2019
		Vice President and Deputy General Counsel; Ameren Services	September 2016 – January 2019
Theresa A. Shaw	50	Senior Vice President, Finance, and Chief Accounting Officer; Ameren	August 2021 – Present
		Senior Vice President, Regulatory Affairs and Financial Services; Ameren Illinois	September 2019 – August 2021
		Vice President, Regulatory Affairs and Financial Services; Ameren Illinois	July 2018 – August 2019
		Vice President, Internal Audit; Ameren	June 2014 – July 2018
(a)Elected President of Ameren in February 2014, Chief Executive Officer of Ameren in April 2014, and Chairman of Ameren in July 2014.

SUBSIDIARIES:

Name	Age	Positions	Period

Bhavani Amirthalingam	47	Senior Vice President and Chief Digital Information Officer; Ameren Services	March 2018(a) – Present
Mark C. Birk	58	Chairman and President; Ameren Missouri	January 2022 – Present
		Senior Vice President, Customer and Power Operations; Ameren Missouri	October 2017 – January 2022
Fadi M. Diya	60	Senior Vice President and Chief Nuclear Officer; Ameren Missouri	January 2014 – Present
Mark C. Lindgren	55	Senior Vice President, Corporate Communications, and Chief Human Resources Officer; Ameren Services	September 2015 – Present
Gwendolyn G. Mizell	61	Vice President, Chief Sustainability, Diversity, & Philanthropy Officer; Ameren Services	March 2022 – Present
		Vice President, Innovation, and Chief Sustainability Officer; Ameren Services	January 2021 – March 2022
		Vice President, Sustainability and Electrification; Ameren Services	June 2019 – January 2021
		Senior Director, Corporate Social Responsibility; Ameren Services	March 2018 – June 2019
		Director, Diversity, Equity and Inclusion; Ameren Services	October 2015 – March 2018
Shawn E. Schukar	61	Chairman and President; ATXI	May 2017 – Present
Leonard P. Singh	53	Chairman and President; Ameren Illinois	August 2022(b) – Present
(a)Bhavani Amirthalingam served as the Chief Information Officer and Vice President North America for Schneider Electric SE from January 2015 to March 2018.
(b)Leonard P. Singh served as Senior Vice President of Consolidated Edison Company of New York from December 2020 to June 2022 and as Vice President, Manhattan Electric Operations of Consolidated Edison Company of New York from June 2015 to December 2020.
Officers are generally elected or appointed annually by the respective board of directors of each company, following the election of board members at the annual meetings of shareholders. No arrangement or understanding exists between any of the above-named executive officers and the Ameren Companies nor with any other person or persons pursuant to which any executive officer was selected as an officer. There are no family relationships among the executive officers or between any executive officer or any director of the Ameren Companies. Except as noted, the above-named executive officers have been employed by an Ameren company for more than five years in executive or management positions.

PART II
ITEM 5.MARKET FOR REGISTRANTS’ COMMON EQUITY, RELATED STOCKHOLDER MATTERS, AND ISSUER PURCHASE OF EQUITY SECURITIES
Ameren’s common stock is listed on the NYSE (ticker symbol: AEE). Ameren common shareholders of record totaled 37,798 on January 31, 2023. There is no trading market for the common stock of Ameren Missouri and Ameren Illinois. Ameren holds all outstanding common stock of Ameren Missouri and Ameren Illinois.
Purchases of Equity Securities
Ameren Corporation, Ameren Missouri, and Ameren Illinois did not purchase any equity securities reportable under Item 703 of Regulation S-K during the period from October 1, 2022, to December 31, 2022.
Performance Graph
The following graph shows Ameren’s cumulative TSR during the five years ended December 31, 2022. The graph also shows the cumulative total returns of the S&P 500 Index, S&P 500 Utility Index, and the Philadelphia Utility Index. The S&P 500 Utility Index and the Philadelphia Utility Index are market capitalization-weighted indices of U.S. public utility companies. The comparison assumes that $100 was invested on December 31, 2017, in Ameren common stock and in each of the indices shown and that all of the dividends were reinvested.
Comparison of Five-Year Cumulative Return

$200
$175
$150
$125
$100
2017
2018
2019
2020
2021
2022
Ameren (AEE)
S&P 500 Index
S&P 500 Utility Index
Philadelphia Utility Index

December 31,	2017	2018	2019	2020	2021	2022
Ameren (AEE)	$100.00	$113.98	$137.71	$143.59	$168.13	$172.40
S&P 500 Index	100.00	95.61	125.70	148.81	191.48	156.77
S&P 500 Utility Index	100.00	104.11	131.54	132.23	155.60	158.03
Philadelphia Utility Index	100.00	103.52	131.28	134.85	159.45	160.49
Ameren management cautions that the stock price performance shown above should not be considered indicative of future stock price performance.
ITEM 6.(RESERVED)
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
The following discussion should be read in conjunction with the financial statements contained in this Form 10-K. We intend for this discussion to provide the reader with information that will assist in understanding our financial statements, the changes in certain key items in those financial statements, and the primary factors that accounted for those changes, as well as how certain accounting principles affect our financial statements. The discussion also provides information about the financial results of our business segments to provide a better understanding of how those segments and their results affect the financial condition and results of operations of Ameren as a whole. Discussion regarding our financial condition and results of operations for the year ended December 31, 2020, including comparisons with the year ended December 31, 2021, is included in Item 7 of our Form 10-K for the year ended December 31, 2021, filed with the SEC on February 23, 2022.
In addition to presenting results of operations and earnings amounts in total, we present certain information in cents per diluted share. These amounts reflect factors that directly affect Ameren’s earnings. We believe this per diluted share information helps readers to understand the impact of these factors on Ameren’s earnings per diluted share.

OVERVIEW
Our core strategy is driven by the following three pillars, which allow us to capitalize on opportunities to benefit our customers, our shareholders, and the environment:

Investing in rate-regulated energy infrastructure	Enhancing regulatory frameworks and advocating for responsible policies		Optimizing operating performance
To capitalize on opportunities to benefit our customers, our shareholders, and the environment
We invest in rate-regulated energy infrastructure and seek to earn competitive returns on our investments. We seek to make prudent investments that benefit our customers. The goal of these investments is to maintain and enhance the reliability of our services, develop and deliver cleaner sources of energy, create economic development opportunities in our region, and provide customers with more options and greater control over their energy usage, among other things. By prudently investing in our businesses, we believe that we deliver superior value to both customers and shareholders.	We seek to partner with our stakeholders, including our customers, regulators, federal and state legislators, and RTOs, to enhance our regulatory frameworks and advocate for responsible energy and economic policies for the benefit of our customers and shareholders. We believe constructive regulatory frameworks for investment exist at all of our business segments. Accordingly, we expect to earn competitive returns on investments in our businesses and realize timely recovery of our costs in the coming years with the benefits accruing to both customers and shareholders.		Utilizing a continuous improvement mindset, we seek to optimize operating performance for the benefit of our customers. We remain focused on disciplined cost management and strategic capital allocation. We align our overall spending, both operating and capital, with economic conditions and with the frameworks established by our regulators. We focus on minimizing the gap between allowed and earned ROEs and allocating capital resources to business opportunities that we expect will provide the most benefit to our customers and offer the most attractive risk-adjusted return potential.

Rate Base ($ in billions)(a)	Constructive Regulatory Frameworks(c)		TSR 2017-2022(f)
	Segment	Regulatory Framework

100.0%
80.0%
60.0%
40.0%
20.0%
0.0%
60%
58%
72%
Philadelphia Utility Index
S&P 500 Utility Index
Ameren

	Ameren Transmission	Formula ratemaking Allowed ROE of 10.52%
	Ameren Illinois Electric Distribution	Formula ratemaking Allowed ROE of 30-year U.S. Treasury + 5.8%(d)
	Ameren Illinois Natural Gas	Future test year ratemaking and QIP, PGA, VBA Allowed ROE of 9.67%

	Ameren Missouri	Historical test year ratemaking and PISA, RESRAM, FAC, MEEIA, PGA Allowed ROE is not specified(e)

(a)Reflects year-end rate base except for Ameren Transmission, which is average rate base.
(b)Compound annual growth rate.
(c)As of January 2023.
(d)Allowed ROE is subject to performance standards as discussed in Note 2 – Rate and Regulatory Matters under Part II, Item 8, of this report.
(e)Allowed ROE applicable to electric and natural gas delivery service.
(f)Ameren management cautions that the stock price performance shown above should not be considered indicative of future stock price performance.

Key announcements, updates, and regulatory outcomes
In February 2023, Ameren Missouri filed an update to its Smart Energy Plan with the MoPSC, which includes a five-year capital investment overview with a detailed one-year plan for 2023. The plan is designed to upgrade Ameren Missouri’s electric infrastructure and includes investments that will upgrade the grid and accommodate more renewable energy. Investments under the plan are expected to total approximately $9.9 billion over the five-year period from 2023 through 2027, with expenditures largely recoverable under the PISA and the RESRAM. Ameren Missouri’s Smart Energy Plan excludes investments in its natural gas distribution business, as well as removal costs, net of salvage.
In August 2022, Ameren Missouri filed a request with the MoPSC seeking approval to increase its annual revenues for electric service by $316 million. The electric rate increase request is based on a 10.2% ROE, a capital structure composed of 51.9% common equity, a rate base of $11.6 billion, and a test year ended March 31, 2022, with certain pro-forma adjustments expected through an anticipated true-up date of December 31, 2022. In January 2023, the MoPSC staff recommended an increase to Ameren Missouri's annual electric service revenues of $199 million based on a 9.59% ROE, a capital structure composed of 51.84% common equity, and a rate base as of June 30, 2022, of $10.5 billion. Ameren Missouri expects the MoPSC staff will update its rate base estimate through the anticipated true-up date of December 31, 2022. The MoPSC staff’s recommendation includes an adjustment to annual electric service revenues for estimated true-up items from June 30, 2022, to December 31, 2022, including the impacts of any investments made during that period. The MoPSC proceeding relating to the proposed electric service rate changes will take place over a period of up to 11 months, with a decision by the MoPSC expected by June 2023 and new rates effective by July 2023. See Note 2 – Rate and Regulatory Matters under Part II, Item 8, of this report for additional information.
Missouri Senate Bill 745 became effective on August 28, 2022. The law extended Ameren Missouri’s PISA election through December 2028 and allows for an additional extension through December 2033 if requested by Ameren Missouri and approved by the MoPSC, among other things. The law established a 2.5% annual limit on increases to the electric service revenue requirement used to set customer rates due to the inclusion of incremental PISA deferrals in the revenue requirement. The limitation will be effective for revenue requirements approved by the MoPSC after January 1, 2024, and will be based on the revenue requirement established in the immediately preceding rate order. The current rate limitation, which is effective through 2023, is a 2.85% cap on the compound annual growth rate in the average overall customer rate per kilowatthour, based on the electric rates that became effective in April 2017, less half of the annual savings from the TCJA that was passed on to customers as approved in a July 2018 MoPSC order. The law also established electric and natural gas property tax trackers that allow Ameren Missouri to defer the difference between actual property taxes incurred and related taxes included in customer rates as a regulatory asset or regulatory liability, with the difference expected to be reflected in rate base in a subsequent rate order. Upon the effective date of the law, Ameren Missouri began deferring amounts under these trackers. In the 2022 electric service regulatory rate review discussed above, Ameren Missouri requested recovery of the amounts deferred under the electric property tax tracker.
In February 2022, Ameren Missouri, through a subsidiary, entered into a build-transfer agreement to acquire, after construction, the Boomtown Solar Project, a 150-MW solar generation facility, which is expected to be located in southeastern Illinois, support Ameren Missouri’s transition to renewable energy generation, and serve customers under the Renewable Solutions Program, if approved by the MoPSC. In December 2022, the MoPSC staff filed a recommendation that the MoPSC should not approve Ameren Missouri’s July 2022 request for a certificate of convenience and necessity for the facility, arguing Ameren Missouri did not adequately demonstrate the facility is needed to continue providing service to customers. Ameren Missouri expects a decision by the MoPSC by April 2023. In June 2022, Ameren Missouri, through a subsidiary, entered into a build-transfer agreement to acquire, after construction, the Huck Finn Solar Project, a 200-MW solar generation facility, which is expected to be located in central Missouri and support Ameren Missouri’s compliance with the state of Missouri’s requirement of achieving 15% of retail sales from renewable energy sources, of which 2% must be derived from solar energy sources. In February 2023, the MoPSC issued an order approving a nonunanimous stipulation and agreement regarding a requested certificate of convenience and necessity for the Huck Finn Solar Project. Both acquisitions are aligned with the 2022 Change to the 2020 IRP, and are subject to certain conditions, including the issuance of certificates of convenience and necessity by the MoPSC for the Boomtown Solar Project and approval by the FERC for both acquisitions. Depending on the timing of regulatory approvals and the impact of potential sourcing issues, the facilities could be completed as early as the fourth quarter of 2024.
In December 2021, Ameren Missouri filed a motion with the United States District Court for the Eastern District of Missouri to modify a September 2019 remedy order issued by the district court to allow the retirement of the Rush Island Energy Center in advance of its previously expected useful life in lieu of installing a flue gas desulfurization system. The March 31, 2024 compliance date contained in the district court’s September 2019 remedy order remains in effect unless extended by the district court. Transmission upgrade projects to mitigate reliability concerns have been approved by the MISO and are expected to be completed by spring of 2025. In September 2022, the Rush Island Energy Center began operating consistent with a system support resource agreement approved by the FERC in October 2022. The district court has the authority to determine the retirement date and operating parameters for the Rush Island Energy Center. The district court is under no deadline to issue a ruling modifying the remedy order. Related to this matter, in February 2022, the MoPSC issued an order directing the MoPSC staff to review Ameren Missouri’s planned accelerated retirement of the Rush Island Energy Center, including potential impacts on the reliability and cost of Ameren Missouri’s service to its customers; Ameren Missouri’s plans to mitigate the customer impacts of the accelerated retirement; and the prudence of Ameren Missouri’s actions and decisions with regard to the Rush Island Energy Center, among other things. In April 2022, the MoPSC staff filed an initial report with the MoPSC in which the staff concluded early retirement of the Rush Island Energy Center may cause reliability concerns. The MoPSC staff is under no deadline to complete this review. Ameren Missouri expects to seek approval from the MoPSC to finance the costs associated with the retirement, including the remaining unrecovered net plant balance associated with the facility, through the issuance of securitized utility tariff bonds pursuant to Missouri’s securitization statute. See Note 14 – Commitments and Contingencies under Part II, Item 8, of this report for additional information.

In January 2023, Ameren Illinois filed an MYRP with the ICC to be used in setting electric distribution service rates for 2024 through 2027. Under the MYRP, the ICC would approve base rates for electric distribution service to be charged to customers for each calendar year of the four-year period. The following table includes the forecasted revenue requirement, the requested ROE, the requested capital structure common equity percentage, and the forecasted average annual rate base for 2024 through 2027, as reflected in Ameren Illinois’ MYRP:

Year	Forecasted Revenue Requirement (in millions)	Requested ROE	Requested Capital Structure Common Equity Percentage(a)	Forecasted Average Annual Rate Base (in billions)
2024	$1,282	10.5%	53.99%	$4.3
2025	$1,373	10.5%	53.97%	$4.6
2026	$1,477	10.5%	54.02%	$5.0
2027	$1,556	10.5%	54.03%	$5.3
(a)A capital structure of up to and including 50% common equity is deemed prudent and reasonable by law. A higher equity ratio requires specific ICC approval.
Under an MYRP, the IETL permits any initial rate increase to be phased in, with at least 50% of the first annual period’s approved rate increase reflected in rates in the first annual period, with the remaining portion deferred as a regulatory asset that earns a return at the applicable WACC and is collected from customers over a period not to exceed two years beginning within one year after the second annual period’s rates are effective. Ameren Illinois’ MYRP filing utilizes this phase-in provision and proposes to defer 50% of the requested 2024 rate increase of $175 million as a regulatory asset to be collected from customers in 2026. An ICC decision in this proceeding is required by December 2023, with new rates effective starting in January 2024. See Note 2 – Rate and Regulatory Matters under Part II, Item 8, of this report for additional information.
In September 2022, the ICC issued an order approving total ROE incentives and penalties under an MYRP of 24 basis points, allocated among seven performance metrics. These performance metrics include improvements in service reliability in both the frequency and duration of outages, a reduction in peak loads, an increased percentage of spend with diverse suppliers, a reduction in disconnections for certain customers, and improved timeliness in response to customer requests for interconnection of distributed energy resources. These performance metrics and the ROE incentives and penalties will apply annually from 2024 through 2027 under the MYRP filed by Ameren Illinois.
In December 2022, the ICC issued an order in Ameren Illinois’ annual update filing that approved a $61 million increase in Ameren Illinois’ electric distribution service rates beginning in January 2023. This order reflected an increase to the annual performance-based formula rate based on 2021 actual recoverable costs and expected net plant additions for 2022, an increase to include the 2021 revenue requirement reconciliation adjustment including a capital structure composed of 50% common equity, and a decrease for the conclusion of the 2020 revenue requirement reconciliation adjustment, which was fully collected from customers in 2022, consistent with the ICC’s December 2021 annual update filing order.
In December 2022, the ICC issued an order in Ameren Illinois’ annual update filing that approved electric customer energy-efficiency rates of $76 million beginning in January 2023, which represents an increase of $15 million from 2022 rates.
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
In 2021, the MISO issued a report outlining a preliminary long-range transmission planning roadmap of projects through 2039, which considers the rapidly changing generation mix within MISO resulting from significant additions of renewable generation, actual and expected generation plant closures, and state mandates or goals for clean energy or carbon emissions reductions. In July 2022, the MISO approved the first tranche of projects under the first phase of the roadmap. A portion of these projects were assigned to various utilities, of which Ameren was awarded projects that are estimated to cost approximately $1.8 billion, based on the MISO’s cost estimate. Construction on the Ameren projects is expected to begin in 2025, with completion dates expected near the end of this decade. The MISO initiated requests for proposals in December 2022, and is expected to initiate additional requests for proposals in March and July 2023, for additional first tranche projects crossing Missouri, with total cost estimated by the MISO of approximately $0.7 billion, which are expected to be awarded between late-2023 and mid-2024. In November 2022, the MISO released plans for a second tranche of projects and began the process of identifying a list of projects for consideration under this tranche. Ameren expects the second tranche of projects to be approved in the first half of 2024. In July 2022, a group of industrial customers filed a complaint with the FERC, challenging provisions of a MISO tariff that exclude regional transmission projects from the MISO’s competitive bid process based on state laws related to the right of first refusal, which provide an incumbent utility the right to build, maintain, and own transmission lines located within its service territory. The complaint seeks to require MISO to revise its tariff to prohibit the application of state laws related to the right of first refusal in the MISO’s long-range transmission planning and require projects to be bid on a competitive basis, to the maximum extent possible. It also is asking for refunds related to any costs under the tariff that would not comply with the sought-after revisions. The FERC is under no deadline to issue an order in this proceeding.
The IRA was enacted in August 2022. The law extends federal production and investment tax credits for projects beginning construction through 2024 and creates new federal production and investment tax credits for projects placed in service after 2024, among other things. The federal production and investment tax credits will support Ameren’s net-zero carbon emission goals and Ameren Missouri’s 2022 Change to the 2020 IRP, incentivize electrification, and enhance customer affordability during Ameren’s transition to clean energy. In addition, the new law imposes a 15% minimum tax on adjusted financial statement income, as defined in the law, assessed against corporations whose average annual adjusted financial statement income exceeds $1 billion for three consecutive preceding tax years, effective for tax years beginning after December 31, 2022. Once a corporation exceeds this three-year average annual adjusted financial statement income threshold, it will be subject to the minimum tax for all future tax years. See Note 12 – Income Taxes under Part II, Item 8, of this report for additional information.
In February 2022, Ameren’s board of directors increased the quarterly common stock dividend to 59 cents per share, resulting in an annualized equivalent dividend rate of $2.36 per share. In February 2023, Ameren’s board of directors increased the quarterly common stock dividend to 63 cents per share, resulting in an annualized equivalent dividend rate of $2.52 per share.
Earnings
Net income attributable to Ameren common shareholders was $1,074 million, or $4.14 per diluted share, for 2022, and $990 million, or $3.84 per diluted share, for 2021. Net income was favorably affected in 2022, compared with 2021, by increased infrastructure investments across all business segments and a higher recognized ROE at Ameren Illinois Electric Distribution, increased retail electric sales volumes at Ameren Missouri, primarily resulting from colder winter and warmer summer temperatures experienced in 2022, and increased base rate revenues at Ameren Missouri pursuant to the December 2021 MoPSC electric rate order. Net income was unfavorably affected in 2022, compared with 2021, by increased other operations and maintenance expenses not subject to formula rates, riders, or trackers, primarily due to an increase due to the expiration of contracts relating to refined coal tax credits at Ameren Missouri in 2021, a reduction in the cash surrender value of COLI, and increased Callaway Energy Center costs. Earnings in 2022, compared with 2021, were also unfavorably affected by increased financing costs from debt issuances and higher interest on short-term borrowings.
Liquidity
At December 31, 2022, Ameren, on a consolidated basis, had available liquidity in the form of cash on hand and amounts available under the Credit Agreements of $1.5 billion.
Ameren has an ATM program under which Ameren may offer and sell from time to time common stock, which includes the ability to enter into forward sales agreements, subject to market conditions and other factors. As of December 31, 2022, Ameren had approximately $1 billion of common stock available for sale under the ATM program, which takes into account the forward sale agreements in effect as of December 31, 2022. For information regarding long-term debt issuances and maturities, common stock issuances, and outstanding forward sale agreements entered into under the ATM program through the date of this report, see Note 5 – Long-term Debt and Equity Financings under Part II, Item 8, of this report.

Ameren remains focused on strategic capital allocation. The following chart presents 2022 capital expenditures by segment and the midpoint of projected cumulative capital expenditures for 2023 through 2027 by segment:

2022 Capital Expenditures by Segment (Total Ameren – $3.4 billion) (in billions)	Midpoint of 2023 – 2027 Projected Capital Expenditures by Segment (Total Ameren – $19.7 billion) (in billions)

Ameren Missouri(a)	Ameren Illinois Natural Gas

Ameren Illinois Electric Distribution	Ameren Transmission
(a)Ameren Missouri’s projected capital expenditures for 2023 through 2027 includes approximately $0.7 billion of capital expenditures related to coal-fired generation.
For 2023 through 2027, Ameren’s cumulative capital expenditures are projected to range from $18.9 billion to $20.5 billion. The following table presents the range of projected spending by segment:

	Range (in billions)
Ameren Missouri(a)	$10.0	–	$10.8
Ameren Illinois Electric Distribution	3.5	–	3.8
Ameren Illinois Natural Gas	1.8	–	2.0
Ameren Transmission(b)	3.6	–	3.9
Ameren(a)(b)	$18.9	–	$20.5
(a)Amount includes $2.5 billion of renewable generation investments through 2027 consistent with investments outlined in Ameren Missouri’s 2022 Change to the 2020 IRP.
(b)Amount includes $0.8 billion of capital expenditures through 2027 related to projects assigned to Ameren pursuant to the first tranche of projects under the MISO’s long-range transmission planning roadmap.
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

Due to a change in customer behavior and certain business practices resulting from the COVID-19 pandemic, there has been a shift in sales volumes by customer class from pre-pandemic levels at both Ameren Missouri and Ameren Illinois, which began in 2020, with an increase in residential sales, and a decrease in commercial and industrial sales. While our electric sales volumes in 2022, excluding the estimated effects of weather and customer energy-efficiency programs, were comparable to 2021 and, at Ameren Missouri, were comparable to pre-pandemic levels, Ameren Illinois’ sales volumes remain below pre-pandemic levels. However, revenues from Ameren Illinois’ electric distribution business, residential and small nonresidential customers of Ameren Illinois’ natural gas distribution business, and Ameren Illinois’ and ATXI’s electric transmission businesses are decoupled from changes in sales volumes. While our customers are also observing inflationary pressures, those pressures have not significantly affected customer payments. As of December 31, 2022, accounts receivable balances that were 30 days or greater past due or that were a part of a deferred payment arrangement represented 17%, 14%, and 20%, or $107 million, $35 million, and $71 million, of Ameren’s, Ameren Missouri’s, and Ameren Illinois’ customer trade receivables before allowance for doubtful accounts, respectively. In comparison, as of December 31, 2021, these percentages were 20%, 17%, and 24%, or $94 million, $34 million, and $60 million, for Ameren, Ameren Missouri, and Ameren Illinois, respectively. Ameren Illinois’ electric distribution and natural gas distribution businesses have bad debt riders, which provide for recovery of bad debt write-offs, net of any subsequent recoveries. Ameren Missouri does not have a bad debt rider or tracker, and thus its earnings are exposed to increases in bad debt expense, absent regulatory relief.
Ameren Missouri principally uses coal and enriched uranium for fuel in its electric operations and purchases natural gas for its customers. Ameren Illinois purchases power and natural gas for its customers. The prices for these commodities can fluctuate significantly because of the global economic and political environment, weather, supply, demand, inflation, and many other factors. We have natural gas cost recovery mechanisms for our Illinois and Missouri natural gas distribution businesses, a purchased power cost recovery mechanism for Ameren Illinois’ electric distribution business, and a FAC for Ameren Missouri’s electric business.
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
Earnings Summary
The following table presents a summary of Ameren’s earnings for the years ended December 31, 2022 and 2021:

	2022	2021
Net income attributable to Ameren common shareholders	$1,074	$990
Earnings per common share – diluted	4.14	3.84
Net income attributable to Ameren common shareholders in 2022 increased $84 million, or $0.30 per diluted share, from 2021. The increase was due to net income increases of $44 million, $37 million, $33 million, and $15 million at Ameren Missouri, Ameren Illinois Electric Distribution, Ameren Transmission, and Ameren Illinois Natural Gas, respectively. The increases in net income were partially offset by an increase in the net loss for activity not reported as part of a segment, primarily at Ameren (parent), of $45 million.
Earnings per share in 2022, compared with 2021, were favorably affected by:
•increased rate base investments at Ameren Transmission and Ameren Illinois Electric Distribution and a higher recognized ROE due to a higher annual average of the monthly yields of the 30-year United States Treasury bonds at Ameren Illinois Electric Distribution, which increased revenues at these segments (23 cents per share);
•increased electric retail sales at Ameren Missouri, primarily resulting from colder winter temperatures and warmer summer temperatures experienced in 2022 (estimated at 13 cents per share);
•higher base rate revenues at Ameren Missouri pursuant to the December 2021 MoPSC electric rate order, partially offset by the amortization of previously deferred depreciation expense under the PISA and RESRAM, financing costs otherwise recoverable under the PISA and RESRAM, a higher base level of expenses, and the net recovery for amounts associated with the reduction in sales volumes resulting from MEEIA programs (10 cents per share);
•increased Ameren Illinois Natural Gas earnings from investments in qualifying infrastructure recovered under the QIP and higher base rates, pursuant to the ICC’s January 2021 natural gas rate order (7 cents per share);
•increased base rate revenues at Ameren Missouri for the inclusion of previously deferred interest charges pursuant to the December 2021 MoPSC electric rate order, partially offset by lower deferral of interest charges related to infrastructure investments associated with the PISA and RESRAM (6 cents per share);
•increased electric retail sales at Ameren Missouri, excluding the estimated effects of weather, primarily due to increased sales volumes for commercial and residential customers (5 cents per share);

•a change in the method of earning MEEIA performance incentives from metrics-based to spend-based, which resulted in an increased level of MEEIA performance incentives due to the recognition of incentives from two program years in 2022, compared with one program year in 2021 (4 cents per share);
•increased Ameren Missouri margins resulting from increased electric demand and customer charges, higher base rates pursuant to the December 2021 MoPSC natural gas rate order, and increased electric transmission service revenues (3 cents per share);
•increased other income, net, primarily due to increased non-service cost components of net periodic benefit income not subject to formula rates or trackers largely due to a decrease in net actuarial losses (3 cents per share); and
•the absence in 2022 of the FERC’s March 2021 order, primarily related to the historical recovery of materials and supplies inventories, which decreased Ameren Transmission revenues in 2021 (3 cents per share).
Earnings per share in 2022, compared with 2021, were unfavorably affected by:
•increased other operations and maintenance expenses not subject to formula rates, riders, or trackers, primarily due to the expiration of contracts relating to refined coal tax credits at Ameren Missouri in 2021, a reduction in the cash surrender value of COLI, and increased Callaway Energy Center costs (26 cents per share);
•increased financing costs, primarily at Ameren Missouri and Ameren (parent), primarily due to higher long-term debt balances and higher interest rates on short-term borrowings (13 cents per share);
•decreased other income, net, from lower earnings on equity method investments to advance clean and resilient energy technologies and increased charitable donations, primarily at Ameren (parent) (8 cents per share); and
•increased weighted-average basic common shares outstanding resulting from issuances of common shares as detailed in Note 5 – Long-term Debt and Equity Financings under Part II, Item 8, of this report (3 cents per share).
The cents per share information presented is based on the weighted-average basic shares outstanding in 2021 and does not reflect any change in earnings per share resulting from dilution, unless otherwise noted. Amounts other than variances related to income taxes have been presented net of income taxes using Ameren’s 2022 statutory tax rate of 26%. For additional details regarding the Ameren Companies’ results of operations, including explanations of Electric and Natural Gas Margins, Other Operations and Maintenance Expenses, Depreciation and Amortization, Taxes Other Than Income Taxes, Other Income, Net, Interest Charges, and Income Taxes, see the major headings below.

Below is Ameren’s table of income statement components by segment for the years ended December 31, 2022 and 2021:

2022	Ameren Missouri	Ameren Illinois Electric Distribution	Ameren Illinois Natural Gas	Ameren Transmission	Other / Intersegment Eliminations	Ameren
Electric revenues	$3,849	$2,256	$—	$615	$(139)	$6,581
Fuel	(473)	—	—	—	—	(473)
Purchased power	(677)	(984)	—	—	114	(1,547)
Electric margins	2,699	1,272	—	615	(25)	4,561
Natural gas revenues	197	—	1,180	—	(1)	1,376
Natural gas purchased for resale	(104)	—	(553)	—	—	(657)
Natural gas margins	93	—	627	—	(1)	719
Other operations and maintenance expenses	(1,028)	(580)	(253)	(60)	(16)	(1,937)
Depreciation and amortization	(732)	(332)	(98)	(123)	(4)	(1,289)
Taxes other than income taxes	(363)	(75)	(82)	(9)	(10)	(539)
Operating income (loss)	669	285	194	423	(56)	1,515
Other income, net	99	60	19	17	31	226
Interest charges	(213)	(74)	(44)	(84)	(71)	(486)
Income (taxes) benefit	10	(68)	(46)	(92)	20	(176)
Net income (loss)	565	203	123	264	(76)	1,079
Noncontrolling interests – preferred stock dividends	(3)	(1)	—	(1)	—	(5)
Net income (loss) attributable to Ameren common shareholders	$562	$202	$123	$263	$(76)	$1,074
2021
Electric revenues	$3,212	$1,639	$—	$562	$(116)	$5,297
Fuel	(581)	—	—	—	—	(581)
Purchased power	(227)	(466)	—	—	87	(606)
Electric margins	2,404	1,173	—	562	(29)	4,110
Natural gas revenues	141	—	957	—	(1)	1,097
Natural gas purchased for resale	(60)	—	(382)	—	—	(442)
Natural gas margins	81	—	575	—	(1)	655
Other operations and maintenance expenses	(948)	(534)	(236)	(62)	6	(1,774)
Depreciation and amortization	(632)	(309)	(90)	(111)	(4)	(1,146)
Taxes other than income taxes	(343)	(76)	(73)	(8)	(12)	(512)
Operating income (loss)	562	254	176	381	(40)	1,333
Other income, net	99	39	13	15	36	202
Interest charges	(137)	(74)	(42)	(83)	(47)	(383)
Income (taxes) benefit	(3)	(53)	(39)	(82)	20	(157)
Net income (loss)	521	166	108	231	(31)	995
Noncontrolling interests – preferred stock dividends	(3)	(1)	—	(1)	—	(5)
Net income (loss) attributable to Ameren common shareholders	$518	$165	$108	$230	$(31)	$990

Below is Ameren Illinois’ table of income statement components by segment for the years ended December 31, 2022 and 2021:

2022	Ameren Illinois Electric Distribution	Ameren Illinois Natural Gas	Ameren Illinois Transmission	Other / Intersegment Eliminations	Ameren Illinois
Electric revenues	$2,256	$—	$424	$(104)	$2,576
Purchased power	(984)	—	—	104	(880)
Electric margins	1,272	—	424	—	1,696
Natural gas revenues	—	1,180	—	—	1,180
Natural gas purchased for resale	—	(553)	—	—	(553)
Natural gas margins	—	627	—	—	627
Other operations and maintenance expenses	(580)	(253)	(49)	—	(882)
Depreciation and amortization	(332)	(98)	(84)	—	(514)
Taxes other than income taxes	(75)	(82)	(4)	—	(161)
Operating income	285	194	287	—	766
Other income, net	60	19	17	—	96
Interest charges	(74)	(44)	(50)	—	(168)
Income taxes	(68)	(46)	(65)	—	(179)
Net income	203	123	189	—	515
Preferred stock dividends	(1)	—	(1)	—	(2)
Net income attributable to common shareholder	$202	$123	$188	$—	$513
2021
Electric revenues	$1,639	$—	$365	$(66)	$1,938
Purchased power	(466)	—	—	66	(400)
Electric margins	1,173	—	365	—	1,538
Natural gas revenues	—	957	—	—	957
Natural gas purchased for resale	—	(382)	—	—	(382)
Natural gas margins	—	575	—	—	575
Other operations and maintenance expenses	(534)	(236)	(50)	—	(820)
Depreciation and amortization	(309)	(90)	(73)	—	(472)
Taxes other than income taxes	(76)	(73)	(4)	—	(153)
Operating income	254	176	238	—	668
Other income, net	39	13	14	—	66
Interest charges	(74)	(42)	(48)	—	(164)
Income taxes	(53)	(39)	(51)	—	(143)
Net income	166	108	153	—	427
Preferred stock dividends	(1)	—	(1)	—	(2)
Net income attributable to common shareholder	$165	$108	$152	$—	$425
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

Electric Margins

Total by Segment(a)	Increase by Segment
Overall Ameren Increase of $451 Million

$5,000
$4,500
$4,000
$3,500
$3,000
$2,500
$2,000
$1,500
$1,000
$500
$0
$ (Millions)
$4,561
$615
$1,272
$2,699
$4,110
$562
$1,173
$2,404
2022
2021

(a)Includes other/intersegment eliminations of $(25) million and $(29) million in 2022 and 2021, respectively.

Ameren Missouri	Ameren Illinois Electric Distribution	Ameren Transmission	Other/Intersegment Eliminations
Natural Gas Margins

Total by Segment(a)	Increase by Segment
Overall Ameren Increase of $64 Million

$800
$700
$600
$500
$400
$300
$200
$100
$0
$ (Millions)
$719
$627
$93
$655
$575
$81
2022
2021

(a)Includes other/intersegment eliminations of $(1) million and $(1) million in 2022 and 2021, respectively.

Ameren Missouri	Ameren Illinois Natural Gas	Other/Intersegment Eliminations

The following table presents the favorable (unfavorable) variations by segment for electric and natural gas margins in 2022, compared with 2021:

Electric and Natural Gas Margins
2022 versus 2021	Ameren Missouri	Ameren Illinois Electric Distribution	Ameren Illinois Natural Gas	Ameren Transmission(a)	Other / Intersegment Eliminations	Ameren
Electric revenue change:
Base rates (estimate)(b)	$202	$87	$—	$53	$—	$342
Effect of weather (estimate)(c)	53	—	—	—	—	53
Sales volumes and changes in customer usage patterns (excluding the estimated effects of weather and MEEIA)	17	—	—	—	—	17
MEEIA 2019 performance incentives	13	—	—	—	—	13
Off-system sales, capacity, and FAC revenues, net	315	—	—	—	—	315
Ameren Illinois customer energy-efficiency program investment revenues	—	12	—	—	—	12
Transmission service	3	—	—	—	—	3
Demand and customer charges	4	—	—	—	—	4
Other	(2)	3	—	—	4	5
Cost recovery mechanisms – offset in fuel and purchased power(d)	(2)	518	—	—	(27)	489
Other cost recovery mechanisms(e)	34	(3)	—	—	—	31
Total electric revenue change	$637	$617	$—	$53	$(23)	$1,284
Fuel and purchased power change:
Energy costs (excluding the estimated effect of weather)	$(320)	$—	$—	$—	$—	$(320)
Effect of weather (estimate)(c)	(10)	—	—	—	—	(10)
Effect of higher net energy costs included in base rates	(10)	—	—	—	—	(10)
Other	(4)	—	—	—	—	(4)
Cost recovery mechanisms – offset in electric revenue(d)	2	(518)	—	—	27	(489)
Total fuel and purchased power change	$(342)	$(518)	$—	$—	$27	$(833)
Net change in electric margins	$295	$99	$—	$53	$4	$451
Natural gas revenue change:
Base rates (estimate)	$3	$—	$4	$—	$—	$7
Effect of weather (estimate)(c)	12	—	—	—	—	12
Change in rate design	—	—	1	—	—	1
QIP rider	—	—	26	—	—	26
Other	2	—	3	—	—	5
Cost recovery mechanisms – offset in natural gas purchased for resale(d)	36	—	171	—	—	207
Other cost recovery mechanisms(e)	3	—	18	—	—	21
Total natural gas revenue change	$56	$—	$223	$—	$—	$279
Natural gas purchased for resale change:
Effect of weather (estimate)(c)	$(8)	$—	$—	$—	$—	$(8)
Cost recovery mechanisms – offset in natural gas revenue(d)	(36)	—	(171)	—	—	(207)
Total natural gas purchased for resale change	$(44)	$—	$(171)	$—	$—	$(215)
Net change in natural gas margins	$12	$—	$52	$—	$—	$64
(a)Includes an increase in transmission electric margins of $59 million in 2022, compared with 2021, at Ameren Illinois.
(b)For Ameren Illinois Electric Distribution and Ameren Transmission, base rates include increases or decreases to operating revenues related to the revenue requirement reconciliation adjustment under formula rates. For Ameren Missouri, base rates exclude an increase for the recovery of lost electric margins resulting from the MEEIA customer energy-efficiency programs and a decrease in base rates for RESRAM. These changes in Ameren Missouri base rates are included in the “Sales volumes and changes in customer usage patterns (excluding the estimated effects of weather and MEEIA)” and “Cost recovery mechanisms - offset in fuel and purchased power” line items, respectively.
(c)Represents the estimated variation resulting primarily from changes in cooling and heating degree days on electric and natural gas demand compared with the prior year; this variation is based on temperature readings from the National Oceanic and Atmospheric Administration weather stations at local airports in our service territories.
(d)Electric and natural gas revenue changes are offset by corresponding changes in “Fuel,” “Purchased power,” and “Natural gas purchased for resale” on the statement of income, resulting in no change to electric and natural gas margins. Activity in Other/Intersegment Eliminations represents the elimination of related-party transactions between Ameren Missouri, Ameren Illinois, and ATXI, as well as Ameren Transmission revenue from transmission services provided to Ameren Illinois Electric Distribution. See Note 13 – Related-party Transactions and Note 16 – Segment Information under Part II, Item 8, of this report for additional information on intersegment eliminations.
(e)Offsetting expense increases or decreases are reflected in “Other operations and maintenance,” “Depreciation and amortization,” or in “Taxes other than income taxes” within the “Operating Expenses” section of the statement of income. These items have no overall impact on earnings.

Ameren
Ameren’s electric margins increased $451 million, or 11%, in 2022, compared with 2021, because of increased margins at Ameren Missouri, Ameren Illinois Electric Distribution, and Ameren Transmission, as discussed below. Ameren’s natural gas margins increased $64 million, or 10%, between years primarily because of increased margins at Ameren Illinois Natural Gas and Ameren Missouri, as discussed below.
Ameren Transmission
Ameren Transmission’s margins increased $53 million, or 9%, in 2022, compared with 2021. Base rate revenues were favorably affected by increased capital investment (+$23 million), as evidenced by a 10% increase in rate base used to calculate the revenue requirement, higher recoverable expenses (+$19 million), the absence in 2022 of the FERC’s March 2021 order (+$7 million), and a higher equity percentage in the capital structure at Ameren Illinois (+$4 million). See Transmission Formula Rate Revisions in Note 2 – Rate and Regulatory Matters under Part II, Item 8, of this report for additional information regarding the March 2021 FERC order.
Ameren Missouri
Ameren Missouri’s electric margins increased $295 million, or 12%, in 2022, compared with 2021. Revenues associated with “Cost recovery mechanisms – offset in fuel and purchased power” were comparable to 2021, with a decrease of $2 million in 2022, due to changes in amortization of costs previously deferred under the FAC that were reflected in customer rates. The changes to “Cost recovery mechanisms - offset in fuel and purchased power” are fully offset by “Cost recovery mechanisms - offset in electric revenue,” in the table above, and result in no impact to margins. Ameren Missouri’s 5% exposure to net energy cost variances under the FAC is reflected within “Off-system sales, capacity, and FAC revenues, net” and “Energy costs (excluding the estimated effect of weather)”.
The following items had a favorable effect on Ameren Missouri’s electric margins in 2022, compared with 2021:
•The December 2021 MoPSC electric rate order effective February 28, 2022, resulted in higher electric base rates, excluding the change in base rates for the MEEIA customer energy-efficiency programs and the RESRAM, partially offset by higher net energy costs included in base rates, increased margins $192 million. The change in electric base rates is the sum of the change in “Base rates (estimate)” (+$202 million) and the “Effect of higher net energy costs included in base rates” (-$10 million) in the table above.
•Summer temperatures were warmer as cooling degree days increased 3% through September, and winter temperatures were colder as heating degree days increased 11%. The aggregate effect of weather increased margins by an estimated $43 million. The change in margins due to weather is the sum of the “Effect of weather (estimate)” on electric revenues (+$53 million) and the “Effect of weather (estimate)” on fuel and purchased power (-$10 million) in the table above.
•Other cost recovery mechanisms increased margins $34 million due to increased RESRAM revenues (+$38 million), primarily resulting from a lower deferral of revenues due to inclusion of production tax credits in base rates pursuant to the December 2021 electric rate order and increased excise taxes (+$9 million), partially offset by a decrease in recoverable MEEIA program costs (-$13 million).
•Excluding the estimated effects of weather and the MEEIA customer energy-efficiency programs, electric revenues increased an estimated $17 million. The increase was primarily due to an increase in commercial and residential sales volumes and an increase in the average retail price per kilowatthour due to changes in customer usage patterns.
•The MEEIA 2019 performance incentives increased revenues $13 million due to a change in the method of earning MEEIA performance incentives from metrics-based to spend-based, resulting in the recognition in 2022 of performance incentives for program years 2021 and 2022, compared with recognition in 2021 of the performance incentive for program year 2020.
•Demand and customer charges increased revenues $4 million due to higher revenues from commercial customer demand charges and increased residential and commercial customer counts.
•Transmission service revenues increased $3 million, primarily due to increased volumes.
Ameren Missouri’s electric margins decreased $5 million due to its 5% exposure to net energy cost variances under the FAC. The change in net energy costs is the sum of “Off-system sales, capacity and FAC revenues, net” (+$315 million) and “Energy costs (excluding the estimated effect of weather)” (-$320 million) in the table above. Net energy costs were higher than those reflected in base rates, primarily because of higher purchased power costs due to higher energy prices in 2022, compared with 2021. Higher purchased power costs were partially offset by a favorable net impact of capacity revenues and costs. Ameren Missouri sells nearly all of its capacity to the MISO and purchases the capacity it needs to supply its native load sales from the MISO. Capacity revenues and costs increased as the capacity price set by the annual MISO auction in 2022 increased from $5 per MW-day to $237 per MW-day. The April 2021 MISO auction pricing was effective from June 2021 through May 2022, while the April 2022 MISO auction pricing established the annual rate beginning in June 2022. In 2022, compared with 2021, increased capacity revenues of $367 million are reflected in “Off-system sales, capacity and FAC revenues, net” and increased capacity costs of $355 million are reflected in “Energy costs (excluding the estimated effect of weather)” in the table above. See Outlook for additional information related to the April 2022 MISO auction.

Ameren Missouri’s natural gas margins increased $12 million, or 15%, in 2022, compared with 2021. Purchased gas costs increased $36 million in 2022, compared with 2021, due to 2022 amortization of natural gas costs previously deferred under the PGA, driven by a significant increase in cost and customer demand as result of the extremely cold weather in mid-February 2021. The increased purchased gas costs are fully offset by an increase in natural gas revenues under the PGA, resulting in no impact to margin. The increase in purchased gas cost is reflected in “Cost recovery mechanisms – offset in natural gas revenue” and the associated recoveries from customers is reflected in “Cost recovery mechanisms – offset in natural gas purchased for resale” in the table above.
The following items had a favorable effect on Ameren Missouri’s natural gas margins in 2022, compared with 2021:
•Revenues increased $4 million due to colder winter temperatures as heating degree days increased 11%. The change in margins due to weather is the sum of the “Effect of weather (estimate)” on natural gas revenues (+$12 million) and the “Effect of weather (estimate)” on natural gas purchased for resale (-$8 million) in the table above.
•Revenues increased $3 million due to higher base rates as a result of the December 2021 MoPSC natural gas rate order effective February 28, 2022.
•Other cost recovery mechanisms increased revenues $3 million due to increased revenues for excise taxes.
Ameren Illinois
Ameren Illinois’ electric margins increased $158 million, or 10%, in 2022, compared with 2021, driven by increased margins at Ameren Illinois Electric Distribution and Ameren Illinois Transmission. Ameren Illinois Natural Gas’ margins increased $52 million, or 9%, between years.
Ameren Illinois Electric Distribution
Ameren Illinois Electric Distribution’s margins increased $99 million, or 8%, in 2022, compared with 2021. Purchased power costs increased $518 million in 2022, compared with 2021, primarily due to increased energy prices (+$260 million), which largely reflect the results of IPA procurement events, and higher volumes (+$131 million), primarily due to residential and small commercial customer switching from alternative retail electric suppliers to Ameren Illinois’ supplied power. In addition to higher energy prices and volumes, purchased power costs increased due to higher capacity prices (+$91 million). In 2022, capacity revenues and costs increased as the capacity price set by the annual MISO auction in April 2022 increased from $5 per MW-day to $237 per MW-day. The April 2021 MISO auction pricing was effective from June 2021 through May 2022, while the April 2022 MISO auction pricing established the annual rate beginning in June 2022. See Outlook for additional information related to the April 2022 MISO auction. The increased purchased power costs are fully offset by an increase in electric revenues under the cost recovery mechanisms for purchased power, resulting in no impact to margin. The increase in purchased power cost is reflected in “Cost recovery mechanisms – offset in electric revenue” and the associated recoveries from customers is reflected in “Cost recovery mechanisms – offset in fuel and purchased power” in the table above.
The following items had a favorable effect on Ameren Illinois Electric Distribution’s margins in 2022, compared with 2021:
•Base rates increased due to higher recoverable non-purchased power expenses (+$67 million), a higher recognized ROE (+$21 million), as evidenced by an increase of 106 basis points in the annual average of the monthly yields of the 30-year United States Treasury bonds, and increased capital investment (+$8 million), as evidenced by a 6% increase in year-end rate base, partially offset by the results from 2020 and 2021 revenue requirement reconciliation adjustment true-ups recognized in the following respective year (-$9 million). The sum of these changes collectively increased margins $87 million.
•Revenues increased $12 million due to the recovery of and return on increased customer energy-efficiency program investments under performance-based formula ratemaking.
Ameren Illinois Natural Gas
Ameren Illinois Natural Gas’ margins increased $52 million, or 9%, in 2022, compared with 2021. Purchased gas costs increased $171 million in 2022, compared with 2021, due to 2022 amortization of natural gas costs previously deferred under the PGA, driven by a significant increase in cost and customer demand as a result of the extremely cold weather in mid-February 2021. The increased purchased gas costs are fully offset by an increase in natural gas revenues under the PGA, resulting in no impact to margin. The increase in purchased gas cost is reflected in “Cost recovery mechanisms – offset in natural gas revenue” and the associated recoveries from customers is reflected in “Cost recovery mechanisms – offset in natural gas purchased for resale” in the table above.
The following items had a favorable effect on Ameren Illinois Natural Gas’ margins in 2022, compared with 2021:
•Revenues increased $26 million due to additional investment in natural gas infrastructure under the QIP.
•Other cost recovery mechanisms increased revenues $18 million, primarily due to increased revenues for excise taxes and various other riders.

•Revenues increased $4 million due to higher base rates, primarily as a result of the January 2021 natural gas rate order.
Ameren Illinois Transmission
Ameren Illinois Transmission’s electric margins increased $59 million, or 16%, in 2022, compared with 2021. Base rate revenues were favorably affected by increased capital investment (+$25 million), as evidenced by a 16% increase in rate base used to calculate the revenue requirement, higher recoverable expenses (+$23 million), the absence in 2022 of the FERC’s March 2021 order (+$7 million), and a higher equity percentage in the capital structure (+$4 million). See Transmission Formula Rate Revisions in Note 2 – Rate and Regulatory Matters under Part II, Item 8, of this report for additional information regarding the March 2021 FERC order.
Other Operations and Maintenance Expenses

Total by Segment(a)	Increase (Decrease) by Segment
Overall Ameren Increase of $163 Million

$2,000
$1,600
$1,200
$800
$400
$0
$ (Millions)
$1,937
$253
$580
$1,028
$1,774
$236
$534
$948
2022
2021

(a)Includes $60 million and $62 million at Ameren Transmission in 2022 and 2021, respectively, and other/intersegment eliminations of $16 million and $(6) million in 2022 and 2021, respectively.

Ameren Missouri	Ameren Illinois Natural Gas	Other/Intersegment Eliminations

Ameren Illinois Electric Distribution	Ameren Transmission
Ameren
Other operations and maintenance expenses at Ameren increased $163 million in 2022, compared with 2021. In addition to changes by segment as discussed below, other operations and maintenance expenses increased $22 million in 2022 for activity not reported as part of a segment, as reflected in “Other/Intersegment Eliminations” above, primarily because of an increase in the elimination of the non-service cost component of net periodic benefit income at Ameren Services. The non-service cost component of net periodic benefit cost or income at Ameren Services is allocated to the segments and primarily included in the segments’ other operations and maintenance expenses.
Ameren Transmission
Other operations and maintenance expenses were comparable between periods.

Ameren Missouri
The $80 million increase in Ameren Missouri’s other operations and maintenance expenses in 2022, compared with 2021, was primarily due to the following items:
•The absence in 2022 of $21 million in service fees received under refined coal production agreements, as the result of the expiration of refined coal tax credits at the end of 2021, which was reflected in electric service rates pursuant to the December 2021 MoPSC rate order.
•Labor and benefit costs increased $20 million, largely because of a higher base level of pension service costs reflected in electric service rates pursuant to the December 2021 MoPSC rate order.
•The cash surrender value of COLI decreased $20 million, primarily because of unfavorable market returns in 2022. In 2022, the effect of changes in the cash surrender value of COLI was a loss of $14 million, compared with a gain of $6 million in 2021.
•Callaway Energy Center costs increased $10 million, primarily because of the amortization of increased costs related to the spring 2022 refueling and maintenance outage and other non-outage related costs.
•The absence of a $5 million deferral to a regulatory asset of certain costs previously incurred to the COVID-19 pandemic, pursuant to MoPSC orders from March 2021, which decreased other operations and maintenance expenses in 2021.
•Technology-related expenditures increased $5 million, primarily because of costs associated with digital enablement projects and software licensing costs.
•Costs related to the wind energy centers increased $5 million, which are recovered under the RESRAM.
•Customer billing costs increased $4 million, primarily because credit card fees charged to customers were discontinued in March 2022 pursuant to the December 2021 MoPSC rate order, which incorporated an amount of such fees in electric service rates.
The following items partially offset the above increases in other operations and maintenance expenses between years:
•MEEIA customer energy-efficiency program spend decreased $13 million, as approved by the MoPSC.
•Non-nuclear and non-wind energy center maintenance costs decreased $6 million, primarily because of reduced energy center maintenance outages and lower maintenance expenditures related to reduced operations at the Meramec and Rush Island energy centers.
Ameren Illinois
Other operations and maintenance expenses increased $62 million at Ameren Illinois in 2022, compared with 2021, as discussed below. Other operations and maintenance expenses were comparable at Ameren Illinois Transmission between 2022 and 2021.
Ameren Illinois Electric Distribution
The $46 million increase in Ameren Illinois Electric Distribution’s other operations and maintenance expenses in 2022, compared with 2021, was primarily due to the following items:
•Distribution system expenditures increased $15 million, primarily because of projects deferred to 2022 as a result of 2021 storm restoration efforts for which the associated costs were deferred as a regulatory asset in 2021.
•The cash surrender value of COLI decreased $10 million, primarily because of unfavorable market returns in 2022, compared with favorable market returns in 2021.
•Amortization of regulatory assets associated with customer energy-efficiency program investments under formula ratemaking increased $8 million.
•Increased bad debt expense of $7 million because of increased recovery of bad debt costs allowed by the ICC.
•Injuries and damages increased $6 million, primarily because of an increase in claims compared with 2021.
•Technology-related expenditures increased $4 million, primarily because of costs associated with digital enablement projects and software licensing costs.
The above increases were partially offset by a $4 million reduction in environmental remediation rider costs, primarily resulting from fewer remediation projects.
Ameren Illinois Natural Gas
Other operations and maintenance expenses at Ameren Illinois Natural Gas increased $17 million in 2022, compared with 2021, primarily because of the following items:
•The cash surrender value of COLI decreased $5 million, primarily because of unfavorable market returns in 2022, compared with favorable market returns in 2021. The effect of COLI was a loss of $4 million, compared with a gain of $1 million in 2021.

•Increase of $5 million in costs recovered under various riders.
•Distribution system expenditures increased $4 million, primarily related to higher contractor service costs.
Depreciation and Amortization

Total by Segment(a)	Increase by Segment
Overall Ameren Increase of $143 Million

$1,400
$1,200
$1,000
$800
$600
$400
$200
$0
$ (Millions)
$1,289
$123
$98
$332
$732
$1,146
$111
$90
$309
$632
2022
2021

(a)Includes other/intersegment eliminations of $4 million and $4 million in 2022 and 2021, respectively.

Ameren Missouri	Ameren Illinois Natural Gas	Other/Intersegment Eliminations

Ameren Illinois Electric Distribution	Ameren Transmission
The $143 million, $100 million, and $42 million increases in depreciation and amortization expenses in 2022, compared with 2021, at Ameren, Ameren Missouri, and Ameren Illinois, respectively, were primarily due to additional property, plant, and equipment across their respective segments. Ameren’s and Ameren Missouri’s depreciation and amortization expenses were affected by the following, which include the effect of the additional investments in property, plant, and equipment:
•Depreciation and amortization rate changes pursuant to the December 2021 MoPSC electric rate order, which increased depreciation and amortization expenses by $57 million.
•Increased depreciation and amortization expenses of $57 million for amounts previously deferred under the PISA and RESRAM and subsequently reflected in base rates pursuant to the December 2021 MoPSC electric rate order, largely due to investments in wind generation.
•Fewer deferrals of depreciation and amortization of expenses of $50 million due to less property, plant, and equipment eligible for recovery under the PISA and RESRAM as a result of the December 2021 MoPSC electric rate order.
•The net deferral related to the Meramec Energy Center retirement, which decreased depreciation and amortization by $51 million, pursuant to the December 2021 MoPSC electric rate order, which established a five-year recovery period for certain Meramec Energy Center costs.
•The deferral of RESRAM eligible expenses decreased depreciation and amortization expenses by $10 million.

Taxes Other Than Income Taxes

Total by Segment(a)	Increase (Decrease) by Segment
Overall Ameren Increase of $27 Million

$600
$480
$360
$240
$120
$0
$ (Millions)
$539
$82
$75
$363
$512
$73
$76
$343
2022
2021

(a)Includes $9 million and $8 million at Ameren Transmission in 2022 and 2021, respectively, and other/intersegment eliminations of $10 million and $12 million in 2022 and 2021, respectively.

Ameren Missouri	Ameren Illinois Natural Gas	Other/Intersegment Eliminations

Ameren Illinois Electric Distribution	Ameren Transmission
Taxes other than income taxes increased $27 million at Ameren in 2022, compared with 2021, primarily because of $12 million and $8 million increases in excise taxes at Ameren Missouri and Ameren Illinois Natural Gas, respectively, mostly due to higher base rates at Ameren Missouri, pursuant to the December 2021 MoPSC electric rate order, and increased sales at both segments. Taxes other than income taxes also increased $8 million at Ameren Missouri because of increased property taxes, primarily resulting from higher assessed values, that were incurred prior to the implementation of the electric and natural gas property tax trackers beginning in August 2022.
See Excise Taxes in Note 15 – Supplemental Information under Part II, Item 8, of this report for additional information.

Other Income, Net

Total by Segment	Increase (Decrease) by Segment
Overall Ameren Increase of $24 Million

$240
$210
$180
$150
$120
$90
$60
$30
$0
$ (Millions)
$226
$31
$17
$19
$60
$99
$202
$36
$15
$13
$39
$99
2022
2021

Ameren Missouri	Ameren Illinois Natural Gas	Other/Intersegment Eliminations

Ameren Illinois Electric Distribution	Ameren Transmission
Other income, net, increased $24 million at Ameren in 2022, compared with 2021, primarily because of increases in the non-service cost component net periodic benefit income of $19 million, $19 million, and $8 million for Ameren Illinois Electric Distribution, activity not reported as part of a segment, and Ameren Illinois Natural Gas, respectively, largely due to a decrease in net actuarial losses. These increases in other income, net, were partially offset by a $15 million increase in charitable contributions and a $10 million decrease in income from equity method investments, primarily associated with investments to advance clean and resilient energy technologies, both for activity not reported as part of a segment.
See Note 6 – Other Income, Net under Part II, Item 8, of this report for additional information. See Note 10 – Retirement Benefits under Part II, Item 8, of this report for more information on the non-service cost components of net periodic benefit income.

Interest Charges

Total by Segment	Increase by Segment
Overall Ameren Increase of $103 Million

$550
$440
$330
$220
$110
$0
$ (Millions)
$486
$71
$84
$44
$74
$213
$383
$47
$83
$42
$74
$137
2022
2021

Ameren Missouri	Ameren Illinois Natural Gas	Other/Intersegment Eliminations

Ameren Illinois Electric Distribution	Ameren Transmission
Interest charges increased $103 million in 2022, compared with 2021, primarily because of the following items:
•Interest charges at Ameren and Ameren Missouri reflected a deferral to a regulatory asset of interest charges pursuant to PISA and RESRAM. The amount of interest charges included in base rates for PISA and RESRAM was updated when new customer rates became effective on February 28, 2022, pursuant to the December 2021 MoPSC electric rate order. Lower deferrals, due to the inclusion in base rates of interest associated with certain property, plant, and equipment previously deferred under the PISA and RESRAM increased interest charges by $49 million.
•Issuances of long-term debt at Ameren Missouri in June 2021 and April 2022 increased interest charges by $21 million.
•Interest charges at Ameren (parent) and Ameren Missouri increased $11 million and $4 million, respectively, because of higher interest rates on short-term borrowings.
•Issuances of long-term debt at Ameren (parent) in March 2021 and November 2021 increased interest charges by $10 million.

Income Taxes
The following table presents effective income tax rates for the years ended December 31, 2022 and 2021:

	2022	2021
Ameren	14%	14%
Ameren Missouri	(2)%	1%
Ameren Illinois	26%	25%
Ameren Illinois Electric Distribution	25%	24%
Ameren Illinois Natural Gas	27%	27%
Ameren Illinois Transmission	26%	25%
Ameren Transmission	26%	26%
See Note 12 – Income Taxes under Part II, Item 8, of this report for information regarding reconciliations of effective income tax rates for Ameren, Ameren Missouri, and Ameren Illinois.
LIQUIDITY AND CAPITAL RESOURCES
Collections from our tariff-based revenues are our principal source of cash provided by operating activities. A diversified retail customer mix, primarily consisting of rate-regulated residential, commercial, and industrial customers, provides us with a reasonably predictable source of cash. In addition to using cash provided by operating activities, we use available cash, drawings under committed credit agreements, commercial paper issuances, and/or, in the case of Ameren Missouri and Ameren Illinois, short-term affiliate borrowings to support normal operations and temporary capital requirements. We may reduce our short-term borrowings with cash provided by operations or, at our discretion, with long-term borrowings, or, in the case of Ameren Missouri and Ameren Illinois, with capital contributions from Ameren (parent). In addition, to support a portion of its fuel requirements for generation, Ameren Missouri has entered into various long-term commitments to meet these requirements. Ameren Missouri and Ameren Illinois also have entered into various long-term commitments for purchased power and natural gas for distribution. Ameren’s, Ameren Missouri’s, and Ameren Illinois’ estimated minimum purchase obligations associated with these commitments totaled $2.3 billion, $1.0 billion, and, $1.3 billion, respectively, which include $1.1 billion, $0.4 billion, and, $0.7 billion, respectively, in 2023.
We expect to make significant capital expenditures over the next five years, as discussed in the Capital Expenditures sections below, supported by a combination of long-term debt and equity, as we invest in our electric and natural gas utility infrastructure to support overall system reliability, grid modernization, renewable energy target requirements, environmental compliance, and other improvements. For additional information about our long-term debt outstanding, including maturities due within one year, and the applicable interest rates, see Note 5 – Long-term Debt and Equity Financings under Part II, Item 8, of this report. As part of its funding plan for capital expenditures, Ameren is using newly issued shares of common stock, rather than market-purchased shares, to satisfy requirements under the DRPlus and employee benefit plans and expects to continue to do so through at least 2027. Ameren expects these equity issuances to total about $100 million annually. In addition, Ameren has an ATM program under which Ameren may offer and sell from time to time common stock, which includes the ability to enter into forward sales agreements, subject to market conditions and other factors. During 2022, Ameren issued a total of 3.4 million shares of common stock and received aggregate proceeds of $292 million under the ATM program. As of January 31, 2023, Ameren had multiple forward sale agreements that could be settled under the ATM program with various counterparties relating to 3.4 million shares of common stock. As of December 31, 2022, Ameren could have settled the forward sale agreements with physical delivery of 3.2 million shares of common stock to the respective counterparties in exchange for cash of $295 million. Ameren expects to settle approximately $300 million of the forward sale agreements and issue 3.2 million shares of common stock by December 31, 2023. Also, Ameren plans to issue approximately $500 million of equity each year from 2024 to 2027 in addition to issuances under the DRPlus and employee benefit plans. As of December 31, 2022, Ameren had approximately $1 billion of common stock available for sale under the ATM program, which takes into account the forward sale agreements in effect as of December 31, 2022. Ameren expects its equity to total capitalization to be about 45% through December 31, 2027, with the long-term intent to support solid investment-grade credit ratings. See Note 5 – Long-term Debt and Equity Financings under Part II, Item 8, of this report for additional information on the ATM program, including the forward sale agreements under the ATM program relating to common stock.
The use of cash provided by operating activities and short-term borrowings to fund capital expenditures and other long-term investments at the Ameren Companies frequently results in a working capital deficit, defined as current liabilities exceeding current assets, as was the case at December 31, 2022, for Ameren and Ameren Illinois. With the credit capacity available under the Credit Agreements, and cash and cash equivalents, Ameren (parent), Ameren Missouri, and Ameren Illinois, collectively had net available liquidity of $1.5 billion at December 31, 2022. See Credit Facility Borrowings and Liquidity and Long-term Debt and Equity below for additional information.

The following table presents net cash provided by (used in) operating, investing, and financing activities for the years ended December 31, 2022 and 2021:

	Net Cash Provided By Operating Activities					Net Cash Used In Investing Activities			Net Cash Provided By Financing Activities
	2022		2021		Variance	2022	2021	Variance	2022	2021	Variance
Ameren	$2,263	(a)	$1,661	(a)	$602	$(3,370)	$(3,528)	$158	$1,168	$1,721	$(553)
Ameren Missouri	1,130		929		201	(1,703)	(1,922)	219	578	856	(278)
Ameren Illinois	1,048	(a)	662	(a)	386	(1,602)	(1,437)	(165)	612	761	(149)
(a)    Both Ameren and Ameren Illinois’ cash provided by operating activities included cash outflows of $104 million and $99 million for the FEJA electric energy-efficiency rider and $5 million and $30 million for the customer generation rebate program in 2022 and 2021, respectively.
Cash Flows from Operating Activities
Our cash provided by operating activities is affected by fluctuations of trade accounts receivable, inventories, and accounts and wages payable, among other things, as well as the unique regulatory environment for each of our businesses. Substantially all expenditures related to fuel, purchased power, and natural gas purchased for resale are recovered from customers through rate adjustment mechanisms, which may be adjusted without a traditional regulatory rate review, subject to prudence reviews. Similar regulatory mechanisms exist for certain other operating expenses that can also affect the timing of cash provided by operating activities. The timing of cash payments for costs recoverable under our regulatory mechanisms differs from the recovery period of those costs. Additionally, the seasonality of our electric and natural gas businesses, primarily caused by seasonal customer rates and changes in customer demand due to weather, such as increased demand resulting from the extremely cold weather in mid-February 2021, significantly affects the amount and timing of our cash provided by operating activities. See Note 2 – Rate and Regulatory Matters under Part II, Item 8, of this report for more information about our regulatory frameworks.
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
Ameren
Ameren’s cash provided by operating activities increased $602 million in 2022, compared with 2021. The following items contributed to the increase:
•A $615 million increase resulting from increased customer collections and decreased expenditures under the PGA, primarily as a result of the significant increase from customer demand and prices for natural gas experienced in mid-February 2021 due to extremely cold weather, an increase in collections under the renewable energy credit compliance rider pursuant to the IETL, and higher customer collections resulting from base rate increases pursuant to Ameren Missouri’s December 2021 electric rate order, partially offset by a decrease attributable to other regulatory mechanisms.
•A $55 million decrease in pension benefit plan contributions.
•A $29 million decrease in coal inventory levels at Ameren Missouri as less coal was purchased in 2022 due to transportation delays.
•A $29 million decrease in payments to settle ARO liabilities, primarily related to the closure of Ameren Missouri’s CCR storage facilities.
•A $12 million decrease in major storm restoration costs at Ameren Illinois, primarily due to a January 2021 storm.
The following items partially offset the increase in Ameren’s cash from operating activities between periods:
•A $70 million increase in purchases of materials and supplies inventories to support operations in 2022 as levels were primarily increased to mitigate against potential supply disruptions.
•A $50 million increase in interest payments, primarily due to an increase in the average outstanding debt and an increase in interest rates.
•A $47 million increase in payments for the 2022 nuclear refueling and maintenance outage at Ameren Missouri’s Callaway Energy Center. There was no scheduled refueling and maintenance outage in 2021.
•The absence in 2022 of $20 million in service fees received under refined coal production agreements at Ameren Missouri, as the result of the expiration of refined coal tax credits at the end of 2021.
•A $16 million increase in property tax payments at Ameren Missouri, primarily due to higher assessed property tax values and an increase in assets placed in-service.

•A $10 million increase in net collateral posted with counterparties, primarily due to changes in the market prices of power, natural gas, and other fuels.
Ameren Missouri
Ameren Missouri’s cash provided by operating activities increased $201 million in 2022, compared with 2021. The following items contributed to the increase:
•A $182 million increase resulting from increased customer collections and decreased expenditures under the PGA due to the significant increase from customer demand and prices for natural gas experienced in mid-February 2021 due to extremely cold weather and higher customer collections resulting from base rate increases pursuant to the December 2021 electric rate order, partially offset by a decrease attributable to other regulatory mechanisms.
•A $39 million increase resulting from income tax refunds of $20 million in 2022, compared with income tax payments of $19 million in 2021, from Ameren (parent) pursuant to the tax allocation agreement, primarily due to lower taxable income in 2022.
•A $29 million decrease in coal inventory levels as less coal was purchased in 2022 due to transportation delays.
•A $29 million decrease in payments to settle ARO liabilities, primarily related to the closure of CCR storage facilities.
•A $21 million decrease in pension benefit plan contributions.
•A $20 million decrease in net collateral posted with counterparties, primarily due to changes in the market prices of power, natural gas, and other fuels.
The following items partially offset the increase in Ameren Missouri’s cash from operating activities between periods:
•A $47 million increase in payments for the 2022 nuclear refueling and maintenance outage at the Callaway Energy Center. There was no scheduled refueling and maintenance outage in 2021.
•A $34 million increase in purchases of materials and supplies inventories to support operations in 2022 as levels were primarily increased to mitigate against potential supply disruptions.
•A $25 million increase in interest payments, primarily due to an increase in the average outstanding debt and an increase in interest rates.
•The absence in 2022 of $20 million in service fees received under refined coal production agreements, as the result of the expiration of refined coal tax credits at the end of 2021.
•A $16 million increase in property tax payments, primarily due to higher assessed property tax values and an increase in assets placed in-service.
Ameren Illinois
Ameren Illinois’ cash provided by operating activities increased $386 million in 2022, compared with 2021. The following items contributed to the increase:
•A $432 million increase resulting from increased customer collections and decreased expenditures under the PGA, primarily as a result of the significant increase from customer demand and prices for natural gas experienced in mid-February 2021 due to extremely cold weather, an increase in collections under the renewable energy credit compliance rider pursuant to the IETL, and a net increase attributable to other regulatory recovery mechanisms.
•A $25 million decrease in pension benefit plan contributions.
•A $12 million decrease in major storm restoration costs, primarily due to a January 2021 storm.
The following items partially offset the increase in Ameren Illinois’ cash from operating activities between periods:
•A $64 million decrease resulting from income tax payments of $23 million in 2022, compared with income tax refunds of $41 million in 2021, to Ameren (parent) pursuant to the tax allocation agreement, primarily due to higher taxable income in 2022.
•A $36 million increase in purchases of materials and supplies inventories to support operations in 2022 as levels were primarily increased to mitigate against potential supply disruptions.
•A $30 million increase in net collateral posted with counterparties, primarily due to changes in the market prices of power and natural gas.
Cash Flows from Investing Activities
Ameren’s cash used in investing activities decreased $158 million during 2022, compared with 2021, primarily as a result of a $128 million decrease in capital expenditures, largely resulting from a reduction in expenditures related to wind generation assets at Ameren Missouri, partially offset by increased expenditures for electric delivery infrastructure upgrades at Ameren Missouri and for transmission projects at Ameren Illinois.

Ameren Missouri’s cash used in investing activities decreased $219 million during 2022, compared with 2021, primarily as a result of a $325 million decrease in capital expenditures, largely resulting from a reduction in expenditures related to wind generation assets, partially offset by increased expenditures for electric delivery infrastructure upgrades. The decrease was partially offset by a $139 million return of net money pool advances in 2021.
Ameren Illinois’ cash used in investing activities increased $165 million during 2022, compared with 2021, due to an increase in capital expenditures, largely related to transmission projects.
Capital Expenditures
The following charts present our capital expenditures for the years ended December 31, 2022 and 2021:

2022 – Total Ameren $3,351(a)	2021 – Total Ameren $3,479(a)

Ameren Missouri(b)	Ameren Illinois Natural Gas	ATXI and other electric transmission subsidiaries

Ameren Illinois Electric Distribution	Ameren Illinois Transmission
(a)Includes Other capital expenditures of $(9) million and $(9) million for the years ended December 31, 2022 and 2021, respectively, which includes amounts for the elimination of intercompany transfers.
(b)Ameren Missouri’s capital expenditures include $525 million for wind generation expenditures for the year ended December 31, 2021.
Ameren’s 2022 capital expenditures consisted of expenditures made by its subsidiaries, including $69 million by ATXI and other electric transmission subsidiaries. Of the $308 million in capital expenditures spent by Ameren Illinois Natural Gas during 2022, $183 million related to natural gas projects eligible for QIP recovery. Ameren’s 2021 capital expenditures consisted of expenditures made by its subsidiaries, including $41 million by ATXI and other electric transmission subsidiaries. Of the $278 million in capital expenditures spent by Ameren Illinois Natural Gas during 2021, $170 million related to natural gas projects eligible for QIP recovery. In addition, Ameren Missouri expenditures included $525 million for wind generation, primarily for the acquisition of the Atchison Renewable Energy Center. In both years, other capital expenditures were made principally to maintain, upgrade, and improve the reliability of the transmission and distribution systems of Ameren Missouri and Ameren Illinois by investing in substation upgrades, energy center projects, and smart-grid technology. Additionally, the Ameren Companies invested in various software projects.

The following table presents Ameren’s estimate of capital expenditures that will be incurred from 2023 through 2027, including construction expenditures, allowance for funds used during construction, and expenditures for compliance with existing environmental regulations:

	2023	2024 – 2027			Total
Ameren Missouri	$1,705	$8,240	–	$9,105	$9,945	–	$10,810
Ameren Illinois Electric Distribution	645	2,825	–	3,120	3,470	–	3,765
Ameren Illinois Natural Gas	375	1,455	–	1,600	1,830	–	1,975
Ameren Illinois Transmission	630	2,845	–	3,145	3,475	–	3,775
ATXI and other electric transmission subsidiaries	120	50	–	55	170	–	175
Other	10	25	–	30	35	–	40
Ameren	$3,485	$15,440	–	$17,055	$18,925	–	$20,540
Ameren Missouri’s estimated capital expenditures include transmission, distribution, grid modernization, and generation-related investments, as well as expenditures for compliance with environmental regulations. Capital expenditures related to coal-fired generation of approximately $0.7 billion are included in Ameren Missouri’s estimated capital expenditures through 2027. Ameren Illinois’ estimated capital expenditures are primarily for electric and natural gas transmission and distribution-related investments, including capital expenditures to modernize its electric and gas distribution systems. These planned investments are based on the assumption of continued constructive regulatory frameworks. Ameren’s and Ameren Missouri’s estimated capital expenditures include $2.5 billion of renewable generation investments through 2027 consistent with investments outlined in Ameren Missouri’s 2022 Change to the 2020 IRP. Ameren’s estimate also includes $0.8 billion of capital expenditures through 2027 related to projects assigned to Ameren pursuant to the first tranche of projects under the MISO’s long-range transmission planning roadmap. The capital expenditures associated with the MISO’s long-range transmission planning roadmap are predominantly reflected in the Ameren Illinois Transmission amounts until the planning process is completed.
In 2021, the MISO issued a report outlining a preliminary long-range transmission planning roadmap of projects through 2039, which considers the rapidly changing generation mix within MISO resulting from significant additions of renewable generation, actual and expected generation plant closures, and state mandates or goals for clean energy or carbon emissions reductions. In July 2022, the MISO approved the first tranche of projects under the first phase of the roadmap. A portion of these projects were assigned to various utilities, of which Ameren was awarded projects that are estimated to cost approximately $1.8 billion, based on the MISO’s cost estimate. Construction on the Ameren projects is expected to begin in 2025, with completion dates expected near the end of this decade. The MISO initiated requests for proposals in December 2022, and is expected to initiate additional requests for proposals in March and July 2023, for additional first tranche projects crossing Missouri, with total cost estimated by the MISO of approximately $0.7 billion, which are expected to be awarded between late-2023 and mid-2024.
In February 2023, Ameren Missouri filed an update to its Smart Energy Plan with the MoPSC, which includes a five-year capital investment overview with a detailed one-year plan for 2023. The plan is designed to upgrade Ameren Missouri’s electric infrastructure and includes investments that will upgrade the grid and accommodate more renewable energy. Investments under the plan are expected to total approximately $9.9 billion over the five-year period from 2023 through 2027, with expenditures largely recoverable under the PISA and the RESRAM. Ameren Missouri’s Smart Energy Plan excludes investments in its natural gas distribution business, as well as removal costs, net of salvage.
Ameren Missouri continually reviews its generation portfolio and expected power needs. As a result, Ameren Missouri could modify its plan for generation capacity, the type of generation asset technology that will be employed, and whether capacity or power may be purchased, among other changes. Additionally, we continually review the reliability of our transmission and distribution systems, expected capacity needs, and opportunities for transmission investments within and outside our service territories. The timing and amount of investments could vary because of changes in expected capacity, the condition of transmission and distribution systems, and our ability and willingness to pursue transmission investments, as well as our ability to obtain necessary regulatory approvals, among other factors. Any changes in future generation, transmission, or distribution needs could result in significant changes in capital expenditures or losses, which could be material. Compliance with environmental regulations could also have significant impacts on the level of capital expenditures.
Environmental Capital Expenditures
Ameren Missouri will continue to incur costs to comply with federal and state regulations, including those requiring the reduction of SO2, NOx, and mercury emissions from its coal-fired energy centers, compliance with the CCR Rule, and potential modifications to cooling water intake structures at existing power plants under Clean Water Act rules. See Note 14 – Commitments and Contingencies under Part II, Item 8, of this report for a discussion of existing and proposed environmental laws that affect, or may affect, our facilities and capital expenditures to comply with such laws.

Cash Flows from Financing Activities
Cash provided by, or used in, financing activities is a result of our financing needs, which depend on the level of cash provided by operating activities, the level of cash used in investing activities, the level of dividends, and our long-term debt maturities, among other things.
Ameren’s cash provided by consolidated financing activities decreased $553 million during 2022, compared with 2021. During 2022, Ameren utilized net proceeds of $1.5 billion of long-term debt to repay then-outstanding short-term debt, for capital expenditures, and to repay $505 million of maturities of long-term debt. In addition, Ameren utilized proceeds from net commercial paper issuances of $522 million, aggregate cash proceeds of $333 million from the issuance of common stock under the ATM program, the DRPlus, and the 401(k) plan, and cash provided by operating activities to fund, in part, capital expenditures. In comparison, in 2021, Ameren utilized proceeds from the issuance of $2.0 billion of long-term debt for general corporate purposes, including to repay then-outstanding short-term debt, including short-term debt incurred in connection with the increased purchases for natural gas for resale and purchased power costs discussed in the Cash Flows from Operating Activities section above, and to fund, in part, capital expenditures. Ameren also received aggregate cash proceeds of $308 million from the issuance of common stock under the ATM program, the DRPlus, and the 401(k) plan and the settlement of the remaining portion of the 2019 forward sale agreement, and $55 million from net commercial paper issuances. These proceeds were used to fund a portion of Ameren Missouri’s wind generation investments and to fund, in part, other capital expenditures. During 2022, Ameren paid common stock dividends of $610 million, compared with $565 million in dividend payments in 2021.
Ameren Missouri’s cash provided by financing activities decreased $278 million during 2022, compared with 2021. During 2022, Ameren Missouri utilized net proceeds of $524 million from the issuance of long-term debt to repay then-outstanding short-term debt and for capital expenditures. In addition, Ameren Missouri utilized proceeds from net commercial paper issuances of $164 million along with cash provided by operating activities to fund, in part, capital expenditures. In comparison, in 2021, Ameren Missouri utilized net proceeds of $524 million from the issuance of long-term debt to repay then-outstanding short-term debt, including short-term debt incurred in connection with the increased purchases for natural gas for resale and purchased power costs discussed in Cash Flows from Operating Activities. Additionally, proceeds from the issuance of long-term debt and capital contributions of $207 million from Ameren (parent) were used to fund a portion of wind generation investments and to fund, in part, capital expenditures. In 2021, Ameren Missouri also received $165 million from commercial paper issuances. During 2022, Ameren Missouri paid common stock dividends of $46 million, compared with $24 million in dividend payments in 2021.
Ameren Illinois’ cash provided by financing activities decreased $149 million during 2022, compared with 2021. During 2022, Ameren Illinois utilized net proceeds of $848 million from the issuance of long-term debt to repay $400 million of maturities of long-term debt and to repay a portion of the then-outstanding short-term debt. Additionally, the proceeds from the issuance of long-term debt, proceeds from net commercial paper issuances of $161 million, capital contributions from Ameren (parent) of $15 million, and cash provided by operating activities were used to fund, in part, capital expenditures. In comparison, in 2021, Ameren Illinois utilized net proceeds of $449 million from the issuance of long-term debt to repay then-outstanding short-term debt, including short-term debt incurred in connection with the increased purchases for natural gas for resale and purchased power costs discussed in Cash Flows from Operating Activities. Additionally, the proceeds from the issuance of long-term debt and $262 million of capital contributions from Ameren (parent) were used to fund, in part, capital expenditures. In 2021 Ameren Illinois also received $103 million from commercial paper issuances. In addition, Ameren Illinois repaid $19 million of money pool borrowings and redeemed $13 million of preferred stock in 2021.
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

The following table presents Ameren’s consolidated net available liquidity as of December 31, 2022:

Available at December 31, 2022
Ameren (parent) and Ameren Missouri(a):
Missouri Credit Agreement – borrowing capacity	$1,400
Less: Ameren (parent) commercial paper outstanding	281
Less: Ameren Missouri commercial paper outstanding	329
Less: Letters of credit	2
Missouri Credit Agreement – subtotal	788
Ameren (parent) and Ameren Illinois(b):
Illinois Credit Agreement – borrowing capacity	1,200
Less: Ameren (parent) commercial paper outstanding	196
Less: Ameren Illinois commercial paper outstanding	264
Illinois Credit Agreement – subtotal	740
Subtotal	$1,528
Cash and cash equivalents	10
Net available liquidity	$1,538
(a)     The maximum aggregate amount available to both Ameren (parent) and Ameren Missouri under the Missouri Credit Agreement is $1 billion. See Note 4 – Short-term Debt and Liquidity under Part II, Item 8, of this report for further discussion of the Credit Agreements.
(b)     The maximum aggregate amount available to Ameren (parent) and Ameren Illinois under the Illinois Credit Agreement is $700 million and $1 billion, respectively. See Note 4 – Short-term Debt and Liquidity under Part II, Item 8, of this report for further discussion of the Credit Agreements.
In December 2022, the Credit Agreements, which were scheduled to mature in December 2025, were extended and now mature in December 2027. The Credit Agreements provide $2.6 billion of credit through December 2027. See Note 4 – Short-term Debt and Liquidity under Part II, Item 8, of this report for additional information on the Credit Agreements. During the year ended December 31, 2022, Ameren (parent), Ameren Missouri, and Ameren Illinois each issued commercial paper. Borrowings under the Credit Agreements and commercial paper issuances are based upon available interest rates at that time of the borrowing or issuance.
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
The issuance of short-term debt securities by Ameren’s utility subsidiaries is subject to FERC approval under the Federal Power Act. In January 2023, the FERC issued orders authorizing Ameren Missouri, Ameren Illinois, and ATXI to issue up to $1 billion, $1 billion, and $300 million, respectively, of short-term debt securities through January 2025.
The Ameren Companies continually evaluate the adequacy and appropriateness of their liquidity arrangements for changing business conditions. When business conditions warrant, changes may be made to existing credit agreements or to other short-term borrowing arrangements, or other arrangements may be made.

Long-term Debt and Equity
The following table presents Ameren’s issuances (net of any issuance premiums or discounts) of long-term debt and equity, as well as redemptions and maturities of long-term debt and preferred stock for the years ended December 31, 2022 and 2021. For additional information related to the terms and uses of these issuances and effective registration statements, and Ameren’s forward sale agreements relating to common stock, see Note 5 – Long-term Debt and Equity Financings under Part II, Item 8, of this report. For information on capital contributions received by Ameren Missouri and Ameren Illinois from Ameren (parent), see Note 13 – Related-party Transactions under Part II, Item 8, of this report.

	Month Issued, Redeemed, Repurchased, or Matured	2022		2021
Issuances of Long-term Debt
Ameren:
1.75% Senior unsecured notes due 2028	March	$—		$450
1.95% Senior unsecured notes due 2027	November	—		499
Ameren Missouri:
3.90% First mortgage bonds due 2052 (green bonds)(a)	April	524		—
2.15% First mortgage bonds due 2032 (green bonds)(a)	June	—		524
Ameren Illinois:
3.85% First mortgage bonds due 2032	August	499		—
5.90% First mortgage bonds due 2052 (green bonds)(a)	November	349
2.90% First mortgage bonds due 2051 (green bonds)(a)	June	—		349
0.375% First mortgage bonds due 2023	June	—		100
ATXI:
2.96% Senior unsecured notes due 2052	August	95		—
2.45% Senior unsecured notes due 2036	November	—		75
Total Ameren long-term debt issuances		$1,467		$1,997
Issuances of Common Stock
Ameren:
DRPlus and 401(k)(b)	Various	$41	(c)	$47
August 2019 forward sale agreement(d)	February	—		113
ATM program(e)	Various	292		148
Total Ameren common stock issuances(f)		$333		$308
Maturities of Long-term Debt
Ameren Missouri:
1.60% 1992 Series bonds due 2022	November	$47		$—
City of Bowling Green financing obligation (Peno Creek CT)	December	8		8
Ameren Illinois:
2.70% Senior secured notes due 2022	September	400		—
ATXI:
3.43% Senior unsecured notes due 2050	August	50		—
Total long-term debt redemptions, repurchases, and maturities		$505		$8
Redemptions of Preferred Stock
Ameren Illinois:
6.625% Series	March	$—		$12
7.75% Series	March	—		1
Total Ameren Illinois preferred stock redemptions		$—		$13
(a)    Ameren Missouri and Ameren Illinois intend to allocate an amount equal to the net proceeds to sustainability projects meeting certain eligibility criteria.
(b)    Ameren issued a total of 0.5 million and 0.5 million shares of common stock under its DRPlus and 401(k) plan in 2022 and 2021, respectively.
(c)    Excludes an $8 million receivable at December 31, 2022.
(d)    Ameren issued 1.6 million shares of common stock to settle the remainder of the August 2019 forward sale agreement.
(e)    Ameren issued 3.4 million and 1.8 million shares of common stock under the ATM program in 2022 and 2021, respectively.
(f)    Excludes 0.4 million and 0.5 million shares of common stock valued at $31 million and $33 million issued for no cash consideration in connection with stock-based compensation in 2022 and 2021, respectively
The Ameren Companies may sell securities registered under their effective registration statements if market conditions and capital requirements warrant such sales. Any offer and sale will be made only by means of a prospectus that meets the requirements of the Securities Act of 1933 and the rules and regulations thereunder.

Indebtedness Provisions and Other Covenants
At December 31, 2022, the Ameren Companies were in compliance with the provisions and covenants contained within their credit agreements, indentures, and articles of incorporation, as applicable, and ATXI was in compliance with the provisions and covenants contained in its note purchase agreements. See Note 4 – Short-term Debt and Liquidity and Note 5 – Long-term Debt and Equity Financings under Part II, Item 8, of this report for a discussion of covenants and provisions (and applicable cross-default provisions) contained in our credit agreements, certain of the Ameren Companies’ indentures and articles of incorporation, and ATXI’s note purchase agreements.
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
Dividends
Ameren paid to its shareholders common stock dividends totaling $610 million, or $2.36 per share, in 2022 and $565 million, or $2.20 per share, in 2021. The amount and timing of dividends payable on Ameren’s common stock are within the sole discretion of Ameren’s board of directors. Ameren’s board of directors has not set specific targets or payout parameters when declaring common stock dividends, but it considers various factors, including Ameren’s overall payout ratio, payout ratios of our peers, projected cash flow and potential future cash flow requirements, historical earnings and cash flow, projected earnings, impacts of regulatory orders or legislation, and other key business considerations. Ameren expects its dividend payout ratio to be between 55% and 70% of earnings over the next few years. On February 10, 2023, the board of directors of Ameren declared a quarterly dividend on Ameren’s common stock of 63 cents per share, payable on March 31, 2023, to shareholders of record on March 15, 2023.
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
At December 31, 2022, the amount of restricted net assets of Ameren’s subsidiaries that may not be distributed to Ameren in the form of a loan or dividend was $4.0 billion.
The following table presents common stock dividends declared and paid by Ameren Corporation to its common shareholders and by Ameren subsidiaries to their parent, Ameren:

	2022	2021
Ameren	$610	$565
Ameren Missouri	46	24
ATXI	30	99
Ameren Missouri and Ameren Illinois each have issued preferred stock, which provide for cumulative dividends. Each company’s board of directors considers the declaration of preferred stock dividends to shareholders of record on a certain date, stating the date on which the dividend is payable and the amount to be paid. See Note 5 – Long-term Debt and Equity Financings under Part II, Item 8, of this report for further detail concerning the preferred stock issuances.

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
Collateral Postings
Any weakening of our credit ratings may reduce access to capital and trigger additional collateral postings and prepayments. Such changes may also increase the cost of borrowing, resulting in an adverse effect on earnings. Cash collateral postings and prepayments made with external parties, including postings related to exchange-traded contracts, were $142 million, $101 million, and $41 million for Ameren, Ameren Missouri, and Ameren Illinois, respectively, and cash collateral posted by external parties were $33 million for Ameren and Ameren Illinois at December 31, 2022. A sub-investment-grade issuer or senior unsecured debt rating (below “Baa3” from Moody’s or below “BBB-” from S&P) at December 31, 2022, could have resulted in Ameren, Ameren Missouri, or Ameren Illinois being required to post additional collateral or other assurances for certain trade obligations amounting to $124 million, $58 million, and $66 million, respectively.
Changes in commodity prices could trigger additional collateral postings and prepayments. Based on credit ratings at December 31, 2022, if market prices were 15% higher or lower than December 31, 2022 levels in the next 12 months and 20% higher or lower thereafter through the end of the term of the commodity contracts, then Ameren, Ameren Missouri, or Ameren Illinois could be required to post an immaterial amount, compared to each company’s liquidity, of collateral or provide other assurances for certain trade obligations.
Environmental Matters
Our electric generation, transmission, and distribution and natural gas distribution and storage operations must comply with a variety of statutes and regulations relating to the protection of the environment and human health and safety including permitting programs implemented by federal, state, and local authorities. Such environmental laws address air emissions; discharges to water bodies; the storage, handling and disposal of hazardous substances and waste materials; siting and land use requirements; and potential ecological impacts. See Note 14 – Commitments and Contingencies under Part II, Item 8, of this report for a discussion of existing and proposed environmental laws, including those that may address climate change, that affect, or may affect, our facilities, operations, and capital expenditures to comply with such laws. The individual or combined effects of compliance with existing and new environmental regulations could result in significant capital expenditures, increased operating costs, or the closure or alteration of operations at some of Ameren Missouri’s energy centers.
Additionally, international agreements could lead to future federal or state legislation or regulations. In 2015, the United Nations Framework Convention on Climate Change reached consensus among approximately 190 nations on an agreement, known as the Paris Agreement, that establishes a framework for greenhouse gas mitigation actions by all countries, with a goal of holding the increase in global average temperature to below 2 degrees Celsius above pre-industrial levels and an aspiration to limit the increase to 1.5 degrees Celsius. The Biden administration has a policy commitment regarding a reduction in greenhouse gas emissions for the United States, but rulemaking to achieve such reductions has not yet been implemented. Actions taken to implement the Paris Agreement could result in future additional greenhouse gas reduction requirements in the United States. In addition, the EPA has announced plans to implement new climate change programs, including potential regulation of greenhouse gas emissions targeting the utility industry.
We provide information regarding our sustainability initiatives through our website, including in our annual sustainability report, our responses to the annual climate change and water surveys conducted by CDP, and an ESG investor presentation. In addition, we issue an annual report in accordance with the Edison Electric Institute’s (EEI) and American Gas Association’s (AGA) ESG and sustainability-related reporting program. We also issue a periodic climate risk report and a report on our management of CCR. Additionally, we have posted a Task Force on Climate-related Financial Disclosures (TCFD) and Sustainability Accounting Standards Board (SASB) mapping of sustainability data. The reports may be updated at any time. The information on Ameren’s website, including the reports and documents mentioned in this paragraph, is not incorporated by reference into this report.
OUTLOOK
Below are some key trends, events, and uncertainties that may reasonably affect our results of operations, financial condition, or liquidity, as well as our ability to achieve strategic and financial objectives, for 2023 and beyond. For additional information regarding recent rate orders, lawsuits, and pending requests filed with state and federal regulatory commissions, including those discussed below, see Note 2 – Rate and Regulatory Matters under Part II, Item 8, of this report.
Operations
•We are observing inflationary pressures on the prices of commodities, labor, services, materials, and supplies, as well as increasing interest rates. Ameren Missouri and Ameren Illinois are generally allowed to pass on to customers prudently incurred costs for fuel, purchased power, and natural gas supply. Additionally, for certain non-commodity cost changes, the use of trackers, riders, and formula ratemaking, as applicable, mitigates our exposure. The inflationary pressures and increasing interest rates could impact our ability to control costs and/or make substantial investments in our businesses, including our ability to recover costs and investments, and to earn our allowed ROEs within frameworks established by our regulators, while maintaining rates that are affordable to our customers. In addition, these inflationary pressures and increasing interest rates could also adversely affect our customers’ usage of, or payment for, our services. In April 2022, the MISO released the results of its 2022 capacity auction, which projected a capacity shortage in the central region of the MISO footprint, which includes Ameren Missouri’s and Ameren Illinois’ service territories. The annual auction resulted in a capacity price increase from $5 per MW-day for June 2021 through May 2022 to $237 per MW-day for June 2022 through May 2023. Ameren Illinois’ purchased power costs increased by nearly $500 million for calendar year 2022, compared to 2021, largely due to higher energy and capacity prices. Higher purchased power costs for calendar year 2023, compared to 2021, are also likely but Ameren Illinois cannot reasonably estimate the amount of the increase as additional energy and capacity contracts for 2023 will be entered into as a part of an IPA procurement event in the first half of 2023, as well as pricing determined by the April 2023 MISO capacity auction. Because of the power procurement riders, the difference between actual purchased power costs and costs billed to customers in a given period is deferred as a regulatory asset or liability. These pass-through costs do not affect Ameren Illinois’ net income, as any change in costs are offset by a corresponding change in revenues. Also, largely due to the capacity price set by the April 2022 MISO auction, Ameren Missouri’s capacity revenues and purchased power costs increased by approximately $370 million and $360 million, respectively, for the calendar year 2022, compared to 2021. Ameren Missouri sells nearly all of its capacity to the MISO and purchases the capacity it needs to supply its native load sales from the MISO. Higher capacity revenues and purchased power costs for calendar year 2023, compared to 2021, are also likely but Ameren Missouri cannot reasonably estimate the amount of the increases as capacity pricing for June 2023 through December 2023 will be determined by the April 2023 MISO capacity auction. Capacity revenues and purchased power costs are a part of the net energy costs recoverable under the FAC, with 95% of the variance between net energy costs and the amount set in base rates recovered or refunded through the FAC.
•The PISA permits Ameren Missouri to defer and recover 85% of the depreciation expense for investments in qualifying property, plant, and equipment placed in service and not included in base rates. Investments not eligible for recovery under the PISA include amounts related to new nuclear and natural gas generating units and service to new customer premises. Additionally, the PISA permits Ameren Missouri to earn a return at the applicable WACC on rate base that incorporates those qualifying investments, as well as changes in total accumulated depreciation excluding retirements and plant-related deferred income taxes since the previous regulatory rate review. The regulatory asset for accumulated PISA deferrals also earns a return at the applicable WACC until added to rate base prospectively. Ameren Missouri recognizes an offset to interest charges for its cost of debt relating to each return allowed under the PISA, with the difference between the applicable WACC and its cost of debt recognized in revenues when recovery of PISA deferrals is reflected in customer rates. Approved PISA deferrals are recovered over a period of 20 years following a regulatory rate review. Additionally, under the RESRAM, Ameren Missouri is permitted to recover the 15% of depreciation expense not recovered under the PISA, and earn a return at the applicable WACC for investments in renewable generation plant placed in service to comply with Missouri’s renewable energy standard. Accumulated RESRAM deferrals earn carrying costs at short-term interest rates. The PISA and the RESRAM mitigate the effects of regulatory lag between regulatory rate reviews. Those investments not eligible for recovery under the PISA and the remaining 15% of certain property, plant, and equipment placed in service, unless eligible for recovery under the RESRAM, remain subject to regulatory lag. As a result of the PISA election, additional provisions of the law apply to Ameren Missouri, including limitations on electric customer rate increases. The current rate limitation, which is effective through 2023, is a 2.85% cap on the compound annual growth rate in the average overall customer rate per kilowatthour, based on the electric rates that became effective in April 2017, less half of the annual savings from the TCJA that was passed on to customers as approved in a July 2018 MoPSC order. Ameren Missouri does not expect to exceed this rate increase limitation in 2023. Missouri Senate Bill 745 became effective on August 28, 2022. The law extended Ameren Missouri’s PISA election through December 2028 and allows for an additional extension through December 2033 if requested by Ameren Missouri and approved by the MoPSC, among other things. The law established a 2.5% annual limit on increases to the electric service revenue requirement used to set customer rates due to the inclusion of incremental PISA deferrals in the revenue requirement. The limitation will be effective for revenue requirements approved by the MoPSC after January 1, 2024, and will be based on the revenue requirement established in the immediately preceding rate order.
•In 2018, the MoPSC issued an order approving Ameren Missouri’s MEEIA 2019 plan. The plan includes a portfolio of customer energy-efficiency and demand response programs through December 2023. Ameren Missouri intends to invest approximately $350 million over the life of the plan, including $75 million in 2023. The plan includes the continued use of the MEEIA rider, which allows Ameren Missouri to collect from, or refund to, customers any difference in actual MEEIA program costs and related lost electric margins and the amounts collected from customers. In addition, the plan includes a performance incentive that provides Ameren Missouri an opportunity to earn additional revenues by achieving certain customer energy-efficiency goals. If the target spending goals are achieved for 2023, additional revenues of $13 million would be recognized in 2023.
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
•The allowed base ROE for FERC-regulated transmission rates previously charged under the MISO tariff is the subject of pending proceedings. Depending on the outcome of the proceedings, the transmission rates charged during previous periods and the currently effective rates may be subject to change and refund. In March 2020, the FERC issued a Notice of Proposed Rulemaking on its transmission incentives policy, which increased the incentive ROE for participation in an RTO to 100 basis points from the current 50 basis points and revised the parameters for awarding incentives, while limiting the overall incentives to a cap of 250 basis points, among other things. In April 2021, the FERC issued a Supplemental Notice of Proposed Rulemaking, which proposes to modify the Notice of Proposed Rulemaking’s incentive for participation in an RTO by limiting this incentive for utilities that join an RTO to 50 basis points and only allowing them to earn the incentive for three years, among other things. If this proposal is included in a final rule, Ameren Illinois and ATXI would no longer be eligible for the 50 basis point RTO incentive adder, prospectively. The FERC is under no deadline to issue a final rule on this matter. Ameren is unable to predict the ultimate impact of any changes to the FERC’s incentives policy, or any further order on base ROE. A 50 basis point change in the FERC-allowed ROE would affect Ameren’s and Ameren Illinois’ annual net income by an estimated $14 million and $10 million, respectively, based on each company’s 2023 projected rate base.
•Ameren Illinois’ electric distribution service performance-based formula ratemaking framework under the IEIMA allows Ameren Illinois to reconcile electric distribution service rates to its actual revenue requirement on an annual basis to reflect actual recoverable costs incurred and a return at the applicable WACC on year-end rate base. If a given year’s revenue requirement varies from the amount collected from customers, an adjustment is made to electric operating revenues with an offset to a regulatory asset or liability to reflect that year’s actual revenue requirement, independent of actual sales volumes. The regulatory balance is then collected from, or refunded to, customers within two years from the end of the year. Pursuant to December 2022 and March 2021 ICC orders, Ameren Illinois used the current IEIMA formula framework to establish annual customer rates effective through 2023, and expects to reconcile the related revenue requirement for customer rates established for 2022 and 2023. As such, Ameren Illinois’ 2022 revenues reflected, and its 2023 revenues will reflect, each year’s actual recoverable costs, year-end rate base, and a return at the applicable WACC, with the ROE component based on the annual average of the monthly yields of the 30-year United States Treasury bonds plus 580 basis points. By law, the decoupling provisions extend beyond the end of existing performance-based formula ratemaking, which ensures that Ameren Illinois’ electric distribution revenues authorized in a regulatory rate review are not affected by changes in sales volumes.
•Pursuant to the IETL, which was enacted in September 2021, Ameren Illinois may file an MYRP with the ICC to establish base rates for electric distribution service to be charged to customers for each calendar year of a four-year period. The base rates for a particular calendar year are based on forecasted recoverable costs and an ICC-determined ROE applied to Ameren Illinois’ forecasted average annual rate base using a forecasted capital structure, with a common equity ratio of up to 50% being deemed prudent and reasonable by law and a higher equity ratio requiring specific ICC approval. The ROE determined by the ICC for each calendar year of the four-year period is subject to annual adjustments based on certain performance incentives and penalties. An MYRP allows Ameren Illinois to reconcile electric distribution service rates to its actual revenue requirement on an annual basis, subject to a reconciliation cap and adjustments to the ROE. If a given year’s revenue amount collected from customers varies from the approved revenue requirement, an adjustment would be made to electric operating revenues with an offset to a regulatory asset or liability to reflect that year’s actual revenue requirement, independent of actual sales volumes. The regulatory balance would then be collected from, or refunded to, customers within two years from the end of the applicable annual period. Ameren Illinois’ existing riders will remain effective under the January 2023 MYRP discussed below, and will continue to remain effective beyond 2027 whether it elects to file an MYRP or a traditional regulatory rate review. Additionally, electric distribution service revenues continue to be decoupled from sales volumes under either election.
•In January 2023, Ameren Illinois filed an MYRP with the ICC requesting approval of forecasted revenue requirements for electric distribution service for 2024, 2025, 2026, and 2027 of $1,282 million, $1,373 million, $1,477 million, and $1,556 million, respectively. Pursuant to a provision under the IETL that permits initial rate increases under an MYRP to be phased in, Ameren Illinois’ filing proposes to defer 50% of the requested 2024 rate increase of $175 million as a regulatory asset to be collected from customers in 2026. That regulatory asset would earn a return at the applicable WACC. An ICC decision in this proceeding is required by December 2023, with new rates effective starting in January 2024. Ameren Illinois cannot predict the level of any electric distribution service rate change the ICC may approve, or whether any rate change that may eventually be approved will be sufficient for Ameren Illinois to recover its costs to the extent those costs are subject to and exceed the MYRP reconciliation cap and earn a reasonable return on its investments when the rate change goes into effect.
•In December 2022, the ICC issued an order in Ameren Illinois’ annual update filing that approved a $61 million increase in Ameren Illinois’ electric distribution service rates beginning in January 2023. Ameren Illinois’ 2023 electric distribution service revenues will be based on its 2023 actual recoverable costs, 2023 year-end rate base, and a return at the applicable WACC, with the ROE component based on the annual average of the monthly yields of the 30-year United States Treasury bonds plus 580 basis points. As of December 31, 2022, Ameren Illinois expects its 2023 electric distribution year-end rate base to be $4.2 billion. The 2023 revenue requirement reconciliation adjustment will be collected from, or refunded to, customers in 2025. A 50 basis point change in the annual average of the monthly yields of the 30-year United States Treasury bonds would result in an estimated $12 million change in Ameren’s and Ameren Illinois’ annual net income, based on Ameren Illinois’ 2023 projected year-end rate base, including electric energy-efficiency investments. Ameren Illinois’ recognized ROE for 2022 was based on an annual average of the monthly yields of the 30-year United States Treasury bonds of 3.11%.
•In January 2023, Ameren Illinois filed a request with the ICC seeking approval to increase its annual revenues for natural gas delivery service by $160 million, which included an estimated $77 million of annual revenues that would otherwise be recovered under the QIP and other riders. A decision by the ICC in this proceeding is required by late November 2023, with new rates expected to be effective in early December 2023. Ameren Illinois cannot predict the level of any delivery service rate change the ICC may approve, nor whether any rate change that may eventually be approved will be sufficient to enable Ameren Illinois to recover its costs and to earn a reasonable return on investments when the rate changes go into effect. Without legislative action, the QIP will expire after December 2023.
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
•Ameren Missouri continued to experience coal transportation delays in 2022 and early 2023, resulting in coal inventory levels below targeted levels at the Labadie and Sioux energy centers as of the end of January 2023. Prolonged delays or disruptions in the delivery of coal could have adverse effects on Ameren Missouri's electric generation operations and could result in increased purchased power expense. Under the FAC, 95% of the variance in net energy costs, which includes purchased power expense, from the amount set in base rates is expected to be recovered. Further, the timing of payments for purchased power costs compared to the recovery through customer rates under the FAC could have adverse effects on Ameren and Ameren Missouri's liquidity.
•In December 2021, Ameren Missouri filed a motion with the United States District Court for the Eastern District of Missouri to modify a September 2019 remedy order issued by the district court to allow the retirement of the Rush Island Energy Center in advance of its previously expected useful life in lieu of installing a flue gas desulfurization system. The March 31, 2024 compliance date contained in the district court’s September 2019 remedy order remains in effect unless extended by the district court. In July 2022, in response to an Ameren Missouri request for a final, binding reliability assessment, the MISO designated the Rush Island Energy Center as a system support resource and concluded that certain mitigation measures, including transmission upgrades, should occur before the energy center is retired. The transmission upgrade projects have been approved by the MISO, and design and procurement activities necessary to complete the upgrades are underway. Ameren Missouri expects to complete the upgrades by mid-2025. In October 2022, the FERC approved a system support resource agreement, which became effective retroactively as of September 1, 2022. The agreement details the manner of continued operation for a system support resource that results in operating during peak demand times and emergencies. The system support resource designation and the related agreement are subject to annual renewal and revision. In September 2022, the Rush Island Energy Center began operating consistent with the system support resource agreement. In addition, in October 2022, the FERC established hearing and settlement procedures in response to an August 2022 request from Ameren Missouri for recovery of non-energy costs under the related MISO tariff. The FERC is under no deadline to issue an order related to this proceeding. Revenues and costs under the MISO tariff are expected to be included in the FAC. The district court has the authority to determine the retirement date and operating parameters for the Rush Island Energy Center and is not bound by the MISO determination of the Rush Island Energy Center as a system support resource or the FERC’s approval. The district court is under no deadline to issue a ruling modifying the remedy order. For additional information on the NSR and Clean Air Act litigation, see Note 14 – Commitments and Contingencies under Part II, Item 8, of this report. Ameren Missouri filed a 2022 Change to the 2020 IRP with the MoPSC in June 2022 to reflect, among other things, the planned acceleration of the retirement of the Rush Island Energy Center from 2039, the retirement year for the facility as reflected in the 2020 IRP. In February 2022, the MoPSC issued an order directing the MoPSC staff to review Ameren Missouri’s planned accelerated retirement of the Rush Island Energy Center, including potential impacts on the reliability and cost of Ameren Missouri’s service to its customers; Ameren Missouri’s plans to mitigate the customer impacts of the accelerated retirement; and the prudence of Ameren Missouri’s actions and decisions with regard to the Rush Island Energy Center, among other things. In April 2022, the MoPSC staff filed an initial report with the MoPSC in which the staff concluded early retirement of the Rush Island Energy Center may cause reliability concerns. The MoPSC staff is under no deadline to complete this review. As of December 31, 2022 and 2021, Ameren and Ameren Missouri classified the remaining net book value of the Rush Island Energy Center as plant to be abandoned, net, within “Property, Plant, and Equipment, Net” on Ameren’s and Ameren Missouri’s balance sheets. As part of the assessment of any potential future abandonment loss, consideration will be given to rate and securitization orders issued by the MoPSC to Ameren Missouri and to orders issued to other Missouri utilities with similar facts.
•The IETL established emission standards that became effective in September 2021. Ameren Missouri's natural gas-fired energy centers in Illinois will be subject to limits on emissions, including CO2 and NOx, equal to their unit-specific average annual emissions from 2018 through 2020, for any rolling twelve-month period beginning October 1, 2021, through 2029. Further reductions to emissions limits will become effective between 2030 and 2040, resulting in the closure of the Venice Energy Center by 2029. The reductions could also limit the operations of Ameren Missouri's four natural gas-fired energy centers located in the state of Illinois, and will result in their closure by 2040. These energy centers are utilized to support peak loads. Subject to conditions in the IETL, these energy centers may be allowed to exceed the emissions limits in order to maintain reliability of electric utility service. Ameren Missouri filed a 2022 Change to the 2020 IRP with the MoPSC in June 2022 to reflect, among other things, the updated scheduled retirement dates of the natural gas-fired energy centers located in the state of Illinois.
•Due to a change in customer behavior and certain business practices resulting from the COVID-19 pandemic, there has been a shift in sales volumes by customer class from pre-pandemic levels at both Ameren Missouri and Ameren Illinois, which began in 2020, with an increase in residential sales, and a decrease in commercial and industrial sales. While our electric sales volumes in 2022, excluding the estimated effects of weather and customer energy-efficiency programs, were comparable to 2021 and, at Ameren Missouri, were comparable to pre-pandemic levels, Ameren Illinois’ sales volumes remain below pre-pandemic levels. However, revenues from Ameren Illinois’ electric distribution business, residential and small nonresidential customers of Ameren Illinois’ natural gas distribution business, and Ameren Illinois’ and ATXI’s electric transmission businesses are decoupled from changes in sales volumes. Further effects of the COVID-19 pandemic, or a similar health crisis, on our results of operations, financial position, and liquidity in subsequent periods will depend on its severity and longevity, future regulatory or legislative actions with respect thereto, and the resulting impact on business, economic, and capital market conditions.
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
Liquidity and Capital Resources
•In June 2022, Ameren Missouri filed a notice of change in preferred resource plan with the MoPSC. The filing includes a 2022 Change to the 2020 IRP, which the MoPSC may review at its election. In connection with the change, Ameren revised its goals for reduction of carbon emissions. Ameren is targeting net-zero carbon emissions by 2045, as well as a 60% reduction by 2030 and an 85% reduction by 2040 based on 2005 levels. Ameren’s goals include both direct emissions from operations, as well as electricity usage at Ameren buildings, including other greenhouse gas emissions of methane, nitrous oxide, and sulfur hexafluoride. Achieving these goals will be dependent on a variety of factors, including cost-effective advancements in innovative clean energy technologies and constructive federal and state energy and economic policies. The 2022 Change to the 2020 IRP includes, among other things, the following:
•the continued implementation of customer energy-efficiency programs;
•expanding renewable sources by adding 2,800 MWs of renewable generation by 2030, 400 MWs of battery storage by 2035, and a total of 4,700 MWs of renewable generation and 800 MWs of battery storage by 2040. These amounts include 350 MWs of solar generation projects discussed below;
•adding 1,200 MWs of natural gas-fired combined cycle generation by 2031, with plans to switch to hydrogen fuel and/or blend hydrogen fuel with natural gas and install carbon capture technology if these technologies become commercially available at a reasonable cost;
•adding 1,200 MWs of additional clean dispatchable generation by 2043;
•the expectation that Ameren Missouri will seek and receive NRC approval for an extension of the operating license for the Callaway Energy Center beyond its current 2044 expiration date;
•extending the retirement date of the coal-fired Sioux Energy Center from 2028 to 2030 to ensure reliability during the transition to clean energy generation, which is subject to the approval of a change in the asset’s depreciable life by the MoPSC in Ameren Missouri’s 2022 electric service regulatory rate review;
•accelerating the retirement date of the Rush Island coal-fired energy center to 2025;
•retiring the Meramec coal-fired energy center at the end of its useful life in 2022, which was completed in December 2022;
•retiring the generating units at the Labadie coal-fired energy center at the end of their useful lives (two generating units by 2036 and the other two by 2042);
•accelerating the retirement date of the Venice natural gas-fired energy center to 2029; and
•retiring Ameren Missouri’s other natural gas-fired energy centers in Illinois by 2040.
Ameren Missouri’s plan could be affected by, among other factors: Ameren Missouri’s ability to obtain certificates of convenience and necessity from the MoPSC, and any other required approvals for the addition of renewable resources or natural gas-fired combined cycle generation, retirement of energy centers, and new or continued customer energy-efficiency programs; the ability to enter into agreements for renewable or natural gas-fired combined cycle generation and acquire or construct that generation at a reasonable cost; the ability of suppliers, contractors, and developers to meet contractual commitments and timely complete projects, which is dependent upon the availability of necessary labor, materials, and equipment, including those that are affected by the disruptions in the global supply chain caused by the COVID-19 pandemic, geopolitical conflict, or government actions, among other things; changes in the scope and timing of projects; the ability to qualify for, and use or transfer, federal production or investment tax credits; the cost of wind, solar, and other renewable generation and battery storage technologies; the cost of natural gas or hydrogen CT technologies; the ability to maintain system reliability during and after the transition to clean energy generation; changes in environmental regulations, including those related to CO2 and other greenhouse gas emissions; energy prices and demand; Ameren Missouri’s ability to obtain necessary rights-of-way, easements, and transmission interconnection agreements at an acceptable cost and in a timely fashion, the inability to earn an adequate return on invested capital; and the ability to raise capital on reasonable terms. The next integrated resource plan is expected to be filed in September 2023.
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
•In February 2022, Ameren Missouri, through a subsidiary, entered into a build-transfer agreement to acquire, after construction, the Boomtown Solar Project, a 150-MW solar generation facility, which is expected to be located in southeastern Illinois, support Ameren Missouri’s transition to renewable energy generation, and serve customers under the Renewable Solutions Program, if approved by the MoPSC. In December 2022, the MoPSC staff filed a recommendation that the MoPSC should not approve Ameren Missouri’s July 2022 request for a certificate of convenience and necessity for the facility, arguing Ameren Missouri did not adequately demonstrate the facility is needed to continue providing service to customers. Ameren Missouri expects a decision by the MoPSC by April 2023. In June 2022, Ameren Missouri, through a subsidiary, entered into a build-transfer agreement to acquire, after construction, the Huck Finn Solar Project, a 200-MW solar generation facility, which is expected to be located in central Missouri and support Ameren Missouri’s compliance with the state of Missouri’s requirement of achieving 15% of retail sales from renewable energy sources, of which 2% must be derived from solar energy sources. In February 2023, the MoPSC issued an order approving a nonunanimous stipulation and agreement regarding a requested certificate of convenience and necessity for the Huck Finn Solar Project. Both acquisitions are aligned with the 2022 Change to the 2020 IRP discussed above, and are subject to certain conditions, including the issuance of certificates of convenience and necessity by the MoPSC for the Boomtown Solar Project and approval by the FERC for both acquisitions. Depending on the timing of regulatory approvals and the impact of potential sourcing issues discussed below, the facilities could be completed as early as the fourth quarter of 2024. Capital expenditures related to these facilities are included in Ameren’s and Ameren Missouri’s expected capital investments discussed below.
•Ameren Missouri's 2022 Change to the 2020 IRP targets cleaner and more diverse sources of energy generation, including solar generation. While rights to acquire the solar facilities discussed above were secured through build-transfer agreements, supply chain disruptions, including solar panel shortages and increasing material costs as a result of government tariffs and other factors, could affect the costs, as well as the timing, of these projects and other solar generation projects. The supply of solar panel components to the United States was significantly disrupted as a result of an investigation initiated by the United States Department of Commerce in late March 2022, which could result in significant tariffs on solar panel components imported from four Southeast Asian countries. The investigation is in response to a petition, which alleged that Chinese solar manufacturers shifted solar panel component manufacturing to these countries to avoid tariffs imposed on imports from China. In December 2022, the United States Department of Commerce issued a preliminary determination, finding that all exporters and producers of solar panel components from the four Southeast Asian countries, with a few exceptions, have been circumventing tariffs imposed on imports from China. As a result of the preliminary determination, processes were created by which importers and exporters may submit certifications to avoid the imposition of tariffs. Failure to submit the applicable certifications, or denial of the submitted certifications by the United States Department of Commerce, could result in increased tariffs on solar panel components that are subject to the investigation and entered the United States on or after April 1, 2022. The United States Department of Commerce will continue its investigation and is expected to issue a final determination by mid-2023. Additionally, certain solar panel components from China have been subject to detention by the United States Customs and Border Protection Agency as a result of the Uyghur Forced Labor Prevention Act that became effective in June 2022. Also, in June 2022, President Biden authorized the United States Department of Energy to use the Defense Production Act to rapidly expand American manufacturing of five critical clean energy technologies, including solar panel components. President Biden also took executive action to temporarily lift certain tariffs on solar panel components imported from the four Southeast Asian countries under investigation by the United States Department of Commerce for 24 months in order to allow the United States access to a sufficient supply of solar panel components to meet electricity generation needs while domestic manufacturing scales up. Any future tariffs or other outcomes resulting from the investigation by the United States Department of Commerce or actions by the United States Customs and Border Protection Agency could affect the cost and the availability of solar panel components and the timing and amount of Ameren Missouri's estimated capital expenditures associated with solar generation investments.
•Through 2027, we expect to make significant capital expenditures to improve our electric and natural gas utility infrastructure, with a major portion directed to our transmission and distribution systems. We estimate that we will invest up to $20.5 billion (Ameren Missouri – up to $10.8 billion; Ameren Illinois – up to $9.5 billion; ATXI – up to $0.2 billion) of capital expenditures during the period from 2023 through 2027. These planned investments are based on the assumption of continued constructive regulatory frameworks.

Ameren’s and Ameren Missouri’s estimates include $2.5 billion of renewable generation investments through 2027 consistent with investments outlined in Ameren Missouri’s 2022 Change to the 2020 IRP. Ameren’s estimate also includes $0.8 billion of capital expenditures through 2027 related to projects assigned to Ameren pursuant to the first tranche of projects under the MISO’s long-range transmission planning roadmap discussed below.
•In 2021, the MISO issued a report outlining a preliminary long-range transmission planning roadmap of projects through 2039, which considers the rapidly changing generation mix within MISO resulting from significant additions of renewable generation, actual and expected generation plant closures, and state mandates or goals for clean energy or carbon emissions reductions. In July 2022, the MISO approved the first tranche of projects under the first phase of the roadmap. A portion of these projects were assigned to various utilities, of which Ameren was awarded projects that are estimated to cost approximately $1.8 billion, based on the MISO’s cost estimate. Construction on the Ameren projects is expected to begin in 2025, with completion dates expected near the end of this decade. The MISO initiated requests for proposals in December 2022, and is expected to initiate additional requests for proposals in March and July 2023, for additional first tranche projects crossing Missouri, with total cost estimated by the MISO of approximately $0.7 billion, which are expected to be awarded between late-2023 and mid-2024. In November 2022, the MISO released plans for a second tranche of projects and began the process of identifying a list of projects for consideration under this tranche. Ameren expects the second tranche of projects to be approved in the first half of 2024. In July 2022, a group of industrial customers filed a complaint with the FERC, challenging provisions of a MISO tariff that exclude regional transmission projects from the MISO’s competitive bid process based on state laws related to the right of first refusal, which provide an incumbent utility the right to build, maintain, and own transmission lines located within its service territory. The complaint seeks to require MISO to revise its tariff to prohibit the application of state laws related to the right of first refusal in the MISO’s long-range transmission planning and require projects to be bid on a competitive basis, to the maximum extent possible. It also is asking for refunds related to any costs under the tariff that would not comply with the sought-after revisions. The FERC is under no deadline to issue an order in this proceeding.
•In July 2022, an Illinois law prohibiting the state’s oversight of certain electric utilities’ choice of RTO membership ceased to be effective. Given the change in law and the high prices resulting from the MISO’s April 2022 capacity auction, the ICC issued an order requiring Ameren Illinois to perform a cost-benefit study of continued participation in the MISO compared to participation in PJM Interconnection LLC, another RTO. The cost-benefit study will examine the impacts of participation in each RTO, including reliability, resiliency, affordability, and environmental impacts, among other things, for a period of five to 10 years beginning June 2024. The ICC order requires Ameren Illinois to file the study by July 2023. A 30-day comment period will follow. The ICC is under no obligation to issue an order related to the cost-benefit study.
•Environmental regulations, including those related to CO2 emissions, or other actions taken by the EPA or state regulators, or requirements that may result from the NSR and Clean Air Act Litigation discussed in Note 14 – Commitments and Contingencies under Part II, Item 8, of this report, could result in significant increases in capital expenditures and operating costs. Regulations can be reviewed and repealed, and replacement or alternative regulations can be proposed or adopted by the current federal administration, including the EPA. The ultimate implementation of any of these new regulations, as well as the timing of any such implementation, is uncertain. However, the individual or combined effects of existing and new environmental regulations could result in significant capital expenditures, increased operating costs, or the closure or alteration of some of Ameren Missouri’s coal and natural gas-fired energy centers. Ameren Missouri’s capital expenditures are subject to MoPSC prudence reviews, which could result in cost disallowances as well as regulatory lag. The cost of Ameren Illinois’ purchased power and natural gas purchased for resale could increase. However, Ameren Illinois expects that these costs would be recovered from customers with no material adverse effect on its results of operations, financial position, or liquidity. Ameren’s and Ameren Missouri’s earnings could benefit from increased investment to comply with environmental regulations if those investments are reflected and recovered on a timely basis in customer rates.
•The Ameren Companies have multiyear credit agreements that cumulatively provide $2.6 billion of credit through December 2027, subject to a 364-day repayment term for Ameren Missouri and Ameren Illinois, with the option to seek incremental commitments to increase the cumulative credit provided to $3.2 billion. See Note 4 – Short-term Debt and Liquidity under Part II, Item 8, of this report for additional information regarding the Credit Agreements. See Note 5 – Long-term Debt and Equity Financings under Part II, Item 8, of this report for long-term debt maturities from 2023 to 2027 and beyond at Ameren (parent), Ameren Missouri, Ameren Illinois, and ATXI. Ameren, Ameren Missouri, and Ameren Illinois each believe that their liquidity is adequate given their respective expected operating cash flows, capital expenditures, and financing plans. To date, the Ameren Companies have been able to access the capital markets on reasonable terms when needed. However, there can be no assurance that significant changes in economic conditions, disruptions in the capital and credit markets, or other unforeseen events will not materially affect their ability to execute their expected operating, capital, or financing plans.
•Ameren expects its cash used for currently planned capital expenditures and dividends to exceed cash provided by operating activities over the next several years. As part of its funding plan for capital expenditures, Ameren is using newly issued shares of common stock, rather than market-purchased shares, to satisfy requirements under the DRPlus and employee benefit plans and expects to continue to do so through at least 2027. Ameren expects these equity issuances to total about $100 million annually. In addition, Ameren has an

ATM program under which Ameren may offer and sell from time to time common stock, which includes the ability to enter into forward sales agreements, subject to market conditions and other factors. Ameren has multiple forward sale agreements outstanding under the ATM program with various counterparties relating to 3.4 million shares of common stock. As of December 31, 2022, Ameren could have settled the forward sale agreements with physical delivery of 3.2 million shares of common stock to the respective counterparties in exchange for cash of $295 million. In January 2023, Ameren entered into a forward sale agreement under the ATM program relating to 0.2 million shares of common stock. The January 2023 forward sale agreement can be settled at Ameren’s discretion on or prior to October 3, 2024. Ameren expects to settle approximately $300 million of the forward sale agreements and issue 3.2 million shares of common stock by December 31, 2023. Also, Ameren plans to issue approximately $500 million of equity each year from 2024 to 2027 in addition to issuances under the DRPlus and employee benefit plans. As of December 31, 2022, Ameren had approximately $1 billion of common stock available for sale under the ATM program, which takes into account the forward sale agreements in effect as of December 31, 2022. Ameren expects its equity to total capitalization to be about 45% through December 31, 2027, with the long-term intent to support solid investment-grade credit ratings. Ameren Missouri and Ameren Illinois expect to fund cash flow needs through debt issuances, adjustments of dividends to Ameren (parent), and/or capital contributions from Ameren (parent).
•The IRA was enacted in August 2022, and includes various income tax provisions, among other things. The law extends federal production and investment tax credits for projects beginning construction through 2024 and allows for a 10% adder to the production and investment tax credits for siting projects at existing energy communities as defined in the law, which includes sites previously used for coal-fired generation. The law also creates new federal production and investment tax credits for projects placed in service after 2024. The federal production and investment tax credits will apply to renewable energy production and investments, along with certain nuclear energy production, and will be phased out beginning in 2033, at the earliest. The phase-out is triggered when greenhouse gas emissions from the electric generation industry are reduced by at least 75% from the annual 2022 emission rate or at the beginning of 2033, whichever is later. The law allows for transferability to an unrelated party for cash of certain tax credits generated after 2022. In addition, the new law imposes a 15% minimum tax on adjusted financial statement income, as defined in the law, assessed against corporations whose average annual adjusted financial statement income exceeds $1 billion for three consecutive preceding tax years, effective for tax years beginning after December 31, 2022. Once a corporation exceeds this three-year average annual adjusted financial statement income threshold, it will be subject to the minimum tax for all future tax years. Additional regulations, interpretations, amendments, or technical corrections to or in connection with the IRA may be issued by the IRS or United States Department of Treasury.
•As of December 31, 2022, Ameren had $181 million in tax benefits from federal and state income tax credit carryforwards and $47 million in tax benefits from federal and state net operating loss carryforwards, which will be utilized in future periods. Future expected income tax payments are based on expected taxable income, available income tax credit and net operating loss carryforwards, and current tax law. Expected taxable income is affected by expected capital expenditures, when property, plant, and equipment is placed in-service or retired, and the timing of regulatory reviews, among other things. Ameren expects federal income tax payments at the required minimum levels from 2023 to 2027 resulting from the anticipated use of existing production tax credits generated by Ameren Missouri’s High Prairie Renewable and Atchison Renewable energy centers, existing income tax credit and net operating loss carryforwards, and outstanding refunds. Based on its preliminary calculations, Ameren does not expect to be subject to the 15% minimum tax imposed by the IRA in 2023 and 2024. Ameren expects annual federal income tax payments, including payments related to the 15% minimum tax pursuant to the IRA, to be immaterial through 2027.
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
•Regulatory environment and external regulatory decisions and requirements
•Anticipated future regulatory decisions and our assessment of their impact
•The impact of prudence reviews, complaint cases, limitations on electric rate increases in Missouri and Illinois, and opposition during the ratemaking process that may limit our ability to timely recover costs and earn a fair return on our investments
•Ameren Illinois’ assessment of and ability to estimate the current year’s electric distribution service costs to be reflected in revenues and recovered from customers in a subsequent year under the IEIMA performance-based formula ratemaking framework and under the MYRP process, which will be effective beginning in 2024
•Ameren Illinois’ and ATXI’s assessment of and ability to estimate the current year’s electric transmission service costs to be reflected in revenues and recovered from customers in a subsequent year under the FERC ratemaking frameworks
•Ameren Missouri’s estimate of revenue recovery under the MEEIA plans

Basis for Judgment
The application of accounting guidance for rate-regulated businesses results in recording regulatory assets and liabilities. Regulatory assets represent the deferral of incurred costs that are probable of future recovery in customer rates. Regulatory assets are amortized as the incurred costs are recovered through customer rates. In some cases, we record regulatory assets before approval for recovery has been received from the applicable regulatory commission. We must use judgment to conclude that costs deferred as regulatory assets are probable of future recovery. We base our conclusion on certain factors including, but not limited to, orders issued by our regulatory commissions, enacted legislation, or historical experience, as well as discussions with legal counsel. If facts and circumstances lead us to conclude that a recorded regulatory asset is no longer probable of recovery or that plant assets are probable of disallowance, we record a charge to earnings, which could be material. Regulatory liabilities represent revenues received from customers to fund expected costs that have not yet been incurred or that are probable of future refunds to customers. We also recognize revenues for alternative revenue programs authorized by our regulators that allow for an automatic rate adjustment, are probable of recovery, and are collected within 24 months following the end of the annual period in which they are recognized. Under IEIMA performance-based formula ratemaking, effective through 2023, Ameren Illinois estimates its annual electric distribution revenue requirement for interim periods by using internal forecasted year-end rate base and published forecasted data regarding the annual average of the monthly yields of the 30-year United States Treasury bonds. Ameren Illinois estimates its annual revenue requirement as of December 31 of each year using that year’s actual operating results and assesses the probability of recovery from or refund to customers that the ICC will order at the end of the following year. Variations in investments made or orders by the ICC or courts can result in a subsequent change in Ameren Illinois’ estimate. Ameren Illinois and ATXI follow a similar process for their FERC rate-regulated electric transmission businesses. Ameren Missouri estimates lost electric margins resulting from its MEEIA customer energy-efficiency programs, which are subsequently recovered through the MEEIA rider. See Note 2 – Rate and Regulatory Matters under Part II, Item 8, of this report for a description of our regulatory mechanisms and quantification of these assets or liabilities for each of the Ameren Companies, as well as a description of the MYRP that will be effective in 2024.
The following table reflects the gain and other comprehensive income, which would be offset by the removal of regulatory assets and liabilities and an increase in accumulated other comprehensive income, that would have resulted if accounting guidance for rate-regulated businesses had been eliminated as of December 31, 2022:

	Ameren	Ameren Missouri	Ameren Illinois
Gains	$3,261	$1,851	$1,307
Other comprehensive income (before taxes) - pension and other postretirement benefit plan activity	404	242	162

Accounting Estimate	Uncertainties Affecting Application
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
The following table reflects the sensitivity of Ameren’s pension and postretirement plans to potential changes in key assumptions for the year ended December 31, 2022:

	Pension Benefits		Postretirement Benefits
	Net Periodic Benefit Cost	Projected Pension Benefit Obligation	Net Periodic Benefit Cost	Projected Postretirement Benefit Obligation
0.25% decrease in discount rate	$13	$113	$2	$22
0.25% decrease in return on assets	12	(a)	3	(a)
0.25% increase in future compensation	4	12	(a)	(a)
(a)Not applicable.

Accounting Estimate	Uncertainties Affecting Application
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

Basis for Judgment
The reporting of tax-related assets and liabilities requires the use of estimates and significant management judgment. Deferred tax assets and liabilities are recorded to represent future effects on income taxes for temporary differences between the basis of assets for financial reporting and tax purposes. Although management believes that current estimates for deferred tax assets and liabilities are reasonable, actual results could differ from these estimates for a variety of reasons, including: a change in forecasted financial condition and/or results of operations; changes in income tax laws, enacted tax rates or amounts subject to income tax; the form, structure, and timing of asset or stock sales or dispositions; changes in the regulatory treatment of any tax reform benefits; and changes resulting from audits and examinations by taxing authorities. Valuation allowances against deferred tax assets are recorded when management concludes it is more likely than not such asset will not be realized in future periods. Accounting for income taxes also requires that only tax benefits for positions taken or expected to be taken on tax returns that meet the more-likely-than-not recognition threshold can be recognized or continue to be recognized. Management evaluates each position solely on the technical merits and facts and circumstances of the position, assuming that the position will be examined by a taxing authority that has full knowledge of all relevant information. Significant judgment is required to determine recognition thresholds and the related amount of tax benefits to be recognized. At each period end, and as new developments occur, management reevaluates its tax positions. Additional interpretations, regulations, amendments, or technical corrections related to the federal income tax code as a result of the IRA, may impact the estimates for income taxes discussed above. See Note 12 – Income Taxes under Part II, Item 8, of this report for additional information on the IRA and the amount of deferred income taxes recorded at December 31, 2022.

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

Basis for Judgment
We record the estimated fair value of legal obligations associated with the retirement of tangible long-lived assets in the period in which the liabilities are incurred and capitalize a corresponding amount as part of the book value of the related long-lived asset. In subsequent periods, we adjust AROs for accretion and changes in the estimated fair values of the obligations, with a corresponding increase or decrease in the asset book value for the fair value changes. We estimate the fair value of our AROs using present value techniques, in which we make various assumptions about discount rates and cost escalation rates. In addition, these estimates include assumptions of the probability, timing, and amount of cash expenditures to settle the ARO, and are based on currently available technology. Ameren and Ameren Missouri have recorded AROs for retirement costs associated with decommissioning of Ameren Missouri’s Callaway and wind renewable energy centers, certain Ameren Missouri solar energy centers, CCR facilities, and river structures at certain energy centers used for unloading coal and circulating water systems. Additionally, Ameren, Ameren Missouri, and Ameren Illinois have recorded AROs for retirement costs associated with asbestos removal and the disposal of certain transformers. See Note 15 – Supplemental Information under Part II, Item 8, of this report for the amount of AROs recorded at December 31, 2022.

A significant portion of Ameren’s and Ameren Missouri’s AROs relate to the decommissioning of Ameren Missouri’s Callaway Energy Center. Changes in key assumptions could materially affect the decommissioning obligation. The following table reflects the sensitivity of potential changes in key assumptions to Ameren Missouri’s Callaway Energy Center decommissioning obligation as of December 31, 2022:

Change in Callaway Energy Center’s Key ARO Assumptions	Increase (Decrease) to ARO
Discount rate decreased by 0.10%	$11
Cost escalation rate increased by 0.25%	27
Increase in the estimated decommissioning costs by 10%	43
Two-year deferral in timing of cash expenditures	(28)
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
The estimated increase in our annual interest expense and decrease in net income if interest rates were to increase by 100 basis points on variable-rate debt outstanding at December 31, 2022 is immaterial.
The allowed ROE under Ameren Illinois’ IEIMA electric distribution service and its electric energy-efficiency investments formula ratemaking recovery mechanisms is based on the annual average of the monthly yields of the 30-year United States Treasury bonds plus 580 basis points. Therefore, Ameren Illinois’ annual ROE for its electric distribution business is directly correlated to the yields on such bonds, which are outside of Ameren Illinois’ control. Ameren Illinois expects to use the current IEIMA formula framework to establish annual customer rates effective through 2023 and reconcile the related revenue requirements. A 50 basis point change in the annual average of the monthly yields of the 30-year United States Treasury bonds would result in an estimated $12 million change in Ameren’s and Ameren Illinois’ annual net income, based on Ameren Illinois’ 2023 projected year-end rate base, including electric energy-efficiency investments. Interest rate levels also influence the ROE allowed by our regulators in our other ratemaking jurisdictions, as well as the carrying costs associated with certain regulatory assets and liabilities.

Credit Risk
Credit risk represents the loss that would be recognized if counterparties should fail to perform as contracted. Exchange-traded contracts are supported by the financial and credit quality of the clearing members of the respective exchanges and carry only a nominal credit risk. In all other transactions, we are exposed to credit risk in the event of nonperformance by the counterparties to the transaction. See Note 7 – Derivative Financial Instruments under Part II, Item 8, of this report for information on the potential loss on counterparty exposure as of December 31, 2022.
Our revenues are primarily derived from sales or delivery of electricity and natural gas to customers in Missouri and Illinois. Our physical and financial instruments are subject to credit risk consisting of trade accounts receivables and executory contracts with market risk exposures. The risk associated with trade receivables is mitigated by the large number of customers in a broad range of industry groups who make up our customer base. At December 31, 2022, no nonaffiliated customer represented more than 10% of our accounts receivable. Additionally, Ameren Illinois faces risks associated with the purchase of receivables. The Illinois Public Utilities Act requires Ameren Illinois to establish electric utility consolidated billing and purchase of receivables services. At the option of an alternative retail electric supplier, Ameren Illinois may be required to purchase the supplier’s receivables relating to Ameren Illinois’ distribution customers who elected to receive power supply from the alternative retail electric supplier. When that option is selected, Ameren Illinois produces consolidated bills for the applicable retail customers to reflect charges for electric distribution and purchased receivables. As of December 31, 2022, Ameren Illinois’ balance of purchased accounts receivable associated with the utility consolidated billing and purchase of receivables services was $31 million. The risk associated with Ameren Illinois’ electric and natural gas trade receivables is also mitigated by a rider that allows Ameren Illinois to recover the difference between its actual net bad debt write-offs under GAAP and the amount of net bad debt write-offs included in its base rates. Ameren Missouri and Ameren Illinois continue to monitor the impact of economic conditions, including inflationary pressures, on customer collections and customer account balances. Ameren Missouri and Ameren Illinois make adjustments to their respective allowance for doubtful accounts as deemed necessary to ensure that such allowances are adequate to cover estimated uncollectible customer account balances. See Results of Operations in Management’s Discussion and Analysis of Financial Condition and Results of Operations under Part II, Item 7, of this report for more information on Ameren’s, Ameren Missouri’s, and Ameren Illinois’ accounts receivable balances that were 30 days or greater past due or that were a part of a deferred payment arrangement as of December 31, 2022.
Investment Price Risk
Plan assets of the pension and postretirement trusts, the nuclear decommissioning trust fund, and COLI contracts include equity and debt securities. The equity securities are exposed to price fluctuations in equity markets. The debt securities are exposed to changes in interest rates.
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
The expected return on plan assets assumption is based on historical and projected rates of return for current and planned asset classes in the investment portfolio. Projected rates of return for each asset class are estimated after an analysis of historical experience, future expectations, and the volatility of the various asset classes. After considering the target asset allocation for each asset class, we adjust the overall expected rate of return for the portfolio for historical and expected experience of active portfolio management results compared with benchmark returns, and for the effect of expenses paid from plan assets. Contributions to the plans and future costs could increase materially if we do not achieve pension and postretirement asset portfolio investment returns equal to or in excess of our 2023 assumed return on plan assets of 6.75%.
Ameren Missouri also maintains a trust fund, as required by the NRC and Missouri law, to fund certain costs of nuclear plant decommissioning. As of December 31, 2022, this fund was invested in domestic equity securities (65%) and debt securities (34%). By maintaining a portfolio that includes long-term equity investments, Ameren Missouri seeks to maximize the returns to be used to fund nuclear decommissioning costs within acceptable parameters of risk. Ameren Missouri actively monitors the portfolio by benchmarking the performance of its investments against certain indices and by maintaining and periodically reviewing established target allocation percentages of the trust assets to various investment options. Ameren Missouri’s exposure to equity price market risk is in large part mitigated because Ameren Missouri is currently allowed to recover its decommissioning costs, which would include unfavorable investment results, through electric rates.

Additionally, Ameren and Ameren Illinois have COLI contracts with net cash surrender values of $136 million and $8 million, respectively, as of December 31, 2022. The net cash surrender value of Ameren’s COLI is affected by the investment performance of a separate account in which Ameren holds a beneficial interest. As of December 31, 2022, that separate account is comprised of approximately 50% equity securities and 50% debt securities. To the extent not recovered through rates, changes in the market values of these contracts are reflected in earnings.
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
Ameren Illinois has cost recovery mechanisms for power purchased, capacity, zero emission credit, and renewable energy credit costs and expects full recovery of such costs. Ameren Illinois is required to serve as the provider of last resort for electric customers in its service territory who have not chosen an alternative retail electric supplier. In 2022, Ameren Illinois procured power on behalf of its customers for 28% of its total kilowatthour sales. Ameren Illinois purchases energy and capacity through the MISO and through bilateral contracts resulting from IPA procurement events. Typically, Ameren Illinois purchases a total of 50% of its capacity needs bilaterally, with the remaining balance to be procured through the annual MISO capacity auction. Daily energy balancing is also handled through the MISO marketplace. The IPA has proposed and the ICC has approved multiple procurement events covering portions of years through 2025 for capacity and energy. Ameren Illinois has also entered into ICC-approved contracts for zero emission credits through 2026 and for renewable energy credits with various terms, including contracts with a 20-year term ending 2032, and contracts entered into beginning in 2018 through 2022 with 15-year terms. Ameren Illinois does not generate earnings based on the resale of power or purchase of zero emission credits or renewable energy credits but rather on the delivery of the energy.
Ameren Missouri and Ameren Illinois have PGA clauses that permit costs incurred for natural gas to be recovered directly from utility customers without a traditional regulatory rate review, subject to prudence reviews.
The following table presents, as of December 31, 2022, the percentages of the projected required supply of coal and coal transportation for Ameren Missouri’s coal-fired energy centers, nuclear fuel for Ameren Missouri’s Callaway Energy Center, natural gas for Ameren Missouri’s and Ameren Illinois’ retail distribution, and purchased power for Ameren Illinois that are price-hedged over the period 2023 through 2027. The projected required supply of these commodities could be significantly affected by changes in our assumptions about customer demand for electricity and natural gas supplied by us and inventory levels, as well as Ameren Missouri’s generation output, among other matters.

	2023	2024	2025 – 2027
Ameren:
Coal(a)	91%	84%	40%
Coal transportation(a)	100	97	74
Nuclear fuel	97	(b)	96
Natural gas for distribution(c)	88	42	15
Purchased power for Ameren Illinois(d)	70	35	9
Ameren Missouri:
Coal(a)	91%	84%	40%
Coal transportation(a)	100	97	74
Nuclear fuel	97	(b)	96
Natural gas for distribution(c)	81	49	28
Ameren Illinois:
Natural gas for distribution(c)	89%	41%	13%
Purchased power(d)	70	35	9
(a)Ameren Missouri has agreements in place to purchase and transport coal to its energy centers. While Ameren Missouri has minimum purchase obligations associated with these agreements, the majority of these agreements are not associated with any specific coal-fired energy center.

(b)The Callaway Energy Center requires refueling at 18-month intervals. As there is no refueling and maintenance outage scheduled to occur during 2024, there are also no nuclear fuel deliveries anticipated to occur in 2024.
(c)Represents the percentage of natural gas price-hedged for peak winter season of November through March. The year 2023 represents January 2023 through March 2023. The year 2024 represents November 2023 through March 2024. This continues each successive year through March 2027.
(d)Represents the percentage of purchased power price-hedged for fixed-price residential and nonresidential customers with less than 150 kilowatts of demand.
Our exposure to commodity price risk for construction and maintenance activities is related to changes in market prices for metal commodities and to labor availability.
Also see Note 14 – Commitments and Contingencies under Part II, Item 8, of this report for additional information.
Commodity Supplier Risk
The use of low-sulfur coal is part of Ameren Missouri’s environmental compliance strategy. Ameren Missouri has agreements with multiple suppliers to purchase low-sulfur coal through 2027 to comply with environmental regulations. Disruptions to the deliveries of low-sulfur coal from a supplier could compromise Ameren Missouri’s ability to operate in compliance with emission standards. The suppliers of low-sulfur coal are limited. If Ameren Missouri were to experience a temporary disruption of low-sulfur coal deliveries that caused it to exhaust its existing inventory, and if other sources of low-sulfur coal were not available, Ameren Missouri would have to use its existing emission allowances, purchase emission allowances, and reduce generation to achieve compliance with environmental regulations. Ameren Missouri would then need to purchase power necessary to meet demand.
Currently, the Callaway Energy Center has a single NRC-licensed supplier able to provide fuel assemblies to the Callaway Energy Center. Ameren Missouri is pursuing a program to qualify an alternate NRC-licensed supplier, and expects to obtain NRC approval in the near term.
Ameren Missouri is expecting a delivery for an immaterial amount of enriched uranium sourced from a Russian supplier. This material is planned to be utilized in the near-term and could become subject to potential sanctions. Ameren Missouri has established contingency plans to minimize its exposure risk to Russian-sourced fuel. Ameren Missouri has inventories and supply contracts from non-Russian suppliers sufficient to meet all of its uranium (concentrate and hexafluoride), conversion, and enrichment requirements at least through the 2026 refueling of the Callaway Energy Center.
Ameren Missouri's 2022 Change to the 2020 IRP targets cleaner and more diverse sources of energy generation, including solar generation. While rights to acquire solar generation facilities totaling 350 MWs were secured through build-transfer agreements, supply chain disruptions, including solar panel shortages and increasing material costs as a result of government tariffs and other factors, could affect the costs, as well as the timing, of these projects and other solar generation projects. See Outlook under Part II, Item 7, of this report for additional information on the United States Department of Commerce investigation into the supply of solar panels and the actions taken by the United States Customs and Border Protection Agency to detain certain solar panel shipments from China. Any future tariffs or other outcomes resulting from the investigation by the United States Department of Commerce or actions by the United States Customs and Border Protection Agency could affect the cost and the availability of solar panel components and the timing and amount of Ameren Missouri's estimated capital expenditures associated with solar generation investments.

ITEM 8.FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
Report of Independent Registered Public Accounting Firm
To the Board of Directors and Shareholders
of Ameren Corporation
Opinions on the Financial Statements and Internal Control over Financial Reporting
We have audited the accompanying consolidated balance sheet of Ameren Corporation and its subsidiaries (the “Company”) as of December 31, 2022 and 2021, and the related consolidated statements of income and comprehensive income, of shareholders’ equity and of cash flows for each of the three years in the period ended December 31, 2022, including the related notes and financial statement schedules listed in the index appearing under Item 15(a)(2) (collectively referred to as the “consolidated financial statements”). We also have audited the Company’s internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2021, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2022 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.
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
Accounting for the Effects of Regulation
As described in Notes 1 and 2 to the consolidated financial statements, the Company has operations that are subject to the decisions and requirements of its regulators. As disclosed by management, the Company’s use of accounting guidance for rate-regulated businesses results in recording regulatory assets and liabilities for certain transactions that management expects will be recovered from or refunded to customers in future rates. Regulatory assets and liabilities are amortized consistent with the period of expected regulatory treatment. As of December 31, 2022, there were approximately $1.8 billion of regulatory assets and approximately $5.4 billion of regulatory liabilities. In some cases, management records regulatory assets before approval for recovery has been received from the applicable regulatory commission. Management must use judgment to conclude that costs deferred as regulatory assets are probable of future recovery. Additionally, management recognizes revenue for alternative revenue programs that allow for an automatic rate adjustment, are probable of recovery, and are collected within 24 months of the end of the annual period in which they are recognized. Management’s conclusions are based on certain factors including, but not limited to, regulatory commission orders, legislation, or historical experience, as well as management’s discussions with legal counsel.
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
Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to management’s implementation and application of new or existing regulatory assets or liabilities, including controls related to evaluating the probability of recovery of regulatory assets and refund of regulatory liabilities, and alternative revenue programs. These procedures also included, among others, (i) testing calculations of new and existing regulatory assets or liabilities by comparison to provisions and formulas outlined in regulatory commission orders or legislation, (ii) evaluating management’s assessment of the probability of recovery of regulatory assets and refund of regulatory liabilities, and (iii) evaluating management’s assessment of regulatory mechanisms meeting the alternative revenue program criteria and the expected timing of collection within 24 months of the end of the annual period in which mechanisms are recognized.
/s/ PricewaterhouseCoopers LLP

St. Louis, Missouri
February 21, 2023
We have served as the Company’s auditor since at least 1932. We have not been able to determine the specific year we began serving as auditor of the Company.

Report of Independent Registered Public Accounting Firm
To the Board of Directors and Shareholders
of Union Electric Company
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheet of Union Electric Company and its subsidiaries (the “Company”) as of December 31, 2022 and 2021, and the related consolidated statements of income, of shareholders’ equity and of cash flows for each of the three years in the period ended December 31, 2022, including the related notes and financial statement schedule listed in the index appearing under Item 15(a)(2) (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2021, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2022 in conformity with accounting principles generally accepted in the United States of America.
Basis for Opinion
These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audits of these consolidated financial statements in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.
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
Accounting for the Effects of Regulation
As described in Notes 1 and 2 to the consolidated financial statements, the Company has operations that are subject to the decisions and requirements of its regulators. As disclosed by management, the Company’s use of accounting guidance for rate-regulated businesses results in recording regulatory assets and liabilities for certain transactions that management expects will be recovered from or refunded to customers in future rates. Regulatory assets and liabilities are amortized consistent with the period of expected regulatory treatment. As of December 31, 2022, there were approximately $0.8 billion of regulatory assets and approximately $2.9 billion of regulatory liabilities. In some cases, management records regulatory assets before approval for recovery has been received from the applicable regulatory commission. Management must use judgment to conclude that costs deferred as regulatory assets are probable of future recovery. Management’s conclusions are based on certain factors including, but not limited to, regulatory commission orders, legislation, or historical experience, as well as management’s discussions with legal counsel.
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
Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to management’s implementation and application of new or existing regulatory assets or liabilities, including controls related to evaluating the probability of recovery of regulatory assets and refund of regulatory liabilities. These procedures also included, among others, (i) testing calculations of new and existing regulatory assets or liabilities by comparison to provisions and formulas outlined in regulatory commission orders, and (ii) evaluating management’s assessment of the probability of recovery of regulatory assets and refund of regulatory liabilities.
/s/ PricewaterhouseCoopers LLP

St. Louis, Missouri
February 21, 2023
We have served as the Company’s auditor since at least 1932. We have not been able to determine the specific year we began serving as auditor of the Company.

Report of Independent Registered Public Accounting Firm
To the Board of Directors and Shareholders
of Ameren Illinois Company
Opinion on the Financial Statements
We have audited the accompanying balance sheet of Ameren Illinois Company (the “Company”) as of December 31, 2022 and 2021, and the related statements of income, of shareholders’ equity and of cash flows for each of the three years in the period ended December 31, 2022, including the related notes and financial statement schedule listed in the index appearing under Item 15(a)(2) (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2021, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2022 in conformity with accounting principles generally accepted in the United States of America.
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
Accounting for the Effects of Regulation
As described in Notes 1 and 2 to the financial statements, the Company has operations that are subject to the decisions and requirements of its regulators. As disclosed by management, the Company’s use of accounting guidance for rate-regulated businesses results in recording regulatory assets and liabilities for certain transactions that management expects will be recovered from or refunded to customers in future rates. Regulatory assets and liabilities are amortized consistent with the period of expected regulatory treatment. As of December 31, 2022, there were approximately $0.9 billion of regulatory assets and approximately $2.4 billion of regulatory liabilities. In some cases, management records regulatory assets before approval for recovery has been received from the applicable regulatory commission. Management must use judgment to conclude that costs deferred as regulatory assets are probable of future recovery. Additionally, management recognizes revenue for alternative revenue programs that allow for an automatic rate adjustment, are probable of recovery, and are collected within 24 months of the end of the annual period in which they are recognized. Management’s conclusions are based on certain factors including, but not limited to, regulatory commission orders, legislation, or historical experience, as well as management’s discussions with legal counsel.
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
Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the financial statements. These procedures included testing the effectiveness of controls relating to management’s implementation and application of new or existing regulatory assets or liabilities, including controls related to evaluating the probability of recovery of regulatory assets and refund of regulatory liabilities, and alternative revenue programs. These procedures also included, among others, (i) testing calculations of new and existing regulatory assets or liabilities by comparison to provisions and formulas outlined in regulatory commission orders or legislation, (ii) evaluating management’s assessment of the probability of recovery of regulatory assets and refund of regulatory liabilities, and (iii) evaluating management’s assessment of regulatory mechanisms meeting the alternative revenue program criteria and the expected timing of collection within 24 months of the end of the annual period in which mechanisms are recognized.
/s/ PricewaterhouseCoopers LLP

St. Louis, Missouri
February 21, 2023
We have served as the Company’s auditor since 1998.

AMEREN CORPORATION
CONSOLIDATED STATEMENT OF INCOME AND COMPREHENSIVE INCOME
(In millions, except per share amounts)

	Year Ended December 31,
	2022	2021	2020
Operating Revenues:
Electric	$6,581	$5,297	$4,911
Natural gas	1,376	1,097	883
Total operating revenues	7,957	6,394	5,794
Operating Expenses:
Fuel	473	581	490
Purchased power	1,547	606	513
Natural gas purchased for resale	657	442	272
Other operations and maintenance	1,937	1,774	1,661
Depreciation and amortization	1,289	1,146	1,075
Taxes other than income taxes	539	512	483
Total operating expenses	6,442	5,061	4,494
Operating Income	1,515	1,333	1,300
Other Income, Net	226	202	151
Interest Charges	486	383	419
Income Before Income Taxes	1,255	1,152	1,032
Income Taxes	176	157	155
Net Income	1,079	995	877
Less: Net Income Attributable to Noncontrolling Interests	5	5	6
Net Income Attributable to Ameren Common Shareholders	$1,074	$990	$871

Net Income	$1,079	$995	$877
Other Comprehensive Income (Loss), Net of Taxes
Pension and other postretirement benefit plan activity, net of income taxes (benefit) of $(4), $4, and $5, respectively	(14)	14	16
Comprehensive Income	1,065	1,009	893
Less: Comprehensive Income Attributable to Noncontrolling Interests	5	5	6
Comprehensive Income Attributable to Ameren Common Shareholders	$1,060	$1,004	$887

Earnings per Common Share – Basic	$4.16	$3.86	$3.53

Earnings per Common Share – Diluted	$4.14	$3.84	$3.50

Weighted-average Common Shares Outstanding – Basic	258.4	256.3	247.0
Weighted-average Common Shares Outstanding – Diluted	259.5	257.6	248.7
The accompanying notes are an integral part of these consolidated financial statements.

AMEREN CORPORATION
CONSOLIDATED BALANCE SHEET
(In millions, except per share amounts)

	December 31,
	2022	2021
ASSETS
Current Assets:
Cash and cash equivalents	$10	$8
Accounts receivable – trade (less allowance for doubtful accounts of $31 and $29, respectively)	600	434
Unbilled revenue	446	301
Miscellaneous accounts receivable	54	85
Inventories	667	592
Current regulatory assets	354	319
Investments in industrial development revenue bonds	240	8
Current collateral assets	142	66
Other current assets	155	155
Total current assets	2,668	1,968
Property, Plant, and Equipment, Net	31,262	29,261
Investments and Other Assets:
Nuclear decommissioning trust fund	958	1,159
Goodwill	411	411
Regulatory assets	1,426	1,289
Pension and other postretirement benefits	411	756
Other assets	768	891
Total investments and other assets	3,974	4,506
TOTAL ASSETS	$37,904	$35,735
LIABILITIES AND EQUITY
Current Liabilities:
Current maturities of long-term debt	$340	$505
Short-term debt	1,070	545
Accounts and wages payable	1,159	1,095
Other current liabilities	797	681
Total current liabilities	3,366	2,826
Long-term Debt, Net	13,685	12,562
Deferred Credits and Other Liabilities:
Accumulated deferred income taxes and investment tax credits, net	3,804	3,499
Regulatory liabilities	5,309	5,848
Asset retirement obligations	763	757
Other deferred credits and liabilities	340	414
Total deferred credits and other liabilities	10,216	10,518
Commitments and Contingencies (Notes 2, 9, and 14)
Shareholders’ Equity:
Common stock, $.01 par value, 400.0 shares authorized – shares outstanding of 262.0 and 257.7, respectively	3	3
Other paid-in capital, principally premium on common stock	6,860	6,502
Retained earnings	3,646	3,182
Accumulated other comprehensive income (loss)	(1)	13
Total shareholders’ equity	10,508	9,700
Noncontrolling Interests	129	129
Total equity	10,637	9,829
TOTAL LIABILITIES AND EQUITY	$37,904	$35,735
The accompanying notes are an integral part of these consolidated financial statements.

AMEREN CORPORATION
CONSOLIDATED STATEMENT OF CASH FLOWS
(In millions)

	Year Ended December 31,
	2022	2021	2020
Cash Flows From Operating Activities:
Net income	$1,079	$995	$877
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,438	1,277	1,153
Amortization of debt issuance costs and premium/discounts	21	23	22
Deferred income taxes and investment tax credits, net	170	156	148
Allowance for equity funds used during construction	(43)	(43)	(32)
Stock-based compensation costs	24	22	21
Other	68	19	22
Changes in assets and liabilities:
Receivables	(317)	(74)	(47)
Inventories	(77)	(71)	(25)
Accounts and wages payable	136	28	40
Taxes accrued	(13)	1	34
Regulatory assets and liabilities	(72)	(439)	(254)
Assets, other	(74)	(71)	(74)
Liabilities, other	52	(75)	(110)
Pension and other postretirement benefits	(65)	(33)	(38)
Counterparty collateral, net	(64)	(54)	(10)
Net cash provided by operating activities	2,263	1,661	1,727
Cash Flows From Investing Activities:
Capital expenditures	(3,351)	(3,479)	(3,233)
Nuclear fuel expenditures	(29)	(44)	(66)
Purchases of securities – nuclear decommissioning trust fund	(229)	(452)	(224)
Sales and maturities of securities – nuclear decommissioning trust fund	216	439	183
Other	23	8	11
Net cash used in investing activities	(3,370)	(3,528)	(3,329)
Cash Flows From Financing Activities:
Dividends on common stock	(610)	(565)	(494)
Dividends paid to noncontrolling interest holders	(5)	(5)	(6)
Short-term debt, net	522	55	50
Maturities of long-term debt	(505)	(8)	(442)
Issuances of long-term debt	1,467	1,997	2,183
Issuances of common stock	333	308	476
Redemptions of Ameren Illinois preferred stock	—	(13)	—
Employee payroll taxes related to stock-based compensation	(16)	(17)	(20)
Debt issuance costs	(18)	(18)	(20)
Other	—	(13)	—
Net cash provided by financing activities	1,168	1,721	1,727
Net change in cash, cash equivalents, and restricted cash	61	(146)	125
Cash, cash equivalents, and restricted cash at beginning of year	155	301	176
Cash, cash equivalents, and restricted cash at end of year	$216	$155	$301

Cash Paid (Refunded) During the Year:
Interest (net of $26, $17, and $16 capitalized, respectively)	$476	$426	$383
Income taxes, net	(8)	(1)	13
The accompanying notes are an integral part of these consolidated financial statements.

AMEREN CORPORATION
CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY
(In millions)

	December 31,
	2022	2021	2020
Common Stock:
Beginning of year	$3	$3	$2
Settlement of forward sale agreement through common shares issuance	—	—	1
Common stock, end of year	3	3	3

Other Paid-in Capital:
Beginning of year	6,502	6,179	5,694
Settlement of forward sale agreement through common shares issuance	—	113	424
Shares issued under the ATM program	292	148	—
Shares issued under the DRPlus and 401(k) plan	49	47	51
Stock-based compensation activity	17	15	10
Other paid-in capital, end of year	6,860	6,502	6,179

Retained Earnings:
Beginning of year	3,182	2,757	2,380
Net income attributable to Ameren common shareholders	1,074	990	871
Dividends on common stock	(610)	(565)	(494)
Retained earnings, end of year	3,646	3,182	2,757

Accumulated Other Comprehensive Income (Loss):
Deferred retirement benefit costs, beginning of year	13	(1)	(17)
Change in deferred retirement benefit costs	(14)	14	16
Deferred retirement benefit costs, end of year	(1)	13	(1)
Total accumulated other comprehensive gain (loss), end of year	(1)	13	(1)
Total Shareholders’ Equity	$10,508	$9,700	$8,938

Noncontrolling Interests:
Beginning of year	129	142	142
Net income attributable to noncontrolling interest holders	5	5	6
Dividends paid to noncontrolling interest holders	(5)	(5)	(6)
Redemptions of Ameren Illinois preferred stock	—	(13)	—
Noncontrolling interests, end of year	129	129	142
Total Equity	$10,637	$9,829	$9,080

Common stock shares outstanding at beginning of year	257.7	253.3	246.2
Shares issued under forward sale agreement	—	1.6	5.9
Shares issued under the ATM program	3.4	1.8	—
Shares issued under the DRPlus and 401(k) plan	0.5	0.5	0.7
Shares issued for stock-based compensation	0.4	0.5	0.5
Common stock shares outstanding at end of year	262.0	257.7	253.3

Dividends per common share	$2.36	$2.20	$2.00
The accompanying notes are an integral part of these consolidated financial statements.

UNION ELECTRIC COMPANY (d/b/a AMEREN MISSOURI)
CONSOLIDATED STATEMENT OF INCOME
(In millions)

	Year Ended December 31,
	2022	2021	2020
Operating Revenues:
Electric	$3,849	$3,212	$2,984
Natural gas	197	141	125
Total operating revenues	4,046	3,353	3,109
Operating Expenses:
Fuel	473	581	490
Purchased power	677	227	171
Natural gas purchased for resale	104	60	43
Other operations and maintenance	1,028	948	886
Depreciation and amortization	732	632	604
Taxes other than income taxes	363	343	328
Total operating expenses	3,377	2,791	2,522
Operating Income	669	562	587
Other Income, Net	99	99	76
Interest Charges	213	137	190
Income Before Income Taxes	555	524	473
Income Taxes (Benefit)	(10)	3	34
Net Income	565	521	439
Preferred Stock Dividends	3	3	3
Net Income Attributable to Ameren Common Shareholders	$562	$518	$436
The accompanying notes as they relate to Ameren Missouri are an integral part of these consolidated financial statements.

UNION ELECTRIC COMPANY (d/b/a AMEREN MISSOURI)
CONSOLIDATED BALANCE SHEET
(In millions, except per share amounts)

	December 31,
	2022	2021
ASSETS
Current Assets:
Cash and cash equivalents	$—	$—
Accounts receivable – trade (less allowance for doubtful accounts of $13 and $13, respectively)	244	190
Accounts receivable – affiliates	51	44
Unbilled revenue	184	142
Miscellaneous accounts receivable	18	71
Inventories	434	419
Current regulatory assets	254	127
Investments in industrial development revenue bonds	240	8
Current collateral assets	101	66
Other current assets	66	68
Total current assets	1,592	1,135
Property, Plant, and Equipment, Net	16,124	15,296
Investments and Other Assets:
Nuclear decommissioning trust fund	958	1,159
Regulatory assets	594	523
Pension and other postretirement benefits	98	208
Other assets	140	401
Total investments and other assets	1,790	2,291
TOTAL ASSETS	$19,506	$18,722
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Current maturities of long-term debt	$240	$55
Short-term debt	329	165
Accounts and wages payable	606	631
Accounts payable – affiliates	43	46
Other current liabilities	352	320
Total current liabilities	1,570	1,217
Long-term Debt, Net	5,846	5,564
Deferred Credits and Other Liabilities:
Accumulated deferred income taxes and investment tax credits, net	1,982	1,852
Regulatory liabilities	2,871	3,354
Asset retirement obligations	759	753
Other deferred credits and liabilities	51	71
Total deferred credits and other liabilities	5,663	6,030
Commitments and Contingencies (Notes 2, 9, 13, and 14)
Shareholders’ Equity:
Common stock, $5 par value, 150.0 shares authorized – 102.1 shares outstanding	511	511
Other paid-in capital, principally premium on common stock	2,725	2,725
Preferred stock	80	80
Retained earnings	3,111	2,595
Total shareholders’ equity	6,427	5,911
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$19,506	$18,722
The accompanying notes as they relate to Ameren Missouri are an integral part of these consolidated financial statements.

UNION ELECTRIC COMPANY (d/b/a AMEREN MISSOURI)
CONSOLIDATED STATEMENT OF CASH FLOWS
(In millions)

	Year Ended December 31,
	2022	2021	2020
Cash Flows From Operating Activities:
Net income	$565	$521	$439
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	881	762	681
Amortization of debt issuance costs and premium/discounts	7	6	6
Deferred income taxes and investment tax credits, net	21	3	17
Allowance for equity funds used during construction	(24)	(26)	(19)
Other	14	19	22
Changes in assets and liabilities:
Receivables	(68)	(60)	(8)
Inventories	(15)	(32)	(11)
Accounts and wages payable	19	28	26
Taxes accrued	(21)	(27)	9
Regulatory assets and liabilities	(206)	(207)	(166)
Assets, other	(34)	(27)	(2)
Liabilities, other	7	(29)	(80)
Pension and other postretirement benefits	(16)	(2)	(3)
Net cash provided by operating activities	1,130	929	911
Cash Flows From Investing Activities:
Capital expenditures	(1,690)	(2,015)	(1,666)
Nuclear fuel expenditures	(29)	(44)	(66)
Purchases of securities – nuclear decommissioning trust fund	(229)	(452)	(224)
Sales and maturities of securities – nuclear decommissioning trust fund	216	439	183
Money pool advances, net	—	139	(139)
Other	29	11	8
Net cash used in investing activities	(1,703)	(1,922)	(1,904)
Cash Flows From Financing Activities:
Dividends on common stock	(46)	(24)	(66)
Dividends on preferred stock	(3)	(3)	(3)
Short-term debt, net	164	165	(234)
Maturities of long-term debt	(55)	(8)	(92)
Issuances of long-term debt	524	524	1,012
Debt issuance costs	(6)	(5)	(9)
Capital contribution from parent	—	207	491
Net cash provided by financing activities	578	856	1,099
Net change in cash, cash equivalents, and restricted cash	5	(137)	106
Cash, cash equivalents, and restricted cash at beginning of year	8	145	39
Cash, cash equivalents, and restricted cash at end of year	$13	$8	$145

Cash Paid During the Year:
Interest (net of $13, $10, and $10 capitalized, respectively)	$230	$205	$190
Income taxes, net	(20)	19	25
The accompanying notes as they relate to Ameren Missouri are an integral part of these consolidated financial statements.

UNION ELECTRIC COMPANY (d/b/a AMEREN MISSOURI)
CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY
(In millions)

	December 31,
	2022	2021	2020
Common Stock	$511	$511	$511

Other Paid-in Capital:
Beginning of year	2,725	2,518	2,027
Capital contribution from parent	—	207	491
Other paid-in capital, end of year	2,725	2,725	2,518

Preferred Stock	80	80	80

Retained Earnings:
Beginning of year	2,595	2,101	1,731
Net income	565	521	439
Dividends on common stock	(46)	(24)	(66)
Dividends on preferred stock	(3)	(3)	(3)
Retained earnings, end of year	3,111	2,595	2,101

Total Shareholders’ Equity	$6,427	$5,911	$5,210
The accompanying notes as they relate to Ameren Missouri are an integral part of these consolidated financial statements.

AMEREN ILLINOIS COMPANY (d/b/a AMEREN ILLINOIS)
STATEMENT OF INCOME
(In millions)

	Year Ended December 31,
	2022	2021	2020
Operating Revenues:
Electric	$2,576	$1,938	$1,775
Natural gas	1,180	957	760
Total operating revenues	3,756	2,895	2,535
Operating Expenses:
Purchased power	880	400	355
Natural gas purchased for resale	553	382	229
Other operations and maintenance	882	820	775
Depreciation and amortization	514	472	434
Taxes other than income taxes	161	153	140
Total operating expenses	2,990	2,227	1,933
Operating Income	766	668	602
Other Income, Net	96	66	59
Interest Charges	168	164	155
Income Before Income Taxes	694	570	506
Income Taxes	179	143	124
Net Income	515	427	382
Preferred Stock Dividends	2	2	3
Net Income Attributable to Ameren Common Shareholders	$513	$425	$379
The accompanying notes as they relate to Ameren Illinois are an integral part of these financial statements.

AMEREN ILLINOIS COMPANY (d/b/a AMEREN ILLINOIS)
BALANCE SHEET
(In millions)

	December 31,
	2022	2021
ASSETS
Current Assets:
Cash and cash equivalents	$—	$—
Accounts receivable – trade (less allowance for doubtful accounts of $18 and $16, respectively)	341	228
Accounts receivable – affiliates	12	24
Unbilled revenue	262	159
Miscellaneous accounts receivable	23	1
Inventories	233	173
Current regulatory assets	87	180
Other current assets	98	58
Total current assets	1,056	823
Property, Plant, and Equipment, Net	13,353	12,223
Investments and Other Assets:
Goodwill	411	411
Regulatory assets	821	752
Pension and other postretirement benefits	318	427
Other assets	482	399
Total investments and other assets	2,032	1,989
TOTAL ASSETS	$16,441	$15,035
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Current maturities of long-term debt	$100	$400
Short-term debt	264	103
Accounts and wages payable	451	361
Accounts payable – affiliates	93	64
Current regulatory liabilities	64	54
Other current liabilities	319	251
Total current liabilities	1,291	1,233
Long-term Debt, Net	4,735	3,992
Deferred Credits and Other Liabilities:
Accumulated deferred income taxes and investment tax credits, net	1,699	1,558
Regulatory liabilities	2,313	2,374
Other deferred credits and liabilities	235	238
Total deferred credits and other liabilities	4,247	4,170
Commitments and Contingencies (Notes 2, 13, and 14)
Shareholders’ Equity:
Common stock, no par value, 45.0 shares authorized – 25.5 shares outstanding	—	—
Other paid-in capital	2,929	2,914
Preferred stock	49	49
Retained earnings	3,190	2,677
Total shareholders’ equity	6,168	5,640
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$16,441	$15,035
The accompanying notes as they relate to Ameren Illinois are an integral part of these financial statements.

AMEREN ILLINOIS COMPANY (d/b/a AMEREN ILLINOIS)
STATEMENT OF CASH FLOWS
(In millions)

	Year Ended December 31,
	2022	2021	2020
Cash Flows From Operating Activities:
Net income	$515	$427	$382
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	514	471	434
Amortization of debt issuance costs and premium/discounts	11	13	12
Deferred income taxes and investment tax credits, net	117	165	118
Allowance for equity funds used during construction	(18)	(17)	(13)
Other	29	10	21
Changes in assets and liabilities:
Receivables	(250)	(17)	(28)
Inventories	(62)	(40)	(15)
Accounts and wages payable	117	2	15
Taxes accrued	34	22	(23)
Regulatory assets and liabilities	134	(222)	(72)
Assets, other	(107)	(75)	(76)
Liabilities, other	53	(45)	(46)
Pension and other postretirement benefits	(39)	(32)	(30)
Net cash provided by operating activities	1,048	662	679
Cash Flows From Investing Activities:
Capital expenditures	(1,601)	(1,432)	(1,447)
Other	(1)	(5)	3
Net cash used in investing activities	(1,602)	(1,437)	(1,444)
Cash Flows From Financing Activities:
Dividends on common stock	—	—	(9)
Dividends on preferred stock	(2)	(2)	(3)
Short-term debt, net	161	103	(53)
Money pool borrowings, net	—	(19)	19
Maturities of long-term debt	(400)	—	—
Redemption of preferred stock	—	(13)	—
Issuances of long-term debt	848	449	373
Debt issuance costs	(10)	(6)	(4)
Capital contribution from parent	15	262	464
Other	—	(13)	—
Net cash provided by financing activities	612	761	787
Net change in cash, cash equivalents, and restricted cash	58	(14)	22
Cash, cash equivalents, and restricted cash at beginning of year	133	147	125
Cash, cash equivalents, and restricted cash at end of year	$191	$133	$147

Cash Paid During the Year:
Interest (net of $12, $7, and $6 capitalized, respectively)	$152	$148	$137
Income taxes, net	23	(41)	41
The accompanying notes as they relate to Ameren Illinois are an integral part of these financial statements.

AMEREN ILLINOIS COMPANY (d/b/a AMEREN ILLINOIS)
STATEMENT OF SHAREHOLDERS’ EQUITY
(In millions)

	December 31,
	2022	2021	2020
Common Stock	$—	$—	$—

Other Paid-in Capital:
Beginning of year	2,914	2,652	2,188
Capital contribution from parent	15	262	464
Other paid-in capital, end of year	2,929	2,914	2,652

Preferred Stock:
Beginning of year	49	62	62
Redemptions of preferred stock	—	(13)	—
Preferred stock, end of year	49	49	62

Retained Earnings:
Beginning of year	2,677	2,252	1,882
Net income	515	427	382
Dividends on common stock	—	—	(9)
Dividends on preferred stock	(2)	(2)	(3)
Retained earnings, end of year	3,190	2,677	2,252

Total Shareholders’ Equity	$6,168	$5,640	$4,966
The accompanying notes as they relate to Ameren Illinois are an integral part of these financial statements.

AMEREN CORPORATION (Consolidated)
UNION ELECTRIC COMPANY (Consolidated) (d/b/a Ameren Missouri)
AMEREN ILLINOIS COMPANY (d/b/a Ameren Illinois)
COMBINED NOTES TO FINANCIAL STATEMENTS DECEMBER 31, 2022
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
•ATXI operates a FERC rate-regulated electric transmission business in the MISO. ATXI was incorporated in Illinois in 2006. ATXI operates, among other assets, the Spoon River, Mark Twain, and Illinois Rivers transmission lines, which were placed in service in February 2018, December 2019, and December 2020, respectively.
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
Regulation
Our customer rates are regulated by the MoPSC, the ICC, and the FERC. We defer certain costs as assets pursuant to actions of rate regulators or because of expectations that we will be able to recover such costs in future rates charged to customers. We also defer certain amounts as liabilities pursuant to actions of rate regulators or based on the expectation that such amounts will be refunded to customers in future rates. Regulatory assets and liabilities are amortized consistent with the period of expected regulatory treatment. See Note 2 – Rate and Regulatory Matters for additional information on our regulatory frameworks, regulatory recovery mechanisms, and regulatory assets and liabilities recorded at December 31, 2022 and 2021.
We continually assess the recoverability of our respective regulatory assets. Regulatory assets are charged to earnings when it is no longer probable that such amounts will be recovered through future revenues. To the extent that refunds to customers related to regulatory liabilities are no longer probable, the amounts are credited to earnings.
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
Property, Plant, and Equipment, Net
We capitalize the cost of additions to, and betterments of, units of property, plant, and equipment. The cost includes labor, material, applicable taxes, and overhead. An allowance for funds used during construction, as discussed below, is also capitalized as a cost of our rate-regulated assets. Maintenance expenses related to scheduled Callaway nuclear refueling and maintenance outages are deferred and amortized over the number of expected months until the completion of the next refueling outage, which historically has been approximately 18 months. Other maintenance expenditures are expensed as incurred. When units of depreciable property are retired, the original costs, and the associated removal cost, net of salvage, are charged to accumulated depreciation. If environmental expenditures are related to assets currently in use, as in the case of the installation of pollution control equipment, the cost is capitalized and depreciated over the expected life of the asset. See Asset Retirement Obligations section below and Note 3 – Property, Plant, and Equipment, Net for additional information.
Ameren Missouri’s cost of nuclear fuel is capitalized as a part of “Property, Plant, and Equipment, Net” on Ameren and Ameren Missouri’s balance sheets and then amortized to “Operating Expenses – Fuel” in their respective statements of income on a unit-of-production basis. Nuclear fuel amortization is reflected as a part of “Depreciation and amortization” on their respective statements of cash flow.
Plant to be Abandoned, Net
When it becomes probable an asset will be retired significantly in advance of its previously expected useful life and in the near term, the Ameren Companies must assess the probability of full recovery of the remaining net book value of the asset to be abandoned. We recognize a loss on abandonment when it becomes probable that all or part of the cost of an asset, including a return at the applicable WACC, will be disallowed from recovery either through customer rates or through the issuance of securitized utility tariff bonds and such amount is reasonably estimable. An abandonment loss, if any, would equal the difference between the remaining net book value of the asset and the present value of the expected future cash flows. If the asset is still in service, the net book value is classified as plant to be abandoned, net, within “Property, Plant, and Equipment, Net” on the balance sheet. The net book value will be classified as a regulatory asset on the balance sheet when the asset is no longer in service or as required by a rate order.
In relation to the NSR and Clean Air Act litigation discussed in Note 14 – Commitments and Contingencies, in December 2021, Ameren Missouri filed a motion with the United States District Court for the Eastern District of Missouri to modify a previously issued remedy order to allow the retirement of the Rush Island Energy Center in lieu of installing a flue gas desulfurization system. As of December 31, 2022 and 2021, Ameren and Ameren Missouri determined that the Rush Island Energy Center met the criteria to be considered probable of abandonment and have classified its remaining net book value as plant to be abandoned, net, within “Property, Plant, and Equipment, Net” on Ameren’s and Ameren Missouri’s balance sheets. See Note 3 – Property, Plant, and Equipment, Net for our plant to be abandoned balance as of December 31, 2022 and 2021. Ameren Missouri is currently allowed a full recovery of and a full return on its investment in Rush Island Energy Center and has concluded that no abandonment loss was required as of December 31, 2022 and 2021. As part of the assessment of any potential future abandonment loss, consideration will be given to rate and securitization orders issued by the MoPSC to Ameren Missouri and to orders issued to other Missouri utilities with similar facts. See Note 2 – Rate and Regulatory Matters for the MoPSC staff’s recommedation related to Rush Island in Ameren Missouri’s 2022 electric service regulatory rate review.
Depreciation
Depreciation is provided over the estimated lives of the various classes of depreciable property by applying composite rates on a straight-line basis to the cost basis of such property. The composite rates include a provision for the estimated removal cost of property, plant, and equipment retired from service, net of salvage. The provision for depreciation for the Ameren Companies in 2022, 2021, and 2020

ranged from 3% to 4% of the average depreciable cost. See Note 3 – Property, Plant, and Equipment, Net for additional information on estimated depreciable lives.
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
Goodwill
Goodwill represents the excess of the purchase price of an acquisition over the fair value of the net assets acquired. Ameren and Ameren Illinois had goodwill of $411 million at December 31, 2022 and 2021. Ameren has four reporting units: Ameren Missouri, Ameren Illinois Electric Distribution, Ameren Illinois Natural Gas, and Ameren Transmission. Ameren Illinois has three reporting units: Ameren Illinois Electric Distribution, Ameren Illinois Natural Gas, and Ameren Illinois Transmission. Ameren Illinois Electric Distribution, Ameren Illinois Natural Gas, and Ameren Illinois Transmission had goodwill of $238 million, $80 million, and $93 million, respectively, at December 31, 2022 and 2021. The Ameren Transmission reporting unit had the same $93 million of goodwill as the Ameren Illinois Transmission reporting unit at December 31, 2022 and 2021.
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
Ameren and Ameren Illinois elected to perform a qualitative assessment for their annual goodwill impairment test conducted as of October 31, 2022. As part of this qualitative assessment, Ameren and Ameren Illinois evaluated, among other things, macroeconomic conditions, industry and market considerations such as observable industry market multiples, regulatory frameworks, cost factors, overall financial performance, and entity-specific events. The results of Ameren’s and Ameren Illinois’ qualitative assessment indicated that it was more likely than not that the fair value of each reporting unit exceeded its carrying value as of October 31, 2022, resulting in no impairment of Ameren’s or Ameren Illinois’ goodwill.
Impairment of Long-lived Assets
We evaluate long-lived assets classified as held and used for impairment when events or changes in circumstances indicate that the carrying value of such assets may not be recoverable. Whether an impairment has occurred is determined by comparing the estimated undiscounted cash flows attributable to the assets to the carrying value of the assets. If the carrying value exceeds the undiscounted cash flows, we recognize an impairment charge equal to the amount by which the carrying value exceeds the estimated fair value of the assets. In the period in which we determine that an asset meets held for sale criteria, we record an impairment charge to the extent the book value exceeds its estimated fair value less cost to sell. We did not identify any events or changes in circumstances that indicated that the carrying value of long-lived assets may not be recoverable in 2022, 2021, or 2020.
Variable Interest Entities
As of December 31, 2022 and 2021, Ameren had unconsolidated variable interests in various equity method investments, primarily to advance clean and resilient energy technologies, totaling $68 million and $56 million, respectively, included in “Other assets” on Ameren’s consolidated balance sheet. Any earnings or losses related to these investments are included in “Other Income, Net” on Ameren’s consolidated statement of income and comprehensive income. Ameren is not the primary beneficiary of these investments because it does not have the power to direct matters that most significantly affect the activities of these variable interest entities. As of December 31, 2022, the maximum exposure to loss related to these variable interest entities is limited to the investment in these partnerships of $68 million plus associated outstanding funding commitments of $19 million.

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
Asset Retirement Obligations and Removal Costs
We record the estimated fair value of legal obligations associated with the retirement of tangible long-lived assets in the period in which the liabilities are incurred and capitalize a corresponding amount as part of the book value of the related long-lived asset. In subsequent periods, we adjust AROs for accretion and changes in the estimated fair values of the obligations, with a corresponding increase or decrease in the asset book value for the fair value changes. Asset book values, reflected within “Property, Plant, and Equipment, Net” on the balance sheet, are depreciated over the remaining useful life of the related asset. Due to regulatory recovery, that depreciation is deferred as a regulatory balance. The depreciation of the asset book values at Ameren Missouri was $7 million, $14 million, and $28 million for the years ended December 31, 2022, 2021, and 2020, respectively, which was deferred as a reduction to the net regulatory liability. The net regulatory liability also reflects a deferral for the nuclear decommissioning trust fund balance for the Callaway Energy Center. The depreciation deferred to the regulatory asset at Ameren Illinois was immaterial in each respective period. Uncertainties as to the probability, timing, or amount of cash expenditures associated with AROs affect our estimates of fair value. Ameren and Ameren Missouri have recorded AROs for retirement costs associated with decommissioning of Ameren Missouri’s Callaway and wind renewable energy centers, certain Ameren Missouri solar energy centers, CCR facilities, and river structures at certain energy centers used for unloading coal and circulating water systems. Additionally, Ameren, Ameren Missouri, and Ameren Illinois have recorded AROs for retirement costs associated with asbestos removal and the disposal of certain transformers. See Note 15 – Supplemental Information for a reconciliation of the beginning and ending carrying amounts of AROs.
Estimated funds collected from customers to pay for the future removal cost of property, plant, and equipment retired from service, net of salvage, represent a cost of removal regulatory liability. See the cost of removal regulatory liability balance in Note 2 – Rate and Regulatory Matters.
COLI
Ameren and Ameren Illinois have COLI, which is recorded at the net cash surrender value. The net cash surrender value is the amount that can be realized under the insurance policies at the balance sheet date. As of December 31, 2022, the cash surrender value of COLI at Ameren and Ameren Illinois was $246 million (December 31, 2021 – $278 million) and $118 million (December 31, 2021 – $117 million), respectively, while total borrowings against the policies were $110 million (December 31, 2021 – $109 million) at both Ameren and Ameren Illinois. Ameren and Ameren Illinois have the right to offset the borrowings against the cash surrender value of the policies and, consequently, present the net asset in “Other assets” on their respective balance sheets. The net cash surrender value of Ameren’s COLI is affected by the investment performance of a separate account in which Ameren holds a beneficial interest.
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
For certain regulatory recovery mechanisms that are alternative revenue programs rather than revenues from contracts with customers, we recognize revenues that have been authorized for rate recovery, are objectively determinable and probable of recovery, and are expected to be collected from customers within two years from the end of the year. Our alternative revenue programs include revenue requirement reconciliations, the MEEIA, the VBA, and the WNAR. These revenues are subsequently recognized as revenues from contracts with customers when billed, with an offset to alternative revenue program revenues.
As of December 31, 2022 and 2021, our remaining performance obligations were immaterial. The Ameren Companies elected not to disclose the aggregate amount of the transaction price allocated to the performance obligations that are unsatisfied as of the end of the reporting period for contracts with an initial expected term of one year or less.
Accounting for MISO Transactions
MISO-related purchase and sale transactions are recorded by Ameren, Ameren Missouri, and Ameren Illinois using settlement information provided by the MISO. Ameren Missouri records these purchase and sale transactions on a net hourly position. Ameren Missouri records net purchases in a single hour in “Operating Expenses – Purchased power” and net sales in a single hour in “Operating Revenues – Electric” in its statement of income. Ameren Illinois records net purchases in “Operating Expenses – Purchased power” in its statement of income to reflect all of its MISO transactions relating to the procurement of power for its customers. On occasion, Ameren Missouri’s and Ameren Illinois’ prior-period transactions will be resettled outside the routine settlement process because of a change in the MISO’s tariff or a material interpretation thereof. In these cases, Ameren Missouri and Ameren Illinois recognize revenues and expenses associated with resettlements once the resettlement is probable and the resettlement amount can be estimated. There were no material MISO resettlements in 2022, 2021, or 2020.
Stock-based Compensation
Stock-based compensation cost is measured at the grant date based on the fair value of the award, net of an assumed forfeiture rate. Ameren recognizes as compensation expense the estimated fair value of stock-based compensation on a straight-line basis over the requisite vesting period. To the extent that actual forfeitures differ from estimated forfeitures, such differences are accounted for as an adjustment to compensation expense and recorded in the period that estimates are revised. Compensation cost is ultimately recognized only for awards for which the requisite service was provided. See Note 11 – Stock-based Compensation for additional information.
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
Ameren Missouri, Ameren Illinois, and all the other Ameren subsidiary companies are parties to a tax allocation agreement with Ameren (parent) that provides for the allocation of consolidated tax liabilities. The tax allocation agreement specifies that each subsidiary be allocated an amount of tax using a stand-alone calculation ratio to the total amount of tax owed by the consolidated group. Any net benefit attributable to Ameren (parent) is reallocated to the other subsidiaries. This reallocation is treated as a capital contribution to the subsidiary receiving the benefit. See Note 13 – Related-party Transactions for information regarding capital contributions under the tax allocation agreement.
NOTE 2 – RATE AND REGULATORY MATTERS
Below is a summary of our regulatory frameworks and significant regulatory proceedings and related lawsuits. We are unable to predict the ultimate outcome of these matters, the timing of final decisions of the various agencies and courts, or the effect on our results of operations, financial position, or liquidity.

Regulatory Frameworks
The following table presents the regulatory frameworks and significant regulatory recovery mechanisms for each of Ameren’s rate-regulated businesses, which are discussed in more detail below:

	Ameren Missouri	Ameren Illinois’ electric distribution business	Ameren Illinois’ natural gas delivery business	Ameren Illinois’ and ATXI’s electric transmission businesses
Regulatory framework	•Historical test year ratemaking •Natural gas revenues for residential customers adjusted for sales volume deviations resulting from weather through the WNAR	•Performance-based formula ratemaking(a) •Initial rates based on historical test year and expected net plant additions for the year before rates become effective •Revenues decoupled from sales volumes	•Future test year ratemaking •Revenues for residential and small nonresidential customers decoupled from sales volumes through the VBA	•Formula ratemaking •Initial rates based on future test year •Revenues decoupled from sales volumes
Regulatory mechanisms	•PISA Riders: •RESRAM •FAC •MEEIA •PGA •WNAR Trackers: •Pension and postretirement benefit costs •Certain excess deferred income taxes •Renewable energy standard costs •Property taxes
•Electric distribution service and energy-efficiency revenue requirement reconciliation adjustments

Riders:
•Power procurement
•Transmission services
•Renewable energy credit compliance
•Zero emission credits
•Certain environmental costs
•Bad debt write-offs
•Costs of certain asbestos-related claims
			Riders: •QIP(b) •PGA •VBA •Energy-efficiency program costs •Certain environmental costs •Bad debt write-offs •Invested capital taxes	•Revenue requirement reconciliation adjustment
(a)Ameren Illinois used the IEIMA performance-based formula ratemaking framework to establish annual electric distribution customer rates effective through 2023. In January 2023, Ameren Illinois filed an MYRP to establish rates effective beginning in 2024. See below for additional information regarding the MYRP filed in January 2023.
(b)Without legislative action, the QIP will expire after December 2023.
Missouri
The MoPSC regulates rates and other matters for Ameren Missouri’s electric service and natural gas distribution businesses. The rates Ameren Missouri charges customers for these services are established in a traditional regulatory rate review, which takes up to 11 months to complete, based on a historical test year and the revenue requirement established in the review.
Ameren Missouri has recovery mechanisms, including the RESRAM, FAC, MEEIA, PGA, and WNAR, that allow customer rates to be adjusted without a traditional regulatory rate review. These riders, along with the PISA, each described in more detail below, partially mitigate the effects of regulatory lag. Ameren Missouri also employs other recovery mechanisms, including a renewable energy standard cost tracker, as well as electric and natural gas trackers for uncertain income tax positions, certain excess deferred income taxes, property taxes, and pension and postretirement benefit costs. Each of these trackers allows Ameren Missouri to defer the difference between actual costs incurred and costs included in customer rates as a regulatory asset or regulatory liability, with the difference expected to be reflected in base rates in a subsequent MoPSC rate order. Ameren Missouri’s cost recovery under any of its recovery mechanisms is subject to MoPSC prudence reviews.
The PISA permits Ameren Missouri to defer and recover 85% of the depreciation expense for investments in qualifying property, plant, and equipment placed in service and not included in base rates. Investments not eligible for recovery under the PISA include amounts related to new nuclear and natural gas generating units and service to new customer premises. Additionally, the PISA permits Ameren Missouri to earn a return at the applicable WACC on rate base that incorporates those qualifying investments, as well as changes in total accumulated depreciation excluding retirements and plant-related deferred income taxes since the previous regulatory rate review. The regulatory asset for accumulated PISA deferrals also earns a return at the applicable WACC until added to rate base prospectively. Ameren Missouri recognizes an offset to interest charges for its cost of debt relating to each return allowed under the PISA, with the difference between the applicable WACC and its cost of debt recognized in revenues when recovery of PISA deferrals is reflected in customer rates. Approved PISA deferrals are recovered over a period of 20 years following a regulatory rate review. Additionally, under the RESRAM, Ameren Missouri is permitted to recover the 15% of depreciation expense not recovered under the PISA, and earn a return at the applicable WACC for investments in renewable generation plant placed in service to comply with Missouri’s renewable energy standard. The RESRAM deferrals are a regulatory asset until they are included in customer rates and collected in a subsequent period. Those investments not eligible for recovery under the PISA and the remaining 15% of certain property, plant, and equipment placed in service, unless eligible for recovery under the RESRAM, remain subject to regulatory lag. Under Missouri law, as a result of the PISA election, additional provisions apply to Ameren Missouri. These provisions include limiting Ameren Missouri’s rate increases to a 2.85% compound annual growth rate in the average overall customer rate per kilowatthour, based on the electric rates that became effective in April 2017, less half of the annual savings from the TCJA that was passed on to customers as approved in a July 2018 MoPSC order. If rate changes from the FAC or the RESRAM riders would cause rates to temporarily exceed the 2.85% rate cap, the overage would be deferred for future recovery in the next regulatory rate review; however, rates established in such regulatory rate review would be subject to the rate cap. Any deferred overages approved for recovery would be recovered in a manner consistent with costs recovered under the PISA. Excluding customer rates under the MEEIA rider, which are not subject to the rate cap, Ameren Missouri would incur a penalty equal to the amount of deferred overage that would cause customer rates to exceed the 2.85% rate cap until new rates are established in the next regulatory rate review. Ameren Missouri did not incur a penalty related to the rate cap in 2022. The current rate cap is effective through 2023. As discussed below, Missouri Senate Bill 745 was enacted in June 2022 and established a 2.5% annual limit on increases to the electric service revenue requirement used to set customer rates due to the inclusion of incremental PISA deferrals in the revenue requirement. The limitation will be effective for revenue requirements approved by the MoPSC after January 1, 2024, and will be based on the revenue requirement established in the immediately preceding rate order. The PISA is effective through December 2028. Missouri law provides for the ability to use the PISA, if Ameren Missouri requests and receives MoPSC approval for extension, through December 2033.
The RESRAM permits Ameren Missouri to recover or refund, through customer rates, the difference between the cost of compliance, net of federal production and investment tax credits, with Missouri’s renewable energy standard and the amount set in base rates. Effective February 28, 2022, all sales from the High Prairie Renewable and Atchison Renewable energy centers are included in the RESRAM. Previously, 95% of these sales were included in the FAC and 5% were included in the RESRAM. Customer rates are adjusted for the RESRAM on an annual basis without a traditional regulatory rate review, subject to MoPSC prudence reviews. The difference between actual compliance costs and costs billed to customers in a given period is deferred as a regulatory asset or liability. The deferred amount is either billed or refunded to customers in a subsequent period. RESRAM regulatory assets earn carrying costs at short-term interest rates. The RESRAM permits Ameren Missouri to recover investments in wind generation and other renewables related to compliance with Missouri’s renewable energy standard, and earn a return at the applicable WACC on those investments not already provided for in customer rates or any other recovery mechanism, such as the renewable energy standard cost tracker. The renewable energy standard cost tracker allows Ameren Missouri to defer differences between actual costs primarily associated with the Maryland Heights Energy Center and renewable energy credits obtained through a 102-MW power purchase agreement with a wind farm operator, which expires in 2024, and those costs included in customer rates.
The FAC permits Ameren Missouri to recover or refund, through customer rates, 95% of the variance in net energy costs from the amount set in base rates without a traditional regulatory rate review, subject to MoPSC prudence reviews, with the remaining 5% of changes retained by Ameren Missouri. As such, Ameren Missouri’s results of operations are affected by the 5% not recovered or refunded under the FAC. The 95% variance in net energy costs in a given period is deferred as a regulatory asset or liability, and either billed or refunded to customers in a subsequent period. FAC regulatory assets earn carrying costs at short-term interest rates. Ameren Missouri’s base rates for electric service are required to be reset at least every four years to allow for continued use of the FAC.
The MEEIA permits Ameren Missouri to recover customer energy-efficiency program costs, the related lost electric margins, and any performance incentive through the MEEIA without a traditional regulatory rate review, subject to MoPSC prudence reviews. MEEIA assets earn carrying costs at short-term interest rates.
Ameren Missouri is a member of the MISO, and its transmission rate is calculated in accordance with the MISO Open Access Transmission, Energy, and Operating Reserve Markets Tariff. The FERC regulates the rates charged and the terms and conditions for wholesale electric transmission service. The transmission rate update each June is based on Ameren Missouri’s actual historical cost from the prior calendar year. This rate is not directly charged to Missouri retail customers because, in Missouri, the revenue requirement used to set bundled retail base rates includes an amount for transmission-related costs and revenues.
The PGA allows Ameren Missouri to recover costs of natural gas purchased on behalf of its customers without a traditional regulatory rate review, subject to MoPSC prudence reviews. These pass-through purchased gas costs do not affect Ameren Missouri’s natural gas margins, as any change in costs is offset by a corresponding change in revenues. The difference between actual natural gas costs and costs billed to customers in a given period is deferred as a regulatory asset or liability. The deferred amount is either billed or refunded to customers in a subsequent period. PGA regulatory assets earn carrying costs at short-term interest rates. The WNAR allows Ameren Missouri to adjust natural gas delivery service rates charged to residential customers without a traditional regulatory rate review, subject to MoPSC prudence reviews, when deviations from normal weather conditions cause natural gas revenues to vary from the related revenue requirement approved by the MoPSC in the previous regulatory rate review. The impact of deviations from normal weather on natural gas delivery service revenues billed to residential customers in a given period are deferred as a regulatory asset or liability. WNAR regulatory assets earn carrying costs at short-term interest rates. The deferred amount is either billed or refunded to residential customers in a subsequent period. The WNAR was approved by a December 2021 MoPSC natural gas rate order and became effective February 28, 2022, replacing a rate-adjustment mechanism that had decoupled natural gas revenues from actual sales volumes.

Illinois
The ICC regulates rates and other matters for Ameren Illinois’ electric distribution service and natural gas distribution businesses. The rates Ameren Illinois charges customers for electric distribution service are calculated under a performance-based formula ratemaking framework pursuant to the IEIMA. Pursuant to the IETL and December 2022 and March 2021 ICC orders, Ameren Illinois used the IEIMA formula framework to establish annual customer rates effective through 2023 and filed an MYRP in January 2023 for rates that will become effective beginning in 2024. The orders also allow Ameren Illinois to reconcile its revenue requirement for customer rates established for 2022 and 2023. Pursuant to the orders, Ameren Illinois’ 2022 revenues reflected, and its 2023 revenues will reflect, each year’s actual recoverable costs, year-end rate base, and a return at the applicable WACC, with the ROE component based on the annual average of the monthly yields of the 30-year United States Treasury bonds plus 580 basis points. The revenue requirement reconciliation adjustment would be collected from, or refunded to, customers within two years from the end of the reconciled year. By law, the decoupling provisions extend beyond the end of existing performance-based formula ratemaking, which ensures that Ameren Illinois’ electric distribution revenues authorized in a regulatory rate review are not affected by changes in sales volumes. See below for additional information regarding the MYRP filed in January 2023. The rates Ameren Illinois charges customers for natural gas distribution service are established in a traditional regulatory rate review, which takes up to 11 months to complete, based on a future test year and the revenue requirement established in the review.
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
Ameren Illinois’ electric distribution service performance-based formula ratemaking framework under the IEIMA allows Ameren Illinois to reconcile electric distribution service rates to its actual revenue requirement on an annual basis. If a given year’s revenue requirement varies from the amount collected from customers, an adjustment is made to electric operating revenues with an offset to a regulatory asset or liability to reflect that year’s actual revenue requirement, independent of actual sales volumes. The regulatory balance is then collected from, or refunded to, customers within two years from the end of the year. In addition, Ameren Illinois’ electric customer energy-efficiency rider provides Ameren Illinois’ electric distribution service business with recovery of, and return on, energy-efficiency investments. Under formula ratemaking for both its electric distribution service and its electric energy-efficiency investments, the revenue requirements are based on recoverable costs, year-end rate base, and a year-end ratemaking capital structure, and earn a return at the applicable WACC. The ROE component of the applicable WACC is based on the annual average of the monthly yields of the 30-year United States Treasury bonds plus 580 basis points and any performance-related basis point adjustments, described in more detail below. Therefore, Ameren Illinois’ annual ROE for its electric distribution business is directly correlated to the yields on such bonds. In addition, regulatory assets applicable to formula ratemaking for both electric distribution service and electric energy-efficiency investments earn a return at the applicable WACC. However, Ameren Illinois recognizes the cost of debt on these regulatory assets in revenue, instead of the applicable WACC, with the difference recognized in revenues when recovery of such regulatory assets is reflected in customer rates. As discussed above, Ameren Illinois filed an MYRP to establish electric distribution service rates beginning in 2024. Ameren Illinois will continue to use formula ratemaking to establish annual customer rates related to its electric energy-efficiency investments beyond 2023.
Ameren Illinois’ electric distribution service business is also subject to performance standards. Failure to achieve the standards would result in a reduction in the company’s allowed ROE calculated under the formula ratemaking recovery mechanism. The performance standards applicable to electric distribution service under the IEIMA include improvements in service reliability to reduce both the frequency and duration of outages, a reduction in the number of estimated bills, a reduction of consumption from inactive meters, and a reduction in bad debt expense. The 2023 allowed ROE for electric distribution service is subject to the performance standards related to reduced estimated bills and bad debt expense, and may be decreased for penalties up to 10 basis points if these performance standards are not met. The allowed ROE on energy-efficiency investments can be increased or decreased up to 200 basis points, depending on the achievement of annual energy savings goals. Any adjustments to the allowed ROE for energy-efficiency investments will depend on annual performance for a historical period relative to energy savings goals. In 2022, 2021, and 2020, there were no performance-related basis point adjustments that materially affected financial results.
Ameren Illinois’ natural gas distribution business has recovery mechanisms, including the QIP, PGA, and VBA, that allow customer rates to be adjusted without a traditional regulatory rate review. These riders, described in more detail below, mitigate the effects of regulatory lag. Ameren Illinois employs other riders for natural gas customer energy-efficiency program costs and certain environmental costs, as well as bad debt write-offs and invested capital taxes not recovered in base rates. Pass-through costs under the riders do not affect Ameren Illinois’ net income, as any change in costs is offset by a corresponding change in revenues. Ameren Illinois’ cost recovery under any of its recovery mechanisms is subject to ICC prudence reviews.
The QIP provides Ameren Illinois with recovery of, and a return on, qualifying natural gas infrastructure investments that are placed in service between regulatory rate reviews. Infrastructure investments under the QIP earn a return at the applicable WACC. Eligible natural gas investments include projects to improve safety and reliability and modernization investments, such as smart meters. The deferrals are recorded as a regulatory asset, with recovery beginning two months after the qualifying natural gas plant is placed in service and continuing until such plant is included in base rates in a natural gas delivery service rate order. Ameren Illinois’ QIP is subject to a rate impact limitation of a cumulative 4% per year since the most recent delivery service rate order, with no single year exceeding 5.5%. If the rate impact limitation was met in a particular year, the amount of rate base causing the QIP rate to exceed the limitation would be exposed to regulatory lag until a year when that amount could be recovered under QIP or is added to rate base as a part of a regulatory rate review. Upon issuance of a natural gas delivery service rate order, QIP rate base is transferred to base rates and the QIP is reset to zero, which mitigates the risk that the QIP will exceed its statutory limitations in future years and ensures timely recovery of capital investments. Without legislative action, the QIP will expire after December 2023.
The PGA allows Ameren Illinois to recover costs of natural gas purchased on behalf of its customers without a traditional regulatory rate review, subject to ICC prudence reviews. These pass-through purchased gas costs do not affect Ameren Illinois natural gas margins, as any change in costs is offset by a corresponding change in revenues. The difference between actual natural gas costs and costs billed to customers in a given period is deferred as a regulatory asset or liability. The deferred amount is either billed or refunded to customers in a subsequent period. PGA regulatory assets earn carrying costs at short-term interest rates. The VBA ensures recoverability of the natural gas distribution service revenue requirement that is dependent on sales volumes for residential and small nonresidential customers. For these rate classes, the VBA allows Ameren Illinois to adjust natural gas distribution service rates without a traditional regulatory rate review when changes occur in sales volumes from those volumes approved by the ICC in a previous regulatory rate review. The difference between allowed sales revenues and amounts billed to customers in a given period is deferred as a regulatory asset or liability. The deferred amount is collected from, or refunded to, customers in a subsequent period. VBA regulatory assets for a given year that are not fully collected by the end of the following year begin earning carrying costs at short-term interest rates.
Federal
The FERC regulates rates and other matters for Ameren Illinois’ transmission business and ATXI, as well as for Ameren Missouri. See the discussion above related to Ameren Missouri. Both Ameren Illinois and ATXI are members of the MISO, and their transmission rates are calculated in accordance with the MISO Open Access Transmission, Energy, and Operating Reserve Markets Tariff. Ameren Illinois and ATXI have received FERC approval to use a company-specific, forward-looking formula ratemaking framework in setting their transmission rates. These forward-looking rates are updated annually and become effective each January with forecasted information. The formula rate framework provides for an annual reconciliation of the electric transmission service revenue requirement, which reflects the actual recoverable costs incurred and the 13-month average rate base for a given year, with the revenue requirement in customer rates, including an allowed ROE. If a given year’s revenue requirement varies from the amount collected from customers, an adjustment is made to electric operating revenues with an offset to a regulatory asset or liability to reflect that year’s actual revenue requirement, independent of actual sales volumes. The regulatory balance is collected from, or refunded to, customers within two years from the end of the year. FERC revenue requirement reconciliation adjustment regulatory assets earn carrying costs at each company’s short-term interest rates. In addition, the FERC has approved transmission rate incentives, including a 50 basis point incentive adder to the allowed base ROE for Ameren Illinois and ATXI for participation in an RTO.
Proceedings and Updates
Missouri
2022 Electric Service Regulatory Rate Review
In August 2022, Ameren Missouri filed a request with the MoPSC seeking approval to increase its annual revenues for electric service by $316 million. The electric rate increase request is based on a 10.2% ROE, a capital structure composed of 51.93% common equity, a rate base of $11.6 billion, and a test year ended March 31, 2022, with certain pro-forma adjustments expected through an anticipated true-up date of December 31, 2022. Ameren Missouri’s request includes the continued use of the FAC and trackers for pension and postretirement benefits, uncertain income tax positions, certain excess deferred income taxes, and renewable energy standard costs that the MoPSC previously authorized in earlier electric rate orders, as well as the use of an electric property tax tracker allowed under Missouri Senate Bill 745 discussed below. In October 2022, Ameren Missouri also requested the use of a tracker for variances between actual income tax benefits and costs resulting from the IRA and those amounts included in customer rates, which would be considered for recovery or refund in a future electric regulatory rate review. For additional information regarding the IRA, see Note 12 – Income Taxes. The electric rate increase request reflects the following:

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
In January 2023, the MoPSC staff recommended an increase to Ameren Missouri's annual electric service revenues of $199 million based on a 9.59% ROE, a capital structure composed of 51.84% common equity, and a rate base as of June 30, 2022, of $10.5 billion. Ameren Missouri expects the MoPSC staff will update its rate base estimate through the anticipated true-up date of December 31, 2022. The MoPSC staff’s recommendation of $199 million includes an adjustment to annual electric service revenues of $128 million for estimated true-up items from June 30, 2022, to December 31, 2022, including the impacts of any investments made during that period. Their recommendation also includes adjustments for lower off-system sales revenue, production tax credits, and renewable energy credits as a result of the curtailed nighttime operations at the High Prairie Energy Center to limit its impact on protected species, and a lower rate base for the Rush Island Energy Center due to its reduced operation in compliance with a system support resource agreement approved by the FERC in October 2022, among other things. See Note 14 – Commitments and Contingencies for additional information on the curtailed nighttime operations at the High Prairie Energy Center and the Rush Island Energy Center system support resource agreement. The MoPSC staff supported the authorization of a tracker for future production tax credits and proceeds from the sale of tax credits allowed under the IRA, but did not recommend tracking investment tax credits or costs resulting from the IRA, including the 15% minimum tax on adjusted financial statement income imposed by the law. The MoPSC staff also recommended that deferrals under the electric property tax tracker discussed below should begin on the effective date of new rates established by this proceeding, rather than the effective date of the enactment of Missouri Senate Bill 745.
In January 2023, the MoOPC challenged approximately 29% of the costs and requested return associated with the High Prairie Energy Center investment included in Ameren Missouri’s requested revenue requirement as a result of the curtailed nighttime operations at the energy center discussed above.
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
Missouri Senate Bill 745
Missouri Senate Bill 745 became effective on August 28, 2022. The law extended Ameren Missouri’s PISA election through December 2028 and allows for an additional extension through December 2033 if requested by Ameren Missouri and approved by the MoPSC, among other things. The law established a 2.5% annual limit on increases to the electric service revenue requirement used to set customer rates due to the inclusion of incremental PISA deferrals in the revenue requirement. The limitation will be effective for revenue requirements approved by the MoPSC after January 1, 2024, and will be based on the revenue requirement established in the immediately preceding rate order. The law also established electric and natural gas property tax trackers that allow Ameren Missouri to defer the difference between actual property taxes incurred and related taxes included in customer rates as a regulatory asset or regulatory liability, with the difference expected to be reflected in rate base in a subsequent rate order. Upon the effective date of the law, Ameren Missouri began deferring amounts under these trackers. The deferrals were immaterial as of December 31, 2022.
Solar Generation Facilities
In February 2022, Ameren Missouri, through a subsidiary, entered into a build-transfer agreement to acquire, after construction, the Boomtown Solar Project, a 150-MW solar generation facility, which is expected to support Ameren Missouri’s transition to renewable energy generation and serve customers under the Renewable Solutions Program discussed below, if approved by the MoPSC. In June 2022, Ameren Missouri, through a subsidiary, entered into a build-transfer agreement to acquire, after construction, the Huck Finn Solar Project, a 200-MW solar generation facility, which is expected to support Ameren Missouri’s compliance with the state of Missouri’s requirement of achieving 15% of retail sales from renewable energy sources, of which 2% must be derived from solar energy sources. Both acquisitions are aligned with the 2022 Change to the 2020 IRP, which Ameren Missouri filed with the MoPSC in June 2022, and are subject to certain conditions, including the issuance of certificates of convenience and necessity by the MoPSC for the Boomtown Solar Project and approval by the FERC for both acquisitions. The following table provides information with respect to each build-transfer agreement:

	Boomtown Solar Project	Huck Finn Solar Project
Agreement date	February 2022	June 2022
Facility size	150-MW	200-MW
Location	Southeastern Illinois	Central Missouri
Status of MoPSC certificate of convenience and necessity	Requested in July 2022(a)	Approved February 2023(b)
Status of FERC approval of acquisition	Expect to request by mid-2023	Requested in November 2022
Expected completion date(c)	As early as fourth quarter 2024	As early as fourth quarter 2024
(a)In December 2022, the MoPSC staff filed a recommendation that the MoPSC should not approve Ameren Missouri’s request for a certificate of convenience and necessity for the Boomtown Solar Project, arguing Ameren Missouri did not adequately demonstrate the facility is needed to continue providing service to customers. Ameren Missouri expects a decision by the MoPSC by April 2023.
(b)In February 2023, the MoPSC issued an order approving a nonunanimous stipulation and agreement regarding a requested certificate of convenience and necessity for the Huck Finn Solar Project.
(c)The expected completion dates may be impacted by the timing of regulatory approvals and potential sourcing issues resulting from a United States Department of Commerce investigation of solar panel components imported from four Southeast Asian countries initiated in late March 2022 and the detention of certain solar panel components sourced from China as a result of the Uyghur Forced Labor Prevention Act that became effective in June 2022.
Renewable Solutions Program
In July 2022, Ameren Missouri filed a request with the MoPSC seeking approval of its Renewable Solutions Program and a tariff related to participation in the program. The program would allow certain commercial, industrial, and governmental customers to receive up to 100% of their energy from renewable resources. Based on customer contracts, the program would enable Ameren Missouri to supply renewable solar energy generated by the Boomtown Solar Project discussed above to customers that enroll in the program. Ameren Missouri expects a decision from the MoPSC by April 2023.
MoPSC Staff Review of Planned Rush Island Energy Center Retirement
In February 2022, the MoPSC issued an order directing the MoPSC staff to review Ameren Missouri’s planned accelerated retirement of the Rush Island Energy Center as a result of the NSR and Clean Air Act Litigation discussed in Note 14 – Commitments and Contingencies. The MoPSC staff’s review includes potential impacts on the reliability and cost of Ameren Missouri’s service to its customers; Ameren Missouri’s plans to mitigate the customer impacts of the accelerated retirement; and the prudence of Ameren Missouri’s actions and decisions with regard to the Rush Island Energy Center, among other things. In April 2022, the MoPSC staff filed an initial report with the MoPSC in which the staff concluded early retirement of the Rush Island Energy Center may cause reliability concerns. The MoPSC staff is under no deadline to complete this review. Ameren Missouri is unable to predict the results of this matter. Results of the review could be used in other MoPSC proceedings, which could have a material adverse effect on the results of operations, financial position, and liquidity of Ameren and Ameren Missouri.
MEEIA
In August 2022, the MoPSC issued an order approving Ameren Missouri’s energy savings results for the 2021 program year of the MEEIA 2019 program. In December 2022, Ameren Missouri achieved certain energy-efficiency spending goals for the 2022 program year of the MEEIA 2019 program. As a result of this order, achieving the spending goals for the 2022 program year, and MoPSC orders issued in September 2021 and August 2020, Ameren Missouri recognized revenues of $22 million, $9 million, and $6 million in 2022, 2021, and 2020, respectively.
December 2021 MoPSC Electric and Natural Gas Rate Orders
In December 2021, the MoPSC issued orders in Ameren Missouri’s 2021 electric service and natural gas delivery service regulatory rate reviews. The new electric and natural gas rates approved by these orders became effective on February 28, 2022.
The electric order resulted in an increase of $220 million to Ameren Missouri’s annual revenue requirement for electric retail service. The approved revenue requirement is based on a rate base of $10.2 billion, infrastructure investments as of September 30, 2021, and a change in the depreciable lives of the Sioux and Rush Island energy centers’ assets consistent with Ameren Missouri’s 2020 IRP. The order did not specify an ROE, but specified that Ameren Missouri’s September 30, 2021 capital structure, which was composed of 51.97% common equity, will be used in the PISA and RESRAM. The order changed annualized depreciation, regulatory asset and liability amortization amounts, and the base level of expenses for trackers. On an annualized basis, these changes reflect approximate increases in depreciation and amortization of $140 million and other operating and maintenance expenses of $40 million.

The natural gas order resulted in an increase of $5 million to Ameren Missouri’s annual revenue requirement for natural gas delivery service. The approved revenue requirement is based on a rate base of $313 million and infrastructure investments as of September 30, 2021. The order did not specify an ROE or a capital structure.
Illinois
MYRP
In January 2023, Ameren Illinois filed an MYRP with the ICC to be used in setting electric distribution service rates for 2024 through 2027. Under the MYRP, the ICC would approve base rates for electric distribution service to be charged to customers for each calendar year of the four-year period. The following table includes the forecasted revenue requirement, the requested ROE, the requested capital structure common equity percentage, and the forecasted average annual rate base for 2024 through 2027, as reflected in Ameren Illinois’ MYRP:

Year	Forecasted Revenue Requirement (in millions)	Requested ROE	Requested Capital Structure Common Equity Percentage(a)	Forecasted Average Annual Rate Base (in billions)
2024	$1,282	10.5%	53.99%	$4.3
2025	$1,373	10.5%	53.97%	$4.6
2026	$1,477	10.5%	54.02%	$5.0
2027	$1,556	10.5%	54.03%	$5.3
(a)A capital structure of up to and including 50% common equity is deemed prudent and reasonable by law. A higher equity ratio requires specific ICC approval.
Under an MYRP, the IETL permits any initial rate increase to be phased in, with at least 50% of the first annual period’s approved rate increase reflected in rates in the first annual period, with the remaining portion deferred as a regulatory asset that earns a return at the applicable WACC and is collected from customers over a period not to exceed two years beginning within one year after the second annual period’s rates are effective. Ameren Illinois’ MYRP filing utilizes this phase-in provision and proposes to defer 50% of the requested 2024 rate increase of $175 million as a regulatory asset to be collected from customers in 2026. Ameren Illinois recognizes revenues when amounts are expected to be collected from customers within two years from the end of an applicable year. An ICC decision in this proceeding is required by December 2023, with new rates effective starting in January 2024. Ameren Illinois cannot predict the level of any electric distribution service rate change the ICC may approve, or whether any rate change that may eventually be approved will be sufficient for Ameren Illinois to recover its costs to the extent those costs are subject to and exceed the reconciliation cap discussed below and earn a reasonable return on its investments when the rate change goes into effect.
The MYRP also allows Ameren Illinois to reconcile its actual revenue requirement, as adjusted for certain cost variations, to ICC-approved electric distribution service rates on an annual basis, subject to a reconciliation cap. The reconciliation cap limits the annual adjustment to 105% of the annual revenue requirement approved by the ICC. Certain variations from forecasted costs would be excluded from the reconciliation cap, including those associated with major storms; new business and facility relocations; changes in the timing of certain expenditures or investments into or out of the applicable calendar year; and changes in interest rates, income taxes, taxes other than income taxes, pension and other post-retirement benefits costs, and amortization of certain assets. The reconciliation cap also excludes costs recovered through riders outside of base rates, such as riders for electric energy-efficiency investments, power procurement and transmission services, renewable energy credit compliance, zero emission credits, certain environmental costs, and bad debt write-offs, among others. Ameren Illinois’ existing riders will remain effective and electric distribution service revenues will continue to be decoupled from sales volumes under the MYRP. The actual revenue requirement for a particular year would incorporate Ameren Illinois’ year-end rate base and actual capital structure for such year, provided that the common equity ratio in such capital structure may not exceed that approved by the ICC in the MYRP. Excluding the phase-in of the initial rate increase discussed above, and subject to the reconciliation cap, if a given year’s revenue amount collected from customers varies from the approved revenue requirement, an adjustment would be made to electric operating revenues with an offset to a regulatory asset or liability to reflect that year’s actual revenue requirement, independent of actual sales volumes. The regulatory balance would then be collected from, or refunded to, customers within two years from the end of the applicable annual period.
Under the MYRP, the ROE approved by the ICC will be subject to annual adjustments during the four-year period based on seven performance metrics. In September 2022, the ICC issued an order approving total ROE incentives and penalties of 24 basis points, allocated among the seven performance metrics. These performance metrics include improvements in service reliability in both the frequency and duration of outages, a reduction in peak loads, an increased percentage of spend with diverse suppliers, a reduction in disconnections for certain customers, and improved timeliness in response to customer requests for interconnection of distributed energy resources. These performance metrics and the ROE incentives and penalties will apply annually from 2024 through 2027 under the MYRP, and the impact of any incentives and penalties will be excluded from the reconciliation cap described above.

Electric Distribution Service Rates Under IEIMA
In December 2022, the ICC issued an order in Ameren Illinois’ annual update filing that approved a $61 million increase in Ameren Illinois’ electric distribution service rates beginning in January 2023. This order reflected an increase to the annual performance-based formula rate based on 2021 actual recoverable costs and expected net plant additions for 2022, an increase to include the 2021 revenue requirement reconciliation adjustment including a capital structure composed of 50% common equity, and a decrease for the conclusion of the 2020 revenue requirement reconciliation adjustment, which was fully collected from customers in 2022, consistent with the ICC’s December 2021 annual update filing order.
Electric Customer Energy-Efficiency Investments
In December 2022, the ICC issued an order in Ameren Illinois’ annual update filing that approved electric customer energy-efficiency rates of $76 million beginning in January 2023, which represents an increase of $15 million from 2022 rates.
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
2023 Natural Gas Delivery Service Regulatory Rate Review
In January 2023, Ameren Illinois filed a request with the ICC seeking approval to increase its annual revenues for natural gas delivery service by $160 million, which included an estimated $77 million of annual revenues that would otherwise be recovered under the QIP and other riders. The request is based on a 10.7% allowed ROE, a capital structure composed of 53.99% common equity, and a rate base of $2.9 billion. In an attempt to reduce regulatory lag, Ameren Illinois used a 2024 future test year in this proceeding. A decision by the ICC in this proceeding is required by late November 2023, with new rates expected to be effective in early December 2023. Ameren Illinois cannot predict the level of any delivery service rate change the ICC may approve, nor whether any rate change that may eventually be approved will be sufficient to enable Ameren Illinois to recover its costs and to earn a reasonable return on investments when the rate changes go into effect.
IETL and Illinois Senate Bill 3866
The IETL contains other provisions in addition to the ratemaking impacts discussed in the MYRP section above. The law permits Ameren Illinois to invest up to $20 million in each of two solar generation and battery storage pilot projects in Illinois. The first of these projects was placed in service in December 2022. Additionally, the law increased the existing customer surcharge for renewable energy resources, which funds IPA renewable energy credit procurement events. As a result, Ameren Illinois began collecting additional annual revenues of approximately $100 million, beginning in February 2022, under the rider for the procurement of renewable energy credits. It also established an Energy Transition Assistance Fund to support economic and workforce development programs designed to assist the state of Illinois with its transition to clean energy sources. The fund is subsidized through customer surcharges collected by electric utilities operating in the state, including Ameren Illinois, and is remitted in the month following collection to an Illinois state agency, with no impact to results of operations. In May 2022, Illinois Senate Bill 3866 was enacted and became effective. This legislation makes certain amendments to the IETL, including amendments to increase the allowed level of funding for the Energy Transition Assistance Fund. Ameren Illinois expects to collect approximately $25 million annually related to this fund, beginning in January 2023, which could be increased to up to $50 million in future years. Pursuant to the IETL, Ameren Illinois is required to file a multi-year integrated grid plan with the ICC every four years. In January 2023, Ameren Illinois filed its first multi-year integrated grid plan for the years 2023 to 2027. The plan outlines how Ameren Illinois expects to operate and invest in electric distribution infrastructure in order to support grid modernization, clean energy, energy efficiency, and the state of Illinois’ renewable energy, equity, climate, electrification, and environmental goals, while providing safe, secure, reliable, and resilient electric distribution service to customers. Ameren Illinois’ next multi-year integrated grid plan is required by mid-January 2026.
RTO Cost-Benefit Study
In July 2022, an Illinois law prohibiting the state’s oversight of certain electric utilities’ choice of RTO membership ceased to be effective. Given the change in law and the high prices resulting from the MISO’s April 2022 capacity auction, the ICC issued an order requiring Ameren Illinois to perform a cost-benefit study of continued participation in the MISO compared to participation in PJM Interconnection LLC, another RTO. The cost-benefit study will examine the impacts of participation in each RTO, including reliability, resiliency, affordability, and environmental impacts, among other things, for a period of five to 10 years beginning June 2024. The ICC order requires Ameren Illinois to file the study by July 2023. A 30-day comment period will follow. The ICC is under no obligation to issue an order related to the cost-benefit study.

QIP Reconciliation Hearing
In December 2022, the ICC issued an order approving Ameren Illinois’ QIP reconciliation for 2019. The ICC also found that Ameren Illinois’ natural gas capital investments recovered under the QIP during 2019 were accurate and prudent. The ICC order effectively dismissed the Illinois Attorney General’s challenge with respect to 2019 capital investments after finding no evidentiary support behind its claims.
Federal
Transmission Formula Rate Revisions
In February 2020, the MISO, on behalf of Ameren Missouri, Ameren Illinois, and ATXI, filed requests with the FERC to revise each company’s transmission formula rate calculations with respect to the calculation used for materials and supplies inventories included in rate base. In May 2020, the FERC issued orders approving the revisions prospectively. In addition, the FERC declined to order refunds for earlier periods, as requested by intervenors in Ameren Illinois’ filing, but directed its audit staff to review historical rate recovery in connection with an ongoing FERC audit. Separately, in March 2021, the FERC issued an order related to an intervenor challenge to Ameren Illinois’ 2020 transmission formula rate update. As a result of this order, in March 2021, Ameren Illinois recorded a regulatory liability of $9 million, largely as a reduction of electric operating revenues, to reflect expected refunds, including interest, primarily related to the historical rate recovery of materials and supplies inventories included in rate base. The refund amount was reflected in rates as of January 2022 and fully refunded to customers by the end of 2022. Ameren Missouri, Ameren Illinois, and ATXI filed appeals of the FERC’s May 2020 and March 2021 orders, and related FERC orders denying requests for rehearing, to the United States Court of Appeals for the District of Columbia Circuit, which appeals were denied in January 2023. The impact of the May 2020 and March 2021 orders was not material to Ameren’s, Ameren Missouri’s, or Ameren Illinois’ results of operations, financial position, or liquidity.
FERC Complaint Cases
Since November 2013, the allowed base ROE for FERC-regulated transmission rate base under the MISO tariff has been subject to customer complaint cases and has been changed by various FERC orders. In May 2020, the FERC issued an order, which set the allowed base ROE to 10.02%, and required refunds, with interest, for the periods November 2013 to February 2015 and from late September 2016 forward. Ameren and Ameren Illinois paid these refunds, including interest, by March 31, 2022. In June and July 2020, Ameren Missouri, Ameren Illinois, and ATXI, as well as various customers, petitioned the United States Court of Appeals for the District of Columbia Circuit for review of the May 2020 order, challenging certain aspects of the new ROE methodology established. The petition filed by Ameren Missouri, Ameren Illinois, and ATXI challenged the refunds required for the period from September 2016 to May 2020. In August 2022, the court issued a ruling that granted the customers’ petition for review, vacated the FERC’s previous MISO ROE-determining orders, and remanded the proceedings to the FERC. The court did not rule on the petition filed by Ameren Missouri, Ameren Illinois, and ATXI. The currently allowed base ROE of 10.02% will remain effective for customer billings, but subject to refund if the base ROE is changed by the FERC in a future order. The FERC is under no deadline to issue an order related to these proceedings. A 50 basis point change in the FERC-allowed ROE would affect Ameren’s and Ameren Illinois’ annual revenue by an estimated $19 million and $13 million, respectively, based on each company’s 2023 projected rate base.

Regulatory Assets and Liabilities
The following table presents our regulatory assets and regulatory liabilities at December 31, 2022 and 2021:

	2022			2021
	Ameren Missouri	Ameren Illinois	Ameren	Ameren Missouri	Ameren Illinois	Ameren
Regulatory assets:
Under-recovered FAC(a)	$140	$—	$140	$47	$—	$47
Under-recovered Illinois electric power costs(b)	—	33	33	—	3	3
Under-recovered PGA(b)(c)	23	—	23	49	114	163
MTM derivative losses(d)	68	68	136	77	125	202
IEIMA revenue requirement reconciliation adjustment(e)(f)	—	134	134	—	42	42
FERC revenue requirement reconciliation adjustment(g)	—	11	33	—	18	43
Under-recovered VBA(h)	—	—	—	—	17	17
Income taxes(i)	111	72	185	115	69	185
Callaway refueling and maintenance outage costs(j)	33	—	33	14	—	14
Unamortized loss on reacquired debt(k)	47	7	54	50	13	63
Environmental cost riders(l)	—	64	64	—	70	70
Storm costs(f)(m)	—	14	14	—	17	17
Allowance for funds used during construction for pollution control equipment(f)(n)	11	—	11	13	—	13
Customer generation rebate program(f)(o)	—	50	50	—	47	47
PISA(f)(p)	320	—	320	244	—	244
Certain Meramec Energy Center costs(q)	51	—	51	—	—	—
FEJA energy-efficiency rider(f)(r)	—	416	416	—	350	350
Other	44	39	83	41	47	88
Total regulatory assets	$848	$908	$1,780	$650	$932	$1,608
Less: current regulatory assets	(254)	(87)	(354)	(127)	(180)	(319)
Noncurrent regulatory assets	$594	$821	$1,426	$523	$752	$1,289
Regulatory liabilities:
Over-recovered FAC(a)	$4	$—	$4	$19	$—	$19
Over-recovered Illinois electric power costs(b)	—	—	—	—	13	13
Over-recovered PGA(b)	—	10	10	—	1	1
MTM derivative gains(d)	51	40	91	50	41	91
Income taxes(i)	1,095	749	1,931	1,208	770	2,066
Cost of removal(s)	1,064	989	2,091	1,028	929	1,988
AROs(t)	365	—	365	603	—	603
Bad debt rider(u)	—	21	21	—	19	19
Pension and postretirement benefit costs(v)	242	162	404	399	392	791
Pension and postretirement benefit costs tracker(w)	60	—	60	28	—	28
Renewable energy credits and zero emission credits(x)	—	373	373	—	246	246
RESRAM(y)	2	—	2	19	—	19
Excess income taxes collected in 2018(z)	7	—	7	25	—	25
Other	51	33	86	32	17	52
Total regulatory liabilities	$2,941	$2,377	$5,445	$3,411	$2,428	$5,961
Less: current regulatory liabilities	(70)	(64)	(136)	(57)	(54)	$(113)
Noncurrent regulatory liabilities	$2,871	$2,313	$5,309	$3,354	$2,374	$5,848
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
(c)As a result of the significant increase in customer demand and prices for natural gas and electricity experienced in mid-February 2021 due to extremely cold weather, for the month of February 2021, Ameren Missouri and Ameren Illinois had under-recovered costs under their PGA clauses of $53 million and $221 million, respectively. Pursuant to an October 2021 MoPSC order, the collection period for Ameren Missouri’s cumulative PGA under-recovery as of August 2021, which includes the February 2021 under-recovery, was extended from 12 months to 36 months, beginning November 2021. Ameren Illinois collected its February 2021 PGA under-recovery over 18 months beginning April 2021.
(d)Deferral of commodity-related derivative MTM losses or gains. See Note 7 – Derivative Financial Instruments for additional information.

(e)The difference between Ameren Illinois’ electric distribution service annual revenue requirement calculated under the performance-based formula ratemaking framework and the revenue requirement included in customer rates for that year. Any under-recovery or over-recovery will be recovered from, or refunded to, customers with interest within two years.
(f)These assets earn a return at the applicable WACC.
(g)Ameren Illinois’ and ATXI’s annual revenue requirement reconciliation calculated pursuant to the FERC’s electric transmission formula ratemaking framework. Any under-recovery or over-recovery will be recovered from, or refunded to, customers within two years.
(h)Under-recovered natural gas revenue caused by sales volume deviations from weather normalized sales approved by the ICC in rate regulatory reviews. Each year’s amount will be recovered from customers from April through December of the following year.
(i)The regulatory assets represent amounts that will be recovered from customers for deferred income taxes related to the equity component of allowance for funds used during construction and the effects of tax rate increases. The regulatory liabilities represent amounts that will be refunded to customers for deferred income taxes related to depreciation differences, other tax liabilities, and the unamortized portion of investment tax credits recorded at rates in excess of current statutory rates. Amounts associated with the equity component of allowance for funds used during construction and the unamortized portion of investment tax credits will be amortized over the expected life of the related assets. For net regulatory liabilities related to deferred income taxes recorded at rates other than the current statutory rate, the weighted-average remaining amortization periods at Ameren, Ameren Missouri, and Ameren Illinois are 38, 31, and 44 years.
(j)Maintenance expenses related to scheduled refueling and maintenance outages at Ameren Missouri’s Callaway Energy Center. Amounts are amortized over the period between refueling and maintenance outages, which has historically been approximately 18 months.
(k)Losses related to reacquired debt. These amounts are being amortized over the lives of the related new debt issuances or the original lives of the old debt issuances if no new debt was issued.
(l)The recoverable portion of accrued environmental site liabilities that will be collected from electric and natural gas customers through ICC-approved cost recovery riders. The period of recovery will depend on the timing of remediation expenditures. See Note 14 – Commitments and Contingencies for additional information.
(m)Storm costs from 2020, 2021, and 2022 deferred in accordance with the IEIMA. These costs are being amortized over five-year periods beginning in the year the storm occurred.
(n)The MoPSC’s May 2010 electric rate order allowed Ameren Missouri to record an allowance for funds used during construction for pollution control equipment at its Sioux Energy Center until the cost of that equipment was included in customer rates beginning in 2011. These costs are being amortized over the expected life of the Sioux Energy Center, currently through 2028. Ameren Missouri’s electric rate increase request discussed above reflects extending the retirement date of the Sioux Energy Center from 2028 to 2030.
(o)Costs associated with Ameren Illinois’ customer generation rebate program. Costs are amortized over a 15-year period, beginning in the year rebates are paid.
(p)Under the PISA, Ameren Missouri is permitted to defer and recover 85% of the depreciation expense and earn a return at the applicable WACC on investments in certain property, plant, and equipment placed in service and not included in base rates. Accumulated PISA deferrals, which also earn a return at the applicable WACC, are added to rate base prospectively and amortized over a period of 20 years following a regulatory rate review.
(q)Certain costs associated with the Meramec Energy Center, which were authorized for recovery by the December 2021 MoPSC electric rate order discussed above. These costs are being collected over five years beginning in February 2022.
(r)The electric energy-efficiency investments are being amortized over their weighted-average useful lives beginning in the period in which they were made, with current remaining amortization periods ranging from four to 12 years.
(s)Estimated funds collected from customers to pay for the future removal cost of property, plant, and equipment retired from service, net of salvage.
(t)The ARO regulatory liability includes the nuclear decommissioning trust fund balance ($958 million and $1,159 million at December 31, 2022 and 2021, respectively), net of recoverable removal costs for AROs ($593 million and $556 million at December 31, 2022 and 2021, respectively). See Note 1 – Summary of Significant Accounting Policies – Asset Retirement Obligations.
(u)A rider for the difference between the level of bad debt write-offs, net of any subsequent recoveries, incurred by Ameren Illinois and the level of such costs included in electric distribution and natural gas delivery service rates. Under-recovered or over-recovered costs for each year are collected from, or refunded to, customers over a twelve-month period beginning June the following year.
(v)Over-recovered costs are being amortized in proportion to the recognition of prior service costs (credits) and actuarial losses (gains) attributable to Ameren’s pension plan and postretirement benefit plans. See Note 10 – Retirement Benefits for additional information.
(w)A regulatory recovery mechanism for the difference between the level of pension and postretirement benefit costs incurred by Ameren Missouri and the level of such costs included in customer rates. The period of refund varies based on MoPSC approval in a regulatory rate review. For costs incurred prior to 2022, the weighted-average remaining amortization period is four years. For costs incurred during 2022, the amortization period will be determined the 2022 electric service regulatory rate review discussed above.
(x)Funds collected for the purchase of renewable energy credits and zero emission credits through IPA procurements. The balance will be amortized as the credits are purchased.
(y)Over-recovered costs associated with Ameren Missouri’s compliance with the state of Missouri’s renewable energy standard. Under-recovered or over-recovered costs are aggregated over a twelve-month period beginning each August and are amortized over a twelve-month period beginning February the following year.
(z)The excess amount collected in rates related to the TCJA from January 1, 2018, through July 31, 2018. Pursuant to the December 2021 MoPSC electric rate order discussed above, the regulatory liability is being amortized over a 15-month period, which began in March 2022.

NOTE 3 – PROPERTY, PLANT, AND EQUIPMENT, NET
The following table presents components of “Property, plant, and equipment, net” at December 31, 2022 and 2021:

	Ameren Missouri	Ameren Illinois	Other	Ameren
2022
Property, plant, and equipment at original cost(a):
Electric generation:
Coal(b)(c)	$3,454	$—	$—	$3,454
Natural gas	961	—	—	961
Nuclear	5,725	—	—	5,725
Renewable(d)	1,957	11	—	1,968
Electric distribution	7,993	7,351	—	15,344
Electric transmission	1,884	4,617	1,815	8,316
Natural gas	640	3,883	—	4,523
Other(e)	1,904	1,395	249	3,548
	24,518	17,257	2,064	43,839
Less: Accumulated depreciation and amortization	9,682	4,418	365	14,465
	14,836	12,839	1,699	29,374
Construction work in progress:
Nuclear fuel in process	108	—	—	108
Other	598	514	86	1,198
Plant to be abandoned, net(f)	582	—	—	582
Property, plant, and equipment, net	$16,124	$13,353	$1,785	$31,262
2021
Property, plant, and equipment at original cost(a):
Electric generation:
Coal(b)(c)	$3,955	$—	$—	$3,955
Natural gas	1,105	—	—	1,105
Nuclear	5,615	—	—	5,615
Renewable(d)	1,889	—	—	1,889
Electric distribution	7,286	7,017	—	14,303
Electric transmission	1,628	4,105	1,800	7,533
Natural gas	607	3,586	—	4,193
Other(e)	1,584	1,183	242	3,009
	23,669	15,891	2,042	41,602
Less: Accumulated depreciation and amortization	9,784	4,100	330	14,214
	13,885	11,791	1,712	27,388
Construction work in progress:
Nuclear fuel in process	133	—	—	133
Other	674	432	30	1,136
Plant to be abandoned, net(f)	604	—	—	604
Property, plant, and equipment, net	$15,296	$12,223	$1,742	$29,261
(a)The estimated lives for each asset group are as follows: 5 to 72 years for electric generation, excluding Ameren Missouri’s hydroelectric generating assets, which have useful lives of up to 150 years; 20 to 80 years for electric distribution; 50 to 75 years for electric transmission; 20 to 80 years for natural gas; and 2 to 55 years for other.
(b)Includes $29 million of oil-fired generation at December 31, 2022 and 2021.
(c)Original cost amounts include two CTs that had related financing obligations. The gross cumulative plant asset values related to outstanding financing obligations as of December 31, 2022 and 2021, was $125 million and $243 million, respectively. The related accumulated depreciation was $54 million and $105 million. The financing obligation for the Peno Creek CT Energy Center was settled in December 2022, while the financing obligation for the Audrain CT Energy Center was settled in January 2023. See Note 5 – Long-term Debt and Equity Financings for additional information on these agreements.
(d)Renewable includes hydroelectric, wind, solar, and methane gas generation facilities.
(e)Other property, plant, and equipment includes assets used to support electric and natural gas services.
(f)Represents the net book value of the Rush Island Energy Center and related construction work in progress as Ameren Missouri expects to retire the energy center significantly in advance of its previously expected useful life and in the near term. See Plant to be Abandoned, Net under Note 1 – Summary of Significant Accounting Policies and NSR and Clean Air Act Litigation under Note 14 – Commitments and Contingencies for additional information on the planned accelerated retirement of the Rush Island Energy Center.

Capitalized software costs are classified within “Property, Plant, and Equipment, Net” on the balance sheet and are amortized on a straight-line basis over the expected period of benefit, ranging from 2 to 15 years. The following table presents the amortization, gross carrying value, and related accumulated amortization of capitalized software by year:

	Amortization Expense			Gross Carrying Value		Accumulated Amortization
	2022	2021	2020	2022	2021	2022	2021
Ameren	$159	$125	$93	$1,443	$1,199	$(914)	$(757)
Ameren Missouri	85	66	44	613	523	(339)	(255)
Ameren Illinois	69	53	45	601	452	(360)	(291)
Annual amortization expense for capitalized software placed in service as of December 31, 2022, is estimated to be as follows:

	2023	2024	2025	2026	2027
Ameren	$170	$131	$83	$51	$30
Ameren Missouri	91	71	46	26	15
Ameren Illinois	74	56	35	24	15
NOTE 4 – SHORT-TERM DEBT AND LIQUIDITY
The liquidity needs of the Ameren Companies are typically supported through the use of available cash, drawings under committed credit agreements, commercial paper issuances, and/or, in the case of Ameren Missouri and Ameren Illinois, short-term affiliate borrowings.
Short-Term Borrowings
In December 2022, the Credit Agreements, which were scheduled to mature in December 2025, were extended and now mature in December 2027. The Credit Agreements provide $2.6 billion of credit cumulatively through maturity. The total facility size of the Missouri Credit Agreement and Illinois Credit Agreement is $1.4 billion and $1.2 billion, respectively. The maturity date of each Credit Agreement may be extended for two additional one-year periods upon the mutual consent of the respective borrowers and the lenders. Credit available under the agreements is provided by 21 international, national, and regional lenders, with no single lender providing more than $156 million of credit in aggregate.
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

	Missouri Credit Agreement	Illinois Credit Agreement
Ameren (parent)	$1,000	$700
Ameren Missouri	1,000	(a)
Ameren Illinois	(a)	1,000
(a)Not applicable.
The borrowers have the option to seek additional commitments from existing or new lenders to increase the total facility size of the Credit Agreements to a maximum of $1.7 billion for the Missouri Credit Agreement and $1.5 billion for the Illinois Credit Agreement. Ameren (parent) borrowings are due and payable no later than the maturity date of the Credit Agreements. Ameren Missouri and Ameren Illinois borrowings under the applicable Credit Agreement are due and payable no later than the earlier of the maturity date or 364 days after the date of the borrowing.
The obligations of the borrowers under the Credit Agreements are unsecured. Loans are available on a revolving basis under each of the Credit Agreements. Funds borrowed may be repaid and, subject to satisfaction of the conditions to borrowing, reborrowed from time to time. At the election of each borrower, the interest rates on such loans will be the alternate base rate plus the margin applicable to the particular borrower and/or the eurodollar rate plus the margin applicable to the particular borrower. The applicable margins will be determined by the borrower’s long-term unsecured credit ratings or, if no such ratings are in effect, the borrower’s corporate/issuer ratings then in effect. The borrowers have received commitments from the lenders to issue letters of credit up to $100 million under each of the Credit Agreements. In addition, the issuance of letters of credit is subject to the $2.6 billion overall combined facility borrowing limitations of the Credit Agreements.
The borrowers will use the proceeds from any borrowings under the Credit Agreements for general corporate purposes, including working capital, commercial paper liquidity support, loan funding under the Ameren money pool arrangements, and other short-term affiliate loan arrangements. The Missouri Credit Agreement and the Illinois Credit Agreement are available to support issuances under Ameren (parent)’s, Ameren Missouri’s and Ameren Illinois’ commercial paper programs, respectively, subject to borrowing sublimits, as well as to support issuance of letters of credit for the borrowers. As of December 31, 2022, based on credit capacity available under the Credit Agreements, along with cash and cash equivalents, the net liquidity available to Ameren (parent), Ameren Missouri, and Ameren Illinois, collectively, was $1.5 billion.
The following table summarizes the activity and relevant interest rates for Ameren (parent)’s, Ameren Missouri’s, and Ameren Illinois’ commercial paper issuances and borrowings under the Credit Agreements in the aggregate for the years ended December 31, 2022 and 2021:

	Ameren (parent)	Ameren Missouri	Ameren Illinois	Ameren Consolidated
2022
Average daily amount outstanding	$485	$229	$138	$852
Commercial paper issuances outstanding at period-end	477	329	264	1,070
Weighted-average interest rate	2.41%	1.71%	2.79%	2.28%
Peak amount outstanding during period(a)	$718	$539	$404	$1,267
Peak interest rate	4.80%	4.95%	4.80%	4.95%
2021
Average daily amount outstanding	$387	$99	$118	$604
Commercial paper issuances outstanding at period-end	277	165	103	545
Weighted-average interest rate	0.22%	0.22%	0.21%	0.22%
Peak amount outstanding during period(a)	$650	$546	$485	$1,134
Peak interest rate	0.38%	0.35%	0.35%	0.38%
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
The Credit Agreements also contain nonfinancial covenants, including restrictions on the ability to incur certain liens, to transact with affiliates, to dispose of assets, to make investments in or transfer assets to its affiliates, and to merge with other entities. The Credit Agreements require each of Ameren, Ameren Missouri, and Ameren Illinois to maintain consolidated indebtedness of not more than 65% of its consolidated total capitalization pursuant to a defined calculation set forth in the agreements. As of December 31, 2022, the ratios of consolidated indebtedness to total consolidated capitalization, calculated in accordance with the provisions of the Credit Agreements, were 59%, 49%, and 46%, for Ameren, Ameren Missouri, and Ameren Illinois, respectively.
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
None of the Credit Agreements or financing agreements contain credit rating triggers that would cause a default or acceleration of repayment of outstanding balances. The Ameren Companies were in compliance with the provisions and covenants of the Credit Agreements at December 31, 2022.

Money Pools
Ameren has money pool agreements with and among its subsidiaries to coordinate and provide for certain short-term cash and working capital requirements.
Ameren Missouri, Ameren Illinois, and ATXI may participate in the utility money pool as both lenders and borrowers. Ameren (parent) and Ameren Services may participate in the utility money pool only as lenders. Surplus internal funds are contributed to the money pool from participants. The primary sources of external funds for the utility money pool are the Credit Agreements and the commercial paper programs. The total amount available to the pool participants from the utility money pool at any given time is reduced by the amount of borrowings made by participants, but it is increased to the extent that the pool participants advance surplus funds to the utility money pool or remit funds from other external sources. The availability of funds is also determined by funding requirement limits established by regulatory authorizations. Participants receiving a loan under the utility money pool agreement must repay the principal amount of such loan, together with accrued interest. The rate of interest depends on the composition of internal and external funds in the utility money pool. The average interest rate for borrowing under the utility money pool for the year ended December 31, 2022, was 1.95% (2021 – 0.17%).
See Note 13 – Related-party Transactions for the amount of interest income and expense from the utility money pool agreement recorded by Ameren Missouri and Ameren Illinois for the years ended December 31, 2022, 2021, and 2020.

NOTE 5 – LONG-TERM DEBT AND EQUITY FINANCINGS
The following table presents long-term debt outstanding, including maturities due within one year, as of December 31, 2022 and 2021:

	2022	2021
Ameren (Parent):
2.50% Senior unsecured notes due 2024	$450	$450
3.65% Senior unsecured notes due 2026	350	350
1.95% Senior unsecured notes due 2027	500	500
1.75% Senior unsecured notes due 2028	450	450
3.50% Senior unsecured notes due 2031	800	800
Total long-term debt, gross	2,550	2,550
Less: Unamortized discount and premium	(2)	(2)
Less: Unamortized debt issuance costs	(12)	(15)
Long-term debt, net	$2,536	$2,533
Ameren Missouri:
Bonds and notes:
1.60% 1992 Series bonds due 2022(a)	$—	$47
3.50% Senior secured notes due 2024(b)	350	350
2.95% Senior secured notes due 2027(b)	400	400
3.50% First mortgage bonds due 2029(d)	450	450
2.95% First mortgage bonds due 2030(d)	465	465
2.15% First mortgage bonds due 2032(d)	525	525
2.90% 1998 Series A bonds due 2033(a)	60	60
2.90% 1998 Series B bonds due 2033(a)	50	50
2.75% 1998 Series C bonds due 2033(a)	50	50
5.50% Senior secured notes due 2034(b)	184	184
5.30% Senior secured notes due 2037(b)	300	300
8.45% Senior secured notes due 2039(b)(c)	350	350
3.90% Senior secured notes due 2042(b)(c)	485	485
3.65% Senior secured notes due 2045(b)	400	400
4.00% First mortgage bonds due 2048(d)	425	425
3.25% First mortgage bonds due 2049(d)	330	330
2.625% First mortgage bonds due 2051(d)	550	550
3.90% First mortgage bonds due 2052(d)	525	—
Finance obligations:
City of Bowling Green agreement (Peno Creek CT) due 2022(e)	—	8
Audrain County agreement (Audrain County CT) due 2023(e)	240	240
Total long-term debt, gross	6,139	5,669
Less: Unamortized discount and premium	(12)	(12)
Less: Unamortized debt issuance costs	(41)	(38)
Less: Maturities due within one year	(240)	(55)
Long-term debt, net	$5,846	$5,564

	2022	2021
Ameren Illinois:
Bonds and notes:
2.70% Senior secured notes due 2022(f)	$—	$400
0.375% First mortgage bonds due 2023(g)	100	100
3.25% Senior secured notes due 2025(f)	300	300
6.125% Senior secured notes due 2028(f)	60	60
3.80% First mortgage bonds due 2028(g)	430	430
1.55% First mortgage bonds due 2030(g)	375	375
3.85% First mortgage bonds due 2032(g)	500	—
6.70% Senior secured notes due 2036(f)	61	61
6.70% Senior secured notes due 2036(f)	42	42
4.80% Senior secured notes due 2043(f)	280	280
4.30% Senior secured notes due 2044(f)	250	250
4.15% Senior secured notes due 2046(f)	490	490
3.70% First mortgage bonds due 2047(g)	500	500
4.50% First mortgage bonds due 2049(g)	500	500
3.25% First mortgage bonds due 2050(g)	300	300
2.90% First mortgage bonds due 2051(g)	350	350
5.90% First mortgage bonds due 2052(g)	350	—
Total long-term debt, gross	4,888	4,438
Less: Unamortized discount and premium	(9)	(7)
Less: Unamortized debt issuance costs	(44)	(39)
Less: Maturities due within one year	(100)	(400)
Long-term debt, net	$4,735	$3,992
ATXI:
2.45% Senior unsecured notes due 2036(h)	$75	$75
3.43% Senior unsecured notes due 2050(i)	400	450
2.96% Senior unsecured notes due 2052(j)	95	—
Total long-term debt, gross	570	525
Less: Unamortized debt issuance costs	(2)	(2)
Less: Maturities due within one year	—	(50)
Long-term debt, net	$568	$473
Ameren consolidated long-term debt, net	$13,685	$12,562
(a)These bonds are collaterally secured by first mortgage bonds issued by Ameren Missouri under the Ameren Missouri mortgage indenture and have a fall-away lien provision similar to that of Ameren Missouri’s senior secured notes.
(b)These notes are collaterally secured by first mortgage bonds issued by Ameren Missouri under the Ameren Missouri mortgage indenture. The notes have a fall-away lien provision and will remain secured only as long as any first mortgage bonds issued under the Ameren Missouri mortgage indenture remain outstanding. Redemption, purchase, or maturity of all first mortgage bonds, including first mortgage bonds currently outstanding and any that may be issued in the future, would result in a release of the first mortgage bonds currently securing these notes, at which time these notes would become unsecured obligations. Considering the 2052 maturity of the 3.90% first mortgage bonds and the restrictions preventing a release date to occur that are attached to certain senior secured notes described in footnote (c) below, Ameren Missouri does not expect the first mortgage lien protection associated with these notes to fall away.
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
(e)Payments due related to the financing obligations were paid to a trustee, which is authorized to utilize the cash only to pay equal amounts due to Ameren Missouri under related bonds issued by the city/county and held by Ameren Missouri. The timing and amounts of payments due from Ameren Missouri under the agreements were equal to the timing and amount of bond service payments due to Ameren Missouri, resulting in no net cash flow. The balance of the financing obligations and the related investments in debt securities was $240 million and $248 million, respectively, as of December 31, 2022 and 2021. The investments were recorded in “Investments in industrial development revenue bonds” as of December 31, 2022, and primarily recorded in “Other assets” as of December 31, 2021. See below for additional information on these financing obligations.
(f)These notes are collaterally secured by first mortgage bonds issued by Ameren Illinois under the Ameren Illinois mortgage indenture. The notes have a fall-away lien provision and will remain secured only as long as any first mortgage bonds issued under its mortgage indenture remain outstanding. Redemption, purchase, or maturity of all first mortgage bonds, including first mortgage bonds currently outstanding and any that may be issued in the future, would result in a release of the first mortgage bonds currently securing these notes, at which time these notes would become unsecured obligations. Considering the 2052 maturity date of the 5.90% first mortgage bonds, Ameren Illinois does not expect the first mortgage lien protection associated with these notes to fall away.
(g)These bonds are first mortgage bonds issued by Ameren Illinois under the Ameren Illinois mortgage indenture. They are secured by substantially all Ameren Illinois property and franchises.

(h)The following table presents the principal maturities schedule for the 2.45% senior unsecured notes due 2036:

Payment Date	Principal Payment
November 2029	$30
November 2036	45
Total	$75
(i)The following table presents the principal maturities schedule for the 3.43% senior unsecured notes due 2050:

Payment Date	Principal Payment
August 2024	$49
August 2027	50
August 2030	49
August 2032	50
August 2038	49
August 2043	77
August 2050	76
Total	$400
(j)The following table presents the principal maturities schedule for the 2.96% senior unsecured notes due 2052:

Payment Date	Principal Payment
August 2040	$45
August 2052	50
Total	$95
The following table presents the aggregate maturities of long-term debt, including current maturities, at December 31, 2022:

	Ameren (parent)(a)	Ameren Missouri(a)	Ameren Illinois(a)	ATXI(a)	Ameren Consolidated(a)
2023	$—	$240	$100	$—	$340
2024	450	350	—	49	849
2025	—	—	300	—	300
2026	350	—	—	—	350
2027	500	400	—	50	950
Thereafter	1,250	5,149	4,488	471	11,358
Total	$2,550	$6,139	$4,888	$570	$14,147
(a)Excludes unamortized discount, premium, and debt issuance costs of $14 million, $53 million, $53 million, and $2 million at Ameren (parent), Ameren Missouri, Ameren Illinois, and ATXI, respectively.

All classes of Ameren Missouri’s and Ameren Illinois’ preferred stock are entitled to cumulative dividends, have voting rights, and are not subject to mandatory redemption. The preferred stock of Ameren’s subsidiaries is included in “Noncontrolling Interests” on Ameren’s consolidated balance sheet. The following table presents the outstanding preferred stock of Ameren Missouri and Ameren Illinois, which is redeemable at the option of the issuer, at the prices shown below as of December 31, 2022 and 2021:

	Shares Outstanding	Redemption Price (per share)		2022	2021
Ameren Missouri:
Without par value and stated value of $100 per share, 25 million shares authorized
$3.50 Series	130,000 shares	$110.00		$13	$13
$3.70 Series	40,000 shares	104.75		4	4
$4.00 Series	150,000 shares	105.625		15	15
$4.30 Series	40,000 shares	105.00		4	4
$4.50 Series	213,595 shares	110.00	(a)	21	21
$4.56 Series	200,000 shares	102.47		20	20
$4.75 Series	20,000 shares	102.176		2	2
$5.50 Series A	14,000 shares	110.00		1	1
Total				$80	$80
Ameren Illinois:
With par value of $100 per share, 2 million shares authorized
4.00% Series	144,275 shares	$101.00		$14	$14
4.08% Series	45,224 shares	103.00		5	5
4.20% Series	23,655 shares	104.00		2	2
4.25% Series	50,000 shares	102.00		5	5
4.26% Series	16,621 shares	103.00		2	2
4.42% Series	16,190 shares	103.00		2	2
4.70% Series	18,429 shares	104.30		2	2
4.90% Series	73,825 shares	102.00		7	7
4.92% Series	49,289 shares	103.50		5	5
5.16% Series	50,000 shares	102.00		5	5
Total				$49	$49
Total Ameren				$129	$129
(a)In the event of voluntary liquidation, $105.50.
Ameren has 100 million shares of $0.01 par value preferred stock authorized, with no such shares outstanding. Ameren Missouri has 7.5 million shares of $1 par value preference stock authorized, with no such shares outstanding. Ameren Illinois has 2.6 million shares of no par value preferred stock authorized, with no such shares outstanding.
Ameren
Under the DRPlus and its 401(k) plan, Ameren issued 0.5 million, 0.5 million, and 0.7 million shares of common stock in 2022, 2021, and 2020, respectively, and received proceeds of $41 million, $47 million, and $51 million for the respective years, and had a receivable of $8 million as of December 31, 2022. In addition, Ameren issued 0.4 million, 0.5 million, and 0.5 million shares of common stock valued at $31 million, $33 million, and $38 million in 2022, 2021, 2020, respectively, for no cash consideration in connection with stock-based compensation.
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
In May 2021, Ameren entered into an equity distribution sales agreement pursuant to which Ameren may offer and sell from time to time up to $750 million of its common stock through an ATM program, which includes the ability to enter into forward sales agreements. In November 2022, Ameren increased the amount of common stock available for sale under the ATM program by $1 billion. Under the ATM,

Ameren issued 3.4 million and 1.8 million shares of common stock and received proceeds of $292 million and $148 million in 2022 and 2021, respectively. These proceeds were net of $3 million and $2 million, respectively, in compensation paid to selling agents. As of December 31, 2022, Ameren had approximately $1 billion of common stock available for sale under the ATM program, which takes into account the forward sale agreements in effect as of December 31, 2022, discussed below.
As of January 31, 2023, Ameren had multiple forward sale agreements that could be settled under the ATM program with various counterparties relating to 3.4 million shares of common stock.
Related to the forward sale agreements outstanding as of December 31, 2022, these agreements can be settled at Ameren’s discretion on or prior to dates ranging from January 10, 2024 to March 8, 2024. On a settlement date or dates, if Ameren elects to physically settle a forward sale agreement, Ameren will issue shares of common stock to the counterparties at the then-applicable forward sale price. The initial forward sale price for the agreements ranged from $90.77 to $94.80, with an average initial forward sale price of $92.91. Each forward sale price is subject to adjustment based on a floating interest rate factor equal to the overnight bank funding rate less a spread of 75 basis points, and will be subject to decrease on certain dates specified in the forward sale agreements by specified amounts related to expected dividends on shares of the common stock during the term of the forward sale agreements. If the overnight bank funding rate is less than the spread on any day, the interest rate factor will result in a reduction of the forward sale price. The forward sale agreements will be physically settled unless Ameren elects to settle in cash or to net share settle. At December 31, 2022, Ameren could have settled the forward sale agreements with physical delivery of 3.2 million shares of common stock to the respective counterparties in exchange for cash of $295 million. Alternatively, the forward sale agreements could have also been settled at December 31, 2022, with the counterparties delivering approximately $11 million of cash or approximately 0.1 million shares of common stock to Ameren. In connection to the forward sale agreements, the various counterparties, or their affiliates, borrowed from third parties and sold 3.2 million shares of common stock. The gross sales price of these shares totaled $300 million. In connection with such sales, the counterparties were deemed to have received commissions of $3 million. Ameren has not received any proceeds from such sales of borrowed shares. The forward sale agreements have been classified as equity transactions.
In January 2023, Ameren entered into a forward sale agreement under the ATM program relating to 0.2 million shares of common stock. The January 2023 forward sale agreement can be settled at Ameren’s discretion on or prior to October 3, 2024. The initial forward sale price was $89.31 for the January 2023 forward sale agreement.
In August 2019, Ameren entered into a forward sale agreement with a counterparty relating to 7.5 million shares of common stock. In December 2020, pursuant to the agreement terms, Ameren partially settled the forward sale agreement by physically delivering 5.9 million shares of common stock for cash proceeds of $425 million. In February 2021, Ameren settled the remainder of the forward sale agreement by physically delivering 1.6 million shares of common stock for cash proceeds of $113 million. The proceeds were used to fund a portion of Ameren Missouri’s wind generation investments. See Note 15 – Supplemental Information for additional information about the wind generation facilities.
In March 2021, Ameren (parent) issued $450 million of 1.75% senior unsecured notes due March 2028, with interest payable semiannually on March 15 and September 15 of each year, beginning September 15, 2021. Ameren received net proceeds of $447 million which were used for general corporate purposes, including the repayment of short-term debt.
In November 2021, Ameren (parent) issued $500 million of 1.95% senior unsecured notes due March 2027, with interest payable semiannually on March 15 and September 15 of each year, beginning March 15, 2022. Ameren received net proceeds of $497 million which were used to repay short-term debt.
Ameren Missouri
In April 2022, Ameren Missouri issued $525 million of 3.90% green first mortgage bonds due April 2052, with interest payable semiannually on April 1 and October 1 of each year, beginning October 1, 2022. Ameren Missouri received net proceeds of $519 million, which were used for capital expenditures and to repay short-term debt. Ameren Missouri intends to allocate an amount equal to the net proceeds to sustainability projects meeting certain eligibility criteria.
In November 2022, $47 million principal amount of Ameren Missouri’s 1.60% 1992 Series bonds matured and were repaid with commercial paper borrowings.
In December 2022, Ameren Missouri repaid $8 million of the remaining principal amount of the financing obligation related to the Peno Creek CT Energy Center to a trustee, which is authorized to utilize the cash only to pay equal amounts due to Ameren Missouri under related bonds issued by the city of Bowling Green and held by Ameren Missouri. The timing and amounts of payments due from Ameren Missouri under the agreement were equal to the timing and amount of bond service payments due to Ameren Missouri, resulting in no net cash flow. Under the terms of this agreement, Ameren Missouri was responsible for all operation and maintenance for the energy center. Ownership of the energy center transferred to Ameren Missouri in December 2022, at which time the property, plant, and equipment became subject to the lien of the Ameren Missouri mortgage bond indenture.
In January 2023, Ameren Missouri and Audrain County mutually agreed to terminate a financing obligation agreement related to the CT energy center in Audrain County, which was scheduled to expire in December 2023. No cash was exchanged associated with the termination of the agreement as the $240 million principal amount of the financing obligation due from Ameren Missouri was equal to the amount of bond service payments due to Ameren Missouri. Ownership of the energy center was transferred to Ameren Missouri in January 2023, at which time the property, plant, and equipment became subject to the lien of the Ameren Missouri mortgage bond indenture.
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
In November 2022, Ameren Illinois issued $350 million of 5.90% first mortgage bonds due December 2052, with interest payable semiannually on June 1 and December 1 of each year, beginning June 1, 2023. Ameren Illinois received net proceeds of $346 million, which were used to repay short-term debt. Ameren Illinois intends to allocate an amount equal to the net proceeds to sustainability projects meeting certain eligibility criteria.
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
For information on Ameren Illinois’ capital contributions, refer to Capital Contributions in Note 13 – Related-party Transactions.
ATXI
In November 2021, pursuant to a note purchase agreement, ATXI agreed to issue $95 million of its 2.96% senior unsecured notes due 2052, with interest payable semiannually on February 25 and August 25 of each year, beginning February 25, 2023, through a private placement offering exempt from registration under the Securities Act of 1933, as amended. In August 2022, ATXI issued the notes and received net proceeds of $95 million, which were used to refinance the remaining portion of an intercompany long-term note with Ameren (parent), repay a $50 million principal payment of its 3.43% senior unsecured notes in August 2022, and to repay short-term debt.
In November 2021, pursuant to a note purchase agreement, ATXI issued $75 million of its 2.45% senior unsecured notes due 2036, with interest payable semiannually on May 16 and November 16 of each year, beginning May 16, 2022, through a private placement offering exempt from registration under the Securities Act of 1933, as amended. ATXI received net proceeds of $75 million, which were used to refinance a portion of an intercompany long-term note with Ameren (parent) and to repay short-term debt.

Indenture Provisions and Other Covenants
Ameren Missouri’s and Ameren Illinois’ indentures and articles of incorporation include covenants and provisions related to issuances of first mortgage bonds and preferred stock. Ameren Missouri and Ameren Illinois are required to meet certain ratios to issue additional first mortgage bonds and preferred stock. A failure to achieve these ratios would not result in a default under these covenants and provisions but would restrict the companies’ ability to issue bonds or preferred stock. The following table summarizes the required and actual interest coverage ratios for interest charges, dividend coverage ratios, and bonds and preferred stock issuable as of December 31, 2022, at an assumed interest rate of 6% and dividend rate of 7%.

	Required Interest Coverage Ratio(a)	Actual Interest Coverage Ratio	Bonds Issuable(b)	Required Dividend Coverage Ratio(c)	Actual Dividend Coverage Ratio	Preferred Stock Issuable
Ameren Missouri	>2.0	3.4	$4,461	>2.5	165.2	$3,179
Ameren Illinois	>2.0	6.9	8,237	>1.5	3.5	203	(d)
(a)Coverage required on the annual interest charges on first mortgage bonds outstanding and to be issued. Coverage is not required in certain cases when additional first mortgage bonds are issued on the basis of retired bonds.
(b)Amount of bonds issuable based either on required coverage ratios or unfunded property additions, whichever is more restrictive. The amounts shown also include bonds issuable based on retired bond capacity of $1,959 million and $1,043 million at Ameren Missouri and Ameren Illinois, respectively.
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
Ameren Illinois’ articles of incorporation require dividend payments on its common stock to be based on ratios of common stock to total capitalization and other provisions related to certain operating expenses and accumulations of earned surplus. Ameren Illinois has made a commitment to the FERC to maintain a minimum 30% ratio of common stock equity to total capitalization. As of December 31, 2022, using the FERC-agreed upon calculation method, Ameren Illinois’ ratio of common stock equity to total capitalization was 54%.
ATXI’s note purchase agreements includes financial covenants that require ATXI not to permit at any time (1) debt to exceed 70% of total capitalization or (2) secured debt to exceed 10% of total assets.
At December 31, 2022, the Ameren Companies were in compliance with the provisions and covenants contained in their indentures and articles of incorporation, as applicable, and ATXI was in compliance with the provisions and covenants contained in its note purchase agreements. In order for the Ameren Companies to issue securities in the future, they will have to comply with all applicable requirements in effect at the time of any such issuances.
Off-Balance-Sheet Arrangements
At December 31, 2022, none of the Ameren Companies had any material off-balance-sheet financing arrangements, other than their investments in variable interest entities and the multiple forward sale agreements under the ATM program relating to common stock. See Note 1 – Summary of Significant Accounting Policies for further detail concerning variable interest entities.

NOTE 6 – OTHER INCOME, NET
The following table presents the components of “Other Income, Net” in the Ameren Companies’ statements of income for the years ended December 31, 2022, 2021, and 2020:

	2022	2021	2020
Ameren:
Other Income, Net
Allowance for equity funds used during construction	$43	$43	$32
Interest income on industrial development revenue bonds	24	25	25
Other interest income	11	2	4
Non-service cost components of net periodic benefit income(a)	184	136	116
Miscellaneous income	10	10	10
Earnings related to equity method investments	2	12	3
Donations	(26)	(9)	(25)	(b)
Miscellaneous expense	(22)	(17)	(14)
Total Other Income, Net	$226	$202	$151
Ameren Missouri:
Other Income, Net
Allowance for equity funds used during construction	$24	$26	$19
Interest income on industrial development revenue bonds	24	25	25
Other interest income	4	1	1
Non-service cost components of net periodic benefit income(a)	55	55	46
Miscellaneous income	4	3	4
Donations	(3)	(4)	(12)	(b)
Miscellaneous expense	(9)	(7)	(7)
Total Other Income, Net	$99	$99	$76
Ameren Illinois:
Other Income, Net
Allowance for equity funds used during construction	$18	$17	$13
Interest income	7	1	3
Non-service cost components of net periodic benefit income	84	55	48
Miscellaneous income	5	6	6
Donations	(8)	(5)	(5)
Miscellaneous expense	(10)	(8)	(6)
Total Other Income, Net	$96	$66	$59
(a)For the years ended December 31, 2022, 2021, and 2020, the non-service cost components of net periodic benefit income were adjusted by amounts deferred of $22 million, $(7) million, and $(4) million, respectively, due to a regulatory tracking mechanism for the difference between the level of such costs incurred by Ameren Missouri under GAAP and the level of such costs included in rates.
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
If we determine that a contract meets the definition of a derivative and is not eligible for the NPNS exception, we review the contract to determine whether the resulting gains or losses qualify for regulatory deferral. Derivative contracts that qualify for regulatory deferral are recorded at fair value, with changes in fair value recorded as regulatory assets or liabilities in the period in which the change occurs. We believe derivative losses and gains deferred as regulatory assets and liabilities are probable of recovery, or refund, through future rates charged to customers. Regulatory assets and liabilities are amortized to operating income as related losses and gains are reflected in rates charged to customers. Therefore, gains and losses on these derivatives have no effect on operating income. As of December 31, 2022 and 2021, all contracts that met the definition of a derivative and were not eligible for the NPNS exception received regulatory deferral. Cash flows for all derivative financial instruments are classified in cash flows from operating activities.
The following table presents open gross commodity contract volumes by commodity type for derivative assets and liabilities as of December 31, 2022 and 2021. As of December 31, 2022, these contracts extended through October 2024, March 2029, May 2032, and March 2024 for fuel oils, natural gas, power, and uranium, respectively.

	Quantity (in millions, except as indicated)
	2022			2021
Commodity	Ameren Missouri	Ameren Illinois	Ameren	Ameren Missouri	Ameren Illinois	Ameren
Fuel oils (in gallons)	18	—	18	30	—	30
Natural gas (in mmbtu)	48	157	205	35	144	179
Power (in MWhs)	1	6	7	6	6	12
Uranium (pounds in thousands)	514	—	514	586	—	586
The following table presents the carrying value and balance sheet location of all derivative commodity contracts, none of which were designated as hedging instruments, as of December 31, 2022 and 2021:

		2022			2021
Commodity	Balance Sheet Location	Ameren Missouri	Ameren Illinois	Ameren	Ameren Missouri	Ameren Illinois	Ameren
Fuel oils	Other current assets	$13	$—	$13	$8	$—	$8
	Other assets	3	—	3	5	—	5
Natural gas	Other current assets	7	23	30	7	28	35
	Other assets	9	11	20	5	13	18
Power	Other current assets	14	2	16	23	—	23
	Other assets	—	4	4	—	—	—
Uranium	Other current assets	2	—	2	—	—	—
	Other assets	1	—	1	1	—	1
	Total assets	$49	$40	$89	$49	$41	$90
Natural gas	Other current liabilities	7	20	27	2	6	8
	Other deferred credits and liabilities	2	9	11	1	2	3
Power	Other current liabilities	59	2	61	50	9	59
	Other deferred credits and liabilities	—	37	37	23	108	131
Uranium	Other current liabilities	—	—	—	1	—	1
	Total liabilities	$68	$68	$136	$77	$125	$202
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

The following table provides the recognized gross derivative balances and the net amounts of those derivatives subject to an enforceable master netting arrangement or similar agreement as of December 31, 2022 and 2021:

		Gross Amounts Not Offset in the Balance Sheet
Commodity Contracts Eligible to be Offset	Gross Amounts Recognized in the Balance Sheet	Derivative Instruments	Cash Collateral Received/Posted(a)	Net Amount
2022
Assets:
Ameren Missouri	$49	$9	$—	$40
Ameren Illinois	40	20	—	20
Ameren	$89	$29	$—	$60
Liabilities:
Ameren Missouri	$68	$9	$56	$3
Ameren Illinois	68	20	—	48
Ameren	$136	$29	$56	$51
2021
Assets:
Ameren Missouri	$49	$15	$—	$34
Ameren Illinois	41	4	—	37
Ameren	$90	$19	$—	$71
Liabilities:
Ameren Missouri	$77	$15	$47	$15
Ameren Illinois	125	4	—	121
Ameren	$202	$19	$47	$136
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
Credit Risk
In determining our concentrations of credit risk related to derivative instruments, we review our individual counterparties and categorize each counterparty into groupings according to the primary business in which each engages. As of December 31, 2022, if counterparty groups were to fail completely to perform on contracts, Ameren, Ameren Missouri, and Ameren Illinois’ maximum exposure related to derivative assets, predominantly from financial institutions, was $74 million, $36 million, and $38 million, respectively. The potential loss on counterparty exposures may be reduced or eliminated by the application of master netting arrangements or similar agreements and collateral held. As of December 31, 2022, the potential loss after consideration of the application of master netting arrangements or similar agreements and collateral held was immaterial for Ameren, Ameren Missouri, and Ameren Illinois.
Certain of our derivative instruments contain collateral provisions tied to the Ameren Companies’ credit ratings. If our credit ratings were downgraded below investment grade, or if a counterparty with reasonable grounds for uncertainty regarding our ability to satisfy an obligation requested adequate assurance of performance, additional collateral postings might be required. The additional collateral required is the net liability position allowed under the master netting arrangements or similar agreements, assuming (1) the credit risk-related contingent features underlying these arrangements were triggered and (2) those counterparties with rights to do so requested collateral. As of December 31, 2022, the aggregate fair value of derivative instruments with credit risk-related contingent features in a gross liability position, the cash collateral posted, and the aggregate amount of additional collateral that counterparties could require were each immaterial to Ameren, Ameren Missouri, and Ameren Illinois.
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
We consider nonperformance risk in our valuation of derivative instruments by analyzing our own credit standing and the credit standing of our counterparties, and by considering any credit enhancements (e.g., collateral). Included in our valuation, and based on current market conditions, is a valuation adjustment for counterparty default derived from market data such as the price of credit default swaps, bond yields, and credit ratings. No material gains or losses related to valuation adjustments for counterparty default risk were recorded at Ameren, Ameren Missouri, or Ameren Illinois in 2022, 2021, or 2020. At December 31, 2022 and 2021, the counterparty default risk valuation adjustment related to derivative contracts was immaterial for Ameren, Ameren Missouri, and Ameren Illinois.

The following table sets forth, by level within the fair value hierarchy, our assets and liabilities measured at fair value on a recurring basis as of December 31, 2022 and 2021:

	December 31, 2022					December 31, 2021
	Level 1	Level 2	Level 3	Total		Level 1	Level 2	Level 3	Total
Assets:
Ameren Missouri
Derivative assets – commodity contracts:
Fuel oils	$16	$—	$—	$16		$13	$—	$—	$13
Natural gas	1	15	—	16		—	12	—	12
Power	—	—	14	14		10	—	13	23
Uranium	—	—	3	3		—	—	1	1
Total derivative assets – commodity contracts	$17	$15	$17	$49		$23	$12	$14	$49
Nuclear decommissioning trust fund:
Equity securities:
U.S. large capitalization	$618	$—	$—	$618		$824	$—	$—	$824
Debt securities:
U.S. Treasury and agency securities	—	137	—	137		—	141	—	141
Corporate bonds	—	122	—	122		—	131	—	131
Other	—	70	—	70		—	56	—	56
Total nuclear decommissioning trust fund	$618	$329	$—	$947	(a)	$824	$328	$—	$1,152	(a)
Total Ameren Missouri	$635	$344	$17	$996		$847	$340	$14	$1,201
Ameren Illinois
Derivative assets – commodity contracts:
Natural gas	$1	$28	$5	$34		$1	$33	$7	$41
Power	—	—	6	6		—	—	—	—
Total Ameren Illinois	$1	$28	$11	$40		$1	$33	$7	$41
Ameren
Derivative assets – commodity contracts(b)	$18	$43	$28	$89		$24	$45	$21	$90
Nuclear decommissioning trust fund(c)	618	329	—	947	(a)	824	328	—	1,152	(a)
Total Ameren	$636	$372	$28	$1,036		$848	$373	$21	$1,242
Liabilities:
Ameren Missouri
Derivative liabilities – commodity contracts:
Natural gas	$—	$6	$3	$9		$—	$2	$1	$3
Power	57	—	2	59		45	—	28	73
Uranium	—	—	—	—		—	—	1	1
Total Ameren Missouri	$57	$6	$5	$68		$45	$2	$30	$77
Ameren Illinois
Derivative liabilities – commodity contracts:
Natural gas	$—	$19	$10	$29		$—	$5	$3	$8
Power	—	—	39	39		—	—	117	117
Total Ameren Illinois	$—	$19	$49	$68		$—	$5	$120	$125
Ameren
Derivative liabilities – commodity contracts(b)	$57	$25	$54	$136		$45	$7	$150	$202
(a)Balance excludes $11 million and $7 million of cash and cash equivalents, receivables, payables, and accrued income, net for December 31, 2022 and 2021, respectively.
(b)See the Ameren Missouri and Ameren Illinois sections of the table for a breakout of the fair value of Ameren’s derivative assets and liabilities by type of commodity.
(c)See the Ameren Missouri section of the table for a breakout of Ameren’s nuclear decommissioning trust fund by investment type.
See Note 10 – Retirement Benefits for tables that set forth, by level within the fair value hierarchy, Ameren’s pension and postretirement plan assets as of December 31, 2022 and 2021.

Level 3 fuel oils, natural gas and uranium derivative contract assets and liabilities measured at fair value on a recurring basis were immaterial for all periods presented. The following table presents the fair value reconciliation of Level 3 power derivative contract assets and liabilities measured at fair value on a recurring basis for the years ended December 31, 2022 and 2021:

	2022			2021
	Ameren Missouri	Ameren Illinois	Ameren	Ameren Missouri	Ameren Illinois	Ameren
Beginning balance at January 1	$(15)	$(117)	$(132)	$2	$(198)	$(196)
Realized and unrealized gains (losses) included in regulatory assets/liabilities	(45)	92	47	(1)	70	69
Settlements	72	(8)	64	(16)	11	(5)
Ending balance at December 31	$12	$(33)	$(21)	$(15)	$(117)	$(132)
Change in unrealized gains (losses) related to assets/liabilities held at December 31	$12	$75	$87	$(14)	$65	$51
All gains or losses related to our Level 3 derivative commodity contracts are expected to be recovered or returned through customer rates; therefore, there is no impact to either net income or other comprehensive income resulting from changes in the fair value of these instruments.
The following table describes the valuation techniques and significant unobservable inputs utilized for the fair value of our Level 3 power derivative contract assets and liabilities as of December 31, 2022 and 2021:

		Fair Value					Weighted Average(b)
	Commodity	Assets	Liabilities	Valuation Technique(s)	Unobservable Input(a)	Range
2022	Power(c)	$20	$(41)	Discounted cash flow	Average forward peak and off-peak pricing – forwards/swaps ($/MWh)	38 – 89	51
					Nodal basis ($/MWh)	(10) – (1)	(4)
					Trend rate (%)	0 – 1	0
2021	Power(d)	$13	$(145)	Discounted cash flow	Average forward peak and off-peak pricing – forwards/swaps ($/MWh)	32 – 55	40
					Nodal basis ($/MWh)	(14) – 0	(2)
					Trend rate (%)	(e)	0
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

The following table sets forth, by level within the fair value hierarchy, the carrying amount and fair value of financial assets and liabilities disclosed, but not carried, at fair value as of December 31, 2022 and 2021:

	Carrying Amount		Fair Value
			Level 1	Level 2	Level 3		Total
	December 31, 2022
Ameren:
Cash, cash equivalents, and restricted cash	$216		$216	$—	$—		$216
Investments in industrial development revenue bonds(a)	240		—	240	—		240
Short-term debt	1,070		—	1,070	—		1,070
Long-term debt (including current portion)(a)	14,025	(b)	—	11,989	464	(c)	12,453
Ameren Missouri:
Cash, cash equivalents, and restricted cash	$13		$13	$—	$—		$13
Investments in industrial development revenue bonds(a)	240		—	240	—		240
Short-term debt	329		—	329	—		329
Long-term debt (including current portion)(a)	6,086	(b)	—	5,365	—		5,365
Ameren Illinois:
Cash, cash equivalents, and restricted cash	$191		$191	$—	$—		$191
Short-term debt	264		—	264	—		264
Long-term debt (including current portion)	4,835	(b)	—	4,320	—		4,320
	December 31, 2021
Ameren:
Cash, cash equivalents, and restricted cash	$155		$155	$—	$—		$155
Investments in industrial development revenue bonds(a)	248		—	248	—		248
Short-term debt	545		—	545	—		545
Long-term debt (including current portion)(a)	13,067	(b)	—	13,930	591	(c)	14,521
Ameren Missouri:
Cash, cash equivalents, and restricted cash	$8		$8	$—	$—		$8
Investments in industrial development revenue bonds(a)	248		—	248	—		248
Short-term debt	165		—	165	—		165
Long-term debt (including current portion)(a)	5,619	(b)	—	6,321	—		6,321
Ameren Illinois:
Cash, cash equivalents, and restricted cash	$133		$133	$—	$—		$133
Short-term debt	103		—	103	—		103
Long-term debt (including current portion)	4,392	(b)	—	4,971	—		4,971
(a)Ameren and Ameren Missouri had investments in industrial development revenue bonds, classified as held-to-maturity and recorded in “Investments in industrial development revenue bonds,” and primarily in “Other assets,” as of December 31, 2022 and 2021, respectively, that were equal to the finance obligations for the Peno Creek and Audrain CT energy centers. As of December 31, 2022 and 2021, the carrying amount of the investments in industrial development revenue bonds and the finance obligations approximated fair value. The financing obligation for the Peno Creek CT Energy Center was settled in December 2022, while the financing obligation for the Audrain CT Energy Center was settled in January 2023. See Note 5 – Long-term Debt and Equity Financings for additional information on these agreements.
(b)Included unamortized debt issuance costs, which were excluded from the fair value measurement, of $99 million, $41 million, and $44 million for Ameren, Ameren Missouri, and Ameren Illinois, respectively, as of December 31, 2022. Included unamortized debt issuance costs, which were excluded from the fair value measurement, of $94 million, $38 million, and $39 million for Ameren, Ameren Missouri, and Ameren Illinois, respectively, as of December 31, 2021.
(c)The Level 3 fair value amount consists of ATXI’s senior unsecured notes.
NOTE 9 – CALLAWAY ENERGY CENTER
Maintenance Outage
During its return to full power after the completion of a refueling and maintenance outage in late December 2020, the Callaway Energy Center experienced a non-nuclear operating issue related to its generator. After replacement of certain key components of the generator, the energy center returned to service in early August 2021. The cost of generator repairs was approximately $60 million, which was largely capital expenditures. In April 2021, Ameren Missouri’s insurance claims were accepted by NEIL, which covered a significant portion of the capital expenditures and covered lost sales of up to $4.5 million weekly after March 17, 2021. Insurance recoveries related to lost sales were reflected in electric operating revenues and included in net energy costs under the FAC. Insurance recoveries related to the capital expenditures were reflected as a reduction to property, plant, and equipment. Ameren Missouri has received all insurance recoveries related to lost sales and the capital expenditures insurance claims.
Spent Nuclear Fuel
Under the Nuclear Waste Policy Act of 1982, as amended, the DOE is responsible for disposing of spent nuclear fuel from the Callaway

Energy Center and other commercial nuclear energy centers. As required by the act, Ameren Missouri and other utilities have entered into standard contracts with the DOE, which stated that the DOE would begin to dispose of spent nuclear fuel by 1998. However, the DOE failed to fulfill its disposal obligations, and Ameren Missouri and other nuclear energy center owners sued the DOE to recover costs incurred for ongoing storage of their spent fuel. Ameren Missouri’s lawsuit against the DOE resulted in a settlement agreement that provides for annual reimbursement of additional spent fuel storage and related costs. Ameren Missouri received immaterial reimbursements from the DOE in the years ended December 31, 2022, 2021, and 2020. Ameren Missouri will continue to apply for reimbursement from the DOE for allowable costs associated with the ongoing storage of spent fuel. The DOE’s delay in carrying out its obligation to dispose of spent nuclear fuel from the Callaway Energy Center is not expected to adversely affect the continued operations of the energy center.
Decommissioning
Electric rates charged to customers provide for the recovery of the Callaway Energy Center’s decommissioning costs, which include decontamination, dismantling, and site restoration costs, over the expected life of the nuclear energy center. Amounts collected from customers are deposited into the external nuclear decommissioning trust fund to provide for the Callaway Energy Center’s decommissioning. It is assumed that the Callaway Energy Center site will be decommissioned after its retirement through the immediate dismantlement method and removed from service. The Callaway Energy Center’s operating license expires in 2044. Ameren and Ameren Missouri have recorded an ARO for the Callaway Energy Center decommissioning costs at fair value. Annual decommissioning costs of $7 million are included in the costs used to establish electric rates for Ameren Missouri’s customers. Every three years, the MoPSC requires Ameren Missouri to file an updated cost study and funding analysis for decommissioning its Callaway Energy Center. An updated cost study and funding analysis was filed with the MoPSC in November 2020 and reflected within the ARO. In February 2021, the MoPSC approved no change in electric rates for decommissioning costs consistent with Ameren Missouri’s updated cost study and funding analysis.
Ameren and Ameren Missouri have classified the investments in debt and equity securities that are held in the nuclear decommissioning trust fund as available for sale, and have recorded all such investments at their fair market value at December 31, 2022 and 2021. Investments in the nuclear decommissioning trust fund have a target allocation of 60% to 70% in equity securities, with the balance invested in debt securities.
The fair value of the trust fund for Ameren Missouri’s Callaway Energy Center is reported as “Nuclear decommissioning trust fund” in Ameren’s and Ameren Missouri’s balance sheets. This amount is legally restricted and may be used only to fund the costs of nuclear decommissioning. Changes in the fair value of the trust fund are recorded as an increase or decrease to the nuclear decommissioning trust fund, with an offsetting adjustment to the regulatory liability related to AROs. This reporting is consistent with the method used to account for the decommissioning costs recovered in rates. See Note 2 – Rate and Regulatory Matters for the regulatory liability recorded at December 31, 2022. If the assumed return on trust assets is not earned, Ameren Missouri believes that it is probable that any additional funding requirements resulting from such earnings deficiency will be recovered in customer rates.
The following table presents proceeds from the sales and maturities of investments in Ameren Missouri’s nuclear decommissioning trust fund and the gross realized gains and losses resulting from those sales for the years ended December 31, 2022, 2021, and 2020:

	2022	2021	2020
Proceeds from sales and maturities	$216	$439	$183
Gross realized gains	40	32	10
Gross realized losses	10	6	3

The following table presents the cost and fair value of investments in debt and equity securities in Ameren’s and Ameren Missouri’s nuclear decommissioning trust fund at December 31, 2022 and 2021:

Security Type	Cost	Gross Unrealized Gain	Gross Unrealized Loss	Fair Value
2022
Debt securities	$374	$—	$45	$329
Equity securities	177	455	14	618
Cash and cash equivalents	8	—	—	8
Other(a)	3	—	—	3
Total	$562	$455	$59	$958
2021
Debt securities	$320	$10	$2	$328
Equity securities	188	640	4	824
Cash and cash equivalents	4	—	—	4
Other(a)	3	—	—	3
Total	$515	$650	$6	$1,159
(a)Represents net receivables and payables relating to pending securities sales, interest, and securities purchases.
The following table presents the costs and fair values of investments in debt securities in Ameren’s and Ameren Missouri’s nuclear decommissioning trust fund according to their contractual maturities at December 31, 2022:

	Cost	Fair Value
Less than 5 years	$154	$146
5 years to 10 years	92	80
Due after 10 years	128	103
Total	$374	$329
Insurance
The following table presents insurance coverage at Ameren Missouri’s Callaway Energy Center at January 1, 2023:

Type and Source of Coverage	Most Recent Renewal Date	Maximum Coverages		Maximum Assessments for Single Incidents
Public liability and nuclear worker liability:
American Nuclear Insurers	January 1, 2023	$450		$—
Pool participation	(a)	13,210	(a)	138	(b)
		$13,660	(c)	$138
Property damage:
NEIL and EMANI	April 1, 2022	$3,200	(d)	$26	(e)
Accidental outage:
NEIL	April 1, 2022	$490	(f)	$7	(e)
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
NOTE 10 – RETIREMENT BENEFITS
The primary objective of the Ameren pension and postretirement benefit plans is to provide eligible employees with pension and postretirement health care and life insurance benefits. Ameren has defined benefit pension plans covering substantially all of its employees and has a postretirement benefit plan covering non-union employees hired before October 2015 and union employees hired before January 2020. Ameren Missouri and Ameren Illinois each participate in Ameren’s single-employer pension and other postretirement plans. All non-union employees participate in a cash balance pension plan. Ameren Missouri union employees hired after June 2013, and Ameren Illinois union employees hired after mid-October 2012, participate in a cash balance pension plan. Ameren uses a measurement date of December 31 for its pension and postretirement benefit plans. Ameren’s qualified pension plan is the Ameren Retirement Plan. Ameren’s other postretirement plan is the Ameren Retiree Welfare Benefit Plan. Ameren also has an unfunded nonqualified pension plan, the Ameren Supplemental Retirement Plan, which is available to provide certain management employees and retirees with a supplemental benefit when their qualified pension plan benefits are capped in compliance with Internal Revenue Code limitations. Only Ameren subsidiaries participate in the plans listed above.
Ameren’s pension and other postretirement benefit plans were overfunded by $377 million and $717 million in the aggregate as of December 31, 2022 and 2021, respectively. These net assets are recorded in “Pension and other postretirement benefits,” “Other current liabilities,” and “Other deferred credits and liabilities” on Ameren’s consolidated balance sheet. The decrease in the overfunded pension and postretirement benefit plans during 2022 was primarily the result of losses on plan assets of the pension and postretirement trusts during 2022 offset by a 255 basis point increase in the pension and other postretirement benefit plan discount rates used to determine the present value of the obligation. The overfunded pension and other postretirement benefit plans also resulted in regulatory liabilities on Ameren’s, Ameren Missouri’s, and Ameren Illinois’ balance sheets.
The following table presents the net benefit liability/(asset) recorded on the balance sheets as of December 31, 2022 and 2021:

	2022	2021
Ameren(a)	$(377)	$(717)
Ameren Missouri(a)	(84)	(189)
Ameren Illinois(a)	(263)	(416)
(a)Liabilities associated with pension and other postretirement benefits are recorded in “Other current liabilities” and “Other deferred credits and liabilities” on Ameren’s, Ameren Missouri’s, and Ameren Illinois’ balance sheets.

Ameren recognizes the overfunded and underfunded status of its pension and postretirement plans as an asset or a liability on its consolidated balance sheet, with offsetting entries to accumulated OCI and regulatory assets or liabilities. The following table presents the funded status of Ameren’s pension and postretirement benefit plans as of December 31, 2022 and 2021. It also provides the amounts included in regulatory assets or liabilities and accumulated OCI at December 31, 2022 and 2021, that have not been recognized in net periodic benefit costs.

	2022			2021
	Pension Benefits		Postretirement Benefits	Pension Benefits		Postretirement Benefits
Accumulated benefit obligation at end of year	$3,911	$	(a)	$5,174	$	(a)
Change in benefit obligation:
Net benefit obligation at beginning of year	$5,457		$1,129	$5,510		$1,204
Service cost	128		20	134		23
Interest cost	163		34	152		33
Participant contributions	—		8	—		9
Actuarial gain	(1,425)		(289)	(82)		(80)
Benefits paid	(262)		(64)	(257)		(60)
Net benefit obligation at end of year	4,061		838	5,457		1,129
Change in plan assets:
Fair value of plan assets at beginning of year	5,745		1,558	5,510		1,453
Actual return on plan assets	(1,461)		(255)	432		154
Employer contributions	5		2	60		2
Participant contributions	—		8	—		9
Benefits paid	(262)		(64)	(257)		(60)
Fair value of plan assets at end of year	4,027		1,249	5,745		1,558
Funded status – deficiency (surplus)	34		(411)	(288)		(429)
Accrued benefit cost (asset) at December 31	$34		$(411)	$(288)		$(429)
Amounts recognized in the balance sheet consist of:
Noncurrent asset	$—		$(411)	$(327)		$(429)
Current liability(b)	3		—	2		—
Noncurrent liability(c)	31		—	37		—
Net liability (asset) recognized	$34		$(411)	$(288)		$(429)
Amounts recognized in regulatory assets or liabilities consist of:
Net actuarial gain	$(107)		$(268)	$(415)		$(343)
Prior service credit	—		(29)	—		(33)
Amounts recognized in accumulated OCI (pretax) consist of:
Net actuarial (gain) loss	15		(4)	(8)		1
Total	$(92)		$(301)	$(423)		$(375)
(a)Not applicable.
(b)Included in “Other current liabilities” on Ameren’s consolidated balance sheet.
(c)Included in “Other deferred credits and liabilities” on Ameren’s consolidated balance sheet.

The following table presents the assumptions used to determine our benefit obligations at December 31, 2022 and 2021:

	Pension Benefits			Postretirement Benefits
	2022		2021	2022		2021
Discount rate at measurement date	5.55%		3.00%	5.55%		3.00%
Increase in future compensation	3.50	(a)	3.50	3.50	(a)	3.50
Cash balance pension plan interest crediting rate	5.00	(b)	5.00	(c)		(c)
Medical cost trend rate (initial)(d)	(c)		(c)	(e)		5.00
Medical cost trend rate (ultimate)(d)	(c)		(c)	5.00		5.00
(a)Increase in future compensation is 4.50% for 2023, 4.00% in 2024, and 3.50% thereafter.
(b)Cash balance pension plan interest crediting rate is 5.50% for 2023 and 2024, and 5.00% thereafter.
(c)Not applicable.
(d)Initial and ultimate medical cost trend rate for certain Medicare-eligible participants was 2.50% at December 31, 2022 and 2021.
(e)Initial medical cost trend rates of 7.25% for pre-Medicare plan participants and 6.75% for post-Medicare plan participants trend down to the ultimate rate by 2030, with a 3.00% upward adjustment to the post-Medicare trend rate in 2025.
Ameren determines discount rate assumptions by identifying a theoretical settlement portfolio of high-quality corporate bonds sufficient to provide for a plan’s projected benefit payments. The settlement portfolio of bonds is selected from a pool of approximately 850 high-quality corporate bonds. A single discount rate is then determined; that rate results in a discounted value of the plan’s benefit payments that equates to the market value of the selected bonds. In 2022, Ameren elected to continue to use the Society of Actuaries mortality table and the Society of Actuaries 2020 Mortality Improvement Scale.
Funding
Pension benefits are based on the employees’ years of service, age, and compensation. Ameren’s pension plans are funded in compliance with income tax regulations, federal funding requirements, and other regulatory requirements. As a result, Ameren expects to fund its pension plans at a level equal to the greater of the pension cost or the legally required minimum contribution. Based on its assumptions at December 31, 2022, its investment performance in 2022, and its pension funding policy, Ameren does not expect to make material contributions in 2023 through 2025, and expects to make aggregate contributions of $170 million in 2026 and 2027. Ameren Missouri and Ameren Illinois estimate that their portion of the future funding requirements will be 40% and 50%, respectively. These estimated contributions may change based on actual investment performance, changes in interest rates, changes in our assumptions, changes in government regulations, and any voluntary contributions. Our funding policy for postretirement benefits is primarily to fund the Voluntary Employee Beneficiary Association (VEBA) trusts to match the annual postretirement expense.
The following table presents the cash contributions made to our defined benefit retirement plans and to our postretirement plan during 2022, 2021, and 2020:

	Pension Benefits			Postretirement Benefits
	2022	2021	2020	2022	2021	2020
Ameren Missouri	$1	$22	$17	$1	$1	$1
Ameren Illinois	3	28	27	1	1	1
Ameren Services	1	10	8	—	—	—
Ameren	$5	$60	$52	$2	$2	$2
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
The expected return on plan assets assumption is based on historical and projected rates of return for current and planned asset classes in the investment portfolio. Projected rates of return for each asset class were estimated after an analysis of historical experience, future expectations, and the volatility of the various asset classes. After considering the target asset allocation for each asset class, we reviewed the overall expected rate of return for the portfolio for historical and expected experience of active portfolio management results compared with benchmark returns and for the effect of expenses paid from plan assets. Ameren will use an expected return on plan assets for its pension and postretirement plan assets of 6.75% in 2023.

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
Effective January 2020, Ameren’s investment committee developed and implemented a liability hedging investment strategy for its qualified pension plans designed to reduce interest rate risk as part of an objective for its long-term investment strategy. The plan invests in derivative instruments mainly consisting of interest rate futures intended to extend the duration of the pension plan assets so that the assets are more closely aligned with the duration of the liabilities. In addition, part of Ameren’s investment strategy includes participation in a securities lending program, which allows it to lend eligible securities to third party borrowers. All loans are collateralized by at least 103% of the loaned asset’s market value and the collateral is invested in the form of cash, government obligations, and U.S. agency obligations. Ameren’s fair value of securities loaned was $239 million and $374 million as of December 31, 2022 and 2021, respectively. Cash and securities obtained as collateral exceeded the fair value of the securities loaned as of December 31, 2022 and 2021.
The following table presents our target allocations and our pension and postretirement plans’ asset categories as of December 31, 2022 and 2021:

Asset Category	Target Allocation 2022(a)	Percentage of Plan Assets at December 31,
		2022	2021
Pension Plan:
Cash and cash equivalents	0% – 5%	1%	3%
Equity securities:
U.S. large-capitalization	11% – 21%	15%	23%
U.S. small- and mid-capitalization	3% – 13%	8%	9%
International	9% – 19%	16%	15%
Global	7% – 17%	12%	11%
Total equity	45% – 55%	51%	58%
Debt securities	35% – 45%	35%	35%
Diversified credit	0% – 10%	7%	(b)
Real estate	0% – 10%	6%	4%
Private equity	0% – 5%	(b)	(b)
Total		100%	100%
Postretirement Plans:
Cash and cash equivalents	0% – 7%	2%	3%
Equity securities:
U.S. large-capitalization	23% – 33%	29%	30%
U.S. small- and mid-capitalization	3% – 13%	8%	9%
International	9% – 19%	13%	13%
Global	5% – 15%	10%	10%
Total equity	55% – 65%	60%	62%
Debt securities	33% – 43%	38%	35%
Total		100%	100%
(a)These target allocations reflect targets that were approved in 2022 to take effect in the subsequent year.
(b)Less than 1% of plan assets.
In general, the United States large-capitalization equity investments are passively managed or indexed, whereas the international, global, United States small-capitalization, and United States mid-capitalization equity investments are actively managed by investment managers. Debt securities include a broad range of fixed-income vehicles. Debt security investments in high-yield securities and non-United-States-dollar-denominated securities are owned by the plans, but in limited quantities to reduce risk. Most of the debt security investments are under active management by investment managers. Diversified credit investments include but are not limited to, sub-investment grade rated bonds and loans, securitized credit, and emerging market debt. Real estate investments include private real estate vehicles; however, Ameren does not, by policy, hold direct investments in real estate property. In addition to the derivative investments included in the liability hedging investment strategy described above, Ameren’s investment committee also allows investment managers to use derivatives, such as index futures, foreign exchange futures, and options, in certain situations to increase or to reduce market exposure in an efficient and timely manner.

Fair Value Measurements of Plan Assets
Investments in the pension and postretirement benefit plans were stated at fair value as of December 31, 2022. Fair value is defined as the price that would be received for an asset in the principal or most advantageous market for the asset in an orderly transaction between market participants on the measurement date. Cash and cash equivalents have initial maturities of three months or less and are recorded at cost plus accrued interest. Investments traded in active markets on national or international securities exchanges are valued at closing prices on the measurement date or, if that is not a business day, on the last business day before that date. Securities traded in over-the-counter markets are valued by quoted market prices, broker or dealer quotations, or alternative pricing sources with reasonable levels of price transparency. Investments measured under NAV as a practical expedient are based on the fair values of the underlying assets provided by the funds and their administrators. The fair value of real estate investments is based on NAV; it is determined by annual appraisal reports prepared by an independent real estate appraiser. Investments measured at NAV often provide for daily, monthly, or quarterly redemptions with 60 or less days of notice depending on the fund. For some funds, redemption may also require approval from the fund’s board of directors. Derivative contracts are valued at fair value, as determined by the investment managers (or independent third parties on behalf of the investment managers), who use proprietary models and take into consideration exchange quotations on underlying instruments, dealer quotations, and other market information.
The following table sets forth, by level within the fair value hierarchy discussed in Note 8 – Fair Value Measurements, the pension plans’ assets measured at fair value and NAV as of December 31, 2022 and 2021:

	December 31, 2022				December 31, 2021
	Level 1	Level 2	NAV	Total	Level 1	Level 2	NAV	Total
Cash and cash equivalents	$—	$—	$172	$172	$—	$—	$116	$116
Equity securities:
U.S. large-capitalization	—	—	658	658	—	—	1,381	1,381
U.S. small- and mid-capitalization	321	—	—	321	558	—	—	558
International	266	—	395	661	372	—	531	903
Global	—	—	493	493	—	—	621	621
Debt securities:
Corporate bonds	—	397	—	397	—	545	27	572
Municipal bonds	—	41	—	41	—	50	—	50
U.S. Treasury and agency securities	—	859	—	859	—	1,450	—	1,450
Diversified credit	—	—	281	281	—	—	—	—
Other	(3)	7	—	4	17	11	—	28
Real estate	—	—	271	271	—	—	228	228
Private equity	—	—	1	1	—	—	1	1
Total	$584	$1,304	$2,271	$4,159	$947	$2,056	$2,905	$5,908
Less: Medical benefit assets(a)				(172)				(234)
Plus: Net receivables(b)				40				71
Fair value of pension plans’ assets				$4,027				$5,745
(a)Medical benefit (health and welfare) component for accounts maintained in accordance with Section 401(h) of the Internal Revenue Code to fund a portion of the postretirement obligation.
(b)Receivables related to pending securities sales, offset by payables related to pending securities purchases.

The following table sets forth, by level within the fair value hierarchy discussed in Note 8 – Fair Value Measurements, the postretirement benefit plans’ assets measured at fair value and NAV as of December 31, 2022 and 2021:

	December 31, 2022				December 31, 2021
	Level 1	Level 2	NAV	Total	Level 1	Level 2	NAV	Total
Cash and cash equivalents	$14	$—	$—	$14	$24	$—	$—	$24
Equity securities:
U.S. large-capitalization	221	—	87	308	283	—	115	398
U.S. small- and mid-capitalization	92	—	—	92	113	—	—	113
International	43	—	98	141	60	—	117	177
Global	—	—	110	110	—	—	132	132
Debt securities:
Municipal bonds	—	123	—	123	—	133	—	133
Other	—	—	287	287	—	—	335	335
Total	$370	$123	$582	$1,075	$480	$133	$699	$1,312
Plus: Medical benefit assets(a)				172				234
Plus: Net receivables(b)				2				12
Fair value of postretirement benefit plans’ assets				$1,249				$1,558
(a)Medical benefit (health and welfare) component for accounts maintained in accordance with Section 401(h) of the Internal Revenue Code to fund a portion of the postretirement obligation. These 401(h) assets are included in the pension plan assets shown above.
(b)Receivables related to pending securities sales, offset by payables related to pending securities purchases.
Net Periodic Benefit Cost
The following table presents the components of the net periodic benefit cost (income) of Ameren’s pension and postretirement benefit plans during 2022, 2021, and 2020:

	Pension Benefits			Postretirement Benefits
	2022	2021	2020	2022	2021	2020
Service cost(a)	$128	$134	$110	$20	$23	$19
Non-service cost components:
Interest cost	163	152	174	34	33	39
Expected return on plan assets(b)	(320)	(297)	(291)	(85)	(80)	(80)
Amortization of(b):
Prior service credit	—	—	(1)	(4)	(4)	(4)
Actuarial (gain) loss	25	73	60	(19)	(6)	(9)
Total non-service cost components(c)	$(132)	$(72)	$(58)	$(74)	$(57)	$(54)
Net periodic benefit cost (income)(d)	$(4)	$62	$52	$(54)	$(34)	$(35)
(a)Service cost, net of capitalization, is reflected in “Operating Expenses - Other operations and maintenance” on Ameren’s statement of income.
(b)Prior service cost is amortized on a straight-line basis over the average future service of active participants benefiting under the plan amendment. Net actuarial gains or losses related to the net benefit obligation subject to amortization are amortized on a straight-line basis over 10 years. The difference between the actual and expected return on plan assets is amortized over 4 years.
(c)Non-service cost components are reflected in “Other Income, Net” on Ameren’s consolidated statement of income. See Note 6 – Other Income, Net for additional information.
(d)Does not include the impact of the tracker for the difference between the level of pension and postretirement benefit costs (income) incurred by Ameren Missouri under GAAP and the level of such costs included in rates.
The Ameren Companies are responsible for their share of the pension and postretirement benefit costs (income). The following table presents the pension and postretirement benefit costs (income) incurred for the years ended December 31, 2022, 2021, and 2020:

	Pension Costs			Postretirement Costs
	2022	2021	2020	2022	2021	2020
Ameren Missouri(a)	$(3)	$29	$22	$(14)	$(4)	$(5)
Ameren Illinois	3	34	32	(41)	(31)	(31)
Other	(4)	(1)	(2)	1	1	1
Ameren	$(4)	$62	$52	$(54)	$(34)	$(35)
(a)Does not include the impact of the tracker for the difference between the level of pension and postretirement benefit costs (income) incurred by Ameren Missouri under GAAP and the level of such costs included in customer rates.

The expected pension and postretirement benefit payments from qualified trust and company funds, which reflect expected future service, as of December 31, 2022, are as follows:

	Pension Benefits		Postretirement Benefits
	Paid from Qualified Trust Funds	Paid from Company Funds	Paid from Qualified Trust Funds	Paid from Company Funds
2023	$273	$3	$58	$2
2024	278	3	60	2
2025	282	3	60	2
2026	286	3	60	2
2027	290	3	60	2
2028 – 2032	1,473	13	294	11
The following table presents the assumptions used to determine net periodic benefit cost for our pension and postretirement benefit plans for the years ended December 31, 2022, 2021, and 2020:

	Pension Benefits			Postretirement Benefits
	2022	2021	2020	2022	2021	2020
Discount rate at measurement date	3.00%	2.75%	3.50%	3.00%	2.75%	3.50%
Expected return on plan assets	6.50	6.50	7.00	6.50	6.50	7.00
Increase in future compensation	3.50	3.50	3.50	3.50	3.50	3.50
Cash balance pension plan interest crediting rate	5.00	5.00	5.00	(a)	(a)	(a)
Medical cost trend rate (initial)(b)	(a)	(a)	(a)	5.00	5.00	5.00
Medical cost trend rate (ultimate)(b)	(a)	(a)	(a)	5.00	5.00	5.00
(a)Not applicable.
(b)Initial and ultimate medical cost trend rate for certain Medicare-eligible participants is 3.00%.
Other
Ameren sponsors a 401(k) plan for eligible employees. The Ameren 401(k) plan covered all eligible Ameren employees at December 31, 2022. The plan allows employees to contribute a portion of their compensation in accordance with specific guidelines. Ameren matches a percentage of the employee contributions up to certain limits. The following table presents the portion of the matching contribution to the Ameren 401(k) plan attributable to each of the Ameren Companies for the years ended December 31, 2022, 2021, and 2020:

	2022	2021	2020
Ameren Missouri	$23	$21	$20
Ameren Illinois	19	16	17
Other	1	1	1
Ameren	$43	$38	$38
NOTE 11 – STOCK-BASED COMPENSATION
Ameren’s long-term incentive plan available for eligible employees and directors, the 2014 Omnibus Incentive Compensation Plan (2014 Plan), was replaced prospectively by the 2022 Omnibus Incentive Compensation Plan (2022 Plan) effective May 12, 2022. The 2022 Plan provides for a maximum of 8.8 million common shares to be available for grant to eligible employees and directors, and retains many of the features of the 2014 Plan. At December 31, 2022, there were 8.6 million common shares remaining for grant. The 2022 Plan permits the grant of restricted stock, restricted stock units, stock options (incentive stock options and nonqualified stock options), stock appreciation rights, performance awards, cash-based awards and other stock-based awards. Ameren used newly issued shares to fulfill its stock-based compensation obligations for 2022, 2021, and 2020, and intends to use newly issued shares to fulfill its stock-based compensation obligations for 2023.

The following table summarizes Ameren’s outstanding performance share unit and restricted stock unit activity for the year ended December 31, 2022:

	Performance Share Units – Market Condition(a)		Performance Share Units – Performance Condition(b)		Restricted Stock Units
	Share Units	Weighted-average Fair Value per Share Unit	Shares	Weighted-average Fair Value per Share Unit	Stock Units	Weighted-average Fair Value per Stock Unit
Outstanding at January 1, 2022(c)	828,551	$78.53	85,096	$77.39	433,249	$73.98
Granted	245,475	92.75	39,771	87.83	146,955	88.27
Forfeitures	(49,629)	88.51	(8,134)	81.78	(24,386)	81.78
Dividend equivalent(d)	19,314	87.19	3,131	81.00	11,126	80.84
Vested and distributed	(299,438)	67.47	(127)	78.67	(130,132)	65.87
Outstanding at December 31, 2022(c)	744,273	$87.23	119,737	$80.65	436,812	$80.94
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
(c)Outstanding awards include awards that vest on a pro-rata basis due to attainment of retirement eligibility by certain employees, but have not yet been distributed. In these cases, the pro-rata basis awards have not yet been distributed as the entire performance period has not been completed. The number of shares issued for retirement-eligible employees will vary depending on actual performance over the three-year performance period.
(d)Dividend equivalents represent the right to receive shares measured by the dividend payable with respect to the corresponding number of outstanding share units. Dividend equivalents will accrue and be reinvested in additional share units throughout the performance period.
Performance Share Units – Market Condition
A market condition performance share unit vests and entitles an employee to receive shares of Ameren common stock (plus accumulated dividends) if, at the end of the three-year performance period, certain specified market conditions have been met and if the individual remains employed by Ameren through the required vesting period. The vesting period for share units awarded extends beyond the three-year performance period to the payout date, which is approximately 37 to 38 months after the grant date. In the event of a participant’s death or retirement at age 55 or older with five years or more of service, awards vest on a pro-rata basis over the three-year performance period. The exact number of shares issued pursuant to a share unit varies from 0% to 200% of the target award, depending on actual company performance relative to the specified market conditions.
The fair value of each share unit is based on Ameren’s closing common share price at December 31 of the year prior to the award year and a Monte Carlo simulation. The Monte Carlo simulation is used to estimate expected share payout based on Ameren’s TSR for a three-year performance period relative to the designated peer group beginning January 1st of the award year. The simulation can produce a greater fair value for the share unit than the applicable closing common share price because it includes the weighted payout scenarios in which an increase in the share price has occurred and/or in which the payout is above 100% due to Ameren’s projected TSR performance. The significant assumptions used to calculate fair value also include a three-year risk-free rate, Ameren’s common stock volatility, and volatility for the peer group. The following table presents the fair value of each share unit along with the significant assumptions used to calculate the fair value of each share unit for the years ended December 31, 2022, 2021, and 2020:

	2022	2021	2020
Fair value of share units awarded	$92.75	$87.11	$82.49
Three-year risk-free rate	1.80%	0.17%	1.62%
Ameren’s common stock volatility(a)	29%	28%	15%
Volatility range for the peer group(a)	26% – 35%	26% – 36%	14% – 28%
(a)Based on a historical period that is equal to the remaining term of the performance period as of the grant date.

Performance Share Units – Performance Condition
A performance condition share unit vests and entitles an employee to receive shares of Ameren common stock (plus accumulated dividends) if, at the end of the three-year performance period, Ameren has met the specified performance condition and if the individual remains employed by Ameren through the required vesting period. The vesting period for share units awarded extends beyond the three-year performance period to the payout date, which is approximately 37 to 38 months after the grant date. In the event of a participant’s death or retirement at age 55 or older with five years or more of service, awards vest on a pro-rata basis over the three-year performance period. The exact number of shares issued pursuant to a share unit varies from 0% to 200% of the target award, depending on actual performance conditions achieved. The specified performance condition in each award year is based on Ameren’s clean energy transition. The grant-date fair value for an individual outcome of a performance condition is determined by Ameren’s closing common share price on the grant date.
Restricted Stock Units
Restricted stock units vest and entitle an employee to receive shares of Ameren common stock (plus accumulated dividends) if the individual remains employed with Ameren through the payment date of the awards. Generally, in the event of a participant’s death or retirement at age 55 or older with five years or more of service, awards vest on a pro-rata basis. The payout date of the awards is approximately 37 to 38 months after the grant date. The fair value of each restricted stock unit is determined by Ameren’s closing common share price on the grant date.
Stock-Based Compensation Expense
The following table presents the stock-based compensation expense for the years ended December 31, 2022, 2021, and 2020:

	2022	2021	2020
Ameren Missouri	$4	$5	$5
Ameren Illinois	2	3	3
Other(a)	18	14	13
Ameren	24	22	21
Less: Income tax benefit	6	6	6
Stock-based compensation expense, net	$18	$16	$15
(a)Represents compensation expense for employees of Ameren Services. These amounts are not included in the Ameren Missouri and Ameren Illinois amounts above.
Ameren settled performance share units and restricted stock units of $47 million, $50 million, and $58 million for the years ended December 31, 2022, 2021, and 2020. There were no significant stock-based compensation costs capitalized during the years ended December 31, 2022, 2021, and 2020. As of December 31, 2022, total compensation cost of $38 million related to outstanding awards not yet recognized is expected to be recognized over a weighted-average period of 21 months.
For the years ended December 31, 2022, 2021, and 2020, excess tax benefits associated with the settlement of stock-based compensation awards reduced income tax expense by $5 million, $5 million, and $8 million, respectively.
NOTE 12 – INCOME TAXES
IRA
The IRA was enacted in August 2022, and includes various income tax provisions, among other things. The law extends federal production and investment tax credits for projects beginning construction through 2024 and allows for a 10% adder to the production and investment tax credits for siting projects at existing energy communities as defined in the law, which includes sites previously used for coal-fired generation. The law also creates new federal production and investment tax credits for projects placed in service after 2024. The federal production and investment tax credits will apply to renewable energy production and investments, along with certain nuclear energy production, and will be phased out beginning in 2033, at the earliest. The phase-out is triggered when greenhouse gas emissions from the electric generation industry are reduced by at least 75% from the annual 2022 emission rate or at the beginning of 2033, whichever is later. The law allows for transferability to an unrelated party for cash of certain tax credits generated after 2022. In addition, the new law imposes a 15% minimum tax on adjusted financial statement income, as defined in the law, assessed against corporations whose average annual adjusted financial statement income exceeds $1 billion for three consecutive preceding tax years, effective for tax years beginning after December 31, 2022. Once a corporation exceeds this three-year average annual adjusted financial statement income threshold, it will be subject to the minimum tax for all future tax years. Ameren is currently evaluating the IRA and guidance issued in connection with the IRA and does not expect to be subject to the minimum tax imposed by the IRA in 2023 and 2024. Implementation of the IRA provisions are subject to additional regulations, interpretations, amendments, or technical corrections that may be issued by the IRS or United States Department of Treasury.

The following table presents the principal reasons for the difference between the effective income tax rate and the federal statutory corporate income tax rate for the years ended December 31, 2022, 2021, and 2020:

	Ameren Missouri	Ameren Illinois	Ameren
2022
Federal statutory corporate income tax rate	21%	21%	21%
Increases (decreases) from:
Amortization of excess deferred income taxes(a)	(15)	(2)	(8)
Amortization of deferred investment tax credit	(1)	—	—
Production and other tax credits(b)	(10)	—	(4)
State tax	3	7	5
Effective income tax rate	(2)%	26%	14%
2021
Federal statutory corporate income tax rate	21%	21%	21%
Increases (decreases) from:
Amortization of excess deferred income taxes(a)	(15)	(3)	(8)
Amortization of deferred investment tax credit	(1)	—	—
Production and other tax credits(b)	(7)	—	(3)
State tax	3	7	5
Stock-based compensation	—	—	(1)
Effective income tax rate	1%	25%	14%
2020
Federal statutory corporate income tax rate	21%	21%	21%
Increases (decreases) from:
Amortization of excess deferred income taxes(a)	(16)	(3)	(9)
Amortization of deferred investment tax credit	(1)	(1)	(1)
State tax	3	7	5
Stock-based compensation	—	—	(1)
Effective income tax rate	7%	24%	15%
(a)Reflects the amortization of amounts resulting from the revaluation of deferred income taxes subject to regulatory ratemaking, which are being refunded to customers. Deferred income taxes are revalued when federal or state income tax rates change, and the offset to the revaluation of deferred income taxes subject to regulatory ratemaking is recorded to a regulatory asset or liability.
(b)Includes credits associated with the High Prairie Renewable and Atchison Renewable energy centers. Ameren Missouri placed the High Prairie Renewable Energy Center in service in December 2020. Additionally, Ameren Missouri placed in service the wind turbines at its Atchison Renewable Energy Center throughout the first half of 2021. The benefit of the credits associated with Missouri renewable energy standard compliance is refunded to customers through the RESRAM.

The following table presents the components of income tax expense (benefit) for the years ended December 31, 2022, 2021, and 2020:

	Ameren Missouri	Ameren Illinois	Other	Ameren
2022
Current taxes:
Federal	$(26)	$46	$(15)	$5
State	(5)	16	(10)	1
Deferred taxes:
Federal	93	82	19	194
State	18	48	14	80
Amortization of excess deferred income taxes	(86)	(13)	(1)	(100)
Amortization of deferred investment tax credits	(4)	—	—	(4)
Total income tax expense (benefit)	$(10)	$179	$7	$176
2021
Current taxes:
Federal	$—	$(15)	$22	$7
State	—	(7)	1	(6)
Deferred taxes:
Federal	65	120	(15)	170
State	23	59	4	86
Amortization of excess deferred income taxes	(81)	(14)	(1)	(96)
Amortization of deferred investment tax credits	(4)	—	—	(4)
Total income tax expense	$3	$143	$11	$157
2020
Current taxes:
Federal	$14	$12	$(24)	$2
State	3	(6)	8	5
Deferred taxes:
Federal	82	81	24	187
State	15	52	(10)	57
Amortization of excess deferred income taxes	(75)	(15)	(1)	(91)
Amortization of deferred investment tax credits	(5)	—	—	(5)
Total income tax expense (benefit)	$34	$124	$(3)	$155
The following table presents the accumulated deferred income tax assets and liabilities recorded as a result of temporary differences and accumulated deferred investment tax credits at December 31, 2022 and 2021:

	Ameren Missouri	Ameren Illinois	Other	Ameren
2022
Accumulated deferred income taxes, net liability (asset):
Plant-related	$2,297	$1,880	$239	$4,416
Regulatory assets and liabilities, net	(233)	(193)	(23)	(449)
Deferred employee benefit costs	(55)	28	(43)	(70)
Tax carryforwards	(122)	(34)	(72)	(228)
Other	70	18	22	110
Total net accumulated deferred income tax liabilities (assets)	1,957	1,699	123	3,779
Accumulated deferred investment tax credits	25	—	—	25
Accumulated deferred income taxes and investment tax credits	$1,982	$1,699	$123	$3,804
2021
Accumulated deferred income taxes, net liability (asset):
Plant-related	$2,188	$1,715	$226	$4,129
Regulatory assets and liabilities, net	(259)	(199)	(25)	(483)
Deferred employee benefit costs	(52)	17	(53)	(88)
Tax carryforwards	(68)	(46)	(84)	(198)
Other	13	71	25	109
Total net accumulated deferred income tax liabilities (assets)	1,822	1,558	89	3,469
Accumulated deferred investment tax credits	30	—	—	30
Accumulated deferred income taxes and investment tax credits	$1,852	$1,558	$89	$3,499

The following table presents the components of accumulated deferred income tax assets relating to net operating loss carryforwards and tax credit carryforwards at December 31, 2022 and 2021:

	Ameren Missouri	Ameren Illinois	Other	Ameren
2022
Net operating loss carryforwards:
Federal(a)	$3	$4	$4	$11
State(b)	1	26	9	36
Total net operating loss carryforwards	$4	$30	$13	$47
Tax credit carryforwards:
Federal(c)	$118	$3	$55	$176
State(d)	—	1	4	5
Total tax credit carryforwards	$118	$4	$59	$181
2021
Net operating loss carryforwards:
Federal	$2	$17	$15	$34
State	1	25	5	31
Total net operating loss carryforwards	$3	$42	$20	$65
Tax credit carryforwards:
Federal	$65	$3	$58	$126
State	—	1	6	7
Total tax credit carryforwards	$65	$4	$64	$133
(a)Will not expire.
(b)Will expire between 2032 and 2041.
(c)Will expire between 2030 and 2042.
(d)Will expire between 2023 and 2027.
Uncertain Tax Positions
As of December 31, 2022 and 2021, the Ameren Companies did not record any uncertain tax positions.
Ameren is a part of the IRS’s compliance assurance process program, which involves real-time review of compliance with federal income tax law. State income tax returns are generally subject to examination for a period of three years after filing. The state impact of any federal changes remains subject to examination by various states for up to one year after formal notification to the states. Ameren’s federal tax returns for the 2019, 2020, 2021, and 2022 tax years are open, but, at the time of this filing, the Ameren Companies do not have material income tax issues under examination, administrative appeals, or litigation.
Ameren Missouri has an uncertain tax position tracker. Under Ameren Missouri’s regulatory framework, uncertain tax positions do not reduce Ameren Missouri’s electric rate base. When an uncertain income tax position liability is resolved, the MoPSC requires, through the uncertain tax position tracker, the creation of a regulatory asset or regulatory liability to reflect the time value, with a return at the applicable WACC included in each of the electric rate orders in effect before the tax position was resolved, of the difference between the uncertain tax position liability that was excluded from rate base and the final tax liability. The resulting regulatory asset or liability will affect earnings in the year it is created. It will then be amortized over three years, beginning on the effective date of new rates established in the next electric service regulatory rate review.
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

Capacity Supply Agreements
In procurement events in 2021, Ameren Missouri contracted to supply a portion of Ameren Illinois’ capacity requirements for $2 million from June 2022 through May 2023.
Energy Product Agreements
Based on the outcome of IPA-administered procurement events, Ameren Missouri and Ameren Illinois have entered into energy product agreements by which Ameren Missouri agreed to sell, and Ameren Illinois agreed to purchase, a set amount of MWhs at a predetermined price over a specified period of time. The following table presents the specified performance period, average price per MWh, and amount of MWhs included in the agreements:

IPA Procurement Event	Performance Period	MWhs	Average Price per MWh
April 2019	January 2020 – December 2021	288,000	$35
September 2019	April 2020 – November 2021	170,800	29
September 2020	September 2021 – November 2022	204,800	31
April 2021	July 2022 – November 2022	33,600	34
September 2021	January 2022 – September 2023	136,000	37
Collateral Postings
Under the terms of the Illinois energy product agreements entered into through RFP processes administered by the IPA, suppliers must post collateral under certain market conditions to protect Ameren Illinois in the event of nonperformance. The collateral postings are unilateral, which means that only the suppliers can be required to post collateral. Therefore, Ameren Missouri, as a winning supplier in the RFP process, may be required to post collateral. As of December 31, 2022 and 2021, there were no collateral postings required of Ameren Missouri related to the Illinois energy product agreements.
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
Ameren Missouri and Ameren Illinois had long-term receivables included in “Other assets” from Ameren Services of $41 million and $43 million, respectively, as of December 31, 2022, and $77 million and $80 million, respectively, as of December 31, 2021, related to Ameren Services’ allocated portion of Ameren’s pension and postretirement benefit plans.
Transmission Services
Ameren Missouri and Ameren Illinois each receives transmission services from ATXI for their respective retail loads.

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
Tax Allocation Agreement
See Note 1 – Summary of Significant Accounting Policies for a discussion of the tax allocation agreement. The following table presents the affiliate balances related to income taxes for Ameren Missouri and Ameren Illinois as of December 31, 2022 and 2021:

	2022		2021
	Ameren Missouri	Ameren Illinois	Ameren Missouri	Ameren Illinois
Income taxes payable to parent(a)	$—	$50	$—	$8
Income taxes receivable from parent(b)	39	—	27	18
(a)Included in “Accounts payable – affiliates” on the balance sheet.
(b)Included in “Accounts receivable – affiliates” on the balance sheet.
Capital Contributions
The following table presents cash capital contributions received from Ameren (parent) by Ameren Missouri and Ameren Illinois for the years ended December 31, 2022, 2021, and 2020:

	2022	2021	2020
Ameren Missouri(a)	$—	$207	$491
Ameren Illinois(a)	15	262	464
(a)Includes capital contributions made as a result of the tax allocation agreement.

Effects of Related-party Transactions on the Statement of Income
The following table presents the impact on Ameren Missouri and Ameren Illinois of related-party transactions for the years ended December 31, 2022, 2021, and 2020. It is based primarily on the agreements discussed above and the money pool arrangements discussed in Note 4 – Short-term Debt and Liquidity.

Agreement	Income Statement Line Item			Ameren Missouri		Ameren Illinois
Ameren Missouri power supply agreements	Operating Revenues	2022		$9	$	(a)
with Ameren Illinois		2021		16		(a)
		2020		11		(a)
Ameren Missouri and Ameren Illinois	Operating Revenues	2022		25		(b)
rent and facility services		2021		26		1
		2020		26		1
Ameren Missouri and Ameren Illinois	Operating Revenues	2022		(b)		2
miscellaneous support services		2021		(b)		5
		2020		3		1
Total Operating Revenues		2022		$34		$2
		2021		42		6
		2020		40		2
Ameren Illinois power supply	Purchased Power	2022	$	(a)		$9
agreements with Ameren Missouri		2021		(a)		16
		2020		(a)		11
Ameren Missouri and Ameren Illinois	Purchased Power	2022		1		(b)
transmission services from ATXI		2021		4		1
		2020		(a)		2
Total Purchased Power		2022		$1		$9
		2021		4		17
		2020		(a)		13
Ameren Missouri and Ameren Illinois	Other Operations and	2022	$	(b)		$3
rent and facility services	Maintenance	2021		1		4
		2020		(b)		4
Ameren Services support services	Other Operations and	2022		150		141
agreement	Maintenance	2021		147		137
		2020		140		133
Total Other Operations and		2022		$150		$144
Maintenance Expenses		2021		148		141
		2020		140		137
Money pool borrowings (advances)	(Interest Charges)	2022	$	(b)	$	(b)
	Other Income, Net	2021		(b)		(b)
		2020		(b)		(b)
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
Environmental Matters
Our electric generation, transmission, and distribution and natural gas distribution and storage operations must comply with a variety of statutes and regulations relating to the protection of the environment and human health and safety including permitting programs implemented by federal, state, and local authorities. Such environmental laws address air emissions; discharges to water bodies; the storage, handling and disposal of hazardous substances and waste materials; siting and land use requirements; and potential ecological impacts.

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
Additionally, Ameren Missouri’s wind generation facilities may be subject to operating restrictions to limit the impact on protected species. From April through October, in both 2021 and 2022, Ameren Missouri's High Prairie Renewable Energy Center curtailed nighttime operations to limit impacts on protected species. Ameren Missouri resumed nighttime operations in November 2022 as the critical biological season had ended. Seasonal nighttime curtailment will begin again by April 2023, but the extent and duration of the curtailment is unknown at this time as assessment of mitigation technologies is ongoing. In the 2022 electric service regulatory rate review, the MoPSC staff and the MoOPC have recommended reductions to the revenue requirement associated with the curtailment of the High Prairie Renewable Energy Center. See Note 2 – Rate and Regulatory Matters for additional information.
Ameren and Ameren Missouri estimate that they will need to make capital expenditures of $90 million to $120 million from 2023 through 2027 in order to comply with existing environmental regulations. Additional environmental controls beyond 2027 could be required. This estimate of capital expenditures includes ash pond closure and corrective action measures required by the CCR Rule and potential modifications to cooling water intake structures at existing power plants under Clean Water Act rules, all of which are discussed below. In addition to planned retirements of coal-fired energy centers as set forth in the 2022 Change to the 2020 IRP filed with the MoPSC in June 2022 and as noted in the NSR and Clean Air Act litigation and Illinois emissions standards discussed below, Ameren Missouri’s current plan for compliance with existing air emission regulations includes burning low-sulfur coal and installing new or optimizing existing air pollution control equipment. The actual amount of capital expenditures required to comply with existing environmental regulations may vary substantially from the above estimates because of uncertainty as to future permitting requirements by state regulators and the EPA, revisions to regulatory obligations, and varying cost of potential compliance strategies, among other things.
The following sections describe the more significant environmental laws and rules and environmental enforcement and remediation matters that affect or could affect our operations. The EPA has initiated an administrative review of several regulations and proposed amendments to regulations and guidelines, including to the CSAPR, which could ultimately result in the revision of all or part of such rules.
Clean Air Act
Federal and state laws, including CSAPR, regulate emissions of SO2 and NOx through the reduction of emissions at their source and the use and retirement of emission allowances. CSAPR is implemented through a series of phases, and the second phase became effective in 2017. In April 2022, the EPA proposed plans for additional emission reductions from power plants in Missouri, Illinois, and other states through revisions to the CSAPR; and additional emission reduction requirements may apply in subsequent years. In January 2023, the EPA issued its final disapproval of Missouri’s state implementation plan for addressing the transport of ozone and is expected by May 2023 to finalize a federal implementation plan reducing the amount of NOx allowances available for state budgets and imposing NOx emission limits on electric generating units. Ameren Missouri complies with current CSAPR requirements by minimizing emissions through the use of low-sulfur coal, operation of two scrubbers at its Sioux Energy Center, and optimization of other existing air pollution control equipment, including those designed to reduce NOx emissions. Ameren Missouri could incur additional costs to lower its emissions at one or more of its energy centers to comply with these additional CSAPR requirements. These additional costs for compliance are expected to be recovered from customers through the FAC or higher base rates.
CO2 Emissions Standards
In June 2022, the United States Supreme Court issued its decision in West Virginia v. EPA, clarifying that there are limits on how the EPA may regulate greenhouse gases absent further direction from the United States Congress. The court concluded that emission caps designed to shift generation from fossil-fuel-fired power plants to renewable energy facilities would require specific congressional authorization and that such authorization had not been given under the Clean Air Act. The decision by the United States Supreme Court may affect the EPA’s development of any new regulations to address CO2 emissions from coal- and natural gas-fired power plants; however, at this time, Ameren Missouri cannot predict the impact of any such regulations or the decision by the United States Supreme Court on the results of operations, financial position, and liquidity of Ameren or Ameren Missouri.
NSR and Clean Air Act Litigation
In January 2011, the United States Department of Justice, on behalf of the EPA, filed a complaint against Ameren Missouri in the United States District Court for the Eastern District of Missouri alleging that projects performed in 2007 and 2010 at the coal-fired Rush Island Energy Center violated provisions of the Clean Air Act and Missouri law. In January 2017, the district court issued a liability ruling against Ameren Missouri and, in September 2019, entered a remedy order that required Ameren Missouri to install a flue gas desulfurization system at the Rush Island Energy Center and a dry sorbent injection system at the Labadie Energy Center. Following an appeal from Ameren Missouri in August 2021, the United States Court of Appeals for the Eighth Circuit affirmed the liability ruling and the district court’s remedy order as it related to the installation of a flue gas desulfurization system at the Rush Island Energy Center, but reversed the order as it related to the installation of a dry sorbent injection system at the Labadie Energy Center. In November 2021, the court of appeals issued an order denying requests for re-consideration sought by both Ameren Missouri and the United States Department of Justice.
Based on its assessment of available legal, operational and regulatory alternatives, Ameren Missouri filed a motion in December 2021 with the district court to modify the remedy order to allow the retirement of the Rush Island Energy Center in advance of its previously expected useful life in lieu of installing a flue gas desulfurization system. The March 31, 2024 compliance date contained in the district court’s September 2019 remedy order remains in effect unless extended by the district court. In July 2022, in response to an Ameren Missouri request for a final, binding reliability assessment, the MISO designated the Rush Island Energy Center as a system support resource and concluded that certain mitigation measures, including transmission upgrades, should occur before the energy center is retired. The transmission upgrade projects have been approved by the MISO, and design and procurement activities necessary to complete the upgrades are underway. Ameren Missouri expects to complete the upgrades by mid-2025. In October 2022, the FERC approved a system support resource agreement, which became effective retroactively as of September 1, 2022. The agreement details the manner of continued operation for a system support resource that results in operating during peak demand times and emergencies. The system support resource designation and the related agreement are subject to annual renewal and revision. In September 2022, the Rush Island Energy Center began operating consistent with the system support resource agreement. In addition, in October 2022, the FERC established hearing and settlement procedures in response to an August 2022 request from Ameren Missouri for recovery of non-energy costs under the related MISO tariff. The FERC is under no deadline to issue an order related to this proceeding. Revenues and costs under the MISO tariff are expected to be included in the FAC. The district court has the authority to determine the retirement date and operating parameters for the Rush Island Energy Center and is not bound by the MISO determination of the Rush Island Energy Center as a system support resource or the FERC’s approval. The district court is under no deadline to issue a ruling modifying the remedy order. Related to this matter, in February 2022, the MoPSC issued an order directing the MoPSC staff to review the planned accelerated retirement of the Rush Island Energy Center. See Note 2 – Rate and Regulatory Matters for additional information.
In connection with the planned accelerated retirement of the Rush Island Energy Center, Ameren Missouri expects to seek approval from the MoPSC to finance the costs associated with the retirement, including the remaining unrecovered net plant balance associated with the facility, through the issuance of securitized utility tariff bonds pursuant to Missouri’s securitization statute. As such, Ameren Missouri did not request a change in the depreciation rates related to the Rush Island Energy Center in the electric regulatory rate review filed in August 2022. See Note 2 – Rate and Regulatory Matters for additional information on the August 2022 electric regulatory rate review. As of December 31, 2022 and 2021, the Rush Island Energy Center had a net plant balance of approximately $0.6 billion included in plant to be abandoned, net, within “Property, Plant, and Equipment, Net” and a rate base of approximately $0.4 billion. See Note 1 – Summary of Significant Accounting Policies for additional information regarding plant to be abandoned, net. In addition, Ameren Missouri filed a 2022 Change to the 2020 IRP with the MoPSC in June 2022 to reflect, among other things, the planned acceleration of the retirement of the Rush Island Energy Center from 2039, the retirement year for the facility as reflected in the 2020 IRP and reflected in depreciation rates approved by the December 2021 MoPSC electric rate order.
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
In 2015, the EPA issued a rule to revise the effluent limitation guidelines applicable to steam electric generating units. These guidelines established national standards for water discharges, prohibit effluent discharges of certain waste streams, and impose more stringent limitations on certain water discharges from power plants by 2025. Pursuant to the guidelines, Ameren Missouri installed dry ash handling systems and in 2020 completed construction of wastewater treatment facilities at three of its four coal-fired energy centers. The fourth energy center, the Meramec Energy Center, was retired in 2022 and, as a result, does not require new wastewater and dry ash handling systems.
CCR Management
The EPA’s CCR Rule establishes requirements for the management and disposal of CCR from coal-fired power plants and has resulted in the closure of surface impoundments at Ameren Missouri’s energy centers. Ameren Missouri completed the closure of all surface impoundments at its Labadie and Rush Island energy centers in 2021, and has closed several surface impoundments at its Sioux and Meramec energy centers. Ameren Missouri plans to complete the closures of the remaining surface impoundments as required by the CCR Rule in 2024. Ameren Missouri does not expect that this matter will have a material adverse effect on its results of operations, financial position, or liquidity.
Ameren and Ameren Missouri have AROs of $49 million recorded on their respective balance sheets as of December 31, 2022, associated with CCR storage facilities. Ameren Missouri estimates it will need to make capital expenditures of $30 million to $50 million from 2023 through 2024 to implement its CCR management compliance plan, which includes installation of groundwater monitoring equipment and groundwater treatment facilities.
Remediation
The Ameren Companies are involved in a number of remediation actions to clean up sites impacted by the use or disposal of materials containing hazardous substances. Federal and state laws can require responsible parties to fund remediation regardless of their degree of fault, the legality of original disposal, or the ownership of a disposal site.
As of December 31, 2022, Ameren Illinois has remediated the majority of the 44 former MGP sites in Illinois and could substantially conclude remediation efforts at the remaining sites by 2023. The ICC allows Ameren Illinois to recover such remediation and related litigation costs from its electric and natural gas utility customers through environmental cost riders that are subject to annual prudence reviews by the ICC. As of December 31, 2022, Ameren Illinois estimated the remaining obligation related to these former MGP sites at $63 million to $145 million. Ameren and Ameren Illinois recorded a liability of $63 million to represent the estimated minimum obligation for these sites, as no other amount within the range was a better estimate. About half of the remaining liability recorded relates to remediation activities that are expected to be completed after 2023.
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
Illinois Emission Standards
The IETL established emission standards that became effective in September 2021. Ameren Missouri's natural gas-fired energy centers in Illinois will be subject to limits on emissions, including CO2 and NOx, equal to their unit-specific average annual emissions from 2018 through 2020, for any rolling twelve-month period beginning October 1, 2021, through 2029. Further reductions to emissions limits will become effective between 2030 and 2040, resulting in the closure of the Venice Energy Center by 2029. The reductions could also limit the operations of Ameren Missouri's four natural gas-fired energy centers located in the state of Illinois, and will result in their closure by 2040. These energy centers are utilized to support peak loads. Subject to conditions in the IETL, these energy centers may be allowed to exceed the emissions limits in order to maintain reliability of electric utility service. Ameren Missouri filed a 2022 Change to the 2020 IRP with the MoPSC in June 2022 to reflect, among other things, the updated scheduled retirement dates of the natural gas-fired energy centers located in the state of Illinois.

NOTE 15 – SUPPLEMENTAL INFORMATION
Cash, Cash Equivalents, and Restricted Cash
The following table provides a reconciliation of cash, cash equivalents, and restricted cash reported within the balance sheets and the statements of cash flows as of December 31, 2022 and 2021:

	December 31, 2022			December 31, 2021
	Ameren	Ameren Missouri	Ameren Illinois	Ameren	Ameren Missouri	Ameren Illinois
Cash and cash equivalents	$10	$—	$—	$8	$—	$—
Restricted cash included in “Other current assets”	13	5	6	16	4	6
Restricted cash included in “Other assets”	185	—	185	127	—	127
Restricted cash included in “Nuclear decommissioning trust fund”	8	8	—	4	4	—
Total cash, cash equivalents, and restricted cash	$216	$13	$191	$155	$8	$133
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
Accounts Receivable
“Accounts receivable – trade” on Ameren’s and Ameren Illinois’ balance sheets include certain receivables purchased at a discount from alternative retail electric suppliers that elect to participate in the utility consolidated billing program. At December 31, 2022 and 2021, “Other current liabilities” on Ameren’s and Ameren Illinois’ balance sheets included payables for purchased receivables of $31 million and $27 million, respectively.
The following table provides a reconciliation of the beginning and ending amount of the allowance for doubtful accounts for the years ended December 31, 2022 and 2021:

	December 31, 2022			December 31, 2021
	Ameren Missouri	Ameren Illinois(a)	Ameren	Ameren Missouri	Ameren Illinois(a)		Ameren
Beginning balance at January 1	$13	$16	$29	$16	$34		$50
Bad debt expense	9	29	38	5	4	(b)	9
Net write-offs	(9)	(27)	(36)	(8)	(22)		(30)
Ending balance at December 31	$13	$18	$31	$13	$16		$29
(a)Ameren Illinois has rate-adjustment mechanisms that allow it to recover the difference between its actual net bad debt write-offs under GAAP, including those associated with receivables purchased from alternative retail electric suppliers, and the amount of net bad debt write-offs included in its base rates.
(b)In 2021, Ameren Illinois’ bad debt expense was reduced as a result of state funding received for customer bill assistance.
As of December 31, 2022, accounts receivable balances that were 30 days or greater past due or that were a part of a deferred payment arrangement represented 17%, 14%, and 20%, or $107 million, $35 million, and $71 million, of Ameren’s, Ameren Missouri’s, and Ameren Illinois’ customer trade receivables before allowance for doubtful accounts, respectively. In comparison, as of December 31, 2021, these percentages were 20%, 17%, and 24%, or $94 million, $34 million, and $60 million, for Ameren, Ameren Missouri, and Ameren Illinois, respectively.
Inventories
The following table presents the components of inventories for each of the Ameren Companies at December 31, 2022 and 2021:

	December 31, 2022			December 31, 2021
	Ameren Missouri	Ameren Illinois	Ameren	Ameren Missouri	Ameren Illinois	Ameren
Fuel(a)	$79	$—	$79	$118	$—	$118
Natural gas stored underground	10	120	130	9	90	99
Materials, supplies, and other	345	113	458	292	83	375
Total inventories	$434	$233	$667	$419	$173	$592
(a)Consists of coal, oil, and propane.

Asset Retirement Obligations
The following table provides a reconciliation of the beginning and ending carrying amount of AROs for the years ended December 31, 2022 and 2021:

	December 31, 2022						December 31, 2021
	Ameren Missouri		Ameren Illinois		Ameren		Ameren Missouri		Ameren Illinois		Ameren
Beginning balance at January 1	$760	(a)	$4	(b)	$764	(a)	$751		$5		$756
Liabilities incurred	1		—		1		18	(c)	—		18	(c)
Liabilities settled	(4)		—		(4)		(36)		(1)		(37)
Accretion(d)	32		—		32		31		—		31
Change in estimates	(7)		—		(7)		(4)		—		(4)
Ending balance at December 31	$782	(a)(e)	$4	(b)	$786	(a)(e)	$760	(a)	$4	(b)	$764	(a)
(a)Balance included $23 million and $7 million in “Other current liabilities” on the balance sheet as of December 31, 2022 and 2021, respectively.
(b)Included in “Other deferred credits and liabilities” on the balance sheet.
(c)Ameren Missouri recorded an ARO related to the decommissioning of the Atchison Renewable Energy Center in 2021.
(d)Accretion expense attributable to Ameren Missouri was recorded as a decrease to regulatory liabilities.
(e)The balance as of December 31, 2022, included an ARO related to the decommissioning of the Callaway Enter Center of $601 million.
Noncontrolling Interests
As of December 31, 2022 and 2021, Ameren’s noncontrolling interests included the preferred stock of Ameren Missouri and Ameren Illinois.
Deferred Compensation
As of December 31, 2022, and 2021, the present value of benefits to be paid for deferred compensation obligations was $87 million and $91 million, respectively, which was primarily reflected in “Other deferred credits and liabilities” on Ameren’s consolidated balance sheet.
Excise Taxes
Ameren Missouri and Ameren Illinois collect from their customers excise taxes, including municipal and state excise taxes and gross receipts taxes, that are levied on the sale or distribution of natural gas and electricity. The following table presents the excise taxes recorded on a gross basis in “Operating Revenues – Electric,” “Operating Revenues – Natural gas” and “Operating Expenses – Taxes other than income taxes” on the statements of income for the years ended December 31, 2022, 2021, and 2020:

	2022	2021	2020
Ameren Missouri	$162	$150	$139
Ameren Illinois	133	125	115
Ameren	$295	$275	$254

Allowance for Funds Used During Construction
The following table presents the average rate that was applied to eligible construction work in progress and the amounts of allowance for funds used during construction capitalized in 2022, 2021, and 2020:

	2022	2021	2020
Average rate:
Ameren Missouri	5%	6%	5%
Ameren Illinois	5%	5%	5%
Ameren:
Allowance for equity funds used during construction	$43	$43	$32
Allowance for borrowed funds used during construction	26	17	16
Total Ameren	$69	$60	$48
Ameren Missouri:
Allowance for equity funds used during construction	$24	$26	$19
Allowance for borrowed funds used during construction	13	10	10
Total Ameren Missouri	$37	$36	$29
Ameren Illinois:
Allowance for equity funds used during construction	$18	$17	$13
Allowance for borrowed funds used during construction	12	7	6
Total Ameren Illinois	$30	$24	$19
Earnings per Share
Earnings per basic and diluted share are computed by dividing “Net Income Attributable to Ameren Common Shareholders” by the weighted-average number of basic and diluted common shares outstanding, respectively, during the applicable period. The weighted-average shares outstanding for earnings per diluted share includes the incremental effects resulting from performance share units, restricted stock units, and forward sale agreements relating to common stock when the impact would be dilutive, as calculated using the treasury stock method. For information regarding performance share units and restricted stock units, see Note 11 – Stock-based Compensation. For information regarding forward sale agreements, see Note 5 – Long-term Debt and Equity Financings.
The following table reconciles the weighted-average number of common shares outstanding to the diluted weighted-average number of common shares outstanding for the years ended December 31, 2022, 2021, and 2020:

	2022	2021	2020
Weighted-average Common Shares Outstanding – Basic	258.4	256.3	247.0
Assumed settlement of performance share units and restricted stock units	1.0	1.3	1.2
Dilutive effect of forward sale agreements	0.1	—	0.5
Weighted-average Common Shares Outstanding – Diluted(a)	259.5	257.6	248.7
(a)There was an immaterial number of anti-dilutive securities excluded from the earnings per diluted share calculations for the years ended December 31, 2022 and 2021. There were no potentially dilutive securities excluded from the earnings per diluted share calculations for the year ended December 31, 2020.

Supplemental Cash Flow Information
Capital expenditures at Ameren and Ameren Missouri included wind generation expenditures of $525 million and $564 million for the years ended December 31, 2021 and 2020, respectively.
The following table provides noncash financing and investing activity excluded from the statements of cash flows for the years ended December 31, 2022, 2021, and 2020:

	December 31, 2022			December 31, 2021			December 31, 2020
	Ameren	Ameren Missouri	Ameren Illinois	Ameren	Ameren Missouri	Ameren Illinois	Ameren	Ameren Missouri	Ameren Illinois
Investing
Accrued capital expenditures, including nuclear fuel expenditures	$441	$243	$181	$524	$301	$215	$446	$229	$218
Net realized and unrealized gain (loss) – nuclear decommissioning trust fund	(218)	(218)	—	163	163	—	116	116	—
Financing
Issuance of common stock for stock-based compensation	$31	$—	$—	$33	$—	$—	$38	$—	$—
Issuance of common stock under the DRPlus	8	—	—	—	—	—	—	—	—
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

The following tables present information about the reported revenue and specified items reflected in net income attributable to common shareholders and capital expenditures by segment at Ameren and Ameren Illinois for the years ended December 31, 2022, 2021, and 2020. Ameren, Ameren Missouri, and Ameren Illinois management review segment capital expenditure information rather than any individual or total asset amount.
Ameren

	Ameren Missouri		Ameren Illinois Electric Distribution	Ameren Illinois Natural Gas	Ameren Transmission		Other	Intersegment Eliminations	Ameren
2022
External revenues	$4,012		$2,255	$1,180	$510		$—	$—	$7,957
Intersegment revenues	34		1	—	105		—	(140)	—
Depreciation and amortization	732		332	98	123		4	—	1,289
Interest income	28		7	—	—		1	(1)	35
Interest charges	213		74	44	84	(a)	72	(1)	486
Income taxes (benefit)	(10)		68	46	92		(20)	—	176
Net income (loss) attributable to Ameren common shareholders	562		202	123	263		(76)	—	1,074
Capital expenditures	1,690		621	308	741		7	(16)	3,351
2021
External revenues	$3,311		$1,635	$957	$491		$—	$—	$6,394
Intersegment revenues	42		4	—	71		—	(117)	—
Depreciation and amortization	632		309	90	111		4	—	1,146
Interest income	26		1	—	—		3	(3)	27
Interest charges	137		74	42	83	(a)	50	(3)	383
Income taxes (benefit)	3		53	39	82		(20)	—	157
Net income (loss) attributable to Ameren common shareholders	518		165	108	230		(31)	—	990
Capital expenditures	2,015	(b)	579	278	616		4	(13)	3,479	(b)
2020
External revenues	$3,069		$1,496	$760	$469		$—	$—	$5,794
Intersegment revenues	40		2	—	54		—	(96)	—
Depreciation and amortization	604		288	81	98		4	—	1,075
Interest income	26		2	—	1		4	(4)	29
Interest charges	190		72	41	78	(a)	42	(4)	419
Income taxes (benefit)	34		42	36	78		(35)	—	155
Net income (loss) attributable to Ameren common shareholders	436		143	99	216		(23)	—	871
Capital expenditures	1,666	(b)	543	301	716		5	2	3,233	(b)
(a)Ameren Transmission interest charges include an allocation of financing costs from Ameren (parent).
(b)Includes $525 million and $564 million at Ameren and Ameren Missouri for wind generation expenditures for the year ended December 31, 2021 and 2020, respectively.

Ameren Illinois

	Ameren Illinois Electric Distribution	Ameren Illinois Natural Gas	Ameren Illinois Transmission	Intersegment Eliminations	Ameren Illinois
2022
External revenues	$2,256	$1,180	$320	$—	$3,756
Intersegment revenues	—	—	104	(104)	—
Depreciation and amortization	332	98	84	—	514
Interest income	7	—	—	—	7
Interest charges	74	44	50	—	168
Income taxes	68	46	65	—	179
Net income available to common shareholder	202	123	188	—	513
Capital expenditures	621	308	672	—	1,601
2021
External revenues	$1,639	$957	$299	$—	$2,895
Intersegment revenues	—	—	66	(66)	—
Depreciation and amortization	309	90	73	—	472
Interest income	1	—	—	—	1
Interest charges	74	42	48	—	164
Income taxes	53	39	51	—	143
Net income available to common shareholder	165	108	152	—	425
Capital expenditures	579	278	575	—	1,432
2020
External revenues	$1,498	$760	$277	$—	$2,535
Intersegment revenues	—	—	52	(52)	—
Depreciation and amortization	288	81	65	—	434
Interest income	2	—	1	—	3
Interest charges	72	41	42	—	155
Income taxes	42	36	46	—	124
Net income available to common shareholder	143	99	137	—	379
Capital expenditures	543	301	603	—	1,447

The following tables present disaggregated revenues by segment at Ameren and Ameren Illinois for the years ended December 31, 2022, 2021, and 2020. Economic factors affect the nature, timing, amount, and uncertainty of revenues and cash flows in a similar manner across customer classes. Revenues from alternative revenue programs have a similar distribution among customer classes as revenues from contracts with customers. Other revenues not associated with contracts with customers are presented in the Other customer classification, along with electric transmission and off-system sales and capacity revenues.
Ameren

	Ameren Missouri	Ameren Illinois Electric Distribution	Ameren Illinois Natural Gas	Ameren Transmission	Intersegment Eliminations	Ameren
2022
Residential	$1,578	$1,325	$—	$—	$—	$2,903
Commercial	1,219	768	—	—	—	1,987
Industrial	290	199	—	—	—	489
Other	762	(36)	—	615	(139)	1,202
Total electric revenues	$3,849	$2,256	$—	$615	$(139)	$6,581
Residential	$119	$—	$846	$—	$—	$965
Commercial	56	—	221	—	—	277
Industrial	7	—	41	—	—	48
Other	15	—	72	—	(1)	86
Total gas revenues	$197	$—	$1,180	$—	$(1)	$1,376
Total revenues(a)	$4,046	$2,256	$1,180	$615	$(140)	$7,957
2021
Residential	$1,445	$933	$—	$—	$—	$2,378
Commercial	1,126	545	—	—	—	1,671
Industrial	280	135	—	—	—	415
Other	361	26	—	562	(116)	833
Total electric revenues	$3,212	$1,639	$—	$562	$(116)	$5,297
Residential	$79	$—	$657	$—	$—	$736
Commercial	34	—	172	—	—	206
Industrial	4	—	35	—	—	39
Other	24	—	93	—	(1)	116
Total gas revenues	$141	$—	$957	$—	$(1)	$1,097
Total revenues(a)	$3,353	$1,639	$957	$562	$(117)	$6,394
2020
Residential	$1,373	$867	$—	$—	$—	$2,240
Commercial	1,025	486	—	—	—	1,511
Industrial	261	124	—	—	—	385
Other	325	21	—	523	(94)	775
Total electric revenues	$2,984	$1,498	$—	$523	$(94)	$4,911
Residential	$76	$—	$541	$—	$—	$617
Commercial	29	—	136	—	—	165
Industrial	4	—	14	—	—	18
Other	16	—	69	—	(2)	83
Total gas revenues	$125	$—	$760	$—	$(2)	$883
Total revenues(a)	$3,109	$1,498	$760	$523	$(96)	$5,794
(a)The following table presents increases/(decreases) in revenues from alternative revenue programs and other revenues not from contracts with customers for the years ended December 31, 2022, 2021, and 2020:

	Ameren Missouri		Ameren Illinois Electric Distribution	Ameren Illinois Natural Gas	Ameren Transmission	Ameren
2022
Revenues from alternative revenue programs	$17		$89	$(19)	$(9)	$78
Other revenues not from contracts with customers	(103)	(a)(b)	6	3	—	(94)	(a)(b)
2021
Revenues from alternative revenue programs	$(16)		$77	$5	$11	$77
Other revenues not from contracts with customers	56	(a)(b)	10	2	—	68	(a)(b)
2020
Revenues from alternative revenue programs	$(14)		$(20)	$20	$50	$36
Other revenues not from contracts with customers	25	(b)	8	2	1	36	(b)
(a)Includes insurance recoveries related to lost sales associated with the Callaway Energy Center maintenance outage. See Note 9 – Callaway Energy Center for additional information.
(b)Includes net realized gains and losses on derivative power contracts.
Ameren Illinois

	Ameren Illinois Electric Distribution	Ameren Illinois Natural Gas	Ameren Illinois Transmission	Intersegment Eliminations	Ameren Illinois
2022
Residential	$1,325	$846	$—	$—	$2,171
Commercial	768	221	—	—	989
Industrial	199	41	—	—	240
Other	(36)	72	424	(104)	356
Total revenues(a)	$2,256	$1,180	$424	$(104)	$3,756
2021
Residential	$933	$657	$—	$—	$1,590
Commercial	545	172	—	—	717
Industrial	135	35	—	—	170
Other	26	93	365	(66)	418
Total revenues(a)	$1,639	$957	$365	$(66)	$2,895
2020
Residential	$867	$541	$—	$—	$1,408
Commercial	486	136	—	—	622
Industrial	124	14	—	—	138
Other	21	69	329	(52)	367
Total revenues(a)	$1,498	$760	$329	$(52)	$2,535
(a)The following table presents increases/(decreases) in revenues from alternative revenue programs and other revenues not from contracts with customers for the Ameren Illinois segments for the years ended December 31, 2022, 2021, and 2020:

	Ameren Illinois Electric Distribution	Ameren Illinois Natural Gas	Ameren Illinois Transmission	Ameren Illinois
2022
Revenues from alternative revenue programs	$89	$(19)	$(7)	$63
Other revenues not from contracts with customers	6	3	—	9
2021
Revenues from alternative revenue programs	$77	$5	$9	$91
Other revenues not from contracts with customers	10	2	—	12
2020
Revenues from alternative revenue programs	$(20)	$20	$42	$42
Other revenues not from contracts with customers	8	2	—	10
ITEM 9.CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.

ITEM 9A.CONTROLS AND PROCEDURES
(a)Evaluation of Disclosure Controls and Procedures
As of December 31, 2022, evaluations were performed under the supervision and with the participation of management, including the principal executive officer and the principal financial officer of each of the Ameren Companies, of the effectiveness of the design and operation of such registrant’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act). Based on those evaluations, as of December 31, 2022, the principal executive officer and the principal financial officer of each of the Ameren Companies concluded that such disclosure controls and procedures are effective to provide assurance that information required to be disclosed in such registrant’s reports filed or submitted under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to its management, including its principal executive and principal financial officers, to allow timely decisions regarding required disclosure.
(b)Management’s Report on Internal Control over Financial Reporting
Management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Under the supervision of and with the participation of management, including the principal executive officer and the principal financial officer, an evaluation was conducted of the effectiveness of each of the Ameren Companies’ internal control over financial reporting based on the framework in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). After making that evaluation, management concluded that each of the Ameren Companies’ internal control over financial reporting was effective as of December 31, 2022. The effectiveness of Ameren’s internal control over financial reporting as of December 31, 2022, has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in its report herein under Part II, Item 8. This annual report does not include an attestation report of Ameren Missouri’s or Ameren Illinois’ (the Subsidiary Registrants) independent registered public accounting firm regarding internal control over financial reporting. Management’s report for each of the Subsidiary Registrants is not subject to attestation by an independent registered public accounting firm.
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
ITEM 9B.OTHER INFORMATION
The Ameren Companies have no information reportable under this item that was required to be disclosed in a report on SEC Form 8-K during the fourth quarter of 2022 that has not previously been reported.
ITEM 9C.DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS
Not Applicable.
PART III
ITEM 10.DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE
Information required by Items 401, 405, 406 and 407(c)(3),(d)(4) and (d)(5) of SEC Regulation S-K for Ameren will be included in its definitive proxy statement for its 2023 annual meeting of shareholders filed pursuant to SEC Regulation 14A; it is incorporated herein by reference. Information required by these SEC Regulation S-K items for Ameren Missouri and Ameren Illinois will be included in each company’s definitive information statement for its 2023 annual meeting of shareholders filed pursuant to SEC Regulation 14C; it is incorporated herein by reference. Specifically, reference is made to the following sections of Ameren’s definitive proxy statement and to each of Ameren Missouri’s and Ameren Illinois’ definitive information statements: “Information Concerning Nominees to the Board of Directors,” “Section 16(a) Reports,” “Corporate Governance” and “Board Structure.”
Information concerning executive officers of the Ameren Companies required by Item 401 of SEC Regulation S-K is reported under a separate caption entitled “Information about our Executive Officers” in Part I of this report.

Ameren Missouri and Ameren Illinois do not have separately designated standing audit committees, but instead use Ameren’s Audit and Risk Committee to perform such committee functions for their boards of directors. These companies do not have securities listed on the NYSE and therefore are not subject to the NYSE listing standards. J. Edward Coleman serves as chairman of Ameren’s Audit and Risk Committee and Catherine S. Brune, Ward H. Dickson, Noelle K. Eder, and Leo S. Mackay, Jr. serve as members. The board of directors of Ameren has determined that J. Edward Coleman and Ward H. Dickson each qualify as an audit committee financial expert and that each is “independent” as that term is used in SEC Regulation 14A.
Also, on the same basis as reported above, the boards of directors of Ameren Missouri and Ameren Illinois use the Nominating and Corporate Governance Committee of Ameren’s board of directors to perform such committee functions. This Committee is responsible for the nomination of directors and for corporate governance practices. Ameren’s Nominating and Corporate Governance Committee will consider director nominations from shareholders in accordance with its Director Nomination Policy, which can be found on Ameren’s website: www.amereninvestors.com.
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
ITEM 11.EXECUTIVE COMPENSATION
Information required by Items 402 and 407(e)(4) and (e)(5) of SEC Regulation S-K for Ameren will be included in its definitive proxy statement for its 2023 annual meeting of shareholders filed pursuant to SEC Regulation 14A; it is incorporated herein by reference. Information required by these SEC Regulation S-K items for Ameren Missouri and Ameren Illinois will be included in each company’s definitive information statement for its 2023 annual meeting of shareholders filed pursuant to SEC Regulation 14C; it is incorporated herein by reference. Specifically, reference is made to the following sections of Ameren’s definitive proxy statement and to each of Ameren Missouri’s and Ameren Illinois’ definitive information statements: “Executive Compensation Matters” and “Human Resources Committee Interlocks and Insider Participation.”
ITEM 12.SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
Equity Compensation Plan Information
The following table presents information as of December 31, 2022, with respect to the shares of Ameren’s common stock that may be issued under its existing equity compensation plans:

Plan Category	Column A Number of Securities To Be Issued Upon Exercise of Outstanding Options, Warrants and Rights(a)	Column B Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights	Column C Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (excluding securities reflected in Column A)(b)
Equity compensation plans approved by security holders	1,410,250	(c)	8,586,745
Equity compensation plans not approved by security holders	—	—	—
Total	1,410,250	(c)	8,586,745
(a)Of the securities to be issued, 864,010 of the securities represent the target number of outstanding performance share units (PSUs) and 436,812 of the securities represent the number of outstanding restricted stock units (RSUs), both including accrued and reinvested dividends. The actual number of shares issued in respect of the PSUs will vary from 0% to 200% of the target level, depending upon the achievement of TSR objectives or performance goals established for such awards. For additional information about the PSUs and RSUs, including payout calculations, see “Compensation Discussion and Analysis – Long-Term Incentive Compensation” in Ameren’s definitive proxy statement for its 2023 annual meeting of shareholders, which will be filed pursuant to SEC Regulation 14A. The remaining 109,428 of the securities represent shares that may be issued to satisfy obligations under the Ameren Corporation Deferred Compensation Plan for Members of the Board of Directors.
(b)Includes shares remaining available for issuance pursuant to awards under the Ameren Corporation 2022 Omnibus Incentive Compensation Plan.
(c)No cash consideration is received when shares are distributed for earned PSUs, RSUs, and director awards. Accordingly, there is no weighted-average exercise price.
Ameren Missouri and Ameren Illinois do not have separate equity compensation plans.

Security Ownership of Certain Beneficial Owners and Management
The information required by Item 403 of SEC Regulation S-K for Ameren will be included in its definitive proxy statement for its 2023 annual meeting of shareholders filed pursuant to SEC Regulation 14A; it is incorporated herein by reference. Information required by this SEC Regulation S-K item for Ameren Missouri and Ameren Illinois will be included in each company’s definitive information statement for its 2023 annual meeting of shareholders filed pursuant to SEC Regulation 14C; it is incorporated herein by reference. Specifically, reference is made to the following section of Ameren’s definitive proxy statement and each of Ameren Missouri’s and Ameren Illinois’ definitive information statement: “Security Ownership.”
ITEM 13.CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE
Information required by Items 404 and 407(a) of SEC Regulation S-K for Ameren will be included in its definitive proxy statement for its 2023 annual meeting of shareholders filed pursuant to SEC Regulation 14A; it is incorporated herein by reference. Information required by these SEC Regulation S-K items for Ameren Missouri and Ameren Illinois will be included in each company’s definitive information statement for its 2023 annual meeting of shareholders filed pursuant to SEC Regulation 14C; it is incorporated herein by reference. Specifically, reference is made to the following sections of Ameren’s definitive proxy statement and to each of Ameren Missouri’s and Ameren Illinois’ definitive information statements: “Related Person Transactions Policy” and “Director Independence.”
ITEM 14.PRINCIPAL ACCOUNTANT FEES AND SERVICES
Information required by Item 9(e) of SEC Schedule 14A for the Ameren Companies will be included in the definitive proxy statement of Ameren and the definitive information statements of Ameren Missouri and Ameren Illinois for their 2023 annual meetings of shareholders filed pursuant to SEC Regulations 14A and 14C, respectively; it is incorporated herein by reference. Specifically, reference is made to the following section of Ameren’s definitive proxy statement and each of Ameren Missouri’s and Ameren Illinois’ definitive information statement: “Selection of Independent Registered Public Accounting Firm.”

PART IV

ITEM 15.EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

Page No.
(a)(1) Financial Statements
Ameren
Report of Independent Registered Public Accounting Firm –
(PricewaterhouseCoopers LLP’s Public Company Accounting Oversight Board ID 238)	82
Consolidated Statement of Income and Comprehensive Income – Years Ended December 31, 2022, 2021, and 2020	88
Consolidated Balance Sheet – December 31, 2022 and 2021	89
Consolidated Statement of Cash Flows – Years Ended December 31, 2022, 2021, and 2020	90
Consolidated Statement of Shareholders’ Equity – Years Ended December 31, 2022, 2021, and 2020	91
Ameren Missouri
Report of Independent Registered Public Accounting Firm –
(PricewaterhouseCoopers LLP’s Public Company Accounting Oversight Board ID 238)	84
Consolidated Statement of Income – Years Ended December 31, 2022, 2021, and 2020	92
Consolidated Balance Sheet – December 31, 2022 and 2021	93
Consolidated Statement of Cash Flows – Years Ended December 31, 2022, 2021, and 2020	94
Consolidated Statement of Shareholders’ Equity – Years Ended December 31, 2022, 2021, and 2020	95
Ameren Illinois
Report of Independent Registered Public Accounting Firm –
(PricewaterhouseCoopers LLP’s Public Company Accounting Oversight Board ID 238)	86
Statement of Income – Years Ended December 31, 2022, 2021, and 2020	96
Balance Sheet – December 31, 2022 and 2021	97
Statement of Cash Flows – Years Ended December 31, 2022, 2021, and 2020	98
Statement of Shareholders’ Equity – Years Ended December 31, 2022, 2021, and 2020	99

(a)(2) Financial Statement Schedules
Schedule I
Condensed Financial Information of Parent – Ameren:
Condensed Statement of Income and Comprehensive Income – Years Ended December 31, 2022, 2021, and 2020	166
Condensed Balance Sheet – December 31, 2022 and 2021	167
Condensed Statement of Cash Flows – Years Ended December 31, 2022, 2021, and 2020	168
Schedule II
Ameren
Valuation and Qualifying Accounts for the years ended December 31, 2022, 2021, and 2020	170
Ameren Missouri
Valuation and Qualifying Accounts for the years ended December 31, 2022, 2021, and 2020	170
Ameren Illinois
Valuation and Qualifying Accounts for the years ended December 31, 2022, 2021, and 2020	170
Schedule I and II should be read in conjunction with the aforementioned financial statements. Certain schedules have been omitted because they are not applicable or because the required data is shown in the aforementioned financial statements.

(a)(3) Exhibits – reference is made to the Exhibit Index	171
(b) Exhibit Index	171

SCHEDULE I – CONDENSED FINANCIAL INFORMATION OF PARENT AMEREN CORPORATION CONDENSED STATEMENT OF INCOME AND COMPREHENSIVE INCOME For the Years Ended December 31, 2022, 2021, and 2020
(In millions)	2022	2021	2020
Operating revenues	$—	$—	$—
Operating expenses	15	13	12
Operating loss	(15)	(13)	(12)
Equity in earnings of subsidiaries	1,161	1,039	908
Interest income from affiliates	2	3	4
Total other expense, net	(13)	—	(8)
Interest charges	(86)	(64)	(57)
Income tax benefit	25	25	36
Net Income Attributable to Ameren Common Shareholders	$1,074	$990	$871

Net Income Attributable to Ameren Common Shareholders	$1,074	$990	$871
Other Comprehensive Income (Loss), Net of Taxes:
Pension and other postretirement benefit plan activity, net of income taxes (benefit) of $(4), $4, and $5, respectively	(14)	14	16
Comprehensive Income Attributable to Ameren Common Shareholders	$1,060	$1,004	$887

SCHEDULE I – CONDENSED FINANCIAL INFORMATION OF PARENT AMEREN CORPORATION CONDENSED BALANCE SHEET
(In millions, except per share amounts)	December 31, 2022	December 31, 2021
Assets:
Cash and cash equivalents	$—	$—
Advances to money pool	68	108
Accounts receivable – affiliates	59	30
Miscellaneous accounts and notes receivable	11	11
Other current assets	—	4
Total current assets	138	153
Investments in subsidiaries	13,394	12,281
Note receivable – ATXI	—	35
Accumulated deferred income taxes, net	46	65
Other assets	137	184
Total assets	$13,715	$12,718
Liabilities and Shareholders’ Equity:
Short-term debt	$477	$277
Taxes accrued	5	7
Accounts payable – affiliates	52	53
Other current liabilities	41	38
Total current liabilities	575	375
Long-term debt	2,536	2,533
Pension and other postretirement benefits	19	24
Other deferred credits and liabilities	77	86
Total liabilities	3,207	3,018
Commitments and Contingencies (Note 5)
Shareholders’ Equity:
Common stock, $.01 par value, 400.0 shares authorized – shares outstanding of 262.0 and 257.7, respectively	3	3
Other paid-in capital, principally premium on common stock	6,860	6,502
Retained earnings	3,646	3,182
Accumulated other comprehensive income (loss)	(1)	13
Total shareholders’ equity	10,508	9,700
Total liabilities and shareholders’ equity	$13,715	$12,718

SCHEDULE I – CONDENSED FINANCIAL INFORMATION OF PARENT AMEREN CORPORATION CONDENSED STATEMENT OF CASH FLOWS For the Years Ended December 31, 2022, 2021, and 2020
(In millions)	2022	2021	2020
Net cash flows provided by operating activities	$44	$79	$147
Cash flows from investing activities:
Money pool advances, net	40	(92)	86
Notes receivable – ATXI	35	40	—
Investments in subsidiaries	(30)	(489)	(956)
Other	3	7	8
Net cash flows provided by (used in) investing activities	48	(534)	(862)
Cash flows from financing activities:
Dividends on common stock	(610)	(565)	(494)
Short-term debt, net	198	(213)	337
Money pool borrowings, net	—	—	(24)
Maturities of long-term debt	—	—	(350)
Issuances of long-term debt	—	949	798
Issuances of common stock	333	308	476
Employee payroll taxes related to stock-based compensation	(16)	(17)	(20)
Debt issuance costs	(1)	(7)	(7)
Net cash flows provided by (used in) financing activities	(96)	455	716
Net change in cash, cash equivalents, and restricted cash	$(4)	$—	$1
Cash, cash equivalents, and restricted cash at beginning of year	4	4	3
Cash, cash equivalents, and restricted cash at end of year	$—	$4	$4
Supplemental information:
Cash dividends received from consolidated subsidiaries	$76	$123	$105
Noncash financing activity – Issuance of common stock for stock-based compensation	31	33	38
AMEREN CORPORATION (parent company only)
NOTES TO CONDENSED FINANCIAL STATEMENTS December 31, 2022
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
See Note 1 – Summary of Significant Accounting Policies under Part II, Item 8, of this report for additional information.
NOTE 2 – CASH AND CASH EQUIVALENTS
The following table provides a reconciliation of cash, cash equivalents, and restricted cash reported within the balance sheet and the statement of cash flows as of December 31, 2022 and 2021:

(In millions)	2022	2021
Cash and cash equivalents	$—	$—
Restricted cash included in “Other current assets”	—	4
Total cash, cash equivalents, and restricted cash	$—	$4
See Note 1 – Summary of Significant Accounting Policies under Part II, Item 8, of this report for additional information.
NOTE 3 – SHORT-TERM DEBT AND LIQUIDITY
Ameren, Ameren Services, and other non-state-regulated Ameren subsidiaries have the ability, subject to Ameren parent company and applicable regulatory short-term borrowing authorizations, to access funding from the Credit Agreements and the commercial paper programs through a non-state-regulated subsidiary money pool agreement. All participants may borrow from or lend to the non-state-regulated money pool. The total amount available to pool participants from the non-state-regulated subsidiary money pool at any given time is reduced by the amount of borrowings made by participants, but is increased to the extent that the pool participants advance surplus funds to the non-state-regulated subsidiary money pool or remit funds from other external sources. The non-state-regulated subsidiary money pool was established to coordinate and to provide short-term cash and working capital for the participants. Participants receiving a loan under the non-state-regulated subsidiary money pool agreement must repay the principal amount of such loan, together with accrued interest. The rate of interest depends on the composition of internal and external funds in the non-state-regulated subsidiary money pool. Interest revenues and interest charges related to non-state-regulated money pool advances and borrowings were immaterial in 2020, 2021, and 2022.
See Note 4 – Short-term Debt and Liquidity under Part II, Item 8, of this report for a description and details of short-term debt and liquidity needs of Ameren Corporation (parent company only).
NOTE 4 – LONG-TERM OBLIGATIONS
See Note 5 – Long-term Debt and Equity Financings under Part II, Item 8, of this report for additional information on Ameren Corporation’s (parent company only) long-term debt, indenture provisions, forward sale agreements related to common stock, and ATM program.
NOTE 5 – COMMITMENTS AND CONTINGENCIES
See Note 14 – Commitments and Contingencies under Part II, Item 8, of this report for a description of all material contingencies of Ameren Corporation (parent company only).
NOTE 6 – TOTAL OTHER EXPENSE, NET
The following table presents the components of “Total Other Expense, Net” in the Condensed Statement of Income and Comprehensive Income for the years ended December 31, 2022, 2021, and 2020:

(In millions)	2022	2021	2020
Total Other Expense, Net
Non-service cost components of net periodic benefit income	$3	$1	$1
Donations	(15)	—	(8)
Other expense, net	(1)	(1)	(1)
Total Other Expense, Net	$(13)	$—	$(8)

SCHEDULE II – VALUATION AND QUALIFYING ACCOUNTS FOR THE YEARS ENDED DECEMBER 31, 2022, 2021, AND 2020
(In millions)
Column A	Column B	Column C		Column D	Column E
Description	Balance at Beginning of Period	(1) Charged to Costs and Expenses	(2) Charged to Other Accounts(a)	Deductions(b)	Balance at End of Period
Ameren:
Deducted from assets – allowance for doubtful accounts:
2022	$29	$34	$4	$36	$31
2021	50	9	—	30	29
2020	17	42	6	15	50
Ameren Missouri:
Deducted from assets – allowance for doubtful accounts:
2022	$13	$9	$—	$9	$13
2021	16	5	—	8	13
2020	7	15	—	6	16
Ameren Illinois:
Deducted from assets – allowance for doubtful accounts:
2022	$16	$25	$4	$27	$18
2021	34	4	—	22	16
2020	10	27	6	9	34
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

EXHIBIT INDEX
The documents listed below are being filed or have previously been filed on behalf of the Ameren Companies and are incorporated herein by reference from the documents indicated and made a part hereof. Exhibits not identified as previously filed are filed herewith:

Exhibit Designation	Registrant(s)	Nature of Exhibit	Previously Filed as Exhibit to:
Articles of Incorporation/ By-Laws
3.1(i)	Ameren	Restated Articles of Incorporation of Ameren	Annex F to Part I of the Registration Statement on Form S-4, File No. 33-64165
3.2(i)	Ameren	Certificate of Amendment to Ameren’s Restated Articles of Incorporation filed December 14, 1998	1998 Form 10-K, Exhibit 3(i), File No. 1-14756
3.3(i)	Ameren	Certificate of Amendment to Ameren’s Restated Articles of Incorporation filed April 21, 2011	April 21, 2011 Form 8-K, Exhibit 3(i), File No. 1-14756
3.4(i)	Ameren	Certificate of Amendment to Ameren’s Restated Articles of Incorporation filed December 18, 2012	December 18, 2012 Form 8-K, Exhibit 3.1(i), File No. 1-14756
3.5(i)	Ameren Missouri	Restated Articles of Incorporation of Ameren Missouri	1993 Form 10-K, Exhibit 3(i), File No. 1-2967
3.6(i)	Ameren Illinois	Restated Articles of Incorporation of Ameren Illinois	2010 Form 10-K, Exhibit 3.4(i), File No. 1-3672
3.7(ii)	Ameren	By-Laws of Ameren, as amended October 8, 2021	October 12, 2021 Form 8-K, Exhibit 3.1, File No. 1-14756
3.8(ii)	Ameren Missouri	Bylaws of Ameren Missouri, as amended February 19, 2021	2020 Form 10-K, Exhibit 3.8(ii), File No. 1-2967
3.9(ii)	Ameren Illinois	Bylaws of Ameren Illinois, as amended February 19, 2021	2020 Form 10-K, Exhibit 3.9(ii), File No. 1-3672
Instruments Defining Rights of Security Holders, Including Indentures
4.1	Ameren	Indenture, dated as of December 1, 2001 from Ameren to The Bank of New York Mellon Trust Company, N.A., as successor trustee, relating to senior debt securities (Ameren Indenture)	Exhibit 4.5, File No. 333-81774
4.2	Ameren	First Supplemental Indenture to Ameren Senior Indenture dated as of May 19, 2008	June 30, 2008 Form 10-Q, Exhibit 4.1, File No. 1-14756
4.3	Ameren	Ameren Indenture Company Order, dated November 24, 2015, establishing the 3.65% Senior Notes due 2026 (including the global note)	November 24, 2015 Form 8-K, Exhibits 4.3 and 4.5, File No. 1-14756
4.4	Ameren	Ameren Indenture Company Order, dated September 16, 2019, establishing the 2.50% Senior Notes due 2024 (including the global note)	September 16, 2019 Form 8-K, Exhibits 4.3 and 4.4, File No. 1-14756
4.5	Ameren	Ameren Indenture Company Order, dated April 3, 2020, establishing the 3.50% Senior Notes due 2031 (including the global note)	April 3, 2020 Form 8-K, Exhibits 4.3 and 4.4, File No. 1-14756
4.6	Ameren	Ameren Indenture Company Order, dated March 5, 2021, establishing the 1.75% Senior Notes due 2028 (including the global note)	March 5, 2021 Form 8-K, Exhibits 4.3 and 4.4, File No. 1-14756
4.7	Ameren	Ameren Indenture Company Order, dated November 18, 2021, establishing the 1.95% Senior Notes due 2027 (including the global note)	November 18, 2021 Form 8-K, Exhibits 4.3 and 4.4, File No. 1-14756
4.8	Ameren	Note Purchase Agreement, dated June 22, 2017, between Ameren Transmission Company of Illinois and the several purchasers named therein.	June 26, 2017 Form 8-K, Exhibit 4.1, File No. 1-14756
4.9	Ameren	Note Purchase Agreement, dated as of November 16, 2021, between Ameren Transmission Company of Illinois and the several purchasers named therein.	2021 Form 10-K, Exhibit 4.9, File No. 1-14756
4.10	Ameren Ameren Missouri	Indenture of Mortgage and Deed of Trust, dated June 15, 1937 (Ameren Missouri Mortgage), from Ameren Missouri to The Bank of New York Mellon, as successor trustee, as amended May 1, 1941, and Second Supplemental Indenture dated May 1, 1941	Exhibit B-1, File No. 2-4940
4.11	Ameren Ameren Missouri	Supplemental Indenture to the Ameren Missouri Mortgage dated as of July 1, 1956	Exhibit 4.22, File No. 333-222108
4.12	Ameren Ameren Missouri	Supplemental Indenture to the Ameren Missouri Mortgage dated as of April 1, 1971	Exhibit 4.23, File No. 333-222108
4.13	Ameren Ameren Missouri	Supplemental Indenture to the Ameren Missouri Mortgage dated as of February 1, 1974	Exhibit 4.24, File No. 333-222108
4.14	Ameren Ameren Missouri	Supplemental Indenture to the Ameren Missouri Mortgage dated as of July 7, 1980	Exhibit 4.25, File No. 333-222108
4.15	Ameren Ameren Missouri	Supplemental Indenture to the Ameren Missouri Mortgage dated as of October 1, 1993	1993 Form 10-K, Exhibit 4.8, File No. 1-2967
4.16	Ameren Ameren Missouri	Supplemental Indenture to the Ameren Missouri Mortgage dated as of February 1, 2000	2000 Form 10-K, Exhibit 99, File No. 1-2967
4.17	Ameren Ameren Missouri	Supplemental Indenture to the Ameren Missouri Mortgage dated August 15, 2002	August 23, 2002 Form 8-K, Exhibit 4.3, File No. 1-2967
4.18	Ameren Ameren Missouri	Supplemental Indenture to the Ameren Missouri Mortgage dated March 5, 2003 relative to Series BB	March 11, 2003 Form 8-K, Exhibit 4.4, File No. 1-2967

Exhibit Designation	Registrant(s)	Nature of Exhibit	Previously Filed as Exhibit to:
4.19	Ameren Ameren Missouri	Supplemental Indenture to the Ameren Missouri Mortgage dated February 1, 2004 relative to Series 2004A (1998A)	March 31, 2004 Form 10-Q, Exhibit 4.1, File No. 1-2967
4.20	Ameren Ameren Missouri	Supplemental Indenture to the Ameren Missouri Mortgage dated February 1, 2004 relative to Series 2004B (1998B)	March 31, 2004 Form 10-Q, Exhibit 4.2, File No. 1-2967
4.21	Ameren Ameren Missouri	Supplemental Indenture to the Ameren Missouri Mortgage dated February 1, 2004 relative to Series 2004C (1998C)	March 31, 2004 Form 10-Q, Exhibit 4.3, File No. 1-2967
4.22	Ameren Ameren Missouri	Supplemental Indenture to the Ameren Missouri Mortgage dated February 1, 2004 relative to Series 2004H (1992)	March 31, 2004 Form 10-Q, Exhibit 4.8, File No. 1-2967
4.23	Ameren Ameren Missouri	Supplemental Indenture to the Ameren Missouri Mortgage dated July 1, 2005 relative to Series II	July 21, 2005 Form 8-K, Exhibit 4.4, File No. 1-2967
4.24	Ameren Ameren Missouri	Supplemental Indenture to the Ameren Missouri Mortgage dated March 1, 2009 relative to Series NN	March 23, 2009 Form 8-K, Exhibit 4.5, File No. 1-2967
4.25	Ameren Ameren Missouri	Supplemental Indenture to the Ameren Missouri Mortgage dated May 15, 2012	Exhibit 4.45, File No. 333-182258
4.26	Ameren Ameren Missouri	Supplemental Indenture to the Ameren Missouri Mortgage dated September 1, 2012 relative to Series OO	September 11, 2012 Form 8-K, Exhibit 4.4, File No. 1-2967
4.27	Ameren Ameren Missouri	Supplemental Indenture to the Ameren Missouri Mortgage dated April 1, 2014 relative to Series PP	April 4, 2014 Form 8-K, Exhibit 4.5, File No. 1-2967
4.28	Ameren Ameren Missouri	Supplemental Indenture to the Ameren Missouri Mortgage dated March 15, 2015 relative to Series QQ	April 6, 2015 Form 8-K, Exhibit 4.5, File No. 1-2967
4.29	Ameren Ameren Missouri	Supplemental Indenture to the Ameren Missouri Mortgage dated June 1, 2017 relative to Series RR	June 15, 2017 Form 8-K, Exhibit 4.5, File No. 1-2967
4.30	Ameren Ameren Missouri	Supplemental Indenture to the Ameren Missouri Mortgage dated April 1, 2018 for 4.000% First Mortgage Bonds due 2048	April 6, 2018 Form 8-K, Exhibit 4.2, File No. 1-2967
4.31	Ameren Ameren Missouri	Supplemental Indenture to the Ameren Missouri Mortgage dated March 1, 2019, for 3.50% First Mortgage Bonds due 2029	March 6, 2019 Form 8-K, Exhibit 4.2, File No. 1-2967
4.32	Ameren Ameren Missouri	Supplemental Indenture to the Ameren Missouri Mortgage dated September 15, 2019, for 3.25% First Mortgage Bonds due 2049	October 1, 2019 Form 8-K, Exhibit 4.2, File No. 1-2967
4.33	Ameren Ameren Missouri	Supplemental Indenture to the Ameren Missouri Mortgage dated March 1, 2020, for 2.95% First Mortgage Bonds due 2030	March 20, 2020 Form 8-K, Exhibit 4.2, File No. 1-2967
4.34	Ameren Ameren Missouri	Supplemental Indenture to the Ameren Missouri Mortgage dated October 1, 2020, for 2.625% First Mortgage Bonds due 2051	October 9, 2020 Form 8-K, Exhibit 4.2, File No. 1-2967
4.35	Ameren Ameren Missouri	Supplemental Indenture to the Ameren Missouri Mortgage dated June 1, 2021, for 2.15% First Mortgage Bonds due 2032	June 22, 2021 Form 8-K, Exhibit 4.2, File No. 1-2967
4.36	Ameren Ameren Missouri	Supplemental Indenture to the Ameren Missouri Mortgage dated March 1, 2022, for 3.90% First Mortgage Bonds due 2052	April 1, 2022 Form 8-K, Exhibit 4.2, File No. 1-2967
4.37	Ameren Ameren Missouri	Loan Agreement, dated as of December 1, 1992, between the Missouri Environmental Authority and Ameren Missouri, together with Indenture of Trust dated as of December 1, 1992, between the Missouri Environmental Authority and UMB Bank, N.A. as successor trustee to Mercantile Bank of St. Louis, N.A.	1992 Form 10-K, Exhibit 4.38, File No. 1-2967
4.38	Ameren Ameren Missouri	First Amendment, dated as of February 1, 2004, to Loan Agreement dated as of December 1, 1992, between the Missouri Environmental Authority and Ameren Missouri	March 31, 2004 Form 10-Q, Exhibit 4.10, File No. 1-2967
4.39	Ameren Ameren Missouri	Series 1998A Loan Agreement, dated as of September 1, 1998, between the Missouri Environmental Authority and Ameren Missouri	September 30, 1998 Form 10-Q, Exhibit 4.28, File No. 1-2967
4.40	Ameren Ameren Missouri	First Amendment, dated as of February 1, 2004, to Series 1998A Loan Agreement dated as of September 1, 1998, between the Missouri Environmental Authority and Ameren Missouri	March 31, 2004 Form 10-Q, Exhibit 4.11, File No. 1-2967
4.41	Ameren Ameren Missouri	Series 1998B Loan Agreement, dated as of September 1, 1998, between the Missouri Environmental Authority and Ameren Missouri	September 30, 1998 Form 10-Q, Exhibit 4.29, File No. 1-2967
4.42	Ameren Ameren Missouri	First Amendment, dated as of February 1, 2004, to Series 1998B Loan Agreement dated as of September 1, 1998, between the Missouri Environmental Authority and Ameren Missouri	March 31, 2004 Form 10-Q, Exhibit 4.12, File No. 1-2967
4.43	Ameren Ameren Missouri	Series 1998C Loan Agreement, dated as of September 1, 1998, between the Missouri Environmental Authority and Ameren Missouri	September 30, 1998 Form 10-Q, Exhibit 4.30, File No. 1-2967
4.44	Ameren Ameren Missouri	First Amendment, dated as of February 1, 2004, to Series 1998C Loan Agreement dated as of September 1, 1998, between the Missouri Environmental Authority and Ameren Missouri	March 31, 2004 Form 10-Q, Exhibit 4.13, File No. 1-2967
4.45	Ameren Ameren Missouri	Indenture, dated as of August 15, 2002, from Ameren Missouri to The Bank of New York Mellon, as successor trustee (relating to senior secured debt securities) (Ameren Missouri Indenture)	August 23, 2002 Form 8-K, Exhibit 4.1, File No. 1-2967

Exhibit Designation	Registrant(s)	Nature of Exhibit	Previously Filed as Exhibit to:
4.46	Ameren Ameren Missouri	First Supplemental Indenture to the Ameren Missouri Indenture, dated as of May 15, 2012	Exhibit 4.48, File No. 333-182258
4.47	Ameren Ameren Missouri	Ameren Missouri Indenture Company Order, dated March 10, 2003, establishing the 5.50% Senior Secured Notes due 2034 (including the global note)	March 11, 2003 Form 8-K, Exhibits 4.2 and 4.3, File No. 1-2967
4.48	Ameren Ameren Missouri	Ameren Missouri Indenture Company Order, dated July 21, 2005, establishing the 5.30% Senior Secured Notes due 2037 (including the global note)	July 21, 2005 Form 8-K, Exhibits 4.2 and 4.3, File No. 1-2967
4.49	Ameren Ameren Missouri	Ameren Missouri Indenture Company Order, dated March 20, 2009, establishing the 8.45% Senior Secured Notes due 2039 (including the global note)	March 23, 2009 Form 8-K, Exhibits 4.2 and 4.3, File No. 1-2967
4.50	Ameren Ameren Missouri	Ameren Missouri Indenture Company Order, dated September 11, 2012, establishing the 3.90% Senior Secured Notes due 2042 (including the global note)	September 30, 2012 Form 10-Q, Exhibit 4.1 and September 11, 2012 Form 8-K, Exhibit 4.2, File No. 1-2967
4.51	Ameren Ameren Missouri	Ameren Missouri Indenture Company Order, dated April 4, 2014, establishing the 3.50% Senior Secured Notes due 2024 (including the global note)	April 4, 2014 Form 8-K, Exhibits 4.2 and 4.3, File No. 1-2967
4.52	Ameren Ameren Missouri	Ameren Missouri Indenture Company Order, dated April 6, 2015, establishing the 3.65% Senior Secured Notes due 2045 (including the global note)	April 6, 2015 Form 8-K, Exhibits 4.2 and 4.3, File No. 1-2967
4.53	Ameren Ameren Missouri
Ameren Missouri Indenture Company Order, dated June 23, 2016, requesting authentication of an additional $150,000,000 aggregate principal amount of 3.65% Senior Secured Notes due 2045 (including the global note)
June 23, 2016 Form 8-K, Exhibits 4.3, and 4.4, File No. 1-2967
4.54	Ameren Ameren Missouri	Ameren Missouri Indenture Company Order, dated June 15, 2017, establishing the 2.950% Senior Secured Notes due 2027 (including the global note)	June 15, 2017 Form 8-K, Exhibits 4.2 and 4.3, File No. 1-2967
4.55	Ameren Ameren Illinois
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
June 19, 2006 Form 8-K, Exhibit 4.3, File No. 1-14756
4.62	Ameren Ameren Illinois	First Supplemental Indenture to the CILCO Indenture, dated October 1, 2010	October 7, 2010 Form 8-K, Exhibit 4.1, File No. 1-3672
4.63	Ameren Ameren Illinois	Second Supplemental Indenture to the CILCO Indenture dated as of July 21, 2011	September 30, 2011 Form 10-Q, Exhibit 4.1, File No. 1-3672
4.64	Ameren Ameren Illinois	Third Supplemental Indenture to the CILCO Indenture, dated as of October 15, 2019	September 30, 2019 Form 10-Q, Exhibit 4.2, File No. 1-3672
4.65	Ameren Ameren Illinois	CILCO Indenture Company Order, dated June 14, 2006, establishing the 6.70% Senior Secured Notes due 2036 (including the global note)	June 19, 2006 Form 8-K, Exhibit 4.6, File No. 1-14756
4.66	Ameren Ameren Illinois	General Mortgage Indenture and Deed of Trust, dated as of November 1, 1992 between Ameren Illinois (successor in interest to Illinois Power Company) and The Bank of New York Mellon Trust Company, N.A., as successor trustee (Ameren Illinois Mortgage)	1992 Form 10-K, Exhibit 4(cc), File No. 1-3004
4.67	Ameren Ameren Illinois	Supplemental Indenture amending the Ameren Illinois Mortgage dated as of December 15, 2002	December 23, 2002 Form 8-K, Exhibit 4.1, File No. 1-3004
4.68	Ameren Ameren Illinois	Supplemental Indenture, dated as of October 1, 2010, to Ameren Illinois Mortgage for Series CIPS-AA and CIPS-CC	October 7, 2010 Form 8-K, Exhibit 4.9, File No. 1-3672
4.69	Ameren Ameren Illinois	Supplemental Indenture, dated as of January 15, 2011, to Ameren Illinois Mortgage	Exhibit 4.78, File No. 333-182258
4.70	Ameren Ameren Illinois	Supplemental Indenture, dated as of August 1, 2012, to Ameren Illinois Mortgage for Series EE	August 20, 2012 Form 8-K, Exhibit 4.5, File No. 1-3672
4.71	Ameren Ameren Illinois	Supplemental Indenture, dated as of December 1, 2013, to Ameren Illinois Mortgage for Series FF	December 10, 2013 Form 8-K, Exhibit 4.5, File No. 1-3672

Exhibit Designation	Registrant(s)	Nature of Exhibit	Previously Filed as Exhibit to:
4.72	Ameren Ameren Illinois	Supplemental Indenture, dated as of June 1, 2014, to Ameren Illinois Mortgage for Series GG	June 30, 2014 Form 8-K, Exhibit 4.5, File No. 1-3672
4.73	Ameren Ameren Illinois	Supplemental Indenture, dated as of December 1, 2014, to Ameren Illinois Mortgage for Series HH	December 10, 2014 Form 8-K, Exhibit 4.5, File No. 1-3672
4.74	Ameren Ameren Illinois	Supplemental Indenture, dated as of December 1, 2015, to Ameren Illinois Mortgage for Series II	December 14, 2015 Form 8-K, Exhibit 4.5, File No. 1-3672
4.75	Ameren Ameren Illinois	Supplemental Indenture, dated as of October 25, 2017, to the Ameren Illinois Mortgage	September 30, 2017 Form 10-Q, Exhibit 4.1, File No. 1-3672
4.76	Ameren Ameren Illinois	Supplemental Indenture, dated as of November 1, 2017, to the Ameren Illinois Mortgage for 3.70% First Mortgage Bonds due 2047	November 28, 2017 Form 8-K, Exhibit 4.2, File No. 1-3672
4.77	Ameren Ameren Illinois	Supplemental Indenture, dated as of May 1, 2018, to Ameren Illinois Mortgage for 3.80% First Mortgage Bonds due 2028	May 22, 2018 Form 8-K, Exhibit 4.2, File No. 1-3672
4.78	Ameren Ameren Illinois	Supplemental Indenture, dated as of November 1, 2018, to Ameren Illinois Mortgage for 4.50% First Mortgage Bonds due 2049	November 15, 2018 Form 8-K, Exhibit 4.2, File No. 1-3672
4.79	Ameren Ameren Illinois	Supplemental Indenture, dated as of October 15, 2019, to Ameren Illinois Mortgage for First Mortgage Bonds, Senior Notes Series CILCO-AA	September 30, 2019 Form 10-Q, Exhibit 4.3, File No. 1-3672
4.80	Ameren Ameren Illinois	Supplemental Indenture, dated as of November 1, 2019, to the Ameren Illinois Mortgage for 3.25% First Mortgage Bonds due 2050	November 26, 2019 Form 8-K, Exhibit 4.2, File No. 1-3672
4.81	Ameren Ameren Illinois	Supplemental Indenture, dated as of December 15, 2019, to the Ameren Illinois Mortgage	2019 Form 10-K, Exhibit 4.79, File No. 1-3672
4.82	Ameren Ameren Illinois	Supplemental Indenture, dated as of November 1, 2020, to Ameren Illinois Mortgage for 1.55% First Mortgage Bonds due 2030	November 23, 2020 Form 8-K, Exhibit 4.2, File No. 1-3672
4.83	Ameren Ameren Illinois	Supplemental Indenture, dated as of June 1, 2021, to Ameren Illinois Mortgage for 0.375% First Mortgage Bonds due 2023 and 2.90% First Mortgage Bonds due 2051	June 29, 2021 Form 8-K, Exhibit 4.2, File No. 1-3672
4.84	Ameren Ameren Illinois	Supplemental Indenture, dated as of August 1, 2022, to Ameren Illinois Mortgage for 3.85% First Mortgage Bonds due 2032	August 29, 2022 Form 8-K, Exhibit 4.2, File No. 1-3672
4.85	Ameren Ameren Illinois	Supplemental Indenture, dated as of November 1, 2022, to Ameren Illinois Mortgage for 5.90% First Mortgage Bonds due 2052	November 22, 2022 Form 8-K, Exhibit 4.2, File No. 1-3672
4.86	Ameren Ameren Illinois
Indenture, dated as of June 1, 2006, from Ameren Illinois (successor in interest to Illinois Power Company) to The Bank of New York Mellon Trust Company, N.A., as successor trustee (Ameren Illinois Indenture)
June 19, 2006 Form 8-K, Exhibit 4.4, File No. 1-14756
4.87	Ameren Ameren Illinois	First Supplemental Indenture, dated as of October 1, 2010, to the Ameren Illinois Indenture for Series CIPS-AA and CIPS-CC	October 7, 2010 Form 8-K, Exhibit 4.5, File No. 1-14756
4.88	Ameren Ameren Illinois	Second Supplemental Indenture to the Ameren Illinois Indenture dated as of July 21, 2011	September 30, 2011 Form 10-Q, Exhibit 4.2, File No. 1-3672
4.89	Ameren Ameren Illinois	Third Supplemental Indenture to the Ameren Illinois Indenture dated as of May 15, 2012	Exhibit 4.83, File No. 333-182258
4.90	Ameren Ameren Illinois	Fourth Supplemental Indenture to the Ameren Illinois Indenture, dated as of October 15, 2019	September 30, 2019 Form 10-Q, Exhibit 4.4, File No. 1-3672
4.91	Ameren Ameren Illinois	Ameren Illinois Indenture Company Order dated December 10, 2013, establishing the 4.80% Senior Secured Notes due 2043 (including the global note)	December 10, 2013 Form 8-K, Exhibits 4.2 and 4.3, File No. 1-3672
4.92	Ameren Ameren Illinois	Ameren Illinois Indenture Company Order dated June 30, 2014, establishing the 4.30% Senior Secured Notes due 2044 (including the global note)	June 30, 2014 Form 8-K, Exhibits 4.2 and 4.3, File No. 1-3672
4.93	Ameren Ameren Illinois	Ameren Illinois Indenture Company Order dated December 10, 2014, establishing the 3.25% Senior Secured Notes due 2025 (including the global note)	December 10, 2014 Form 8-K, Exhibits 4.2 and 4.3, File No. 1-3672
4.94	Ameren Ameren Illinois	Ameren Illinois Indenture Company Order dated December 14, 2015, establishing the 4.15% Senior Secured Notes due 2046 (including the global note)	December 14, 2015 Form 8-K, Exhibits 4.2 and 4.3, File No. 1-3672
4.95	Ameren Ameren Illinois
Ameren Illinois Indenture Company Order dated December 6, 2016, requesting the authentication of an additional $240,000,000 aggregate principal amount of 4.15% Senior Secured Notes due 2046 (including the global note)
December 6, 2016 Form 8-K, Exhibits 4.2 and 4.3, File No. 1-3672
4.96	Ameren Ameren Illinois	Ameren Illinois Indenture Company Order dated October 30, 2019, establishing Senior Notes Series CILCO-AA (including the global note)	September 30, 2019 Form 10-Q, Exhibits 4.5 and 4.6, File No. 1-3672
4.97	Ameren	Description of Ameren Securities	2021 Form 10-K, Exhibit 4.98, File No. 1-14756
4.98	Ameren Missouri	Description of Ameren Missouri Securities	2021 Form 10-K, Exhibit 4.99, File No. 1-14756
4.99	Ameren Illinois	Description of Ameren Illinois Securities	2021 Form 10-K, Exhibit 4.100, File No. 1-14756
Material Contracts
10.1	Ameren Companies	Fourth Amended Ameren Corporation System Utility Money Pool Agreement, as amended January 30, 2014	June 30, 2015 Form 10-Q, Exhibit 10.1, File No. 1-14756

Exhibit Designation	Registrant(s)	Nature of Exhibit	Previously Filed as Exhibit to:
10.2	Ameren Ameren Missouri	Amended and Restated Credit Agreement, dated as of December 6, 2022, by and among Ameren, Ameren Missouri and JP Morgan Chase Bank, N.A., as agent and the lenders party thereto	December 6, 2022 Form 8-K, Exhibit 10.1, File No. 1-2967
10.3	Ameren Ameren Illinois	Amended and Restated Credit Agreement, dated as of December 6, 2022, by and among Ameren, Ameren Illinois and JP Morgan Chase Bank, N.A., as agent and the lenders party thereto	December 6, 2022 Form 8-K, Exhibit 10.2, File No. 1-3672
10.4	Ameren	*Summary Sheet of Ameren Corporation Non-Management Director Compensation effective as of January 1, 2022	2021 Form 10-K, Exhibit 10.6, File No. 1-14756
10.5	Ameren	*Ameren’s Deferred Compensation Plan for Members of the Board of Directors amended and restated effective January 1, 2009, dated June 13, 2008	June 30, 2008 Form 10-Q, Exhibit 10.3, File No. 1-14756
10.6	Ameren	*Amendment dated October 12, 2009, to Ameren’s Deferred Compensation Plan for Members of the Board of Directors, effective January 1, 2010	2009 Form 10-K, Exhibit 10.15, File No. 1-14756
10.7	Ameren	*Amendment dated October 14, 2010, to Ameren’s Deferred Compensation Plan for Members of the Board of Directors	2010 Form 10-K, Exhibit 10.15, File No. 1-14756
10.8	Ameren	*Ameren’s Deferred Compensation Plan as amended and restated effective January 1, 2010	October 14, 2009 Form 8-K, Exhibit 10.1, File No. 1-14756
10.9	Ameren	*Amendment dated October 14, 2010 to Ameren’s Deferred Compensation Plan	2010 Form 10-K, Exhibit 10.17, File No. 1-14756
10.10	Ameren	Amendment dated November 27, 2013 to Ameren’s Deferred Compensation Plan
10.11	Ameren	Amendment dated December 20, 2013 to Ameren’s Deferred Compensation Plan
10.12	Ameren	Amendment dated December 9, 2022 to Ameren’s Deferred Compensation Plan
10.13	Ameren Companies	*2019 Ameren Executive Incentive Plan	2018 Form 10-K, Exhibit 10.14, File No. 1-14756
10.14	Ameren Companies	*2020 Ameren Short-Term Incentive Plan	2019 Form 10-K, Exhibit 10.17, File No. 1-14756
10.15	Ameren Companies	*2021 Ameren Short-Term Incentive Plan	2020 Form 10-K, Exhibit 10.16, File No. 1-14756
10.16	Ameren Companies	*2022 Ameren Short-Term Incentive Plan	2021 Form 10-K, Exhibit 10.16, File No., 1-14756
10.17	Ameren Companies	*2023 Ameren Short-Term Incentive Plan
10.18	Ameren Companies	*2020 Base Salary Table for Named Executive Officers	2019 Form 10-K, Exhibit 10.23, File No. 1-14756
10.19	Ameren Companies	*2021 Base Salary Table for Named Executive Officers	2020 Form 10-K, Exhibit 10.23, File No. 1-14756
10.20	Ameren Companies	*2022 Base Salary Table for Named Executive Officers	2021 Form 10-K, Exhibit 10.20, File No. 1-14756
10.21	Ameren Companies	*2023 Base Salary Table for Named Executive Officers
10.22	Ameren Companies	*Second Amended and Restated Ameren Corporation Change of Control Severance Plan	2008 Form 10-K, Exhibit 10.37, File No. 1-14756
10.23	Ameren Companies	*First Amendment dated October 12, 2009, to the Second Amended and Restated Ameren Change of Control Severance Plan	October 14, 2009 Form 8-K, Exhibit 10.2, File No. 1-14756
10.24	Ameren Companies	*Revised Schedule I to Second Amended and Restated Ameren Change of Control Severance Plan, as amended
10.25	Ameren Companies	*Formula for Determining 2017 Target Performance Share Unit Awards to be Issued to Named Executive Officers	2016 Form 10-K, Exhibit 10.24, File No. 1-14756
10.26	Ameren Companies	*Formula for Determining 2018 Target Performance Share Unit and Restricted Stock Unit Awards to be Issued to Named Executive Officers	2017 Form 10-K, Exhibit 10.24, File No. 1-14756
10.27	Ameren Companies	*Formula for Determining 2019 Target Performance Share Unit and Restricted Stock Unit Awards to be Issued to Named Executive Officers	2018 Form 10-K, Exhibit 10.27, File No. 1-14756
10.28	Ameren Companies	*Formula for Determining 2020 Target Performance Share Unit and Restricted Stock Unit Awards to be Issued to Named Executive Officers	2019 Form 10-K, Exhibit 10.32, File No. 1-14756
10.29	Ameren Companies	*Formula for Determining 2021 Target Performance Share Unit and Restricted Stock Unit Awards to be Issued to Named Executive Officers	2020 Form 10-K, Exhibit 10.33, File No. 1-14756
10.30	Ameren Companies	“Formula for Determining 2022 Target Performance Share Unit and Restricted Stock Unit Awards to be Issued to Named Executive Officers	2021 Form 10-K, Exhibit 10.30, File No. 1-14756
10.31	Ameren Companies	*Formula for Determining 2023 Target Performance Share Unit and Restricted Stock Unit Awards to be Issued to Named Executive Officers
10.32	Ameren Companies	*Ameren Corporation 2014 Omnibus Incentive Compensation Plan	Exhibit 99, File No. 333-196515
10.33	Ameren Companies	*Form of Performance Share Unit Award Agreement for Awards Issued in 2017 pursuant to 2014 Omnibus Incentive Compensation Plan	2016 Form 10-K, Exhibit 10.31, File No. 1-14756
10.34	Ameren Companies	*Form of Performance Share Unit Award Agreement for Awards Issued in 2018 pursuant to 2014 Omnibus Incentive Compensation Plan	December 13, 2017 Form 8-K, Exhibit 10.1, File No. 1-14756
10.35	Ameren Companies	*Form of Restricted Stock Unit Award Agreement for Awards Issued in 2018 pursuant to 2014 Omnibus Incentive Compensation Plan	December 13, 2017 Form 8-K, Exhibit 10.2, File No. 1-14756

Exhibit Designation	Registrant(s)	Nature of Exhibit	Previously Filed as Exhibit to:
10.36	Ameren Companies	*Form of Performance Share Unit Award Agreement for Awards Issued in 2019 pursuant to 2014 Omnibus Incentive Compensation Plan	2018 Form 10-K, Exhibit 10.34, File No. 1-14756
10.37	Ameren Companies	*Form of Restricted Stock Unit Award Agreement for Awards Issued in 2019 pursuant to 2014 Omnibus Incentive Compensation Plan	2018 Form 10-K, Exhibit 10.35, File No. 1-14756
10.38	Ameren Companies	*Form of Performance Share Unit Award Agreement for Awards Issued in 2020 pursuant to 2014 Omnibus Incentive Compensation Plan	2019 Form 10-K, Exhibit 10.41, File No. 1-14756
10.39	Ameren Companies	*Form of Restricted Share Unit Award Agreement for Awards Issued in 2020 pursuant to 2014 Omnibus Incentive Compensation Plan	2019 Form 10-K, Exhibit 10.42, File No. 1-14756
10.40	Ameren Companies	*Form of Performance Share Unit Award Agreement for Awards Issued in 2021 pursuant to 2014 Omnibus Incentive Compensation Plan	2020 Form 10-K, Exhibit 10.44, File No. 1-14756
10.41	Ameren Companies	*Form of Restricted Share Unit Award Agreement for Awards Issued in 2021 pursuant to 2014 Omnibus Incentive Compensation Plan	2020 Form 10-K, Exhibit 10.45, File No. 1-14756
10.42	Ameren Companies	*Form of Performance Share Unit Award Agreement for Awards Issued in 2022 pursuant to 2014 Omnibus Incentive Compensation Plan	2021 Form 10-K, Exhibit 10.42, File No. 1-14756
10.43	Ameren Companies	*Form of Restricted Share Unit Award Agreement for Awards Issued in 2022 pursuant to 2014 Omnibus Incentive Compensation Plan	2021 Form 10-K, Exhibit 10.43, File No. 1-14756
10.44	Ameren Companies	Ameren Corporation 2022 Omnibus Incentive Compensation Plan	May 13, 2022 Form 8-K, Exhibit 10.1, File No. 1-14756
10.45	Ameren Companies	Form of Performance Share Unit Award Agreement (Relative Total Shareholder Return metric) for awards issued in 2023 pursuant to 2022 Omnibus Incentive Compensation Plan
10.46	Ameren Companies	Form of Performance Share Unit Award Agreement (Clean Energy Transition metric) for awards issued in 2023 pursuant to 2022 Omnibus Incentive Compensation Plan
10.47	Ameren Companies	Form of Restrictive Stock Unit Award Agreement for awards issued in 2023 pursuant to 2022 Omnibus Incentive Compensation Plan
10.48	Ameren Companies	*Ameren Corporation Severance Plan for Ameren Officers, effective January 1, 2019	2018 Form 10-K, Exhibit 10.36, File No. 1-14756
10.49	Ameren Companies	*Ameren Supplemental Retirement Plan amended and restated effective January 1, 2008, dated June 13, 2008	June 30, 2008 Form 10-Q, Exhibit 10.1, File No. 1-14756
10.50	Ameren Companies	*First Amendment to amended and restated Ameren Supplemental Retirement Plan, dated October 24, 2008	2008 Form 10-K, Exhibit 10.44, File No. 1-14756
Subsidiaries of the Registrant
21.1	Ameren Companies	Subsidiaries of Ameren
Consent of Experts and Counsel
23.1	Ameren	Consent of Independent Registered Public Accounting Firm with respect to Ameren
23.2	Ameren Missouri	Consent of Independent Registered Public Accounting Firm with respect to Ameren Missouri
23.3	Ameren Illinois	Consent of Independent Registered Public Accounting Firm with respect to Ameren Illinois
Power of Attorney
24.1	Ameren	Powers of Attorney with respect to Ameren
24.2	Ameren Missouri	Powers of Attorney with respect to Ameren Missouri
24.3	Ameren Illinois	Powers of Attorney with respect to Ameren Illinois
Rule 13a-14(a)/15d-14(a) Certifications
31.1	Ameren	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer of Ameren
31.2	Ameren	Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer of Ameren
31.3	Ameren Missouri	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer of Ameren Missouri
31.4	Ameren Missouri	Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer of Ameren Missouri
31.5	Ameren Illinois	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer of Ameren Illinois
31.6	Ameren Illinois	Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer of Ameren Illinois
Section 1350 Certifications
32.1	Ameren	Section 1350 Certification of Principal Executive Officer and Principal Financial Officer of Ameren
32.2	Ameren Missouri	Section 1350 Certification of Principal Executive Officer and Principal Financial Officer of Ameren Missouri

Exhibit Designation	Registrant(s)	Nature of Exhibit	Previously Filed as Exhibit to:
32.3	Ameren Illinois	Section 1350 Certification of Principal Executive Officer and Principal Financial Officer of Ameren Illinois
Additional Exhibits
99.1	Ameren Companies	Amended and Restated Tax Allocation Agreement, dated as of December 22, 2022
Interactive Data Files
101.INS	Ameren Companies	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
101.SCH	Ameren Companies	XBRL Taxonomy Extension Schema Document
101.CAL	Ameren Companies	XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB	Ameren Companies	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Ameren Companies	XBRL Taxonomy Extension Presentation Linkbase Document
101.DEF	Ameren Companies	XBRL Taxonomy Extension Definition Document
104	Ameren Companies	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)
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

AMEREN CORPORATION (registrant)

Date:	February 21, 2023	By	/s/ Martin J. Lyons, Jr.
Martin J. Lyons, Jr. President and Chief Executive Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

	/s/ Martin J. Lyons, Jr.	President and Chief Executive Officer, and Director (Principal Executive Officer)	February 21, 2023
Martin J. Lyons, Jr.

	/s/ Michael L. Moehn	Executive Vice President and Chief Financial Officer (Principal Financial Officer)	February 21, 2023
Michael L. Moehn

	/s/ Theresa A. Shaw	Senior Vice President, Finance, and Chief Accounting Officer (Principal Accounting Officer)	February 21, 2023
Theresa A. Shaw

	*	Director	February 21, 2023
Warner L. Baxter

	*	Director	February 21, 2023
Cynthia J. Brinkley

	*	Director	February 21, 2023
Catherine S. Brune

	*	Director	February 21, 2023
J. Edward Coleman

	*	Director	February 21, 2023
Ward H. Dickson

	*	Director	February 21, 2023
Noelle K. Eder

	*	Director	February 21, 2023
Ellen M. Fitzsimmons

	*	Director	February 21, 2023
Rafael Flores

	*	Director	February 21, 2023
Richard J. Harshman

	*	Director	February 21, 2023
Craig S. Ivey

	*	Director	February 21, 2023
James C. Johnson

	*	Director	February 21, 2023
Steven H. Lipstein

	*	Director	February 21, 2023
Leo S. Mackay, Jr.

*By	/s/ Michael L. Moehn		February 21, 2023
Michael L. Moehn
Attorney-in-Fact

UNION ELECTRIC COMPANY (registrant)

Date:	February 21, 2023	By	/s/ Mark C. Birk
Mark C. Birk Chairman and President
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

	/s/ Mark C. Birk	Chairman and President, and Director (Principal Executive Officer)	February 21, 2023
Mark C. Birk

	/s/ Michael L. Moehn	Executive Vice President and Chief Financial Officer, and Director (Principal Financial Officer)	February 21, 2023
Michael L. Moehn

	/s/ Theresa A. Shaw	Senior Vice President, Finance, and Chief Accounting Officer (Principal Accounting Officer)	February 21, 2023
Theresa A. Shaw

	*	Director	February 21, 2023
Bhavani Amirthalingam

	*	Director	February 21, 2023
Fadi M. Diya

	*	Director	February 21, 2023
Chonda J. Nwamu

*By	/s/ Michael L. Moehn		February 21, 2023
Michael L. Moehn
Attorney-in-Fact

AMEREN ILLINOIS COMPANY (registrant)

Date:	February 21, 2023	By	/s/ Leonard P. Singh
Leonard P. Singh Chairman and President
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

	/s/ Leonard P. Singh	Chairman and President, and Director (Principal Executive Officer)	February 21, 2023
Leonard P. Singh

	/s/ Michael L. Moehn	Executive Vice President and Chief Financial Officer, and Director (Principal Financial Officer)	February 21, 2023
Michael L. Moehn

	/s/ Theresa A. Shaw	Senior Vice President, Finance, and Chief Accounting Officer, and Director (Principal Accounting Officer)	February 21, 2023
Theresa A. Shaw

	*	Director	February 21, 2023
Chonda J. Nwamu

	*	Director	February 21, 2023
Patrick E. Smith

*By	/s/ Michael L. Moehn		February 21, 2023
Michael L. Moehn
Attorney-in-Fact