Form 10-Q
period 2023-03-31
AMEREN CORP; Ameren Illinois Co; UNION ELECTRIC CO
filed 2023-05-05
CIK 1002910, 18654, 100826

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the Quarterly Period Ended March 31, 2023

OR

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from to

Commission File Number	Exact name of registrant as specified in its charter; State of Incorporation; Address and Telephone Number	IRS Employer Identification No.
1-14756	Ameren Corporation	43-1723446
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

Ameren Corporation	☐
Union Electric Company	☐
Ameren Illinois Company	☐
Indicate by check mark whether each registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Ameren Corporation	Yes	☐	No	☒
Union Electric Company	Yes	☐	No	☒
Ameren Illinois Company	Yes	☐	No	☒
The number of shares outstanding of each registrant’s classes of common stock as of April 28, 2023, was as follows:

Registrant	Title of each class of common stock	Shares outstanding
Ameren Corporation	Common stock, $0.01 par value per share	262,609,472
Union Electric Company	Common stock, $5 par value per share, held by Ameren Corporation	102,123,834
Ameren Illinois Company	Common stock, no par value, held by Ameren Corporation	25,452,373

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
CCN – Certificate of convenience and necessity.
Form 10-K – The combined Annual Report on Form 10-K for the year ended December 31, 2022, filed by the Ameren Companies with the SEC.

FORWARD-LOOKING STATEMENTS
Statements in this report not based on historical facts are considered “forward-looking” and, accordingly, involve risks and uncertainties that could cause actual results to differ materially from those discussed. Although such forward-looking statements have been made in good faith and are based on reasonable assumptions, there is no assurance that the expected results will be achieved. These statements include (without limitation) statements as to future expectations, beliefs, plans, projections, strategies, targets, estimates, objectives, events, conditions, and financial performance. In connection with the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995, we are providing this cautionary statement to identify important factors that could cause actual results to differ materially from those anticipated. The following factors, in addition to those discussed within Risk Factors in the Form 10-K, and elsewhere in this report and in our other filings with the SEC, could cause actual results to differ materially from management expectations suggested in such forward-looking statements:
•regulatory, judicial, or legislative actions, and any changes in regulatory policies and ratemaking determinations, that may change regulatory recovery mechanisms, such as those that may result from the impact of a final ruling to be issued by the United States District Court for the Eastern District of Missouri regarding its September 2019 remedy order for the Rush Island Energy Center, the MoPSC staff review of the planned Rush Island Energy Center retirement, Ameren Missouri’s electric regulatory rate review filed in August 2022 with the MoPSC, Ameren Missouri’s proposed customer energy-efficiency plan under the MEEIA filed with the MoPSC in March 2023, Ameren Illinois’ MYRP electric distribution service regulatory rate review filed in January 2023 with the ICC, Ameren Illinois’ natural gas regulatory rate review filed in January 2023 with the ICC, Ameren Illinois’ electric distribution service revenue requirement reconciliation adjustment request filed with the ICC in April 2023, and the August 2022 United States Court of Appeals for the District of Columbia Circuit ruling that vacated FERC’s MISO ROE-determining orders and remanded the proceedings to the FERC;
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
•the effect and duration of Ameren Illinois’ election to utilize MYRPs for electric distribution service ratemaking effective for rates beginning in 2024, including the effect of the reconciliation cap on the electric distribution revenue requirement;
•the effect on Ameren Missouri of any customer rate caps or limitations on increasing the electric service revenue requirement pursuant to Ameren Missouri’s election to use the PISA;
•Ameren Missouri’s ability to construct and/or acquire wind, solar, and other renewable energy generation facilities and battery storage, as well as natural gas-fired combined cycle energy centers, retire fossil fuel-fired energy centers, and implement new or existing customer energy-efficiency programs, including any such construction, acquisition, retirement, or implementation in connection with its Smart Energy Plan, integrated resource plan, or emissions reduction goals, and to recover its cost of investment, a related return, and, in the case of customer energy-efficiency programs, any lost margins in a timely manner, each of which is affected by the ability to obtain all necessary regulatory and project approvals, including CCNs from the MoPSC or any other required approvals for the addition of renewable resources;
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
•the effects of changes in federal, state, or local tax laws or rates, including the effects of the IRA and the 15% minimum tax on adjusted financial statement income, as well as additional regulations, interpretations, amendments, or technical corrections to or in connection with the IRA, and challenges, if any, to the tax positions taken by the Ameren Companies, as well as resulting effects on customer rates and the recoverability of the minimum tax imposed under the IRA;
•the effects on energy prices and demand for our services resulting from technological advances, including advances in customer energy efficiency, electric vehicles, electrification of various industries, energy storage, and private generation sources, which generate electricity at the site of consumption and are becoming more cost-competitive;
•the cost and availability of fuel, such as low-sulfur coal, natural gas, and enriched uranium used to produce electricity; the cost and availability of natural gas for distribution and purchased power, including capacity, zero emission credits, renewable energy credits, and emission allowances; and the level and volatility of future market prices for such commodities and credits;
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
•the ability to obtain sufficient insurance, or, in the absence of insurance, the ability to timely recover uninsured losses from our customers;
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
•disruptions of the capital and credit markets, deterioration in credit metrics of the Ameren Companies, or other events that may have an adverse effect on the cost or availability of capital, including short-term credit and liquidity, and our ability to access the capital and credit markets on reasonable terms when needed;
•the actions of credit rating agencies and the effects of such actions;
•the impact of weather conditions and other natural phenomena on us and our customers, including the impact of system outages and the level of wind and solar resources;
•the construction, installation, performance, and cost recovery of generation, transmission, and distribution assets;
•the ability to maintain system reliability during the transition to clean energy generation by Ameren Missouri and the electric utility industry, including within the MISO, as well as Ameren Missouri’s ability to meet generation capacity obligations;
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
•the impact of current environmental laws and new, more stringent, or changing requirements, including those related to NSR, CO2, NOx, and other emissions and discharges, Illinois emission standards, cooling water intake structures, CCR, energy efficiency, and wildlife protection, that could limit or terminate the operation of certain of Ameren Missouri’s energy centers, increase our operating costs or investment requirements, result in an impairment of our assets, cause us to sell our assets, reduce our customers’ demand for electricity or natural gas, or otherwise have a negative financial effect;
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
•legal and administrative proceedings;
•pandemics or other health events, including the COVID-19 pandemic, and their impacts on our results of operations, financial position, and liquidity; and
•the impacts of the Russian invasion of Ukraine, related sanctions imposed by the U.S. and other governments, and any broadening of the conflict, including potential impacts on the cost and availability of fuel, natural gas, enriched uranium, and other commodities, materials, and services, the inability of our counterparties to perform their obligations, disruptions in the capital and credit markets, and other impacts on business, economic, and geopolitical conditions, including inflation.
New factors emerge from time to time, and it is not possible for us to predict all of such factors, nor can we assess the impact of each such factor on the business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained or implied in any forward-looking statement. Given these uncertainties, undue reliance should not be placed on these forward-looking statements. Except to the extent required by the federal securities laws, we undertake no obligation to update or revise publicly any forward-looking statements to reflect new information or future events.

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS.

AMEREN CORPORATION
CONSOLIDATED STATEMENT OF INCOME AND COMPREHENSIVE INCOME
(Unaudited) (In millions, except per share amounts)

	Three Months Ended March 31,
	2023	2022
Operating Revenues:
Electric	$1,590	$1,318
Natural gas	472	561
Total operating revenues	2,062	1,879
Operating Expenses:
Fuel	113	176
Purchased power	495	177
Natural gas purchased for resale	208	293
Other operations and maintenance	448	461
Depreciation and amortization	320	299
Taxes other than income taxes	127	142
Total operating expenses	1,711	1,548
Operating Income	351	331
Other Income, Net	78	60
Interest Charges	127	104
Income Before Income Taxes	302	287
Income Taxes	37	34
Net Income	265	253
Less: Net Income Attributable to Noncontrolling Interests	1	1
Net Income Attributable to Ameren Common Shareholders	$264	$252

Net Income	$265	$253
Other Comprehensive Income (Loss), Net of Taxes
Pension and other postretirement benefit plan activity, net of income taxes of $— and $—, respectively	(1)	1
Comprehensive Income	264	254
Less: Comprehensive Income Attributable to Noncontrolling Interests	1	1
Comprehensive Income Attributable to Ameren Common Shareholders	$263	$253

Earnings per Common Share – Basic	$1.01	$0.98

Earnings per Common Share – Diluted	$1.00	$0.97

Weighted-average Common Shares Outstanding – Basic	262.2	257.9
Weighted-average Common Shares Outstanding – Diluted	263.1	259.0
The accompanying notes are an integral part of these consolidated financial statements.

AMEREN CORPORATION
CONSOLIDATED BALANCE SHEET
(Unaudited) (In millions, except per share amounts)

	March 31, 2023	December 31, 2022
ASSETS
Current Assets:
Cash and cash equivalents	$10	$10
Accounts receivable – trade (less allowance for doubtful accounts of $34 and $31, respectively)	625	600
Unbilled revenue	299	446
Miscellaneous accounts receivable	62	54
Inventories	630	667
Current regulatory assets	292	354
Investment in industrial development revenue bonds	—	240
Current collateral assets	29	142
Other current assets	115	155
Total current assets	2,062	2,668
Property, Plant, and Equipment, Net	31,735	31,262
Investments and Other Assets:
Nuclear decommissioning trust fund	1,019	958
Goodwill	411	411
Regulatory assets	1,599	1,426
Pension and other postretirement benefits	423	411
Other assets	815	768
Total investments and other assets	4,267	3,974
TOTAL ASSETS	$38,064	$37,904
LIABILITIES AND EQUITY
Current Liabilities:
Current maturities of long-term debt	$100	$340
Short-term debt	1,248	1,070
Accounts and wages payable	664	1,159
Other current liabilities	745	797
Total current liabilities	2,757	3,366
Long-term Debt, Net	14,181	13,685
Deferred Credits and Other Liabilities:
Accumulated deferred income taxes and tax credits, net	3,856	3,804
Regulatory liabilities	5,395	5,309
Asset retirement obligations	769	763
Other deferred credits and liabilities	370	340
Total deferred credits and other liabilities	10,390	10,216
Commitments and Contingencies (Notes 2, 9, and 10)
Shareholders’ Equity:
Common stock, $.01 par value, 400.0 shares authorized – shares outstanding of 262.6 and 262.0, respectively	3	3
Other paid-in capital, principally premium on common stock	6,861	6,860
Retained earnings	3,745	3,646
Accumulated other comprehensive loss	(2)	(1)
Total shareholders’ equity	10,607	10,508
Noncontrolling Interests	129	129
Total equity	10,736	10,637
TOTAL LIABILITIES AND EQUITY	$38,064	$37,904
The accompanying notes are an integral part of these consolidated financial statements.

AMEREN CORPORATION
CONSOLIDATED STATEMENT OF CASH FLOWS
(Unaudited) (In millions)
	Three Months Ended March 31,
	2023	2022
Cash Flows From Operating Activities:
Net income	$265	$253
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	350	324
Amortization of nuclear fuel	19	22
Amortization of debt issuance costs and premium/discounts	3	4
Deferred income taxes and investment tax credits, net	35	31
Allowance for equity funds used during construction	(9)	(8)
Stock-based compensation costs	8	4
Other	(6)	11
Changes in assets and liabilities:
Receivables	112	(117)
Inventories	37	72
Accounts and wages payable	(362)	(235)
Taxes accrued	50	47
Regulatory assets and liabilities	(40)	75
Assets, other	(14)	(10)
Liabilities, other	(6)	(39)
Pension and other postretirement benefits	(58)	(15)
Counterparty collateral, net	112	(31)
Net cash provided by operating activities	496	388
Cash Flows From Investing Activities:
Capital expenditures	(931)	(774)
Nuclear fuel expenditures	(20)	(16)
Purchases of securities – nuclear decommissioning trust fund	(29)	(97)
Sales and maturities of securities – nuclear decommissioning trust fund	17	92
Other	(1)	15
Net cash used in investing activities	(964)	(780)
Cash Flows From Financing Activities:
Dividends on common stock	(165)	(152)
Dividends paid to noncontrolling interest holders	(1)	(1)
Short-term debt, net	179	555
Issuances of long-term debt	499	—
Issuances of common stock	5	5
Employee payroll taxes related to stock-based compensation	(20)	(16)
Debt issuance costs	(5)	—
Other	(3)	—
Net cash provided by financing activities	489	391
Net change in cash, cash equivalents, and restricted cash	21	(1)
Cash, cash equivalents, and restricted cash at beginning of year	216	155
Cash, cash equivalents, and restricted cash at end of period	$237	$154
The accompanying notes are an integral part of these consolidated financial statements.

AMEREN CORPORATION
CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY
(Unaudited) (In millions, except per share amounts)

	Three Months Ended March 31,
	2023	2022
Common Stock	$3	$3

Other Paid-in Capital:
Beginning of year	6,860	6,502
Shares issued under the DRPlus and 401(k) plan	12	13
Stock-based compensation activity	(11)	(8)
Other paid-in capital, end of period	6,861	6,507

Retained Earnings:
Beginning of year	3,646	3,182
Net income attributable to Ameren common shareholders	264	252
Dividends on common stock	(165)	(152)
Retained earnings, end of period	3,745	3,282

Accumulated Other Comprehensive Income (Loss):
Deferred retirement benefit costs, beginning of year	(1)	13
Change in deferred retirement benefit costs	(1)	1
Deferred retirement benefit costs, end of period	(2)	14
Total accumulated other comprehensive income (loss), end of period	(2)	14
Total Shareholders’ Equity	$10,607	$9,806

Noncontrolling Interests:
Beginning of year	129	129
Net income attributable to noncontrolling interest holders	1	1
Dividends paid to noncontrolling interest holders	(1)	(1)
Noncontrolling interests, end of period	129	129
Total Equity	$10,736	$9,935

Common stock shares outstanding at beginning of year	262.0	257.7
Shares issued under the DRPlus and 401(k) plan	0.1	0.1
Shares issued for stock-based compensation	0.5	0.4
Common stock shares outstanding at end of period	262.6	258.2

Dividends per common share	$0.63	$0.59
The accompanying notes are an integral part of these consolidated financial statements.

UNION ELECTRIC COMPANY (d/b/a AMEREN MISSOURI)
CONSOLIDATED STATEMENT OF INCOME
(Unaudited) (In millions)

	Three Months Ended March 31,
	2023	2022
Operating Revenues:
Electric	$841	$738
Natural gas	82	80
Total operating revenues	923	818
Operating Expenses:
Fuel	113	176
Purchased power	208	50
Natural gas purchased for resale	47	46
Other operations and maintenance	239	232
Depreciation and amortization	176	164
Taxes other than income taxes	80	85
Total operating expenses	863	753
Operating Income	60	65
Other Income, Net	19	23
Interest Charges	51	39
Income Before Income Taxes	28	49
Income Taxes Benefit	(1)	(2)
Net Income	29	51
Preferred Stock Dividends	1	1
Net Income Available to Common Shareholder	$28	$50
The accompanying notes as they relate to Ameren Missouri are an integral part of these consolidated financial statements.

UNION ELECTRIC COMPANY (d/b/a AMEREN MISSOURI)
CONSOLIDATED BALANCE SHEET
(Unaudited) (In millions, except per share amounts)

	March 31, 2023	December 31, 2022
ASSETS
Current Assets:
Cash and cash equivalents	$3	$—
Accounts receivable – trade (less allowance for doubtful accounts of $12 and $13, respectively)	205	244
Accounts receivable – affiliates	70	51
Unbilled revenue	148	184
Miscellaneous accounts receivable	18	18
Inventories	475	434
Current regulatory assets	194	254
Investment in industrial development revenue bonds	—	240
Current collateral assets	29	101
Other current assets	40	66
Total current assets	1,182	1,592
Property, Plant, and Equipment, Net	16,326	16,124
Investments and Other Assets:
Nuclear decommissioning trust fund	1,019	958
Regulatory assets	628	594
Pension and other postretirement benefits	102	98
Other assets	136	140
Total investments and other assets	1,885	1,790
TOTAL ASSETS	$19,393	$19,506
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Current maturities of long-term debt	$—	$240
Short-term debt	197	329
Accounts and wages payable	294	606
Accounts payable – affiliates	36	43
Taxes accrued	76	29
Interest accrued	50	63
Other current liabilities	187	260
Total current liabilities	840	1,570
Long-term Debt, Net	6,341	5,846
Deferred Credits and Other Liabilities:
Accumulated deferred income taxes and tax credits, net	2,003	1,982
Regulatory liabilities	2,934	2,871
Asset retirement obligations	765	759
Other deferred credits and liabilities	55	51
Total deferred credits and other liabilities	5,757	5,663
Commitments and Contingencies (Notes 2, 8, 9, and 10)
Shareholders’ Equity:
Common stock, $5 par value, 150.0 shares authorized – 102.1 shares outstanding	511	511
Other paid-in capital, principally premium on common stock	2,725	2,725
Preferred stock	80	80
Retained earnings	3,139	3,111
Total shareholders’ equity	6,455	6,427
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$19,393	$19,506
The accompanying notes as they relate to Ameren Missouri are an integral part of these consolidated financial statements.

UNION ELECTRIC COMPANY (d/b/a AMEREN MISSOURI)
CONSOLIDATED STATEMENT OF CASH FLOWS
(Unaudited) (In millions)

	Three Months Ended March 31,
	2023	2022
Cash Flows From Operating Activities:
Net income	$29	$51
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	205	189
Amortization of nuclear fuel	19	22
Amortization of debt issuance costs and premium/discounts	2	1
Deferred income taxes and investment tax credits, net	15	4
Allowance for equity funds used during construction	(4)	(4)
Other	(3)	—
Changes in assets and liabilities:
Receivables	74	7
Inventories	(41)	5
Accounts and wages payable	(238)	(201)
Taxes accrued	38	41
Regulatory assets and liabilities	14	(3)
Assets, other	2	10
Liabilities, other	(11)	(23)
Pension and other postretirement benefits	(21)	(4)
Counterparty collateral, net	73	(39)
Net cash provided by operating activities	153	56
Cash Flows From Investing Activities:
Capital expenditures	(481)	(414)
Nuclear fuel expenditures	(20)	(16)
Purchases of securities – nuclear decommissioning trust fund	(29)	(97)
Sales and maturities of securities – nuclear decommissioning trust fund	17	92
Other	—	18
Net cash used in investing activities	(513)	(417)
Cash Flows From Financing Activities:
Dividends on preferred stock	(1)	(1)
Short-term debt, net	(132)	363
Issuances of long-term debt	499	—
Debt issuance costs	(5)	—
Other	(3)	—
Net cash provided by financing activities	358	362
Net change in cash, cash equivalents, and restricted cash	(2)	1
Cash, cash equivalents, and restricted cash at beginning of year	13	8
Cash, cash equivalents, and restricted cash at end of period	$11	$9
The accompanying notes as they relate to Ameren Missouri are an integral part of these consolidated financial statements.

UNION ELECTRIC COMPANY (d/b/a AMEREN MISSOURI)
CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY
(Unaudited) (In millions)

	Three Months Ended March 31,
	2023	2022
Common Stock	$511	$511

Other Paid-in Capital	2,725	2,725

Preferred Stock	80	80

Retained Earnings:
Beginning of year	3,111	2,595
Net income	29	51
Dividends on preferred stock	(1)	(1)
Retained earnings, end of period	3,139	2,645

Total Shareholders’ Equity	$6,455	$5,961
The accompanying notes as they relate to Ameren Missouri are an integral part of these consolidated financial statements.

AMEREN ILLINOIS COMPANY (d/b/a AMEREN ILLINOIS)
STATEMENT OF INCOME
(Unaudited) (In millions)

	Three Months Ended March 31,
	2023	2022
Operating Revenues:
Electric	$710	$543
Natural gas	391	481
Total operating revenues	1,101	1,024
Operating Expenses:
Purchased power	287	131
Natural gas purchased for resale	161	247
Other operations and maintenance	202	223
Depreciation and amortization	133	124
Taxes other than income taxes	42	53
Total operating expenses	825	778
Operating Income	276	246
Other Income, Net	37	24
Interest Charges	47	42
Income Before Income Taxes	266	228
Income Taxes	68	59
Net Income Available to Common Shareholder	$198	$169
The accompanying notes as they relate to Ameren Illinois are an integral part of these financial statements.

AMEREN ILLINOIS COMPANY (d/b/a AMEREN ILLINOIS)
BALANCE SHEET
(Unaudited) (In millions)

	March 31, 2023	December 31, 2022
ASSETS
Current Assets:
Cash and cash equivalents	$—	$—
Accounts receivable – trade (less allowance for doubtful accounts of $22 and $18, respectively)	406	341
Accounts receivable – affiliates	14	12
Unbilled revenue	151	262
Miscellaneous accounts receivable	32	23
Inventories	155	233
Current regulatory assets	89	87
Other current assets	36	98
Total current assets	883	1,056
Property, Plant, and Equipment, Net	13,602	13,353
Investments and Other Assets:
Goodwill	411	411
Regulatory assets	954	821
Pension and other postretirement benefits	324	318
Other assets	510	482
Total investments and other assets	2,199	2,032
TOTAL ASSETS	$16,684	$16,441
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Current maturities of long-term debt	$100	$100
Short-term debt	324	264
Accounts and wages payable	304	451
Accounts payable – affiliates	117	93
Other current liabilities	398	383
Total current liabilities	1,243	1,291
Long-term Debt, Net	4,736	4,735
Deferred Credits and Other Liabilities:
Accumulated deferred income taxes and investment tax credits, net	1,744	1,699
Regulatory liabilities	2,334	2,313
Other deferred credits and liabilities	261	235
Total deferred credits and other liabilities	4,339	4,247
Commitments and Contingencies (Notes 2, 8, and 9)
Shareholders’ Equity:
Common stock, no par value, 45.0 shares authorized – 25.5 shares outstanding	—	—
Other paid-in capital	2,929	2,929
Preferred stock	49	49
Retained earnings	3,388	3,190
Total shareholders’ equity	6,366	6,168
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$16,684	$16,441
The accompanying notes as they relate to Ameren Illinois are an integral part of these financial statements.

AMEREN ILLINOIS COMPANY (d/b/a AMEREN ILLINOIS)
STATEMENT OF CASH FLOWS
(Unaudited) (In millions)

	Three Months Ended March 31,
	2023	2022
Cash Flows From Operating Activities:
Net income	$198	$169
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	133	124
Amortization of debt issuance costs and premium/discounts	1	3
Deferred income taxes and investment tax credits, net	37	27
Allowance for equity funds used during construction	(4)	(4)
Other	6	2
Changes in assets and liabilities:
Receivables	26	(126)
Inventories	78	67
Accounts and wages payable	(112)	(18)
Taxes accrued	25	32
Regulatory assets and liabilities	(52)	79
Assets, other	(8)	(18)
Liabilities, other	30	5
Pension and other postretirement benefits	(24)	(8)
Counterparty collateral, net	39	8
Net cash provided by operating activities	373	342
Cash Flows From Investing Activities:
Capital expenditures	(407)	(342)
Net cash used in investing activities	(407)	(342)
Cash Flows From Financing Activities:
Short-term debt, net	60	4
Net cash provided by financing activities	60	4
Net change in cash, cash equivalents, and restricted cash	26	4
Cash, cash equivalents and restricted cash at beginning of year	191	133
Cash, cash equivalents, and restricted cash at end of period	$217	$137
The accompanying notes as they relate to Ameren Illinois are an integral part of these financial statements.

AMEREN ILLINOIS COMPANY (d/b/a AMEREN ILLINOIS)
STATEMENT OF SHAREHOLDERS’ EQUITY
(Unaudited) (In millions)

	Three Months Ended March 31,
	2023	2022
Common Stock	$—	$—

Other Paid-in Capital	2,929	2,914

Preferred Stock	49	49

Retained Earnings:
Beginning of year	3,190	2,677
Net income	198	169
Retained earnings, end of period	3,388	2,846

Total Shareholders’ Equity	$6,366	$5,809
The accompanying notes as they relate to Ameren Illinois are an integral part of these financial statements.

AMEREN CORPORATION (Consolidated)
UNION ELECTRIC COMPANY (Consolidated) (d/b/a Ameren Missouri)
AMEREN ILLINOIS COMPANY (d/b/a Ameren Illinois)
COMBINED NOTES TO FINANCIAL STATEMENTS
(Unaudited)
March 31, 2023
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
Variable Interest Entities
As of March 31, 2023, and December 31, 2022, Ameren had unconsolidated variable interests as a limited partner in various equity method investments, primarily to advance clean and resilient energy technologies, totaling $72 million and $68 million, respectively, included in “Other assets” on Ameren’s consolidated balance sheet. Any earnings or losses related to these investments are included in “Other Income, Net” on Ameren’s consolidated statement of income and comprehensive income. Ameren is not the primary beneficiary of these investments because it does not have the power to direct matters that most significantly affect the activities of these variable interest entities. As of March 31, 2023, the maximum exposure to loss related to these variable interests is limited to the investment in these partnerships of $72 million plus associated outstanding funding commitments of $17 million.
COLI
Ameren and Ameren Illinois have COLI, which is recorded at the net cash surrender value. The net cash surrender value is the amount that can be realized under the insurance policies at the balance sheet date. As of March 31, 2023, the cash surrender value of COLI at Ameren and Ameren Illinois was $254 million (December 31, 2022 – $246 million) and $120 million (December 31, 2022 – $118 million), respectively, while total borrowings against the policies were $110 million (December 31, 2022 – $110 million) at both Ameren and Ameren Illinois. Ameren and Ameren Illinois have the right to offset the borrowings against the cash surrender value of the policies and, consequently, present the net asset in “Other assets” on their respective balance sheets. The net cash surrender value of Ameren’s COLI is affected by the investment performance of a separate account in which Ameren holds a beneficial interest.
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
Missouri
2022 Electric Service Regulatory Rate Review
In August 2022, Ameren Missouri filed a request with the MoPSC seeking approval to increase its annual revenues for electric service by $316 million. In April 2023, Ameren Missouri, the MoPSC staff, the MoOPC, and certain intervenors filed a nonunanimous stipulation and agreement with the MoPSC to increase Ameren Missouri’s annual revenues for electric service by $140 million. The remaining intervenors did not object to the agreement. The stipulation and agreement, which is subject to MoPSC approval, did not specify an allowed ROE, capital structure, rate base, or any rate base disallowances. The stipulation and agreement includes the continued use of the FAC and trackers for pension and postretirement benefits, uncertain income tax positions, certain excess deferred income taxes, and renewable energy standard costs that the MoPSC previously authorized in earlier electric rate orders, as well as the use of an electric property tax tracker. It also includes a tracker for future production and investment tax credits and proceeds from the sale of tax credits allowed under the IRA. For additional information regarding the property tax tracker and the IRA, see Note 2 – Rate and Regulatory Matters and Note 12 – Income Taxes under Part II, Item 8, in the Form 10-K.
A decision by the MoPSC on the nonunanimous stipulation and agreement is expected by June 2023, with new rates expected to take effect on July 1, 2023. Ameren Missouri cannot predict whether the MoPSC will approve the stipulation and agreement, or, if approved, whether any application for rehearing or appeal will be filed, or the outcome if so filed. In addition, if the MoPSC does not approve the stipulation and agreement, Ameren Missouri cannot predict the level of any electric service rate change the MoPSC may approve, whether the requested regulatory recovery mechanisms will be approved, or whether any rate change that may eventually be approved will be sufficient for Ameren Missouri to recover its costs and earn a reasonable return on its investments when the rate change goes into effect.
Solar Generation Facilities
In 2022, Ameren Missouri, through its subsidiaries, entered into build-transfer agreements to acquire, after construction, the solar facilities below. The following table provides information with respect to each build-transfer agreement:

	Boomtown Solar Project(a)	Huck Finn Solar Project(b)
Agreement date	February 2022	June 2022
Developer	Invenergy Renewables, LLC	EDF Renewables, Inc.
Facility size	150-MW	200-MW
Location	Southeastern Illinois	Central Missouri
Status of MoPSC CCN	Approved April 2023	Approved February 2023
Status of FERC approval of acquisition	Expect to request by mid-2023	Received March 2023
Expected completion date(c)	As early as fourth quarter 2024	As early as fourth quarter 2024
(a)The Boomtown Solar Project is expected to support Ameren Missouri’s transition to renewable energy generation and serve customers under the Renewable Solutions Program discussed below.
(b)The Huck Finn Solar Project represents approximately $0.35 billion of capital expenditures and is expected to support Ameren Missouri’s compliance with the state of Missouri’s requirement of achieving 15% of retail sales from renewable energy sources, of which 2% must be derived from solar energy sources.
(c)The expected completion dates may be impacted by the timing of FERC approval for the Boomtown Solar Project and potential sourcing issues resulting from a United States Department of Commerce investigation of solar panel components imported from four Southeast Asian countries initiated in March 2022 and the detention of certain solar panel components sourced from China as a result of the Uyghur Forced Labor Prevention Act that became effective in June 2022.
Renewable Solutions Program
The April 2023 MoPSC order approving the CCN for the Boomtown Solar Project also approved Ameren Missouri’s Renewable Solutions Program and a tariff related to participation in the program. The program will allow certain commercial, industrial, and governmental customers who enroll in the program to receive up to 100% of their energy from renewable resources.
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
MEEIA
In March 2023, Ameren Missouri filed a proposed customer energy-efficiency plan with the MoPSC under the MEEIA. This filing proposed a three-year plan, which includes a portfolio of customer energy-efficiency programs, along with the continued use of the MEEIA rider, which allows Ameren Missouri to collect from, or refund to, customers any difference in actual MEEIA program costs and related lost electric margins and the amounts collected from customers. If the plan is approved, Ameren Missouri intends to invest $122 million annually in the proposed customer energy-efficiency programs from 2024 to 2026. In addition, Ameren Missouri requested performance incentives applicable to each plan year to earn additional revenues by achieving certain customer energy-efficiency and target spending goals. If 100% of the goals are achieved, Ameren Missouri would earn additional revenues totaling $55 million over the three-year plan. Ameren Missouri also requested additional performance incentives applicable to each plan year totaling up to $14 million over the three-year plan, if Ameren Missouri exceeds 100% of the goals. The MoPSC is under no deadline to issue an order in this proceeding.
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
Under an MYRP, the IETL permits any initial rate increase to be phased in, with at least 50% of the first annual period’s approved rate increase reflected in rates in the first annual period, with the remaining portion deferred as a regulatory asset that earns a return at the applicable WACC and is collected from customers over a period not to exceed two years beginning within one year after the second annual period’s rates are effective. Ameren Illinois’ MYRP filing utilizes this phase-in provision and proposes to defer 50% of the requested 2024 rate increase of $171 million as a regulatory asset to be collected from customers in 2026. Ameren Illinois recognizes revenues when amounts are expected to be collected from customers within two years from the end of an applicable year. An ICC decision in this proceeding is required by December 2023, with new rates effective starting in January 2024. Ameren Illinois cannot predict the level of any electric distribution service rate change the ICC may approve, or whether any rate change that may eventually be approved will be sufficient for Ameren Illinois to recover its costs to the extent those costs are subject to and exceed the reconciliation cap discussed below and earn a reasonable return on its investments when the rate change goes into effect.
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

Under the MYRP, the ROE approved by the ICC will be subject to annual adjustments during the four-year period based on seven performance metrics. In 2022, the ICC issued an order approving total ROE incentives and penalties of 24 basis points, allocated among the seven performance metrics. These performance metrics include improvements in service reliability in both the frequency and duration of outages, a reduction in peak loads, an increased percentage of spend with diverse suppliers, a reduction in disconnections for certain customers, and improved timeliness in response to customer requests for interconnection of distributed energy resources. These performance metrics will apply annually from 2024 through 2027 under the MYRP, and the impact of any incentives and penalties will be excluded from the reconciliation cap described above.
2022 Electric Distribution Revenue Requirement Reconciliation Adjustment Request
In April 2023, Ameren Illinois filed for a reconciliation adjustment to its 2022 electric distribution service revenue requirement with the ICC, requesting recovery of $127 million. The reconciliation adjustment reflects Ameren Illinois’ actual 2022 recoverable costs, year-end rate base, and capital structure, which was composed of 53.99% common equity. An ICC decision in this proceeding is required by December 2023, and any approved adjustment would be collected from customers in 2024.
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
Federal
FERC Complaint Cases
Since November 2013, the allowed base ROE for FERC-regulated transmission rate base under the MISO tariff has been subject to customer complaint cases and has been changed by various FERC orders. In May 2020, the FERC issued an order, which set the allowed base ROE to 10.02%, and required refunds, with interest, for the periods November 2013 to February 2015 and from late September 2016 forward. Ameren and Ameren Illinois paid these refunds, including interest, by March 31, 2022. In June and July 2020, Ameren Missouri, Ameren Illinois, and ATXI, as well as various customers, petitioned the United States Court of Appeals for the District of Columbia Circuit for review of the May 2020 order, challenging certain aspects of the new ROE methodology established. The petition filed by Ameren Missouri, Ameren Illinois, and ATXI challenged the refunds required for the period from September 2016 to May 2020. In August 2022, the court issued a ruling that granted the customers’ petition for review, vacated the FERC’s previous MISO ROE-determining orders, and remanded the proceedings to the FERC. The court elected not to rule on the issues raised by Ameren Missouri, Ameren Illinois, and ATXI; however, they may raise the issues again in the future. The currently allowed base ROE of 10.02% will remain effective for customer billings, but is subject to refund if the base ROE is changed by the FERC in a future order. The FERC is under no deadline to issue an order related to these proceedings. A 50 basis point change in the FERC-allowed ROE would affect Ameren’s and Ameren Illinois’ annual revenue by an estimated $19 million and $13 million, respectively, based on each company’s 2023 projected rate base.
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
Short-term Borrowings
The Missouri Credit Agreement and the Illinois Credit Agreement are available to support issuances under Ameren (parent)’s, Ameren Missouri’s, and Ameren Illinois’ commercial paper programs, respectively, subject to borrowing sublimits, and the issuance of letters of credit. As of March 31, 2023, based on commercial paper outstanding and letters of credit issued under the Credit Agreements, along with cash and cash equivalents, the net liquidity available to Ameren (parent), Ameren Missouri, and Ameren Illinois, collectively, was $1.4 billion. The Ameren Companies were in compliance with the covenants in their Credit Agreements as of March 31, 2023. As of March 31, 2023, the ratios of consolidated indebtedness to consolidated total capitalization, calculated in accordance with the provisions of the Credit Agreements, were 59%, 51%, and 45% for Ameren, Ameren Missouri, and Ameren Illinois, respectively.

The following table presents commercial paper outstanding, net of issuance discounts, as of March 31, 2023, and December 31, 2022. There were no borrowings outstanding under the Credit Agreements as of March 31, 2023, or December 31, 2022.

	March 31, 2023	December 31, 2022
Ameren (parent)	$727	$477
Ameren Missouri	197	329
Ameren Illinois	324	264
Ameren consolidated	$1,248	$1,070
The following table summarizes the activity and relevant interest rates for Ameren (parent)’s, Ameren Missouri’s, and Ameren Illinois’ commercial paper issuances and borrowings under the Credit Agreements in the aggregate for the three months ended March 31, 2023 and 2022:

	Ameren (parent)	Ameren Missouri	Ameren Illinois	Ameren Consolidated
2023
Average daily amount outstanding	$506	$436	$233	$1,175
Weighted-average interest rate	4.89%	4.86%	4.89%	4.88%
Peak amount outstanding during period(a)	$728	$592	$325	$1,381
Peak interest rate	5.55%	5.55%	5.60%	5.60%
2022
Average daily amount outstanding	$282	$408	$99	$789
Weighted-average interest rate	0.41%	0.44%	0.33%	0.41%
Peak amount outstanding during period(a)	$466	$539	$142	$1,101
Peak interest rate	1.05%	1.06%	1.15%	1.15%
(a)The timing of peak outstanding commercial paper issuances and borrowings under the Credit Agreements varies by company. Therefore, the sum of individual company peak amounts may not equal the Ameren consolidated peak for the period.
Money Pools
Ameren has money pool agreements with and among its subsidiaries to coordinate and provide for certain short-term cash and working capital requirements. The average interest rate for borrowings under the utility money pool for the three months ended March 31, 2023, was 4.80% (2022 – 0.39%). See Note 8 – Related-party Transactions for the amount of interest income and expense from the utility money pool arrangements recorded by Ameren Missouri and Ameren Illinois for the three months ended March 31, 2023 and 2022.
NOTE 4 – LONG-TERM DEBT AND EQUITY FINANCINGS
Ameren
For the three months ended March 31, 2023, Ameren issued a total of 0.1 million shares of common stock under its DRPlus and 401(k) plan, and received proceeds of $5 million and had a receivable of $7 million. In addition, in the first quarter of 2023, Ameren issued 0.5 million shares of common stock valued at $37 million upon the settlement of stock-based compensation awards.
There were no shares issued under the ATM program for the three months ended March 31, 2023. As of March 31, 2023, Ameren had approximately $980 million of common stock available for sale under the ATM program, which takes into account the forward sale agreements in effect as of March 31, 2023, discussed below. As of April 30, 2023, Ameren had multiple forward sale agreements that could be settled under the ATM program with various counterparties relating to 3.8 million shares of common stock.
The forward sale agreements outstanding as of March 31, 2023, can be settled at Ameren’s discretion on or prior to dates ranging from January 10, 2024 to October 3, 2024. On a settlement date or dates, if Ameren elects to physically settle a forward sale agreement, Ameren will issue shares of common stock to the counterparties at the then-applicable forward sale price. The initial forward sale price for the agreements ranged from $89.31 to $94.80, with an average initial forward sale price of $92.66. Each initial forward sale price is subject to adjustment based on a floating interest rate factor equal to the overnight bank funding rate less a spread of 75 basis points, and will be subject to decrease on certain dates specified in the forward sale agreements by specified amounts related to expected dividends on shares of the common stock during the term of the forward sale agreements. If the overnight bank funding rate is less than the spread on any day, the interest rate factor will result in a reduction of the forward sale price. The forward sale agreements will be physically settled unless Ameren elects to settle in cash or to net share settle. At March 31, 2023, Ameren could have settled the forward sale agreements with physical delivery of 3.4 million shares of common stock to the respective counterparties in exchange for cash of $317 million. Alternatively, the forward sale agreements could have also been settled at March 31, 2023, with the counterparties delivering approximately $21 million of cash or approximately 0.2 million shares of common stock to Ameren. In connection with the forward sale agreements, the various counterparties, or their affiliates, borrowed from third parties and sold 3.4 million shares of common stock. The gross sales price of these shares totaled $321 million. In connection with such sales, the counterparties were deemed to have received commissions of $3 million. Ameren has not received any proceeds from such sales of borrowed shares. The forward sale agreements have been classified as equity transactions.
In April 2023, Ameren entered into a forward sale agreement under the ATM program relating to 0.4 million shares of common stock. The April 2023 forward sale agreement can be settled at Ameren’s discretion on or prior to January 14, 2025. The initial forward sale price was $89.11.
Ameren Missouri
In January 2023, Ameren Missouri and Audrain County mutually agreed to terminate a financing obligation agreement related to the CT energy center in Audrain County, which was scheduled to expire in December 2023. No cash was exchanged in connection with the termination of the agreement as the $240 million principal amount of the financing obligation due from Ameren Missouri was equal to the amount of bond service payments due to Ameren Missouri. Ownership of the energy center was transferred to Ameren Missouri in January 2023, at which time the property, plant, and equipment became subject to the lien of the Ameren Missouri mortgage bond indenture.
In March 2023, Ameren Missouri issued $500 million of 5.45% first mortgage bonds due March 2053, with interest payable semiannually on March 15 and September 15 of each year, beginning September 15, 2023. Ameren Missouri received net proceeds of $495 million, which were used for capital expenditures and to repay short-term debt.
Indenture Provisions and Other Covenants
See Note 5 – Long-term Debt and Equity Financings under Part II, Item 8, in the Form 10-K for a description of our indenture provisions and other covenants, as well as restrictions on the payment of dividends. At March 31, 2023, the Ameren Companies were in compliance with the provisions and covenants contained in their indentures and articles of incorporation, as applicable, and ATXI was in compliance with the provisions and covenants contained in its note purchase agreements.
Off-balance-sheet Arrangements
At March 31, 2023, none of the Ameren Companies had any material off-balance-sheet financing arrangements, other than Ameren’s investment in variable interest entities and the multiple forward sale agreements under the ATM program relating to common stock. See Note 1 – Summary of Significant Accounting Policies for further detail concerning variable interest entities.

NOTE 5 – OTHER INCOME, NET
The following table presents the components of “Other Income, Net” in the Ameren Companies’ statements of income for the three months ended March 31, 2023 and 2022:

	Three Months
	2023	2022
Ameren:
Allowance for equity funds used during construction	$9	$8
Interest income on industrial development revenue bonds	1	6
Non-service cost components of net periodic benefit income(a)	64	46
Miscellaneous income	9	4
Earnings related to equity method investments	2	3
Donations	(2)	(2)
Miscellaneous expense	(5)	(5)
Total Other Income, Net	$78	$60
Ameren Missouri:
Allowance for equity funds used during construction	$4	$4
Interest income on industrial development revenue bonds	1	6
Non-service cost components of net periodic benefit income(a)	14	14
Miscellaneous income	4	2
Donations	(1)	(1)
Miscellaneous expense	(3)	(2)
Total Other Income, Net	$19	$23
Ameren Illinois:
Allowance for equity funds used during construction	$4	$4
Non-service cost components of net periodic benefit income	31	21
Miscellaneous income	5	2
Donations	(1)	(1)
Miscellaneous expense	(2)	(2)
Total Other Income, Net	$37	$24
(a)For the three months ended March 31, 2023 and 2022, the non-service cost components of net periodic benefit income were adjusted by amounts deferred of $17 million and $6 million, respectively, due to a regulatory tracking mechanism for the difference between the level of such costs incurred by Ameren Missouri under GAAP and the level of such costs included in rates. See Note 11– Retirement Benefits for additional information.
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
If we determine that a contract meets the definition of a derivative and is not eligible for the NPNS exception, we review the contract to determine whether the resulting gains or losses qualify for regulatory deferral. Derivative contracts that qualify for regulatory deferral are recorded at fair value, with changes in fair value recorded as regulatory assets or liabilities in the period in which the change occurs. We believe derivative losses and gains deferred as regulatory assets and liabilities are probable of recovery, or refund, through future rates charged to customers. Regulatory assets and liabilities are amortized to operating income as related losses and gains are reflected in rates charged to customers. Therefore, gains and losses on these derivatives have no effect on operating income. As of March 31, 2023, and December 31, 2022, all contracts that met the definition of a derivative and were not eligible for the NPNS exception received regulatory deferral. Cash flows for all derivative financial instruments are classified in cash flows from operating activities.
The following table presents open gross commodity contract volumes by commodity type for derivative assets and liabilities as of March 31, 2023, and December 31, 2022. As of March 31, 2023, these contracts extended through October 2025, October 2029, May 2032 and March 2024 for fuel oils, natural gas, power and uranium, respectively.

	Quantity (in millions)
	March 31, 2023			December 31, 2022
Commodity	Ameren Missouri	Ameren Illinois	Ameren	Ameren Missouri	Ameren Illinois	Ameren
Fuel oils (in gallons)	18	—	18	18	—	18
Natural gas (in mmbtu)	60	185	245	48	157	205
Power (in MWhs)	1	6	7	1	6	7
Uranium (pounds in thousands)	186	—	186	514	—	514
The following table presents the carrying value and balance sheet location of all derivative commodity contracts, none of which were designated as hedging instruments, as of March 31, 2023, and December 31, 2022:

		March 31, 2023			December 31, 2022
	Balance Sheet Location	Ameren Missouri	Ameren Illinois	Ameren	Ameren Missouri	Ameren Illinois	Ameren
Fuel oils	Other current assets	$8	$—	$8	$13	$—	$13
	Other assets	2	—	2	3	—	3
Natural gas	Other current assets	1	5	6	7	23	30
	Other assets	8	8	16	9	11	20
Power	Other current assets	5	—	5	14	2	16
	Other assets	—	1	1	—	4	4
Uranium	Other current assets	1	—	1	2	—	2
	Other assets	—	—	—	1	—	1
	Total assets	$25	$14	$39	$49	$40	$89
Fuel oils	Other deferred credits and liabilities	$1	$—	$1	$—	$—	$—
Natural gas	Other current liabilities	9	33	42	7	20	27
	Other deferred credits and liabilities	5	12	17	2	9	11
Power	Other current liabilities	17	10	27	59	2	61
	Other deferred credits and liabilities	—	43	43	—	37	37
	Total liabilities	$32	$98	$130	$68	$68	$136
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

The following table provides the recognized gross derivative balances and the net amounts of those derivatives subject to an enforceable master netting arrangement or similar agreement as of March 31, 2023, and December 31, 2022:

		Gross Amounts Not Offset in the Balance Sheet
Commodity Contracts Eligible to be Offset	Gross Amounts Recognized in the Balance Sheet	Derivative Instruments	Cash Collateral Received/Posted(a)	Net Amount
March 31, 2023
Assets:
Ameren Missouri	$25	$9	$—	$16
Ameren Illinois	14	11	—	3
Ameren	$39	$20	$—	$19
Liabilities:
Ameren Missouri	$32	$9	$16	$7
Ameren Illinois	98	11	—	87
Ameren	$130	$20	$16	$94
December 31, 2022
Assets:
Ameren Missouri	$49	$9	$—	$40
Ameren Illinois	40	20	—	20
Ameren	$89	$29	$—	$60
Liabilities:
Ameren Missouri	$68	$9	$56	$3
Ameren Illinois	68	20	—	48
Ameren	$136	$29	$56	$51
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
Credit Risk
In determining our concentrations of credit risk related to derivative instruments, we review our individual counterparties and categorize each counterparty into groupings according to the primary business in which each engages. As of March 31, 2023, if counterparty groups were to fail completely to perform on contracts, the Ameren Companies’ maximum exposure related to derivative assets, predominantly from financial institutions, would have been immaterial with or without consideration of the application of master netting arrangements or similar agreements and collateral held.
Certain of our derivative instruments contain collateral provisions tied to the Ameren Companies’ credit ratings. If our credit ratings were downgraded below investment grade, or if a counterparty with reasonable grounds for uncertainty regarding our ability to satisfy an obligation requested adequate assurance of performance, additional collateral postings might be required. The additional collateral required is the net liability position allowed under master netting arrangements or similar agreements, assuming (1) the credit risk-related contingent features underlying these arrangements were triggered and (2) those counterparties with rights to do so requested collateral. The following table presents, as of March 31, 2023, the aggregate fair value of all derivative instruments with credit risk-related contingent features in a gross liability position, the cash collateral posted, and the aggregate amount of additional collateral that counterparties could require:

	Aggregate Fair Value of Derivative Liabilities(a)	Cash Collateral Posted	Potential Aggregate Amount of Additional Collateral Required(b)
Ameren Missouri	$16	$—	$7
Ameren Illinois	45	—	36
Ameren	$61	$—	$43
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

We consider nonperformance risk in our valuation of derivative instruments by analyzing our own credit standing and the credit standing of our counterparties, and by considering any credit enhancements (e.g., collateral). Included in our valuation, and based on current market conditions, is a valuation adjustment for counterparty default derived from market data such as the price of credit default swaps, bond yields, and credit ratings. No material gains or losses related to valuation adjustments for counterparty default risk were recorded at Ameren, Ameren Missouri, or Ameren Illinois in the three months ended March 31, 2023 or 2022. At March 31, 2023, and December 31, 2022, the counterparty default risk valuation adjustment related to derivative contracts was immaterial for Ameren, Ameren Missouri, and Ameren Illinois.
The following table sets forth, by level within the fair value hierarchy, our assets and liabilities measured at fair value on a recurring basis as of March 31, 2023, and December 31, 2022:

	March 31, 2023					December 31, 2022
	Level 1	Level 2	Level 3	Total		Level 1	Level 2	Level 3	Total
Assets:
Ameren Missouri
Derivative assets – commodity contracts:
Fuel oils	$10	$—	$—	$10		$16	$—	$—	$16
Natural gas	—	9	—	9		1	15	—	16
Power	—	—	5	5		—	—	14	14
Uranium	—	—	1	1		—	—	3	3
Total derivative assets – commodity contracts	$10	$9	$6	$25		$17	$15	$17	$49
Nuclear decommissioning trust fund:
Equity securities:
U.S. large capitalization	$668	$—	$—	$668		$618	$—	$—	$618
Debt securities:
U.S. Treasury and agency securities	—	149	—	149		—	137	—	137
Corporate bonds	—	123	—	123		—	122	—	122
Other	—	74	—	74		—	70	—	70
Total nuclear decommissioning trust fund	$668	$346	$—	$1,014	(a)	$618	$329	$—	$947	(a)
Total Ameren Missouri	$678	$355	$6	$1,039		$635	$344	$17	$996
Ameren Illinois
Derivative assets – commodity contracts:
Natural gas	$—	$10	$3	$13		$1	$28	$5	$34
Power	—	—	1	1		—	—	6	6
Total Ameren Illinois	$—	$10	$4	$14		$1	$28	$11	$40
Ameren
Derivative assets – commodity contracts(b)	$10	$19	$10	$39		$18	$43	$28	$89
Nuclear decommissioning trust fund(c)	668	346	—	1,014	(a)	618	329	—	947	(a)
Total Ameren	$678	$365	$10	$1,053		$636	$372	$28	$1,036
Liabilities:
Ameren Missouri
Derivative liabilities – commodity contracts:
Fuel oils	$1	$—	$—	$1		$—	$—	$—	$—
Natural gas	—	11	3	14		—	6	3	9
Power	17	—	—	17		57	—	2	59
Total Ameren Missouri	$18	$11	$3	$32		$57	$6	$5	$68
Ameren Illinois
Derivative liabilities – commodity contracts:
Natural gas	$1	$36	$8	$45		$—	$19	$10	$29
Power	—	—	53	53		—	—	39	39
Total Ameren Illinois	$1	$36	$61	$98		$—	$19	$49	$68
Ameren
Derivative liabilities – commodity contracts(b)	$19	$47	$64	$130		$57	$25	$54	$136
(a)Balance excludes $5 million and $11 million of cash and cash equivalents, receivables, payables, and accrued income, net, for March 31, 2023, and December 31, 2022, respectively.
(b)See the Ameren Missouri and Ameren Illinois sections of the table for a breakout of the fair value of Ameren’s derivative assets and liabilities by type of commodity.
(c)See the Ameren Missouri section of the table for a breakout of the fair value of Ameren’s nuclear decommissioning trust fund by investment type.

Level 3 fuel oils, natural gas, and uranium derivative contract assets and liabilities measured at fair value on a recurring basis were immaterial for all periods presented. The following table presents the fair value reconciliation of Level 3 power derivative contract assets and liabilities measured at fair value on a recurring basis for the three months ended March 31, 2023 and 2022:

	2023			2022
	Ameren Missouri	Ameren Illinois	Ameren	Ameren Missouri	Ameren Illinois	Ameren
For the three months ended March 31:
Beginning balance at January 1	$12	$(33)	$(21)	$(15)	$(117)	$(132)
Realized and unrealized gains/(losses) included in regulatory assets/liabilities	(6)	(20)	(26)	(41)	42	1
Settlements	(1)	1	—	3	1	4
Ending balance at March 31	$5	$(52)	$(47)	$(53)	$(74)	$(127)
Change in unrealized gains/(losses) related to assets/liabilities held at March 31	$(2)	$(18)	$(20)	$(38)	$42	$4
All gains or losses related to our Level 3 derivative commodity contracts are expected to be recovered or returned through customer rates; therefore, there is no impact to either net income or other comprehensive income resulting from changes in the fair value of these instruments.
The following table describes the valuation techniques and significant unobservable inputs utilized for the fair value of our Level 3 power derivative contract assets and liabilities as of March 31, 2023, and December 31, 2022:

		Fair Value					Weighted Average(b)
	Commodity	Assets	Liabilities	Valuation Technique(s)	Unobservable Input(a)	Range
2023	Power(c)	$6	$(53)	Discounted cash flow	Average forward peak and off-peak pricing – forwards/swaps ($/MWh)	22 – 74	46
					Nodal basis ($/MWh)	(9) – (1)	(4)
2022	Power(d)	$20	$(41)	Discounted cash flow	Average forward peak and off-peak pricing – forwards/swaps ($/MWh)	38 – 89	51
					Nodal basis ($/MWh)	(10) – (1)	(4)
					Trend rate (%)	0 – 1	0
(a)Generally, significant increases (decreases) in these inputs in isolation would result in a significantly higher (lower) fair value measurement.
(b)Unobservable inputs were weighted by relative fair value.
(c)Valuations use visible forward prices adjusted for nodal-to-hub basis differentials.
(d)Valuations through 2031 use visible forward prices adjusted for nodal-to-hub basis differentials. Valuations beyond 2031 use a trend rate factor and are similarly adjusted for nodal-to-hub basis differentials.

The following table sets forth the carrying amount and, by level within the fair value hierarchy, the fair value of financial assets and liabilities disclosed, but not recorded, at fair value as of March 31, 2023, and December 31, 2022:

	Carrying Amount		Fair Value
			Level 1	Level 2	Level 3		Total
	March 31, 2023
Ameren:
Cash, cash equivalents, and restricted cash	$237		$237	$—	$—		$237
Short-term debt	1,248		—	1,248	—		1,248
Long-term debt (including current portion)	14,281	(a)	—	12,408	473	(b)	12,881
Ameren Missouri:
Cash, cash equivalents, and restricted cash	$11		$11	$—	$—		$11
Short-term debt	197		—	197	—		197
Long-term debt (including current portion)	6,341	(a)	—	5,706	—		5,706
Ameren Illinois:
Cash, cash equivalents, and restricted cash	$217		$217	$—	$—		$217
Short-term debt	324		—	324	—		324
Long-term debt (including current portion)	4,836	(a)	—	4,368	—		4,368
	December 31, 2022
Ameren:
Cash, cash equivalents, and restricted cash	$216		$216	$—	$—		$216
Investment in industrial development revenue bonds(c)	240		—	240	—		240
Short-term debt	1,070		—	1,070	—		1,070
Long-term debt (including current portion)(c)	14,025	(a)	—	11,989	464	(b)	12,453
Ameren Missouri:
Cash, cash equivalents, and restricted cash	$13		$13	$—	$—		$13
Investment in industrial development revenue bonds(c)	240		—	240	—		240
Short-term debt	329		—	329	—		329
Long-term debt (including current portion)(c)	6,086	(a)	—	5,365	—		5,365
Ameren Illinois:
Cash, cash equivalents, and restricted cash	$191		$191	$—	$—		$191
Short-term debt	264		—	264	—		264
Long-term debt (including current portion)	4,835	(a)	—	4,320	—		4,320
(a)Included unamortized debt issuance costs, which were excluded from the fair value measurement, of $103 million, $45 million, and $44 million for Ameren, Ameren Missouri, and Ameren Illinois, respectively, as of March 31, 2023. Included unamortized debt issuance costs, which were excluded from the fair value measurement, of $99 million, $41 million, and $44 million for Ameren, Ameren Missouri, and Ameren Illinois, respectively, as of December 31, 2022.
(b)The Level 3 fair value amount consists of ATXI’s senior unsecured notes.
(c)Ameren and Ameren Missouri had an investment in industrial development revenue bonds, classified as held-to-maturity and recorded in “Other Assets,” that were equal to the finance obligation for the Audrain CT energy center. As of December 31, 2022, the carrying amount of the investment in industrial development revenue bonds and the finance obligation approximated fair value.
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
Support Services Agreements
Ameren Missouri and Ameren Illinois had long-term receivables included in “Other assets” from Ameren Services of $36 million and $39 million, respectively, as of March 31, 2023, and $41 million and $43 million, respectively, as of December 31, 2022, related to Ameren Services’ allocated portion of Ameren’s pension and postretirement benefit plans.
Tax Allocation Agreement
See Note 1 – Summary of Significant Accounting Policies under Part II, Item 8, of the Form 10-K for a discussion of the tax allocation agreement. The following table presents the affiliate balances related to income taxes for Ameren Missouri and Ameren Illinois as of March 31, 2023, and December 31, 2022:

	March 31, 2023		December 31, 2022
	Ameren Missouri	Ameren Illinois	Ameren Missouri	Ameren Illinois
Income taxes payable to parent(a)	$—	$80	$—	$50
Income taxes receivable from parent(b)	54	—	39	—
(a)Included in “Accounts payable – affiliates” on the balance sheet.
(b)Included in “Accounts receivable – affiliates” on the balance sheet.
Effects of Related-party Transactions on the Statement of Income
The following table presents the impact on Ameren Missouri and Ameren Illinois of related-party transactions for the three months ended March 31, 2023 and 2022:

				Three Months
Agreement	Income Statement Line Item			Ameren Missouri		Ameren Illinois
Ameren Missouri power supply	Operating Revenues	2023	$	(b)	$	(a)
agreements with Ameren Illinois		2022		4		(a)
Ameren Missouri and Ameren Illinois	Operating Revenues	2023		$10	$	(b)
rent and facility services		2022		6		(b)
Ameren Missouri and Ameren Illinois miscellaneous	Operating Revenues	2023	$	(b)	$	(b)
support services		2022		(b)		1
Total Operating Revenues		2023		$10	$	(b)
		2022		10		1
Ameren Illinois power supply	Purchased Power	2023	$	(a)	$	(b)
agreements with Ameren Missouri		2022		(a)		4
Ameren Missouri and Ameren Illinois	Purchased Power	2023	$	(b)	$	(b)
transmission services from ATXI		2022		(b)		(b)
Total Purchased Power		2023	$	(b)	$	(b)
		2022		(b)		4
Ameren Missouri and Ameren Illinois	Other Operations and Maintenance	2023	$	(b)		$2
rent and facility services		2022		(b)		1
Ameren Services support services	Other Operations and Maintenance	2023		$35		$35
agreement		2022		38		35
Total Other Operations and		2023		$35		$37
Maintenance		2022		38		36
Money pool borrowings (advances)	(Interest Charges)/Other Income, Net	2023	$	(b)	$	(b)
		2022		(b)		(b)
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

Additionally, the use and handling of various chemicals or hazardous materials require release prevention plans and emergency response procedures. We employ dedicated personnel knowledgeable in environmental matters to oversee our business activities’ compliance with regulatory requirements of environmental laws.
Environmental regulations have a significant impact on the electric utility industry and compliance with these regulations could be costly for Ameren Missouri, which operates coal-fired power plants. Regulations under the Clean Air Act that apply to the electric utility industry include the NSPS, the CSAPR, the MATS, and the National Ambient Air Quality Standards, which are subject to periodic review for certain pollutants. Collectively, these regulations cover a variety of pollutants, such as SO2, particulate matter, NOx, mercury, toxic metals and acid gases, and CO2 emissions. Regulations implementing the Clean Water Act govern both intake and discharges of water, as well as evaluation of the ecological and biological impact of our operations and could require modifications to water intake structures or more stringent limitations on wastewater discharges. Depending upon the scope of modifications ultimately required by state regulators, capital expenditures associated with these modifications could be significant. The management and disposal of coal ash is regulated under the Resource Conservation and Recovery Act and the CCR Rule, which require the closure of surface impoundments at Ameren Missouri’s coal-fired energy centers. The individual or combined effects of compliance with existing and new environmental regulations could result in significant capital expenditures, increased operating costs, or the closure or alteration of operations at some of Ameren Missouri’s energy centers. Ameren and Ameren Missouri expect that such compliance costs would be recoverable through rates, subject to MoPSC prudence review, but the timing of costs and their recovery could be subject to regulatory lag.
Additionally, Ameren Missouri’s wind generation facilities may be subject to operating restrictions to limit the impact on protected species. From April through October, in both 2021 and 2022, Ameren Missouri's High Prairie Renewable Energy Center curtailed nighttime operations to limit impacts on protected species. Seasonal nighttime curtailment began again in April 2023 as the critical biological season resumed, but the extent and duration of the curtailment is unknown at this time as assessment of mitigation technologies is ongoing. Ameren Missouri does not anticipate these operating curtailments to have a material impact on its results of operations, financial position, or liquidity.
Ameren and Ameren Missouri estimate that they will need to make capital expenditures of $90 million to $120 million from 2023 through 2027 in order to comply with existing environmental regulations. Additional environmental controls beyond 2027 could be required. This estimate of capital expenditures includes surface impoundment closure and corrective action measures required by the CCR Rule and potential modifications to cooling water intake structures at existing power plants under Clean Water Act rules, all of which are discussed below. In addition to planned retirements of coal-fired energy centers as set forth in the 2022 Change to the 2020 IRP filed with the MoPSC in June 2022 and as noted in the NSR and Clean Air Act litigation and Illinois emissions standards discussed below, Ameren Missouri’s current plan for compliance with existing air emission regulations includes burning low-sulfur coal and installing new or optimizing existing air pollution control equipment. The actual amount of capital expenditures required to comply with existing environmental regulations may vary substantially from the above estimates because of uncertainty as to future permitting requirements by state regulators and the EPA, revisions to regulatory obligations, and varying cost of potential compliance strategies, among other things.
The following sections describe the more significant environmental laws and rules and environmental enforcement and remediation matters that affect or could affect our operations. The EPA periodically amends and revises its regulations and proposes amendments to regulations and guidelines, which could ultimately result in the revision of all or part of such rules.
Clean Air Act
Federal and state laws, including the CSAPR, regulate emissions of SO2 and NOx through the reduction of emissions at their source and the use and retirement of emission allowances. The CSAPR is implemented through a series of phases, and the second phase became effective in 2017. In April 2022, the EPA proposed plans for additional NOx emission reductions from power plants in Missouri, Illinois, and other states through revisions to the CSAPR. In January 2023, the EPA issued its final disapproval of Missouri’s proposed state implementation plan for addressing the transport of ozone under the Good Neighbor Plan of the Clean Air Act. The disapproval of the state plan allows the EPA to implement revisions to the CSAPR through a federal implementation plan. In March 2023, the EPA announced federal implementation plan requirements for Missouri, Illinois, and other states under the Good Neighbor Plan of the Clean Air Act. In April 2023, the Missouri Attorney General and Ameren Missouri separately filed lawsuits in the Eighth Circuit Court of Appeals challenging the EPA’s disapproval of the Missouri state plan. Unless stayed by a judicial action, in mid-2023, the EPA is expected to finalize a federal implementation plan reducing the amount of NOx allowances available for state budgets and imposing NOx emission limits on electric generating units. Ameren Missouri has complied with the current CSAPR requirements by minimizing emissions through the use of low-sulfur coal, operation of two scrubbers at its Sioux Energy Center, and optimization of other existing NOx air pollution control equipment. Restrictions on state budget NOx allowances could result in additional controls on Ameren Missouri’s generating units and/or the reduction of operations. Ameren Missouri is evaluating potential options to comply with the federal implementation plan. Any additional costs for compliance are expected to be recovered from customers, subject to MoPSC prudence review, through the FAC or higher base rates.

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
Based on its assessment of available legal, operational, and regulatory alternatives, Ameren Missouri filed a motion in December 2021, with the district court to modify the remedy order to allow the retirement of the Rush Island Energy Center in advance of its previously expected useful life in lieu of installing a flue gas desulfurization system. The March 31, 2024 compliance date contained in the district court’s September 2019 remedy order remains in effect unless extended by the district court. In 2022, in response to an Ameren Missouri request for a final, binding reliability assessment, the MISO designated the Rush Island Energy Center as a system support resource and concluded that certain mitigation measures, including transmission upgrades, should occur before the energy center is retired. The transmission upgrade projects have been approved by the MISO, and design and procurement activities necessary to complete the upgrades are underway. Ameren Missouri expects to complete the upgrades by mid-2025. In 2022, the FERC approved a system support resource agreement, which became effective as of September 1, 2022. The agreement details the manner of continued operation for a system support resource that results in operating during peak demand times and emergencies. The system support resource designation and the related agreement are subject to annual renewal and revision. In September 2022, the Rush Island Energy Center began operating consistent with the system support resource agreement. In addition, in October 2022, the FERC established hearing and settlement procedures in response to an August 2022 request from Ameren Missouri for recovery of non-energy costs under the related MISO tariff. The FERC is under no deadline to issue an order related to this proceeding. Revenues and costs under the MISO tariff are included in the FAC. The district court has the authority to determine the retirement date and operating parameters for the Rush Island Energy Center and is not bound by the MISO determination of the Rush Island Energy Center as a system support resource or the FERC’s approval. The district court is under no deadline to issue a ruling modifying the remedy order. Related to this matter, in February 2022, the MoPSC issued an order directing the MoPSC staff to review the planned accelerated retirement of the Rush Island Energy Center. See Note 2 – Rate and Regulatory Matters for additional information.
In connection with the planned accelerated retirement of the Rush Island Energy Center, Ameren Missouri expects to seek approval from the MoPSC to finance the costs associated with the retirement, including the remaining unrecovered net plant balance associated with the facility, through the issuance of securitized utility tariff bonds pursuant to Missouri’s securitization statute. As of March 31, 2023, the Rush Island Energy Center had a net plant balance of approximately $0.6 billion included in plant to be abandoned, net, within “Property, Plant, and Equipment, Net” and a rate base of approximately $0.4 billion. See Note 1 – Summary of Significant Accounting Policies under Part II, Item 8, of the Form 10-K for additional information regarding plant to be abandoned, net.
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

In 2015, the EPA issued a rule to revise the effluent limitation guidelines applicable to steam electric generating units. These guidelines established national standards for water discharges, prohibit effluent discharges of certain waste streams, and impose more stringent limitations on certain water discharges from power plants by 2025. To comply with these guidelines, Ameren Missouri installed dry ash handling systems and wastewater treatment facilities at its coal-fired energy centers.
CCR Management
The EPA’s CCR Rule establishes requirements for the management and disposal of CCR from coal-fired power plants and has resulted in the closure of surface impoundments at Ameren Missouri’s energy centers. Ameren Missouri plans to substantially complete the closures of the remaining surface impoundments at its Sioux Energy Center and retired Meramec Energy Center as required by the CCR Rule by the end of 2024. Ameren Missouri’s CCR management compliance plan includes installation of groundwater monitoring equipment and groundwater treatment facilities. Ameren and Ameren Missouri have AROs of $48 million recorded on their respective balance sheets as of March 31, 2023, associated with CCR storage facilities.
Remediation
The Ameren Companies are involved in a number of remediation actions to clean up sites impacted by the use or disposal of materials containing hazardous substances. Federal and state laws can require responsible parties to fund remediation regardless of their degree of fault, the legality of original disposal, or the ownership of a disposal site.
As of March 31, 2023, Ameren Illinois has remediated the majority of the 44 former MGP sites in Illinois and could substantially conclude remediation efforts at the remaining sites in 2023. The ICC allows Ameren Illinois to recover such remediation and related litigation costs from its electric and natural gas utility customers through environmental cost riders that are subject to annual prudence reviews by the ICC. As of March 31, 2023, Ameren Illinois estimated the remaining obligation related to these former MGP sites at $58 million to $108 million. Ameren and Ameren Illinois recorded a liability of $58 million to represent the estimated minimum obligation for these sites, as no other amount within the range was a better estimate. About half of the remaining liability recorded relates to remediation activities that are expected to be completed after 2023.
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
Our operations or those of our predecessor companies involve the use of, disposal of, and, in appropriate circumstances, the cleanup of substances regulated under environmental laws. We are unable to determine whether such historical practices will result in future environmental commitments, including additional or more stringent cleanup standards, or will affect our results of operations, financial position, or liquidity.
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

Insurance
The following table presents insurance coverage at Ameren Missouri’s Callaway Energy Center at April 1, 2023:

Type and Source of Coverage	Most Recent Renewal Date	Maximum Coverages		Maximum Assessments for Single Incidents
Public liability and nuclear worker liability:
American Nuclear Insurers	January 1, 2023	$450		$—
Pool participation	(a)	13,210	(a)	138	(b)
		$13,660	(c)	$138
Property damage:
NEIL and EMANI	April 1, 2023	$3,200	(d)	$28	(e)
Accidental outage:
NEIL	April 1, 2023	$490	(f)	$9	(e)
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
If losses from a nuclear incident at the Callaway Energy Center exceed insurance limits, are not covered by insurance, or if coverage is unavailable, Ameren Missouri is at risk for any uninsured losses. If a serious nuclear incident were to occur, it could have a material adverse effect on Ameren’s and Ameren Missouri’s results of operations, financial position, or liquidity.
NOTE 11 – RETIREMENT BENEFITS
The following table presents the components of the net periodic benefit cost (income) incurred for Ameren’s pension and postretirement benefit plans for the three months ended March 31, 2023 and 2022:

	Pension Benefits		Postretirement Benefits
	Three Months		Three Months
	2023	2022	2023	2022
Service cost(a)	$23	$33	$3	$5
Non-service cost components:
Interest cost	55	40	11	8
Expected return on plan assets(b)	(83)	(80)	(23)	(21)
Amortization of(b):
Prior service benefit	—	—	(1)	(1)
Actuarial loss (gain)	(29)	6	(11)	(4)
Total non-service cost components(c)	$(57)	$(34)	$(24)	$(18)
Net periodic benefit income(d)	$(34)	$(1)	$(21)	$(13)
(a)Service cost, net of capitalization, is reflected in “Operating Expenses – Other operations and maintenance” on Ameren’s statement of income.

(b)Prior service benefit is amortized on a straight-line basis over the average future service of active participants benefiting under a plan amendment. Net actuarial gains or losses related to the net benefit obligation subject to amortization are amortized on a straight-line basis over 10 years. The difference between the actual and expected return on plan assets is amortized over 4 years.
(c)Non-service cost components are reflected in “Other Income, Net” on Ameren’s consolidated statement of income. See Note 5 – Other Income, Net for additional information.
(d)Does not include the impact of the tracker for the difference between the level of pension and postretirement benefit costs (income) incurred by Ameren Missouri under GAAP and the level of such costs included in rates.
Ameren Missouri and Ameren Illinois are responsible for their respective share of Ameren’s pension and other postretirement costs. The following table presents the respective share of net periodic pension and other postretirement benefit costs (income) incurred for the three months ended March 31, 2023 and 2022:

	Pension Benefits		Postretirement Benefits
	Three Months		Three Months
	2023	2022	2023	2022
Ameren Missouri(a)	$(18)	$(1)	$(8)	$(3)
Ameren Illinois	(14)	1	(13)	(10)
Other	(2)	(1)	—	—
Ameren(a)	$(34)	$(1)	$(21)	$(13)
(a)Does not include the impact of the tracker for the difference between the level of pension and postretirement benefit costs (income) incurred by Ameren Missouri under GAAP and the level of such costs included in rates.
NOTE 12 – INCOME TAXES
The following table presents a reconciliation of the federal statutory corporate income tax rate to the effective income tax rate for the three months ended March 31, 2023 and 2022:

	Ameren		Ameren Missouri		Ameren Illinois
	2023	2022	2023	2022	2023	2022
Three Months
Federal statutory corporate income tax rate	21%	21%	21%	21%	21%	21%
Increases (decreases) from:
Amortization of deferred investment tax credit	—	—	—	(1)	—	—
Amortization of excess deferred taxes(a)	(8)	(8)	(16)	(16)	(2)	(2)
Renewable and other tax credits(b)	(5)	(5)	(10)	(11)	—	—
State tax	6	5	4	3	7	7
Stock-based compensation	(1)	(1)	—	—	—	—
Other permanent items	(1)	—	(3)	—	(1)	—
Effective income tax rate	12%	12%	(4)%	(4)%	25%	26%
(a)Reflects the amortization of amounts resulting from the revaluation of deferred income taxes subject to regulatory ratemaking, which are being refunded to customers. Deferred income taxes are revalued when federal or state income tax rates change, and the offset to the revaluation of deferred income taxes subject to regulatory ratemaking is recorded to a regulatory asset or liability.
(b)The benefit of the credits associated with Missouri renewable energy standard compliance is refunded to customers through the RESRAM.
NOTE 13 – SUPPLEMENTAL INFORMATION
Cash, Cash Equivalents, and Restricted Cash
The following table provides a reconciliation of cash, cash equivalents, and restricted cash reported within the balance sheets and the statements of cash flows at March 31, 2023, and December 31, 2022:

	March 31, 2023			December 31, 2022
	Ameren	Ameren Missouri	Ameren Illinois	Ameren	Ameren Missouri	Ameren Illinois
“Cash and cash equivalents”	$10	$3	$—	$10	$—	$—
Restricted cash included in “Other current assets”	13	5	6	13	5	6
Restricted cash included in “Other assets”	211	—	211	185	—	185
Restricted cash included in “Nuclear decommissioning trust fund”	3	3	—	8	8	—
Total cash, cash equivalents, and restricted cash	$237	$11	$217	$216	$13	$191
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
Accounts Receivable
“Accounts receivable – trade” on Ameren’s and Ameren Illinois’ balance sheets include certain receivables purchased at a discount from alternative retail electric suppliers that elect to participate in the utility consolidated billing program. At March 31, 2023, and December 31, 2022, “Other current liabilities” on Ameren’s and Ameren Illinois’ balance sheets included payables for purchased receivables of $35 million and $31 million, respectively.
The following table provides a reconciliation of the beginning and ending amount of the allowance for doubtful accounts for the three months ended March 31, 2023 and 2022:

	Three Months
	2023	2022
Ameren:
Beginning of period	$31	$29
Bad debt expense	10	4
Net write-offs	(7)	(5)
End of period	$34	$28
Ameren Missouri:
Beginning of period	$13	$13
Bad debt expense	2	1
Net write-offs	(3)	(3)
End of period	$12	$11
Ameren Illinois:(a)
Beginning of period	$18	$16
Bad debt expense	8	3
Net write-offs	(4)	(2)
End of period	$22	$17
(a)Ameren Illinois has rate-adjustment mechanisms that allow it to recover the difference between its actual net bad debt write-offs under GAAP, including those associated with receivables purchased from alternative retail electric suppliers, and the amount of net bad debt write-offs included in its base rates.
As of March 31, 2023, accounts receivable balances that were 30 days or greater past due or that were a part of a deferred payment arrangement represented 23%, 15%, and 28%, or $153 million, $33 million, and $120 million, of Ameren’s, Ameren Missouri’s, and Ameren Illinois’ customer trade receivables before allowance for doubtful accounts, respectively. In comparison, as of March 31, 2022, these percentages were 20%, 15%, and 23%, or $116 million, $31 million, and $85 million, for Ameren, Ameren Missouri, and Ameren Illinois, respectively.
Supplemental Cash Flow Information
The following table provides noncash financing and investing activity excluded from the statements of cash flows for the three months ended March 31, 2023 and 2022:

	March 31, 2023			March 31, 2022
	Ameren	Ameren Missouri	Ameren Illinois	Ameren	Ameren Missouri	Ameren Illinois
Investing:
Accrued capital expenditures	$298	$153	$138	$345	$194	$147
Net realized and unrealized gain/(loss) – nuclear decommissioning trust fund	54	54	—	(71)	(71)	—
Return of investment in industrial development revenue bonds(a)	240	240	—	—	—	—
Financing:
Issuance of common stock for stock-based compensation	$37	$—	$—	$31	$—	$—
Issuance of common stock under the DRPlus	7	—	—	8	—	—
Termination of a financing obligation(a)	240	240	—	—	—	—

(a)In January 2023, Ameren Missouri and Audrain County mutually agreed to terminate a financing obligation agreement related to the CT energy center in Audrain County, which was scheduled to expire in December 2023. No cash was exchanged in connection with the termination of the agreement as the $240 million principal amount of the financing obligation due from Ameren Missouri was equal to the amount of bond service payments due to Ameren Missouri.
Asset Retirement Obligations
The following table provides a reconciliation of the beginning and ending carrying amount of AROs for the three months ended March 31, 2023:

	Ameren Missouri		Ameren Illinois		Ameren
Balance at December 31, 2022	$782	(a)	$4	(b)	$786	(a)
Liabilities settled	(2)		—		(2)
Accretion	8	(c)	—		8	(c)
Balance at March 31, 2023	$788	(a)	$4	(b)	$792	(a)
(a)Balance included $23 million in “Other current liabilities” on the balance sheet as of both March 31, 2023, and December 31, 2022.
(b)Included in “Other deferred credits and liabilities” on the balance sheet.
(c)Accretion expense attributable to Ameren Missouri was recorded as a decrease to regulatory liabilities.
Stock-based Compensation
In the first quarter of 2023, Ameren granted 265,422 performance share units with a grant date fair value of $24 million and 116,701 restricted share units with a grant date fair value of $10 million. Awards vest approximately 3 years after the grant date or on a pro-rata basis upon death or eligible retirement. The performance share units vest based on the achievement of certain specified market performance measures (227,494 performance share units) or clean energy transition targets (37,928 performance share units). The exact number of shares issued pursuant to a performance share unit varies from 0% to 200% of the target award, depending on actual company performance relative to the performance goals.
For the three months ended March 31, 2023 and 2022, excess tax benefits associated with the settlement of stock-based compensation awards reduced income tax expense by $6 million and $5 million, respectively.
Deferred Compensation
At March 31, 2023, and December 31, 2022, the present value of benefits to be paid for deferred compensation obligations was $85 million and $87 million, respectively, which was primarily reflected in “Other deferred credits and liabilities” on Ameren’s consolidated balance sheet.
Operating Revenues
As of March 31, 2023 and 2022, our remaining performance obligations for contracts with a term greater than one year were immaterial. The Ameren Companies elected not to disclose the aggregate amount of the transaction price allocated to the performance obligations that are unsatisfied as of the end of the reporting period for contracts with an initial expected term of one year or less.
See Note 14 – Segment Information for disaggregated revenue information.
Excise Taxes
Ameren Missouri and Ameren Illinois collect from their customers excise taxes, including municipal and state excise taxes and gross receipts taxes that are levied on the sale or distribution of natural gas and electricity. The following table presents the excise taxes recorded on a gross basis in “Operating Revenues – Electric,” “Operating Revenues – Natural gas” and “Operating Expenses – Taxes other than income taxes” on the statements of income for the three months ended March 31, 2023 and 2022:

	Three Months
	2023	2022
Ameren Missouri	$34	$34
Ameren Illinois	37	45
Ameren	$71	$79

Earnings per Share
The following table reconciles the basic weighted-average number of common shares outstanding to the diluted weighted-average number of common shares outstanding for the three months ended March 31, 2023 and 2022:

	Three Months
	2023	2022
Weighted-average Common Shares Outstanding – Basic	262.2	257.9
Assumed settlement of performance share units and restricted stock units	0.9	1.1
Weighted-average Common Shares Outstanding – Diluted(a)	263.1	259.0
(a)There was an immaterial number of anti-dilutive performance share units excluded from the earnings per diluted share calculations for the three months ended March 31, 2023 and 2022. The outstanding forward sale agreements as of March 31, 2023, were anti-dilutive and excluded from the earnings per diluted share calculation as calculated using the treasury stock method.
NOTE 14 – SEGMENT INFORMATION
The following tables present revenues, net income attributable to common shareholders, and capital expenditures by segment at Ameren and Ameren Illinois for the three months ended March 31, 2023 and 2022. Ameren, Ameren Missouri, and Ameren Illinois management review segment capital expenditure information rather than any individual or total asset amount. For additional information about our segments, see Note 16 – Segment Information under Part II, Item 8, of the Form 10-K.
Ameren

	Ameren Missouri	Ameren Illinois Electric Distribution	Ameren Illinois Natural Gas	Ameren Transmission		Other	Intersegment Eliminations	Ameren
Three Months 2023:
External revenues	$913	$624	$391	$134		$—	$—	$2,062
Intersegment revenues	10	—	—	29		—	(39)	—
Net income attributable to Ameren common shareholders	28	61	87	71	(a)	17	—	264
Capital expenditures	481	170	51	213		3	13	931
Three Months 2022:
External revenues	$808	$464	$481	$126		$—	$—	$1,879
Intersegment revenues	10	1	—	20		—	(31)	—
Net income attributable to Ameren common shareholders	50	49	80	58	(a)	15	—	252
Capital expenditures	414	138	49	172		2	(1)	774
(a)Ameren Transmission earnings reflect an allocation of financing costs from Ameren (parent).
Ameren Illinois

	Ameren Illinois Electric Distribution	Ameren Illinois Natural Gas	Ameren Illinois Transmission	Intersegment Eliminations	Ameren Illinois
Three Months 2023:
External revenues	$624	$391	$86	$—	$1,101
Intersegment revenues	—	—	28	(28)	—
Net income available to common shareholder	61	87	50	—	198
Capital expenditures	170	51	186	—	407
Three Months 2022:
External revenues	$465	$481	$78	$—	$1,024
Intersegment revenues	—	—	20	(20)	—
Net income available to common shareholder	49	80	40	—	169
Capital expenditures	138	49	155	—	342
The following tables present disaggregated revenues by segment at Ameren and Ameren Illinois for the three months ended March 31, 2023 and 2022. Economic factors affect the nature, timing, amount, and uncertainty of revenues and cash flows in a similar manner across customer classes. Revenues from alternative revenue programs have a similar distribution among customer classes as revenues from contracts with customers. Other revenues not associated with contracts with customers are presented in the Other customer classification, along with electric transmission, off-system sales, and capacity revenues.

Ameren

	Ameren Missouri	Ameren Illinois Electric Distribution	Ameren Illinois Natural Gas	Ameren Transmission	Intersegment Eliminations	Ameren
Three Months 2023:
Residential	$324	$382	$—	$—	$—	$706
Commercial	247	200	—	—	—	447
Industrial	61	48	—	—	—	109
Other	209	(6)	—	163	(38)	328
Total electric revenues	$841	$624	$—	$163	$(38)	$1,590
Residential	$52	$—	$296	$—	$—	$348
Commercial	23	—	77	—	—	100
Industrial	2	—	7	—	—	9
Other	5	—	11	—	(1)	15
Total natural gas revenues	$82	$—	$391	$—	$(1)	$472
Total revenues(a)	$923	$624	$391	$163	$(39)	$2,062
Three Months 2022:
Residential	$332	$263	$—	$—	$—	$595
Commercial	240	158	—	—	—	398
Industrial	57	45	—	—	—	102
Other	109	(1)	—	146	(31)	223
Total electric revenues	$738	$465	$—	$146	$(31)	$1,318
Residential	$51	$—	$369	$—	$—	$420
Commercial	22	—	97	—	—	119
Industrial	2	—	17	—	—	19
Other	5	—	(2)	—	—	3
Total natural gas revenues	$80	$—	$481	$—	$—	$561
Total revenues(a)	$818	$465	$481	$146	$(31)	$1,879
(a)The following table presents increases/(decreases) in revenues from alternative revenue programs and other revenues not from contracts with customers for the three months ended March 31, 2023 and 2022:

	Ameren Missouri		Ameren Illinois Electric Distribution	Ameren Illinois Natural Gas	Ameren Transmission	Ameren
Three Months 2023:
Revenues from alternative revenue programs	$(2)		$64	$28	$8	$98
Other revenues not from contracts with customers	(6)	(a)	2	1	—	(3)	(a)
Three Months 2022:
Revenues from alternative revenue programs	$(6)		$55	$(5)	$1	$45
Other revenues not from contracts with customers	—	(a)	2	1	—	3	(a)
(a)Includes net realized losses on derivative power contracts.

Ameren Illinois

	Ameren Illinois Electric Distribution	Ameren Illinois Natural Gas	Ameren Illinois Transmission	Intersegment Eliminations	Ameren Illinois
Three Months 2023:
Residential	$382	$296	$—	$—	$678
Commercial	200	77	—	—	277
Industrial	48	7	—	—	55
Other	(6)	11	114	(28)	91
Total revenues(a)	$624	$391	$114	$(28)	$1,101
Three Months 2022:
Residential	$263	$369	$—	$—	$632
Commercial	158	97	—	—	255
Industrial	45	17	—	—	62
Other	(1)	(2)	98	(20)	75
Total revenues(a)	$465	$481	$98	$(20)	$1,024
(a)The following table presents increases/(decreases) in revenues from alternative revenue programs and other revenues not from contracts with customers for the Ameren Illinois segments for the three months ended March 31, 2023 and 2022:

	Ameren Illinois Electric Distribution	Ameren Illinois Natural Gas	Ameren Illinois Transmission	Ameren Illinois
Three Months 2023:
Revenues from alternative revenue programs	$64	$28	$7	$99
Other revenues not from contracts with customers	2	1	—	3
Three Months 2022:
Revenues from alternative revenue programs	$55	$(5)	$1	$51
Other revenues not from contracts with customers	2	1	—	3
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

OVERVIEW
Net income attributable to Ameren common shareholders in the three months ended March 31, 2023, was $264 million, or $1.00 per diluted share, compared with $252 million, or $0.97 per diluted share, in the year-ago period. Net income for the three months ended March 31, 2023, was favorably affected by increased rate base investments across all segments, a higher recognized ROE at Ameren Illinois Electric Distribution, and decreased other operations and maintenance expenses not subject to formula rates, riders, or trackers, including an increase in the cash surrender value of COLI. Net income for the three months ended March 31, 2023, compared with the year-ago period, was unfavorably affected by decreased electric retail sales at Ameren Missouri, primarily resulting from warmer winter temperatures experienced in 2023, and increased financing costs from the issuance of long-term debt at Ameren Missouri and higher interest rates on short-term borrowings.
Ameren’s strategic plan includes investing in rate-regulated energy infrastructure, enhancing regulatory frameworks and advocating for responsible policies, and optimizing operating performance to capitalize on opportunities to benefit our customers, our shareholders, and the environment. Ameren remains focused on disciplined cost management and strategic capital allocation. Ameren invested $0.9 billion in its rate-regulated businesses in the three months ended March 31, 2023.
In April 2023, Ameren Missouri, the MoPSC staff, the MoOPC, and certain intervenors filed a nonunanimous stipulation and agreement with the MoPSC to increase Ameren Missouri’s annual revenues for electric service by $140 million. The remaining intervenors did not object to the agreement. The stipulation and agreement, which is subject to MoPSC approval, did not specify an allowed ROE, capital structure, rate base, or any rate base disallowances. The stipulation and agreement includes the continued use of the FAC and trackers for pension and postretirement benefits, uncertain income tax positions, certain excess deferred income taxes, and renewable energy standard costs that the MoPSC previously authorized in earlier electric rate orders, as well as the use of an electric property tax tracker. It also includes a tracker for future production and investment tax credits and proceeds from the sale of tax credits allowed under the IRA. A decision by the MoPSC on the nonunanimous stipulation and agreement is expected by June 2023, with new rates expected to take effect on July 1, 2023.
In April 2023, the MoPSC issued an order approving a requested CCN for the Boomtown Solar Project. In February 2023, the MoPSC issued an order approving a nonunanimous stipulation and agreement regarding a requested CCN for the Huck Finn Solar Project. In 2022, Ameren Missouri entered into an engineering, supply, and construction agreement to construct the Vandalia Solar Project, a 50-MW solar generation facility expected to be located in central Missouri and support Ameren Missouri’s transition to renewable generation. Ameren Missouri expects to construct the Vandalia Solar Project after obtaining a CCN from the MoPSC, which it expects to file by mid-2023.
In March 2023, Ameren Missouri filed a proposed customer energy-efficiency plan with the MoPSC under the MEEIA. This filing proposed a three-year plan, which includes a portfolio of customer energy-efficiency programs, along with the continued use of the MEEIA rider, which allows Ameren Missouri to collect from, or refund to, customers any difference in actual MEEIA program costs and related lost electric margins and the amounts collected from customers. If the plan is approved, Ameren Missouri intends to invest $122 million annually in the proposed customer energy-efficiency programs from 2024 to 2026. In addition, Ameren Missouri requested performance incentives applicable to each plan year to earn additional revenues by achieving certain customer energy-efficiency and target spending goals. If 100% of the goals are achieved, Ameren Missouri would earn additional revenues totaling $55 million over the three-year plan. Ameren Missouri also requested additional performance incentives applicable to each plan year totaling up to $14 million over the three-year plan, if Ameren Missouri exceeds 100% of the goals. The MoPSC is under no deadline to issue an order in this proceeding.
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
In April 2023, Ameren Illinois filed for a reconciliation adjustment to its 2022 electric distribution service revenue requirement with the ICC, requesting recovery of $127 million. The reconciliation adjustment reflects Ameren Illinois’ actual 2022 recoverable costs, year-end rate base, and capital structure, which was composed of 54% common equity. An ICC decision in this proceeding is required by December 2023, and any approved adjustment would be collected from customers in 2024.
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
Under an MYRP, the IETL permits any initial rate increase to be phased in, with at least 50% of the first annual period’s approved rate increase reflected in rates in the first annual period, with the remaining portion deferred as a regulatory asset that earns a return at the applicable WACC and is collected from customers over a period not to exceed two years beginning within one year after the second annual period’s rates are effective. Ameren Illinois’ MYRP filing utilizes this phase-in provision and proposes to defer 50% of the requested 2024 rate increase of $171 million as a regulatory asset to be collected from customers in 2026. An ICC decision in this proceeding is required by December 2023, with new rates effective starting in January 2024.
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
For further information on the matters discussed above, see Note 2 – Rate and Regulatory Matters under Part I, Item I, of this report, and the Outlook section below.
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

Earnings Summary
The following table presents a summary of Ameren’s earnings for the three months ended March 31, 2023 and 2022:

	Three Months
	2023	2022
Net income attributable to Ameren common shareholders	$264	$252
Earnings per common share – diluted	1.00	0.97
Net income attributable to Ameren common shareholders increased $12 million, or 3 cents per diluted share, in the three months ended March 31, 2023, compared with the year-ago period. The increase was due to net income increases of $13 million, $12 million, $7 million, and $2 million at Ameren Transmission, Ameren Illinois Electric Distribution, Ameren Illinois Natural Gas, and activity not reported as part of a segment, primarily at Ameren (parent), respectively. These earnings increases were partially offset by a $22 million net income decrease at Ameren Missouri.
Earnings per diluted share were favorably affected in the three months ended March 31, 2023, compared to the year-ago period, by:
•increased rate base investments at Ameren Transmission and Ameren Illinois Electric Distribution and a higher recognized ROE due to a higher estimated annual average of the monthly yields of the 30-year United States Treasury bonds at Ameren Illinois Electric Distribution, which increased revenues at these segments (7 cents per share);
•decreased other operations and maintenance expenses not subject to formula rates, riders, or trackers, including an increase in the cash surrender value of COLI (3 cents per share);
•decreased taxes other than income taxes, primarily at Ameren Missouri, largely resulting from employee retention tax credits received under the Coronavirus Aid, Relief, and Economic Security Act (2 cents per share);
•increased base rate revenues at Ameren Missouri for the inclusion of previously deferred interest charges pursuant to the December 2021 MoPSC electric rate order effective February 28, 2022, partially offset by increased interest charges resulting from lower deferrals related to infrastructure investments associated with the PISA and RESRAM (2 cents per share);
•increased other income, net, largely due to increased non-service cost components of net periodic benefit income not subject to formula rates or trackers (2 cents per share);
•increased base rate revenues at Ameren Missouri effective February 28, 2022, pursuant to the December 2021 MoPSC electric rate order, partially offset by the amortization of previously deferred depreciation expense under the PISA and RESRAM, financing costs otherwise recoverable under the PISA and RESRAM, a higher base level of expenses, and the net recovery for amounts associated with the reduction in sales volumes resulting from MEEIA programs (1 cent per share); and
•increased Ameren Illinois Natural Gas earnings from investments in qualifying infrastructure recovered under the QIP (1 cent per share).
Earnings per diluted share were unfavorably affected in the three months ended March 31, 2023, compared to the year-ago period, by:
•decreased electric retail sales at Ameren Missouri, primarily resulting from warmer winter temperatures experienced in 2023 (estimated at 10 cents per share);
•increased financing costs, primarily at Ameren Missouri and Ameren (parent), due to higher long-term debt balances at Ameren Missouri and higher interest rates on short-term borrowings (4 cents per share); and
•increased weighted-average basic common shares outstanding resulting from issuances of common shares as detailed in Note 4 – Long-term Debt and Equity Financings under Part I, Item 1, of this report, and Note 5 – Long-term Debt and Equity Financings under Part II, Item 8, of the Form 10-K (2 cents per share).
The cents per share variances above are presented based on the weighted-average basic common shares outstanding in the three months ended March 31, 2022, and do not reflect the impact of dilution on earnings per share, unless otherwise noted. The amounts above other than variances related to income taxes have been presented net of income taxes using Ameren’s 2023 blended federal and state statutory tax rate of 26%. For additional details regarding the Ameren Companies’ results of operations, including explanations of Electric and Natural Gas Margins; Other Operations and Maintenance Expenses; Depreciation and Amortization Expenses; Taxes Other Than Income Taxes; Other Income, Net; Interest Charges; and Income Taxes, see the major headings below.

Below is Ameren’s table of income statement components by segment for the three months ended March 31, 2023 and 2022:

	Ameren Missouri	Ameren Illinois Electric Distribution	Ameren Illinois Natural Gas	Ameren Transmission	Other / Intersegment Eliminations	Ameren
Three Months 2023:
Electric revenues	$841	$624	$—	$163	$(38)	$1,590
Fuel	(113)	—	—	—	—	(113)
Purchased power	(208)	(315)	—	—	28	(495)
Electric margins	520	309	—	163	(10)	982
Natural gas revenues	82	—	391	—	(1)	472
Natural gas purchased for resale	(47)	—	(161)	—	—	(208)
Natural gas margins	35	—	230	—	(1)	264
Other operations and maintenance expenses	(239)	(129)	(59)	(16)	(5)	(448)
Depreciation and amortization expenses	(176)	(84)	(26)	(33)	(1)	(320)
Taxes other than income taxes	(80)	(18)	(23)	(2)	(4)	(127)
Operating income (loss)	60	78	122	112	(21)	351
Other income, net	19	24	8	6	21	78
Interest charges	(51)	(21)	(13)	(22)	(20)	(127)
Income (taxes) benefit	1	(20)	(30)	(25)	37	(37)
Net income	29	61	87	71	17	265
Noncontrolling interests – preferred stock dividends	(1)	—	—	—	—	(1)
Net income attributable to Ameren common shareholders	$28	$61	$87	$71	$17	$264
Three Months 2022:
Electric revenues	$738	$465	$—	$146	$(31)	$1,318
Fuel	(176)	—	—	—	—	(176)
Purchased power	(50)	(151)	—	—	24	(177)
Electric margins	512	314	—	146	(7)	965
Natural gas revenues	80	—	481	—	—	561
Natural gas purchased for resale	(46)	—	(247)	—	—	(293)
Natural gas margins	34	—	234	—	—	268
Other operations and maintenance expenses	(232)	(147)	(63)	(16)	(3)	(461)
Depreciation and amortization expenses	(164)	(81)	(23)	(30)	(1)	(299)
Taxes other than income taxes	(85)	(20)	(31)	(2)	(4)	(142)
Operating income (loss)	65	66	117	98	(15)	331
Other income, net	23	16	4	3	14	60
Interest charges	(39)	(18)	(11)	(22)	(14)	(104)
Income (taxes) benefit	2	(15)	(30)	(21)	30	(34)
Net income	51	49	80	58	15	253
Noncontrolling interests – preferred stock dividends	(1)	—	—	—	—	(1)
Net income attributable to Ameren common shareholders	$50	$49	$80	$58	$15	$252

Below is Ameren Illinois’ table of income statement components by segment for the three months ended March 31, 2023 and 2022:

	Ameren Illinois Electric Distribution	Ameren Illinois Natural Gas	Ameren Illinois Transmission	Other / Intersegment Eliminations	Ameren Illinois
Three Months 2023:
Electric revenues	$624	$—	$114	$(28)	$710
Purchased power	(315)	—	—	28	(287)
Electric margins	309	—	114	—	423
Natural gas revenues	—	391	—	—	391
Natural gas purchased for resale	—	(161)	—	—	(161)
Natural gas margins	—	230	—	—	230
Other operations and maintenance expenses	(129)	(59)	(14)	—	(202)
Depreciation and amortization expenses	(84)	(26)	(23)	—	(133)
Taxes other than income taxes	(18)	(23)	(1)	—	(42)
Operating income (loss)	78	122	76	—	276
Other income, net	24	8	5	—	37
Interest charges	(21)	(13)	(13)	—	(47)
Income taxes	(20)	(30)	(18)	—	(68)
Net income attributable to common shareholder	$61	$87	$50	$—	$198
Three Months 2022:
Electric revenues	$465	$—	$98	$(20)	$543
Purchased power	(151)	—	—	20	(131)
Electric margins	314	—	98	—	412
Natural gas revenues	—	481	—	—	481
Natural gas purchased for resale	—	(247)	—	—	(247)
Natural gas margins	—	234	—	—	234
Other operations and maintenance expenses	(147)	(63)	(13)	—	(223)
Depreciation and amortization expenses	(81)	(23)	(20)	—	(124)
Taxes other than income taxes	(20)	(31)	(2)	—	(53)
Operating income (loss)	66	117	63	—	246
Other income, net	16	4	4	—	24
Interest charges	(18)	(11)	(13)	—	(42)
Income taxes	(15)	(30)	(14)	—	(59)
Net income attributable to common shareholder	$49	$80	$40	$—	$169
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

Electric Margins

Increase (Decrease) by Segment
Total by Segment(a)	Overall Ameren Increase of $17 Million

$ (Millions)
$1,000
$800
$600
$400
$200
$0
$982
$163
$309
$520
$965
$146
$314
$512
2023
2022

(a)Includes other/intersegment eliminations of $(10) million and $(7) million in the three months ended March 31, 2023 and 2022, respectively.

Ameren Missouri	Ameren Illinois Electric Distribution	Ameren Transmission	Other/Intersegment Eliminations
Natural Gas Margins

Increase (Decrease) by Segment
Total by Segment(b)	Overall Ameren Decrease of $4 Million

$300
$250
$200
$150
$100
$50
$0
$ (Millions)
$264
$230
$35
$268
$234
$34
2023
2022

(b)Includes other/intersegment eliminations of $(1) million in the three months ended March 31, 2023.

Ameren Missouri	Ameren Illinois Natural Gas	Other/Intersegment Eliminations

The following tables present the favorable (unfavorable) variations by Ameren segment for electric and natural gas margins for the three months ended March 31, 2023, compared with the year-ago period:

Electric and Natural Gas Margins
Three Months	Ameren Missouri	Ameren Illinois Electric Distribution	Ameren Illinois Natural Gas	Ameren Transmission(a)	Other /Intersegment Eliminations	Ameren
Electric revenue change:
Base rates (estimate)(b)	$38	$(4)	$—	$17	$—	$51
Effect of weather (estimate)(c)	(33)	—	—	—	—	(33)
Sales volumes and changes in customer usage patterns (excluding the estimated effects of weather and MEEIA)	(7)	—	—	—	—	(7)
Customer demand charges	2	—	—	—	—	2
Off-system sales, capacity, and FAC revenues, net	90	—	—	—	—	90
Ameren Illinois energy-efficiency program investment revenues	—	4	—	—	—	4
Other	—	3	—	—	(3)	—
Cost recovery mechanisms – offset in fuel and purchased power(d)	12	164	—	—	(4)	172
Other cost recovery mechanisms(e)	1	(8)	—	—	—	(7)
Total electric revenue change	$103	$159	$—	$17	$(7)	$272
Fuel and purchased power change:
Energy costs (excluding the estimated effect of weather)	$(90)	$—	$—	$—	$—	$(90)
Effect of weather (estimate)(b)	7	—	—	—	—	7
Effect of higher net energy costs included in base rates	(1)	—	—	—	—	(1)
Other	1	—	—	—	—	1
Cost recovery mechanisms – offset in electric revenue(d)	(12)	(164)	—	—	4	(172)
Total fuel and purchased power change	$(95)	$(164)	$—	$—	$4	$(255)
Net change in electric margins	$8	$(5)	$—	$17	$(3)	$17
Natural gas revenue change:
Effect of weather (estimate)(b)	$(9)	$—	$—	$—	$—	$(9)
Base rates (estimate)	2	—	—	—	—	2
QIP	—	—	3	—	—	3
Other	—	—	—	—	(1)	(1)
Cost recovery mechanisms – offset in natural gas purchased for resale(d)	9	—	(86)	—	—	(77)
Other cost recovery mechanisms(e)	—	—	(7)	—	—	(7)
Total natural gas revenue change	$2	$—	$(90)	$—	$(1)	$(89)
Natural gas purchased for resale change:
Effect of weather (estimate)(b)	$8	$—	$—	$—	$—	$8
Cost recovery mechanisms – offset in natural gas revenue(d)	(9)	—	86	—	—	77
Total natural gas purchased for resale change	$(1)	$—	$86	$—	$—	$85
Net change in natural gas margins	$1	$—	$(4)	$—	$(1)	$(4)
(a)Includes an increase in transmission margins of $16 million at Ameren Illinois for the three months ended March 31, 2023, compared with the year-ago period.
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

Ameren
Ameren’s electric margins increased $17 million, or 2%, for the three months ended March 31, 2023, compared with the year-ago period, due to increased margins at Ameren Transmission and Ameren Missouri, partially offset by decreased margins at Ameren Illinois Electric Distribution, as discussed below. Ameren’s natural gas margins decreased $4 million, or 1%, for the three months ended March 31, 2023, compared with the year-ago period, due to decreased margins at Ameren Illinois Natural Gas, as discussed below.
Ameren Transmission
Ameren Transmission’s margins increased $17 million, or 12%, for the three months ended March 31, 2023, compared with the year-ago period. Base rate revenues were favorably affected by higher recoverable expenses (+$11 million) and increased capital investment (+$6 million), as evidenced by an 11% increase in rate base used to calculate the revenue requirement.
Ameren Missouri
Ameren Missouri’s electric margins increased $8 million, or 2%, for the three months ended March 31, 2023, compared with the year-ago period. Revenues associated with “Cost recovery mechanisms – offset in fuel and purchased power” increased $12 million for the three months ended March 31, 2023, due to changes in amortization of costs previously deferred under the FAC that were reflected in customer rates. The changes to “Cost recovery mechanisms - offset in fuel and purchased power” are fully offset by “Cost recovery mechanisms - offset in electric revenue,” in the table above, and result in no impact to margins. Ameren Missouri’s 5% exposure to net energy cost variances under the FAC is reflected within “Off-system sales, capacity, and FAC revenues, net” and “Energy costs (excluding the estimated effect of weather),” which was comparable between periods. The change in net energy costs is the sum of “Off-system sales, capacity and FAC revenues, net” (+$90 million) and “Energy costs (excluding the estimated effect of weather)” (-$90 million) in the table above. In the three months ended March 31, 2023, these revenues and costs increased primarily due to higher capacity prices, partially offset by the effect of decreased generation volumes. Ameren Missouri sells nearly all of its capacity to the MISO and purchases the capacity it needs to supply its native load sales from the MISO. Capacity revenues increased $154 million and capacity costs increased $149 million. Capacity revenues and costs increased as the capacity price set by the annual MISO auction in 2022 increased from $5 per MW-day to $237 per MW-day. The April 2021 MISO auction pricing was effective from June 2021 through May 2022, while the April 2022 MISO auction pricing established the annual rate beginning in June 2022. See Outlook for additional information related to the April 2022 MISO auction. These increases in capacity revenues and costs were partially offset by the effect of lower market prices for power, which resulted in a decrease in off-system sales and related fuel costs.
Higher electric base rates, excluding the change in base rates for the MEEIA customer energy-efficiency programs and the RESRAM, resulting from the December 2021 MoPSC electric rate order effective February 28, 2022, partially offset by higher net energy costs included in base rates, increased margins an estimated $37 million for the three months ended March 31, 2023. The change in electric base rates is the sum of the change in “Base rates (estimate)” (+$38 million) and the “Effect of higher net energy costs included in base rates” (-$1 million) in the table above.
The following items had an unfavorable effect on Ameren Missouri’s electric margins between periods:
•Winter temperatures were warmer as heating degree days decreased 18% for the three months ended March 31, 2023. The aggregate effect of weather decreased margins an estimated $26 million for the three months ended March 31, 2023. The change in margins due to weather is the sum of the “Effect of weather (estimate)” on electric revenues (-$33 million) and the “Effect of weather (estimate)” on fuel and purchased power (+$7 million) in the table above.
•Excluding the estimated effects of weather and the MEEIA customer energy-efficiency programs, electric revenues decreased an estimated $7 million. This was primarily due to a decrease in retail sales volumes and a decrease in the average retail price per kilowatthour related to changes in customer usage patterns.
Ameren Missouri’s natural gas margins were comparable between periods. Purchased gas costs increased $9 million for the three months ended March 31, 2023, due to amortization of natural gas costs previously deferred under the PGA, driven by a significant increase in cost and customer demand as result of the extremely cold weather in mid-February 2021. The increased purchased natural gas costs are fully offset by an increase in natural gas revenues under the PGA, resulting in no impact to margin. The increase in purchased natural gas cost is reflected in “Cost recovery mechanisms – offset in natural gas revenue” and the associated recoverability from customers is reflected in “Cost recovery mechanisms – offset in natural gas purchased for resale” in the table above.
Ameren Illinois
Ameren Illinois’ electric margins increased $11 million, or 3%, for the three months ended March 31, 2023, compared with the year-ago period, driven by increased margins at Ameren Illinois Transmission, partially offset by decreased margins at Ameren Illinois Electric Distribution. Ameren Illinois Natural Gas’ margins decreased $4 million, or 2%, for the three months ended March 31, 2023, compared with the year-ago period.
Ameren Illinois Electric Distribution
Ameren Illinois Electric Distribution’s margins decreased $5 million, or 2%, for the three months ended March 31, 2023, compared with the year-ago period. Purchased power costs increased $164 million for the three months ended March 31, 2023, primarily due to increased energy prices (+$97 million) largely reflecting the results of IPA procurement events, and increased capacity prices (+$44 million). In the three months ended March 31, 2023, capacity costs increased as the capacity price set by the annual MISO auction in 2022 increased from $5 per MW-day to $237 per MW-day. The April 2021 MISO auction pricing was effective from June 2021 through May 2022, while the April 2022 MISO auction pricing established the annual rate beginning in June 2022. See Outlook for additional information related to the April 2022 MISO auction. In addition to increased energy and capacity prices, higher volumes increased purchased power costs (+$17 million), primarily due to residential and small commercial customer switching from alternative retail electric suppliers to Ameren Illinois’ supplied power. The increased purchased power costs are fully offset by an increase in electric revenues under the cost recovery mechanisms for purchased power, resulting in no impact to margin. The increase in purchased power cost is reflected in “Cost recovery mechanisms – offset in electric revenue” and the associated recoverability from customers is reflected in “Cost recovery mechanisms – offset in fuel and purchased power” in the table above.
The following items had an unfavorable effect on Ameren Illinois Electric Distribution’s margins between periods:
•Other cost recovery mechanisms decreased margins by $8 million, primarily due to a lower amount of bad debt costs included in customer rates pursuant to the associated rider.
•Base rates decreased margins by $4 million due to lower recoverable non-purchased power expenses (-$13 million), partially offset by a higher recognized ROE (+$6 million), as evidenced by an increase of 115 basis points in the estimated annual average of the monthly yields of the 30-year United States Treasury bonds, and increased capital investment (+$3 million), as evidenced by an 8% increase in rate base used to calculate the revenue requirement.
For the three months ended March 31, 2023, revenues increased $4 million due to the recovery of and return on increased energy-efficiency program investments under performance-based formula ratemaking.
Ameren Illinois Natural Gas
Ameren Illinois Natural Gas’ margins decreased $4 million, or 2%, for the three months ended March 31, 2023, compared with the year-ago period. Purchased gas costs decreased $86 million for the three months ended March 31, 2023, primarily due to lower amortization of natural gas costs that were previously deferred under the PGA and lower natural gas prices in 2023. Those deferred natural gas costs related to the mid-February 2021 weather event were fully recovered from customers by the end of 2022. The decreased purchased natural gas costs are fully offset by a decrease in natural gas revenues under the PGA, resulting in no impact to margin. The decrease in purchased natural gas cost is reflected in “Cost recovery mechanisms – offset in natural gas revenue” and the associated recoverability from customers is reflected in “Cost recovery mechanisms – offset in natural gas purchased for resale” in the table above. Other cost recovery mechanisms decreased revenues $7 million for the three months ended March 31, 2023, primarily due to decreased revenues for excise taxes. Revenues increased $3 million due to additional investment in natural gas infrastructure under the QIP for the three months ended March 31, 2023.
Ameren Illinois Transmission
Ameren Illinois Transmission’s margins increased $16 million, or 16%, for the three months ended March 31, 2023, compared with the year-ago period. Base rate revenues were favorably affected by higher recoverable expenses (+$9 million) and increased capital investment (+$7 million), as evidenced by a 17% increase in rate base used to calculate the revenue requirement.

Other Operations and Maintenance Expenses

Increase (Decrease) by Segment
Total by Segment(a)	Overall Ameren Decrease of $13 Million

$500
$400
$300
$200
$100
$0
$ (Millions)
$448
$16
$59
$129
$239
$461
$16
$63
$147
$232
2023
2022

(a)Includes other/intersegment eliminations of $5 million and $3 million in the three months ended March 31, 2023 and 2022, respectively.

Ameren Missouri	Ameren Illinois Natural Gas	Other/Intersegment Eliminations

Ameren Illinois Electric Distribution	Ameren Transmission
Ameren
Other operations and maintenance expenses decreased $13 million in the three months ended March 31, 2023, compared with the year-ago period, due to changes discussed below.
Ameren Transmission
Other operations and maintenance expenses were comparable between periods.
Ameren Missouri
Other operations and maintenance expenses increased $7 million in the three months ended March 31, 2023, compared with the year-ago period, primarily due to the following items:
•Labor and benefit costs increased $6 million, primarily because of a higher base level of pension service costs reflected in electric service rates effective February 28, 2022, pursuant to the December 2021 MoPSC rate order.
•Transmission and distribution expenditures increased $5 million, primarily because of timing of system maintenance expenditures.
•MEEIA customer energy-efficiency program spend increased $4 million, as approved by the MoPSC.
The above increases were partially offset by a $9 million increase in the cash surrender value of COLI. In the three months ended March 31, 2023, the effect of changes in the cash surrender value of COLI was a gain of $3 million, compared with a loss of $6 million in the year-ago period.
Ameren Illinois
Other operations and maintenance expenses decreased $21 million in the three months ended March 31, 2023, compared with the year-ago period, as discussed below. Other operations and maintenance expenses were comparable at Ameren Illinois Transmission between periods.

Ameren Illinois Electric Distribution
Other operations and maintenance expenses decreased $18 million in the three months ended March 31, 2023, compared with the year-ago period primarily because of the following items:
•Bad debt costs decreased $13 million due to a lower amount of costs included in customer rates pursuant to the associated rider.
•Distribution system expenditures decreased $7 million, primarily because of disciplined cost management and timing of vegetation management expenses.
•The cash surrender value of COLI increased $4 million, primarily because of favorable market returns in 2023, compared with unfavorable market returns in the year-ago period.
The above decreases were partially offset by a $3 million increase in the amortization of regulatory assets associated with customer energy-efficiency program investments under formula ratemaking.
Ameren Illinois Natural Gas
Other operations and maintenance expenses decreased $4 million in the three months ended March 31, 2023, compared with the year-ago period, primarily because of a $2 million increase in the cash surrender value of COLI. In the three months ended March 31, 2023, the effect of changes in the cash surrender value of COLI was a gain of $1 million, compared with a loss of $1 million in the year-ago period.
Depreciation and Amortization Expenses

Increase by Segment
Total by Segment(a)	Overall Ameren Increase of $21 Million

$350
$300
$250
$200
$150
$100
$50
$0
$ (Millions)
$320
$33
$26
$84
$176
$299
$30
$23
$81
$164
2023
2022

(a)Includes other/intersegment eliminations of $1 million and $1 million in the three months ended March 31, 2023 and 2022, respectively.

Ameren Missouri	Ameren Illinois Natural Gas	Other/Intersegment Eliminations

Ameren Illinois Electric Distribution	Ameren Transmission
Depreciation and amortization expenses increased $21 million, $12 million, and $9 million in the three months ended March 31, 2023, compared with the year-ago period, at Ameren, Ameren Missouri, and Ameren Illinois, respectively, primarily because of additional property, plant, and equipment investments across their respective segments. Ameren’s and Ameren Missouri’s depreciation and amortization expenses for the three months ended March 31, 2023, compared with the year-ago period, were affected by the following, which include the effect of the additional investments at Ameren Missouri:
•Depreciation and amortization rate changes effective February 28, 2022, pursuant to the December 2021 MoPSC electric rate order, which increased depreciation and amortization expenses by $11 million.

•Increased depreciation and amortization expenses of $11 million for amounts previously deferred under the PISA and RESRAM and subsequently reflected in base rates effective February 28, 2022, pursuant to the December 2021 MoPSC electric rate order, largely due to investments in wind generation.
•The absence in 2023 of 2022 deferrals and increased amortization of Meramec Energy Center retirement costs increased depreciation and amortization expenses by $8 million pursuant to the December 2021 MoPSC electric rate order, which established a five-year recovery period for certain Meramec Energy Center costs beginning February 28, 2022.
•Depreciation and amortization at Ameren and Ameren Missouri reflected a deferral to a regulatory asset of depreciation and amortization pursuant to PISA and RESRAM. The amount of depreciation and amortization included in base rates for PISA and RESRAM deferrals was updated when new customer rates became effective on February 28, 2022, pursuant to the December 2021 MoPSC electric rate order, which incorporated deferrals through September 30, 2021. Lower deferrals, due to the inclusion in base rates of depreciation and amortization associated with certain property, plant, and equipment previously deferred under the PISA and RESRAM, increased depreciation and amortization expenses by $8 million.
•The retirement of the Meramec Energy Center in December 2022, which decreased depreciation and amortization expenses by $14 million.
•The net under-recovery of RESRAM eligible expenses decreased depreciation and amortization expenses by $13 million.

Taxes Other Than Income Taxes

Increase (Decrease) by Segment
Total by Segment(a)	Overall Ameren Decrease of $15 Million

$150
$120
$90
$60
$30
$0
$ (Millions)
$127
$23
$18
$80
$142
$31
$20
$85
2023
2022

(a)Includes $2 million and $2 million at Ameren Transmission in the three months ended March 31, 2023 and 2022, respectively, and other/intersegment eliminations of $4 million and $4 million in the three months ended March 31, 2023 and 2022, respectively.

Ameren Missouri	Ameren Illinois Natural Gas	Other/Intersegment Eliminations

Ameren Illinois Electric Distribution	Ameren Transmission
Taxes other than income taxes decreased $15 million in the three months ended March 31, 2023, compared with the year-ago period, primarily because of a $7 million decrease in excise taxes at Ameren Illinois Natural Gas, primarily resulting from decreased sales. Taxes other than income taxes also decreased $5 million at Ameren Missouri because of employee retention tax credits received under the Coronavirus Aid, Relief, and Economic Security Act.

Other Income, Net

Increase (Decrease) by Segment
Total by Segment(a)	Overall Ameren Increase of $18 Million

$90
$80
$70
$60
$50
$40
$30
$20
$10
$0
$ (Millions)
$78
$21
$6
$8
$24
$19
$60
$14
$3
$4
$16
$23
2023
2022

Ameren Missouri	Ameren Illinois Natural Gas	Other/Intersegment Eliminations

Ameren Illinois Electric Distribution	Ameren Transmission
Other income, net, increased $18 million in the three months ended March 31, 2023, compared with the year-ago period, primarily because of increases in the non-service cost component of net periodic benefit income of $8 million, $7 million, and $3 million for activity not reported as part of a segment, Ameren Illinois Electric Distribution, and Ameren Illinois Natural Gas, respectively. Other income, net, also increased because of a $2 million increase in the equity portion of allowance for funds used during construction for Ameren Transmission. These increases in other income, net, were partially offset by a $5 million decrease in interest income on industrial development revenue bonds at Ameren Missouri, as these bonds were settled in December 2022 and January 2023.
See Note 5 – Other Income, Net, under Part I, Item 1, of this report for additional information. See Note 11 – Retirement Benefits under Part I, Item 1, of this report for more information on the non-service cost components of net periodic benefit income.

Interest Charges

Increase by Segment
Total by Segment	Overall Ameren Increase of $23 Million

$150
$125
$100
$75
$50
$25
$0
$ (Millions)
$127
$20
$22
$13
$21
$51
$104
$14
$22
$11
$18
$39
2023
2022

Ameren Missouri	Ameren Illinois Natural Gas	Other/Intersegment Eliminations

Ameren Illinois Electric Distribution	Ameren Transmission
Interest charges increased $23 million in the three months ended March 31, 2023, compared with the year-ago period, primarily because of the following items:
•Interest charges at Ameren and Ameren Missouri reflected a deferral to a regulatory asset of interest charges pursuant to PISA and RESRAM. The amount of interest charges included in base rates for PISA and RESRAM deferrals was updated when new customer rates became effective on February 28, 2022, pursuant to the December 2021 MoPSC electric rate order, which incorporated deferrals through September 30, 2021. Lower deferrals, due to the inclusion in base rates of interest associated with certain property, plant, and equipment previously deferred under the PISA and RESRAM, increased interest charges by $9 million.
•Issuances of long-term debt at Ameren Missouri in April 2022 and March 2023 collectively increased interest charges by $6 million.
•Interest charges increased $6 million and $5 million at Ameren (parent) and Ameren Missouri, respectively, because of higher interest rates on increased levels of short-term borrowings.
•Issuances of long-term debt at Ameren Illinois Electric Distribution in August and November 2022 collectively increased interest charges by $4 million.
The following items partially offset the above increases in interest charges:
•Interest charges decreased $5 million at Ameren Missouri because of an increase in the allowance for borrowed funds, primarily due to increased eligible construction work in process balances and a higher applicable borrowing rate.
•Interest charges decreased $5 million at Ameren Missouri, primarily due to the termination of a financing obligation agreement related to the CT energy center in Audrain County.
See Note 3 – Short-term Debt and Liquidity under Part I, Item 1, of this report and the Long-term Debt and Equity section below for additional information on short-term borrowings and long-term debt, respectively. See Note 4 – Long-term Debt and Equity Financings under Part I, Item 1, of this report for additional information on the termination of the financing obligation agreement.

Income Taxes
The following table presents effective income tax rates for the three months ended March 31, 2023 and 2022:

	Three Months(a)
	2023	2022
Ameren	12%	12%
Ameren Missouri	(4)%	(4)%
Ameren Illinois	25%	26%
Ameren Illinois Electric Distribution	24%	24%
Ameren Illinois Natural Gas	26%	27%
Ameren Illinois Transmission	26%	26%
Ameren Transmission	26%	27%
(a)Estimate of the annual effective income tax rate adjusted to reflect the tax effect of items discrete to the three months ended March 31, 2023 and 2022.
See Note 12 – Income Taxes under Part I, Item 1, of this report for a reconciliation of the federal statutory corporate income tax rate to the effective income tax rate for the Ameren Companies.
LIQUIDITY AND CAPITAL RESOURCES
Collections from our tariff-based revenues are our principal source of cash provided by operating activities. A diversified retail customer mix, primarily consisting of rate-regulated residential, commercial, and industrial customers, provides us with a reasonably predictable source of cash. In addition to using cash provided by operating activities, we use available cash, drawings under committed credit agreements, commercial paper issuances, and/or, in the case of Ameren Missouri and Ameren Illinois, short-term affiliate borrowings to support normal operations and temporary capital requirements. We may reduce our short-term borrowings with cash provided by operations or, at our discretion, with long-term borrowings, or, in the case of Ameren Missouri and Ameren Illinois, with capital contributions from Ameren (parent). As of March 31, 2023, there have been no material changes other than in the ordinary course of business related to cash requirements arising from these long-term commitments provided in Item 7 of the Form 10-K.
We expect to make significant capital expenditures over the next five years, supported by a combination of long-term debt and equity, as we invest in our electric and natural gas utility infrastructure to support overall system reliability, grid modernization, renewable energy target requirements, environmental compliance, and other improvements. For additional information about our long-term debt outstanding, including maturities due within one year, and the applicable interest rates, see Note 5 – Long-term Debt and Equity Financings under Part II, Item 8 of the Form 10-K and Note 4 – Long-term Debt and Equity Financings under Part I, Item 1, of this report. As part of its funding plan for capital expenditures, Ameren is using newly issued shares of common stock, rather than market-purchased shares, to satisfy requirements under the DRPlus and employee benefit plans and expects to continue to do so through at least 2027. Ameren expects these equity issuances to total about $100 million annually. In addition, Ameren has an ATM program under which Ameren may offer and sell from time to time common stock, which includes the ability to enter into forward sales agreements, subject to market conditions and other factors. There were no shares issued under the ATM program for the three months ended March 31, 2023. As of April 30, 2023, Ameren has entered into multiple forward sale agreements under the ATM program with various counterparties relating to 3.8 million shares of common stock. Ameren expects to settle approximately $300 million of the forward sale agreements with physical delivery of 3.2 million shares of common stock by December 31, 2023. Also, Ameren plans to issue approximately $500 million of equity each year from 2024 to 2027, in addition to issuances under the DRPlus and employee benefit plans. As of March 31, 2023, Ameren had approximately $980 million of common stock available for sale under the ATM program, which takes into account the forward sale agreements in effect as of March 31, 2023. Ameren expects its equity to total capitalization to be about 45% through December 31, 2027, with the long-term intent to support solid investment-grade credit ratings. See Long-term Debt and Equity below and Note 4 – Long-term Debt and Equity Financings under Part I, Item 1, of this report for additional information on the ATM program, including the forward sale agreements under the ATM program relating to common stock.
The use of cash provided by operating activities and short-term borrowings to fund capital expenditures and other long-term investments at the Ameren Companies frequently results in a working capital deficit, defined as current liabilities exceeding current assets, as was the case at March 31, 2023, for Ameren and Ameren Illinois. With the credit capacity available under the Credit Agreements, and cash and cash equivalents, Ameren (parent), Ameren Missouri, and Ameren Illinois, collectively, had net available liquidity of $1.4 billion at March 31, 2023. Additionally, as of March 31, 2023, Ameren could have settled the forward sale agreements with physical delivery of 3.4 million shares of common stock to the respective counterparties in exchange for cash of $317 million. See Credit Facility Borrowings and Liquidity and Long-term Debt and Equity below for additional information.

The following table presents net cash provided by (used in) operating, investing, and financing activities for the three months ended March 31, 2023 and 2022:

	Net Cash Provided By Operating Activities					Net Cash Used In Investing Activities			Net Cash Provided By Financing Activities
	2023		2022		Variance	2023	2022	Variance	2023	2022	Variance
Ameren	$496	(a)	$388	(a)	$108	$(964)	$(780)	$(184)	$489	$391	$98
Ameren Missouri	153		56		97	(513)	(417)	(96)	358	362	(4)
Ameren Illinois	373	(a)	342	(a)	31	(407)	(342)	(65)	60	4	56
(a)Both Ameren and Ameren Illinois’ cash provided by operating activities included cash outflows of $25 million and $16 million for the FEJA electric energy-efficiency rider and $2 million and $3 million for the customer generation rebate program for the three months ended March 31, 2023 and 2022, respectively.
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
As a result of the significant increase in customer demand and prices for natural gas and electricity experienced in mid-February 2021 due to extremely cold weather, Ameren Missouri and Ameren Illinois had under-recovered costs for the month of February 2021 under their PGA clauses and, for Ameren Missouri, under the FAC (Ameren Missouri – PGA $53 million, FAC $50 million; Ameren Illinois – PGA $221 million). Ameren Missouri’s PGA under-recovery is being collected from customers over 36 months beginning November 2021, pursuant to an October 2021 MoPSC order, and the FAC under-recovery was collected over eight months beginning October 2021. Ameren Illinois collected the PGA under-recovery over 18 months beginning April 2021.
Ameren
Ameren’s cash provided by operating activities increased $108 million in the first three months of 2023, compared with the year-ago period. The following items contributed to the increase:
•A $143 million decrease in net collateral posted with counterparties, primarily due to changes in the market prices of power, natural gas, and other fuels.
•A $10 million decrease in the cost of natural gas held in storage, primarily at Ameren Illinois, because of lower prices.
•An $8 million increase resulting from increased customer collections, primarily from base rate increases effective February 28, 2022 pursuant to Ameren Missouri’s December 2021 electric rate order, partially offset by a decrease under Ameren Illinois’ PGA resulting from the recovery in 2022 of costs for the mid-February 2021 weather event discussed above and a decrease attributable to other regulatory mechanisms.
The following items partially offset the increase in Ameren’s cash from operating activities between periods:
•A $33 million increase in coal inventory levels at Ameren Missouri, primarily due to fewer transportation delays and less coal burned in 2023 as a result of lower off-system sales driven by lower market power prices and decreased retail load because of warmer winter temperatures.
•An $11 million increase in purchases of materials and supplies inventories to support operations as levels were increased to mitigate against potential supply disruptions.
•An $11 million increase in interest payments, primarily due to an increase in the average outstanding debt and an increase in interest rates.
•A $9 million increase in property tax payments at Ameren Missouri, primarily due to higher assessed property tax values.
Ameren Missouri
Ameren Missouri’s cash provided by operating activities increased $97 million in the first three months of 2023, compared with the year-ago period. The following items contributed to the increase:
•A $112 million decrease in net collateral posted with counterparties, primarily due to changes in the market prices of power, natural gas, and other fuels.

•A $35 million increase resulting from increased customer collections primarily from base rate increases effective February 28, 2022 pursuant to the December 2021 electric rate order, partially offset by a decrease attributable to other regulatory mechanisms.
The following items partially offset the increase in Ameren Missouri’s cash from operating activities between periods:
•A $33 million increase in coal inventory levels, primarily due to fewer transportation delays and less coal burned in 2023 as a result of lower off-system sales driven by lower market power prices and decreased retail load because of warmer winter temperatures.
•A $12 million increase in purchases of materials and supplies inventories to support operations as levels were increased to mitigate against potential supply disruptions.
•A $9 million increase in property tax payments, primarily due to higher assessed property tax values.
Ameren Illinois
Ameren Illinois’ cash provided by operating activities increased $31 million in the first three months of 2023, compared with the year-ago period. The following items contributed to the increase:
•A $31 million decrease in net collateral posted with counterparties, primarily due to changes in the market prices of power and natural gas.
•A $10 million decrease in the cost of natural gas held in storage because of lower prices.
The increase in Ameren Illinois’ cash from operating activities between periods was partially offset by a $22 million decrease in customer collections, primarily because of a decrease under the PGA resulting from the recovery in 2022 of costs for the mid-February 2021 weather event discussed above, partially offset by a net increase attributable to other regulatory recovery mechanisms.
Cash Flows from Investing Activities
Ameren’s cash used in investing activities increased $184 million during the first three months of 2023, compared with the year-ago period, primarily as a result of a $157 million increase in capital expenditures, largely resulting from increased expenditures for electric transmission and distribution infrastructure upgrades at Ameren Missouri and Ameren Illinois. In addition, in 2022, Ameren Missouri received $17 million in insurance proceeds for the Callaway Energy Center’s generator.
Ameren Missouri’s cash used in investing activities increased $96 million during the first three months of 2023, compared with the year-ago period, primarily as a result of a $67 million increase in capital expenditures, largely resulting from increased expenditures for electric transmission and distribution infrastructure upgrades. In addition, in 2022, Ameren Missouri received $17 million in insurance proceeds for the Callaway Energy Center’s generator.
Ameren Illinois’ cash used in investing activities increased $65 million during the first three months of 2023, compared with the year-ago period, as a result of a $65 million increase in capital expenditures, largely resulting from increased expenditures for electric transmission and distribution infrastructure upgrades.
Cash Flows from Financing Activities
Cash provided by, or used in, financing activities is a result of our financing needs, which depend on the level of cash provided by operating activities, the level of cash used in investing activities, the level of dividends, and our long-term debt maturities, among other things.
Ameren’s cash provided by consolidated financing activities increased $98 million during the first three months of 2023, compared with the year-ago period. During the first three months of 2023, Ameren utilized proceeds from the issuance of long-term debt of $499 million for capital expenditures and to repay then-outstanding short-term debt. In addition, during the first three months of 2023, Ameren utilized proceeds from net commercial paper issuances of $179 million along with cash provided by operating activities to fund, in part, capital expenditures. In comparison, during the first three months of 2022, Ameren utilized proceeds from net commercial paper issuances of $555 million along with cash provided by operating activities to fund, in part, capital expenditures. During the first three months of 2023, Ameren paid common stock dividends of $165 million, compared with $152 million in the year-ago period, as a result of an increase in both the dividend rate and the number of common shares outstanding.
Ameren Missouri’s cash provided by financing activities was comparable between periods. During the first three months of 2023, Ameren Missouri utilized proceeds from the issuance of long-term debt of $499 million for capital expenditures and to repay then-outstanding short-term debt. During the first three months of 2023, Ameren Missouri repaid net commercial paper borrowings totaling $132 million. In comparison, during the first three months of 2022, Ameren Missouri utilized net proceeds from net commercial paper issuances of $363 million and cash provided by operating activities to fund, in part, capital expenditures.

Ameren Illinois’ cash provided by financing activities increased $56 million during the first three months of 2023, compared with the year-ago period. During the first three months of 2023, Ameren Illinois utilized proceeds from net commercial paper issuances of $60 million and cash provided by operating activities to fund, in part, capital expenditures, compared to $4 million in such proceeds in the year-ago period.
See Long-term Debt and Equity in this section for additional information on issuances of long-term debt, issuances of common stock, and noncash settlement of a financing obligation.
Credit Facility Borrowings and Liquidity
The following table presents Ameren’s consolidated liquidity as of March 31, 2023:

Available at March 31, 2023
Ameren (parent) and Ameren Missouri:
Missouri Credit Agreement – borrowing capacity	$1,400
Less: Ameren (parent) commercial paper outstanding	428
Less: Ameren Missouri commercial paper outstanding	197
Less: Ameren Missouri letters of credit	1
Missouri Credit Agreement – subtotal	774
Ameren (parent) and Ameren Illinois:
Illinois Credit Agreement – borrowing capacity	1,200
Less: Ameren (parent) commercial paper outstanding	299
Less: Ameren Illinois commercial paper outstanding	324
Illinois Credit Agreement – subtotal	577
Subtotal	$1,351
Add: Cash and cash equivalents	10
Net Available Liquidity(a)	$1,361
(a)Does not include Ameren’s forward equity sale agreements. See Note 4 – Long-term Debt and Equity Financings under Part I, Item 1, of this report for additional information.
The Credit Agreements, among other things, provide $2.6 billion of credit until maturity in December 2027. See Note 3 – Short-term Debt and Liquidity under Part I, Item 1, of this report for additional information on the Credit Agreements. During the three months ended March 31, 2023, Ameren (parent), Ameren Missouri, and Ameren Illinois each issued commercial paper. Borrowings under the Credit Agreements and commercial paper issuances are based upon available interest rates at the time of the borrowing or issuance.
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

Long-term Debt and Equity
The following table presents issuances (net of any issuance premiums or discounts) of long-term debt and equity, as well as maturities of long-term debt for the three months ended March 31, 2023 and 2022:

	Month Issued, Redeemed, or Matured	2023		2022
Issuances of Long-term Debt
Ameren Missouri:
5.45% First mortgage bonds due 2053	March	499		—
Total Ameren long-term debt issuances		$499		$—
Issuances of Common Stock
Ameren:
DRPlus and 401(k)(a)(b)	Various	$5		$5
Total Ameren common stock issuances(c)		$5		$5
Maturities of Long-term Debt
Ameren Missouri:
Audrain County agreement (Audrain County CT) due 2023	January	$240	(d)	$—
Total Ameren long-term debt maturities		$240		$—
(a)Ameren issued a total of 0.1 million and 0.1 million shares of common stock under its DRPlus and 401(k) plan in the three months ended March 31, 2023 and 2022, respectively.
(b)Excludes a $7 million and $8 million receivable at March 31, 2023 and 2022, respectively.
(c)Excludes 0.5 million and 0.4 million shares of common stock valued at $37 million and $31 million issued for no cash consideration in connection with stock-based compensation for the three months ended March 31, 2023 and 2022, respectively.
(d)In January 2023, Ameren Missouri and Audrain County mutually agreed to terminate a financing obligation agreement related to the CT energy center in Audrain County, which was scheduled to expire in December 2023. No cash was exchanged in connection with the termination of the agreement as the $240 million principal amount of the financing obligation due from Ameren Missouri was equal to the amount of bond service payments due to Ameren Missouri.
See Note 4 – Long-term Debt and Equity Financings under Part I, Item 1, of this report for additional information, including proceeds from issuances of long-term debt, including Ameren Missouri’s March 2023 issuance of first mortgage bonds, the use of those proceeds, Ameren’s forward equity sale agreements, and the ATM program.
Indebtedness Provisions and Other Covenants
At March 31, 2023, the Ameren Companies were in compliance with the provisions and covenants contained in their credit agreements, indentures, and articles of incorporation, as applicable, and ATXI was in compliance with the provisions and covenants contained in its note purchase agreements. See Note 3 – Short-term Debt and Liquidity under Part I, Item 1, of this report and Note 4 – Short-term Debt and Liquidity and Note 5 – Long-term Debt and Equity Financings under Part II, Item 8, of the Form 10-K for a discussion of provisions, applicable cross-default provisions, and covenants contained in our credit agreements, in ATXI’s note purchase agreements, and in certain of the Ameren Companies’ indentures and articles of incorporation.
We consider access to short-term and long-term capital and credit markets to be a significant source of funding for capital requirements not satisfied by cash provided by our operating activities. Inability to raise capital on reasonable terms, particularly during times of uncertainty in the capital and credit markets, could negatively affect our ability to maintain and expand our businesses. After assessing their respective current operating performance, liquidity, and credit ratings (see Credit Ratings below), Ameren, Ameren Missouri, and Ameren Illinois each believes that it will continue to have access to the capital and credit markets on reasonable terms. However, events beyond Ameren’s, Ameren Missouri’s, and Ameren Illinois’ control may create uncertainty in the capital and credit markets or make access to the capital and credit markets uncertain or limited. Such events could increase our cost of capital and adversely affect our ability to access the capital and credit markets.
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
See Note 4 – Short-term Debt and Liquidity and Note 5 – Long-term Debt and Equity Financings under Part II, Item 8, of the Form 10-K for additional discussion of covenants and provisions contained in certain of the Ameren Companies’ financial agreements and articles of incorporation that would restrict the Ameren Companies’ payment of dividends in certain circumstances. At March 31, 2023, none of these circumstances existed at Ameren, Ameren Missouri, or Ameren Illinois and, as a result, these companies were not restricted from paying dividends.
The following table presents common stock dividends declared and paid by Ameren Corporation to its common shareholders and by Ameren subsidiaries to their parent, Ameren Corporation, for the three months ended March 31, 2023 and 2022:

	Three Months
	2023	2022
Ameren	$165	$152
ATXI	55	—
Credit Ratings
Our credit ratings affect our liquidity, our access to the capital and credit markets, our cost of borrowing under our credit facilities and our commercial paper programs, and our collateral posting requirements under commodity contracts.
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
Collateral Postings
Any weakening of our credit ratings may reduce access to capital and trigger additional collateral postings and prepayments. Such changes may also increase the cost of borrowing, resulting in an adverse effect on earnings. Cash collateral postings and prepayments made with external parties, including postings related to exchange-traded contracts, and cash collateral posted by external parties were immaterial at March 31, 2023. A sub-investment-grade issuer or senior unsecured debt rating (below “Baa3” from Moody’s or below “BBB-” from S&P) at March 31, 2023, could have resulted in Ameren, Ameren Missouri, or Ameren Illinois being required to post additional collateral or other assurances for certain trade obligations amounting to $122 million, $59 million, and $63 million, respectively.
Changes in commodity prices could trigger additional collateral postings and prepayments. Based on credit ratings at March 31, 2023, if market prices were 15% higher or lower than March 31, 2023 levels in the next 12 months and 20% higher or lower thereafter through the end of the term of the commodity contracts, then Ameren, Ameren Missouri, and Ameren Illinois could be required to post an immaterial amount, compared to each company’s liquidity, of collateral or provide other assurances for certain trade obligations.
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
Operations
•We are observing inflationary pressures on the prices of commodities, labor, services, materials, and supplies, as well as increasing interest rates. Ameren Missouri and Ameren Illinois are generally allowed to pass on to customers prudently incurred costs for fuel, purchased power, and natural gas supply. Additionally, for certain non-commodity cost changes, the use of trackers, riders, and formula ratemaking, as applicable, mitigates our exposure. The inflationary pressures and increasing interest rates could impact our ability to control costs and/or make substantial investments in our businesses, including our ability to recover costs and investments, and to earn our allowed ROEs within frameworks established by our regulators, while maintaining rates that are affordable to our customers. In addition, these inflationary pressures and increasing interest rates could adversely affect our customers’ usage of, or payment for, our services. In April 2022, the MISO released the results of its 2022 capacity auction, which projected a capacity shortage in the central region of the MISO footprint, which includes Ameren Missouri’s and Ameren Illinois’ service territories. The annual auction resulted in a capacity price increase from $5 per MW-day for June 2021 through May 2022 to $237 per MW-day for June 2022 through May 2023. Ameren Illinois’ purchased power costs increased by nearly $500 million for calendar year 2022, compared to 2021, largely due to higher energy and capacity prices. Higher purchased power costs for calendar year 2023, compared to 2021, are also likely but Ameren Illinois cannot reasonably estimate the amount of the increase as capacity pricing for June 2023 through December 2023 will be determined once the results of the 2023 MISO capacity auction are announced in mid-May 2023. Because of the power procurement riders, the difference between actual purchased power costs and costs billed to customers in a given period is deferred as a regulatory asset or liability. These pass-through costs do not affect Ameren Illinois’ net income, as any change in costs are offset by a corresponding change in revenues. Also, largely due to the capacity price set by the April 2022 MISO auction, Ameren Missouri’s capacity revenues and purchased power costs increased by approximately $370 million and $360 million, respectively, for the calendar year 2022, compared to 2021. Ameren Missouri sells nearly all of its capacity to the MISO and purchases the capacity it needs to supply its native load sales from the MISO. Higher capacity revenues and purchased power costs for calendar year 2023, compared to 2021, are also likely but Ameren Missouri cannot reasonably estimate the amount of the increases as capacity pricing for June 2023 through December 2023 will be determined once the results of the 2023 MISO capacity auction are announced in mid-May 2023. Capacity revenues and purchased power costs are a part of the net energy costs recoverable under the FAC, with 95% of the variance between net energy costs and the amount set in base rates recovered or refunded through the FAC.
•The PISA permits Ameren Missouri to defer and recover 85% of the depreciation expense for investments in qualifying property, plant, and equipment placed in service and not included in base rates. Investments not eligible for recovery under the PISA include amounts related to new nuclear and natural gas generating units and service to new customer premises. Additionally, the PISA permits Ameren Missouri to earn a return at the applicable WACC on rate base that incorporates those qualifying investments, as well as changes in total accumulated depreciation excluding retirements and plant-related deferred income taxes since the previous regulatory rate review. The regulatory asset for accumulated PISA deferrals also earns a return at the applicable WACC until added to rate base prospectively. Ameren Missouri recognizes an offset to interest charges for its cost of debt relating to each return allowed under the PISA, with the difference between the applicable WACC and its cost of debt recognized in revenues when recovery of PISA deferrals is reflected in customer rates. Approved PISA deferrals are recovered over a period of 20 years following a regulatory rate review. Additionally, under the RESRAM, Ameren Missouri is permitted to recover the 15% of depreciation expense not recovered under the PISA, and earn a return at the applicable WACC for investments in renewable generation plant placed in service to comply with Missouri’s renewable energy standard. Accumulated RESRAM deferrals earn carrying costs at short-term interest rates. The PISA and the RESRAM mitigate the effects of regulatory lag between regulatory rate reviews. Those investments not eligible for recovery under the PISA and the remaining 15% of certain property, plant, and equipment placed in service, unless eligible for recovery under the RESRAM, remain subject to regulatory lag. As a result of the PISA election, additional provisions of the law apply to Ameren Missouri, including limitations on electric customer rate increases. The current rate limitation, which is effective through 2023, is a 2.85% cap on the compound annual growth rate in the average overall customer rate per kilowatthour, based on the electric rates that became effective in April 2017, less half of the annual savings from the TCJA that was passed on to customers as approved in a July 2018 MoPSC order. The rate increase proposed in the April 2023 nonunanimous stipulation and agreement filed in Ameren Missouri's 2022 electric service regulatory rate review does not exceed this rate increase limitation. Missouri Senate Bill 745 became effective on August 28, 2022. The law extended Ameren Missouri’s PISA election through December 2028 and allows for an additional extension through December 2033 if requested by Ameren Missouri and approved by the MoPSC, among other things. The law established a 2.5% annual limit on increases to the electric service revenue requirement used to set customer rates due to the inclusion of incremental PISA deferrals in the revenue requirement. The limitation will be effective for revenue requirements approved by the MoPSC after January 1, 2024, and will be based on the revenue requirement established in the immediately preceding rate order.
•In 2018, the MoPSC issued an order approving Ameren Missouri’s MEEIA 2019 plan. The plan includes a portfolio of customer energy-efficiency and demand response programs through December 2023. Ameren Missouri intends to invest approximately $350 million over the life of the plan, including $75 million in 2023. The plan includes the continued use of the MEEIA rider, which allows Ameren Missouri to collect from, or refund to, customers any difference in actual MEEIA program costs and related lost electric margins and the amounts collected from customers. In addition, the plan includes a performance incentive that provides Ameren Missouri an opportunity to earn additional revenues by achieving certain customer energy-efficiency goals. If the target spending goals are achieved for 2023, the performance incentive would result in revenues of $12 million in 2023.
•In March 2023, Ameren Missouri filed a proposed customer energy-efficiency plan with the MoPSC under the MEEIA. This filing proposed a three-year plan, which includes a portfolio of customer energy-efficiency programs, along with the continued use of the MEEIA rider discussed above. If the plan is approved, Ameren Missouri intends to invest $122 million annually in the proposed customer energy-efficiency programs from 2024 to 2026. In addition, Ameren Missouri requested performance incentives applicable to each plan year to earn additional revenues by achieving certain customer energy-efficiency and target spending goals. If 100% of the goals are achieved, Ameren Missouri would earn additional revenues totaling $55 million over the three-year plan. Ameren Missouri also requested additional performance incentives applicable to each plan year totaling up to $14 million over the three-year plan, if Ameren Missouri exceeds 100% of the goals. The MoPSC is under no deadline to issue an order in this proceeding.
•In August 2022, Ameren Missouri filed a request with the MoPSC seeking approval to increase its annual revenues for electric service by $316 million. In April 2023, Ameren Missouri, the MoPSC staff, the MoOPC, and certain intervenors filed a nonunanimous stipulation and agreement with the MoPSC to increase Ameren Missouri’s annual revenues for electric service by $140 million. The remaining intervenors did not object to the agreement. A decision by the MoPSC on the nonunanimous stipulation and agreement is expected by June 2023, with new rates expected to take effect on July 1, 2023. Ameren Missouri cannot predict whether the MoPSC will approve the stipulation and agreement, or, if approved, whether any application for rehearing or appeal will be filed, or the outcome if so filed. In addition, if the MoPSC does not approve the stipulation and agreement, Ameren Missouri cannot predict the level of any electric service rate change the MoPSC may approve, whether the requested regulatory recovery mechanisms will be approved, or whether any rate change that may eventually be approved will be sufficient for Ameren Missouri to recover its costs and earn a reasonable return on its investments when the rate change goes into effect.
•Ameren Illinois and ATXI use a forward-looking rate calculation with an annual revenue requirement reconciliation for each company’s electric transmission business. Based on expected rate base and the currently allowed 10.52% ROE, which includes a 50 basis point incentive adder for participation in an RTO, the revenue requirements included in 2023 rates for Ameren Illinois’ and ATXI’s electric transmission businesses are $476 million and $194 million, respectively. These revenue requirements represent an increase in Ameren Illinois’ revenue requirement of $54 million and a decrease in ATXI’s revenue requirement of $1 million from the revenue requirements reflected in 2022 rates, primarily due to higher expected rate base at Ameren Illinois and a lower expected rate base at ATXI. These rates will affect Ameren Illinois’ and ATXI’s cash receipts during 2023, but will not determine their respective electric transmission service operating revenues, which will instead be based on 2023 actual recoverable costs, rate base, and a return on rate base at the applicable WACC as calculated under the FERC formula ratemaking framework.
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
•Ameren Illinois’ electric distribution service performance-based formula ratemaking framework under the IEIMA allows Ameren Illinois to reconcile electric distribution service rates to its actual revenue requirement on an annual basis to reflect actual recoverable costs incurred and a return at the applicable WACC on year-end rate base through 2023. If a given year’s revenue requirement varies from the amount collected from customers, an adjustment is made to electric operating revenues with an offset to a regulatory asset or liability to reflect that year’s actual revenue requirement, independent of actual sales volumes. The regulatory balance is then collected from, or refunded to, customers within two years from the end of the year. Pursuant to December 2022 and March 2021 ICC orders, Ameren Illinois used the current IEIMA formula framework to establish annual customer rates effective through 2023, and expects to reconcile the related revenue requirement for customer rates established for 2023. As such, Ameren Illinois’ 2023 revenues will reflect, actual recoverable costs, year-end rate base, and a return at the applicable WACC, with the ROE component based on the annual average of the monthly yields of the 30-year United States Treasury bonds plus 580 basis points. By law, the decoupling provisions extend beyond the end of existing performance-based formula ratemaking, which ensures that Ameren Illinois’ electric distribution revenues authorized in a regulatory rate review are not affected by changes in sales volumes. In April 2023, Ameren Illinois filed for a reconciliation adjustment to its 2022 electric distribution service revenue requirement with the ICC, requesting recovery of $127 million. An ICC decision in this proceeding is required by December 2023, and any approved adjustment would be collected from customers in 2024.
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
•In January 2023, Ameren Illinois filed an MYRP with the ICC requesting approval of forecasted revenue requirements for electric distribution service for 2024, 2025, 2026, and 2027 of $1,282 million, $1,373 million, $1,477 million, and $1,556 million, respectively. Pursuant to a provision under the IETL that permits initial rate increases under an MYRP to be phased in, Ameren Illinois’ filing proposes to defer 50% of the requested 2024 rate increase of $171 million as a regulatory asset to be collected from customers in 2026. That regulatory asset would earn a return at the applicable WACC. An ICC decision in this proceeding is required by December 2023, with new rates effective starting in January 2024. Ameren Illinois cannot predict the level of any electric distribution service rate change the ICC may approve, or whether any rate change that may eventually be approved will be sufficient for Ameren Illinois to recover its costs to the extent those costs are subject to and exceed the MYRP reconciliation cap and earn a reasonable return on its investments when the rate change goes into effect.
•In December 2022, the ICC issued an order in Ameren Illinois’ annual update filing that approved a $61 million increase in Ameren Illinois’ electric distribution service rates beginning in January 2023. Ameren Illinois’ 2023 electric distribution service revenues will be based on its 2023 actual recoverable costs, 2023 year-end rate base, and a return at the applicable WACC, with the ROE component based on the annual average of the monthly yields of the 30-year United States Treasury bonds plus 580 basis points. As of March 31, 2023, Ameren Illinois expects its 2023 electric distribution year-end rate base to be $4.2 billion. The 2023 revenue requirement reconciliation adjustment will be collected from, or refunded to, customers in 2025. A 50 basis point change in the annual average of the monthly yields of the 30-year United States Treasury bonds would result in an estimated $12 million change in Ameren’s and Ameren Illinois’ annual net income, based on Ameren Illinois’ 2023 projected year-end rate base, including electric energy-efficiency investments. Ameren Illinois’ recognized ROE for first three months of 2023 was based on an annual average of the monthly yields of the 30-year United States Treasury bonds of 3.81%.
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
•In December 2021, Ameren Missouri filed a motion with the United States District Court for the Eastern District of Missouri to modify a September 2019 remedy order issued by the district court to allow the retirement of the Rush Island Energy Center in advance of its previously expected useful life in lieu of installing a flue gas desulfurization system. The March 31, 2024 compliance date contained in the district court’s September 2019 remedy order remains in effect unless extended by the district court. In 2022, in response to an Ameren Missouri request for a final, binding reliability assessment, the MISO designated the Rush Island Energy Center as a system support resource and concluded that certain mitigation measures, including transmission upgrades, should occur before the energy center is retired. The transmission upgrade projects have been approved by the MISO, and design and procurement activities necessary to complete the upgrades are underway. Ameren Missouri expects to complete the upgrades by mid-2025. In 2022, the FERC approved a system support resource agreement, which became effective as of September 1, 2022. The agreement details the manner of continued operation for a system support resource that results in operating during peak demand times and emergencies. The system support resource designation and the related agreement are subject to annual renewal and revision. In September 2022, the Rush Island Energy Center began operating consistent with the system support resource agreement. In addition, in October 2022, the FERC established hearing and settlement procedures in response to an August 2022 request from Ameren Missouri for recovery of non-energy costs under the related MISO tariff. The FERC is under no deadline to issue an order related to this proceeding. Revenues and costs under the MISO tariff are included in the FAC. The district court has the authority to determine the retirement date and operating parameters for the Rush Island Energy Center and is not bound by the MISO determination of the Rush Island Energy Center as a system support resource or the FERC’s approval. The district court is under no deadline to issue a ruling modifying the remedy order. For additional information on the NSR and Clean Air Act litigation, see Note 9 – Commitments and Contingencies under Part I, Item 1, of this report. In February 2022, the MoPSC issued an order directing the MoPSC staff to review Ameren Missouri’s planned accelerated retirement of the Rush Island Energy Center, including potential impacts on the reliability and cost of Ameren Missouri’s service to its customers; Ameren Missouri’s plans to mitigate the customer impacts of the accelerated retirement; and the prudence of Ameren Missouri’s actions and decisions with regard to the Rush Island Energy Center, among other things. In April 2022, the MoPSC staff filed an initial report with the MoPSC in which the staff concluded early retirement of the Rush Island Energy Center may cause reliability concerns. The MoPSC staff is under no deadline to complete this review. Since December 31, 2021, Ameren and Ameren Missouri classified the remaining net book value of the Rush Island Energy Center as plant to be abandoned, net, within “Property, Plant, and Equipment, Net” on Ameren’s and Ameren Missouri’s balance sheets. As part of the assessment of any potential future abandonment loss, consideration will be given to rate and securitization orders issued by the MoPSC to Ameren Missouri and to orders issued to other Missouri utilities with similar facts.
•Pursuant to Illinois state law, Ameren Missouri’s natural gas-fired energy centers in Illinois are subject to limits on emissions, including CO2 and NOx, equal to their unit-specific average annual emissions from 2018 through 2020, for any rolling twelve-month period through 2029. Further reductions to emissions limits will become effective between 2030 and 2040, resulting in the closure of the Venice Energy Center by 2029. The reductions could also limit the operations of Ameren Missouri’s other four natural gas-fired energy centers located in the state of Illinois, and will result in their closure by 2040. These energy centers are utilized to support peak loads. Subject to certain conditions, these energy centers may be allowed to exceed the emissions limits in order to maintain reliability of electric utility service.
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
Liquidity and Capital Resources
•Ameren Missouri’s preferred resource plan is included in its 2022 Change to the 2020 IRP. In connection with this plan, Ameren is targeting net-zero carbon emissions by 2045, as well as a 60% reduction by 2030 and an 85% reduction by 2040 based on 2005 levels.

Ameren’s goals include both direct emissions from operations (scope 1), as well as electricity usage at Ameren buildings (scope 2), including other greenhouse gas emissions of methane, nitrous oxide, and sulfur hexafluoride. Achieving these goals will be dependent on a variety of factors, including cost-effective advancements in innovative clean energy technologies and constructive federal and state energy and economic policies. The 2022 Change to the 2020 IRP includes, among other things, the following:
•the continued implementation of customer energy-efficiency programs;
•expanding renewable sources by adding 2,800 MWs of renewable generation by 2030, 400 MWs of battery storage by 2035, and a total of 4,700 MWs of renewable generation and 800 MWs of battery storage by 2040. These amounts include the solar generation projects discussed below;
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
Ameren Missouri’s plan could be affected by, among other factors: Ameren Missouri’s ability to obtain CCNs from the MoPSC, and any other required approvals for the addition of renewable resources or natural gas-fired combined cycle generation, retirement of energy centers, and new or continued customer energy-efficiency programs; the ability to enter into agreements for renewable or natural gas-fired combined cycle generation and acquire or construct that generation at a reasonable cost; the ability of suppliers, contractors, and developers to meet contractual commitments and timely complete projects, which is dependent upon the availability of necessary labor, materials, and equipment, including those that are affected by the disruptions in the global supply chain caused by the COVID-19 pandemic, geopolitical conflict, or government actions, among other things; changes in the scope and timing of projects; the ability to qualify for, and use or transfer, federal production or investment tax credits; the cost of wind, solar, and other renewable generation and battery storage technologies; the cost of natural gas or hydrogen CT technologies; the ability to maintain system reliability during and after the transition to clean energy generation; changes in environmental regulations, including those related to CO2 and other greenhouse gas emissions; energy prices and demand; Ameren Missouri’s ability to obtain necessary rights-of-way, easements, and transmission interconnection agreements at an acceptable cost and in a timely fashion, the inability to earn an adequate return on invested capital; and the ability to raise capital on reasonable terms. The next integrated resource plan is expected to be filed in September 2023.
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
•During 2022 and 2023, Ameren Missouri entered into agreements to acquire and/or construct various solar generation facilities. The following table provides information with respect to each solar generation facility:

	Boomtown Solar Project(a)	Huck Finn Solar Project(b)	Vandalia Solar Project(c)
Agreement date	February 2022	June 2022	September 2022
Agreement type	Build-transfer	Build-transfer	Self-build(d)
Developer	Invenergy Renewables, LLC	EDF Renewables, Inc.	Ameren Missouri(d)
Facility size	150-MW	200-MW	50-MW
Location	Southeastern Illinois	Central Missouri	Central Missouri
Status of MoPSC CCN	Approved April 2023	Approved February 2023	Expect to file by mid-2023
Status of FERC approval of acquisition	Expect to request by mid-2023	Received March 2023	(e)
Expected completion date	As early as fourth quarter 2024(f)(g)	As early as fourth quarter 2024(g)	As early as mid-2025(f)

(a)The Boomtown Solar Project is expected to support Ameren Missouri’s transition to renewable energy generation and serve customers under the Renewable Solutions Program.
(b)The Huck Finn Solar project is expected to support Ameren Missouri’s compliance with the state of Missouri’s requirement of achieving 15% of retail sales from renewable energy sources, of which 2% must be derived from solar energy sources.
(c)The Vandalia Solar Project is expected to support Ameren Missouri’s transition to renewable energy generation.
(d)Ameren Missouri entered into an engineering, supply, and construction agreement to construct the Vandalia Solar Project.
(e)Because Ameren Missouri will develop and construct the Vandalia Solar Project, there is no acquisition requiring FERC approval.
(f)Expected completion dates are dependent on the timing of regulatory approvals.
(g)Expected completion dates are dependent on the impact of potential sourcing issues discussed below.
All of the solar projects above are aligned with the 2022 Change to the 2020 IRP discussed above, and are subject to certain conditions, including approval by the FERC for the Boomtown Solar Project and the issuance of a CCN by the MoPSC for the Vandalia Solar Project. Capital expenditures related to these facilities are included in Ameren’s and Ameren Missouri’s expected capital investments discussed below.
•Ameren Missouri's 2022 Change to the 2020 IRP targets cleaner and more diverse sources of energy generation, including solar generation. While rights to acquire and/or construct the solar facilities discussed above were secured through agreements, supply chain disruptions, including solar panel shortages and increasing material costs as a result of government tariffs and other factors, could affect the costs, as well as the timing, of these projects and other solar generation projects. The supply of solar panel components to the United States was significantly disrupted as a result of an investigation initiated by the United States Department of Commerce in late March 2022, which could result in significant tariffs on solar panel components imported from four Southeast Asian countries. The investigation is in response to a petition, which alleged that Chinese solar manufacturers shifted solar panel component manufacturing to these countries to avoid tariffs imposed on imports from China. In December 2022, the United States Department of Commerce issued a preliminary determination, finding that all exporters and producers of solar panel components from the four Southeast Asian countries, with a few exceptions, have been circumventing tariffs imposed on imports from China. As a result of the preliminary determination, importers and exporters may avoid the imposition of increased tariffs by certifying to the United States Department of Commerce that the entry of solar panel components into the United States are not subject to the investigation or that they fall within the scope of the 24-month waiver of tariffs discussed below. Failure to submit the applicable certifications, or denial of the submitted certifications by the United States Department of Commerce, could result in increased tariffs on solar panel components that are subject to the investigation and entered the United States on or after April 1, 2022. The United States Department of Commerce is expected to issue a final determination by mid-August 2023. Additionally, certain solar panel components from China have been subject to detention by the United States Customs and Border Protection Agency as a result of the Uyghur Forced Labor Prevention Act that became effective in June 2022. Also, in June 2022, President Biden authorized the United States Department of Energy to use the Defense Production Act to rapidly expand American manufacturing of five critical clean energy technologies, including solar panel components. President Biden also took executive action to temporarily lift certain tariffs on solar panel components imported from the four Southeast Asian countries under investigation by the United States Department of Commerce for 24 months in order to allow the United States access to a sufficient supply of solar panel components to meet electricity generation needs while domestic manufacturing scales up. Any future tariffs or other outcomes resulting from the investigation by the United States Department of Commerce or actions by the United States Customs and Border Protection Agency could affect the cost and the availability of solar panel components and the timing and amount of Ameren Missouri's estimated capital expenditures associated with solar generation investments.
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
•In 2021, the MISO issued a report outlining a preliminary long-range transmission planning roadmap of projects through 2039, which considers the rapidly changing generation mix within MISO resulting from significant additions of renewable generation, actual and expected generation plant closures, and state mandates or goals for clean energy or carbon emissions reductions. In July 2022, the MISO approved the first tranche of projects under the first phase of the roadmap. A portion of these projects were assigned to various utilities, of which Ameren was awarded projects that are estimated to cost approximately $1.8 billion, based on the MISO’s cost estimate. Construction on the Ameren projects is expected to begin in 2025, with completion dates expected near the end of this decade. The MISO initiated requests for proposals for additional first tranche competitive bid projects in December 2022, with proposals due in May 2023, and is expected to initiate additional requests for proposals in June and July 2023, with proposals due in November and October 2023, respectively. These competitive-bid projects are estimated by the MISO to cost approximately $0.7 billion and are expected to be awarded between late-2023 and mid-2024. In November 2022, the MISO released plans for a second tranche of projects and began the process of identifying a list of projects for consideration under this tranche. Ameren expects the second tranche of projects to be approved in the first half of 2024. In July 2022, a group of industrial customers filed a complaint with the FERC, challenging provisions of a MISO tariff that exclude regional transmission projects from the MISO’s competitive bid process based on state laws related to the right of first refusal, which provide an incumbent utility the right to build, maintain, and own transmission lines located within its service territory. The complaint seeks to require MISO to revise its tariff to prohibit the application of state laws related to the right of first refusal in the MISO’s long-range transmission planning and require projects to be bid on a competitive basis, to the maximum extent possible. It also is asking for refunds related to any costs under the tariff that would not comply with the sought-after revisions. The FERC is under no deadline to issue an order in this proceeding.
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
•The Ameren Companies have multiyear credit agreements that cumulatively provide $2.6 billion of credit through December 2027, subject to a 364-day repayment term for Ameren Missouri and Ameren Illinois, with the option to seek incremental commitments to increase the cumulative credit provided to $3.2 billion. See Note 3 – Short-term Debt and Liquidity under Part I, Item 1, of this report and Note 4 – Short-term Debt and Liquidity under Part II, Item 8, in the Form 10-K for additional information regarding the Credit Agreements. See Note 5 – Long-Term Debt and Equity Financings under Part II, Item 8, in the Form 10-K for long-term debt maturities from 2023 to 2027 and beyond at Ameren (parent), Ameren Missouri, Ameren Illinois, and ATXI. Ameren, Ameren Missouri, and Ameren Illinois each believe that their liquidity is adequate given their respective expected operating cash flows, capital expenditures, and financing plans, and expect to continue to have access to the capital and credit markets on reasonable terms when needed. However, there can be no assurance that significant changes in economic conditions, disruptions in the capital and credit markets, or other unforeseen events will not materially affect their ability to execute their expected operating, capital, or financing plans.
•Ameren expects its cash used for currently planned capital expenditures and dividends to exceed cash provided by operating activities over the next several years. As part of its funding plan for capital expenditures, Ameren is using newly issued shares of common stock, rather than market-purchased shares, to satisfy requirements under the DRPlus and employee benefit plans and expects to continue to do so through at least 2027. Ameren expects these equity issuances to total about $100 million annually. In addition, Ameren has an ATM program under which Ameren may offer and sell from time to time common stock, which includes the ability to enter into forward sales agreements, subject to market conditions and other factors. As of April 30, 2023, Ameren has multiple forward sale agreements outstanding under the ATM program with various counterparties relating to 3.8 million shares of common stock. Ameren expects to settle approximately $300 million of the forward sale agreements with physical delivery of 3.2 million shares of common stock by December 31, 2023. Also, Ameren plans to issue approximately $500 million of equity each year from 2024 to 2027, in addition to issuances under the DRPlus and employee benefit plans. As of March 31, 2023, Ameren had approximately $980 million of common stock available for sale under the ATM program, which takes into account the forward sale agreements in effect as of March 31, 2023. Ameren expects its equity to total capitalization to be about 45% through December 31, 2027, with the long-term intent to support solid investment-grade credit ratings. Ameren Missouri and Ameren Illinois expect to fund cash flow needs through debt issuances, adjustments of dividends to Ameren (parent), and/or capital contributions from Ameren (parent).
•The IRA was enacted in August 2022, and includes various income tax provisions, among other things. The law extends federal production and investment tax credits for projects beginning construction through 2024 and allows for a 10% adder to the production and investment tax credits for siting projects at existing energy communities as defined in the law, which includes sites previously used for coal-fired generation. The law also creates clean energy tax credits for projects placed in service after 2024. The clean energy tax credits will apply to renewable energy production and investments, along with certain nuclear energy production, and will be phased out beginning in 2033, at the earliest. The phase-out is triggered when greenhouse gas emissions from the electric generation industry are reduced by at least 75% from the annual 2022 emission rate or at the beginning of 2033, whichever is later. The law allows for transferability to an unrelated party for cash of up to 100% of certain tax credits generated after 2022. In addition, the new law imposes a 15% minimum tax on adjusted financial statement income, as defined in the law, for corporations whose average annual adjusted financial statement income exceeds $1 billion for three consecutive preceding tax years effective for tax years beginning after December 31, 2022. Once a corporation exceeds this three-year average annual adjusted financial statement income threshold, it will be subject to the minimum tax for all future tax years. Additional regulations, interpretations, amendments, or technical corrections to or in connection with the IRA are expected to be issued by the IRS or United States Department of Treasury, which may impact the timing of when the 15% minimum tax becomes applicable for Ameren as discussed below.
•As of March 31, 2023, Ameren had $184 million in tax benefits from federal and state income tax credit carryforwards and $48 million in tax benefits from federal and state net operating loss carryforwards, which will be utilized in future periods. Future expected income tax payments are based on expected taxable income, available income tax credit and net operating loss carryforwards, and current tax law. Expected taxable income is affected by expected capital expenditures, when property, plant, and equipment is placed in-service or retired, and the timing of regulatory reviews, among other things. Ameren expects federal income tax payments at the required minimum levels from 2023 to 2027 resulting from the anticipated use of existing production tax credits generated by Ameren Missouri’s High Prairie Renewable and Atchison Renewable energy centers, existing income tax credit and net operating loss carryforwards, and outstanding refunds. Based on its preliminary calculations, Ameren does not expect to be subject to the 15% minimum tax on adjusted financial statement income imposed by the IRA in 2023 and 2024. Ameren expects annual federal income tax payments, including payments related to the 15% minimum tax pursuant to the IRA, to be immaterial through 2027.
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
Ameren Missouri received planned deliveries of enriched uranium from a Russian supplier in the spring of 2023. The agreement with this Russian supplier has been fulfilled in its entirety, and Ameren Missouri does not have any outstanding supply contracts with Russian suppliers. Ameren Missouri has inventories and supply contracts with non-Russian suppliers that adequately meet all of the nuclear fuel needs of the Callaway Energy Center through the 2026 refueling reload.
ITEM 4. CONTROLS AND PROCEDURES.
(a)Evaluation of Disclosure Controls and Procedures
As of March 31, 2023, evaluations were performed under the supervision and with the participation of management, including the principal executive officer and the principal financial officer of each of the Ameren Companies, of the effectiveness of the design and operation of such registrant’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act). Based on those evaluations, as of March 31, 2023, the principal executive officer and the principal financial officer of each of the Ameren Companies concluded that such disclosure controls and procedures are effective to provide assurance that information required to be disclosed in such registrant’s reports filed or submitted under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms and such information is accumulated and communicated to its management, including its principal executive officer and its principal financial officer, to allow timely decisions regarding required disclosure.
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
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.
Ameren Corporation, Ameren Missouri, and Ameren Illinois did not purchase equity securities reportable under Item 703 of Regulation S-K during the period from January 1, 2023, to March 31, 2023.

ITEM 6. EXHIBITS.
The documents listed below are being filed or have previously been filed on behalf of the Ameren Companies and are incorporated herein by reference from the documents indicated and made a part hereof. Exhibits not identified as previously filed are filed herewith.

Exhibit Designation	Registrant(s)	Nature of Exhibit	Previously Filed as Exhibit to:
Instruments Defining Rights of Security Holders, Including Indentures
4.1	Ameren Ameren Missouri	Supplemental Indenture to the Ameren Missouri Mortgage dated February 1, 2023, for 5.45% First Mortgage Bonds due 2053	March 13, 2023 Form 8-K, Exhibit 4.2, File No. 1-14756
Rule 13a-14(a) / 15d-14(a) Certifications
31.1	Ameren	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer of Ameren
31.2	Ameren	Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer of Ameren
31.3	Ameren Missouri	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer of Ameren Missouri
31.4	Ameren Missouri	Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer of Ameren Missouri
31.5	Ameren Illinois	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer of Ameren Illinois
31.6	Ameren Illinois	Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer of Ameren Illinois
Section 1350 Certifications
32.1	Ameren	Section 1350 Certification of Principal Executive Officer and Principal Financial Officer of Ameren
32.2	Ameren Missouri	Section 1350 Certification of Principal Executive Officer and Principal Financial Officer of Ameren Missouri
32.3	Ameren Illinois	Section 1350 Certification of Principal Executive Officer and Principal Financial Officer of Ameren Illinois
Interactive Data Files
101.INS	Ameren Companies	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
101.SCH	Ameren Companies	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Ameren Companies	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB	Ameren Companies	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Ameren Companies	Inline XBRL Taxonomy Extension Presentation Linkbase Document
101.DEF	Ameren Companies	Inline XBRL Taxonomy Extension Definition Document
104	Ameren Companies	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)
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

AMEREN CORPORATION (Registrant)

/s/ Michael L. Moehn
Michael L. Moehn Senior Executive Vice President and Chief Financial Officer (Principal Financial Officer)

UNION ELECTRIC COMPANY (Registrant)

/s/ Michael L. Moehn
Michael L. Moehn Senior Executive Vice President and Chief Financial Officer (Principal Financial Officer)

AMEREN ILLINOIS COMPANY (Registrant)

/s/ Michael L. Moehn
Michael L. Moehn Senior Executive Vice President and Chief Financial Officer (Principal Financial Officer)
Date: May 5, 2023