Form 10-Q
period 2023-06-30
AMEREN CORP; Ameren Illinois Co; UNION ELECTRIC CO
filed 2023-08-03
CIK 1002910, 18654, 100826

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the Quarterly Period Ended June 30, 2023

OR

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from to

Commission File Number	Exact name of registrant as specified in its charter; State of Incorporation; Address and Telephone Number	IRS Employer Identification No.
1-14756	Ameren Corporation	43-1723446
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
Indicate by check mark whether each registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

Ameren Corporation	☐
Union Electric Company	☐
Ameren Illinois Company	☐
Indicate by check mark whether each registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Ameren Corporation	Yes	☐	No	☒
Union Electric Company	Yes	☐	No	☒
Ameren Illinois Company	Yes	☐	No	☒
The number of shares outstanding of each registrant’s classes of common stock as of July 31, 2023, was as follows:

Registrant	Title of each class of common stock	Shares outstanding
Ameren Corporation	Common stock, $0.01 par value per share	262,749,535
Union Electric Company	Common stock, $5 par value per share, held by Ameren Corporation	102,123,834
Ameren Illinois Company	Common stock, no par value, held by Ameren Corporation	25,452,373

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

FORWARD-LOOKING STATEMENTS
Statements in this report not based on historical facts are considered “forward-looking” and, accordingly, involve risks and uncertainties that could cause actual results to differ materially from those discussed. Although such forward-looking statements have been made in good faith and are based on reasonable assumptions, there is no assurance that the expected results will be achieved. These statements include (without limitation) statements as to future expectations, beliefs, plans, projections, strategies, targets, estimates, objectives, events, conditions, and financial performance. In connection with the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995, we are providing this cautionary statement to identify important factors that could cause actual results to differ materially from those anticipated. The following factors, in addition to those discussed within Risk Factors in the Form 10-K, and elsewhere in this report and in our other filings with the SEC, could cause actual results to differ materially from management expectations suggested in such forward-looking statements:
•regulatory, judicial, or legislative actions, and any changes in regulatory policies and ratemaking determinations, that may change regulatory recovery mechanisms, such as those that may result from the impact of a final ruling to be issued by the United States District Court for the Eastern District of Missouri regarding its September 2019 remedy order for the Rush Island Energy Center, the MoPSC staff review of the planned Rush Island Energy Center retirement, Ameren Missouri’s nonunanimous stipulation and agreement related to MEEIA 2019 filed with the MoPSC in August 2023, Ameren Illinois’ MYRP electric distribution service regulatory rate review filed in January 2023 with the ICC, Ameren Illinois’ natural gas regulatory rate review filed in January 2023 with the ICC, Ameren Illinois’ electric distribution service revenue requirement reconciliation adjustment request filed with the ICC in April 2023, and the August 2022 United States Court of Appeals for the District of Columbia Circuit ruling that vacated FERC’s MISO ROE-determining orders and remanded the proceedings to the FERC;
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
•advancements in energy technologies, including carbon capture, utilization, and sequestration, hydrogen fuel for electric production and energy storage, next generation nuclear, large-scale long-cycle battery energy storage, and the impact of federal and state energy and economic policies with respect to those technologies;
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
•legal and administrative proceedings;
•pandemics or other health events, and their impacts on our results of operations, financial position, and liquidity; and
•the impacts of the Russian invasion of Ukraine, related sanctions imposed by the U.S. and other governments, and any broadening of the conflict, including potential impacts on the cost and availability of fuel, natural gas, enriched uranium, and other commodities, materials, and services, the inability of our counterparties to perform their obligations, disruptions in the capital and credit markets, and other impacts on business, economic, and geopolitical conditions, including inflation.
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

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS.

AMEREN CORPORATION
CONSOLIDATED STATEMENT OF INCOME AND COMPREHENSIVE INCOME
(Unaudited) (In millions, except per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Operating Revenues:
Electric	$1,585	$1,513	$3,175	$2,831
Natural gas	175	213	647	774
Total operating revenues	1,760	1,726	3,822	3,605
Operating Expenses:
Fuel	152	83	265	259
Purchased power	328	318	823	495
Natural gas purchased for resale	42	80	250	373
Other operations and maintenance	450	491	898	952
Depreciation and amortization	335	316	655	615
Taxes other than income taxes	124	129	251	271
Total operating expenses	1,431	1,417	3,142	2,965
Operating Income	329	309	680	640
Other Income, Net	82	62	160	122
Interest Charges	134	126	261	230
Income Before Income Taxes	277	245	579	532
Income Taxes	38	36	75	70
Net Income	239	209	504	462
Less: Net Income Attributable to Noncontrolling Interests	2	2	3	3
Net Income Attributable to Ameren Common Shareholders	$237	$207	$501	$459

Net Income	$239	$209	$504	$462
Other Comprehensive Income (Loss), Net of Taxes
Pension and other postretirement benefit plan activity, net of income taxes of $—, $—, $—, and $—, respectively	(1)	—	(2)	1
Comprehensive Income	238	209	502	463
Less: Comprehensive Income Attributable to Noncontrolling Interests	2	2	3	3
Comprehensive Income Attributable to Ameren Common Shareholders	$236	$207	$499	$460

Earnings per Common Share – Basic	$0.90	$0.80	$1.91	$1.78

Earnings per Common Share – Diluted	$0.90	$0.80	$1.90	$1.77

Weighted-average Common Shares Outstanding – Basic	262.6	258.2	262.4	258.0
Weighted-average Common Shares Outstanding – Diluted	263.2	259.4	263.2	259.2
The accompanying notes are an integral part of these consolidated financial statements.

AMEREN CORPORATION
CONSOLIDATED BALANCE SHEET
(Unaudited) (In millions, except per share amounts)

	June 30, 2023	December 31, 2022
ASSETS
Current Assets:
Cash and cash equivalents	$7	$10
Accounts receivable – trade (less allowance for doubtful accounts of $39 and $31, respectively)	482	600
Unbilled revenue	378	446
Miscellaneous accounts receivable	63	54
Inventories	711	667
Current regulatory assets	239	354
Investment in industrial development revenue bonds	—	240
Current collateral assets	20	142
Other current assets	119	155
Total current assets	2,019	2,668
Property, Plant, and Equipment, Net	32,351	31,262
Investments and Other Assets:
Nuclear decommissioning trust fund	1,075	958
Goodwill	411	411
Regulatory assets	1,790	1,426
Pension and other postretirement benefits	442	411
Other assets	859	768
Total investments and other assets	4,577	3,974
TOTAL ASSETS	$38,947	$37,904
LIABILITIES AND EQUITY
Current Liabilities:
Current maturities of long-term debt	$350	$340
Short-term debt	1,329	1,070
Accounts and wages payable	719	1,159
Other current liabilities	845	797
Total current liabilities	3,243	3,366
Long-term Debt, Net	14,328	13,685
Deferred Credits and Other Liabilities:
Accumulated deferred income taxes and tax credits, net	3,913	3,804
Regulatory liabilities	5,445	5,309
Asset retirement obligations	775	763
Other deferred credits and liabilities	417	340
Total deferred credits and other liabilities	10,550	10,216
Commitments and Contingencies (Notes 2, 9, and 10)
Shareholders’ Equity:
Common stock, $.01 par value, 400.0 shares authorized – shares outstanding of 262.7 and 262.0, respectively	3	3
Other paid-in capital, principally premium on common stock	6,880	6,860
Retained earnings	3,817	3,646
Accumulated other comprehensive loss	(3)	(1)
Total shareholders’ equity	10,697	10,508
Noncontrolling Interests	129	129
Total equity	10,826	10,637
TOTAL LIABILITIES AND EQUITY	$38,947	$37,904
The accompanying notes are an integral part of these consolidated financial statements.

AMEREN CORPORATION
CONSOLIDATED STATEMENT OF CASH FLOWS
(Unaudited) (In millions)
	Six Months Ended June 30,
	2023	2022
Cash Flows From Operating Activities:
Net income	$504	$462
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	703	665
Amortization of nuclear fuel	36	28
Amortization of debt issuance costs and premium/discounts	8	12
Deferred income taxes and investment tax credits, net	66	66
Allowance for equity funds used during construction	(23)	(19)
Stock-based compensation costs	14	12
Other	(19)	33
Changes in assets and liabilities:
Receivables	173	(187)
Inventories	(44)	(8)
Accounts and wages payable	(335)	(87)
Taxes accrued	93	94
Regulatory assets and liabilities	(81)	(74)
Assets, other	(38)	(35)
Liabilities, other	34	45
Pension and other postretirement benefits	(114)	(32)
Counterparty collateral, net	134	(103)
Net cash provided by operating activities	1,111	872
Cash Flows From Investing Activities:
Capital expenditures	(1,822)	(1,538)
Nuclear fuel expenditures	(50)	(22)
Purchases of securities – nuclear decommissioning trust fund	(81)	(122)
Sales and maturities of securities – nuclear decommissioning trust fund	65	114
Other	(1)	16
Net cash used in investing activities	(1,889)	(1,552)
Cash Flows From Financing Activities:
Dividends on common stock	(330)	(305)
Dividends paid to noncontrolling interest holders	(3)	(3)
Short-term debt, net	260	475
Maturities of long-term debt	(100)	—
Issuances of long-term debt	997	524
Issuances of common stock	16	17
Employee payroll taxes related to stock-based compensation	(20)	(16)
Debt issuance costs	(9)	(6)
Other	(3)	—
Net cash provided by financing activities	808	686
Net change in cash, cash equivalents, and restricted cash	30	6
Cash, cash equivalents, and restricted cash at beginning of year	216	155
Cash, cash equivalents, and restricted cash at end of period	$246	$161
The accompanying notes are an integral part of these consolidated financial statements.

AMEREN CORPORATION
CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY
(Unaudited) (In millions, except per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Common Stock	$3	$3	$3	$3

Other Paid-in Capital:
Beginning of period	6,861	6,507	6,860	6,502
Shares issued under the DRPlus and 401(k) plan	11	12	23	25
Stock-based compensation activity	8	8	(3)	—
Other paid-in capital, end of period	6,880	6,527	6,880	6,527

Retained Earnings:
Beginning of period	3,745	3,282	3,646	3,182
Net income attributable to Ameren common shareholders	237	207	501	459
Dividends on common stock	(165)	(153)	(330)	(305)
Retained earnings, end of period	3,817	3,336	3,817	3,336

Accumulated Other Comprehensive Income (Loss):
Deferred retirement benefit costs, beginning of period	(2)	14	(1)	13
Change in deferred retirement benefit costs	(1)	—	(2)	1
Deferred retirement benefit costs, end of period	(3)	14	(3)	14
Total accumulated other comprehensive income (loss), end of period	(3)	14	(3)	14
Total Shareholders’ Equity	$10,697	$9,880	$10,697	$9,880

Noncontrolling Interests:
Beginning of period	129	129	129	129
Net income attributable to noncontrolling interest holders	2	2	3	3
Dividends paid to noncontrolling interest holders	(2)	(2)	(3)	(3)
Noncontrolling interests, end of period	129	129	129	129
Total Equity	$10,826	$10,009	$10,826	$10,009

Common stock shares outstanding at beginning of period	262.6	258.2	262.0	257.7
Shares issued under the DRPlus and 401(k) plan	0.1	0.2	0.2	0.3
Shares issued for stock-based compensation	—	—	0.5	0.4
Common stock shares outstanding at end of period	262.7	258.4	262.7	258.4

Dividends per common share	$0.63	$0.59	$1.26	$1.18
The accompanying notes are an integral part of these consolidated financial statements.

UNION ELECTRIC COMPANY (d/b/a AMEREN MISSOURI)
CONSOLIDATED STATEMENT OF INCOME
(Unaudited) (In millions)

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Operating Revenues:
Electric	$918	$890	$1,759	$1,628
Natural gas	23	29	105	109
Total operating revenues	941	919	1,864	1,737
Operating Expenses:
Fuel	152	83	265	259
Purchased power	137	161	345	211
Natural gas purchased for resale	9	12	56	58
Other operations and maintenance	237	260	476	492
Depreciation and amortization	186	178	362	342
Taxes other than income taxes	88	90	168	175
Total operating expenses	809	784	1,672	1,537
Operating Income	132	135	192	200
Other Income, Net	22	24	41	47
Interest Charges	52	60	103	99
Income Before Income Taxes	102	99	130	148
Income Taxes Benefit	(1)	(2)	(2)	(4)
Net Income	103	101	132	152
Preferred Stock Dividends	1	1	2	2
Net Income Available to Common Shareholder	$102	$100	$130	$150
The accompanying notes as they relate to Ameren Missouri are an integral part of these consolidated financial statements.

UNION ELECTRIC COMPANY (d/b/a AMEREN MISSOURI)
CONSOLIDATED BALANCE SHEET
(Unaudited) (In millions, except per share amounts)

	June 30, 2023	December 31, 2022
ASSETS
Current Assets:
Cash and cash equivalents	$—	$—
Accounts receivable – trade (less allowance for doubtful accounts of $12 and $13, respectively)	185	244
Accounts receivable – affiliates	49	51
Unbilled revenue	248	184
Miscellaneous accounts receivable	19	18
Inventories	515	434
Current regulatory assets	144	254
Investment in industrial development revenue bonds	—	240
Current collateral assets	20	101
Other current assets	44	66
Total current assets	1,224	1,592
Property, Plant, and Equipment, Net	16,560	16,124
Investments and Other Assets:
Nuclear decommissioning trust fund	1,075	958
Regulatory assets	676	594
Pension and other postretirement benefits	111	98
Other assets	138	140
Total investments and other assets	2,000	1,790
TOTAL ASSETS	$19,784	$19,506
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Current maturities of long-term debt	$350	$240
Short-term debt	373	329
Accounts and wages payable	275	606
Accounts payable – affiliates	40	43
Taxes accrued	127	29
Other current liabilities	253	323
Total current liabilities	1,418	1,570
Long-term Debt, Net	5,991	5,846
Deferred Credits and Other Liabilities:
Accumulated deferred income taxes and tax credits, net	2,015	1,982
Regulatory liabilities	2,972	2,871
Asset retirement obligations	771	759
Other deferred credits and liabilities	60	51
Total deferred credits and other liabilities	5,818	5,663
Commitments and Contingencies (Notes 2, 8, 9, and 10)
Shareholders’ Equity:
Common stock, $5 par value, 150.0 shares authorized – 102.1 shares outstanding	511	511
Other paid-in capital, principally premium on common stock	2,725	2,725
Preferred stock	80	80
Retained earnings	3,241	3,111
Total shareholders’ equity	6,557	6,427
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$19,784	$19,506
The accompanying notes as they relate to Ameren Missouri are an integral part of these consolidated financial statements.

UNION ELECTRIC COMPANY (d/b/a AMEREN MISSOURI)
CONSOLIDATED STATEMENT OF CASH FLOWS
(Unaudited) (In millions)

	Six Months Ended June 30,
	2023	2022
Cash Flows From Operating Activities:
Net income	$132	$152
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	410	393
Amortization of nuclear fuel	36	28
Amortization of debt issuance costs and premium/discounts	3	3
Deferred income taxes and investment tax credits, net	10	19
Allowance for equity funds used during construction	(12)	(10)
Other	(20)	4
Changes in assets and liabilities:
Receivables	(9)	(105)
Inventories	(81)	(7)
Accounts and wages payable	(231)	(159)
Taxes accrued	103	81
Regulatory assets and liabilities	28	(128)
Assets, other	13	12
Liabilities, other	21	24
Pension and other postretirement benefits	(41)	(8)
Counterparty collateral, net	81	(118)
Net cash provided by operating activities	443	181
Cash Flows From Investing Activities:
Capital expenditures	(914)	(806)
Nuclear fuel expenditures	(50)	(22)
Purchases of securities – nuclear decommissioning trust fund	(81)	(122)
Sales and maturities of securities – nuclear decommissioning trust fund	65	114
Other	—	18
Net cash used in investing activities	(980)	(818)
Cash Flows From Financing Activities:
Dividends on preferred stock	(2)	(2)
Short-term debt, net	44	120
Issuances of long-term debt	499	524
Debt issuance costs	(6)	(6)
Other	(3)	—
Net cash provided by financing activities	532	636
Net change in cash, cash equivalents, and restricted cash	(5)	(1)
Cash, cash equivalents, and restricted cash at beginning of year	13	8
Cash, cash equivalents, and restricted cash at end of period	$8	$7
The accompanying notes as they relate to Ameren Missouri are an integral part of these consolidated financial statements.

UNION ELECTRIC COMPANY (d/b/a AMEREN MISSOURI)
CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY
(Unaudited) (In millions)

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Common Stock	$511	$511	$511	$511

Other Paid-in Capital	2,725	2,725	2,725	2,725

Preferred Stock	80	80	80	80

Retained Earnings:
Beginning of period	3,139	2,645	3,111	2,595
Net income	103	101	132	152
Dividends on preferred stock	(1)	(1)	(2)	(2)
Retained earnings, end of period	3,241	2,745	3,241	2,745

Total Shareholders’ Equity	$6,557	$6,061	$6,557	$6,061
The accompanying notes as they relate to Ameren Missouri are an integral part of these consolidated financial statements.

AMEREN ILLINOIS COMPANY (d/b/a AMEREN ILLINOIS)
STATEMENT OF INCOME
(Unaudited) (In millions)

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Operating Revenues:
Electric	$627	$585	$1,337	$1,128
Natural gas	152	184	543	665
Total operating revenues	779	769	1,880	1,793
Operating Expenses:
Purchased power	192	158	479	289
Natural gas purchased for resale	33	68	194	315
Other operations and maintenance	201	225	403	448
Depreciation and amortization	138	128	271	252
Taxes other than income taxes	32	35	74	88
Total operating expenses	596	614	1,421	1,392
Operating Income	183	155	459	401
Other Income, Net	41	25	78	49
Interest Charges	50	41	97	83
Income Before Income Taxes	174	139	440	367
Income Taxes	44	35	112	94
Net Income	130	104	328	273
Preferred Stock Dividends	1	1	1	1
Net Income Available to Common Shareholder	$129	$103	$327	$272
The accompanying notes as they relate to Ameren Illinois are an integral part of these financial statements.

AMEREN ILLINOIS COMPANY (d/b/a AMEREN ILLINOIS)
BALANCE SHEET
(Unaudited) (In millions)

	June 30, 2023	December 31, 2022
ASSETS
Current Assets:
Cash and cash equivalents	$—	$—
Accounts receivable – trade (less allowance for doubtful accounts of $27 and $18, respectively)	281	341
Accounts receivable – affiliates	10	12
Unbilled revenue	130	262
Miscellaneous accounts receivable	29	23
Inventories	196	233
Current regulatory assets	88	87
Other current assets	36	98
Total current assets	770	1,056
Property, Plant, and Equipment, Net	13,955	13,353
Investments and Other Assets:
Goodwill	411	411
Regulatory assets	1,091	821
Pension and other postretirement benefits	335	318
Other assets	548	482
Total investments and other assets	2,385	2,032
TOTAL ASSETS	$17,110	$16,441
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Current maturities of long-term debt	$—	$100
Short-term debt	117	264
Accounts and wages payable	357	451
Accounts payable – affiliates	68	93
Customer deposits	111	87
Current regulatory liabilities	82	64
Other current liabilities	212	232
Total current liabilities	947	1,291
Long-term Debt, Net	5,232	4,735
Deferred Credits and Other Liabilities:
Accumulated deferred income taxes and investment tax credits, net	1,783	1,699
Regulatory liabilities	2,344	2,313
Other deferred credits and liabilities	309	235
Total deferred credits and other liabilities	4,436	4,247
Commitments and Contingencies (Notes 2, 8, and 9)
Shareholders’ Equity:
Common stock, no par value, 45.0 shares authorized – 25.5 shares outstanding	—	—
Other paid-in capital	2,929	2,929
Preferred stock	49	49
Retained earnings	3,517	3,190
Total shareholders’ equity	6,495	6,168
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$17,110	$16,441
The accompanying notes as they relate to Ameren Illinois are an integral part of these financial statements.

AMEREN ILLINOIS COMPANY (d/b/a AMEREN ILLINOIS)
STATEMENT OF CASH FLOWS
(Unaudited) (In millions)

	Six Months Ended June 30,
	2023	2022
Cash Flows From Operating Activities:
Net income	$328	$273
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	271	251
Amortization of debt issuance costs and premium/discounts	2	6
Deferred income taxes and investment tax credits, net	70	55
Allowance for equity funds used during construction	(10)	(9)
Other	12	6
Changes in assets and liabilities:
Receivables	182	(76)
Inventories	37	(1)
Accounts and wages payable	(92)	76
Taxes accrued	(36)	62
Regulatory assets and liabilities	(105)	55
Assets, other	(42)	(43)
Liabilities, other	13	23
Pension and other postretirement benefits	(46)	(18)
Counterparty collateral, net	53	15
Net cash provided by operating activities	637	675
Cash Flows From Investing Activities:
Capital expenditures	(844)	(699)
Other	(2)	—
Net cash used in investing activities	(846)	(699)
Cash Flows From Financing Activities:
Dividends on preferred stock	(1)	(1)
Short-term debt, net	(147)	38
Maturities of long-term debt	(100)	—
Issuances of long-term debt	498	—
Debt issuance costs	(3)	—
Net cash provided by financing activities	247	37
Net change in cash, cash equivalents, and restricted cash	38	13
Cash, cash equivalents and restricted cash at beginning of year	191	133
Cash, cash equivalents, and restricted cash at end of period	$229	$146
The accompanying notes as they relate to Ameren Illinois are an integral part of these financial statements.

AMEREN ILLINOIS COMPANY (d/b/a AMEREN ILLINOIS)
STATEMENT OF SHAREHOLDERS’ EQUITY
(Unaudited) (In millions)

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Common Stock	$—	$—	$—	$—

Other Paid-in Capital	2,929	2,914	2,929	2,914

Preferred Stock	49	49	49	49

Retained Earnings:
Beginning of period	3,388	2,846	3,190	2,677
Net income	130	104	328	273
Dividends on preferred stock	(1)	(1)	(1)	(1)
Retained earnings, end of period	3,517	2,949	3,517	2,949

Total Shareholders’ Equity	$6,495	$5,912	$6,495	$5,912
The accompanying notes as they relate to Ameren Illinois are an integral part of these financial statements.

AMEREN CORPORATION (Consolidated)
UNION ELECTRIC COMPANY (Consolidated) (d/b/a Ameren Missouri)
AMEREN ILLINOIS COMPANY (d/b/a Ameren Illinois)
COMBINED NOTES TO FINANCIAL STATEMENTS
(Unaudited)
June 30, 2023
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
Ameren’s and Ameren Missouri’s financial statements are prepared on a consolidated basis and therefore include the accounts of their majority-owned subsidiaries. All intercompany transactions have been eliminated. Ameren Missouri’s subsidiaries were created for the acquisition of renewable generation projects. Ameren Illinois has no subsidiaries. All tabular dollar amounts are in millions, unless otherwise indicated.
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
Variable Interest Entities
As of June 30, 2023, and December 31, 2022, Ameren had unconsolidated variable interests in various equity method investments, primarily to advance clean and resilient energy technologies, totaling $72 million and $68 million, respectively, included in “Other assets” on Ameren’s consolidated balance sheet. Any earnings or losses related to these investments are included in “Other Income, Net” on Ameren’s consolidated statement of income and comprehensive income. Ameren is not the primary beneficiary of these investments because it does not have the power to direct matters that most significantly affect the activities of these variable interest entities. As of June 30, 2023, Ameren’s maximum exposure to loss related to these variable interests is limited to its investment of $72 million plus associated outstanding funding commitments of $16 million.
COLI
Ameren and Ameren Illinois have COLI, which is recorded at the net cash surrender value. The net cash surrender value is the amount that can be realized under the insurance policies at the balance sheet date. As of June 30, 2023, the cash surrender value of COLI at Ameren and Ameren Illinois was $255 million (December 31, 2022 – $246 million) and $122 million (December 31, 2022 – $118 million), respectively, while total borrowings against the policies were $115 million (December 31, 2022 – $110 million) at both Ameren and Ameren Illinois. Ameren and Ameren Illinois have the right to offset the borrowings against the cash surrender value of the policies and, consequently, present the net asset in “Other assets” on their respective balance sheets. The net cash surrender value of Ameren’s COLI is affected by the investment performance of a separate account in which Ameren holds a beneficial interest.

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
Missouri
June 2023 MoPSC Electric Rate Order
In June 2023, the MoPSC issued an order in Ameren Missouri’s 2022 electric service regulatory rate review, approving a nonunanimous stipulation and agreement. The order resulted in an increase of $140 million to Ameren Missouri’s annual revenue requirement for electric retail service. The approved revenue requirement is based on infrastructure investments as of December 31, 2022, and included an extension of the depreciable lives of the Sioux Energy Center’s assets from 2028 to 2030. The order did not explicitly specify an ROE, capital structure, or rate base. The order provides for the continued use of the FAC and trackers for pension and postretirement benefits, uncertain income tax positions, certain excess deferred income taxes, and renewable energy standard costs that the MoPSC previously authorized in earlier electric rate orders, as well as the use of an electric property tax tracker. It also includes a tracker for the utilization of production and investment tax credits or proceeds from the sale of tax credits allowed under the IRA. For additional information regarding the property tax tracker and the IRA, see Note 2 – Rate and Regulatory Matters and Note 12 – Income Taxes under Part II, Item 8, in the Form 10-K. The order increased the annualized base level of net energy costs pursuant to the FAC by approximately $40 million from the base level established in the MoPSC’s December 2021 electric rate order. The order also changed annualized depreciation, regulatory asset and liability amortization amounts, and the base level of expenses for trackers. On an annualized basis, these changes reflect approximate increases in “Depreciation and amortization” of $90 million and “Other income, net”, of $100 million, related to non-service pension and postretirement benefit income, on Ameren’s and Ameren Missouri’s consolidated statements of income. The new rates became effective on July 9, 2023.
Solar Generation Facilities
During 2022 and 2023, Ameren Missouri, and certain subsidiaries of Ameren Missouri, entered into agreements to acquire and/or construct various solar generation facilities. The following table provides information with respect to each agreement:

	Boomtown Solar Project(a)	Huck Finn Solar Project(b)	Split Rail Solar Project(c)	Cass County Solar Project(c)	Vandalia Solar Project(c)	Bowling Green Solar Project(c)
Agreement type	Build-transfer	Build-transfer	Build-transfer	Development-transfer(d)	Self-build(e)	Self-build(e)
Facility size	150-MW	200-MW	300-MW	150-MW	50-MW	50-MW
Status of MoPSC CCN	Approved April 2023	Approved February 2023	Filed June 2023(f)	Filed June 2023(f)	Filed June 2023(f)	Filed June 2023(f)
Status of FERC approval of acquisition	Requested May 2023	Received March 2023	Expect to request by mid-2024	Not applicable	Not applicable	Not applicable
Earliest completion date(g)(h)	Fourth quarter 2024	Fourth quarter 2024	Mid-2026	Fourth quarter 2024	Fourth quarter 2025	First quarter 2026
(a)The Boomtown Solar Project is expected to support Ameren Missouri’s transition to renewable energy generation and serve customers under the Renewable Solutions Program discussed below.
(b)The Huck Finn Solar Project represents approximately $0.35 billion of capital expenditures and is expected to support Ameren Missouri’s compliance with the state of Missouri’s renewable energy standard. Investments in the project will be eligible for recovery under the RESRAM.
(c)These solar projects are expected to support Ameren Missouri’s transition to renewable energy generation.
(d)Ameren Missouri entered into an agreement to acquire the Cass County Solar Project, which includes project design, land rights, and engineering, supply, and construction agreements for a solar generation facility. Ameren Missouri will construct the facility after obtaining a CCN from the MoPSC and acquiring the project. Acquisition of the project is expected by mid-2024.
(e)Ameren Missouri entered into engineering, supply, and construction agreements to construct these solar projects.
(f)Ameren Missouri expects decisions by the MoPSC in the first quarter of 2024.
(g)Expected completion dates may be impacted by potential sourcing issues resulting from a United States Department of Commerce investigation of solar panel components imported from four Southeast Asian countries initiated in March 2022 and the detention of certain solar panel components sourced from China as a result of the Uyghur Forced Labor Prevention Act that became effective in June 2022.
(h)Expected completion dates are dependent on the timing of regulatory approvals, among other things.
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

MoPSC Staff Review of Planned Rush Island Energy Center Retirement
In February 2022, the MoPSC issued an order directing the MoPSC staff to review Ameren Missouri’s planned accelerated retirement of the Rush Island Energy Center as a result of the NSR and Clean Air Act Litigation discussed in Note 9 – Commitments and Contingencies. The MoPSC staff’s review includes potential impacts on the reliability and cost of Ameren Missouri’s service to its customers; Ameren Missouri’s plans to mitigate the customer impacts of the accelerated retirement; and the prudence of Ameren Missouri’s actions and decisions with regard to the Rush Island Energy Center, among other things. In April 2022, the MoPSC staff filed an initial report with the MoPSC in which the staff concluded early retirement of the Rush Island Energy Center may cause reliability concerns. The MoPSC staff is under no deadline to complete this review. In Ameren Missouri’s electric service regulatory rate review discussed above, the MoPSC staff recommended a lower rate base for the Rush Island Energy Center claiming imprudent actions by Ameren Missouri. While the nonunanimous stipulation and agreement approved by the June 2023 MoPSC electric rate order did not specify any rate base disallowance, it did not preclude parties to the agreement from raising issues regarding the prudence of Ameren Missouri’s actions and decisions with regard to the energy center in future proceedings. Ameren Missouri is unable to predict the results of this matter. Results of the review could be used in other MoPSC proceedings, which could have a material adverse effect on the results of operations, financial position, and liquidity of Ameren and Ameren Missouri.
MEEIA
In March 2023, Ameren Missouri filed a proposed three-year customer energy-efficiency plan with the MoPSC under the MEEIA. As a result of a nonunanimous stipulation and agreement filed with the MoPSC in August 2023 by Ameren Missouri, the MoPSC staff, and the MoOPC to extend Ameren Missouri’s MEEIA 2019 program through 2024, Ameren Missouri expects to revise the proposed three-year plan in 2024. The stipulation and agreement, which is subject to MoPSC approval, includes the establishment of a portfolio of customer energy-efficiency programs for 2024 and performance incentives that would provide Ameren Missouri an opportunity to earn revenues, including $12 million if Ameren Missouri achieves certain energy-efficiency goals in 2024. If approved, Ameren Missouri expects to invest $76 million in energy-efficiency programs in 2024. The MoPSC is under no deadline to issue an order in this proceeding.
Illinois
MYRP
In January 2023, Ameren Illinois filed an MYRP with the ICC, which was subsequently revised in July 2023, to be used in setting electric distribution service rates for 2024 through 2027. Under the MYRP, the ICC would approve base rates for electric distribution service to be charged to customers for each calendar year of the four-year period. In July 2023, the ICC staff submitted its recommendation for electric distribution service rates for 2024 through 2027 under the MYRP. The following table includes the forecasted revenue requirement, the requested and recommended ROE, the requested and recommended capital structure common equity percentage, and the forecasted average annual rate base for 2024 through 2027, as reflected in Ameren Illinois’ revised MYRP filing and the ICC staff’s filing:

Year	Forecasted Revenue Requirement (in millions)(a)	Requested/Recommended ROE(b)(c)	Requested/Recommended Capital Structure Common Equity Percentage(b)(d)	Forecasted Average Annual Rate Base (in billions)
Ameren Illinois’ July 2023 Filing:
2024	$1,291	10.5%	53.99%	$4.3
2025	$1,387	10.5%	53.97%	$4.6
2026	$1,484	10.5%	54.02%	$4.9
2027	$1,560	10.5%	54.03%	$5.2
ICC Staff’s July 2023 Filing:
2024	$1,211	8.9%	50.00%	$4.1
2025	$1,292	8.9%	50.00%	$4.4
2026	$1,371	8.9%	50.00%	$4.6
2027	$1,429	8.9%	50.00%	$4.8
(a)If an initial rate increase phase-in provision, discussed below, is approved by the ICC, it would not affect the annual revenue requirement, but would affect the timing of associated recovery from customers.
(b)ROE and capital structure common equity percentage requested in Ameren Illinois’ July 2023 filing and recommended in the ICC staff’s July 2023 filing.
(c)The ICC staff filing recommended an ROE based on the annual average of the monthly yields of the 30-year United States Treasury bonds plus 580 basis points, to be updated annually for each applicable calendar year of the MYRP. An estimated ROE of 8.9% was used to calculate the forecasted revenue requirements in the ICC staff filing, which is based on the average monthly yields of the 30-year United States Treasury bonds for 2022. The ICC staff proposed that variances in the revenue requirement resulting from a change in the ROE would be excluded from the reconciliation cap discussed below.
(d)A capital structure of up to and including 50% common equity is deemed prudent and reasonable by law. A higher equity ratio requires specific ICC approval.

Under an MYRP, the IETL permits any initial rate increase to be phased in, with at least 50% of the first annual period’s approved rate increase reflected in rates in the first annual period, with the remaining portion deferred as a regulatory asset that earns a return at the applicable WACC and is collected from customers over a period not to exceed two years beginning within one year after the second annual period’s rates are effective. Ameren Illinois’ revised MYRP filing utilizes this phase-in provision and proposes to defer 50% of the requested 2024 rate increase of $179 million as a regulatory asset to be collected from customers in 2026. Ameren Illinois recognizes revenues that have been authorized for rate recovery when amounts are expected to be collected from customers within two years from the end of an applicable year. The ICC staff’s filing does not utilize a phase-in provision. An ICC decision in this proceeding is required by December 2023, with new rates effective starting in January 2024. Ameren Illinois cannot predict the level of any electric distribution service rate change the ICC may approve, or whether any rate change that may eventually be approved will be sufficient for Ameren Illinois to recover its costs to the extent those costs are subject to and exceed the reconciliation cap discussed below and earn a reasonable return on its investments when the rate change goes into effect.
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
Under the MYRP, the ROE approved by the ICC will be subject to annual adjustments based on performance metrics. In 2022, the ICC issued an order approving total ROE incentives and penalties of 24 basis points, allocated among seven performance metrics. These performance metrics include improvements in service reliability in both the frequency and duration of outages, a reduction in peak loads, an increased percentage of spend with diverse suppliers, a reduction in disconnections for certain customers, and improved timeliness in response to customer requests for interconnection of distributed energy resources. These performance metrics will apply annually from 2024 through 2027 under the MYRP, and the impact of any incentives and penalties will be excluded from the reconciliation cap described above.
2022 Electric Distribution Revenue Requirement Reconciliation Adjustment Request
In April 2023, Ameren Illinois filed for a reconciliation adjustment to its 2022 electric distribution service revenue requirement with the ICC. In July 2023, Ameren Illinois filed a revised reconciliation adjustment, requesting recovery of $125 million. The reconciliation adjustment reflects Ameren Illinois’ actual 2022 recoverable costs, year-end rate base, and capital structure, which was composed of 53.99% common equity. In June 2023, the ICC staff submitted its calculation of the reconciliation adjustment, recommending recovery of $109 million, which is based on a capital structure composed of 50% common equity. An ICC decision in this proceeding is required by December 2023, and any approved adjustment would be collected from customers in 2024.
Electric Customer Energy-Efficiency Investments
In May 2023, Ameren Illinois filed its annual electric energy-efficiency formula rate update to increase its rates by $27 million with the ICC. An ICC decision in this proceeding is required by December 2023, with new rates effective January 2024.
2023 Natural Gas Delivery Service Regulatory Rate Review
In January 2023, Ameren Illinois filed a request with the ICC seeking approval to increase its annual revenues for natural gas delivery service. In July 2023, Ameren Illinois filed a revised request seeking to increase its annual revenues by $148 million, which includes an estimated $77 million of annual revenues that would otherwise be recovered under the QIP and other riders. The request is based on a 10.3% allowed ROE, a capital structure composed of 53.99% common equity, and a rate base of $2.9 billion. In an attempt to reduce regulatory lag, Ameren Illinois used a 2024 future test year in this proceeding. In July 2023, the ICC staff recommended an increase to annual revenues for natural gas delivery service of $128 million, which includes an estimated $77 million of annual revenues that would otherwise be recovered under the QIP and other riders. The recommendation is based on a 9.89% ROE, a capital structure composed of 50% common equity, and a rate base of $2.9 billion. Other intervenors recommended an increase to annual revenues ranging from

$98 million to $106 million, which were based on varying rate base amounts, a 9.5% ROE, and a capital structure composed of 52% common equity. A decision by the ICC in this proceeding is required by late November 2023, with new rates expected to be effective in early December 2023. Ameren Illinois cannot predict the level of any delivery service rate change the ICC may approve, nor whether any rate change that may eventually be approved will be sufficient to enable Ameren Illinois to recover its costs and to earn a reasonable return on investments when the rate changes go into effect.
RTO Cost-Benefit Study
In July 2022, an Illinois law prohibiting the state’s oversight of certain electric utilities’ choice of RTO membership ceased to be effective. Given the change in law and the high prices resulting from MISO’s April 2022 capacity auction, the ICC issued an order requiring Ameren Illinois to perform a cost-benefit study of continued participation in the MISO compared to participation in PJM Interconnection LLC, another RTO. In July 2023, Ameren Illinois filed its cost-benefit study with the ICC. The cost-benefit study examined the impacts of participation in each RTO, including reliability, resiliency, affordability, and environmental impacts, among other things, for a period of five to 10 years, beginning June 2024. The study concluded that continued participation in the MISO was prudent and more cost-beneficial than participation in PJM Interconnection LLC. Comments on the study are due by late August 2023. The ICC is under no obligation to issue an order related to the cost-benefit study.
Federal
FERC Complaint Cases
Since November 2013, the allowed base ROE for FERC-regulated transmission rate base under the MISO tariff has been subject to customer complaint cases and has been changed by various FERC orders. In May 2020, the FERC issued an order, which set the allowed base ROE to 10.02%, and required refunds, with interest, for the periods November 2013 to February 2015 and from late September 2016 forward. Ameren and Ameren Illinois paid these refunds, including interest, by March 31, 2022. In June and July 2020, Ameren Missouri, Ameren Illinois, and ATXI, as well as various customers, petitioned the United States Court of Appeals for the District of Columbia Circuit for review of the May 2020 order, challenging certain aspects of the new ROE methodology established. The petition filed by Ameren Missouri, Ameren Illinois, and ATXI challenged the refunds required for the period from September 2016 to May 2020. In August 2022, the court issued a ruling that granted the customers’ petition for review, vacated the FERC’s previous MISO ROE-determining orders, and remanded the proceedings to the FERC. The court elected not to rule on the issues raised by Ameren Missouri, Ameren Illinois, and ATXI. The currently allowed base ROE of 10.02% will remain effective for customer billings, but is subject to refund if the base ROE is changed by the FERC in a future order. The FERC is under no deadline to issue an order related to these proceedings. A 50-basis-point change in the FERC-allowed ROE would affect Ameren’s and Ameren Illinois’ annual revenue by an estimated $19 million and $13 million, respectively, based on each company’s 2023 projected rate base.
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
Short-term Borrowings
The Missouri Credit Agreement and the Illinois Credit Agreement are available to support issuances under Ameren (parent)’s, Ameren Missouri’s, and Ameren Illinois’ commercial paper programs, respectively, subject to borrowing sublimits, and the issuance of letters of credit. As of June 30, 2023, based on commercial paper outstanding and letters of credit issued under the Credit Agreements, along with cash and cash equivalents, the net liquidity available to Ameren (parent), Ameren Missouri, and Ameren Illinois, collectively, was $1.3 billion. The Ameren Companies were in compliance with the covenants in their Credit Agreements as of June 30, 2023. As of June 30, 2023, the ratios of consolidated indebtedness to consolidated total capitalization, calculated in accordance with the provisions of the Credit Agreements, were 60%, 51%, and 45% for Ameren, Ameren Missouri, and Ameren Illinois, respectively.
The following table presents commercial paper outstanding, net of issuance discounts, as of June 30, 2023, and December 31, 2022. There were no borrowings outstanding under the Credit Agreements as of June 30, 2023, or December 31, 2022.

	June 30, 2023	December 31, 2022
Ameren (parent)	$839	$477
Ameren Missouri	373	329
Ameren Illinois	117	264
Ameren consolidated	$1,329	$1,070

The following table summarizes the activity and relevant interest rates for Ameren (parent)’s, Ameren Missouri’s, and Ameren Illinois’ commercial paper issuances and borrowings under the Credit Agreements in the aggregate for the six months ended June 30, 2023 and 2022:

	Ameren (parent)	Ameren Missouri	Ameren Illinois	Ameren Consolidated
2023
Average daily amount outstanding	$595	$343	$230	$1,168
Weighted-average interest rate	5.14%	5.04%	5.10%	5.10%
Peak amount outstanding during period(a)	$841	$592	$450	$1,381
Peak interest rate	5.55%	5.55%	5.60%	5.60%
2022
Average daily amount outstanding	$374	$271	$57	$702
Weighted-average interest rate	0.87%	0.65%	0.47%	0.75%
Peak amount outstanding during period(a)	$595	$539	$142	$1,101
Peak interest rate	2.05%	2.05%	2.05%	2.05%
(a)The timing of peak outstanding commercial paper issuances and borrowings under the Credit Agreements varies by company. Therefore, the sum of individual company peak amounts may not equal the Ameren consolidated peak for the period.
Money Pools
Ameren has money pool agreements with and among its subsidiaries to coordinate and provide for certain short-term cash and working capital requirements. The average interest rate for borrowings under the utility money pool for the three and six months ended June 30, 2023, was 5.28% and 5.04%, respectively (2022 – 0.98% and 0.69%, respectively). See Note 8 – Related-party Transactions for the amount of interest income and expense from the utility money pool arrangements recorded by Ameren Missouri and Ameren Illinois for the three and six months ended June 30, 2023 and 2022.
NOTE 4 – LONG-TERM DEBT AND EQUITY FINANCINGS
Ameren
For the three and six months ended June 30, 2023, Ameren issued a total of 0.1 million and 0.2 million shares of common stock, respectively, under its DRPlus and 401(k) plan, and received proceeds of $4 million and $16 million, respectively. As of June 30, 2023, Ameren had a receivable of $7 million related to its DRPlus and 401(k) plan. In addition, in the first quarter of 2023, Ameren issued 0.5 million shares of common stock valued at $37 million upon the settlement of stock-based compensation awards.
There were no shares issued under the ATM program for the three and six months ended June 30, 2023. As of June 30, 2023, Ameren had approximately $910 million of common stock available for sale under the ATM program, which takes into account the forward sale agreements in effect as of June 30, 2023, discussed below.
The forward sale agreements outstanding as of June 30, 2023, can be settled at Ameren’s discretion on or prior to dates ranging from January 10, 2024 to February 28, 2025. On a settlement date or dates, if Ameren elects to physically settle a forward sale agreement, Ameren will issue shares of common stock to the counterparties at the then-applicable forward sale price. The initial forward sale price for the agreements ranged from $81.83 to $94.63, with an average initial forward sale price of $91.23. Each initial forward sale price is subject to adjustment based on a floating interest rate factor equal to the overnight bank funding rate less a spread of 75 basis points, and will be subject to decrease on certain dates specified in the forward sale agreements by specified amounts related to expected dividends on shares of the common stock during the term of the forward sale agreements. If the overnight bank funding rate is less than the spread on any day, the interest rate factor will result in a reduction of the forward sale price. The forward sale agreements will be physically settled unless Ameren elects to settle in cash or to net share settle. At June 30, 2023, Ameren could have settled the forward sale agreements with physical delivery of 4.3 million shares of common stock to the respective counterparties in exchange for cash of $389 million. Alternatively, the forward sale agreements could have also been settled at June 30, 2023, with the counterparties delivering approximately $41 million of cash or approximately 0.5 million shares of common stock to Ameren. In connection with the forward sale agreements outstanding at June 30, 2023, the various counterparties, or their affiliates, borrowed from third parties and sold 4.3 million shares of common stock. The gross sales price of these shares totaled $392 million. In connection with sales in the three months ended June 30, 2023, the counterparties were deemed to have received commissions of less than $1 million. Ameren has not received any proceeds from such sales of borrowed shares. The forward sale agreements have been classified as equity transactions.

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
Ameren Illinois
In May 2023, Ameren Illinois issued $500 million of 4.95% first mortgage bonds due June 2033, with interest payable semiannually on June 1 and December 1 of each year, beginning December 1, 2023. Ameren Illinois received net proceeds of $495 million, which were used to repay $100 million principal amount of its 0.375% first mortgage bonds that matured in June 2023 and short-term debt.
Indenture Provisions and Other Covenants
See Note 5 – Long-term Debt and Equity Financings under Part II, Item 8, in the Form 10-K for a description of our indenture provisions and other covenants, as well as restrictions on the payment of dividends. At June 30, 2023, the Ameren Companies were in compliance with the provisions and covenants contained in their indentures and articles of incorporation, as applicable, and ATXI was in compliance with the provisions and covenants contained in its note purchase agreements.
Off-balance-sheet Arrangements
At June 30, 2023, none of the Ameren Companies had any material off-balance-sheet financing arrangements, other than Ameren’s investment in variable interest entities and the multiple forward sale agreements under the ATM program relating to common stock. See Note 1 – Summary of Significant Accounting Policies for further detail concerning variable interest entities.

NOTE 5 – OTHER INCOME, NET
The following table presents the components of “Other Income, Net” in the Ameren Companies’ statements of income for the three and six months ended June 30, 2023 and 2022:

	Three Months		Six Months
	2023	2022	2023	2022
Ameren:
Allowance for equity funds used during construction	$14	$11	$23	$19
Interest income on industrial development revenue bonds	—	6	1	12
Non-service cost components of net periodic benefit income(a)	63	47	127	93
Miscellaneous income	11	5	20	9
Earnings related to equity method investments	—	1	2	4
Donations	(2)	(2)	(4)	(4)
Miscellaneous expense	(4)	(6)	(9)	(11)
Total Other Income, Net	$82	$62	$160	$122
Ameren Missouri:
Allowance for equity funds used during construction	$8	$6	$12	$10
Interest income on industrial development revenue bonds	—	6	1	12
Non-service cost components of net periodic benefit income(a)	14	14	28	28
Miscellaneous income	3	1	7	3
Donations	(1)	(1)	(2)	(2)
Miscellaneous expense	(2)	(2)	(5)	(4)
Total Other Income, Net	$22	$24	$41	$47
Ameren Illinois:
Allowance for equity funds used during construction	$6	$5	$10	$9
Non-service cost components of net periodic benefit income	31	21	62	42
Miscellaneous income	7	3	12	5
Donations	(1)	(1)	(2)	(2)
Miscellaneous expense	(2)	(3)	(4)	(5)
Total Other Income, Net	$41	$25	$78	$49
(a)For the three and six months ended June 30, 2023 the non-service cost components of net periodic benefit income were adjusted by amounts deferred of $17 million and $34 million, respectively, due to a regulatory tracking mechanism for the difference between the level of such costs incurred by Ameren Missouri under GAAP and the level of such costs included in rates. The deferral was $5 million and $11 million, respectively, for the three and six months ended June 30, 2022. See Note 11 – Retirement Benefits for additional information.
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

If we determine that a contract meets the definition of a derivative and is not eligible for the NPNS exception, we review the contract to determine whether the resulting gains or losses qualify for regulatory deferral. Derivative contracts that qualify for regulatory deferral are recorded at fair value, with changes in fair value recorded as regulatory assets or liabilities in the period in which the change occurs. We believe derivative losses and gains deferred as regulatory assets and liabilities are probable of recovery, or refund, through future rates charged to customers. Regulatory assets and liabilities are amortized to operating income as related losses and gains are reflected in rates charged to customers. Therefore, gains and losses on these derivatives have no effect on operating income. As of June 30, 2023, and December 31, 2022, all contracts that met the definition of a derivative and were not eligible for the NPNS exception received regulatory deferral. Cash flows for all derivative financial instruments are classified in cash flows from operating activities.
The following table presents open gross commodity contract volumes by commodity type for derivative assets and liabilities as of June 30, 2023, and December 31, 2022. As of June 30, 2023, these contracts extended through October 2026, October 2029, May 2032 and March 2024 for fuel oils, natural gas, power and uranium, respectively.

	Quantity (in millions)
	June 30, 2023			December 31, 2022
Commodity	Ameren Missouri	Ameren Illinois	Ameren	Ameren Missouri	Ameren Illinois	Ameren
Fuel oils (in gallons)	18	—	18	18	—	18
Natural gas (in mmbtu)	57	218	275	48	157	205
Power (in MWhs)	1	5	6	1	6	7
Uranium (pounds in thousands)	186	—	186	514	—	514
The following table presents the carrying value and balance sheet location of all derivative commodity contracts, none of which were designated as hedging instruments, as of June 30, 2023, and December 31, 2022:

		June 30, 2023			December 31, 2022
	Balance Sheet Location	Ameren Missouri	Ameren Illinois	Ameren	Ameren Missouri	Ameren Illinois	Ameren
Fuel oils	Other current assets	$5	$—	$5	$13	$—	$13
	Other assets	1	—	1	3	—	3
Natural gas	Other current assets	2	8	10	7	23	30
	Other assets	5	5	10	9	11	20
Power	Other current assets	15	—	15	14	2	16
	Other assets	—	—	—	—	4	4
Uranium	Other current assets	2	—	2	2	—	2
	Other assets	—	—	—	1	—	1
	Total assets	$30	$13	$43	$49	$40	$89
Fuel oils	Other current liabilities	$1	$—	$1	$—	$—	$—
	Other deferred credits and liabilities	1	—	1	—	—	—
Natural gas	Other current liabilities	8	27	35	7	20	27
	Other deferred credits and liabilities	8	19	27	2	9	11
Power	Other current liabilities	13	10	23	59	2	61
	Other deferred credits and liabilities	—	58	58	—	37	37
	Total liabilities	$31	$114	$145	$68	$68	$136
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

The following table provides the recognized gross derivative balances and the net amounts of those derivatives subject to an enforceable master netting arrangement or similar agreement as of June 30, 2023, and December 31, 2022:

		Gross Amounts Not Offset in the Balance Sheet
Commodity Contracts Eligible to be Offset	Gross Amounts Recognized in the Balance Sheet	Derivative Instruments	Cash Collateral Received/Posted(a)	Net Amount
June 30, 2023
Assets:
Ameren Missouri	$30	$9	$—	$21
Ameren Illinois	13	9	—	4
Ameren	$43	$18	$—	$25
Liabilities:
Ameren Missouri	$31	$9	$12	$10
Ameren Illinois	114	9	—	105
Ameren	$145	$18	$12	$115
December 31, 2022
Assets:
Ameren Missouri	$49	$9	$—	$40
Ameren Illinois	40	20	—	20
Ameren	$89	$29	$—	$60
Liabilities:
Ameren Missouri	$68	$9	$56	$3
Ameren Illinois	68	20	—	48
Ameren	$136	$29	$56	$51
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
Credit Risk
In determining our concentrations of credit risk related to derivative instruments, we review our individual counterparties and categorize each counterparty into groupings according to the primary business in which each engages. As of June 30, 2023, if counterparty groups were to fail completely to perform on contracts, the Ameren Companies’ maximum exposure related to derivative assets, predominantly from financial institutions, would have been immaterial with or without consideration of the application of master netting arrangements or similar agreements and collateral held.
Certain of our derivative instruments contain collateral provisions tied to the Ameren Companies’ credit ratings. If our credit ratings were downgraded below investment grade, or if a counterparty with reasonable grounds for uncertainty regarding our ability to satisfy an obligation requested adequate assurance of performance, additional collateral postings might be required. The additional collateral required is the net liability position allowed under master netting arrangements or similar agreements, assuming (1) the credit risk-related contingent features underlying these arrangements were triggered and (2) those counterparties with rights to do so requested collateral. The following table presents, as of June 30, 2023, the aggregate fair value of all derivative instruments with credit risk-related contingent features in a gross liability position, the cash collateral posted, and the aggregate amount of additional collateral that counterparties could require:

	Aggregate Fair Value of Derivative Liabilities(a)	Cash Collateral Posted	Potential Aggregate Amount of Additional Collateral Required(b)
Ameren Missouri	$19	$—	$10
Ameren Illinois	46	—	37
Ameren	$65	$—	$47
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

We consider nonperformance risk in our valuation of derivative instruments by analyzing our own credit standing and the credit standing of our counterparties, and by considering any credit enhancements (e.g., collateral). Included in our valuation, and based on current market conditions, is a valuation adjustment for counterparty default derived from market data such as the price of credit default swaps, bond yields, and credit ratings. No material gains or losses related to valuation adjustments for counterparty default risk were recorded at Ameren, Ameren Missouri, or Ameren Illinois in the three and six months ended June 30, 2023 or 2022. At June 30, 2023, and December 31, 2022, the counterparty default risk valuation adjustment related to derivative contracts was immaterial for Ameren, Ameren Missouri, and Ameren Illinois.
The following table sets forth, by level within the fair value hierarchy, our assets and liabilities measured at fair value on a recurring basis as of June 30, 2023, and December 31, 2022:

	June 30, 2023					December 31, 2022
	Level 1	Level 2	Level 3	Total		Level 1	Level 2	Level 3	Total
Assets:
Ameren Missouri
Derivative assets – commodity contracts:
Fuel oils	$6	$—	$—	$6		$16	$—	$—	$16
Natural gas	—	7	—	7		1	15	—	16
Power	—	—	15	15		—	—	14	14
Uranium	—	—	2	2		—	—	3	3
Total derivative assets – commodity contracts	$6	$7	$17	$30		$17	$15	$17	$49
Nuclear decommissioning trust fund:
Equity securities:
U.S. large capitalization	$727	$—	$—	$727		$618	$—	$—	$618
Debt securities:
U.S. Treasury and agency securities	—	147	—	147		—	137	—	137
Corporate bonds	—	126	—	126		—	122	—	122
Other	—	69	—	69		—	70	—	70
Total nuclear decommissioning trust fund	$727	$342	$—	$1,069	(a)	$618	$329	$—	$947	(a)
Total Ameren Missouri	$733	$349	$17	$1,099		$635	$344	$17	$996
Ameren Illinois
Derivative assets – commodity contracts:
Natural gas	$—	$9	$4	$13		$1	$28	$5	$34
Power	—	—	—	—		—	—	6	6
Total Ameren Illinois	$—	$9	$4	$13		$1	$28	$11	$40
Ameren
Derivative assets – commodity contracts(b)	$6	$16	$21	$43		$18	$43	$28	$89
Nuclear decommissioning trust fund(c)	727	342	—	1,069	(a)	618	329	—	947	(a)
Total Ameren	$733	$358	$21	$1,112		$636	$372	$28	$1,036
Liabilities:
Ameren Missouri
Derivative liabilities – commodity contracts:
Fuel oils	$2	$—	$—	$2		$—	$—	$—	$—
Natural gas	—	13	3	16		—	6	3	9
Power	12	—	1	13		57	—	2	59
Total Ameren Missouri	$14	$13	$4	$31		$57	$6	$5	$68
Ameren Illinois
Derivative liabilities – commodity contracts:
Natural gas	$1	$38	$7	$46		$—	$19	$10	$29
Power	—	—	68	68		—	—	39	39
Total Ameren Illinois	$1	$38	$75	$114		$—	$19	$49	$68
Ameren
Derivative liabilities – commodity contracts(b)	$15	$51	$79	$145		$57	$25	$54	$136
(a)Balance excludes $6 million and $11 million of cash and cash equivalents, receivables, payables, and accrued income, net, for June 30, 2023, and December 31, 2022, respectively.
(b)See the Ameren Missouri and Ameren Illinois sections of the table for a breakout of the fair value of Ameren’s derivative assets and liabilities by type of commodity.
(c)See the Ameren Missouri section of the table for a breakout of the fair value of Ameren’s nuclear decommissioning trust fund by investment type.

Level 3 fuel oils, natural gas, and uranium derivative contract assets and liabilities measured at fair value on a recurring basis were immaterial for all periods presented. The following table presents the fair value reconciliation of Level 3 power derivative contract assets and liabilities measured at fair value on a recurring basis for the three and six months ended June 30, 2023 and 2022:

	2023			2022
	Ameren Missouri	Ameren Illinois	Ameren	Ameren Missouri	Ameren Illinois	Ameren
For the three months ended June 30:
Beginning balance at April 1	$5	$(52)	$(47)	$(53)	$(74)	$(127)
Realized and unrealized gains/(losses) included in regulatory assets/liabilities	14	(20)	(6)	(5)	32	27
Settlements	(5)	4	(1)	22	(2)	20
Ending balance at June 30	$14	$(68)	$(54)	$(36)	$(44)	$(80)
Change in unrealized gains/(losses) related to assets/liabilities held at June 30	$14	$(20)	$(6)	$2	$30	$32
For the six months ended June 30:
Beginning balance at January 1	$12	$(33)	$(21)	$(15)	$(117)	$(132)
Realized and unrealized gains/(losses) included in regulatory assets/liabilities	8	(41)	(33)	(45)	74	29
Settlements	(6)	6	—	24	(1)	23
Ending balance at June 30	$14	$(68)	$(54)	$(36)	$(44)	$(80)
Change in unrealized gains/(losses) related to assets/liabilities held at June 30	$14	$(35)	$(21)	$(36)	$72	$36
All gains or losses related to our Level 3 derivative commodity contracts are expected to be recovered or returned through customer rates; therefore, there is no impact to either net income or other comprehensive income resulting from changes in the fair value of these instruments.
The following table describes the valuation techniques and significant unobservable inputs utilized for the fair value of our Level 3 power derivative contract assets and liabilities as of June 30, 2023, and December 31, 2022:

		Fair Value					Weighted Average(b)
	Commodity	Assets	Liabilities	Valuation Technique(s)	Unobservable Input(a)	Range
2023	Power(c)	$15	$(69)	Discounted cash flow	Average forward peak and off-peak pricing – forwards/swaps ($/MWh)	32 – 67	43
					Nodal basis ($/MWh)	(9) – (1)	(5)
2022	Power(d)	$20	$(41)	Discounted cash flow	Average forward peak and off-peak pricing – forwards/swaps ($/MWh)	38 – 89	51
					Nodal basis ($/MWh)	(10) – (1)	(4)
					Trend rate (%)	0 – 1	0
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

The following table sets forth the carrying amount and, by level within the fair value hierarchy, the fair value of financial assets and liabilities disclosed, but not recorded, at fair value as of June 30, 2023, and December 31, 2022:

	Carrying Amount		Fair Value
			Level 1	Level 2	Level 3		Total
	June 30, 2023
Ameren:
Cash, cash equivalents, and restricted cash	$246		$246	$—	$—		$246
Short-term debt	1,329		—	1,329	—		1,329
Long-term debt (including current portion)	14,678	(a)	—	12,745	453	(b)	13,198
Ameren Missouri:
Cash, cash equivalents, and restricted cash	$8		$8	$—	$—		$8
Short-term debt	373		—	373	—		373
Long-term debt (including current portion)	6,341	(a)	—	5,688	—		5,688
Ameren Illinois:
Cash, cash equivalents, and restricted cash	$229		$229	$—	$—		$229
Short-term debt	117		—	117	—		117
Long-term debt (including current portion)	5,232	(a)	—	4,735	—		4,735
	December 31, 2022
Ameren:
Cash, cash equivalents, and restricted cash	$216		$216	$—	$—		$216
Investment in industrial development revenue bonds(c)	240		—	240	—		240
Short-term debt	1,070		—	1,070	—		1,070
Long-term debt (including current portion)(c)	14,025	(a)	—	11,989	464	(b)	12,453
Ameren Missouri:
Cash, cash equivalents, and restricted cash	$13		$13	$—	$—		$13
Investment in industrial development revenue bonds(c)	240		—	240	—		240
Short-term debt	329		—	329	—		329
Long-term debt (including current portion)(c)	6,086	(a)	—	5,365	—		5,365
Ameren Illinois:
Cash, cash equivalents, and restricted cash	$191		$191	$—	$—		$191
Short-term debt	264		—	264	—		264
Long-term debt (including current portion)	4,835	(a)	—	4,320	—		4,320
(a)Included unamortized debt issuance costs, which were excluded from the fair value measurement, of $105 million, $45 million, and $47 million for Ameren, Ameren Missouri, and Ameren Illinois, respectively, as of June 30, 2023. Included unamortized debt issuance costs, which were excluded from the fair value measurement, of $99 million, $41 million, and $44 million for Ameren, Ameren Missouri, and Ameren Illinois, respectively, as of December 31, 2022.
(b)The Level 3 fair value amount consists of ATXI’s senior unsecured notes.
(c)Ameren and Ameren Missouri had an investment in industrial development revenue bonds, classified as held-to-maturity, that were equal to the finance obligation for the Audrain CT energy center. As of December 31, 2022, the carrying amount of the investment in industrial development revenue bonds and the finance obligation approximated fair value.
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
Support Services Agreements
Ameren Missouri and Ameren Illinois had long-term receivables included in “Other assets” from Ameren Services of $33 million and $35 million, respectively, as of June 30, 2023, and $41 million and $43 million, respectively, as of December 31, 2022, related to Ameren Services’ allocated portion of Ameren’s pension and postretirement benefit plans.
Tax Allocation Agreement
See Note 1 – Summary of Significant Accounting Policies under Part II, Item 8, of the Form 10-K for a discussion of the tax allocation agreement. The following table presents the affiliate balances related to income taxes for Ameren Missouri and Ameren Illinois as of June 30, 2023, and December 31, 2022:

	June 30, 2023		December 31, 2022
	Ameren Missouri	Ameren Illinois	Ameren Missouri	Ameren Illinois
Income taxes payable to parent(a)	$—	$28	$—	$50
Income taxes receivable from parent(b)	38	—	39	—
(a)Included in “Accounts payable – affiliates” on the balance sheet.
(b)Included in “Accounts receivable – affiliates” on the balance sheet.
Effects of Related-party Transactions on the Statement of Income
The following table presents the impact on Ameren Missouri and Ameren Illinois of related-party transactions for the three and six months ended June 30, 2023 and 2022:

				Three Months				Six Months
Agreement	Income Statement Line Item			Ameren Missouri		Ameren Illinois		Ameren Missouri		Ameren Illinois
Ameren Missouri power supply	Operating Revenues	2023	$	(b)	$	(a)	$	(b)	$	(a)
agreements with Ameren Illinois		2022		1		(a)		5		(a)
Ameren Missouri and Ameren Illinois	Operating Revenues	2023		$8	$	(b)		$18	$	(b)
rent and facility services		2022		6		(b)		12		(b)
Ameren Missouri and Ameren Illinois miscellaneous	Operating Revenues	2023	$	(b)	$	(b)	$	(b)	$	(b)
support services		2022		(b)		(b)		(b)		1
Total Operating Revenues		2023		$8	$	(b)		$18	$	(b)
		2022		7		(b)		17		1
Ameren Illinois power supply	Purchased Power	2023	$	(a)	$	(b)	$	(a)	$	(b)
agreements with Ameren Missouri		2022		(a)		1		(a)		5
Ameren Missouri and Ameren Illinois	Purchased Power	2023		$1	$	(b)		$1	$	(b)
transmission services from ATXI		2022		(b)		(b)		(b)		(b)
Total Purchased Power		2023		$1	$	(b)		$1	$	(b)
		2022		(b)		1		(b)		5
Ameren Missouri and Ameren Illinois	Other Operations and Maintenance	2023	$	(b)	$	(b)	$	(b)		$2
rent and facility services		2022		(b)		(b)		(b)		1
Ameren Services support services	Other Operations and Maintenance	2023		$35		$33		$70		$68
agreement		2022		33		32		71		67
Total Other Operations and		2023		$35		$33		$70		$70
Maintenance		2022		33		32		71		68
Money pool borrowings (advances)	(Interest Charges)/Other Income, Net	2023	$	(b)	$	(b)	$	(b)	$	(b)
		2022		(b)		(b)		(b)		(b)
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
Environmental Matters
Our electric generation, transmission, and distribution and natural gas distribution and storage operations must comply with a variety of statutes and regulations relating to the protection of the environment and human health and safety including permitting programs implemented by federal, state, and local authorities. Such environmental laws address air emissions; discharges to water bodies; the storage, handling and disposal of hazardous substances and waste materials; siting and land use requirements; and potential ecological impacts. Complex and lengthy processes are required to obtain and renew approvals, permits, and licenses for new, existing, or modified energy-

related facilities. Additionally, the use and handling of various chemicals or hazardous materials require release prevention plans and emergency response procedures. We employ dedicated personnel knowledgeable in environmental matters to oversee our business activities’ compliance with requirements of environmental laws.
Environmental regulations have a significant impact on the electric utility industry and compliance with these regulations could be costly for Ameren Missouri, which operates coal-fired power plants. Regulations under the Clean Air Act that apply to the electric utility industry include the NSPS, the CSAPR, the MATS, and the National Ambient Air Quality Standards, which are subject to periodic review for certain pollutants. Collectively, these regulations cover a variety of pollutants, such as SO2, particulate matter, NOx, mercury, toxic metals and acid gases, and CO2 emissions. Regulations implementing the Clean Water Act govern both intake and discharges of water, as well as evaluation of the ecological and biological impact of our operations, and could require modifications to water intake structures or more stringent limitations on wastewater discharges. Depending upon the scope of modifications ultimately required by state regulators, capital expenditures associated with these modifications could be significant. The management and disposal of coal ash is regulated under the Resource Conservation and Recovery Act and the CCR Rule, which require the closure of surface impoundments at Ameren Missouri’s coal-fired energy centers. The individual or combined effects of compliance with existing and new environmental regulations could result in significant capital expenditures, increased operating costs, or the closure or alteration of operations at some of Ameren Missouri’s energy centers. Ameren and Ameren Missouri expect that such compliance costs would be recoverable through rates, subject to MoPSC prudence review, but the timing of costs and their recovery could be subject to regulatory lag.
Additionally, Ameren Missouri’s wind generation facilities may be subject to operating restrictions to limit the impact on protected species. From April through October, since 2021, Ameren Missouri’s High Prairie Renewable Energy Center curtailed nighttime operations to limit impacts on protected species. Seasonal nighttime curtailment began again in April 2023 as the critical biological season resumed, but the extent and duration of the curtailment is unknown at this time as assessment of mitigation technologies is ongoing. Ameren Missouri does not anticipate these operating curtailments to have a material impact on its results of operations, financial position, or liquidity.
Ameren and Ameren Missouri estimate that they will need to make capital expenditures of $90 million to $120 million from 2023 through 2027 in order to comply with existing environmental regulations. Additional capital expenditures for environmental controls beyond 2027 could be required. This estimate of capital expenditures includes surface impoundment closure and corrective action measures required by the CCR Rule and potential modifications to cooling water intake structures at existing power plants under Clean Water Act rules, all of which are discussed below. In addition to planned retirements of coal-fired energy centers as set forth in the 2022 Change to the 2020 IRP filed with the MoPSC in June 2022 and as noted in the NSR and Clean Air Act litigation discussed below and Illinois emissions standards discussed in Note 14 – Commitments and Contingencies under Part II, Item 8, of the Form 10-K, Ameren Missouri’s current plan for compliance with existing air emission regulations includes burning low-sulfur coal and installing new or optimizing existing air pollution control equipment. The actual amount of capital expenditures required to comply with existing environmental regulations may vary substantially from the above estimates because of uncertainty as to future permitting requirements by state regulators and the EPA, revisions to regulatory obligations, and varying cost of potential compliance strategies, among other things.
The following sections describe the more significant environmental laws and rules and environmental enforcement and remediation matters that affect or could affect our operations. The EPA periodically amends and revises its regulations and proposes amendments to regulations and guidelines, which could ultimately result in the revision of all or part of such rules.
Clean Air Act
Federal and state laws, including the CSAPR, regulate emissions of SO2 and NOx through the reduction of emissions at their source and the use and retirement of emission allowances. In April 2022, the EPA proposed plans for additional NOx emission reductions from power plants in Missouri, Illinois, and other states through revisions to the CSAPR. In January 2023, the EPA issued its final disapproval of Missouri’s proposed state implementation plan for addressing the transport of ozone under the Good Neighbor Plan of the Clean Air Act. The disapproval of the state plan allows the EPA to implement revisions to the CSAPR through a federal implementation plan. In March 2023, the EPA announced federal implementation plan requirements, which were subsequently published to the Federal Register in June 2023, reducing the amount of NOx allowances available for state budgets and imposing NOx emission limits on electric generating units for Missouri, Illinois, and other states under the Good Neighbor Plan of the Clean Air Act. In April 2023, the Missouri Attorney General and Ameren Missouri separately filed lawsuits in the United States Court of Appeals for the Eighth Circuit challenging the EPA’s disapproval of the Missouri state plan and sought a stay of the EPA’s disapproval of the Missouri state plan. The United States Court of Appeals for the Eighth Circuit in May 2023 granted those stay motions thereby preventing the EPA from imposing the federal implementation plan until the court of appeals issues a ruling, which is expected in 2024. Ameren Missouri has complied with the current CSAPR requirements by minimizing emissions through the use of low-sulfur coal, operation of two scrubbers at its Sioux Energy Center, and optimization of other existing NOx air pollution control equipment. Restrictions on the use of state budget NOx allowances for compliance with NOx emission limits could result in additional controls being required on Ameren Missouri’s generating units and/or the reduction of operations. Any additional costs for compliance are expected to be recovered from customers, subject to MoPSC prudence review, through the FAC or higher base rates.

CO2 Emissions Standards
In June 2022, the United States Supreme Court issued its decision in West Virginia v. EPA, clarifying that there are limits on how the EPA may regulate greenhouse gases absent further direction from the United States Congress. The court concluded that the EPA’s proposed rules were designed to shift generation from fossil-fuel-fired power plants to renewable energy facilities, which was improper absent specific congressional authorization. In May 2023, the EPA issued a proposed rule that would set CO2 emission standards for new and existing fossil-fuel-fired power plants based on the adoption of carbon capture technology, natural gas co-firing, and co-firing hydrogen fuel to reduce emissions. If the proposed rule were adopted, the affected fossil-fuel-fired power plants would be required to comply with the rule through a phased-in approach or retire. Capacity restrictions for coal-fired units could apply as early as 2030. Larger natural gas-fired power plants would be required to co-fire with hydrogen by 2032, with additional requirements by 2038. The EPA expects to issue a final rule in 2024. Legal challenges to the final rule, if adopted, are expected. Ameren Missouri cannot predict the results of any such challenges. Ameren Missouri is currently reviewing the proposed rule and cannot predict the impact of any such regulations on the results of operations, financial position, and liquidity of Ameren or Ameren Missouri.
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
Based on its assessment of available legal, operational, and regulatory alternatives, Ameren Missouri filed a motion in December 2021, with the district court to modify the remedy order to allow the retirement of the Rush Island Energy Center in advance of its previously expected useful life in lieu of installing a flue gas desulfurization system. The March 30, 2024 compliance date contained in the district court’s September 2019 remedy order remains in effect unless extended by the district court. In 2022, in response to an Ameren Missouri request for a final, binding reliability assessment, the MISO designated the Rush Island Energy Center as a system support resource and concluded that certain mitigation measures, including transmission upgrades, should occur before the energy center is retired. The Rush Island Energy Center began operating as a system support resource on September 1, 2022. In 2023, the MISO extended the system support resource designation for the Rush Island Energy Center through August 2024, and in July 2023, an agreement between Ameren Missouri and the MISO was filed with the FERC for approval that details the manner of continued operation for the Rush Island Energy Center that results in operating during peak demand times and emergencies. The system support resource designation and the related agreement are subject to annual renewal and revision. The FERC is under no deadline to issue an order. The transmission upgrade projects have been approved by the MISO, and construction activities necessary to complete the upgrades are underway. Ameren Missouri expects to complete the last of the upgrades by mid-2025. In August 2023, Ameren Missouri requested the district court to extend the March 30, 2024 compliance date to October 15, 2024, at which point Ameren Missouri proposes to retire the Rush Island Energy Center. In addition, in October 2022, the FERC established hearing and settlement procedures in response to an August 2022 request from Ameren Missouri for recovery of non-energy costs under the related MISO tariff. In May 2023, a settlement agreement between Ameren Missouri and certain intervenors in the non-energy costs proceeding at the FERC, which provides for recovery of substantially all of Ameren Missouri’s requested non-energy costs through August 2023, was filed with the FERC for approval. The FERC is under no deadline to issue an order. Revenues and costs under the MISO tariff are included in the FAC. The district court has the authority to determine the retirement date and operating parameters for the Rush Island Energy Center and is not bound by the MISO determination of the Rush Island Energy Center as a system support resource or the FERC’s approval. The district court is under no deadline to issue a ruling modifying the remedy order. Related to this matter, in February 2022, the MoPSC issued an order directing the MoPSC staff to review the planned accelerated retirement of the Rush Island Energy Center. See Note 2 – Rate and Regulatory Matters for additional information.
In connection with the planned accelerated retirement of the Rush Island Energy Center, Ameren Missouri expects to seek approval from the MoPSC to finance the costs associated with the retirement, including the remaining unrecovered net plant balance associated with the facility, through the issuance of securitized utility tariff bonds pursuant to Missouri’s securitization statute. As of June 30, 2023, the Rush Island Energy Center had a net plant balance of approximately $550 million included in plant to be abandoned, net, within “Property, Plant, and Equipment, Net” and a rate base of approximately $0.5 billion. See Note 1 – Summary of Significant Accounting Policies under Part II, Item 8, of the Form 10-K for additional information regarding plant to be abandoned, net.
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
CCR Management
The EPA’s CCR Rule establishes requirements for the management and disposal of CCR from coal-fired power plants and has resulted in the closure of surface impoundments at Ameren Missouri’s energy centers. Ameren Missouri plans to substantially complete the closures of the remaining surface impoundments at its Sioux Energy Center and retired Meramec Energy Center as required by the CCR Rule by the end of 2024. Ameren Missouri’s CCR management compliance plan includes installation of groundwater monitoring equipment and groundwater treatment facilities. Ameren and Ameren Missouri have AROs of $45 million recorded on their respective balance sheets as of June 30, 2023, associated with CCR storage facilities.
Remediation
The Ameren Companies are involved in a number of remediation actions to clean up sites impacted by the use or disposal of materials containing hazardous substances. Federal and state laws can require responsible parties to fund remediation regardless of their degree of fault, the legality of original disposal, or the ownership of a disposal site.
As of June 30, 2023, Ameren Illinois has remediated the majority of the 44 former MGP sites in Illinois and could substantially conclude remediation efforts at the remaining sites in 2023. The ICC allows Ameren Illinois to recover such remediation and related litigation costs from its electric and natural gas utility customers through environmental cost riders that are subject to annual prudence reviews by the ICC. As of June 30, 2023, Ameren Illinois estimated the remaining obligation related to these former MGP sites at $61 million to $112 million. Ameren and Ameren Illinois recorded a liability of $61 million to represent the estimated minimum obligation for these sites, as no other amount within the range was a better estimate. About half of the remaining liability recorded relates to remediation activities that are expected to be completed after 2023.
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
Insurance
The following table presents insurance coverage at Ameren Missouri’s Callaway Energy Center at June 30, 2023:

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

NOTE 11 – RETIREMENT BENEFITS
The following table presents the components of the net periodic benefit cost (income) incurred for Ameren’s pension and postretirement benefit plans for the three and six months ended June 30, 2023 and 2022:

	Pension Benefits				Postretirement Benefits
	Three Months		Six Months		Three Months		Six Months
	2023	2022	2023	2022	2023	2022	2023	2022
Service cost(a)	$23	$31	$46	$64	$3	$5	$6	$10
Non-service cost components:
Interest cost	56	41	111	81	12	9	23	17
Expected return on plan assets(b)	(84)	(80)	(167)	(160)	(23)	(22)	(46)	(43)
Amortization of(b):
Prior service benefit	—	—	—	—	(1)	(1)	(2)	(2)
Actuarial loss (gain)	(28)	6	(57)	12	(12)	(5)	(23)	(9)
Total non-service cost components(c)	$(56)	$(33)	$(113)	$(67)	$(24)	$(19)	$(48)	$(37)
Net periodic benefit income(d)	$(33)	$(2)	$(67)	$(3)	$(21)	$(14)	$(42)	$(27)
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
Ameren Missouri and Ameren Illinois are responsible for their respective share of Ameren’s pension and other postretirement costs. The following table presents the respective share of net periodic pension and other postretirement benefit costs (income) incurred for the three and six months ended June 30, 2023 and 2022:

	Pension Benefits				Postretirement Benefits
	Three Months		Six Months		Three Months		Six Months
	2023	2022	2023	2022	2023	2022	2023	2022
Ameren Missouri(a)	$(17)	$(1)	$(35)	$(2)	$(7)	$(4)	$(15)	$(7)
Ameren Illinois	(13)	—	(27)	1	(14)	(10)	(27)	(20)
Other	(3)	(1)	(5)	(2)	—	—	—	—
Ameren(a)	$(33)	$(2)	$(67)	$(3)	$(21)	$(14)	$(42)	$(27)
(a)Does not include the impact of the tracker for the difference between the level of pension and postretirement benefit costs (income) incurred by Ameren Missouri under GAAP and the level of such costs included in rates.

NOTE 12 – INCOME TAXES
The following table presents a reconciliation of the federal statutory corporate income tax rate to the effective income tax rate for the three and six months ended June 30, 2023 and 2022:

	Ameren		Ameren Missouri		Ameren Illinois
	2023	2022	2023	2022	2023	2022
Three Months
Federal statutory corporate income tax rate	21%	21%	21%	21%	21%	21%
Increases (decreases) from:
Amortization of deferred investment tax credit	—	—	—	(1)	—	—
Amortization of excess deferred taxes(a)	(7)	(8)	(15)	(15)	(2)	(2)
Depreciation differences	—	—	—	—	(1)	(1)
Other	—	1	—	—	—	—
Renewable and other tax credits(b)	(5)	(4)	(10)	(10)	—	—
State tax	5	5	3	3	7	7
Effective income tax rate	14%	15%	(1)%	(2)%	25%	25%
Six Months
Federal statutory corporate income tax rate	21%	21%	21%	21%	21%	21%
Increases (decreases) from:
Amortization of deferred investment tax credit	—	—	—	(1)	—	—
Amortization of excess deferred taxes(a)	(8)	(8)	(15)	(16)	(2)	(2)
Depreciation differences	—	—	—	—	(1)	—
Renewable and other tax credits(b)	(4)	(5)	(10)	(10)	—	—
State tax	5	5	3	3	7	7
Other permanent items	(1)	—	—	—	—	—
Effective income tax rate	13%	13%	(1)%	(3)%	25%	26%
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
NOTE 13 – SUPPLEMENTAL INFORMATION
Cash, Cash Equivalents, and Restricted Cash
The following table provides a reconciliation of cash, cash equivalents, and restricted cash reported within the balance sheets and the statements of cash flows at June 30, 2023, and December 31, 2022:

	June 30, 2023			December 31, 2022
	Ameren	Ameren Missouri	Ameren Illinois	Ameren	Ameren Missouri	Ameren Illinois
“Cash and cash equivalents”	$7	$—	$—	$10	$—	$—
Restricted cash included in “Other current assets”	13	5	6	13	5	6
Restricted cash included in “Other assets”	223	—	223	185	—	185
Restricted cash included in “Nuclear decommissioning trust fund”	3	3	—	8	8	—
Total cash, cash equivalents, and restricted cash	$246	$8	$229	$216	$13	$191
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
Accounts Receivable
“Accounts receivable – trade” on Ameren’s and Ameren Illinois’ balance sheets include certain receivables purchased at a discount from alternative retail electric suppliers that elect to participate in the utility consolidated billing program. At June 30, 2023, and December 31, 2022, “Other current liabilities” on Ameren’s and Ameren Illinois’ balance sheets included payables for purchased receivables of $37 million and $31 million, respectively.

The following table provides a reconciliation of the beginning and ending amount of the allowance for doubtful accounts for the three and six months ended June 30, 2023 and 2022:

	Three Months		Six Months
	2023	2022	2023	2022
Ameren:
Beginning of period	$34	$28	$31	$29
Bad debt expense	13	6	23	9
Charged to other accounts(a)	1	1	1	2
Net write-offs	(9)	(5)	(16)	(10)
End of period	$39	$30	$39	$30
Ameren Missouri:
Beginning of period	$12	$11	$13	$13
Bad debt expense	2	2	4	3
Net write-offs	(2)	(1)	(5)	(4)
End of period	$12	$12	$12	$12
Ameren Illinois:(b)
Beginning of period	$22	$17	$18	$16
Bad debt expense	11	4	19	6
Charged to other accounts(a)	1	1	1	2
Net write-offs	(7)	(4)	(11)	(6)
End of period	$27	$18	$27	$18
(a)Amounts associated with the allowance for doubtful accounts related to receivables purchased by Ameren Illinois from alternative retail electric suppliers, as required by the Illinois Public Utilities Act.
(b)Ameren Illinois has riders that allow it to recover the difference between its actual net bad debt write-offs under GAAP, including those associated with receivables purchased from alternative retail electric suppliers, and the amount of net bad debt write-offs included in its base rates. The table above does not include the impact related to the riders.
As of June 30, 2023, accounts receivable balances that were 30 days or greater past due or that were a part of a deferred payment arrangement represented 26%, 15%, and 35%, or $133 million, $28 million, and $106 million, of Ameren’s, Ameren Missouri’s, and Ameren Illinois’ customer trade receivables before allowance for doubtful accounts, respectively. In comparison, as of June 30, 2022, these percentages were 19%, 14%, and 24%, or $107 million, $29 million, and $78 million, for Ameren, Ameren Missouri, and Ameren Illinois, respectively.
Supplemental Cash Flow Information
The following table provides noncash financing and investing activity excluded from the statements of cash flows for the six months ended June 30, 2023 and 2022:

	June 30, 2023			June 30, 2022
	Ameren	Ameren Missouri	Ameren Illinois	Ameren	Ameren Missouri	Ameren Illinois
Investing:
Accrued capital expenditures	$325	$132	$173	$408	$204	$193
Net realized and unrealized gain/(loss) – nuclear decommissioning trust fund	105	105	—	(211)	(211)	—
Return of investment in industrial development revenue bonds(a)	240	240	—	—	—	—
Financing:
Issuance of common stock for stock-based compensation	$37	$—	$—	$31	$—	$—
Issuance of common stock under the DRPlus	7	—	—	8	—	—
Termination of a financing obligation(a)	240	240	—	—	—	—
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

Asset Retirement Obligations
The following table provides a reconciliation of the beginning and ending carrying amount of AROs for the six months ended June 30, 2023:

	Ameren Missouri		Ameren Illinois		Ameren
Balance at December 31, 2022	$782	(a)	$4	(b)	$786	(a)
Liabilities settled	(4)		—		(4)
Accretion	16	(c)	—		16	(c)
Balance at June 30, 2023	$794	(a)	$4	(b)	$798	(a)
(a)Balance included $23 million in “Other current liabilities” on the balance sheet as of both June 30, 2023, and December 31, 2022.
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
For the six months ended June 30, 2023 and 2022, excess tax benefits associated with the settlement of stock-based compensation awards reduced income tax expense by $6 million and $5 million, respectively.
Deferred Compensation
At June 30, 2023, and December 31, 2022, the present value of benefits to be paid for deferred compensation obligations was $85 million and $87 million, respectively, which was primarily reflected in “Other deferred credits and liabilities” on Ameren’s consolidated balance sheet.
Operating Revenues
As of June 30, 2023 and 2022, our remaining performance obligations for contracts with a term greater than one year were immaterial. The Ameren Companies elected not to disclose the aggregate amount of the transaction price allocated to the performance obligations that are unsatisfied as of the end of the reporting period for contracts with an initial expected term of one year or less.
See Note 14 – Segment Information for disaggregated revenue information.
Excise Taxes
Ameren Missouri and Ameren Illinois collect from their customers excise taxes, including municipal and state excise taxes and gross receipts taxes that are levied on the sale or distribution of natural gas and electricity. The following table presents the excise taxes recorded on a gross basis in “Operating Revenues – Electric,” “Operating Revenues – Natural gas” and “Operating Expenses – Taxes other than income taxes” on the statements of income for the three and six months ended June 30, 2023 and 2022:

	Three Months		Six Months
	2023	2022	2023	2022
Ameren Missouri	$39	$39	$73	$73
Ameren Illinois	26	28	63	73
Ameren	$65	$67	$136	$146

Earnings per Share
The following table reconciles the basic weighted-average number of common shares outstanding to the diluted weighted-average number of common shares outstanding for the three and six months ended June 30, 2023 and 2022:

	Three Months		Six Months
	2023	2022	2023	2022
Weighted-average Common Shares Outstanding – Basic	262.6	258.2	262.4	258.0
Assumed settlement of performance share units and restricted stock units	0.6	1.0	0.8	1.1
Dilutive effect of forward sale agreements	—	0.2	—	0.1
Weighted-average Common Shares Outstanding – Diluted(a)	263.2	259.4	263.2	259.2
(a)There was an immaterial number of anti-dilutive performance share units excluded from the earnings per diluted share calculations for the three and six months ended June 30, 2023 and 2022. The outstanding forward sale agreements as of June 30, 2023, were anti-dilutive for the three and six months ended June 30, 2023, and excluded from the earnings per diluted share calculation as calculated using the treasury stock method.
NOTE 14 – SEGMENT INFORMATION
The following tables present revenues, net income attributable to common shareholders, and capital expenditures by segment at Ameren and Ameren Illinois for the three and six months ended June 30, 2023 and 2022. Ameren, Ameren Missouri, and Ameren Illinois management review segment capital expenditure information rather than any individual or total asset amount. For additional information about our segments, see Note 16 – Segment Information under Part II, Item 8, of the Form 10-K.
Ameren

	Ameren Missouri	Ameren Illinois Electric Distribution	Ameren Illinois Natural Gas	Ameren Transmission		Other	Intersegment Eliminations	Ameren
Three Months 2023:
External revenues	$933	$540	$152	$135		$—	$—	$1,760
Intersegment revenues	8	—	—	26		—	(34)	—
Net income (loss) attributable to Ameren common shareholders	102	66	11	72	(a)	(14)	—	237
Capital expenditures	433	180	90	197		2	(11)	891
Three Months 2022:
External revenues	$912	$504	$184	$126		$—	$—	$1,726
Intersegment revenues	7	—	—	24		—	(31)	—
Net income (loss) attributable to Ameren common shareholders	100	51	6	63	(a)	(13)	—	207
Capital expenditures	392	143	69	160		1	(1)	764
Six Months 2023:
External revenues	$1,846	$1,164	$543	$269		$—	$—	$3,822
Intersegment revenues	18	—	—	55		—	(73)	—
Net income attributable to Ameren common shareholders	130	127	98	143	(a)	3	—	501
Capital expenditures	914	350	141	410		5	2	1,822
Six Months 2022:
External revenues	$1,720	$968	$665	$252		$—	$—	$3,605
Intersegment revenues	17	1	—	44		—	(62)	—
Net income attributable to Ameren common shareholders	150	100	86	121	(a)	2	—	459
Capital expenditures	806	281	118	332		3	(2)	1,538
(a)Ameren Transmission earnings reflect an allocation of financing costs from Ameren (parent).

Ameren Illinois

	Ameren Illinois Electric Distribution	Ameren Illinois Natural Gas	Ameren Illinois Transmission	Intersegment Eliminations	Ameren Illinois
Three Months 2023:
External revenues	$540	$152	$87	$—	$779
Intersegment revenues	—	—	26	(26)	—
Net income available to common shareholder	66	11	52	—	129
Capital expenditures	180	90	167	—	437
Three Months 2022:
External revenues	$504	$184	$81	$—	$769
Intersegment revenues	—	—	24	(24)	—
Net income available to common shareholder	51	6	46	—	103
Capital expenditures	143	69	145	—	357
Six Months 2023:
External revenues	$1,164	$543	$173	$—	$1,880
Intersegment revenues	—	—	54	(54)	—
Net income available to common shareholder	127	98	102	—	327
Capital expenditures	350	141	353	—	844
Six Months 2022:
External revenues	$969	$665	$159	$—	$1,793
Intersegment revenues	—	—	44	(44)	—
Net income available to common shareholder	100	86	86	—	272
Capital expenditures	281	118	300	—	699
The following tables present disaggregated revenues by segment at Ameren and Ameren Illinois for the three and six months ended June 30, 2023 and 2022. Economic factors affect the nature, timing, amount, and uncertainty of revenues and cash flows in a similar manner across customer classes. Revenues from alternative revenue programs have a similar distribution among customer classes as revenues from contracts with customers. Other revenues not associated with contracts with customers are presented in the Other customer classification, along with electric transmission, off-system sales, and capacity revenues.
Ameren

	Ameren Missouri	Ameren Illinois Electric Distribution		Ameren Illinois Natural Gas	Ameren Transmission	Intersegment Eliminations	Ameren
Three Months 2023:
Residential	$360	$337		$—	$—	$—	$697
Commercial	311	193		—	—	—	504
Industrial	75	48		—	—	—	123
Other	172	(38)	(a)	—	161	(34)	261
Total electric revenues	$918	$540		$—	$161	$(34)	$1,585
Residential	$13	$—		$98	$—	$—	$111
Commercial	6	—		25	—	—	31
Industrial	1	—		2	—	—	3
Other	3	—		27	—	—	30
Total natural gas revenues	$23	$—		$152	$—	$—	$175
Total revenues(b)	$941	$540		$152	$161	$(34)	$1,760

	Ameren Missouri	Ameren Illinois Electric Distribution		Ameren Illinois Natural Gas	Ameren Transmission	Intersegment Eliminations	Ameren
Three Months 2022:
Residential	$371	$284		$—	$—	$—	$655
Commercial	298	180		—	—	—	478
Industrial	73	53		—	—	—	126
Other	148	(13)	(a)	—	150	(31)	254
Total electric revenues	$890	$504		$—	$150	$(31)	$1,513
Residential	$16	$—		$117	$—	$—	$133
Commercial	8	—		30	—	—	38
Industrial	1	—		11	—	—	12
Other	4	—		26	—	—	30
Total natural gas revenues	$29	$—		$184	$—	$—	$213
Total revenues(b)	$919	$504		$184	$150	$(31)	$1,726
Six Months 2023:
Residential	$684	$719		$—	$—	$—	$1,403
Commercial	558	393		—	—	—	951
Industrial	136	96		—	—	—	232
Other	381	(44)	(a)	—	324	(72)	589
Total electric revenues	$1,759	$1,164		$—	$324	$(72)	$3,175
Residential	$65	$—		$394	$—	$—	$459
Commercial	29	—		102	—	—	131
Industrial	3	—		9	—	—	12
Other	8	—		38	—	(1)	45
Total natural gas revenues	$105	$—		$543	$—	$(1)	$647
Total revenues(b)	$1,864	$1,164		$543	$324	$(73)	$3,822
Six Months 2022:
Residential	$703	$547		$—	$—	$—	$1,250
Commercial	538	338		—	—	—	876
Industrial	130	98		—	—	—	228
Other	257	(14)	(a)	—	296	(62)	477
Total electric revenues	$1,628	$969		$—	$296	$(62)	$2,831
Residential	$67	$—		$486	$—	$—	$553
Commercial	30	—		127	—	—	157
Industrial	3	—		28	—	—	31
Other	9	—		24	—	—	33
Total natural gas revenues	$109	$—		$665	$—	$—	$774
Total revenues(b)	$1,737	$969		$665	$296	$(62)	$3,605

(a)Includes over-recoveries of various riders.
(b)The following table presents increases/(decreases) in revenues from alternative revenue programs and other revenues not from contracts with customers for the three and six months ended June 30, 2023 and 2022:

	Ameren Missouri		Ameren Illinois Electric Distribution	Ameren Illinois Natural Gas	Ameren Transmission	Ameren
Three Months 2023:
Revenues from alternative revenue programs	$—		$60	$9	$5	$74
Other revenues not from contracts with customers	(2)	(a)	2	1	—	1	(a)
Three Months 2022:
Revenues from alternative revenue programs	$—		$41	$3	$(4)	$40
Other revenues not from contracts with customers	(36)	(a)	1	1	—	(34)	(a)
Six Months 2023:
Revenues from alternative revenue programs	$(2)		$124	$37	$13	$172
Other revenues not from contracts with customers	(8)	(a)	4	2	—	(2)	(a)
Six Months 2022:
Revenues from alternative revenue programs	$(6)		$96	$(2)	$(3)	$85
Other revenues not from contracts with customers	(36)	(a)	3	2	—	(31)	(a)
(a)Includes net realized losses on derivative power contracts.
Ameren Illinois

	Ameren Illinois Electric Distribution		Ameren Illinois Natural Gas	Ameren Illinois Transmission	Intersegment Eliminations	Ameren Illinois
Three Months 2023:
Residential	$337		$98	$—	$—	$435
Commercial	193		25	—	—	218
Industrial	48		2	—	—	50
Other	(38)	(a)	27	113	(26)	76
Total revenues(b)	$540		$152	$113	$(26)	$779
Three Months 2022:
Residential	$284		$117	$—	$—	$401
Commercial	180		30	—	—	210
Industrial	53		11	—	—	64
Other	(13)	(a)	26	105	(24)	94
Total revenues(b)	$504		$184	$105	$(24)	$769
Six Months 2023:
Residential	$719		$394	$—	$—	$1,113
Commercial	393		102	—	—	495
Industrial	96		9	—	—	105
Other	(44)	(a)	38	227	(54)	167
Total revenues(b)	$1,164		$543	$227	$(54)	$1,880
Six Months 2022:
Residential	$547		$486	$—	$—	$1,033
Commercial	338		127	—	—	465
Industrial	98		28	—	—	126
Other	(14)	(a)	24	203	(44)	169
Total revenues(b)	$969		$665	$203	$(44)	$1,793

(a)Includes over-recoveries of various riders.
(b)The following table presents increases/(decreases) in revenues from alternative revenue programs and other revenues not from contracts with customers for the Ameren Illinois segments for the three and six months ended June 30, 2023 and 2022:

	Ameren Illinois Electric Distribution	Ameren Illinois Natural Gas	Ameren Illinois Transmission	Ameren Illinois
Three Months 2023:
Revenues from alternative revenue programs	$60	$9	$3	$72
Other revenues not from contracts with customers	2	1	—	3
Three Months 2022:
Revenues from alternative revenue programs	$41	$3	$(3)	$41
Other revenues not from contracts with customers	1	1	—	2
Six Months 2023:
Revenues from alternative revenue programs	$124	$37	$10	$171
Other revenues not from contracts with customers	4	2	—	6
Six Months 2022:
Revenues from alternative revenue programs	$96	$(2)	$(2)	$92
Other revenues not from contracts with customers	3	2	—	5
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
Ameren’s and Ameren Missouri’s financial statements are prepared on a consolidated basis and therefore include the accounts of their majority-owned subsidiaries. All intercompany transactions have been eliminated. Ameren Missouri’s subsidiaries were created for the acquisition of renewable generation projects. Ameren Illinois has no subsidiaries. All tabular dollar amounts are in millions, unless otherwise indicated.
In addition to presenting results of operations and earnings amounts in total, we present certain information in cents per share. These amounts reflect factors that directly affect Ameren’s earnings. We believe this per share information helps readers to understand the impact of these factors on Ameren’s earnings per share.
OVERVIEW
Net income attributable to Ameren common shareholders in the three months ended June 30, 2023, was $237 million, or $0.90 per diluted share, compared with $207 million, or $0.80 per diluted share, in the year-ago period. Net income attributable to Ameren common shareholders in the six months ended June 30, 2023, was $501 million, or $1.90 per diluted share, compared with $459 million, or $1.77 per diluted share, in the year-ago period. Net income for the three and six months ended June 30, 2023, was favorably affected by increased rate base investments across all segments, a higher recognized ROE at Ameren Illinois Electric Distribution due to a higher estimated annual average of the monthly yields of the 30-year United States Treasury bonds, and decreased other operations and maintenance expenses not subject to formula rates, riders, or trackers, including an increase in the cash surrender value of COLI. Net income for the three and six months ended June 30, 2023, compared with the year-ago periods, was unfavorably affected by decreased electric retail sales at Ameren Missouri, primarily resulting from milder spring and early summer temperatures in the three month period ended June 30, 2023, as well as warmer winter temperatures in the six month period ended June 30, 2023, compared with the same periods in 2022; and increased financing costs from the issuance of long-term debt at Ameren Missouri and higher interest rates on increased levels of short-term borrowings.
Ameren’s strategic plan includes investing in rate-regulated energy infrastructure, enhancing regulatory frameworks and advocating for responsible policies, and optimizing operating performance to capitalize on opportunities to benefit our customers, our shareholders, and the environment. Ameren remains focused on disciplined cost management and strategic capital allocation. Ameren invested $1.8 billion in its rate-regulated businesses in the six months ended June 30, 2023.
In June 2023, the MoPSC issued an order that resulted in an increase of $140 million to Ameren Missouri’s annual revenue requirement for electric retail service. The approved revenue requirement is based on infrastructure investments as of December 31, 2022, and included an extension of the depreciable lives of the Sioux Energy Center’s assets from 2028 to 2030. The order did not explicitly specify an ROE, capital structure, or rate base. The order provides for the continued use of the FAC and trackers for pension and postretirement benefits, uncertain income tax positions, certain excess deferred income taxes, and renewable energy standard costs that the MoPSC previously authorized in earlier electric rate orders, as well as the use of an electric property tax tracker. It also includes a tracker for the utilization of production and investment tax credits or proceeds from the sale of tax credits allowed under the IRA. The order increased the annualized base level of net energy costs pursuant to the FAC by approximately $40 million from the base level established in the MoPSC’s December 2021 electric rate order. The order also changed annualized depreciation, regulatory asset and liability amortization amounts, and the base level of expenses for trackers. On an annualized basis, these changes reflect approximate increases in “Depreciation and amortization” of $90 million and “Other income, net”, of $100 million, related to non-service pension and postretirement benefit income, on Ameren’s and Ameren Missouri’s consolidated statements of income. The new rates became effective on July 9, 2023.
In June 2023, Ameren Missouri filed for CCNs with the MoPSC for four solar generation facilities and expects decisions in the first quarter of 2024. These facilities include the Split Rail Solar Project (300-MW facility, build-transfer agreement), the Cass County Solar Project (150-MW facility, development-transfer agreement), the Vandalia Solar Project (50-MW facility, self-build), and the Bowling Green Solar Project (50-MW facility, self-build). The Cass County Solar Project is expected to be located in central Illinois and the other three projects are expected to be located in central Missouri. Each project is expected to support Ameren Missouri’s transition to renewable generation. In February and April 2023, the MoPSC issued orders approving requested CCNs for the Huck Finn and Boomtown solar projects, respectively.
In March 2023, Ameren Missouri filed a proposed three-year customer energy-efficiency plan with the MoPSC under the MEEIA. As a result of a nonunanimous stipulation and agreement filed with the MoPSC in August 2023 by Ameren Missouri, the MoPSC staff, and the MoOPC to extend Ameren Missouri’s MEEIA 2019 program through 2024, Ameren Missouri expects to revise the proposed three-year plan in 2024. The stipulation and agreement, which is subject to MoPSC approval, includes the establishment of a portfolio of customer energy-efficiency programs for 2024 and performance incentives that would provide Ameren Missouri an opportunity to earn revenues, including $12 million if Ameren Missouri achieves certain energy-efficiency goals in 2024. If approved, Ameren Missouri expects to invest $76 million in energy-efficiency programs in 2024. The MoPSC is under no deadline to issue an order in this proceeding.
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
In July 2023, Ameren Illinois filed a revised MYRP with the ICC to be used in setting electric distribution service rates for 2024 through 2027. Under the MYRP, the ICC would approve base rates for electric distribution service to be charged to customers for each calendar year of the four-year period. The following table includes the forecasted revenue requirement, the requested ROE, the requested capital structure common equity percentage, and the forecasted average annual rate base for 2024 through 2027, as reflected in Ameren Illinois’ revised MYRP filing:

Year	Forecasted Revenue Requirement (in millions)(a)	Requested ROE	Requested Capital Structure Common Equity Percentage(b)	Forecasted Average Annual Rate Base (in billions)
2024	$1,291	10.5%	53.99%	$4.3
2025	$1,387	10.5%	53.97%	$4.6
2026	$1,484	10.5%	54.02%	$4.9
2027	$1,560	10.5%	54.03%	$5.2
(a)If an initial rate increase phase-in provision, discussed below, is approved by the ICC, it would not affect the annual revenue requirement, but would affect the timing of associated recovery from customers.
(b)A capital structure of up to and including 50% common equity is deemed prudent and reasonable by law. A higher equity ratio requires specific ICC approval.

Under an MYRP, the IETL permits any initial rate increase to be phased in, with at least 50% of the first annual period’s approved rate increase reflected in rates in the first annual period, with the remaining portion deferred as a regulatory asset that earns a return at the applicable WACC and is collected from customers over a period not to exceed two years beginning within one year after the second annual period’s rates are effective. Ameren Illinois’ revised MYRP filing utilizes this phase-in provision and proposes to defer 50% of the requested 2024 rate increase of $179 million as a regulatory asset to be collected from customers in 2026. An ICC decision in this proceeding is required by December 2023, with new rates effective starting in January 2024.
In July 2023, Ameren Illinois filed a revised reconciliation adjustment to its 2022 electric distribution service revenue requirement with the ICC, requesting recovery of $125 million. The reconciliation adjustment reflects Ameren Illinois’ actual 2022 recoverable costs, year-end rate base, and capital structure, which was composed of 54% common equity. An ICC decision in this proceeding is required by December 2023, and any approved adjustment would be collected from customers in 2024.
In July 2023, Ameren Illinois filed a revised request with the ICC seeking approval to increase its annual revenues for natural gas delivery service by $148 million, which includes an estimated $77 million of annual revenues that would otherwise be recovered under the QIP and other riders. The request is based on a 10.3% allowed ROE, a capital structure composed of 53.99% common equity, and a rate base of $2.9 billion. In an attempt to reduce regulatory lag, Ameren Illinois used a 2024 future test year in this proceeding. A decision by the ICC in this proceeding is required by late November 2023, with new rates expected to be effective in early December 2023.
In May 2023, Ameren Illinois filed its annual electric energy-efficiency formula rate update to increase its rates by $27 million with the ICC. An ICC decision in this proceeding is required by December 2023, with new rates effective January 2024.
For further information on the matters discussed above, see Note 2 – Rate and Regulatory Matters under Part I, Item I, of this report, and the Outlook section below.
RESULTS OF OPERATIONS
Our results of operations and financial position are affected by many factors. Economic conditions, energy-efficiency investments by our customers and by us, technological advances, distributed generation, and the actions of key customers can significantly affect the demand for our services. Ameren and Ameren Missouri results are also affected by seasonal fluctuations in winter heating and summer cooling demands and by weather conditions, such as storms, as well as by energy center maintenance outages. Additionally, fluctuations in interest rates and conditions in the capital and credit markets affect our cost of borrowing, our pension and postretirement benefits costs, the cash surrender value of COLI, and the asset value of Ameren Missouri’s nuclear decommissioning trust fund. Almost all of Ameren’s revenues are subject to state or federal regulation. This regulation has a material impact on the rates we charge customers for our services. Our results of operations, financial position, and liquidity are affected by our ability to align our overall spending, both operating and capital, with the frameworks established by our regulators. See Note 2 – Rate and Regulatory Matters under Part I, Item 1, of this report and Note 2 – Rate and Regulatory Matters under Part II, Item 8, of the Form 10-K for additional information regarding Ameren Missouri’s, Ameren Illinois’, and ATXI’s regulatory mechanisms.
We are observing inflationary pressures on the prices of certain commodities, labor, services, materials, and supplies, as well as increasing interest rates. Ameren Missouri and Ameren Illinois are generally allowed to pass on to customers prudently incurred costs for fuel, purchased power, and natural gas supply. Additionally, for certain non-commodity cost changes, the use of trackers, riders, formula ratemaking, and future test years, as applicable, mitigates our exposure.
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

Earnings Summary
The following table presents a summary of Ameren’s earnings for the three and six months ended June 30, 2023 and 2022:

	Three Months		Six Months
	2023	2022	2023	2022
Net income attributable to Ameren common shareholders	$237	$207	$501	$459
Earnings per common share – diluted	0.90	0.80	1.90	1.77
Net income attributable to Ameren common shareholders increased $30 million, or 10 cents per diluted share, in the three months ended June 30, 2023, compared with the year-ago period, primarily due to net income increases of $15 million, $9 million, $5 million, and $2 million at Ameren Illinois Electric Distribution, Ameren Transmission, Ameren Illinois Natural Gas and Ameren Missouri, respectively.
Net income attributable to Ameren common shareholders increased $42 million, or 13 cents per diluted share, in the six months ended June 30, 2023, compared with the year-ago period. The increase was due to net income increases of $27 million, $22 million, and $12 million at Ameren Illinois Electric Distribution, Ameren Transmission, and Ameren Illinois Natural Gas, respectively, partially offset by a $20 million net income decrease at Ameren Missouri.
Earnings per diluted share were favorably affected in the three and six months ended June 30, 2023, compared to the year-ago periods (except where a specific period is referenced), by:
•decreased other operations and maintenance expenses not subject to formula rates, riders, or trackers, including an increase in the cash surrender value of COLI, primarily at Ameren Missouri and Ameren Illinois Natural Gas (9 cents and 12 cents per share, respectively);
•increased rate base investments at Ameren Transmission and Ameren Illinois Electric Distribution and a higher recognized ROE due to a higher estimated annual average of the monthly yields of the 30-year United States Treasury bonds at Ameren Illinois Electric Distribution, which increased revenues at these segments (5 cents and 12 cents per share, respectively);
•increased base rate revenues at Ameren Missouri for the inclusion of previously deferred interest charges pursuant to the December 2021 MoPSC electric rate order effective February 28, 2022, partially offset in the six months ended June 30, 2023, by increased interest charges resulting from lower deferrals related to infrastructure investments associated with the PISA and RESRAM (2 cents and 4 cents per share, respectively);
•decreased taxes other than income taxes, primarily at Ameren Missouri, largely resulting from employee retention tax credits received under the Coronavirus Aid, Relief, and Economic Security Act in the six months ended June 30, 2023 (1 cent and 3 cents per share, respectively);
•increased other income, net, largely due to increased non-service cost components of net periodic benefit income not subject to formula rates or trackers (2 cents per share for the six months ended June 30, 2023);
•decreased income tax expense not subject to formula rates or riders, resulting, in part, from the effect of favorable market returns on COLI, compared with unfavorable returns in the year-ago periods (2 cents per share for both periods);
•recovery of previously incurred expenses at Ameren Illinois Electric Distribution (2 cents per share for both periods);
•increased base rate revenues at Ameren Missouri effective February 28, 2022, pursuant to the December 2021 MoPSC electric rate order, partially offset by the amortization of previously deferred depreciation expense under the PISA and RESRAM, financing costs otherwise recoverable under the PISA and RESRAM, a higher base level of expenses, and the net recovery for amounts associated with the reduction in sales volumes resulting from MEEIA programs (1 cent per share for the six months ended June 30, 2023); and
•increased Ameren Illinois Natural Gas earnings from investments in qualifying infrastructure recovered under the QIP (1 cent per share for the six months ended June 30, 2023).
Earnings per diluted share were unfavorably affected in the three and six months ended June 30, 2023, compared to the year-ago periods, by:
•decreased electric retail sales at Ameren Missouri, primarily resulting from milder spring and early summer temperatures in the three months ended June 30, 2023, as well as warmer winter temperatures in the six months ended June 30, 2023, compared with the same periods in 2022 (estimated at 6 cents and 16 cents per share, respectively);
•increased financing costs, primarily at Ameren (parent) and Ameren Missouri, due to higher interest rates on increased levels of short-term borrowings and higher long-term debt balances at Ameren Missouri (3 cents and 7 cents per share, respectively); and
•increased weighted-average basic common shares outstanding resulting from issuances of common shares as detailed in Note 4 – Long-term Debt and Equity Financings under Part I, Item 1, of this report, and Note 5 – Long-term Debt and Equity Financings under Part II, Item 8, of the Form 10-K (1 cent and 3 cents per share, respectively).

The cents per share variances above are presented based on the weighted-average basic common shares outstanding in the three and six months ended June 30, 2022, and do not reflect the impact of dilution on earnings per share, unless otherwise noted. The amounts above other than variances related to income taxes have been presented net of income taxes using Ameren’s 2023 blended federal and state statutory tax rate of 26%. For additional details regarding the Ameren Companies’ results of operations, including explanations of Electric and Natural Gas Margins; Other Operations and Maintenance Expenses; Depreciation and Amortization Expenses; Taxes Other Than Income Taxes; Other Income, Net; Interest Charges; and Income Taxes, see the major headings below.

Below is Ameren’s table of income statement components by segment for the three and six months ended June 30, 2023 and 2022:

	Ameren Missouri	Ameren Illinois Electric Distribution	Ameren Illinois Natural Gas	Ameren Transmission	Other / Intersegment Eliminations	Ameren
Three Months 2023:
Electric revenues	$918	$540	$—	$161	$(34)	$1,585
Fuel	(152)	—	—	—	—	(152)
Purchased power	(137)	(218)	—	—	27	(328)
Electric margins	629	322	—	161	(7)	1,105
Natural gas revenues	23	—	152	—	—	175
Natural gas purchased for resale	(9)	—	(33)	—	—	(42)
Natural gas margins	14	—	119	—	—	133
Other operations and maintenance expenses	(237)	(133)	(58)	(13)	(9)	(450)
Depreciation and amortization expenses	(186)	(87)	(27)	(34)	(1)	(335)
Taxes other than income taxes	(88)	(18)	(13)	(2)	(3)	(124)
Operating income (loss)	132	84	21	112	(20)	329
Other income, net	22	26	8	8	18	82
Interest charges	(52)	(22)	(13)	(23)	(24)	(134)
Income (taxes) benefit	1	(21)	(5)	(25)	12	(38)
Net income (loss)	103	67	11	72	(14)	239
Noncontrolling interests – preferred stock dividends	(1)	(1)	—	—	—	(2)
Net income (loss) attributable to Ameren common shareholders	$102	$66	$11	$72	$(14)	$237
Three Months 2022:
Electric revenues	$890	$504	$—	$150	$(31)	$1,513
Fuel	(83)	—	—	—	—	(83)
Purchased power	(161)	(182)	—	—	25	(318)
Electric margins	646	322	—	150	(6)	1,112
Natural gas revenues	29	—	184	—	—	213
Natural gas purchased for resale	(12)	—	(68)	—	—	(80)
Natural gas margins	17	—	116	—	—	133
Other operations and maintenance expenses	(260)	(148)	(63)	(16)	(4)	(491)
Depreciation and amortization expenses	(178)	(82)	(25)	(30)	(1)	(316)
Taxes other than income taxes	(90)	(19)	(16)	(2)	(2)	(129)
Operating income (loss)	135	73	12	102	(13)	309
Other income, net	24	15	6	4	13	62
Interest charges	(60)	(18)	(11)	(20)	(17)	(126)
Income (taxes) benefit	2	(18)	(1)	(23)	4	(36)
Net income (loss)	101	52	6	63	(13)	209
Noncontrolling interests – preferred stock dividends	(1)	(1)	—	—	—	(2)
Net income (loss) attributable to Ameren common shareholders	$100	$51	$6	$63	$(13)	$207

	Ameren Missouri	Ameren Illinois Electric Distribution	Ameren Illinois Natural Gas	Ameren Transmission	Other / Intersegment Eliminations	Ameren
Six Months 2023:
Electric revenues	$1,759	$1,164	$—	$324	$(72)	$3,175
Fuel	(265)	—	—	—	—	(265)
Purchased power	(345)	(533)	—	—	55	(823)
Electric margins	1,149	631	—	324	(17)	2,087
Natural gas revenues	105	—	543	—	(1)	647
Natural gas purchased for resale	(56)	—	(194)	—	—	(250)
Natural gas margins	49	—	349	—	(1)	397
Other operations and maintenance expenses	(476)	(262)	(117)	(29)	(14)	(898)
Depreciation and amortization expenses	(362)	(171)	(53)	(67)	(2)	(655)
Taxes other than income taxes	(168)	(36)	(36)	(4)	(7)	(251)
Operating income (loss)	192	162	143	224	(41)	680
Other income, net	41	50	16	14	39	160
Interest charges	(103)	(43)	(26)	(45)	(44)	(261)
Income (taxes) benefit	2	(41)	(35)	(50)	49	(75)
Net income	132	128	98	143	3	504
Noncontrolling interests – preferred stock dividends	(2)	(1)	—	—	—	(3)
Net income attributable to Ameren common shareholders	$130	$127	$98	$143	$3	$501
Six Months 2022:
Electric revenues	$1,628	$969	$—	$296	$(62)	$2,831
Fuel	(259)	—	—	—	—	(259)
Purchased power	(211)	(333)	—	—	49	(495)
Electric margins	1,158	636	—	296	(13)	2,077
Natural gas revenues	109	—	665	—	—	774
Natural gas purchased for resale	(58)	—	(315)	—	—	(373)
Natural gas margins	51	—	350	—	—	401
Other operations and maintenance expenses	(492)	(295)	(126)	(32)	(7)	(952)
Depreciation and amortization expenses	(342)	(163)	(48)	(60)	(2)	(615)
Taxes other than income taxes	(175)	(39)	(47)	(4)	(6)	(271)
Operating income (loss)	200	139	129	200	(28)	640
Other income, net	47	31	10	7	27	122
Interest charges	(99)	(36)	(22)	(42)	(31)	(230)
Income (taxes) benefit	4	(33)	(31)	(44)	34	(70)
Net income	152	101	86	121	2	462
Noncontrolling interests – preferred stock dividends	(2)	(1)	—	—	—	(3)
Net income attributable to Ameren common shareholders	$150	$100	$86	$121	$2	$459

Below is Ameren Illinois’ table of income statement components by segment for the three and six months ended June 30, 2023 and 2022:

	Ameren Illinois Electric Distribution	Ameren Illinois Natural Gas	Ameren Illinois Transmission	Other / Intersegment Eliminations	Ameren Illinois
Three Months 2023:
Electric revenues	$540	$—	$113	$(26)	627
Purchased power	(218)	—	—	26	(192)
Electric margins	322	—	113	—	435
Natural gas revenues	—	152	—	—	152
Natural gas purchased for resale	—	(33)	—	—	(33)
Natural gas margins	—	119	—	—	119
Other operations and maintenance expenses	(133)	(58)	(10)	—	(201)
Depreciation and amortization expenses	(87)	(27)	(24)	—	(138)
Taxes other than income taxes	(18)	(13)	(1)	—	(32)
Operating income (loss)	84	21	78	—	183
Other income, net	26	8	7	—	41
Interest charges	(22)	(13)	(15)	—	(50)
Income taxes	(21)	(5)	(18)	—	(44)
Net income	67	11	52	—	130
Preferred stock dividends	(1)	—	—	—	(1)
Net income attributable to common shareholder	$66	$11	$52	$—	$129
Three Months 2022:
Electric revenues	504	$—	$105	$(24)	585
Purchased power	(182)	—	—	24	(158)
Electric margins	322	—	105	—	427
Natural gas revenues	—	184	—	—	184
Natural gas purchased for resale	—	(68)	—	—	(68)
Natural gas margins	—	116	—	—	116
Other operations and maintenance expenses	(148)	(63)	(14)	—	(225)
Depreciation and amortization expenses	(82)	(25)	(21)	—	(128)
Taxes other than income taxes	(19)	(16)	—	—	(35)
Operating income (loss)	73	12	70	—	155
Other income, net	15	6	4	—	25
Interest charges	(18)	(11)	(12)	—	(41)
Income taxes	(18)	(1)	(16)	—	(35)
Net income	52	6	46	—	104
Preferred stock dividends	(1)	—	—	—	(1)
Net income attributable to common shareholder	$51	$6	$46	$—	$103

	Ameren Illinois Electric Distribution	Ameren Illinois Natural Gas	Ameren Illinois Transmission	Other / Intersegment Eliminations	Ameren Illinois
Six Months 2023:
Electric revenues	$1,164	$—	$227	$(54)	$1,337
Purchased power	(533)	—	—	54	(479)
Electric margins	631	—	227	—	858
Natural gas revenues	—	543	—	—	543
Natural gas purchased for resale	—	(194)	—	—	(194)
Natural gas margins	—	349	—	—	349
Other operations and maintenance expenses	(262)	(117)	(24)	—	(403)
Depreciation and amortization expenses	(171)	(53)	(47)	—	(271)
Taxes other than income taxes	(36)	(36)	(2)	—	(74)
Operating income (loss)	162	143	154	—	459
Other income, net	50	16	12	—	78
Interest charges	(43)	(26)	(28)	—	(97)
Income taxes	(41)	(35)	(36)	—	(112)
Net income	128	98	102	—	328
Preferred stock dividends	(1)	—	—	—	(1)
Net income attributable to common shareholder	$127	$98	$102	$—	$327
Six Months 2022:
Electric revenues	$969	$—	$203	$(44)	$1,128
Purchased power	(333)	—	—	44	(289)
Electric margins	636	—	203	—	839
Natural gas revenues	—	665	—	—	665
Natural gas purchased for resale	—	(315)	—	—	(315)
Natural gas margins	—	350	—	—	350
Other operations and maintenance expenses	(295)	(126)	(27)	—	(448)
Depreciation and amortization expenses	(163)	(48)	(41)	—	(252)
Taxes other than income taxes	(39)	(47)	(2)	—	(88)
Operating income (loss)	139	129	133	—	401
Other income, net	31	10	8	—	49
Interest charges	(36)	(22)	(25)	—	(83)
Income taxes	(33)	(31)	(30)	—	(94)
Net income	101	86	86	—	273
Preferred stock dividends	(1)	—	—	—	(1)
Net income attributable to common shareholder	$100	$86	$86	$—	$272
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

Electric Margins

Increase (Decrease) by Segment
	Overall Ameren Decrease of $7 Million (QTD YoY)	Overall Ameren Increase of $10 Million (YTD YoY)
Total by Segment(a)

$2,500
$2,000
$1,500
$1,000
$500
$0
$ (Millions)
$1,105
$161
$322
$629
$1,112
$150
$322
$646
$2,087
$324
$631
$1,149
$2,077
$296
$636
$1,158
QTD 2023
QTD 2022
YTD 2023
YTD 2022

(a)Includes other/intersegment eliminations of $(7) million, $(6) million, $(17) million, and $(13) million in the three months ended June 30, 2023 and 2022, and six months ended June 30, 2023, and 2022, respectively.

Ameren Missouri	Ameren Illinois Electric Distribution	Ameren Transmission	Other/Intersegment Eliminations
Natural Gas Margins

Increase (Decrease) by Segment
	Overall Ameren Change of $- Million (QTD YoY)	Overall Ameren Decrease of $4 Million (YTD YoY)
Total by Segment(a)
(a)Includes other/intersegment eliminations of $(1) million in the six months ended June 30, 2023.

Ameren Missouri	Ameren Illinois Natural Gas	Other/Intersegment Eliminations

The following tables present the favorable (unfavorable) variations by Ameren segment for electric and natural gas margins for the three and six months ended June 30, 2023, compared with the year-ago periods:

Electric and Natural Gas Margins
Three Months	Ameren Missouri	Ameren Illinois Electric Distribution	Ameren Illinois Natural Gas	Ameren Transmission(a)	Other /Intersegment Eliminations	Ameren
Electric revenue change:
Base rates (estimate)(b)	$—	$2	$—	$11	$—	$13
Effect of weather (estimate)(c)	(23)	—	—	—	—	(23)
Sales volumes and changes in customer usage patterns (excluding the estimated effects of weather and MEEIA)	(6)	—	—	—	—	(6)
Off-system sales, capacity, and FAC revenues, net	28	—	—	—	—	28
Ameren Illinois energy-efficiency program investment revenues	—	5	—	—	—	5
Other	(1)	(1)	—	—	(1)	(3)
Cost recovery mechanisms – offset in fuel and purchased power(d)	28	36	—	—	(2)	62
Other cost recovery mechanisms(e)	2	(6)	—	—	—	(4)
Total electric revenue change	$28	$36	$—	$11	$(3)	$72
Fuel and purchased power change:
Energy costs (excluding the estimated effect of weather)	$(22)	$—	$—	$—	$—	$(22)
Effect of weather (estimate)(c)	3	—	—	—	—	3
Other	2	—	—	—	—	2
Cost recovery mechanisms – offset in electric revenue(d)	(28)	(36)	—	—	2	(62)
Total fuel and purchased power change	$(45)	$(36)	$—	$—	$2	$(79)
Net change in electric margins	$(17)	$—	$—	$11	$(1)	$(7)
Natural gas revenue change:
Effect of weather (estimate)(c)	$(1)	$—	$—	$—	$—	$(1)
Sales volumes (excluding the estimated effect of weather)	(2)	—	—	—	—	(2)
QIP	—	—	3	—	—	3
Cost recovery mechanisms – offset in natural gas purchased for resale(d)	(2)	—	(35)	—	—	(37)
Other cost recovery mechanisms(e)	(1)	—	—	—	—	(1)
Total natural gas revenue change	$(6)	$—	$(32)	$—	$—	$(38)
Natural gas purchased for resale change:
Effect of weather (estimate)(c)	$1	$—	$—	$—	$—	$1
Cost recovery mechanisms – offset in natural gas revenue(d)	2	—	35	—	—	37
Total natural gas purchased for resale change	$3	$—	$35	$—	$—	$38
Net change in natural gas margins	$(3)	$—	$3	$—	$—	$—

Electric and Natural Gas Margins
Six Months	Ameren Missouri	Ameren Illinois Electric Distribution	Ameren Illinois Natural Gas	Ameren Transmission(a)	Other /Intersegment Eliminations	Ameren
Electric revenue change:
Base rates (estimate)(b)	$38	$(2)	$—	$28	$—	$64
Effect of weather (estimate)(c)	(56)	—	—	—	—	(56)
Sales volumes and changes in customer usage patterns (excluding the estimated effects of weather and MEEIA)	(13)	—	—	—	—	(13)
Off-system sales, capacity, and FAC revenues, net	118	—	—	—	—	118
Ameren Illinois energy-efficiency program investment revenues	—	9	—	—	—	9
Other	1	2	—	—	(4)	(1)
Cost recovery mechanisms – offset in fuel and purchased power(d)	40	200	—	—	(6)	234
Other cost recovery mechanisms(e)	3	(14)	—	—	—	(11)
Total electric revenue change	$131	$195	$—	$28	$(10)	$344
Fuel and purchased power change:
Energy costs (excluding the estimated effect of weather)	$(112)	$—	$—	$—	$—	$(112)
Effect of weather (estimate)(c)	10	—	—	—	—	10
Effect of higher net energy costs included in base rates	(1)	—	—	—	—	(1)
Other	3	—	—	—	—	3
Cost recovery mechanisms – offset in electric revenue(d)	(40)	(200)	—	—	6	(234)
Total fuel and purchased power change	$(140)	$(200)	$—	$—	$6	$(334)
Net change in electric margins	$(9)	$(5)	$—	$28	$(4)	$10
Natural gas revenue change:
Effect of weather (estimate)(c)	$(10)	$—	$—	$—	$—	$(10)
Sales volumes (excluding the estimated effect of weather)	(2)	—	—	—	—	(2)
QIP	—	—	6	—	—	6
Other	2	—	—	—	(1)	1
Cost recovery mechanisms – offset in natural gas purchased for resale(d)	7	—	(121)	—	—	(114)
Other cost recovery mechanisms(e)	(1)	—	(7)	—	—	(8)
Total natural gas revenue change	$(4)	$—	$(122)	$—	$(1)	$(127)
Natural gas purchased for resale change:
Effect of weather (estimate)(c)	$9	$—	$—	$—	$—	$9
Cost recovery mechanisms – offset in natural gas revenue(d)	(7)	—	121	—	—	114
Total natural gas purchased for resale change	$2	$—	$121	$—	$—	$123
Net change in natural gas margins	$(2)	$—	$(1)	$—	$(1)	$(4)
(a)Includes an increase in transmission margins of $8 million and $24 million at Ameren Illinois for the three and six months ended June 30, 2023, compared with the year-ago periods.
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

Ameren
Ameren’s electric margins decreased $7 million, or 1%, for the three months ended June 30, 2023, compared with the year-ago period, due to decreased margins at Ameren Missouri, partially offset by increased margins at Ameren Transmission, as discussed below. Ameren’s electric margins increased $10 million, or less than 1%, for the six months ended June 30, 2023, compared with the year-ago period, due to increased margins at Ameren Transmission, partially offset by decreased margins at Ameren Missouri and Ameren Illinois Electric Distribution, as discussed below. Ameren’s natural gas margins were comparable for the three months ended June 30, 2023, and decreased $4 million, or 1%, for the six months ended June 30, 2023, compared with the year-ago period, due to decreased margins at Ameren Missouri Natural Gas and Ameren Illinois Natural Gas, as discussed below.
Ameren Transmission
Ameren Transmission’s margins increased $11 million, or 7%, and $28 million, or 9%, for the three and six months ended June 30, 2023, respectively, compared with the year-ago periods. Base rate revenues were favorably affected primarily by higher recoverable expenses (+$5 million and +$16 million, respectively) and increased capital investment (+$6 million and +$13 million, respectively), as evidenced by an 11% increase in rate base used to calculate the revenue requirement.
Ameren Missouri
Ameren Missouri’s electric margins decreased $17 million, or 3%, and $9 million, or 1%, for the three and six months ended June 30, 2023, respectively, compared with the year-ago periods. Revenues associated with “Cost recovery mechanisms – offset in fuel and purchased power” increased $28 million and $40 million for the three and six months ended June 30, 2023, respectively, due to increased revenue related to the amortization of costs previously deferred under the FAC that were reflected in customer rates, which also increased fuel expense. The changes to “Cost recovery mechanisms - offset in fuel and purchased power” are fully offset by “Cost recovery mechanisms - offset in electric revenue,” in the table above, and result in no impact to margins. Ameren Missouri’s 5% exposure to net energy cost variances under the FAC is reflected within “Off-system sales, capacity, and FAC revenues, net” and “Energy costs (excluding the estimated effect of weather)”, as discussed below.
The following items had an unfavorable effect on Ameren Missouri’s electric margins for the three and six months ended June 30, 2023, compared with the year-ago periods (except where a specific period is referenced):
•Summer temperatures were milder as cooling degree days decreased 15% for the three months ended June 30, 2023, and winter temperatures were warmer as heating degree days decreased 19% for the six months ended June 30, 2023. The aggregate effect of weather decreased margins an estimated $20 million and $46 million for the three and six months ended June 30, 2023, respectively. The change in margins due to weather is the sum of the “Effect of weather (estimate)” on electric revenues (-$23 million and -$56 million, respectively) and the “Effect of weather (estimate)” on fuel and purchased power (+$3 million and +$10 million, respectively) in the table above.
•Excluding the estimated effects of weather and the MEEIA customer energy-efficiency programs, electric revenues decreased an estimated $6 million and $13 million for the three and six months ended June 30, 2023, respectively. These decreases were primarily due to a decrease in retail sales volumes and a decrease in the average retail price per kilowatthour related to changes in customer usage patterns.
The following items had a favorable effect on Ameren Missouri’s electric margins for the three and six months ended June 30, 2023, compared with the year-ago periods:
•Higher electric base rates, excluding the change in base rates for the MEEIA customer energy-efficiency programs and the RESRAM, resulting from the December 2021 MoPSC electric rate order effective February 28, 2022, partially offset by higher net energy costs included in base rates, increased margins an estimated $37 million for the six months ended June 30, 2023. The change in electric base rates is the sum of the change in “Base rates (estimate)” (+$38 million) and the “Effect of higher net energy costs included in base rates” (-$1 million) in the table above.
•Ameren Missouri’s 5% exposure to net energy cost variances under the FAC increased margins $6 million for the three and six months ended June 30, 2023. The change in net energy costs is the sum of “Off-system sales, capacity and FAC revenues, net” (+$28 million and +$118 million, respectively) and “Energy costs (excluding the estimated effect of weather)” (-$22 million and -$112 million, respectively) in the table above. In the three and six months ended June 30, 2023, these revenues and costs increased primarily due to higher capacity prices, partially offset by the effect of decreased generation volumes and lower market prices for power. Ameren Missouri sells nearly all of its capacity to the MISO and purchases the capacity it needs to supply its native load sales from the MISO. For the three and six months ended June 30, 2023, capacity revenues increased $54 million and $209 million, respectively, and capacity costs increased $52 million and $201 million, respectively. Capacity revenues and costs increased due to an increase in the price set by the annual MISO auction in April 2022, which became effective June 2022. These increases in capacity revenues and costs were partially offset by lower capacity prices set by the annual MISO auction in April 2023, which became effective June 2023, as well as the effect of lower market prices for power, which resulted in a decrease in off-system sales and related fuel costs. See Outlook for additional information related to the April 2022 and April 2023 MISO auctions.
•Other cost recovery mechanisms increased margins $3 million for the six months ended June 30, 2023, primarily due to an increase in recoverable MEEIA program costs.
•Other decreases in fuel and purchased power expenses, which increased margins $3 million for the six months ended June 30, 2023, were largely due to a decrease in transmission network upgrade charges.
Ameren Missouri’s natural gas margins decreased $3 million, or 18%, for the three months ended June 30, 2023, and were comparable for the six months ended June 30, 2023. Margins decreased for the three months ended June 30, 2023, due primarily to lower sales volume from residential customers. Purchased gas costs increased $7 million for the six months ended June 30, 2023, due to amortization of natural gas costs previously deferred under the PGA, driven by a significant increase in cost and customer demand as result of the extremely cold weather in mid-February 2021. The increased purchased natural gas costs are fully offset by an increase in natural gas revenues under the PGA, resulting in no impact to margin. The increase in purchased natural gas cost is reflected in “Cost recovery mechanisms – offset in natural gas revenue” and the associated recoverability from customers is reflected in “Cost recovery mechanisms – offset in natural gas purchased for resale” in the table above.
Ameren Illinois
Ameren Illinois’ electric margins increased $8 million, or 2%, and $19 million, or 2%, for the three and six months ended June 30, 2023, respectively, compared with the year-ago periods, driven by increased margins at Ameren Illinois Transmission, partially offset by decreased margins at Ameren Illinois Electric Distribution for the six months ended June 30, 2023. Ameren Illinois Natural Gas’ margins increased $3 million, or 3%, for the three months ended June 30, 2023, and were comparable for the six months ended June 30, 2023.
Ameren Illinois Electric Distribution
Ameren Illinois Electric Distribution’s margins were comparable for the three months ended June 30, 2023, and decreased $5 million, or 1%, for the six months ended June 30, 2023, compared with the year-ago periods. Purchased power costs increased $36 million and $200 million for the three and six months ended June 30, 2023, respectively, primarily due to increased energy prices (+$1 million and +$96 million, respectively) largely reflecting the results of IPA procurement events, and increased capacity prices (+$19 million and +$63 million, respectively). In the three and six months ended June 30, 2023, capacity revenues and costs increased due to an increase in the price set by the annual MISO auction in April 2022, which became effective June 2022. These increases in capacity revenues and costs were partially offset by lower capacity prices set by the annual MISO auction in April 2023, which became effective June 2023. See Outlook for additional information related to the April 2022 and April 2023 MISO auctions. In addition to increased energy and capacity prices, higher volumes increased purchased power costs (+$13 million and +$31 million, respectively), primarily due to residential and small commercial customer switching from alternative retail electric suppliers to Ameren Illinois’ supplied power. The increased purchased power costs are fully offset by an increase in electric revenues under the cost recovery mechanisms for purchased power, resulting in no impact to margin. The increase in purchased power cost is reflected in “Cost recovery mechanisms – offset in electric revenue” and the associated recoverability from customers is reflected in “Cost recovery mechanisms – offset in fuel and purchased power” in the table above.
Other cost recovery mechanisms decreased margins by $6 million and $14 million for the three and six months ended June 30, 2023, respectively, compared with the year-ago periods, primarily due to a lower amount of bad debt costs included in customer rates pursuant to the associated rider. The decreased margins were partially offset by an increase in revenues of $5 million and $9 million, respectively, due to the recovery of and return on increased energy-efficiency program investments under performance-based formula ratemaking. The impact from base rates was comparable (+$2 million and -$2 million, respectively) due to lower recoverable non-purchased power expenses (-$3 million and -$16 million, respectively), offset by a higher recognized ROE (+$2 million and +$8 million, respectively), as evidenced by an increase of 74 basis points in the estimated annual average of the monthly yields of the 30-year United States Treasury bonds, and increased capital investment (+$3 million and +$6 million, respectively), as evidenced by a 7% increase in rate base used to calculate the revenue requirement.
Ameren Illinois Natural Gas
Ameren Illinois Natural Gas’ margins increased $3 million, or 3%, for the three months ended June 30, 2023, and were comparable for the six months ended June 30, 2023. Purchased gas costs decreased $35 million and $121 million for the three and six months ended June 30, 2023, respectively, primarily due to lower amortization of natural gas costs that were previously deferred under the PGA and lower natural gas prices in 2023. Those deferred natural gas costs related to the mid-February 2021 weather event were fully recovered from customers by the end of 2022. The decreased purchased natural gas costs are fully offset by a decrease in natural gas revenues under the PGA, resulting in no impact to margin. The decrease in purchased natural gas cost is reflected in “Cost recovery mechanisms – offset in natural gas revenue” and the associated recoverability from customers is reflected in “Cost recovery mechanisms – offset in natural gas purchased for resale” in the table above. Revenues increased $3 million and $6 million due to additional investment in natural gas infrastructure under the QIP for the three and six months ended June 30, 2023, respectively. Other cost recovery mechanisms decreased revenues $7 million for the six months ended June 30, 2023, primarily due to decreased revenues for excise taxes.
Ameren Illinois Transmission
Ameren Illinois Transmission’s margins increased $8 million, or 8%, and $24 million, or 12%, for the three and six months ended June 30, 2023, respectively, compared with the year-ago periods. Base rate revenues were favorably affected primarily by increased capital investment (+$6 million and +$13 million, respectively), as evidenced by a 17% increase in rate base used to calculate the revenue requirement, and higher recoverable expenses (+$3 million and +$12 million, respectively).
Other Operations and Maintenance Expenses

Increase (Decrease) by Segment
	Overall Ameren Decrease of $41 Million (QTD YoY)	Overall Ameren Decrease of $54 Million (YTD YoY)
Total by Segment(a)

$1,000
$800
$600
$400
$200
$0
$ (Millions)
$450
$58
$133
$237
$491
$63
$148
$260
$898
$29
$117
$262
$476
$952
$32
$126
$295
$492
QTD 2023
QTD 2022
YTD 2023
YTD 2022

(a)Includes $13 million and $16 million at Ameren Transmission in the three months ended June 30, 2023 and 2022, respectively. Includes other/intersegment eliminations of $9 million and $4 million in the three months ended June 30, 2023 and 2022, respectively. Also includes other/intersegment eliminations of $14 million and $7 million in the six months ended June 30, 2023 and 2022, respectively.

Ameren Missouri	Ameren Illinois Natural Gas	Other/Intersegment Eliminations

Ameren Illinois Electric Distribution	Ameren Transmission
Ameren
Other operations and maintenance expenses decreased $41 million and $54 million in the three and six months ended June 30, 2023, respectively, compared with the year-ago periods. In addition to changes by segments discussed below, other operations and maintenance expenses increased $5 million and $7 million in the three and six months ended June 30, 2023, respectively, for activity not reported as part of a segment, as reflected in “Other/Intersegment Eliminations” above, primarily because of an increase in the elimination of the non-service cost component of net periodic benefit income at Ameren Services. The non-service cost component of net periodic benefit cost or income at Ameren Services is allocated to the segments and primarily included in the segments’ other operations and maintenance expenses.
Ameren Transmission
Other operations and maintenance expenses decreased $3 million in both the three and six months ended June 30, 2023, compared with the year-ago periods, primarily because of increases in the cash surrender value of COLI due to favorable market returns in 2023, compared with unfavorable market returns in the year-ago periods.

Ameren Missouri
Other operations and maintenance expenses decreased $23 million and $16 million in the three and six months ended June 30, 2023, respectively, compared with the year-ago periods. The following items decreased other operations and maintenance expenses in the three and six months ended June 30, 2023, compared with the year-ago periods (except where a specific period is referenced):
•The cash surrender value of COLI increased $10 million and $19 million, respectively. In the three and six months ended June 30, 2023, the effect of changes in the cash surrender value of COLI resulted in gains of $2 million and $5 million, respectively, compared with losses of $8 million and $14 million, respectively, in the year-ago periods.
•The recognition of regulatory assets for previously expensed costs approved for recovery pursuant to the June 2023 MoPSC rate order decreased other operations and maintenance expenses $15 million in both periods.
•Renewable development costs decreased $6 million and $9 million, respectively, as the MoPSC order approving CCNs for the Boomtown and Huck Finn solar projects in the first half of 2023 led to increased capitalization of renewable development costs pursuant to anticipated recovery from customers.
•Energy center operating and maintenance costs decreased $2 million and $5 million, respectively, related to the retirement of the Meramec Energy Center.
The above decreases in the three and six months ended June 30, 2023, compared with the year-ago periods, were partially offset by the below items (except where a specific period is referenced):
•Labor and benefit costs increased $5 million and $11 million, respectively, primarily because of increased medical and retirement benefits, including the effect of a higher base level of pension service costs reflected in electric service rates effective February 28, 2022, pursuant to the December 2021 MoPSC rate order for the six months ended June 30, 2023. Pursuant to the pension tracker, differences between actual costs incurred and base level expenses included in customer rates are deferred as a regulatory asset or liability for recovery from, or refund to, customers over a period of time as determined in a subsequent regulatory rate review.
•Callaway Energy Center costs increased $2 million and $5 million, respectively, primarily because of the amortization of increased costs related to the spring 2022 refueling and maintenance outage, which costs began amortizing in June 2022.
•MEEIA customer energy-efficiency program spend increased $4 million in the six months ended June 30, 2023, as approved by the MoPSC.
•Costs for injuries and damages increased $4 million in the six months ended June 30, 2023, primarily because of an increase in claims, compared with the year-ago period.
•Technology-related expenditures increased $3 million in the six months ended June 30, 2023, resulting from increased software maintenance expenses.
Ameren Illinois
Other operations and maintenance expenses decreased $24 million and $45 million in the three and six months ended June 30, 2023, respectively, compared with the year-ago periods, as discussed below. Other operations and maintenance expenses decreased $4 million and $3 million at Ameren Illinois Transmission in the three and six months ended June 30, 2023, respectively, compared with the year-ago periods, primarily because of increases in the cash surrender value of COLI due to favorable market returns in 2023, compared with unfavorable market returns in the year-ago periods.
Ameren Illinois Electric Distribution
Other operations and maintenance expenses decreased $15 million and $33 million in the three and six months ended June 30, 2023, respectively, compared with the year-ago periods. The following items decreased other operations and maintenance expenses in the three and six months ended June 30, 2023, compared with the year-ago periods (except where a specific period is referenced):
•Bad debt costs decreased $10 million and $23 million, respectively, because of a lower amount of costs included in customer rates pursuant to the associated rider.
•The cash surrender value of COLI increased $5 million and $9 million, respectively, primarily because of favorable market returns in 2023, compared with unfavorable market returns in the year-ago periods.
•Costs for injuries and damages decreased $4 million in both periods, primarily because of a decrease in claims compared with the year-ago periods.
The above decreases in the three and six months ended June 30, 2023, compared with the year-ago periods, were partially offset by increases of $2 million and $4 million, respectively, in the amortization of regulatory assets associated with customer energy-efficiency program investments under formula ratemaking.

Ameren Illinois Natural Gas
Other operations and maintenance expenses decreased $5 million and $9 million in the three and six months ended June 30, 2023, compared with the year-ago periods, primarily because the cash surrender value of COLI increased $3 million and $5 million, respectively. In the three and six months ended June 30, 2023, the effect of changes in the cash surrender value of COLI resulted in gains of $1 million in both periods, compared with losses of $2 million and $4 million, respectively, in the year-ago periods. Other operations and maintenance expenses also decreased $2 million and $4 million, respectively, because of decreased distribution system expenditures, primarily because of the timing of expenditures.
Depreciation and Amortization Expenses

Increase by Segment
	Overall Ameren Increase of $19 Million (QTD YoY)	Overall Ameren Increase of $40 Million (YTD YoY)
Total by Segment(a)

$750
$500
$250
$0
$ (Millions)
$335
$34
$27
$87
$186
$316
$30
$25
$82
$178
$655
$67
$53
$171
$362
$615
$60
$48
$163
$342
QTD 2023
QTD 2022
YTD 2023
YTD 2022

(a)Includes other/intersegment eliminations of $1 million and $1 million in the three months ended June 30, 2023 and 2022, respectively. Also includes other/intersegment eliminations of $2 million and $2 million in the six months ended June 30, 2023 and 2022, respectively..

Ameren Missouri	Ameren Illinois Natural Gas	Other/Intersegment Eliminations

Ameren Illinois Electric Distribution	Ameren Transmission
Depreciation and amortization expenses increased $19 million, $8 million, and $10 million in the three months ended June 30, 2023, and $40 million, $20 million, and $19 million in the six months ended June 30, 2023, compared with the year-ago periods, at Ameren, Ameren Missouri, and Ameren Illinois, respectively, primarily because of additional property, plant, and equipment investments across their respective segments. Ameren’s and Ameren Missouri’s depreciation and amortization expenses for the three and six months ended June 30, 2023, compared with the year-ago periods, were affected by the following (except where a specific period is referenced), which include the effect of the additional investments at Ameren Missouri:
•Depreciation and amortization rate changes effective February 28, 2022, pursuant to the December 2021 MoPSC electric rate order, which increased depreciation and amortization expenses by $11 million, in the six months ended June 30, 2023.
•Increased depreciation and amortization expenses of $11 million for amounts previously deferred under the PISA and RESRAM and subsequently reflected in base rates effective February 28, 2022, pursuant to the December 2021 MoPSC electric rate order, largely due to investments in wind generation, in the six months ended June 30, 2023.
•Depreciation and amortization expenses at Ameren and Ameren Missouri reflected a deferral to a regulatory asset of depreciation and amortization expenses pursuant to PISA and RESRAM. The amount of depreciation and amortization expenses included in base rates for PISA and RESRAM deferrals was updated when new customer rates became effective on February 28, 2022, pursuant to the December 2021 MoPSC electric rate order, which incorporated deferrals through September 30, 2021. The effect of deferrals and increased depreciation and amortization expenses, primarily because of electric system capital additions, increased depreciation

$3 million and $11 million, respectively.
•The lower net under-recovery of RESRAM eligible expenses increased depreciation and amortization expenses by $2 million in the three months ended June 30, 2023, while the higher net under-recovery of RESRAM eligible expenses decreased depreciation and amortization expenses by $11 million in the six months ended June 30, 2023.
•The impact of the retirement of the Meramec Energy Center in December 2022 resulted in a $3 million increase to depreciation and amortization expenses in the three months ended June 30, 2023, and a $3 million decrease in the six months ended June 30, 2023, primarily due to the deferral in 2022 of the energy center’s depreciation and amortization expenses and resulting amortization of that deferral pursuant to the December 2021 MoPSC electric rate order, which established a five-year recovery period for certain Meramec Energy Center costs beginning February 28, 2022.

Taxes Other Than Income Taxes

Increase (Decrease) by Segment
	Overall Ameren Decrease of $5 Million (QTD YoY)	Overall Ameren Decrease of $20 Million (YTD YoY)
Total by Segment(a)

$300
$250
$200
$150
$100
$50
$0
$ (Millions)
$124
$13
$18
$88
$129
$16
$19
$90
$251
$36
$36
$168
$271
$47
$39
$175
QTD 2023
QTD 2022
YTD 2023
YTD 2022

(a)Includes $2 million, $2 million, $4 million, and $4 million at Ameren Transmission in the three months ended June 30, 2023 and 2022, and in the six months ended June 30, 2023 and 2022, respectively. Also includes other/intersegment eliminations of $3 million, $2 million, $7 million, and $6 million in the three months ended June 30, 2023 and 2022, and in the six months ended June 30, 2023 and 2022, respectively.

Ameren Missouri	Ameren Illinois Natural Gas	Other/Intersegment Eliminations

Ameren Illinois Electric Distribution	Ameren Transmission
Taxes other than income taxes decreased $5 million in the three months ended June 30, 2023, compared with the year-ago period, primarily because of decreased sales at Ameren Illinois Natural Gas and deferral of taxes under the Ameren Missouri electric property tax tracker. Taxes other than income taxes decreased $20 million in the six months ended June 30, 2023, compared with the year-ago period, primarily because of a $9 million decrease in excise taxes at Ameren Illinois Natural Gas, primarily resulting from decreased sales. Taxes other than income also decreased $5 million and $2 million at Ameren Missouri and Ameren Illinois Electric Distribution, respectively, because of employee retention tax credits received under the Coronavirus Aid, Relief, and Economic Security Act.

Other Income, Net

Increase (Decrease) by Segment
	Overall Ameren Increase of $20 Million (QTD YoY)	Overall Ameren Increase of $38 Million (YTD YoY)
Total by Segment(a)

$180
$150
$120
$90
$60
$30
$0
$ (Millions)
$82
$18
$8
$26
$22
$62
$13
$6
$15
$24
$160
$39
$14
$16
$50
$41
$122
$27
$7
$10
$31
$47
QTD 2023
QTD 2022
YTD 2023
YTD 2022

(a)Includes $8 million and $4 million at Ameren Transmission in the three months ended June 30, 2023 and 2022, respectively.

Ameren Missouri	Ameren Illinois Natural Gas	Other/Intersegment Eliminations

Ameren Illinois Electric Distribution	Ameren Transmission
Other income, net, increased $20 million in the three months ended June 30, 2023, compared with the year-ago period, primarily because of increases in the non-service cost component of net periodic benefit income of $7 million, $6 million, and $3 million for activity not reported as part of a segment, Ameren Illinois Electric Distribution, and Ameren Illinois Natural Gas, respectively. In the three months ended June 30, 2023, other income, net, also increased $4 million because of higher interest income on under-recovered balances associated with regulatory recovery mechanisms at Ameren Illinois Electric Distribution and $2 million because of higher allowance for equity funds used during construction at Ameren Transmission. Other income, net, increased $38 million in the six months ended June 30, 2023, compared with the year-ago period, primarily because of increases in the non-service cost component of net periodic benefit income of $15 million, $13 million, and $6 million for activity not reported as part of a segment, Ameren Illinois Electric Distribution, and Ameren Illinois Natural Gas, respectively. In the six months ended June 30, 2023, other income, net, also increased $7 million because of higher interest income on under-recovered balances associated with regulatory recovery mechanisms at Ameren Illinois Electric Distribution and $4 million because of higher allowance for equity funds used during construction at Ameren Transmission. The increases in other income, net, in the three and six months ended June 30, 2023, were partially offset by $6 million and $11 million decreases, respectively, in interest income on industrial development revenue bonds at Ameren Missouri, as these bonds were settled in December 2022 and January 2023. The increases in other income, net, associated with these bonds are offset by decreases in interest charges on a related financing obligation agreement, as discussed below.
See Note 5 – Other Income, Net, under Part I, Item 1, of this report for additional information. See Note 11 – Retirement Benefits under Part I, Item 1, of this report for more information on the non-service cost components of net periodic benefit income.

Interest Charges

Increase (Decrease) by Segment
	Overall Ameren Increase of $8 Million (QTD YoY)	Overall Ameren Increase of $31 Million (YTD YoY)
Total by Segment

$ (Millions)
$275
$220
$165
$110
$55
$0
$134
$24
$23
$13
$22
$52
$126
$17
$20
$11
$18
$60
$261
$44
$45
$26
$43
$103
$230
$31
$42
$22
$36
$99
QTD 2023
QTD 2022
YTD 2023
YTD 2022

Ameren Missouri	Ameren Illinois Natural Gas	Other/Intersegment Eliminations

Ameren Illinois Electric Distribution	Ameren Transmission
See Note 3 – Short-term Debt and Liquidity under Part I, Item 1, of this report and the Long-term Debt and Equity section below for additional information on short-term borrowings and long-term debt, respectively, discussed below. See Note 4 – Long-term Debt and Equity Financings under Part I, Item 1, of this report for additional information on the termination of the financing obligation agreement discussed below.
Ameren
Interest charges increased $8 million and $31 million in the three and six months ended June 30, 2023, compared with the year-ago periods. In addition to changes by segments discussed below, interest charges increased $8 million and $14 million, respectively, at Ameren (parent) because of higher interest rates on increased levels of short-term borrowings.
Ameren Missouri
Interest charges decreased $8 million in the three months ended June 30, 2023, and increased $4 million in the six months ended June 30, 2023, compared with the year-ago periods. The following items increased interest charges in the three and six months ended June 30, 2023, compared with the year-ago periods (except where a specific period is referenced):
•Interest charges increased $3 million and $8 million, respectively, because of higher interest rates on increased levels of short-term borrowings.
•Issuances of long-term debt in April 2022 and March 2023 collectively increased interest charges by $7 million and $13 million, respectively.
•Interest charges reflected a deferral to a regulatory asset of interest charges pursuant to PISA and RESRAM. The amount of interest charges included in base rates for PISA and RESRAM deferrals was updated when new customer rates became effective on February 28, 2022, pursuant to the December 2021 MoPSC electric rate order, which incorporated deferrals through September 30, 2021. Lower deferrals, due to the inclusion in base rates of interest associated with certain property, plant, and equipment previously deferred under the PISA and RESRAM, increased interest charges by $2 million in the six months ended June 30, 2023.

The following items decreased interest charges in the three and six months ended June 30, 2023 (except where a specific period is referenced):
•Increased PISA and RESRAM deferrals reduced interest charges by $7 million in the three months ended June 30, 2023.
•Interest charges decreased $6 million and $11 million, respectively, primarily due to the termination of a financing obligation agreement related to the CT energy center in Audrain County.
•Interest charges decreased $4 million and $9 million, respectively, because of an increase in the borrowed funds capitalized as part of the allowance for funds used during construction, primarily due to increased eligible construction work in process balances and a higher applicable borrowing rate.
Ameren Illinois
Interest charges increased $9 million and $14 million in the three and six months ended June 30, 2023, compared with the year-ago periods, primarily due to the issuances of long-term debt in 2022. Issuances of long-term debt at Ameren Illinois in August and November 2022 collectively increased interest charges by $4 million and $8 million, respectively, at Ameren Illinois Electric Distribution, by $3 million and $6 million, respectively, at Ameren Illinois Transmission, and by $2 million and $4 million, respectively, at Ameren Illinois Natural Gas.
Income Taxes
The following table presents effective income tax rates for the three and six months ended June 30, 2023 and 2022:

	Three Months(a)		Six Months(a)
	2023	2022	2023	2022
Ameren	14%	15%	13%	13%
Ameren Missouri	(1)%	(2)%	(1)%	(3)%
Ameren Illinois	25%	25%	25%	26%
Ameren Illinois Electric Distribution	25%	26%	25%	25%
Ameren Illinois Natural Gas	27%	25%	26%	27%
Ameren Illinois Transmission	26%	25%	26%	26%
Ameren Transmission	26%	26%	26%	26%
(a)Estimate of the annual effective income tax rate adjusted to reflect the tax effect of items discrete to the three and six months ended June 30, 2023 and 2022.
See Note 12 – Income Taxes under Part I, Item 1, of this report for a reconciliation of the federal statutory corporate income tax rate to the effective income tax rate for the Ameren Companies.
The effective income tax rate was higher at Ameren Illinois Natural Gas in the three months ended June 30, 2023, compared with the year-ago period, primarily because of higher depreciation differences on property-related items.
LIQUIDITY AND CAPITAL RESOURCES
Collections from our tariff-based revenues are our principal source of cash provided by operating activities. A diversified retail customer mix, primarily consisting of rate-regulated residential, commercial, and industrial customers, provides us with a reasonably predictable source of cash. In addition to using cash provided by operating activities, we use available cash, drawings under committed credit agreements, commercial paper issuances, and/or, in the case of Ameren Missouri and Ameren Illinois, short-term affiliate borrowings to support normal operations and temporary capital requirements. We may reduce our short-term borrowings with cash provided by operations or, at our discretion, with long-term borrowings, or, in the case of Ameren Missouri and Ameren Illinois, with capital contributions from Ameren (parent). As of June 30, 2023, there have been no material changes other than in the ordinary course of business related to cash requirements arising from these long-term commitments provided in Item 7 of the Form 10-K.
We expect to make significant capital expenditures over the next five years, supported by a combination of long-term debt and equity, as we invest in our electric and natural gas utility infrastructure to support overall system reliability, grid modernization, renewable energy target requirements, environmental compliance, and other improvements. For additional information about our long-term debt outstanding, including maturities due within one year, and the applicable interest rates, see Note 5 – Long-term Debt and Equity Financings under Part II, Item 8 of the Form 10-K and Note 4 – Long-term Debt and Equity Financings under Part I, Item 1, of this report. As part of its funding plan for capital expenditures, Ameren is using newly issued shares of common stock to satisfy requirements under the DRPlus and employee benefit plans and expects to continue to do so through at least 2027. Ameren expects these equity issuances to total about $100 million annually. In addition, Ameren has an ATM program under which Ameren may offer and sell from time to time common stock, which includes the ability to enter into forward sales agreements, subject to market conditions and other factors. There were no shares issued under the ATM program for the three and six months ended June 30, 2023. As of June 30, 2023, Ameren has entered into multiple forward sale agreements under the ATM program with various counterparties relating to 4.3 million shares of common stock. Ameren expects to settle approximately $300 million of the forward sale agreements with physical delivery of 3.2 million shares of common stock by December 31, 2023. Also, Ameren plans to issue approximately $500 million of equity each year from 2024 to 2027, in addition to issuances under the DRPlus and employee benefit plans. As of June 30, 2023, Ameren had approximately $910 million of common stock available for sale under the ATM program, which takes into account the forward sale agreements in effect as of June 30, 2023. Ameren expects its equity to total capitalization to be about 45% by December 31, 2027, with the long-term intent to support solid investment-grade credit ratings. See Long-term Debt and Equity below and Note 4 – Long-term Debt and Equity Financings under Part I, Item 1, of this report for additional information on the ATM program, including the forward sale agreements under the ATM program.
The use of cash provided by operating activities and short-term borrowings to fund capital expenditures and other long-term investments at the Ameren Companies frequently results in a working capital deficit, defined as current liabilities exceeding current assets, as was the case at June 30, 2023, for Ameren, Ameren Missouri, and Ameren Illinois. With the credit capacity available under the Credit Agreements, and cash and cash equivalents, Ameren (parent), Ameren Missouri, and Ameren Illinois, collectively, had net available liquidity of $1.3 billion at June 30, 2023. Additionally, as of June 30, 2023, Ameren could have settled the forward sale agreements with physical delivery of 4.3 million shares of common stock to the respective counterparties in exchange for cash of $389 million. See Credit Facility Borrowings and Liquidity and Long-term Debt and Equity below for additional information.
The following table presents net cash provided by (used in) operating, investing, and financing activities for the six months ended June 30, 2023 and 2022:

	Net Cash Provided By Operating Activities					Net Cash Used In Investing Activities			Net Cash Provided By Financing Activities
	2023		2022		Variance	2023	2022	Variance	2023	2022	Variance
Ameren	$1,111	(a)	$872	(a)	$239	$(1,889)	$(1,552)	$(337)	$808	$686	$122
Ameren Missouri	443		181		262	(980)	(818)	(162)	532	636	(104)
Ameren Illinois	637	(a)	675	(a)	(38)	(846)	(699)	(147)	247	37	210
(a)Both Ameren and Ameren Illinois’ cash provided by operating activities included cash outflows of $56 million and $37 million for the FEJA electric energy-efficiency rider and $5 million and $3 million for the customer generation rebate program for the six months ended June 30, 2023 and 2022, respectively.
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
Ameren
Ameren’s cash provided by operating activities increased $239 million in the first six months of 2023, compared with the year-ago period. The following items contributed to the increase:
•A $237 million decrease in net collateral posted with counterparties, primarily due to changes in the market prices of power, natural gas, and other fuels.
•A $158 million increase resulting from increased customer collections, primarily from base rate increases effective February 28, 2022, pursuant to Ameren Missouri’s December 2021 electric rate order, electric transmission rate base growth, and an increase attributable to other regulatory mechanisms, partially offset by a decrease under Ameren Illinois’ PGA resulting from the recovery in 2022 of costs for the mid-February 2021 weather event discussed above.
•A $45 million decrease in the cost of natural gas held in storage, primarily at Ameren Illinois, because of lower commodity prices.

•A $40 million decrease in payments for nuclear refueling and maintenance outages at Ameren Missouri’s Callaway Energy Center, primarily due to the spring 2022 outage. Ameren Missouri’s next refueling and maintenance outage at its Callaway Energy Center is scheduled for the fall of 2023.
The following items partially offset the increase in Ameren’s cash from operating activities between periods:
•A $58 million decrease due to the timing of payments for accounts payable and prepaid expenses.
•A $54 million increase in coal inventory levels at Ameren Missouri, primarily due to fewer transportation delays and less coal burned in 2023 as a result of decreased generation volumes driven by lower market power prices and decreased retail load because of both milder summer temperatures and warmer winter temperatures.
•A $40 million increase in interest payments, primarily due to an increase in the average outstanding debt and an increase in interest rates.
•A $23 million increase in purchases of materials and supplies inventories to support operations as levels were increased to mitigate against potential supply disruptions.
•A $12 million decrease resulting from income tax payments of $5 million in 2023, compared with income tax refunds of $7 million in 2022, primarily due to increased income tax extension payments, which are based on the preceding year’s taxable income and estimated payments.
•A $9 million increase in property tax payments at Ameren Missouri, primarily due to higher assessed property tax values.
Ameren Missouri
Ameren Missouri’s cash provided by operating activities increased $262 million in the first six months of 2023, compared with the year-ago period. The following items contributed to the increase:
•A $199 million decrease in net collateral posted with counterparties, primarily due to changes in the market prices of power, natural gas, and other fuels.
•A $142 million increase resulting from increased customer collections, primarily from base rate increases effective February 28, 2022, pursuant to the December 2021 electric rate order and an increase attributable to other regulatory mechanisms.
•A $40 million decrease in payments for nuclear refueling and maintenance outages at the Callaway Energy Center, primarily due to the spring 2022 outage. The next refueling and maintenance outage at the Callaway Energy Center is scheduled for the fall of 2023.
The following items partially offset the increase in Ameren Missouri’s cash from operating activities between periods:
•A $54 million increase in coal inventory levels, primarily due to fewer transportation delays and less coal burned in 2023 as a result of decreased generation volumes driven by lower market power prices and decreased retail load because of both milder summer temperatures and warmer winter temperatures.
•A $16 million increase in purchases of materials and supplies inventories to support operations as levels were increased to mitigate against potential supply disruptions.
•A $9 million increase in property tax payments, primarily due to higher assessed property tax values.
•A $7 million decrease due to the timing of payments for accounts payable and prepaid expenses.
Ameren Illinois
Ameren Illinois’ cash provided by operating activities decreased $38 million in the first six months of 2023, compared with the year-ago period. The following items contributed to the decrease:
•A $95 million decrease resulting from income tax payments to Ameren (parent) of $64 million in 2023, compared with income tax refunds from Ameren (parent) of $31 million in 2022, pursuant to the tax allocation agreement, primarily due to increased income tax extension payments, which are based on the preceding year’s taxable income and estimated payments.
•A $33 million decrease due to the timing of payments for accounts payable and prepaid expenses.
•A $17 million increase in interest payments, primarily due to an increase in the average outstanding debt and an increase in interest rates.
The following items partially offset the decrease in Ameren Illinois’ cash from operating activities between periods:
•A $42 million decrease in the cost of natural gas held in storage because of lower commodity prices.
•A $38 million decrease in net collateral posted with counterparties, primarily due to changes in the market prices of power and natural gas.
•An $16 million increase resulting from increased customer collections, primarily from electric transmission rate base growth and an increase attributable to other regulatory mechanisms, partially offset by a decrease under the PGA resulting from the recovery in 2022 of costs for the mid-February 2021 weather event discussed above.
Cash Flows from Investing Activities
Ameren’s cash used in investing activities increased $337 million during the first six months of 2023, compared with the year-ago period, primarily as a result of a $284 million increase in capital expenditures, largely resulting from increased expenditures for electric transmission upgrades at Ameren Missouri, Ameren Illinois, and ATXI and electric distribution infrastructure upgrades at Ameren Missouri and Ameren Illinois. ATXI’s capital expenditures increased $25 million during the first six months of 2023, compared with the year-ago period. In addition, in 2022, Ameren Missouri received $17 million in insurance proceeds for the Callaway Energy Center’s generator.
Ameren Missouri’s cash used in investing activities increased $162 million during the first six months of 2023, compared with the year-ago period, primarily as a result of a $108 million increase in capital expenditures, largely resulting from increased expenditures for electric transmission and distribution infrastructure upgrades. In addition, in 2022, Ameren Missouri received $17 million in insurance proceeds for the Callaway Energy Center’s generator.
Ameren Illinois’ cash used in investing activities increased $147 million during the first six months of 2023, compared with the year-ago period, as a result of a $145 million increase in capital expenditures, largely resulting from increased expenditures for electric transmission and distribution infrastructure upgrades.
Cash Flows from Financing Activities
Cash provided by, or used in, financing activities is a result of our financing needs, which depend on the level of cash provided by operating activities, the level of cash used in investing activities, the level of dividends, and our long-term debt maturities, among other things.
Ameren’s cash provided by consolidated financing activities increased $122 million during the first six months of 2023, compared with the year-ago period. During the first six months of 2023, Ameren utilized proceeds from the issuance of long-term debt of $997 million for capital expenditures, to repay then-outstanding short-term debt, and to repay $100 million of long-term debt maturities. In addition, during the first six months of 2023, Ameren utilized proceeds from net commercial paper issuances of $260 million along with cash provided by operating activities to fund, in part, capital expenditures. In comparison, during the first six months of 2022, Ameren utilized proceeds of $524 million of long-term debt to repay then-outstanding short-term debt and for capital expenditures. In addition, during the first six months of 2022, Ameren utilized proceeds from net commercial paper issuances of $475 million and cash provided by operating activities to fund, in part, capital expenditures. During the first six months of 2023, Ameren paid common stock dividends of $330 million, compared with $305 million in the year-ago period, as a result of an increase in both the dividend rate and the number of common shares outstanding.
Ameren Missouri’s cash provided by financing activities decreased $104 million during the first six months of 2023, compared with the year-ago period. During the first six months of 2023, Ameren Missouri utilized proceeds from the issuance of long-term debt of $499 million for capital expenditures and to repay then-outstanding short-term debt. During the first six months of 2023, Ameren Missouri utilized proceeds from net commercial paper issuances of $44 million and cash provided by operating activities to fund, in part, capital expenditures. In comparison, during the first six months of 2022, Ameren Missouri utilized proceeds from the issuance of $524 million to repay then-outstanding short-term debt and for capital expenditures. In addition, during the first six months of 2022, Ameren Missouri utilized proceeds from net commercial paper issuances of $120 million and cash provided by operating activities to fund, in part, capital expenditures.
Ameren Illinois’ cash provided by financing activities increased $210 million during the first six months of 2023, compared with the year-ago period. During the first six months of 2023, Ameren Illinois utilized proceeds from the issuance of long-term debt of $498 million to repay then-outstanding short-term debt and $100 million of long-term debt maturities. In addition, during the first six months of 2023, Ameren Illinois repaid net commercial paper borrowings totaling $147 million. In comparison, during the first six months of 2022, Ameren Illinois utilized proceeds from net commercial paper issuances of $38 million and cash provided by operating activities to fund, in part, capital expenditures.
See Long-term Debt and Equity in this section for additional information on issuances of long-term debt, issuances of common stock, and noncash settlement of a financing obligation.

Credit Facility Borrowings and Liquidity
The following table presents Ameren’s consolidated liquidity as of June 30, 2023:

Available at June 30, 2023
Ameren (parent) and Ameren Missouri:
Missouri Credit Agreement – borrowing capacity	$1,400
Less: Ameren (parent) commercial paper outstanding	494
Less: Ameren Missouri commercial paper outstanding	373
Less: Ameren Missouri letters of credit	1
Missouri Credit Agreement – subtotal	532
Ameren (parent) and Ameren Illinois:
Illinois Credit Agreement – borrowing capacity	1,200
Less: Ameren (parent) commercial paper outstanding	345
Less: Ameren Illinois commercial paper outstanding	117
Illinois Credit Agreement – subtotal	738
Subtotal	$1,270
Add: Cash and cash equivalents	7
Net Available Liquidity(a)	$1,277
(a)Does not include Ameren’s forward equity sale agreements. See Note 4 – Long-term Debt and Equity Financings under Part I, Item 1, of this report for additional information.
The Credit Agreements, among other things, provide $2.6 billion of credit until maturity in December 2027. See Note 3 – Short-term Debt and Liquidity under Part I, Item 1, of this report for additional information on the Credit Agreements. During the six months ended June 30, 2023, Ameren (parent), Ameren Missouri, and Ameren Illinois each issued commercial paper. Borrowings under the Credit Agreements and commercial paper issuances are based upon available interest rates at the time of the borrowing or issuance.
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

Long-term Debt and Equity
The following table presents issuances (net of any issuance premiums or discounts) of long-term debt and equity, as well as maturities of long-term debt for the six months ended June 30, 2023 and 2022:

	Month Issued, Redeemed, or Matured	2023		2022
Issuances of Long-term Debt
Ameren Missouri:
5.45% First mortgage bonds due 2053	March	499		—
3.90% First mortgage bonds due 2052(a)	April	—		524
Ameren Illinois:
4.95% First mortgage bonds due 2033	May	498		—
Total Ameren long-term debt issuances		$997		$524
Issuances of Common Stock
Ameren:
DRPlus and 401(k)(b)(c)	Various	$16		$17
Total Ameren common stock issuances(d)		$16		$17
Maturities of Long-term Debt
Ameren Missouri:
Audrain County agreement (Audrain County CT) due 2023	January	$240	(e)	$—
Ameren Illinois:
0.375% First mortgage bonds due 2023	June	100
Total Ameren long-term debt maturities		$340		$—
(a)Ameren Missouri intends to allocate an amount equal to the net proceeds to sustainability projects meeting certain eligible criteria.
(b)Ameren issued a total of 0.2 million and 0.3 million shares of common stock under its DRPlus and 401(k) plan for the six months ended June 30, 2023 and 2022, respectively.
(c)Excludes a $7 million and $8 million receivable at June 30, 2023 and 2022, respectively.
(d)Excludes 0.5 million and 0.4 million shares of common stock valued at $37 million and $31 million issued for no cash consideration in connection with stock-based compensation for the six months ended June 30, 2023 and 2022, respectively.
(e)In January 2023, Ameren Missouri and Audrain County mutually agreed to terminate a financing obligation agreement related to the CT energy center in Audrain County, which was scheduled to expire in December 2023. No cash was exchanged in connection with the termination of the agreement as the $240 million principal amount of the financing obligation due from Ameren Missouri was equal to the amount of bond service payments due to Ameren Missouri.
See Note 4 – Long-term Debt and Equity Financings under Part I, Item 1, of this report for additional information, including proceeds from issuances of long-term debt, including Ameren Missouri’s March 2023 issuance of first mortgage bonds, the use of those proceeds, Ameren’s forward equity sale agreements, and the ATM program.
Indebtedness Provisions and Other Covenants
At June 30, 2023, the Ameren Companies were in compliance with the provisions and covenants contained in their credit agreements, indentures, and articles of incorporation, as applicable, and ATXI was in compliance with the provisions and covenants contained in its note purchase agreements. See Note 3 – Short-term Debt and Liquidity under Part I, Item 1, of this report and Note 4 – Short-term Debt and Liquidity and Note 5 – Long-term Debt and Equity Financings under Part II, Item 8, of the Form 10-K for a discussion of provisions, applicable cross-default provisions, and covenants contained in our credit agreements, in ATXI’s note purchase agreements, and in certain of the Ameren Companies’ indentures and articles of incorporation.
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
See Note 4 – Short-term Debt and Liquidity and Note 5 – Long-term Debt and Equity Financings under Part II, Item 8, of the Form 10-K for additional discussion of covenants and provisions contained in certain of the Ameren Companies’ financial agreements and articles of incorporation that would restrict the Ameren Companies’ payment of dividends in certain circumstances. At June 30, 2023, none of these circumstances existed at Ameren, Ameren Missouri, or Ameren Illinois and, as a result, these companies were not restricted from paying dividends.
The following table presents common stock dividends declared and paid by Ameren Corporation to its common shareholders and by Ameren subsidiaries to their parent, Ameren Corporation, for the six months ended June 30, 2023 and 2022:

	Six Months
	2023	2022
Ameren	$330	$305
ATXI	75	—
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
Collateral Postings
Any weakening of our credit ratings may reduce access to capital and trigger additional collateral postings and prepayments. Such changes may also increase the cost of borrowing, resulting in an adverse effect on earnings. Cash collateral postings and prepayments made with external parties, including postings related to exchange-traded contracts were immaterial and cash collateral posted by external parties were $46 million for Ameren and Ameren Illinois at June 30, 2023. A sub-investment-grade issuer or senior unsecured debt rating (below “Baa3” from Moody’s or below “BBB-” from S&P) at June 30, 2023, could have resulted in Ameren, Ameren Missouri, or Ameren Illinois being required to post additional collateral or other assurances for certain trade and contractual obligations amounting to $587 million, $526 million, and $61 million, respectively.
Changes in commodity prices could trigger additional collateral postings and prepayments. Based on credit ratings at June 30, 2023, if market prices were 15% higher or lower than June 30, 2023 levels in the next 12 months and 20% higher or lower thereafter through the end of the term of the commodity contracts, then Ameren, Ameren Missouri, and Ameren Illinois could be required to post an immaterial amount, compared to each company’s liquidity, of collateral or provide other assurances for certain trade and contractual obligations.

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
Operations
•We are observing inflationary pressures on the prices of certain commodities, labor, services, materials, and supplies, as well as increasing interest rates. Ameren Missouri and Ameren Illinois are generally allowed to pass on to customers prudently incurred costs for fuel, purchased power, and natural gas supply. Additionally, for certain non-commodity cost changes, the use of trackers, riders, formula ratemaking, and future test years, as applicable, mitigates our exposure. The inflationary pressures and increasing interest rates could impact our ability to control costs and/or make substantial investments in our businesses, including our ability to recover costs and investments, and to earn our allowed ROEs within frameworks established by our regulators, while maintaining rates that are affordable to our customers. In addition, these inflationary pressures and increasing interest rates could adversely affect our customers’ usage of, or payment for, our services.
•The PISA permits Ameren Missouri to defer and recover 85% of the depreciation expense for investments in qualifying property, plant, and equipment placed in service and not included in base rates. Investments not eligible for recovery under the PISA include amounts related to new nuclear and natural gas generating units and service to new customer premises. Additionally, the PISA permits Ameren Missouri to earn a return at the applicable WACC on rate base that incorporates those qualifying investments, as well as changes in total accumulated depreciation excluding retirements and plant-related deferred income taxes since the previous regulatory rate review. The regulatory asset for accumulated PISA deferrals also earns a return at the applicable WACC until added to rate base prospectively. Ameren Missouri recognizes an offset to interest charges for its cost of debt relating to each return allowed under the PISA, with the difference between the applicable WACC and its cost of debt recognized in revenues when recovery of PISA deferrals is reflected in customer rates. Approved PISA deferrals are recovered over a period of 20 years following a regulatory rate review. Additionally, under the RESRAM, Ameren Missouri is permitted to recover the 15% of depreciation expense not recovered under the PISA, and earn a return at the applicable WACC for investments in renewable generation plant placed in service to comply with Missouri’s renewable energy standard. Accumulated RESRAM deferrals earn carrying costs at short-term interest rates. The PISA and the RESRAM mitigate the effects of regulatory lag between regulatory rate reviews. Those investments not eligible for recovery under the PISA and the remaining 15% of certain property, plant, and equipment placed in service, unless eligible for recovery under the RESRAM, remain subject to regulatory lag. As a result of the PISA election, additional provisions of the law apply to Ameren Missouri, including limitations on electric customer rate increases. The rate increase approved by the June 2023 MoPSC electric rate order did not exceed the rate increase limitation applicable through 2023. Missouri Senate Bill 745 became effective on August 28, 2022. The law extended Ameren Missouri’s PISA election through December 2028 and allows for an additional extension through December 2033 if requested by Ameren Missouri and approved by the MoPSC, among other things. The law also established a 2.5% annual limit on increases to the electric service revenue requirement used to set customer rates due to the inclusion of incremental PISA deferrals in the revenue requirement. The limitation will be effective for revenue requirements approved by the MoPSC after January 1, 2024, and will be based on the revenue requirement established in the immediately preceding rate order.
•In June 2023, the MoPSC issued an order that resulted in an increase of $140 million to Ameren Missouri’s annual revenue requirement for electric retail service. The order increased the annualized base level of net energy costs pursuant to the FAC by approximately $40 million from the base level established in the MoPSC’s December 2021 electric rate order. The order also changed annualized depreciation, regulatory asset and liability amortization amounts, and the base level of expenses for trackers. On an annualized basis, these changes reflect approximate increases in “Depreciation and amortization” of $90 million and “Other income, net”, of $100 million, related to non-service pension and postretirement benefit income, on Ameren’s and Ameren Missouri’s consolidated statements of income. The new rates became effective on July 9, 2023. As a result of this order, Ameren Missouri expects a year-over-year increase to 2023 earnings, compared to 2022, of approximately $44 million ($11 million in the second quarter, $23 million in the third quarter, and $10 million in the fourth quarter).
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

•In August 2023, Ameren Missouri, the MoPSC staff, and the MoOPC filed a nonunanimous stipulation and agreement with the MoPSC to extend Ameren Missouri’s MEEIA 2019 program through 2024. The stipulation and agreement, which is subject to MoPSC approval, includes the establishment of a portfolio of customer energy-efficiency programs for 2024 and performance incentives that would provide Ameren Missouri an opportunity to earn revenues, including $12 million if Ameren Missouri achieves certain energy-efficiency goals in 2024. If approved, Ameren Missouri expects to invest $76 million in energy-efficiency programs in 2024. The MoPSC is under no deadline to issue an order in this proceeding.
•Ameren Illinois and ATXI use a forward-looking rate calculation with an annual revenue requirement reconciliation for each company’s electric transmission business. Based on expected rate base and the currently allowed 10.52% ROE, which includes a 50-basis-point incentive adder for participation in an RTO, the revenue requirements included in 2023 rates for Ameren Illinois’ and ATXI’s electric transmission businesses are $476 million and $194 million, respectively. These revenue requirements represent an increase in Ameren Illinois’ revenue requirement of $54 million and a decrease in ATXI’s revenue requirement of $1 million from the revenue requirements reflected in 2022 rates, primarily due to higher expected rate base at Ameren Illinois and a lower expected rate base at ATXI. These rates will affect Ameren Illinois’ and ATXI’s cash receipts during 2023, but will not determine their respective electric transmission service operating revenues, which will instead be based on 2023 actual recoverable costs, rate base, and a return on rate base at the applicable WACC as calculated under the FERC formula ratemaking framework.
•The allowed base ROE for FERC-regulated transmission rates previously charged under the MISO tariff is the subject of pending proceedings. Depending on the outcome of the proceedings, the transmission rates charged during previous periods and the currently effective rates may be subject to change and refund. In March 2020, the FERC issued a Notice of Proposed Rulemaking on its transmission incentives policy, which increased the incentive ROE for participation in an RTO to 100 basis points from the current 50 basis points and revised the parameters for awarding incentives, while limiting the overall incentives to a cap of 250 basis points, among other things. In April 2021, the FERC issued a Supplemental Notice of Proposed Rulemaking, which proposes to modify the Notice of Proposed Rulemaking’s incentive for participation in an RTO by limiting this incentive for utilities that join an RTO to 50 basis points and only allowing them to earn the incentive for three years, among other things. If this proposal is included in a final rule, Ameren Illinois and ATXI would no longer be eligible for the 50 basis point RTO incentive adder, prospectively. The FERC is under no deadline to issue a final rule on this matter. Ameren is unable to predict the ultimate impact of any changes to the FERC’s incentives policy, or any further order on base ROE. A 50-basis-point change in the FERC-allowed ROE would affect Ameren’s and Ameren Illinois’ annual net income by an estimated $14 million and $10 million, respectively, based on each company’s 2023 projected rate base.
•Ameren Illinois’ electric distribution service performance-based formula ratemaking framework under the IEIMA allows Ameren Illinois to reconcile electric distribution service rates to its actual revenue requirement on an annual basis to reflect actual recoverable costs incurred and a return at the applicable WACC on year-end rate base through 2023. If a given year’s revenue requirement varies from the amount collected from customers, an adjustment is made to electric operating revenues with an offset to a regulatory asset or liability to reflect that year’s actual revenue requirement, independent of actual sales volumes. The regulatory balance is then collected from, or refunded to, customers within two years from the end of the year. Pursuant to December 2022 and March 2021 ICC orders, Ameren Illinois used the current IEIMA formula framework to establish annual customer rates effective through 2023, and will reconcile the related revenue requirement for customer rates established for 2023. As such, Ameren Illinois’ 2023 revenues will reflect actual recoverable costs, year-end rate base, and a return at the applicable WACC, with the ROE component based on the annual average of the monthly yields of the 30-year United States Treasury bonds plus 580 basis points. By law, the decoupling provisions extend beyond the end of existing performance-based formula ratemaking, which ensures that Ameren Illinois’ electric distribution revenues authorized in a regulatory rate review are not affected by changes in sales volumes. In April 2023, Ameren Illinois filed for a reconciliation adjustment to its 2022 electric distribution service revenue requirement with the ICC. In July 2023, Ameren Illinois filed a revised reconciliation adjustment, requesting recovery of $125 million. An ICC decision in this proceeding is required by December 2023, and any approved adjustment would be collected from customers in 2024.
•Pursuant to the IETL, which was enacted in September 2021, Ameren Illinois may file an MYRP with the ICC to establish base rates for electric distribution service to be charged to customers for each calendar year of a four-year period. The base rates for a particular calendar year are based on forecasted recoverable costs and an ICC-determined ROE applied to Ameren Illinois’ forecasted average annual rate base using a forecasted capital structure, with a common equity ratio of up to 50% being deemed prudent and reasonable by law and a higher equity ratio requiring specific ICC approval. The ROE determined by the ICC for each calendar year of the four-year period is subject to annual adjustments based on certain performance incentives and penalties. An MYRP allows Ameren Illinois to reconcile electric distribution service rates to its actual revenue requirement on an annual basis, subject to a reconciliation cap and adjustments to the ROE. If a given year’s revenue amount collected from customers varies from the approved revenue requirement, an adjustment would be made to electric operating revenues with an offset to a regulatory asset or liability to reflect that year’s actual revenue requirement, independent of actual sales volumes. The regulatory balance would then be collected from, or refunded to, customers within two years from the end of the applicable annual period. Ameren Illinois’ existing riders will remain effective under the MYRP discussed below, and will continue to remain effective beyond 2027 whether it elects to file an MYRP or a traditional regulatory rate review. Additionally, electric distribution service revenues continue to be decoupled from sales volumes under either election.

•In January 2023, Ameren Illinois filed an MYRP with the ICC. In July 2023, Ameren Illinois filed a revised MYRP requesting approval of forecasted revenue requirements for electric distribution service for 2024, 2025, 2026, and 2027 of $1,291 million, $1,387 million, $1,484 million, and $1,560 million, respectively. Pursuant to a provision under the IETL that permits initial rate increases under an MYRP to be phased in, Ameren Illinois’ filing proposes to defer 50% of the requested 2024 rate increase of $179 million as a regulatory asset to be collected from customers in 2026. That regulatory asset would earn a return at the applicable WACC. An ICC decision in this proceeding is required by December 2023, with new rates effective starting in January 2024. Ameren Illinois cannot predict the level of any electric distribution service rate change the ICC may approve, or whether any rate change that may eventually be approved will be sufficient for Ameren Illinois to recover its costs to the extent those costs are subject to and exceed the MYRP reconciliation cap and earn a reasonable return on its investments when the rate change goes into effect. If the rates approved by the ICC are materially different from its forecasted spend, Ameren Illinois may adjust its overall spending, both operating and capital.
•In December 2022, the ICC issued an order in Ameren Illinois’ annual update filing that approved a $61 million increase in Ameren Illinois’ electric distribution service rates beginning in January 2023. Ameren Illinois’ 2023 electric distribution service revenues will be based on its 2023 actual recoverable costs, 2023 year-end rate base, and a return at the applicable WACC, with the ROE component based on the annual average of the monthly yields of the 30-year United States Treasury bonds plus 580 basis points. As of June 30, 2023, Ameren Illinois expects its 2023 electric distribution year-end rate base to be $4.2 billion. The 2023 revenue requirement reconciliation adjustment will be collected from, or refunded to, customers in 2025. A 50-basis-point change in the annual average of the monthly yields of the 30-year United States Treasury bonds would result in an estimated $12 million change in Ameren’s and Ameren Illinois’ annual net income, based on Ameren Illinois’ 2023 projected year-end rate base, including electric energy-efficiency investments. Ameren Illinois’ recognized ROE for the first half of 2023 was based on an annual average of the monthly yields of the 30-year United States Treasury bonds of 3.84%.
•In January 2023, Ameren Illinois filed a request with the ICC seeking approval to increase its annual revenues for natural gas delivery service. In July 2023, Ameren Illinois filed a revised request seeking to increase its annual revenues by $148 million, which includes an estimated $77 million of annual revenues that would otherwise be recovered under the QIP and other riders. In an attempt to reduce regulatory lag, Ameren Illinois used a 2024 future test year in this proceeding. A decision by the ICC in this proceeding is required by late November 2023, with new rates expected to be effective in early December 2023. Ameren Illinois cannot predict the level of any delivery service rate change the ICC may approve, nor whether any rate change that may eventually be approved will be sufficient to enable Ameren Illinois to recover its costs and to earn a reasonable return on investments when the rate changes go into effect. Without legislative action, the QIP will expire after December 2023.
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
•In May 2023, the MISO released the results of its April 2023 capacity auction, which included capacity price decreases in the central region of the MISO footprint, where Ameren Missouri’s and Ameren Illinois’ service territories are located. Capacity prices decreased from $237 per MW-day for June 2022 through May 2023 pursuant to the April 2022 capacity auction to seasonal prices ranging from $2 to $15 per MW-day for June 2023 through May 2024. Based on estimated power prices and customer demand as of June 30, 2023, the capacity prices set by the April 2023 MISO auction, and the amounts of energy and capacity hedged through IPA procurement events, Ameren Illinois estimates a decrease to purchased power costs for calendar year 2023, compared to 2022, of approximately $100 million. The actual decrease to purchased power costs will vary due to differences between estimated and realized power prices as well as customer demand satisfied by Ameren Illinois, which will be affected by changes in customers’ elections to use Ameren Illinois or an alternative retail electric supplier for their energy needs. Because of the power procurement riders, the difference between actual purchased power costs and costs billed to customers in a given period is deferred as a regulatory asset or liability. These pass-through costs do not affect Ameren Illinois’ net income, as any change in costs are offset by a corresponding change in revenues. Also, largely due to the capacity price set by the April 2023 MISO auction, Ameren Missouri estimates decreases to capacity revenues and purchased power costs for the calendar year 2023, compared to 2022, of approximately $100 million. Ameren Missouri sells nearly all of its capacity to the MISO and purchases the capacity it needs to supply its native load sales from the MISO. Capacity revenues and purchased power costs are a part of the net energy costs recoverable under the FAC, with 95% of the variance between net energy costs and the amount set in base rates recovered or refunded through the FAC.

•Ameren Missouri’s next refueling and maintenance outage at its Callaway Energy Center is scheduled for the fall of 2023. During a scheduled refueling, which occurs every 18 months, maintenance expenses are deferred as a regulatory asset and amortized until the completion of the next refueling and maintenance outage. Ameren Missouri expects to incur approximately $40 million in maintenance expenses related to the fall 2023 outage. During an outage, depending on the availability of its other generation sources and the market prices for power, Ameren Missouri’s purchased power costs may increase and the amount of excess power available for sale may decrease versus non-outage years. Changes in purchased power costs and excess power available for sale are included in the FAC, which results in limited impacts to earnings. In addition, Ameren Missouri may incur increased non-nuclear energy center maintenance costs in non-outage years.
•In December 2021, Ameren Missouri filed a motion with the United States District Court for the Eastern District of Missouri to modify a September 2019 remedy order issued by the district court to allow the retirement of the Rush Island Energy Center in advance of its previously expected useful life in lieu of installing a flue gas desulfurization system. The March 30, 2024 compliance date contained in the district court’s September 2019 remedy order remains in effect unless extended by the district court. In 2022, in response to an Ameren Missouri request for a final, binding reliability assessment, the MISO designated the Rush Island Energy Center as a system support resource and concluded that certain mitigation measures, including transmission upgrades, should occur before the energy center is retired. The Rush Island Energy Center began operating as a system support resource on September 1, 2022. In 2023, the MISO extended the system support resource designation for the Rush Island Energy Center through August 2024, and in July 2023, an agreement between Ameren Missouri and the MISO was filed with the FERC for approval that details the manner of continued operation for the Rush Island Energy Center that results in operating during peak demand times and emergencies. The system support resource designation and the related agreement are subject to annual renewal and revision. The FERC is under no deadline to issue an order. The transmission upgrade projects have been approved by the MISO, and construction activities necessary to complete the upgrades are underway. Ameren Missouri expects to complete the last of the upgrades by mid-2025. In August 2023, Ameren Missouri requested the district court to extend the March 30, 2024 compliance date to October 15, 2024, at which point Ameren Missouri proposes to retire the Rush Island Energy Center. In addition, in October 2022, the FERC established hearing and settlement procedures in response to an August 2022 request from Ameren Missouri for recovery of non-energy costs under the related MISO tariff. In May 2023, a settlement agreement between Ameren Missouri and certain intervenors in the non-energy costs proceeding at the FERC, which provides for recovery of substantially all of Ameren Missouri’s requested non-energy costs through August 2023, was filed with the FERC for approval. The FERC is under no deadline to issue an order. Revenues and costs under the MISO tariff are included in the FAC. The district court has the authority to determine the retirement date and operating parameters for the Rush Island Energy Center and is not bound by the MISO determination of the Rush Island Energy Center as a system support resource or the FERC’s approval. The district court is under no deadline to issue a ruling modifying the remedy order. For additional information on the NSR and Clean Air Act litigation, see Note 9 – Commitments and Contingencies under Part I, Item 1, of this report. In February 2022, the MoPSC issued an order directing the MoPSC staff to review Ameren Missouri’s planned accelerated retirement of the Rush Island Energy Center, including potential impacts on the reliability and cost of Ameren Missouri’s service to its customers; Ameren Missouri’s plans to mitigate the customer impacts of the accelerated retirement; and the prudence of Ameren Missouri’s actions and decisions with regard to the Rush Island Energy Center, among other things. In April 2022, the MoPSC staff filed an initial report with the MoPSC in which the staff concluded early retirement of the Rush Island Energy Center may cause reliability concerns. The MoPSC staff is under no deadline to complete this review. In Ameren Missouri’s last electric service regulatory rate review, the MoPSC staff recommended a lower rate base for the Rush Island Energy Center claiming imprudent actions by Ameren Missouri. While the nonunanimous stipulation and agreement approved in that regulatory rate review by the June 2023 MoPSC electric rate order did not specify any rate base disallowance, it did not preclude parties to the agreement from raising issues regarding the prudence of Ameren Missouri’s actions and decisions with regard to the energy center in future proceedings. As part of the assessment of any potential future abandonment loss, consideration will be given to rate and securitization orders issued by the MoPSC to Ameren Missouri and to orders issued to other Missouri utilities with similar facts.
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
•extending the retirement date of the coal-fired Sioux Energy Center from 2028 to 2030 to ensure reliability during the transition to clean energy generation;
•accelerating the retirement date of the Rush Island coal-fired energy center to 2025;
•retiring the Meramec coal-fired energy center at the end of its useful life, which was completed in December 2022;
•retiring the generating units at the Labadie coal-fired energy center at the end of their useful lives (two generating units by 2036 and the other two by 2042);
•accelerating the retirement date of the Venice natural gas-fired energy center to 2029; and
•retiring Ameren Missouri’s other natural gas-fired energy centers in Illinois by 2040.
Ameren Missouri’s plan could be affected by, among other factors: Ameren Missouri’s ability to obtain CCNs from the MoPSC, and any other required approvals for the addition of renewable resources or natural gas-fired combined cycle generation, retirement of energy centers, and new or continued customer energy-efficiency programs; the ability to enter into agreements for renewable or natural gas-fired combined cycle generation and acquire or construct that generation at a reasonable cost; the ability of suppliers, contractors, and developers to meet contractual commitments and timely complete projects, which is dependent upon the availability of necessary labor, materials, and equipment, geopolitical conflict, or government actions, among other things; changes in the scope and timing of projects; the ability to qualify for, and use or transfer, federal production or investment tax credits; the cost of wind, solar, and other renewable generation and battery storage technologies; the cost of natural gas or hydrogen CT technologies; the ability to maintain system reliability during and after the transition to clean energy generation; new and/or changes in environmental regulations, including those related to CO2 and other greenhouse gas emissions; energy prices and demand; Ameren Missouri’s ability to obtain necessary rights-of-way, easements, and transmission interconnection agreements at an acceptable cost and in a timely fashion, the inability to earn an adequate return on invested capital; and the ability to raise capital on reasonable terms. The next integrated resource plan will be filed in September 2023.
•Missouri law allows Missouri electric utility companies to petition the MoPSC for a financing order to authorize the issuance of securitized utility tariff bonds to finance the cost of retiring electric generation facilities before the end of their useful lives. In connection with the planned accelerated retirement of the Rush Island Energy Center due to the NSR and Clean Air Act Litigation discussed above, Ameren Missouri expects to seek approval from the MoPSC as early as the fourth quarter of 2023, to finance the costs associated with the retirement, including the remaining unrecovered net plant balance associated with the facility, through the issuance of securitized utility tariff bonds.
•During 2022 and 2023, Ameren Missouri, and certain subsidiaries of Ameren Missouri, entered into agreements to acquire and/or construct various solar generation facilities, with various regulatory approvals pending. All of the solar generation facilities are aligned with the 2022 Change to the 2020 IRP discussed above, and capital expenditures related to these facilities are included in Ameren’s and Ameren Missouri’s expected capital investments discussed below.
•Ameren Missouri’s 2022 Change to the 2020 IRP targets cleaner and more diverse sources of energy generation, including solar generation. While rights to acquire and/or construct the solar facilities discussed above were secured through agreements, supply chain disruptions, including solar panel shortages and increasing material costs as a result of government tariffs and other factors, could affect the costs, as well as the timing, of these projects and other solar generation projects. The supply of solar panel components to the United States was significantly disrupted as a result of an investigation initiated by the United States Department of Commerce in late March 2022, which could result in significant tariffs on solar panel components imported from four Southeast Asian countries. The investigation is in response to a petition, which alleged that Chinese solar manufacturers shifted solar panel component manufacturing to these countries to avoid tariffs imposed on imports from China. In December 2022, the United States Department of Commerce issued a preliminary determination, finding that all exporters and producers of solar panel components from the four Southeast Asian countries, with a few exceptions, have been circumventing tariffs imposed on imports from China. As a result of the preliminary determination, importers and exporters may avoid the imposition of increased tariffs by certifying to the United States Department of Commerce that the entry of solar panel components into the United States are not subject to the investigation or that they fall within the scope of the 24-month waiver of tariffs discussed below. Failure to submit the applicable certifications, or denial of the submitted certifications by the United States Department of Commerce, could result in increased tariffs on solar panel components that are subject to the investigation and entered the United States on or after April 1, 2022. The United States Department of Commerce is expected to issue a final determination by mid-August 2023. Additionally, certain solar panel components from China have been subject to detention by the United States Customs and Border Protection Agency as a result of the Uyghur Forced Labor Prevention Act that became effective in June 2022. Also, in June 2022, President Biden authorized the United States Department of Energy to use the Defense Production Act to rapidly expand American manufacturing of five critical clean energy technologies, including solar panel components. President Biden also took executive action to temporarily lift certain tariffs on solar panel components imported from the four Southeast Asian countries under investigation by the United States Department of Commerce for 24 months in order to allow the United States access to a sufficient supply of solar panel components to meet electricity generation needs while domestic manufacturing scales up. Any future tariffs or other outcomes resulting from the investigation by the United States Department of Commerce or actions by the United States Customs and Border Protection Agency could affect the cost and the availability of solar panel components and the timing and amount of Ameren Missouri’s estimated capital expenditures associated with solar generation investments.
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
•As a result of major storms experienced throughout our service territories in late June and July 2023, Ameren Missouri and Ameren Illinois expect capital expenditures related to restoration costs of approximately $65 million to $80 million and $60 million to $75 million, respectively.
•In 2021, the MISO issued a report outlining a preliminary long-range transmission planning roadmap of projects through 2039, which considers the rapidly changing generation mix within MISO resulting from significant additions of renewable generation, actual and expected generation plant closures, and state mandates or goals for clean energy or carbon emissions reductions. In July 2022, the MISO approved the first tranche of projects under the first phase of the roadmap. A portion of these projects were assigned to various utilities, of which Ameren was awarded projects that are estimated to cost approximately $1.8 billion, based on the MISO’s cost estimate. Construction on the Ameren projects is expected to begin in 2025, with completion dates expected near the end of this decade. The MISO initiated requests for proposals for additional first tranche competitive bid projects in December 2022, June 2023, and July 2023, with proposals due in May 2023, November 2023, and October 2023, respectively. These competitive-bid projects are estimated by the MISO to cost approximately $0.7 billion and are expected to be awarded between late-2023 and mid-2024. In November 2022, the MISO released plans for a second tranche of projects and began the process of identifying a list of projects for consideration under this tranche. Ameren expects the second tranche of projects to be approved in the first half of 2024. In July 2022, a group of industrial customers filed a complaint with the FERC, challenging provisions of a MISO tariff that exclude regional transmission projects from the MISO’s competitive bid process based on state laws related to the right of first refusal, which provide an incumbent utility the right to build, maintain, and own transmission lines located within its service territory. The complaint seeks to require MISO to revise its tariff to prohibit the application of state laws related to the right of first refusal in the MISO’s long-range transmission planning and require projects to be bid on a competitive basis, to the maximum extent possible. It also is asking for refunds related to any costs under the tariff that would not comply with the sought-after revisions. The FERC is under no deadline to issue an order in this proceeding.
•In July 2022, an Illinois law prohibiting the state’s oversight of certain electric utilities’ choice of RTO membership ceased to be effective. Given the change in law and the high prices resulting from MISO’s April 2022 capacity auction, the ICC issued an order requiring

Ameren Illinois to perform a cost-benefit study of continued participation in the MISO compared to participation in PJM Interconnection LLC, another RTO. In July 2023, Ameren Illinois filed its cost-benefit study with the ICC. The cost-benefit study examined the impacts of participation in each RTO, including reliability, resiliency, affordability, and environmental impacts, among other things, for a period of five to 10 years, beginning June 2024. The study concluded that continued participation in the MISO was prudent and more cost-beneficial than participation in PJM Interconnection LLC. The ICC is under no obligation to issue an order related to the cost-benefit study.
•Environmental regulations, including those related to CO2 emissions, or other actions taken by the EPA or state regulators, or requirements that may result from the NSR and Clean Air Act Litigation, could result in significant increases in capital expenditures and operating costs. Regulations can be reviewed and repealed, and replacement or alternative regulations can be proposed or adopted by the current federal administration, including the EPA. See Note 9 – Commitments and Contingencies under Part I, Item 1, of this report, for additional information on environmental matters, including the NSR and Clean Air Act litigation. The ultimate implementation of any of these new regulations, as well as the timing of any such implementation, is uncertain. However, the individual or combined effects of existing and new environmental regulations could result in significant capital expenditures, increased operating costs, or the closure or alteration of some of Ameren Missouri’s coal and natural gas-fired energy centers. Ameren Missouri’s capital expenditures are subject to MoPSC prudence reviews, which could result in cost disallowances, as well as regulatory lag. The cost of Ameren Illinois’ purchased power and natural gas purchased for resale could increase. However, Ameren Illinois expects that these costs would be recovered from customers with no material adverse effect on its results of operations, financial position, or liquidity. Ameren’s and Ameren Missouri’s earnings could benefit from increased investment to comply with environmental regulations if those investments are reflected and recovered on a timely basis in customer rates.
•The Ameren Companies have multiyear credit agreements that cumulatively provide $2.6 billion of credit through December 2027, subject to a 364-day repayment term for Ameren Missouri and Ameren Illinois, with the option to seek incremental commitments to increase the cumulative credit provided to $3.2 billion. See Note 3 – Short-term Debt and Liquidity under Part I, Item 1, of this report and Note 4 – Short-term Debt and Liquidity under Part II, Item 8, in the Form 10-K for additional information regarding the Credit Agreements. See Note 5 – Long-term Debt and Equity Financings under Part II, Item 8, in the Form 10-K for long-term debt maturities from 2023 to 2027 and beyond at Ameren (parent), Ameren Missouri, Ameren Illinois, and ATXI and see Note 4 – Long-term Debt and Equity Financings under Part I, Item 1, of this report for principal payments made on long-term debt during 2023 through the date of this report. Ameren, Ameren Missouri, and Ameren Illinois each believe that their liquidity is adequate given their respective expected operating cash flows, capital expenditures, and financing plans, and expect to continue to have access to the capital and credit markets on reasonable terms when needed. However, there can be no assurance that significant changes in economic conditions, disruptions in the capital and credit markets, or other unforeseen events will not materially affect their ability to execute their expected operating, capital, or financing plans.
•Ameren expects its cash used for currently planned capital expenditures and dividends to exceed cash provided by operating activities over the next several years. As part of its funding plan for capital expenditures, Ameren is using newly issued shares of common stock to satisfy requirements under the DRPlus and employee benefit plans and expects to continue to do so through at least 2027. Ameren expects these equity issuances to total about $100 million annually. In addition, Ameren has an ATM program under which Ameren may offer and sell from time to time common stock, which includes the ability to enter into forward sales agreements, subject to market conditions and other factors. As of June 30, 2023, Ameren had multiple forward sale agreements that could be settled under the ATM program with various counterparties relating to 4.3 million shares of common stock. Ameren expects to settle approximately $300 million of the forward sale agreements with physical delivery of 3.2 million shares of common stock by December 31, 2023. Also, Ameren plans to issue approximately $500 million of equity each year from 2024 to 2027, in addition to issuances under the DRPlus and employee benefit plans. As of June 30, 2023, Ameren had approximately $910 million of common stock available for sale under the ATM program, which takes into account the forward sale agreements in effect as of June 30, 2023. Ameren expects its equity to total capitalization to be about 45% by December 31, 2027, with the long-term intent to support solid investment-grade credit ratings. Ameren Missouri and Ameren Illinois expect to fund cash flow needs through debt issuances, adjustments of dividends to Ameren (parent), and/or capital contributions from Ameren (parent).
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
•As of June 30, 2023, Ameren had $198 million in tax benefits from federal and state income tax credit carryforwards and $48 million in tax benefits from federal and state net operating loss carryforwards, which will be utilized in future periods. Future expected income tax payments are based on expected taxable income, available income tax credit and net operating loss carryforwards, and current tax law. Expected taxable income is affected by expected capital expenditures, when property, plant, and equipment is placed in-service or retired, and the timing of regulatory reviews, among other things. Ameren expects federal income tax payments at the required minimum levels from 2023 to 2027 resulting from the anticipated use of existing production tax credits generated by Ameren Missouri’s High Prairie Renewable and Atchison Renewable energy centers, existing income tax credit and net operating loss carryforwards, and outstanding refunds. Based on its preliminary calculations, Ameren does not expect to be subject to the 15% minimum tax on adjusted financial statement income imposed by the IRA in 2023 and 2024. Ameren expects annual federal income tax payments, including payments related to the 15% minimum tax pursuant to the IRA, to be immaterial through 2027.
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
Ameren Missouri received a planned delivery of enriched uranium from a Russian supplier in the spring of 2023. The planned delivery concluded the nuclear fuel supply agreement with this Russian supplier with no future deliveries planned with any Russian suppliers. Ameren Missouri has sufficient inventory and supply contracts with non-Russian suppliers that adequately meet all of the nuclear fuel needs of the Callaway Energy Center through the 2026 refueling reload.
ITEM 4. CONTROLS AND PROCEDURES.
(a)Evaluation of Disclosure Controls and Procedures
As of June 30, 2023, evaluations were performed under the supervision and with the participation of management, including the principal executive officer and the principal financial officer of each of the Ameren Companies, of the effectiveness of the design and operation of such registrant’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act). Based on those evaluations, as of June 30, 2023, the principal executive officer and the principal financial officer of each of the Ameren Companies concluded that such disclosure controls and procedures are effective to provide assurance that information required to be disclosed in such registrant’s reports filed or submitted under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms and such information is accumulated and communicated to its management, including its principal executive officer and its principal financial officer, to allow timely decisions regarding required disclosure.
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
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.
Ameren Corporation, Ameren Missouri, and Ameren Illinois did not purchase equity securities reportable under Item 703 of Regulation S-K during the period from April 1, 2023, to June 30, 2023.
ITEM 5. OTHER INFORMATION.
Insider Adoption or Termination of Trading Arrangements
During the fiscal quarter ended June 30, 2023, none of our directors or officers informed us of the adoption or termination of a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as those terms are defined in Regulation S-K, Item 408.

ITEM 6. EXHIBITS.
The documents listed below are being filed or have previously been filed on behalf of the Ameren Companies and are incorporated herein by reference from the documents indicated and made a part hereof. Exhibits not identified as previously filed are filed herewith.

Exhibit Designation	Registrant(s)	Nature of Exhibit	Previously Filed as Exhibit to:
Instruments Defining Rights of Security Holders, Including Indentures
4.1	Ameren Ameren Illinois	Supplemental Indenture, dated as of May 1, 2023, to the Ameren Illinois Mortgage for 4.95% First Mortgage Bonds due 2033	May 31, 2023 Form 8-K, Exhibit 4.2, File No. 1-3672
Material Contracts
10.1	Ameren Ameren Missouri
First Amendment, dated as of April 19, 2023, to Amended and Restated Credit Agreement, dated as of December 6, 2022, by and among Ameren, Ameren Missouri and JPMorgan Chase Bank, N.A., as agent and the lenders party thereto

10.2	Ameren Ameren Illinois
First Amendment, dated as of April 19, 2023, to Amended and Restated Credit Agreement, dated as of December 6, 2022, by and among Ameren, Ameren Illinois and JPMorgan Chase Bank, N.A., as agent and the lenders party thereto

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
Date: August 3, 2023