Form 10-Q
period 2023-09-30
AMEREN CORP; Ameren Illinois Co; UNION ELECTRIC CO
filed 2023-11-09
CIK 1002910, 18654, 100826

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the Quarterly Period Ended September 30, 2023

OR

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from to

Commission File Number	Exact name of registrant as specified in its charter; State of Incorporation; Address and Telephone Number	IRS Employer Identification No.
1-14756	Ameren Corporation	43-1723446
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

Ameren Corporation	☐
Union Electric Company	☐
Ameren Illinois Company	☐
Indicate by check mark whether each registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Ameren Corporation	Yes	☐	No	☒
Union Electric Company	Yes	☐	No	☒
Ameren Illinois Company	Yes	☐	No	☒
The number of shares outstanding of each registrant’s classes of common stock as of October 31, 2023, was as follows:

Registrant	Title of each class of common stock	Shares outstanding
Ameren Corporation	Common stock, $0.01 par value per share	262,945,048
Union Electric Company	Common stock, $5 par value per share, held by Ameren Corporation	102,123,834
Ameren Illinois Company	Common stock, no par value, held by Ameren Corporation	25,452,373

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
2023 IRP – Integrated Resource Plan, a long-term nonbinding plan that Ameren Missouri filed with the MoPSC in September 2023 that includes Ameren Missouri’s preferred plan for meeting customers’ projected long-term energy needs.
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

FORWARD-LOOKING STATEMENTS
Statements in this report not based on historical facts are considered “forward-looking” and, accordingly, involve risks and uncertainties that could cause actual results to differ materially from those discussed. Although such forward-looking statements have been made in good faith and are based on reasonable assumptions, there is no assurance that the expected results will be achieved. These statements include (without limitation) statements as to future expectations, beliefs, plans, projections, strategies, targets, estimates, objectives, events, conditions, and financial performance. In connection with the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995, we are providing this cautionary statement to identify important factors that could cause actual results to differ materially from those anticipated. The following factors, in addition to those discussed within Risk Factors in the Form 10-K, and elsewhere in this report and in our other filings with the SEC, could cause actual results to differ materially from management expectations suggested in such forward-looking statements:
•regulatory, judicial, or legislative actions, and any changes in regulatory policies and ratemaking determinations, that may change regulatory recovery mechanisms, such as those that may result from the MoPSC staff review of the planned Rush Island Energy Center retirement, Ameren Illinois’ MYRP electric distribution service regulatory rate review filed in January 2023 with the ICC, Ameren Illinois’ natural gas regulatory rate review filed in January 2023 with the ICC, Ameren Illinois’ electric distribution service revenue requirement reconciliation adjustment request filed with the ICC in April 2023, and the August 2022 United States Court of Appeals for the District of Columbia Circuit ruling that vacated FERC’s MISO ROE-determining orders and remanded the proceedings to the FERC;
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
•the effect on Ameren Missouri of any customer rate caps or limitations on increasing the electric service revenue requirement in connection with Ameren Missouri’s election to use the PISA;
•Ameren Missouri’s ability to construct and/or acquire wind, solar, and other renewable energy generation facilities and battery storage, as well as natural gas-fired energy centers, retire fossil fuel-fired energy centers, and implement new or existing customer energy-efficiency programs, including any such construction, acquisition, retirement, or implementation in connection with its Smart Energy Plan, integrated resource plan, or emissions reduction goals, and to recover its cost of investment, a related return, and, in the case of customer energy-efficiency programs, any lost margins in a timely manner, each of which is affected by the ability to obtain all necessary regulatory and project approvals, including CCNs from the MoPSC or any other required approvals for the addition of renewable resources;
•Ameren Missouri’s ability to use or transfer federal production and investment tax credits related to renewable energy centers; the cost of wind, solar, and other renewable generation and storage technologies; and our ability to obtain timely interconnection agreements with the MISO or other RTOs at an acceptable cost for each facility;
•the outcome of competitive bids related to requests for proposals associated with the MISO’s long-range transmission planning;

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
•advancements in energy technologies, including carbon capture, utilization, and sequestration, hydrogen fuel for electric production and energy storage, next generation nuclear, large-scale long-cycle battery storage, and the impact of federal and state energy and economic policies with respect to those technologies;
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
•disruptions in the delivery of fuel, failure of our fuel suppliers to provide adequate quantities or quality of fuel, or lack of adequate inventories of fuel, including nuclear fuel assemblies from primarily one NRC-licensed supplier of Ameren Missouri’s Callaway Energy Center assemblies;
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
•legal and administrative proceedings;
•pandemics or other health events, and their impacts on our results of operations, financial position, and liquidity; and
•the impacts of the Russian invasion of Ukraine and the Israel-Hamas war, related sanctions imposed by the U.S. and other governments, and any broadening of such conflicts, including potential impacts on the cost and availability of fuel, natural gas, enriched uranium, and other commodities, materials, and services, the inability of our counterparties to perform their obligations, disruptions in the capital and credit markets, and other impacts on business, economic, and geopolitical conditions, including inflation.
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

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS.

AMEREN CORPORATION
CONSOLIDATED STATEMENT OF INCOME AND COMPREHENSIVE INCOME
(Unaudited) (In millions, except per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Operating Revenues:
Electric	$1,921	$2,140	$5,096	$4,971
Natural gas	139	166	786	940
Total operating revenues	2,060	2,306	5,882	5,911
Operating Expenses:
Fuel	158	117	423	376
Purchased power	272	563	1,095	1,058
Natural gas purchased for resale	30	58	280	431
Other operations and maintenance	470	475	1,368	1,427
Depreciation and amortization	369	350	1,024	965
Taxes other than income taxes	147	144	398	415
Total operating expenses	1,446	1,707	4,588	4,672
Operating Income	614	599	1,294	1,239
Other Income, Net	101	58	261	180
Interest Charges	152	126	413	356
Income Before Income Taxes	563	531	1,142	1,063
Income Taxes	69	78	144	148
Net Income	494	453	998	915
Less: Net Income Attributable to Noncontrolling Interests	1	1	4	4
Net Income Attributable to Ameren Common Shareholders	$493	$452	$994	$911

Net Income	$494	$453	$998	$915
Other Comprehensive Income (Loss), Net of Taxes
Pension and other postretirement benefit plan activity, net of income taxes (benefit) of $(1), $—, $(1), and $—, respectively	(1)	—	(3)	1
Comprehensive Income	493	453	995	916
Less: Comprehensive Income Attributable to Noncontrolling Interests	1	1	4	4
Comprehensive Income Attributable to Ameren Common Shareholders	$492	$452	$991	$912

Earnings per Common Share – Basic	$1.88	$1.75	$3.79	$3.53

Earnings per Common Share – Diluted	$1.87	$1.74	$3.78	$3.51

Weighted-average Common Shares Outstanding – Basic	262.8	258.4	262.5	258.2
Weighted-average Common Shares Outstanding – Diluted	263.4	259.5	263.2	259.3
The accompanying notes are an integral part of these consolidated financial statements.

AMEREN CORPORATION
CONSOLIDATED BALANCE SHEET
(Unaudited) (In millions, except per share amounts)

	September 30, 2023	December 31, 2022
ASSETS
Current Assets:
Cash and cash equivalents	$8	$10
Accounts receivable – trade (less allowance for doubtful accounts of $33 and $31, respectively)	597	600
Unbilled revenue	360	446
Miscellaneous accounts receivable	65	54
Inventories	760	667
Current regulatory assets	157	354
Investment in industrial development revenue bonds	—	240
Current collateral assets	13	142
Other current assets	124	155
Total current assets	2,084	2,668
Property, Plant, and Equipment, Net	32,938	31,262
Investments and Other Assets:
Nuclear decommissioning trust fund	1,042	958
Goodwill	411	411
Regulatory assets	1,772	1,426
Pension and other postretirement benefits	470	411
Other assets	882	768
Total investments and other assets	4,577	3,974
TOTAL ASSETS	$39,599	$37,904
LIABILITIES AND EQUITY
Current Liabilities:
Current maturities of long-term debt	$849	$340
Short-term debt	1,340	1,070
Accounts and wages payable	955	1,159
Taxes accrued	209	59
Other current liabilities	664	738
Total current liabilities	4,017	3,366
Long-term Debt, Net	13,829	13,685
Deferred Credits and Other Liabilities:
Accumulated deferred income taxes and tax credits, net	4,068	3,804
Regulatory liabilities	5,336	5,309
Asset retirement obligations	761	763
Other deferred credits and liabilities	416	340
Total deferred credits and other liabilities	10,581	10,216
Commitments and Contingencies (Notes 2, 9, and 10)
Shareholders’ Equity:
Common stock, $.01 par value, 400.0 shares authorized – shares outstanding of 262.9 and 262.0, respectively	3	3
Other paid-in capital, principally premium on common stock	6,900	6,860
Retained earnings	4,144	3,646
Accumulated other comprehensive loss	(4)	(1)
Total shareholders’ equity	11,043	10,508
Noncontrolling Interests	129	129
Total equity	11,172	10,637
TOTAL LIABILITIES AND EQUITY	$39,599	$37,904
The accompanying notes are an integral part of these consolidated financial statements.

AMEREN CORPORATION
CONSOLIDATED STATEMENT OF CASH FLOWS
(Unaudited) (In millions)
	Nine Months Ended September 30,
	2023	2022
Cash Flows From Operating Activities:
Net income	$998	$915
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,063	1,016
Amortization of nuclear fuel	56	46
Amortization of debt issuance costs and premium/discounts	12	17
Deferred income taxes and investment tax credits, net	128	137
Allowance for equity funds used during construction	(39)	(31)
Stock-based compensation costs	21	18
Other	12	63
Changes in assets and liabilities:
Receivables	54	(296)
Inventories	(93)	(103)
Accounts and wages payable	(287)	(128)
Taxes accrued	156	147
Regulatory assets and liabilities	15	(17)
Assets, other	(78)	(87)
Liabilities, other	51	19
Pension and other postretirement benefits	(182)	(49)
Counterparty collateral, net	144	(68)
Net cash provided by operating activities	2,031	1,599
Cash Flows From Investing Activities:
Capital expenditures	(2,571)	(2,437)
Nuclear fuel expenditures	(63)	(22)
Purchases of securities – nuclear decommissioning trust fund	(156)	(176)
Sales and maturities of securities – nuclear decommissioning trust fund	136	163
Other	(2)	14
Net cash used in investing activities	(2,656)	(2,458)
Cash Flows From Financing Activities:
Dividends on common stock	(496)	(457)
Dividends paid to noncontrolling interest holders	(4)	(4)
Short-term debt, net	272	675
Maturities of long-term debt	(100)	(450)
Issuances of long-term debt	997	1,118
Issuances of common stock	28	29
Employee payroll taxes related to stock-based compensation	(20)	(16)
Debt issuance costs	(12)	(11)
Other	(10)	—
Net cash provided by financing activities	655	884
Net change in cash, cash equivalents, and restricted cash	30	25
Cash, cash equivalents, and restricted cash at beginning of year	216	155
Cash, cash equivalents, and restricted cash at end of period	$246	$180
The accompanying notes are an integral part of these consolidated financial statements.

AMEREN CORPORATION
CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY
(Unaudited) (In millions, except per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Common Stock	$3	$3	$3	$3

Other Paid-in Capital:
Beginning of period	6,880	6,527	6,860	6,502
Shares issued under the DRPlus and 401(k) plan	12	12	35	37
Stock-based compensation activity	8	9	5	9
Other paid-in capital, end of period	6,900	6,548	6,900	6,548

Retained Earnings:
Beginning of period	3,817	3,336	3,646	3,182
Net income attributable to Ameren common shareholders	493	452	994	911
Dividends on common stock	(166)	(152)	(496)	(457)
Retained earnings, end of period	4,144	3,636	4,144	3,636

Accumulated Other Comprehensive Income (Loss):
Deferred retirement benefit costs, beginning of period	(3)	14	(1)	13
Change in deferred retirement benefit costs	(1)	—	(3)	1
Deferred retirement benefit costs, end of period	(4)	14	(4)	14
Total accumulated other comprehensive income (loss), end of period	(4)	14	(4)	14
Total Shareholders’ Equity	$11,043	$10,201	$11,043	$10,201

Noncontrolling Interests:
Beginning of period	129	129	129	129
Net income attributable to noncontrolling interest holders	1	1	4	4
Dividends paid to noncontrolling interest holders	(1)	(1)	(4)	(4)
Noncontrolling interests, end of period	129	129	129	129
Total Equity	$11,172	$10,330	$11,172	$10,330

Common stock shares outstanding at beginning of period	262.7	258.4	262.0	257.7
Shares issued under the DRPlus and 401(k) plan	0.2	0.1	0.4	0.4
Shares issued for stock-based compensation	—	—	0.5	0.4
Common stock shares outstanding at end of period	262.9	258.5	262.9	258.5

Dividends per common share	$0.63	$0.59	$1.89	$1.77
The accompanying notes are an integral part of these consolidated financial statements.

UNION ELECTRIC COMPANY (d/b/a AMEREN MISSOURI)
CONSOLIDATED STATEMENT OF INCOME
(Unaudited) (In millions)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Operating Revenues:
Electric	$1,219	$1,338	$2,978	$2,966
Natural gas	18	21	123	130
Total operating revenues	1,237	1,359	3,101	3,096
Operating Expenses:
Fuel	158	117	423	376
Purchased power	75	247	420	458
Natural gas purchased for resale	4	7	60	65
Other operations and maintenance	256	252	732	744
Depreciation and amortization	217	208	579	550
Taxes other than income taxes	108	106	276	281
Total operating expenses	818	937	2,490	2,474
Operating Income	419	422	611	622
Other Income, Net	44	25	85	72
Interest Charges	63	58	166	157
Income Before Income Taxes	400	389	530	537
Income Taxes Benefit	(12)	(9)	(14)	(13)
Net Income	412	398	544	550
Preferred Stock Dividends	1	1	3	3
Net Income Available to Common Shareholder	$411	$397	$541	$547
The accompanying notes as they relate to Ameren Missouri are an integral part of these consolidated financial statements.

UNION ELECTRIC COMPANY (d/b/a AMEREN MISSOURI)
CONSOLIDATED BALANCE SHEET
(Unaudited) (In millions, except per share amounts)

	September 30, 2023	December 31, 2022
ASSETS
Current Assets:
Cash and cash equivalents	$3	$—
Accounts receivable – trade (less allowance for doubtful accounts of $12 and $13, respectively)	289	244
Accounts receivable – affiliates	16	51
Unbilled revenue	240	184
Miscellaneous accounts receivable	24	18
Inventories	512	434
Current regulatory assets	91	254
Investment in industrial development revenue bonds	—	240
Current collateral assets	12	101
Other current assets	41	66
Total current assets	1,228	1,592
Property, Plant, and Equipment, Net	16,797	16,124
Investments and Other Assets:
Nuclear decommissioning trust fund	1,042	958
Regulatory assets	700	594
Pension and other postretirement benefits	120	98
Other assets	137	140
Total investments and other assets	1,999	1,790
TOTAL ASSETS	$20,024	$19,506
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Current maturities of long-term debt	$350	$240
Short-term debt	157	329
Accounts and wages payable	396	606
Accounts payable – affiliates	85	43
Taxes accrued	181	29
Other current liabilities	213	323
Total current liabilities	1,382	1,570
Long-term Debt, Net	5,991	5,846
Deferred Credits and Other Liabilities:
Accumulated deferred income taxes and tax credits, net	2,018	1,982
Regulatory liabilities	2,851	2,871
Asset retirement obligations	757	759
Other deferred credits and liabilities	57	51
Total deferred credits and other liabilities	5,683	5,663
Commitments and Contingencies (Notes 2, 8, 9, and 10)
Shareholders’ Equity:
Common stock, $5 par value, 150.0 shares authorized – 102.1 shares outstanding	511	511
Other paid-in capital, principally premium on common stock	2,725	2,725
Preferred stock	80	80
Retained earnings	3,652	3,111
Total shareholders’ equity	6,968	6,427
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$20,024	$19,506
The accompanying notes as they relate to Ameren Missouri are an integral part of these consolidated financial statements.

UNION ELECTRIC COMPANY (d/b/a AMEREN MISSOURI)
CONSOLIDATED STATEMENT OF CASH FLOWS
(Unaudited) (In millions)

	Nine Months Ended September 30,
	2023	2022
Cash Flows From Operating Activities:
Net income	$544	$550
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	618	603
Amortization of nuclear fuel	56	46
Amortization of debt issuance costs and premium/discounts	5	5
Deferred income taxes and investment tax credits, net	(73)	(17)
Allowance for equity funds used during construction	(20)	(17)
Other	(12)	9
Changes in assets and liabilities:
Receivables	(119)	(160)
Inventories	(78)	(19)
Accounts and wages payable	(206)	(192)
Taxes accrued	222	161
Regulatory assets and liabilities	65	(164)
Assets, other	12	(9)
Liabilities, other	(5)	14
Pension and other postretirement benefits	(67)	(12)
Counterparty collateral, net	89	(72)
Net cash provided by operating activities	1,031	726
Cash Flows From Investing Activities:
Capital expenditures	(1,255)	(1,237)
Nuclear fuel expenditures	(63)	(22)
Purchases of securities – nuclear decommissioning trust fund	(156)	(176)
Sales and maturities of securities – nuclear decommissioning trust fund	136	163
Other	—	17
Net cash used in investing activities	(1,338)	(1,255)
Cash Flows From Financing Activities:
Dividends on preferred stock	(3)	(3)
Short-term debt, net	(172)	13
Issuances of long-term debt	499	524
Debt issuance costs	(7)	(6)
Other	(10)	—
Net cash provided by financing activities	307	528
Net change in cash, cash equivalents, and restricted cash	—	(1)
Cash, cash equivalents, and restricted cash at beginning of year	13	8
Cash, cash equivalents, and restricted cash at end of period	$13	$7
The accompanying notes as they relate to Ameren Missouri are an integral part of these consolidated financial statements.

UNION ELECTRIC COMPANY (d/b/a AMEREN MISSOURI)
CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY
(Unaudited) (In millions)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Common Stock	$511	$511	$511	$511

Other Paid-in Capital	2,725	2,725	2,725	2,725

Preferred Stock	80	80	80	80

Retained Earnings:
Beginning of period	3,241	2,745	3,111	2,595
Net income	412	398	544	550
Dividends on preferred stock	(1)	(1)	(3)	(3)
Retained earnings, end of period	3,652	3,142	3,652	3,142

Total Shareholders’ Equity	$6,968	$6,458	$6,968	$6,458
The accompanying notes as they relate to Ameren Missouri are an integral part of these consolidated financial statements.

AMEREN ILLINOIS COMPANY (d/b/a AMEREN ILLINOIS)
STATEMENT OF INCOME
(Unaudited) (In millions)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Operating Revenues:
Electric	$661	$758	$1,998	$1,886
Natural gas	122	146	665	811
Total operating revenues	783	904	2,663	2,697
Operating Expenses:
Purchased power	200	319	679	608
Natural gas purchased for resale	26	51	220	366
Other operations and maintenance	200	215	603	663
Depreciation and amortization	139	130	410	382
Taxes other than income taxes	34	34	108	122
Total operating expenses	599	749	2,020	2,141
Operating Income	184	155	643	556
Other Income, Net	37	26	115	75
Interest Charges	54	42	151	125
Income Before Income Taxes	167	139	607	506
Income Taxes	42	36	154	130
Net Income	125	103	453	376
Preferred Stock Dividends	—	—	1	1
Net Income Available to Common Shareholder	$125	$103	$452	$375
The accompanying notes as they relate to Ameren Illinois are an integral part of these financial statements.

AMEREN ILLINOIS COMPANY (d/b/a AMEREN ILLINOIS)
BALANCE SHEET
(Unaudited) (In millions)

	September 30, 2023	December 31, 2022
ASSETS
Current Assets:
Cash and cash equivalents	$—	$—
Accounts receivable – trade (less allowance for doubtful accounts of $21 and $18, respectively)	294	341
Accounts receivable – affiliates	11	12
Unbilled revenue	120	262
Miscellaneous accounts receivable	29	23
Inventories	248	233
Current regulatory assets	63	87
Other current assets	46	98
Total current assets	811	1,056
Property, Plant, and Equipment, Net	14,271	13,353
Investments and Other Assets:
Goodwill	411	411
Regulatory assets	1,046	821
Pension and other postretirement benefits	341	318
Other assets	565	482
Total investments and other assets	2,363	2,032
TOTAL ASSETS	$17,445	$16,441
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Current maturities of long-term debt	$—	$100
Short-term debt	59	264
Accounts and wages payable	420	451
Accounts payable – affiliates	136	93
Customer deposits	132	87
Current regulatory liabilities	53	64
Other current liabilities	242	232
Total current liabilities	1,042	1,291
Long-term Debt, Net	5,231	4,735
Deferred Credits and Other Liabilities:
Accumulated deferred income taxes and investment tax credits, net	1,845	1,699
Regulatory liabilities	2,353	2,313
Other deferred credits and liabilities	304	235
Total deferred credits and other liabilities	4,502	4,247
Commitments and Contingencies (Notes 2, 8, and 9)
Shareholders’ Equity:
Common stock, no par value, 45.0 shares authorized – 25.5 shares outstanding	—	—
Other paid-in capital	2,979	2,929
Preferred stock	49	49
Retained earnings	3,642	3,190
Total shareholders’ equity	6,670	6,168
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$17,445	$16,441
The accompanying notes as they relate to Ameren Illinois are an integral part of these financial statements.

AMEREN ILLINOIS COMPANY (d/b/a AMEREN ILLINOIS)
STATEMENT OF CASH FLOWS
(Unaudited) (In millions)

	Nine Months Ended September 30,
	2023	2022
Cash Flows From Operating Activities:
Net income	$453	$376
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	410	381
Amortization of debt issuance costs and premium/discounts	3	9
Deferred income taxes and investment tax credits, net	123	92
Allowance for equity funds used during construction	(15)	(14)
Other	31	19
Changes in assets and liabilities:
Receivables	164	(138)
Inventories	(15)	(84)
Accounts and wages payable	(77)	62
Taxes accrued	19	54
Regulatory assets and liabilities	(45)	147
Assets, other	(80)	(70)
Liabilities, other	74	25
Pension and other postretirement benefits	(74)	(29)
Counterparty collateral, net	55	5
Net cash provided by operating activities	1,026	835
Cash Flows From Investing Activities:
Capital expenditures	(1,226)	(1,145)
Other	(3)	—
Net cash used in investing activities	(1,229)	(1,145)
Cash Flows From Financing Activities:
Dividends on preferred stock	(1)	(1)
Short-term debt, net	(205)	250
Maturities of long-term debt	(100)	(400)
Issuances of long-term debt	498	499
Capital contributions from parent	50	—
Debt issuance costs	(5)	(5)
Net cash provided by financing activities	237	343
Net change in cash, cash equivalents, and restricted cash	34	33
Cash, cash equivalents and restricted cash at beginning of year	191	133
Cash, cash equivalents, and restricted cash at end of period	$225	$166
The accompanying notes as they relate to Ameren Illinois are an integral part of these financial statements.

AMEREN ILLINOIS COMPANY (d/b/a AMEREN ILLINOIS)
STATEMENT OF SHAREHOLDERS’ EQUITY
(Unaudited) (In millions)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Common Stock	$—	$—	$—	$—

Other Paid-in Capital:
Beginning of period	2,929	2,914	2,929	2,914
Capital contributions from parent	50	—	50	—
Other paid-in capital, end of period	2,979	2,914	2,979	2,914

Preferred Stock	49	49	49	49

Retained Earnings:
Beginning of period	3,517	2,949	3,190	2,677
Net income	125	103	453	376
Dividends on preferred stock	—	—	(1)	(1)
Retained earnings, end of period	3,642	3,052	3,642	3,052

Total Shareholders’ Equity	$6,670	$6,015	$6,670	$6,015
The accompanying notes as they relate to Ameren Illinois are an integral part of these financial statements.

AMEREN CORPORATION (Consolidated)
UNION ELECTRIC COMPANY (Consolidated) (d/b/a Ameren Missouri)
AMEREN ILLINOIS COMPANY (d/b/a Ameren Illinois)
COMBINED NOTES TO FINANCIAL STATEMENTS
(Unaudited)
September 30, 2023
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
Variable Interest Entities
As of September 30, 2023, and December 31, 2022, Ameren had unconsolidated variable interests in various equity method investments, primarily to advance clean and resilient energy technologies, totaling $73 million and $68 million, respectively, included in “Other assets” on Ameren’s consolidated balance sheet. Any earnings or losses related to these investments are included in “Other Income, Net” on Ameren’s consolidated statement of income and comprehensive income. Ameren is not the primary beneficiary of these investments because it does not have the power to direct matters that most significantly affect the activities of these variable interest entities. As of September 30, 2023, Ameren’s maximum exposure to loss related to these variable interests is limited to its investment of $73 million plus associated outstanding funding commitments of $14 million.
COLI
Ameren and Ameren Illinois have COLI, which is recorded at the net cash surrender value. The net cash surrender value is the amount that can be realized under the insurance policies at the balance sheet date. As of September 30, 2023, the cash surrender value of COLI at Ameren and Ameren Illinois was $250 million (December 31, 2022 – $246 million) and $122 million (December 31, 2022 – $118 million), respectively, while total borrowings against the policies were $116 million (December 31, 2022 – $110 million) at both Ameren and Ameren Illinois. Ameren and Ameren Illinois have the right to offset the borrowings against the cash surrender value of the policies and, consequently, present the net asset in “Other assets” on their respective balance sheets. The net cash surrender value of Ameren’s COLI is affected by the investment performance of a separate account in which Ameren holds a beneficial interest.

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
Missouri
June 2023 MoPSC Electric Rate Order
In June 2023, the MoPSC issued an order in Ameren Missouri’s 2022 electric service regulatory rate review, approving a nonunanimous stipulation and agreement. The order resulted in an increase of $140 million to Ameren Missouri’s annual revenue requirement for electric retail service. The approved revenue requirement is based on infrastructure investments as of December 31, 2022, and included an extension of the depreciable lives of the Sioux Energy Center’s assets from 2028 to 2030. The order did not explicitly specify an ROE, capital structure, or rate base. The order provides for the continued use of the FAC and trackers for pension and postretirement benefits, uncertain income tax positions, certain excess deferred income taxes, and renewable energy standard compliance costs that the MoPSC previously authorized in earlier electric rate orders, as well as the use of an electric property tax tracker. It also includes a tracker for the utilization of production and investment tax credits or proceeds from the sale of certain tax credits allowed under the IRA. Production and investment tax credits produced by renewable energy centers that support compliance with the state of Missouri’s renewable energy standard, such as the High Prairie Renewable and Atchison Renewable energy centers, are not eligible for tracking under this mechanism as they are included in the RESRAM. For additional information regarding the property tax tracker and the IRA, see Note 2 – Rate and Regulatory Matters and Note 12 – Income Taxes under Part II, Item 8, in the Form 10-K. The order increased the annualized base level of net energy costs pursuant to the FAC by approximately $40 million from the base level established in the MoPSC’s December 2021 electric rate order. The order also changed annualized depreciation, regulatory asset and liability amortization amounts, and the base level of expenses for trackers. On an annualized basis, these changes reflect approximate increases in “Depreciation and amortization” of $90 million and “Other income, net”, of $100 million, related to non-service pension and postretirement benefit income, on Ameren’s and Ameren Missouri’s consolidated statements of income. The new rates became effective on July 9, 2023.
Solar Generation Facilities
During 2022 and 2023, Ameren Missouri, and certain subsidiaries of Ameren Missouri, entered into agreements to acquire and/or construct various solar generation facilities, which, if placed in-service, would be eligible for recovery under the PISA. The following table provides information with respect to each agreement:

	Boomtown Solar Project(a)(b)	Huck Finn Solar Project(b)(c)	Split Rail Solar Project(d)	Cass County Solar Project(d)	Vandalia Solar Project(d)	Bowling Green Solar Project(d)
Agreement type	Build-transfer	Build-transfer	Build-transfer(e)	Development-transfer(e)(f)	Self-build(e)(g)	Self-build(e)(g)
Facility size	150-MW	200-MW	300-MW	150-MW	50-MW	50-MW
Status of MoPSC CCN	Approved April 2023	Approved February 2023	Filed June 2023(h)	Filed June 2023(h)	Filed June 2023(h)	Filed June 2023(h)
Status of FERC approval of acquisition	Received October 2023	Received March 2023	Expect to request by mid-2024	Not applicable	Not applicable	Not applicable
Earliest completion date(i)	Fourth quarter 2024	Fourth quarter 2024	Mid-2026	Fourth quarter 2024	Fourth quarter 2025	First quarter 2026
(a)The Boomtown Solar Project is expected to support Ameren Missouri’s transition to renewable energy generation and serve customers under the Renewable Solutions Program discussed below.
(b)These projects collectively represent approximately $0.65 billion of expected capital expenditures.
(c)The Huck Finn Solar Project is expected to support Ameren Missouri’s compliance with the state of Missouri’s renewable energy standard. Investments in the project will be eligible for recovery under the RESRAM.
(d)These solar projects are expected to support Ameren Missouri’s transition to renewable energy generation.
(e)These projects, and applicable agreements, are subject to the issuance of a CCN by the MoPSC.
(f)Ameren Missouri entered into an agreement to acquire the Cass County Solar Project, which includes project design, land rights, and engineering, procurement, and construction agreements for a solar generation facility. Ameren Missouri will construct the facility after obtaining a CCN from the MoPSC and acquiring the project. Acquisition of the project is expected by mid-2024.
(g)Ameren Missouri entered into engineering, procurement, and construction agreements to construct these solar projects.
(h)In October 2023, the MoPSC staff filed a recommendation that the MoPSC should not approve Ameren Missouri’s requests for CCNs for these solar projects, arguing Ameren Missouri did not adequately demonstrate the facilities are needed to continue providing service to customers. Ameren Missouri expects decisions on the CCNs by the MoPSC in the first quarter of 2024.
(i)Expected completion dates are dependent on the timing of regulatory approvals, among other things.

Renewable Solutions Program
The April 2023 MoPSC order approving the CCN for the Boomtown Solar Project also approved Ameren Missouri’s Renewable Solutions Program and a tariff related to participation in the program. Collection under the tariff will not begin until the assets of the Boomtown Solar Project are placed in service. The program allows certain commercial, industrial, and governmental customers who enroll in the program to receive up to 100% of their energy from renewable resources.
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
MEEIA
In August 2023, the MoPSC issued an order approving a nonunanimous stipulation and agreement to extend Ameren Missouri’s MEEIA 2019 program for an additional year through 2024. For the 2024 program year, the order approved the establishment of a portfolio of customer energy-efficiency programs and performance incentives that will provide Ameren Missouri an opportunity to earn revenues, including $12 million if Ameren Missouri achieves certain program spending goals. In 2024, Ameren Missouri expects to invest $76 million in energy-efficiency programs.
Illinois
MYRP
In January 2023, Ameren Illinois filed an MYRP with the ICC, which was subsequently revised in September 2023, to be used in setting electric distribution service rates for 2024 through 2027. Under the MYRP, the ICC would approve base rates for electric distribution service to be charged to customers for each calendar year of the four-year period. Related to this MYRP filing, the ICC staff submitted its recommendation and the administrative law judges issued a proposed order in September 2023 and October 2023, respectively. The following table includes the forecasted revenue requirement, the ROE, the capital structure common equity percentage, and the forecasted average annual rate base for 2024 through 2027, as reflected in Ameren Illinois’ revised MYRP filing, the ICC staff’s filing, and the administrative law judges’ proposed order:

	Ameren Illinois’ September 2023 Filing:				ICC Staff’s September 2023 Filing:				Administrative Law Judges’ October 2023 Proposed Order:
Year	2024	2025	2026	2027	2024	2025	2026	2027	2024	2025	2026	2027
Forecasted Revenue Requirement (in millions)(a)	$1,289	$1,385	$1,480	$1,556	$1,211	$1,295	$1,383	$1,435	$1,219	$1,306	$1,389	$1,450
ROE(b)(c)	10.5%	10.5%	10.5%	10.5%	8.9%	8.9%	8.9%	8.9%	9.24%	9.24%	9.24%	9.24%
Capital Structure Common Equity Percentage(c)(d)	53.99%	53.97%	54.02%	54.03%	50%	50%	50%	50%	50%	50%	50%	50%
Forecasted Average Annual Rate Base (in billions)	$4.3	$4.6	$4.9	$5.2	$4.1	$4.4	$4.6	$4.8	$4.1	$4.4	$4.6	$4.8
(a)If an initial rate increase phase-in provision, discussed below, is approved by the ICC, it would not affect the annual revenue requirement, but would affect the timing of associated recovery from customers.
(b)The ICC staff filing recommended an ROE based on the annual average of the monthly yields of the 30-year United States Treasury bonds plus 580 basis points, to be updated annually for each applicable calendar year of the MYRP. An estimated ROE of 8.9% was used to calculate the forecasted revenue requirements in the ICC staff filing, which is based on the average monthly yields of the 30-year United States Treasury bonds for 2022. The ICC staff proposed that variances in the revenue requirement resulting from a change in the ROE would be excluded from the reconciliation cap discussed below.
(c)In November 2023, Ameren Illinois updated its requested ROE and capital structure common equity percentage to 9.85% and 52% for all years, respectively.

(d)A capital structure of up to and including 50% common equity is deemed prudent and reasonable by law. A higher equity ratio requires specific ICC approval. The administrative law judges’ October 2023 proposed order recommends a capital structure that is the lower of 50% or Ameren Illinois’ actual equity ratio, excluding goodwill.
Under an MYRP, the IETL permits any initial rate increase to be phased in, with at least 50% of the first annual period’s approved rate increase reflected in rates in the first annual period, with the remaining portion deferred as a regulatory asset that earns a return at the applicable WACC and is collected from customers over a period not to exceed two years beginning within one year after the second annual period’s rates are effective. Ameren Illinois’ revised MYRP filing utilizes this phase-in provision and proposes to defer 50% of the requested 2024 rate increase of $177 million as a regulatory asset to be collected from customers in 2026. Ameren Illinois recognizes revenues that have been authorized for rate recovery when amounts are expected to be collected from customers within two years from the end of an applicable year. The ICC staff’s filing and the administrative law judges’ proposed order do not utilize a phase-in provision. An ICC decision in this proceeding is required by December 2023, with new rates effective starting in January 2024. Ameren Illinois cannot predict the level of any electric distribution service rate change the ICC may approve, or whether any rate change that may eventually be approved will be sufficient for Ameren Illinois to recover its costs to the extent those costs are subject to and exceed the reconciliation cap discussed below and earn a reasonable return on its investments when the rate change goes into effect.
The MYRP also allows Ameren Illinois to reconcile its actual revenue requirement, as adjusted for certain cost variations, to ICC-approved electric distribution service rates on an annual basis, subject to a reconciliation cap. The reconciliation cap limits the annual adjustment to 105% of the annual revenue requirement approved by the ICC. Certain variations from forecasted costs would be excluded from the reconciliation cap, including those associated with major storms; new business and facility relocations; changes in the timing of certain expenditures or investments into or out of the applicable calendar year; and changes in interest rates, income taxes, taxes other than income taxes, pension and other post-retirement benefits costs, and amortization of certain assets. The reconciliation cap also excludes costs recovered through riders outside of base rates, such as riders for electric energy-efficiency investments, power procurement and transmission services, renewable energy credits, zero emission credits, certain environmental costs, and bad debt write-offs, among others. Ameren Illinois’ existing riders will remain effective and electric distribution service revenues will continue to be decoupled from sales volumes under the MYRP. The actual revenue requirement for a particular year would incorporate Ameren Illinois’ year-end rate base and actual capital structure for such year, provided that the common equity ratio in such capital structure may not exceed that approved by the ICC in the MYRP. Excluding the proposed phase-in of the initial rate increase discussed above, and subject to the reconciliation cap, if a given year’s revenue amount collected from customers varies from the approved revenue requirement, an adjustment would be made to electric operating revenues with an offset to a regulatory asset or liability to reflect that year’s actual revenue requirement, independent of actual sales volumes. The regulatory balance would then be collected from, or refunded to, customers within two years from the end of the applicable annual period.
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
2022 Electric Distribution Revenue Requirement Reconciliation Adjustment Request
In April 2023, Ameren Illinois filed for a reconciliation adjustment to its 2022 electric distribution service revenue requirement with the ICC. In November 2023, Ameren Illinois filed a revised reconciliation adjustment, requesting recovery of $117 million. The reconciliation adjustment reflects Ameren Illinois’ actual 2022 recoverable costs, year-end rate base, and capital structure, which was composed of 52% common equity. In August 2023, the ICC staff submitted its calculation of the reconciliation adjustment, recommending recovery of $110 million, which is based on a capital structure composed of 50% common equity. In October 2023, the administrative law judges issued a proposed order consistent with the ICC staff’s recommendation. An ICC decision in this proceeding is required by December 2023, and any approved adjustment would be collected from customers in 2024.
Electric Customer Energy-Efficiency Investments
In May 2023, Ameren Illinois filed its annual electric energy-efficiency formula rate update to increase its rates by $27 million with the ICC. In August 2023, the ICC staff submitted a calculation of the revenue requirement included in Ameren Illinois’ filing, recommending a $24 million increase in rates. An ICC decision in this proceeding is required by December 2023, with new rates effective January 2024.
2023 Natural Gas Delivery Service Regulatory Rate Review
In January 2023, Ameren Illinois filed a request with the ICC seeking approval to increase its annual revenues for natural gas delivery service. In October 2023, Ameren Illinois filed a revised request seeking to increase its annual revenues by $140 million, which includes an estimated $77 million of annual revenues that would otherwise be recovered under riders. The revised request is based on a 10.22% allowed

ROE, a capital structure composed of 52% common equity, and a rate base of $2.9 billion. In an attempt to reduce regulatory lag, Ameren Illinois used a 2024 future test year in this proceeding. In October 2023, the ICC staff recommended an increase to annual revenues for natural gas delivery service of $127 million, which includes an estimated $77 million of annual revenues that would otherwise be recovered under riders. The recommendation is based on a 9.89% ROE, a capital structure composed of 50% common equity, and a rate base of $2.9 billion. In July 2023, other intervenors recommended an increase to annual revenues ranging from $98 million to $106 million, which were based on varying rate base amounts, a 9.5% ROE, and a capital structure composed of 52% common equity. In September 2023, the administrative law judge issued a proposed order consistent with the ICC staff’s recommendation. In October 2023, the other intervenors revised their recommendation to include a capital structure composed of 50% common equity, but did not revise their recommended revenue requirement. A decision by the ICC in this proceeding is required by late November 2023, with new rates expected to be effective by early December 2023. Ameren Illinois cannot predict the level of any delivery service rate change the ICC may approve, nor whether any rate change that may eventually be approved will be sufficient to enable Ameren Illinois to recover its costs and to earn a reasonable return on investments when the rate changes go into effect.
RTO Cost-Benefit Study
In July 2022, an Illinois law prohibiting the state’s oversight of certain electric utilities’ choice of RTO membership ceased to be effective. Given the change in law and the high prices resulting from MISO’s April 2022 capacity auction, the ICC issued an order requiring Ameren Illinois to perform a cost-benefit study of continued participation in the MISO compared to participation in PJM Interconnection LLC, another RTO. In July 2023, Ameren Illinois filed its cost-benefit study with the ICC. The cost-benefit study examined the impacts of participation in each RTO, including reliability, resiliency, affordability, and environmental impacts, among other things, for a period of five to 10 years, beginning June 2024. The study concluded that continued participation in the MISO was prudent and more cost-beneficial than participation in PJM Interconnection LLC. Intervenor comments on the study were filed in October 2023. The ICC is under no obligation to issue an order related to the cost-benefit study.
QIP Reconciliation Hearing
In March 2021, Ameren Illinois filed a request with the ICC for a reconciliation hearing to determine the accuracy and prudence of natural gas capital investments recovered under the QIP rider during 2020. In October 2023, the Illinois Attorney General’s office challenged the recovery of capital investments that were made during 2020, alleging that the ICC should disallow approximately $53 million in natural gas capital investments as improper and imprudent, providing a potential over-recovery of approximately $3 million in 2020. In October 2023, the ICC staff filed testimony that supports the prudence and reasonableness of the capital investments made during 2020. Ameren Illinois’ 2020 QIP rate recovery request under review by the ICC is within the rate increase limitations allowed by law. The ICC is under no deadline to issue an order in this proceeding. Ameren Illinois cannot predict the ultimate outcome of this regulatory proceeding.
Federal
MISO Transmission Rate Incentives
In July 2022, the MISO approved the first tranche of projects related to a preliminary long-range transmission planning roadmap of projects through 2039. A portion of these projects were assigned to various utilities, including Ameren. In October 2023, the FERC approved transmission rate incentives relating to the projects assigned to Ameren. The incentives will allow construction work in progress to be included in rate base for projects constructed by ATXI, thereby improving the timeliness of cash recovery, and would allow recovery of prudently incurred costs, subject to FERC approval, for any portion of the projects if they are abandoned for reasons beyond the control of Ameren.
FERC Complaint Cases
Since November 2013, the allowed base ROE for FERC-regulated transmission rate base under the MISO tariff has been subject to customer complaint cases and has been changed by various FERC orders. In May 2020, the FERC issued an order, which set the allowed base ROE to 10.02%, and required refunds, with interest, for the periods November 2013 to February 2015 and from late September 2016 forward. Ameren and Ameren Illinois paid these refunds, including interest, by March 31, 2022. In June and July 2020, Ameren Missouri, Ameren Illinois, and ATXI, as well as various customers, petitioned the United States Court of Appeals for the District of Columbia Circuit for review of the May 2020 order, challenging certain aspects of the new ROE methodology established. The petition filed by Ameren Missouri, Ameren Illinois, and ATXI challenged the refunds required for the period from September 2016 to May 2020. In August 2022, the court issued a ruling that granted the customers’ petition for review, vacated the FERC’s previous MISO ROE-determining orders, and remanded the proceedings to the FERC. The court elected not to rule on the issues raised by Ameren Missouri, Ameren Illinois, and ATXI. The currently allowed base ROE of 10.02% will remain effective for customer billings, but the transmission rates charged during previous periods and the currently effective rates may be subject to refund if the base ROE is changed by the FERC in a future order. The FERC is under no deadline to issue an order related to these proceedings. A 50-basis-point change in the FERC-allowed ROE would affect Ameren’s and Ameren Illinois’ annual revenue by an estimated $19 million and $13 million, respectively, based on each company’s 2023 projected rate base.

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
Short-term Borrowings
The Missouri Credit Agreement and the Illinois Credit Agreement are available to support issuances under Ameren (parent)’s, Ameren Missouri’s, and Ameren Illinois’ commercial paper programs, respectively, subject to borrowing sublimits, and the issuance of letters of credit. As of September 30, 2023, based on commercial paper outstanding and letters of credit issued under the Credit Agreements, along with cash and cash equivalents, the net liquidity available to Ameren (parent), Ameren Missouri, and Ameren Illinois, collectively, was $1.3 billion. The Ameren Companies were in compliance with the covenants in their Credit Agreements as of September 30, 2023. As of September 30, 2023, the ratios of consolidated indebtedness to consolidated total capitalization, calculated in accordance with the provisions of the Credit Agreements, were 59%, 49%, and 45% for Ameren, Ameren Missouri, and Ameren Illinois, respectively.
The following table presents commercial paper outstanding, net of issuance discounts, as of September 30, 2023, and December 31, 2022. There were no borrowings outstanding under the Credit Agreements as of September 30, 2023, or December 31, 2022.

	September 30, 2023	December 31, 2022
Ameren (parent)	$1,124	$477
Ameren Missouri	157	329
Ameren Illinois	59	264
Ameren consolidated	$1,340	$1,070
The following table summarizes the activity and relevant interest rates for Ameren (parent)’s, Ameren Missouri’s, and Ameren Illinois’ commercial paper issuances and borrowings under the Credit Agreements in the aggregate for the nine months ended September 30, 2023 and 2022:

	Ameren (parent)	Ameren Missouri	Ameren Illinois	Ameren Consolidated
2023
Average daily amount outstanding	$687	$306	$181	$1,174
Weighted-average interest rate	5.29%	5.15%	5.15%	5.24%
Peak amount outstanding during period(a)	$1,127	$592	$450	$1,381
Peak interest rate	5.60%	5.60%	5.60%	5.60%
2022
Average daily amount outstanding	$439	$253	$99	$791
Weighted-average interest rate	1.58%	1.16%	1.77%	1.47%
Peak amount outstanding during period(a)	$690	$539	$354	$1,222
Peak interest rate	3.55%	3.55%	3.60%	3.60%
(a)The timing of peak outstanding commercial paper issuances and borrowings under the Credit Agreements varies by company. Therefore, the sum of individual company peak amounts may not equal the Ameren consolidated peak for the period.
Money Pools
Ameren has money pool agreements with and among its subsidiaries to coordinate and provide for certain short-term cash and working capital requirements. The average interest rate for borrowings under the utility money pool for the three and nine months ended September 30, 2023, was 5.50% and 5.20%, respectively (2022 – 2.48% and 1.29%, respectively). See Note 8 – Related-party Transactions for the amount of interest income and expense from the utility money pool arrangements recorded by Ameren Missouri and Ameren Illinois for the three and nine months ended September 30, 2023 and 2022.
NOTE 4 – LONG-TERM DEBT AND EQUITY FINANCINGS
Ameren
For the three and nine months ended September 30, 2023, Ameren issued a total of 0.2 million and 0.4 million shares of common stock, respectively, under its DRPlus and 401(k) plan, and received proceeds of $5 million and $28 million, respectively. As of September 30, 2023, Ameren had a receivable of $7 million related to issuances of common stock under its DRPlus and 401(k) plan. In addition, in the first quarter of 2023, Ameren issued 0.5 million shares of common stock valued at $37 million upon the settlement of stock-based compensation awards.

In May 2023, Ameren filed a Form S-3 registration statement with the SEC, registering the offering of 3 million additional shares of its common stock under the DRPlus, which expires in May 2026. Shares of common stock sold under the DRPlus are, at Ameren’s option, newly issued shares, treasury shares, or shares purchased in the open market or in privately negotiated contracts.
In October 2023, Ameren, Ameren Missouri, and Ameren Illinois filed a Form S-3 shelf registration statement with the SEC, registering the issuance of an unspecified amount of certain types of securities. This registration statement expires in October 2026.
There were no shares issued under the ATM program for the three and nine months ended September 30, 2023. As of September 30, 2023, Ameren had approximately $910 million of common stock available for sale under the ATM program, which takes into account the forward sale agreements in effect as of September 30, 2023, discussed below.
The forward sale agreements outstanding as of September 30, 2023, can be settled at Ameren’s discretion on or prior to dates ranging from January 10, 2024 to February 28, 2025. On a settlement date or dates, if Ameren elects to physically settle a forward sale agreement, Ameren will issue shares of common stock to the counterparties at the then-applicable forward sale price. The initial forward sale price for the agreements ranged from $81.83 to $94.63, with an average initial forward sale price of $91.23. Each initial forward sale price is subject to adjustment based on a floating interest rate factor equal to the overnight bank funding rate less a spread of 75 basis points, and will be subject to decrease on certain dates specified in the forward sale agreements by specified amounts related to expected dividends on shares of the common stock during the term of the forward sale agreements. If the overnight bank funding rate is less than the spread on any day, the interest rate factor will result in a reduction of the forward sale price. The forward sale agreements will be physically settled unless Ameren elects to settle in cash or to net share settle. At September 30, 2023, Ameren could have settled the forward sale agreements with physical delivery of 4.3 million shares of common stock to the respective counterparties in exchange for cash of $390 million. Alternatively, the forward sale agreements could have also been settled at September 30, 2023, with the counterparties delivering approximately $72 million of cash or approximately 1.0 million shares of common stock to Ameren. In connection with the forward sale agreements outstanding at September 30, 2023, the various counterparties, or their affiliates, borrowed from third parties and sold 4.3 million shares of common stock. The gross sales price of these shares totaled $392 million. Ameren has not received any proceeds from such sales of borrowed shares. The forward sale agreements have been classified as equity transactions.
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
In March 2023, Ameren Missouri issued $500 million of 5.45% first mortgage bonds due March 2053, with interest payable semiannually on March 15 and September 15 of each year, beginning September 15, 2023. Net proceeds from this issuance were used for capital expenditures and to repay short-term debt.
Ameren Illinois
In May 2023, Ameren Illinois issued $500 million of 4.95% first mortgage bonds due June 2033, with interest payable semiannually on June 1 and December 1 of each year, beginning December 1, 2023. Net proceeds from this issuance were used to repay $100 million principal amount of its 0.375% first mortgage bonds that matured in June 2023 and short-term debt.
Ameren Illinois received capital contributions totaling $50 million from Ameren (parent) during the nine months ended September 30, 2023.
Indenture Provisions and Other Covenants
See Note 5 – Long-term Debt and Equity Financings under Part II, Item 8, in the Form 10-K for a description of our indenture provisions and other covenants, as well as restrictions on the payment of dividends. At September 30, 2023, the Ameren Companies were in compliance with the provisions and covenants contained in their indentures and articles of incorporation, as applicable, and ATXI was in compliance with the provisions and covenants contained in its note purchase agreements.
Off-balance-sheet Arrangements
At September 30, 2023, none of the Ameren Companies had any material off-balance-sheet financing arrangements, other than Ameren’s investment in variable interest entities and the multiple forward sale agreements under the ATM program relating to common stock. See Note 1 – Summary of Significant Accounting Policies for further detail concerning variable interest entities.

NOTE 5 – OTHER INCOME, NET
The following table presents the components of “Other Income, Net” in the Ameren Companies’ statements of income for the three and nine months ended September 30, 2023 and 2022:

	Three Months		Nine Months
	2023	2022	2023	2022
Ameren:
Allowance for equity funds used during construction	$16	$12	$39	$31
Interest income on industrial development revenue bonds	—	6	1	18
Other interest income	6	2	23	6
Non-service cost components of net periodic benefit income(a)	84	45	211	138
Miscellaneous income	1	3	4	8
Earnings (losses) related to equity method investments	—	(3)	2	1
Donations	(1)	(1)	(5)	(5)
Miscellaneous expense	(5)	(6)	(14)	(17)
Total Other Income, Net	$101	$58	$261	$180
Ameren Missouri:
Allowance for equity funds used during construction	$8	$7	$20	$17
Interest income on industrial development revenue bonds	—	6	1	18
Other interest income	3	1	8	2
Non-service cost components of net periodic benefit income(a)	34	13	62	41
Miscellaneous income	1	1	3	3
Donations	—	—	(2)	(2)
Miscellaneous expense	(2)	(3)	(7)	(7)
Total Other Income, Net	$44	$25	$85	$72
Ameren Illinois:
Allowance for equity funds used during construction	$5	$5	$15	$14
Interest income	4	1	14	4
Non-service cost components of net periodic benefit income	31	21	93	63
Miscellaneous income	—	3	2	5
Donations	(1)	(1)	(3)	(3)
Miscellaneous expense	(2)	(3)	(6)	(8)
Total Other Income, Net	$37	$26	$115	$75
(a)For the three and nine months ended September 30, 2023 the non-service cost components of net periodic benefit income were adjusted by amounts deferred of $(2) million and $32 million, respectively, due to a regulatory tracking mechanism for the difference between the level of such costs incurred by Ameren Missouri under GAAP and the level of such costs included in rates. The deferral was $5 million and $16 million, respectively, for the three and nine months ended September 30, 2022. See Note 11 – Retirement Benefits for additional information.
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
If we determine that a contract meets the definition of a derivative and is not eligible for the NPNS exception, we review the contract to determine whether the resulting gains or losses qualify for regulatory deferral. Derivative contracts that qualify for regulatory deferral are recorded at fair value, with changes in fair value recorded as regulatory assets or liabilities in the period in which the change occurs. We believe derivative losses and gains deferred as regulatory assets and liabilities are probable of recovery, or refund, through future rates charged to customers. Regulatory assets and liabilities are amortized to operating income as related losses and gains are reflected in rates charged to customers. Therefore, gains and losses on these derivatives have no effect on operating income. As of September 30, 2023, and December 31, 2022, all contracts that met the definition of a derivative and were not eligible for the NPNS exception received regulatory deferral. Cash flows for all derivative financial instruments are classified in cash flows from operating activities.
The following table presents open gross commodity contract volumes by commodity type for derivative assets and liabilities as of September 30, 2023, and December 31, 2022. As of September 30, 2023, these contracts extended through October 2026, October 2029, May 2032 and March 2024 for fuel oils, natural gas, power and uranium, respectively.

	Quantity (in millions)
	September 30, 2023			December 31, 2022
Commodity	Ameren Missouri	Ameren Illinois	Ameren	Ameren Missouri	Ameren Illinois	Ameren
Fuel oils (in gallons)	19	—	19	18	—	18
Natural gas (in mmbtu)	52	213	265	48	157	205
Power (in MWhs)	1	5	6	1	6	7
Uranium (pounds in thousands)	186	—	186	514	—	514
The following table presents the carrying value and balance sheet location of all derivative commodity contracts, none of which were designated as hedging instruments, as of September 30, 2023, and December 31, 2022:

		September 30, 2023			December 31, 2022
	Balance Sheet Location	Ameren Missouri	Ameren Illinois	Ameren	Ameren Missouri	Ameren Illinois	Ameren
Fuel oils	Other current assets	$6	$—	$6	$13	$—	$13
	Other assets	2	—	2	3	—	3
Natural gas	Other current assets	1	6	7	7	23	30
	Other assets	5	3	8	9	11	20
Power	Other current assets	7	—	7	14	2	16
	Other assets	—	—	—	—	4	4
Uranium	Other current assets	5	—	5	2	—	2
	Other assets	—	—	—	1	—	1
	Total assets	$26	$9	$35	$49	$40	$89
Natural gas	Other current liabilities	7	25	32	7	20	27
	Other deferred credits and liabilities	6	16	22	2	9	11
Power	Other current liabilities	7	8	15	59	2	61
	Other deferred credits and liabilities	—	56	56	—	37	37
	Total liabilities	$20	$105	$125	$68	$68	$136
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

The following table provides the recognized gross derivative balances and the net amounts of those derivatives subject to an enforceable master netting arrangement or similar agreement as of September 30, 2023, and December 31, 2022:

		Gross Amounts Not Offset in the Balance Sheet
Commodity Contracts Eligible to be Offset	Gross Amounts Recognized in the Balance Sheet	Derivative Instruments	Cash Collateral Received/Posted(a)	Net Amount
September 30, 2023
Assets:
Ameren Missouri	$26	$6	$—	$20
Ameren Illinois	9	5	—	4
Ameren	$35	$11	$—	$24
Liabilities:
Ameren Missouri	$20	$6	$5	$9
Ameren Illinois	105	5	—	100
Ameren	$125	$11	$5	$109
December 31, 2022
Assets:
Ameren Missouri	$49	$9	$—	$40
Ameren Illinois	40	20	—	20
Ameren	$89	$29	$—	$60
Liabilities:
Ameren Missouri	$68	$9	$56	$3
Ameren Illinois	68	20	—	48
Ameren	$136	$29	$56	$51
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
Credit Risk
In determining our concentrations of credit risk related to derivative instruments, we review our individual counterparties and categorize each counterparty into groupings according to the primary business in which each engages. As of September 30, 2023, if counterparty groups were to fail completely to perform on contracts, the Ameren Companies’ maximum exposure related to derivative assets, predominantly from financial institutions, would have been immaterial with or without consideration of the application of master netting arrangements or similar agreements and collateral held.
Certain of our derivative instruments contain collateral provisions tied to the Ameren Companies’ credit ratings. If our credit ratings were downgraded below investment grade, or if a counterparty with reasonable grounds for uncertainty regarding our ability to satisfy an obligation requested adequate assurance of performance, additional collateral postings might be required. The additional collateral required is the net liability position allowed under master netting arrangements or similar agreements, assuming (1) the credit risk-related contingent features underlying these arrangements were triggered and (2) those counterparties with rights to do so requested collateral. The following table presents, as of September 30, 2023, the aggregate fair value of all derivative instruments with credit risk-related contingent features in a gross liability position, the cash collateral posted, and the aggregate amount of additional collateral that counterparties could require:

	Aggregate Fair Value of Derivative Liabilities(a)	Cash Collateral Posted	Potential Aggregate Amount of Additional Collateral Required(b)
Ameren Missouri	$14	$—	$8
Ameren Illinois	41	—	35
Ameren	$55	$—	$43
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

We consider nonperformance risk in our valuation of derivative instruments by analyzing our own credit standing and the credit standing of our counterparties, and by considering any credit enhancements (e.g., collateral). Included in our valuation, and based on current market conditions, is a valuation adjustment for counterparty default derived from market data such as the price of credit default swaps, bond yields, and credit ratings. No material gains or losses related to valuation adjustments for counterparty default risk were recorded at Ameren, Ameren Missouri, or Ameren Illinois in the three and nine months ended September 30, 2023 or 2022. At September 30, 2023, and December 31, 2022, the counterparty default risk valuation adjustment related to derivative contracts was immaterial for Ameren, Ameren Missouri, and Ameren Illinois.
The following table sets forth, by level within the fair value hierarchy, our assets and liabilities measured at fair value on a recurring basis as of September 30, 2023, and December 31, 2022:

	September 30, 2023					December 31, 2022
	Level 1	Level 2	Level 3	Total		Level 1	Level 2	Level 3	Total
Assets:
Ameren Missouri
Derivative assets – commodity contracts:
Fuel oils	$8	$—	$—	$8		$16	$—	$—	$16
Natural gas	—	6	—	6		1	15	—	16
Power	—	—	7	7		—	—	14	14
Uranium	—	—	5	5		—	—	3	3
Total derivative assets – commodity contracts	$8	$6	$12	$26		$17	$15	$17	$49
Nuclear decommissioning trust fund:
Equity securities:
U.S. large capitalization	$703	$—	$—	$703		$618	$—	$—	$618
Debt securities:
U.S. Treasury and agency securities	—	138	—	138		—	137	—	137
Corporate bonds	—	126	—	126		—	122	—	122
Other	—	70	—	70		—	70	—	70
Total nuclear decommissioning trust fund	$703	$334	$—	$1,037	(a)	$618	$329	$—	$947	(a)
Total Ameren Missouri	$711	$340	$12	$1,063		$635	$344	$17	$996
Ameren Illinois
Derivative assets – commodity contracts:
Natural gas	$—	$6	$3	$9		$1	$28	$5	$34
Power	—	—	—	—		—	—	6	6
Total Ameren Illinois	$—	$6	$3	$9		$1	$28	$11	$40
Ameren
Derivative assets – commodity contracts(b)	$8	$12	$15	$35		$18	$43	$28	$89
Nuclear decommissioning trust fund(c)	703	334	—	1,037	(a)	618	329	—	947	(a)
Total Ameren	$711	$346	$15	$1,072		$636	$372	$28	$1,036
Liabilities:
Ameren Missouri
Derivative liabilities – commodity contracts:
Natural gas	—	11	2	13		—	6	3	9
Power	6	—	1	7		57	—	2	59
Total Ameren Missouri	$6	$11	$3	$20		$57	$6	$5	$68
Ameren Illinois
Derivative liabilities – commodity contracts:
Natural gas	$2	$34	$5	$41		$—	$19	$10	$29
Power	—	—	64	64		—	—	39	39
Total Ameren Illinois	$2	$34	$69	$105		$—	$19	$49	$68
Ameren
Derivative liabilities – commodity contracts(b)	$8	$45	$72	$125		$57	$25	$54	$136
(a)Balance excludes $5 million and $11 million of cash and cash equivalents, receivables, payables, and accrued income, net, for September 30, 2023, and December 31, 2022, respectively.
(b)See the Ameren Missouri and Ameren Illinois sections of the table for a breakout of the fair value of Ameren’s derivative assets and liabilities by type of commodity.
(c)See the Ameren Missouri section of the table for a breakout of the fair value of Ameren’s nuclear decommissioning trust fund by investment type.

Level 3 fuel oils, natural gas, and uranium derivative contract assets and liabilities measured at fair value on a recurring basis were immaterial for all periods presented. The following table presents the fair value reconciliation of Level 3 power derivative contract assets and liabilities measured at fair value on a recurring basis for the three and nine months ended September 30, 2023 and 2022:

	2023			2022
	Ameren Missouri	Ameren Illinois	Ameren	Ameren Missouri	Ameren Illinois	Ameren
For the three months ended September 30:
Beginning balance at July 1	$14	$(68)	$(54)	$(36)	$(44)	$(80)
Realized and unrealized gains/(losses) included in regulatory assets/liabilities	(5)	1	(4)	(10)	30	20
Settlements	(3)	3	—	38	(6)	32
Ending balance at September 30	$6	$(64)	$(58)	$(8)	$(20)	$(28)
Change in unrealized gains/(losses) related to assets/liabilities held at September 30	$(5)	$1	$(4)	$(3)	$28	$25
For the nine months ended September 30:
Beginning balance at January 1	$12	$(33)	$(21)	$(15)	$(117)	$(132)
Realized and unrealized gains/(losses) included in regulatory assets/liabilities	3	(40)	(37)	(56)	105	49
Settlements	(9)	9	—	63	(8)	55
Ending balance at September 30	$6	$(64)	$(58)	$(8)	$(20)	$(28)
Change in unrealized gains/(losses) related to assets/liabilities held at September 30	$6	$(31)	$(25)	$(39)	$100	$61
All gains or losses related to our Level 3 derivative commodity contracts are expected to be recovered or returned through customer rates; therefore, there is no impact to either net income or other comprehensive income resulting from changes in the fair value of these instruments.
The following table describes the valuation techniques and significant unobservable inputs utilized for the fair value of our Level 3 power derivative contract assets and liabilities as of September 30, 2023, and December 31, 2022:

		Fair Value					Weighted Average(b)
	Commodity	Assets	Liabilities	Valuation Technique(s)	Unobservable Input(a)	Range
2023	Power(c)	$7	$(65)	Discounted cash flow	Average forward peak and off-peak pricing – forwards/swaps ($/MWh)	32 – 63	43
					Nodal basis ($/MWh)	(10) – (1)	(5)
2022	Power(d)	$20	$(41)	Discounted cash flow	Average forward peak and off-peak pricing – forwards/swaps ($/MWh)	38 – 89	51
					Nodal basis ($/MWh)	(10) – (1)	(4)
					Trend rate (%)	0 – 1	0
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

The following table sets forth the carrying amount and, by level within the fair value hierarchy, the fair value of financial assets and liabilities disclosed, but not recorded, at fair value as of September 30, 2023, and December 31, 2022:

	Carrying Amount		Fair Value
			Level 1	Level 2	Level 3		Total
	September 30, 2023
Ameren:
Cash, cash equivalents, and restricted cash	$246		$246	$—	$—		$246
Short-term debt	1,340		—	1,340	—		1,340
Long-term debt (including current portion)	14,678	(a)	—	11,985	432	(b)	12,417
Ameren Missouri:
Cash, cash equivalents, and restricted cash	$13		$13	$—	$—		$13
Short-term debt	157		—	157	—		157
Long-term debt (including current portion)	6,341	(a)	—	5,287	—		5,287
Ameren Illinois:
Cash, cash equivalents, and restricted cash	$225		$225	$—	$—		$225
Short-term debt	59		—	59	—		59
Long-term debt (including current portion)	5,231	(a)	—	4,419	—		4,419
	December 31, 2022
Ameren:
Cash, cash equivalents, and restricted cash	$216		$216	$—	$—		$216
Investment in industrial development revenue bonds(c)	240		—	240	—		240
Short-term debt	1,070		—	1,070	—		1,070
Long-term debt (including current portion)(c)	14,025	(a)	—	11,989	464	(b)	12,453
Ameren Missouri:
Cash, cash equivalents, and restricted cash	$13		$13	$—	$—		$13
Investment in industrial development revenue bonds(c)	240		—	240	—		240
Short-term debt	329		—	329	—		329
Long-term debt (including current portion)(c)	6,086	(a)	—	5,365	—		5,365
Ameren Illinois:
Cash, cash equivalents, and restricted cash	$191		$191	$—	$—		$191
Short-term debt	264		—	264	—		264
Long-term debt (including current portion)	4,835	(a)	—	4,320	—		4,320
(a)Included unamortized debt issuance costs, which were excluded from the fair value measurement, of $105 million, $45 million, and $48 million for Ameren, Ameren Missouri, and Ameren Illinois, respectively, as of September 30, 2023. Included unamortized debt issuance costs, which were excluded from the fair value measurement, of $99 million, $41 million, and $44 million for Ameren, Ameren Missouri, and Ameren Illinois, respectively, as of December 31, 2022.
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
Support Services Agreements
Ameren Missouri and Ameren Illinois had long-term receivables included in “Other assets” from Ameren Services of $28 million and $31 million, respectively, as of September 30, 2023, and $41 million and $43 million, respectively, as of December 31, 2022, related to Ameren Services’ allocated portion of Ameren’s pension and postretirement benefit plans.
Tax Allocation Agreement
See Note 1 – Summary of Significant Accounting Policies under Part II, Item 8, of the Form 10-K for a discussion of the tax allocation agreement. The following table presents the affiliate balances related to income taxes for Ameren Missouri and Ameren Illinois as of September 30, 2023, and December 31, 2022:

	September 30, 2023		December 31, 2022
	Ameren Missouri	Ameren Illinois	Ameren Missouri	Ameren Illinois
Income taxes payable to parent(a)	$29	$81	$—	$50
Income taxes receivable from parent(b)	—	—	39	—
(a)Included in “Accounts payable – affiliates” on the balance sheet.
(b)Included in “Accounts receivable – affiliates” on the balance sheet.
Effects of Related-party Transactions on the Statement of Income
The following table presents the impact on Ameren Missouri and Ameren Illinois of related-party transactions for the three and nine months ended September 30, 2023 and 2022:

				Three Months				Nine Months
Agreement	Income Statement Line Item			Ameren Missouri		Ameren Illinois		Ameren Missouri		Ameren Illinois
Ameren Missouri power supply	Operating Revenues	2023		$2	$	(a)		$2	$	(a)
agreements with Ameren Illinois		2022		2		(a)		7		(a)
Ameren Missouri and Ameren Illinois	Operating Revenues	2023		$7	$	(b)		$25	$	(b)
rent and facility services		2022		6		(b)		18		(b)
Ameren Missouri and Ameren Illinois miscellaneous	Operating Revenues	2023	$	(b)		$2	$	(b)		$2
support services		2022		(b)		(b)		(b)		1
Total Operating Revenues		2023		$9		$2		$27		$2
		2022		8		(b)		25		1
Ameren Illinois power supply	Purchased Power	2023	$	(a)		$2	$	(a)		$2
agreements with Ameren Missouri		2022		(a)		2		(a)		7
Ameren Missouri and Ameren Illinois	Purchased Power	2023	$	(b)		$1		$1		$1
transmission services from ATXI		2022		1		(b)		1		(b)
Total Purchased Power		2023	$	(b)		$3		$1		$3
		2022		1		2		1		7
Ameren Missouri and Ameren Illinois	Other Operations and Maintenance	2023	$	(b)	$	(b)	$	(b)		$2
rent and facility services		2022		(b)		1		(b)		2
Ameren Services support services	Other Operations and Maintenance	2023		$36		$33		$106		$101
agreement		2022		38		36		109		103
Total Other Operations and		2023		$36		$33		$106		$103
Maintenance		2022		38		37		109		105
Money pool borrowings (advances)	(Interest Charges)/Other Income, Net	2023	$	(b)	$	(b)	$	(b)	$	(b)
		2022		(b)		(b)		(b)		(b)
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
Environmental regulations have a significant impact on the electric utility industry and compliance with these regulations could be costly for Ameren Missouri, which operates coal-fired power plants. Regulations under the Clean Air Act that apply to the electric utility industry include the NSPS, the CSAPR, the MATS, and the National Ambient Air Quality Standards, which are subject to periodic review for certain pollutants. Collectively, these regulations cover a variety of pollutants, such as SO2, particulate matter, NOx, mercury, toxic metals and acid gases, and CO2 emissions. Regulations implementing the Clean Water Act govern both intake and discharges of water, as well as evaluation of the ecological and biological impact of those operations, and could require modifications to water intake structures or more stringent limitations on wastewater discharges. Depending upon the scope of modifications ultimately required by state regulators, capital expenditures associated with these modifications could be significant. The management and disposal of coal ash is regulated under the Resource Conservation and Recovery Act and the CCR Rule, which require the closure of surface impoundments at Ameren Missouri’s coal-fired energy centers. The individual or combined effects of compliance with existing and new environmental regulations could result in significant capital expenditures, increased operating costs, or the closure or alteration of operations at some of Ameren Missouri’s energy centers. Ameren and Ameren Missouri expect that such compliance costs would be recoverable through rates, subject to MoPSC prudence review, but the timing of costs and their recovery could be subject to regulatory lag.
Additionally, Ameren Missouri’s wind generation facilities may be subject to operating restrictions to limit the impact on protected species. Since 2021, Ameren Missouri’s High Prairie Renewable Energy Center curtailed nighttime operations from April through October to limit impacts on protected species during the critical biological season. Seasonal nighttime curtailment began again in April 2023. Ameren Missouri resumed nighttime operations in November 2023, but the extent and duration of future curtailments are unknown at this time as assessment of mitigation technologies is ongoing. Ameren Missouri does not anticipate these operating curtailments will have a material impact on its results of operations, financial position, or liquidity.
Ameren and Ameren Missouri estimate that they will need to make capital expenditures of $90 million to $120 million from 2023 through 2027 in order to comply with existing environmental regulations. Additional capital expenditures for environmental controls beyond 2027 could be required. This estimate of capital expenditures includes surface impoundment closure and corrective action measures required by the CCR Rule and potential modifications to cooling water intake structures at existing power plants under Clean Water Act rules, all of which are discussed below. In addition to planned retirements of coal-fired energy centers as set forth in the 2023 IRP filed with the MoPSC in September 2023 and as noted in the NSR and Clean Air Act litigation discussed below and Illinois emissions standards discussed in Note 14 – Commitments and Contingencies under Part II, Item 8, of the Form 10-K, Ameren Missouri’s current plan for compliance with existing air emission regulations includes burning low-sulfur coal and installing new or optimizing existing air pollution control equipment. The actual amount of capital expenditures required to comply with existing environmental regulations may vary substantially from the above estimates because of uncertainty as to future permitting requirements by state regulators and the EPA, revisions to regulatory obligations, and varying cost of potential compliance strategies, among other things.
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
CO2 Emissions Standards
In June 2022, the United States Supreme Court issued its decision in West Virginia v. EPA, clarifying that there are limits on how the EPA may regulate greenhouse gases absent further direction from the United States Congress. The court concluded that the EPA’s proposed rules were designed to shift generation from fossil-fuel-fired power plants to renewable energy facilities, which was improper absent specific congressional authorization. In May 2023, the EPA issued a proposed rule that would set CO2 emission standards for new and existing fossil-fuel-fired power plants based on the adoption of carbon capture technology, natural gas co-firing, and co-firing hydrogen fuel to reduce emissions. If the proposed rule were adopted, the affected fossil-fuel-fired power plants would be required to comply with the rule through a phased-in approach or retire. Capacity restrictions for coal-fired units could apply as early as 2030. Larger natural gas-fired power plants would be required to co-fire with hydrogen by 2032, with additional requirements by 2038. The EPA expects to issue a final rule in 2024. Legal challenges to the final rule, if adopted as proposed, are expected. Ameren and Ameren Missouri cannot predict the results of any such challenges or potential impacts of any such regulations on their results of operations, financial position, and liquidity until final regulations are adopted and the merits of such legal challenges are determined.
NSR and Clean Air Act Litigation
In January 2011, the United States Department of Justice, on behalf of the EPA, filed a complaint against Ameren Missouri in the United States District Court for the Eastern District of Missouri alleging that projects performed in 2007 and 2010 at the coal-fired Rush Island Energy Center violated provisions of the Clean Air Act and Missouri law. In January 2017, the district court issued a liability ruling against Ameren Missouri and, in September 2019, entered a remedy order that required Ameren Missouri to install a flue gas desulfurization system at the Rush Island Energy Center and a dry sorbent injection system at the Labadie Energy Center. Following an appeal from Ameren Missouri, in August 2021, the United States Court of Appeals for the Eighth Circuit affirmed the liability ruling and the district court’s remedy order as it related to the installation of a flue gas desulfurization system at the Rush Island Energy Center, but reversed the order as it related to the installation of a dry sorbent injection system at the Labadie Energy Center. In November 2021, the court of appeals issued an order denying requests for re-consideration sought by both Ameren Missouri and the United States Department of Justice. In September 2023, the district court granted Ameren Missouri’s request to modify the remedy order to allow the retirement of the Rush Island Energy Center in advance of its previously expected useful life in lieu of installing a flue gas desulfurization system. In its amended remedy order, the district court established an October 15, 2024 retirement date and, in the interim, authorized Ameren Missouri to operate the energy center as directed by the MISO. The United States Department of Justice is seeking an order from the district court providing for additional mitigation relief. Ameren Missouri is challenging such mitigation claims, noting that the scope of any such potential additional mitigation relief should be limited by the August 2021 court of appeals decision and offset by emission reductions resulting from the accelerated retirement of the Rush Island Energy Center.
The MISO designated the energy center as a system support resource in 2022 and concluded that certain reliability mitigation measures, including transmission upgrades, should occur before the energy center is retired. The Rush Island Energy Center began operating as a system support resource on September 1, 2022. In 2023, the MISO extended the system support resource designation through August 2024, and in September 2023, an agreement between Ameren Missouri and the MISO was approved by the FERC that results in the Rush Island Energy Center only operating during peak demand times and emergencies. The system support resource designation and the related agreement are subject to annual renewal and revision. Construction activities are underway for the transmission upgrades approved by the MISO, with the majority of the upgrades expected to be completed in the fall of 2024. Ameren Missouri expects to complete the last of the upgrades by mid-2025. In addition, in August 2023, the FERC approved a settlement agreement for Ameren Missouri’s request for recovery of non-energy costs under the related MISO tariff between Ameren Missouri and certain intervenors, which provided for recovery of substantially all of Ameren Missouri’s requested non-energy costs through August 2023. In October 2023, Ameren Missouri received FERC approval for the recovery of non-energy costs under the related MISO tariff for the period between September 2023 and August 2024. Revenues and costs under the MISO tariff are included in the FAC. Related to this matter, in February 2022, the MoPSC issued an order directing the MoPSC staff to review the planned accelerated retirement of the Rush Island Energy Center. See Note 2 – Rate and Regulatory Matters for additional information.
In connection with the accelerated retirement of the Rush Island Energy Center, Ameren Missouri expects to seek approval from the MoPSC in 2023, to finance the costs associated with the retirement, including the remaining unrecovered net plant balance associated with the facility, through the issuance of securitized utility tariff bonds pursuant to Missouri’s securitization statute. As of September 30, 2023, the Rush Island Energy Center had a net plant balance of approximately $550 million included in plant to be abandoned, net, within “Property, Plant, and Equipment, Net” and a rate base of approximately $0.5 billion. See Note 1 – Summary of Significant Accounting Policies under Part II, Item 8, of the Form 10-K for additional information regarding plant to be abandoned, net.

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
CCR Management
The EPA’s CCR Rule establishes requirements for the management and disposal of CCR from coal-fired power plants and has resulted in the closure of surface impoundments at Ameren Missouri’s energy centers, with closures of surface impoundments pending at its Sioux Energy Center and retired Meramec Energy Center. Ameren Missouri plans to substantially complete the closures of surface impoundments as required by the CCR Rule by the end of 2024. Ameren Missouri’s CCR management compliance plan includes installation of groundwater monitoring equipment and groundwater treatment facilities. Ameren and Ameren Missouri have AROs of $40 million recorded on their respective balance sheets as of September 30, 2023, associated with CCR storage facilities.
Remediation
The Ameren Companies are involved in a number of remediation actions to clean up sites impacted by the use or disposal of materials containing hazardous substances. Federal and state laws can require responsible parties to fund remediation regardless of their degree of fault, the legality of original disposal, or the ownership of a disposal site.
As of September 30, 2023, Ameren Illinois has remediated the majority of the 44 former MGP sites in Illinois with an estimated remaining obligation related to these former MGP sites at $60 million to $112 million. Ameren and Ameren Illinois recorded a liability of $60 million to represent the estimated minimum obligation for these sites, as no other amount within the range was a better estimate. About half of the remaining liability recorded relates to remediation activities that are expected to be completed after 2023. The ICC allows Ameren Illinois to recover MGP remediation and related litigation costs from its electric and natural gas utility customers through environmental cost riders that are subject to annual prudence reviews by the ICC.
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

NOTE 10 – CALLAWAY ENERGY CENTER
See Note 9 – Callaway Energy Center under Part II, Item 8, of the Form 10-K for information regarding spent nuclear fuel recovery, recovery of decommissioning costs, and the nuclear decommissioning trust fund. The fair value of the trust fund for Ameren Missouri’s Callaway Energy Center is reported as “Nuclear decommissioning trust fund” in Ameren’s and Ameren Missouri’s balance sheets. This amount is legally restricted and may be used only to fund the costs of nuclear decommissioning. Changes in the fair value of the trust fund are recorded as an increase or decrease to the nuclear decommissioning trust fund, with an offsetting adjustment to the related regulatory liability. Ameren and Ameren Missouri have recorded an ARO for the Callaway Energy Center decommissioning costs at fair value, which represents the present value of estimated future cash outflows. Annual decommissioning costs of $7 million are included in the costs used to establish electric rates for Ameren Missouri’s customers. Every three years, the MoPSC requires Ameren Missouri to file an updated cost study and funding analysis for decommissioning its Callaway Energy Center. An updated cost study and funding analysis was last filed with the MoPSC in November 2020. Ameren Missouri expects to file an updated cost study with the MoPSC by December 2023 and has reflected the 2023 updated cost study results in the related ARO at September 30, 2023. In February 2021, the MoPSC approved no change in electric rates for decommissioning costs based on Ameren Missouri’s updated cost study funding analysis. See Note 13 – Supplemental Information for more information on Ameren Missouri’s AROs.
Insurance
The following table presents insurance coverage at Ameren Missouri’s Callaway Energy Center at October 31, 2023:

Type and Source of Coverage	Most Recent Renewal Date	Maximum Coverages		Maximum Assessments for Single Incidents
Public liability and nuclear worker liability:
American Nuclear Insurers	January 1, 2023	$450		$—
Pool participation	(a)	16,095	(a)	166	(b)
		$16,545	(c)	$166
Property damage:
NEIL and EMANI	April 1, 2023	$3,200	(d)	$28	(e)
Accidental outage:
NEIL	April 1, 2023	$490	(f)	$9	(e)
(a)Provided through mandatory participation in an industrywide retrospective premium assessment program. The maximum coverage available is dependent on the number of United States commercial reactors participating in the program.
(b)Retrospective premium under the Price-Anderson Act. This is subject to retrospective assessment with respect to a covered loss in excess of $450 million in the event of an incident at any licensed United States commercial reactor, payable at $24.7 million per year.
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
The Price-Anderson Act is a federal law that limits the liability for claims from an incident involving any licensed United States commercial nuclear energy center. The limit is based on the number of licensed reactors. The limit of liability and the maximum potential annual payments are adjusted at least every five years for inflation to reflect changes in the Consumer Price Index. The most recent five-year inflationary adjustment became effective in October 2023. Owners of a nuclear reactor cover this exposure through a combination of private insurance and mandatory participation in a financial protection pool, as established by the Price-Anderson Act.
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

NOTE 11 – RETIREMENT BENEFITS
The following table presents the components of the net periodic benefit cost (income) incurred for Ameren’s pension and postretirement benefit plans for the three and nine months ended September 30, 2023 and 2022:

	Pension Benefits				Postretirement Benefits
	Three Months		Nine Months		Three Months		Nine Months
	2023	2022	2023	2022	2023	2022	2023	2022
Service cost(a)	$10	$31	$56	$95	$3	$5	$9	$15
Non-service cost components:
Interest cost	55	42	166	123	11	8	34	25
Expected return on plan assets(b)	(84)	(80)	(251)	(240)	(22)	(21)	(68)	(64)
Amortization of(b):
Prior service benefit	—	—	—	—	(1)	(1)	(3)	(3)
Actuarial (gain) loss	(29)	7	(86)	19	(12)	(5)	(35)	(14)
Total non-service cost components(c)	$(58)	$(31)	$(171)	$(98)	$(24)	$(19)	$(72)	$(56)
Net periodic benefit income(d)	$(48)	$—	$(115)	$(3)	$(21)	$(14)	$(63)	$(41)
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
Ameren Missouri and Ameren Illinois are responsible for their respective share of Ameren’s pension and other postretirement costs. The following table presents the respective share of net periodic pension and other postretirement benefit costs (income) incurred for the three and nine months ended September 30, 2023 and 2022:

	Pension Benefits				Postretirement Benefits
	Three Months		Nine Months		Three Months		Nine Months
	2023	2022	2023	2022	2023	2022	2023	2022
Ameren Missouri(a)	$(24)	$—	$(59)	$(2)	$(8)	$(3)	$(23)	$(10)
Ameren Illinois	(21)	1	(48)	2	(13)	(11)	(40)	(31)
Other	(3)	(1)	(8)	(3)	—	—	—	—
Ameren(a)	$(48)	$—	$(115)	$(3)	$(21)	$(14)	$(63)	$(41)
(a)Does not include the impact of the tracker for the difference between the level of pension and postretirement benefit costs (income) incurred by Ameren Missouri under GAAP and the level of such costs included in rates.

NOTE 12 – INCOME TAXES
The following table presents a reconciliation of the federal statutory corporate income tax rate to the effective income tax rate for the three and nine months ended September 30, 2023 and 2022:

	Ameren		Ameren Missouri		Ameren Illinois
	2023	2022	2023	2022	2023	2022
Three Months
Federal statutory corporate income tax rate	21%	21%	21%	21%	21%	21%
Increases (decreases) from:
Amortization of deferred investment tax credit	—	—	(1)	(1)	—	—
Amortization of excess deferred taxes(a)	(7)	(8)	(15)	(15)	(2)	(2)
Depreciation differences	(1)	—	—	—	—	—
Renewable and other tax credits(b)	(5)	(4)	(11)	(10)	(1)	—
State tax	4	4	3	3	7	7
Stock-based compensation	—	1	—	—	—	—
Cash surrender value of COLI	—	1	—	—	—	—
Effective income tax rate	12%	15%	(3)%	(2)%	25%	26%
Nine Months
Federal statutory corporate income tax rate	21%	21%	21%	21%	21%	21%
Increases (decreases) from:
Amortization of deferred investment tax credit	—	—	(1)	(1)	—	—
Amortization of excess deferred taxes(a)	(8)	(8)	(15)	(15)	(2)	(2)
Depreciation differences	—	—	—	—	(1)	—
Renewable and other tax credits(b)	(5)	(4)	(11)	(10)	—	—
State tax	5	5	3	3	7	7
Effective income tax rate	13%	14%	(3)%	(2)%	25%	26%
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
NOTE 13 – SUPPLEMENTAL INFORMATION
Cash, Cash Equivalents, and Restricted Cash
The following table provides a reconciliation of cash, cash equivalents, and restricted cash reported within the balance sheets and the statements of cash flows at September 30, 2023, and December 31, 2022:

	September 30, 2023			December 31, 2022
	Ameren	Ameren Missouri	Ameren Illinois	Ameren	Ameren Missouri	Ameren Illinois
“Cash and cash equivalents”	$8	$3	$—	$10	$—	$—
Restricted cash included in “Other current assets”	13	5	5	13	5	6
Restricted cash included in “Other assets”	220	—	220	185	—	185
Restricted cash included in “Nuclear decommissioning trust fund”	5	5	—	8	8	—
Total cash, cash equivalents, and restricted cash	$246	$13	$225	$216	$13	$191
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
Accounts Receivable
“Accounts receivable – trade” on Ameren’s and Ameren Illinois’ balance sheets include certain receivables purchased at a discount from alternative retail electric suppliers that elect to participate in the utility consolidated billing program. At September 30, 2023, and December 31, 2022, “Other current liabilities” on Ameren’s and Ameren Illinois’ balance sheets included payables for purchased receivables of $50 million and $31 million, respectively.

The following table provides a reconciliation of the beginning and ending amount of the allowance for doubtful accounts for the three and nine months ended September 30, 2023 and 2022:

	Three Months		Nine Months
	2023	2022	2023	2022
Ameren:
Beginning of period	$39	$30	$31	$29
Bad debt expense	18	14	41	23
Charged to other accounts(a)	2	1	3	3
Net write-offs	(26)	(14)	(42)	(24)
End of period	$33	$31	$33	$31
Ameren Missouri:
Beginning of period	$12	$12	$13	$13
Bad debt expense	5	3	9	6
Net write-offs	(5)	(3)	(10)	(7)
End of period	$12	$12	$12	$12
Ameren Illinois:(b)
Beginning of period	$27	$18	$18	$16
Bad debt expense	13	11	32	17
Charged to other accounts(a)	2	1	3	3
Net write-offs	(21)	(11)	(32)	(17)
End of period	$21	$19	$21	$19
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
As of September 30, 2023, accounts receivable balances that were 30 days or greater past due or that were a part of a deferred payment arrangement represented 17%, 8%, and 26%, or $106 million, $25 million, and $81 million, of Ameren’s, Ameren Missouri’s, and Ameren Illinois’ customer trade receivables before allowance for doubtful accounts, respectively. In comparison, as of September 30, 2022, these percentages were 17%, 12%, and 21%, or $117 million, $39 million, and $78 million, for Ameren, Ameren Missouri, and Ameren Illinois, respectively.
Supplemental Cash Flow Information
The following table provides noncash financing and investing activity excluded from the statements of cash flows for the nine months ended September 30, 2023 and 2022:

	September 30, 2023			September 30, 2022
	Ameren	Ameren Missouri	Ameren Illinois	Ameren	Ameren Missouri	Ameren Illinois
Investing:
Accrued capital expenditures, including nuclear fuel expenditures	$518	$246	$237	$367	$187	$180
Net realized and unrealized gain/(loss) – nuclear decommissioning trust fund	66	66	—	(262)	(262)	—
Return of investment in industrial development revenue bonds(a)	240	240	—	—	—	—
Financing:
Issuance of common stock for stock-based compensation	$37	$—	$—	$31	$—	$—
Issuance of common stock under the DRPlus	7	—	—	8	—	—
Termination of a financing obligation(a)	240	240	—	—	—	—
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

Asset Retirement Obligations
The following table provides a reconciliation of the beginning and ending carrying amount of AROs for the nine months ended September 30, 2023:

	Ameren Missouri		Ameren Illinois		Ameren
Balance at December 31, 2022	$782	(a)	$4	(b)	$786	(a)
Liabilities settled	(9)		—		(9)
Accretion	25	(c)	—		25	(c)
Change in estimates	(18)		—		(18)
Balance at September 30, 2023	$780	(a)	$4	(b)	$784	(a)
(a)Balance included $23 million in “Other current liabilities” on the balance sheet as of both September 30, 2023, and December 31, 2022.
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
For the nine months ended September 30, 2023 and 2022, excess tax benefits associated with the settlement of stock-based compensation awards reduced income tax expense by $6 million and $5 million, respectively.
Deferred Compensation
At September 30, 2023, and December 31, 2022, the present value of benefits to be paid for deferred compensation obligations was $85 million and $87 million, respectively, which was primarily reflected in “Other deferred credits and liabilities” on Ameren’s consolidated balance sheet.
Operating Revenues
As of September 30, 2023 and 2022, our remaining performance obligations for contracts with a term greater than one year were immaterial. The Ameren Companies elected not to disclose the aggregate amount of the transaction price allocated to the performance obligations that are unsatisfied as of the end of the reporting period for contracts with an initial expected term of one year or less.
See Note 14 – Segment Information for disaggregated revenue information.
Excise Taxes
Ameren Missouri and Ameren Illinois collect from their customers excise taxes, including municipal and state excise taxes and gross receipts taxes that are levied on the sale or distribution of natural gas and electricity. The following table presents the excise taxes recorded on a gross basis in “Operating Revenues – Electric,” “Operating Revenues – Natural gas” and “Operating Expenses – Taxes other than income taxes” on the statements of income for the three and nine months ended September 30, 2023 and 2022:

	Three Months		Nine Months
	2023	2022	2023	2022
Ameren Missouri	$60	$55	$133	$128
Ameren Illinois	27	28	90	101
Ameren	$87	$83	$223	$229

Earnings per Share
The following table reconciles the basic weighted-average number of common shares outstanding to the diluted weighted-average number of common shares outstanding for the three and nine months ended September 30, 2023 and 2022:

	Three Months		Nine Months
	2023	2022	2023	2022
Weighted-average Common Shares Outstanding – Basic	262.8	258.4	262.5	258.2
Assumed settlement of performance share units and restricted stock units	0.6	0.9	0.7	1.0
Dilutive effect of forward sale agreements	—	0.2	—	0.1
Weighted-average Common Shares Outstanding – Diluted(a)	263.4	259.5	263.2	259.3
(a)There was an immaterial number of anti-dilutive performance share units excluded from the earnings per diluted share calculations for the three and nine months ended September 30, 2023 and 2022. The outstanding forward sale agreements as of September 30, 2023, were anti-dilutive for the three and nine months ended September 30, 2023, and excluded from the earnings per diluted share calculation as calculated using the treasury stock method.
NOTE 14 – SEGMENT INFORMATION
The following tables present revenues, net income attributable to common shareholders, and capital expenditures by segment at Ameren and Ameren Illinois for the three and nine months ended September 30, 2023 and 2022. Ameren, Ameren Missouri, and Ameren Illinois management review segment capital expenditure information rather than any individual or total asset amount. For additional information about our segments, see Note 16 – Segment Information under Part II, Item 8, of the Form 10-K.
Ameren

	Ameren Missouri	Ameren Illinois Electric Distribution	Ameren Illinois Natural Gas	Ameren Transmission		Other	Intersegment Eliminations	Ameren
Three Months 2023:
External revenues	$1,228	$557	$121	$154		$—	$—	$2,060
Intersegment revenues	9	1	1	34		—	(45)	—
Net income (loss) attributable to Ameren common shareholders	411	66	(5)	86	(a)	(65)	—	493
Capital expenditures	341	177	80	160		2	(11)	749
Three Months 2022:
External revenues	$1,351	$672	$146	$137		$—	$—	$2,306
Intersegment revenues	8	—	—	32		—	(40)	—
Net income (loss) attributable to Ameren common shareholders	397	51	(4)	78	(a)	(70)	—	452
Capital expenditures	431	163	114	187		1	3	899
Nine Months 2023:
External revenues	$3,074	$1,721	$664	$423		$—	$—	$5,882
Intersegment revenues	27	1	1	89		—	(118)	—
Net income (loss) attributable to Ameren common shareholders	541	193	93	229	(a)	(62)	—	994
Capital expenditures	1,255	527	221	570		7	(9)	2,571
Nine Months 2022:
External revenues	$3,071	$1,640	$811	$389		$—	$—	$5,911
Intersegment revenues	25	1	—	76		—	(102)	—
Net income (loss) attributable to Ameren common shareholders	547	151	82	199	(a)	(68)	—	911
Capital expenditures	1,237	444	232	519		4	1	2,437
(a)Ameren Transmission earnings reflect an allocation of financing costs from Ameren (parent).

Ameren Illinois

	Ameren Illinois Electric Distribution	Ameren Illinois Natural Gas	Ameren Illinois Transmission	Intersegment Eliminations	Ameren Illinois
Three Months 2023:
External revenues	$558	$122	$103	$—	$783
Intersegment revenues	—	—	33	(33)	—
Net income (loss) available to common shareholder	66	(5)	64	—	125
Capital expenditures	177	80	125	—	382
Three Months 2022:
External revenues	$672	$146	$86	$—	$904
Intersegment revenues	—	—	31	(31)	—
Net income (loss) available to common shareholder	51	(4)	56	—	103
Capital expenditures	163	114	169	—	446
Nine Months 2023:
External revenues	$1,722	$665	$276	$—	$2,663
Intersegment revenues	—	—	87	(87)	—
Net income available to common shareholder	193	93	166	—	452
Capital expenditures	527	221	478	—	1,226
Nine Months 2022:
External revenues	$1,641	$811	$245	$—	$2,697
Intersegment revenues	—	—	75	(75)	—
Net income available to common shareholder	151	82	142	—	375
Capital expenditures	444	232	469	—	1,145
The following tables present disaggregated revenues by segment at Ameren and Ameren Illinois for the three and nine months ended September 30, 2023 and 2022. Economic factors affect the nature, timing, amount, and uncertainty of revenues and cash flows in a similar manner across customer classes. Revenues from alternative revenue programs have a similar distribution among customer classes as revenues from contracts with customers. Other revenues not associated with contracts with customers are presented in the Other customer classification, along with electric transmission, off-system sales, and capacity revenues.
Ameren

	Ameren Missouri	Ameren Illinois Electric Distribution		Ameren Illinois Natural Gas	Ameren Transmission	Intersegment Eliminations	Ameren
Three Months 2023:
Residential	$590	$330		$—	$—	$—	$920
Commercial	468	189		—	—	—	657
Industrial	107	40		—	—	—	147
Other	54	(1)	(a)	—	188	(44)	197
Total electric revenues	$1,219	$558		$—	$188	$(44)	$1,921
Residential	$9	$—		$75	$—	$—	$84
Commercial	5	—		19	—	—	24
Industrial	1	—		1	—	—	2
Other	3	—		27	—	(1)	29
Total natural gas revenues	$18	$—		$122	$—	$(1)	$139
Total revenues(b)	$1,237	$558		$122	$188	$(45)	$2,060

	Ameren Missouri	Ameren Illinois Electric Distribution		Ameren Illinois Natural Gas	Ameren Transmission	Intersegment Eliminations	Ameren
Three Months 2022:
Residential	$564	$407		$—	$—	$—	$971
Commercial	430	233		—	—	—	663
Industrial	99	47		—	—	—	146
Other	245	(15)	(a)	—	169	(39)	360
Total electric revenues	$1,338	$672		$—	$169	$(39)	$2,140
Residential	$11	$—		$89	$—	$—	$100
Commercial	6	—		25	—	—	31
Industrial	1	—		5	—	—	6
Other	3	—		27	—	(1)	29
Total natural gas revenues	$21	$—		$146	$—	$(1)	$166
Total revenues(b)	$1,359	$672		$146	$169	$(40)	$2,306
Nine Months 2023:
Residential	$1,274	$1,049		$—	$—	$—	$2,323
Commercial	1,026	582		—	—	—	1,608
Industrial	243	136		—	—	—	379
Other	435	(45)	(a)	—	512	(116)	786
Total electric revenues	$2,978	$1,722		$—	$512	$(116)	$5,096
Residential	$74	$—		$469	$—	$—	$543
Commercial	34	—		121	—	—	155
Industrial	4	—		10	—	—	14
Other	11	—		65	—	(2)	74
Total natural gas revenues	$123	$—		$665	$—	$(2)	$786
Total revenues(b)	$3,101	$1,722		$665	$512	$(118)	$5,882
Nine Months 2022:
Residential	$1,267	$954		$—	$—	$—	$2,221
Commercial	968	571		—	—	—	1,539
Industrial	229	145		—	—	—	374
Other	502	(29)	(a)	—	465	(101)	837
Total electric revenues	$2,966	$1,641		$—	$465	$(101)	$4,971
Residential	$78	$—		$575	$—	$—	$653
Commercial	36	—		152	—	—	188
Industrial	4	—		33	—	—	37
Other	12	—		51	—	(1)	62
Total natural gas revenues	$130	$—		$811	$—	$(1)	$940
Total revenues(b)	$3,096	$1,641		$811	$465	$(102)	$5,911

(a)Includes over-recoveries of various riders.
(b)The following table presents increases/(decreases) in revenues from alternative revenue programs and other revenues not from contracts with customers for the three and nine months ended September 30, 2023 and 2022:

	Ameren Missouri		Ameren Illinois Electric Distribution	Ameren Illinois Natural Gas	Ameren Transmission	Ameren
Three Months 2023:
Revenues from alternative revenue programs	$(9)		$(94)	$(1)	$(5)	$(109)
Other revenues not from contracts with customers	(1)	(a)	2	—	—	1	(a)
Three Months 2022:
Revenues from alternative revenue programs	$14		$(83)	$(3)	$(11)	$(83)
Other revenues not from contracts with customers	(45)	(a)	2	—	—	(43)	(a)
Nine Months 2023:
Revenues from alternative revenue programs	$(11)		$30	$36	$8	$63
Other revenues not from contracts with customers	(9)	(a)	6	2	—	(1)	(a)
Nine Months 2022:
Revenues from alternative revenue programs	$8		$13	$(5)	$(14)	$2
Other revenues not from contracts with customers	(81)	(a), (b)	5	2	—	(74)	(a), (b)
(a)Includes net realized losses on derivative power contracts.
(b)Includes insurance recoveries related to lost sales associated with the December 2020 Callaway Energy Center maintenance outage. See Note 9 – Callaway Energy Center under Part II, Item 8, of the Form 10-K for additional information.
Ameren Illinois

	Ameren Illinois Electric Distribution		Ameren Illinois Natural Gas	Ameren Illinois Transmission	Intersegment Eliminations	Ameren Illinois
Three Months 2023:
Residential	$330		$75	$—	$—	$405
Commercial	189		19	—	—	208
Industrial	40		1	—	—	41
Other	(1)	(a)	27	136	(33)	129
Total revenues(b)	$558		$122	$136	$(33)	$783
Three Months 2022:
Residential	$407		$89	$—	$—	$496
Commercial	233		25	—	—	258
Industrial	47		5	—	—	52
Other	(15)	(a)	27	117	(31)	98
Total revenues(b)	$672		$146	$117	$(31)	$904
Nine Months 2023:
Residential	$1,049		$469	$—	$—	$1,518
Commercial	582		121	—	—	703
Industrial	136		10	—	—	146
Other	(45)	(a)	65	363	(87)	296
Total revenues(b)	$1,722		$665	$363	$(87)	$2,663
Nine Months 2022:
Residential	$954		$575	$—	$—	$1,529
Commercial	571		152	—	—	723
Industrial	145		33	—	—	178
Other	(29)	(a)	51	320	(75)	267
Total revenues(b)	$1,641		$811	$320	$(75)	$2,697

(a)Includes over-recoveries of various riders.
(b)The following table presents increases/(decreases) in revenues from alternative revenue programs and other revenues not from contracts with customers for the Ameren Illinois segments for the three and nine months ended September 30, 2023 and 2022:

	Ameren Illinois Electric Distribution	Ameren Illinois Natural Gas	Ameren Illinois Transmission	Ameren Illinois
Three Months 2023:
Revenues from alternative revenue programs	$(94)	$(1)	$(6)	$(101)
Other revenues not from contracts with customers	2	—	—	2
Three Months 2022:
Revenues from alternative revenue programs	$(83)	$(3)	$(10)	$(96)
Other revenues not from contracts with customers	2	—	—	2
Nine Months 2023:
Revenues from alternative revenue programs	$30	$36	$4	$70
Other revenues not from contracts with customers	6	2	—	8
Nine Months 2022:
Revenues from alternative revenue programs	$13	$(5)	$(12)	$(4)
Other revenues not from contracts with customers	5	2	—	7
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
OVERVIEW
Net income attributable to Ameren common shareholders in the three months ended September 30, 2023, was $493 million, or $1.87 per diluted share, compared with $452 million, or $1.74 per diluted share, in the year-ago period. Net income attributable to Ameren common shareholders in the nine months ended September 30, 2023, was $994 million, or $3.78 per diluted share, compared with $911 million, or $3.51 per diluted share, in the year-ago period. Net income for the three and nine months ended September 30, 2023, was favorably affected by increased rate base investments across all segments, a higher recognized ROE at Ameren Illinois Electric Distribution due to a higher estimated annual average of the monthly yields of the 30-year United States Treasury bonds, and increased base rate revenues at Ameren Missouri pursuant to the June 2023 MoPSC electric rate order. Earnings for the three and nine months ended September 30, 2023, were also favorably affected by decreased income tax expense not subject to formula rates or riders. Net income for the nine months ended September 30, 2023, were favorably affected by decreased other operations and maintenance expenses not subject to formula rates, riders, or trackers, including an increase in the cash surrender value of COLI. Earnings for the three and nine months ended September 30, 2023, were unfavorably affected by decreased electric retail sales at Ameren Missouri, primarily due to milder spring and early summer temperatures as well as warmer winter temperatures in the nine months ended September 30, 2023, compared with the same periods in 2022, as well as lower electric sales volumes and increased financing costs, primarily due to higher interest rates and balances, partially offset by higher levels of allowance for funds used during construction, in both periods. Earnings per share for the three and nine months ended September 30, 2023, were unfavorably affected by an increase in the weighted-average basic common shares outstanding.
Ameren’s strategic plan includes investing in rate-regulated energy infrastructure, enhancing regulatory frameworks and advocating for responsible policies, and optimizing operating performance to capitalize on opportunities to benefit our customers, communities, shareholders, and the environment. Ameren remains focused on disciplined cost management and strategic capital allocation. Ameren invested $2.6 billion in its rate-regulated businesses in the nine months ended September 30, 2023.
In June 2023, the MoPSC issued an order that resulted in an increase of $140 million to Ameren Missouri’s annual revenue requirement for electric retail service. The approved revenue requirement is based on infrastructure investments as of December 31, 2022, and included an extension of the depreciable lives of the Sioux Energy Center’s assets from 2028 to 2030. The order did not explicitly specify an ROE, capital structure, or rate base. The order provides for the continued use of the FAC and trackers for pension and postretirement benefits, uncertain income tax positions, certain excess deferred income taxes, and renewable energy standard compliance costs that the MoPSC previously authorized in earlier electric rate orders, as well as the use of an electric property tax tracker. It also includes a tracker for the utilization of production and investment tax credits or proceeds from the sale of certain tax credits allowed under the IRA. The order increased the annualized base level of net energy costs pursuant to the FAC by approximately $40 million from the base level established in the MoPSC’s December 2021 electric rate order. The order also changed annualized depreciation, regulatory asset and liability amortization amounts, and the base level of expenses for trackers. On an annualized basis, these changes reflect approximate increases in “Depreciation and amortization” of $90 million and “Other income, net”, of $100 million, related to non-service pension and postretirement benefit income, on Ameren’s and Ameren Missouri’s consolidated statements of income. The new rates became effective on July 9, 2023.
In June 2023, Ameren Missouri filed for CCNs with the MoPSC for four solar generation facilities, including the Split Rail Solar Project (300-MW facility, build-transfer agreement), the Cass County Solar Project (150-MW facility, development-transfer agreement), the Vandalia Solar Project (50-MW facility, self-build), and the Bowling Green Solar Project (50-MW facility, self-build). In October 2023, the MoPSC staff filed a recommendation that the MoPSC should not approve Ameren Missouri’s requests for CCNs for these solar projects, arguing Ameren Missouri did not adequately demonstrate the facilities are needed to continue providing service to customers. Ameren Missouri expects decisions on the CCNs by the MoPSC in the first quarter of 2024. The Cass County Solar Project is expected to be located in central Illinois and the other three projects are expected to be located in central Missouri. Each project is expected to support Ameren Missouri’s transition to renewable generation. In February and April 2023, the MoPSC issued orders approving requested CCNs for the Huck Finn and Boomtown solar projects, respectively.
In August 2023, the MoPSC issued an order approving a nonunanimous stipulation and agreement to extend Ameren Missouri’s MEEIA 2019 program for an additional year through 2024. For the 2024 program year, the order approved the establishment of a portfolio of customer energy-efficiency programs and performance incentives that will provide Ameren Missouri an opportunity to earn revenues, including $12 million if Ameren Missouri achieves certain program spending goals. In 2024, Ameren Missouri expects to invest $76 million in energy-efficiency programs.
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
In November 2023, Ameren Illinois filed a revised reconciliation adjustment to its 2022 electric distribution service revenue requirement with the ICC, requesting recovery of $117 million. The reconciliation adjustment reflects Ameren Illinois’ actual 2022 recoverable costs, year-end rate base, and capital structure, which was composed of 52% common equity. An ICC decision in this proceeding is required by December 2023, and any approved adjustment would be collected from customers in 2024.
In October 2023, Ameren Illinois filed a revised request with the ICC seeking approval to increase its annual revenues for natural gas delivery service by $140 million, which includes an estimated $77 million of annual revenues that would otherwise be recovered under riders. The revised request is based on a 10.2% allowed ROE, a capital structure composed of 52% common equity, and a rate base of $2.9 billion. In an attempt to reduce regulatory lag, Ameren Illinois used a 2024 future test year in this proceeding. A decision by the ICC in this proceeding is required by late November 2023, with new rates expected to be effective by early December 2023.
In September 2023, Ameren Illinois filed a revised MYRP with the ICC to be used in setting electric distribution service rates for 2024 through 2027. Under the MYRP, the ICC would approve base rates for electric distribution service to be charged to customers for each calendar year of the four-year period. The following table includes the forecasted revenue requirement, the ROE, the capital structure common equity percentage, and the forecasted average annual rate base for 2024 through 2027, as reflected in Ameren Illinois’ revised MYRP filing:

Year	Forecasted Revenue Requirement (in millions)(a)	Requested ROE(b)	Requested Capital Structure Common Equity Percentage(b)(c)	Forecasted Average Annual Rate Base (in billions)
2024	$1,289	10.5%	53.99%	$4.3
2025	$1,385	10.5%	53.97%	$4.6
2026	$1,480	10.5%	54.02%	$4.9
2027	$1,556	10.5%	54.03%	$5.2
(a)If an initial rate increase phase-in provision, discussed below, is approved by the ICC, it would not affect the annual revenue requirement, but would affect the timing of associated recovery from customers.
(b)In November 2023, Ameren Illinois updated its requested ROE and capital structure common equity percentage to 9.85% and 52% for all years, respectively.
(c)A capital structure of up to and including 50% common equity is deemed prudent and reasonable by law. A higher equity ratio requires specific ICC approval.
Under an MYRP, the IETL permits any initial rate increase to be phased in, with at least 50% of the first annual period’s approved rate increase reflected in rates in the first annual period, with the remaining portion deferred as a regulatory asset that earns a return at the applicable WACC and is collected from customers over a period not to exceed two years beginning within one year after the second annual period’s rates are effective. Ameren Illinois’ revised MYRP filing utilizes this phase-in provision and proposes to defer 50% of the requested 2024 rate increase of $177 million as a regulatory asset to be collected from customers in 2026. An ICC decision in this proceeding is required by December 2023, with new rates effective starting in January 2024.
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
We are observing inflationary pressures on the prices of labor, services, materials, and supplies, as well as increasing interest rates. Ameren Missouri and Ameren Illinois are generally allowed to pass on to customers prudently incurred costs for fuel, purchased power, and natural gas supply. Additionally, for certain non-commodity cost changes, the use of trackers, riders, formula ratemaking, and future test years, as applicable, mitigates our exposure.
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

Earnings Summary
The following table presents a summary of Ameren’s earnings for the three and nine months ended September 30, 2023 and 2022:

	Three Months		Nine Months
	2023	2022	2023	2022
Net income attributable to Ameren common shareholders	$493	$452	$994	$911
Earnings per common share – diluted	1.87	1.74	3.78	3.51
Net income attributable to Ameren common shareholders increased $41 million, or 13 cents per diluted share, in the three months ended September 30, 2023, compared with the year-ago period, primarily due to net income increases of $15 million, $14 million, $8 million, $5 million at Ameren Illinois Electric Distribution, Ameren Missouri, Ameren Transmission, and activity not reported as part of a segment, primarily at Ameren (parent), respectively.
Net income attributable to Ameren common shareholders increased $83 million, or 27 cents per diluted share, in the nine months ended September 30, 2023, compared with the year-ago period. The increase was due to net income increases of $42 million, $30 million, $11 million, and $6 million at Ameren Illinois Electric Distribution, Ameren Transmission, Ameren Illinois Natural Gas, and activity not reported as part of a segment, primarily at Ameren (parent), respectively, partially offset by a $6 million net income decrease at Ameren Missouri.
Earnings per diluted share were favorably affected in the three and nine months ended September 30, 2023, compared to the year-ago periods (except where a specific period is referenced), by:
•increased rate base investments at Ameren Transmission and Ameren Illinois Electric Distribution and a higher recognized ROE due to a higher estimated annual average of the monthly yields of the 30-year United States Treasury bonds at Ameren Illinois Electric Distribution, which increased revenues at these segments (7 cents and 19 cents per share, respectively);
•decreased other operations and maintenance expenses not subject to formula rates, riders, or trackers, including an increase in the cash surrender value of COLI, primarily at Ameren Missouri and Ameren Illinois Natural Gas (12 cents per share for the nine months ended September 30, 2023);
•increased base rate revenues at Ameren Missouri effective July 9, 2023, pursuant to the June 2023 MoPSC electric rate order, partially offset by the amortization of previously deferred depreciation expense under the PISA and RESRAM, financing costs otherwise recoverable under the PISA and RESRAM, a lower base level of expenses, and the net recovery for amounts associated with the reduction in sales volumes resulting from MEEIA programs (10 cents per share for both periods);
•decreased income tax expense not subject to formula rates or riders due, in part, to decreased income tax expense recognized at Ameren (parent) because of changes in the state income taxes apportioned to Missouri and Illinois, reflecting changes in revenues, as well as the effect of favorable market returns on COLI, compared with unfavorable returns in the year-ago periods (5 cents and 7 cents per share, respectively);
•increased base rate revenues at Ameren Missouri for the inclusion of previously deferred interest charges pursuant to the December 2021 and June 2023 MoPSC electric rate orders effective February 28, 2022, and July 9, 2023, respectively, partially offset by increased interest charges resulting from lower deferrals related to infrastructure investments associated with the PISA and RESRAM (1 cent and 5 cents per share, respectively);
•decreased taxes other than income taxes, primarily at Ameren Missouri, largely resulting from employee retention tax credits received under the Coronavirus Aid, Relief, and Economic Security Act in the nine months ended September 30, 2023 (3 cents per share for the nine months ended September 30, 2023);
•increased Ameren Illinois Natural Gas earnings from investments in qualifying infrastructure recovered under the QIP (1 cent and 2 cents per share, respectively);
•increased other income, net, largely due to increased non-service cost components of net periodic benefit income not subject to formula rates or trackers (2 cents per share for the nine months ended September 30, 2023); and
•recovery of previously incurred expenses at Ameren Illinois Electric Distribution (2 cents per share for the nine months ended September 30, 2023).
Earnings per diluted share were unfavorably affected in the three and nine months ended September 30, 2023, compared to the year-ago periods, by:
•decreased electric retail sales at Ameren Missouri, primarily due milder spring and early summer temperatures as well as warmer winter temperatures in the nine months ended September 30, 2023, compared with the same periods in 2022, and lower electric sales volumes in both periods (estimated at 1 cent and 17 cents per share, respectively);
•increased financing costs at Ameren (parent), Ameren Missouri, and Ameren Illinois Natural Gas, primarily due to higher interest rates on increased levels of short-term borrowings at Ameren (parent), and higher long-term debt balances and higher interest rates on short-

term borrowings and long-term debt, partially offset by higher levels of allowance for funds used during construction, at Ameren Missouri and Ameren Illinois Natural Gas (3 cents and 10 cents per share, respectively);
•increased weighted-average basic common shares outstanding resulting from issuances of common shares as detailed in Note 4 – Long-term Debt and Equity Financings under Part I, Item 1, of this report, and Note 5 – Long-term Debt and Equity Financings under Part II, Item 8, of the Form 10-K (3 cents and 6 cents per share, respectively);
•increased depreciation and amortization expenses not recoverable under riders or trackers at Ameren Missouri and Ameren Illinois Natural Gas, primarily due to additional property, plant, and equipment investments (2 cents and 4 cents per share, respectively); and
•lower MEEIA 2019 performance incentives recognized at Ameren Missouri (3 cents per share for both periods).
The cents per share variances above are presented based on the weighted-average basic common shares outstanding in the three and nine months ended September 30, 2022, and do not reflect the impact of dilution on earnings per share, unless otherwise noted. The amounts above other than variances related to income taxes have been presented net of income taxes using Ameren’s 2023 blended federal and state statutory tax rate of 26%. For additional details regarding the Ameren Companies’ results of operations, including explanations of Electric and Natural Gas Margins; Other Operations and Maintenance Expenses; Depreciation and Amortization Expenses; Taxes Other Than Income Taxes; Other Income, Net; Interest Charges; and Income Taxes, see the major headings below.

Below is Ameren’s table of income statement components by segment for the three and nine months ended September 30, 2023 and 2022:

	Ameren Missouri	Ameren Illinois Electric Distribution	Ameren Illinois Natural Gas	Ameren Transmission	Other / Intersegment Eliminations	Ameren
Three Months 2023:
Electric revenues	$1,219	$558	$—	$188	$(44)	$1,921
Fuel	(158)	—	—	—	—	(158)
Purchased power	(75)	(233)	—	—	36	(272)
Electric margins	986	325	—	188	(8)	1,491
Natural gas revenues	18	—	122	—	(1)	139
Natural gas purchased for resale	(4)	—	(26)	—	—	(30)
Natural gas margins	14	—	96	—	(1)	109
Other operations and maintenance expenses	(256)	(132)	(56)	(15)	(11)	(470)
Depreciation and amortization expenses	(217)	(89)	(26)	(34)	(3)	(369)
Taxes other than income taxes	(108)	(21)	(12)	(2)	(4)	(147)
Operating income (loss)	419	83	2	137	(27)	614
Other income, net	44	24	8	7	18	101
Interest charges	(63)	(23)	(15)	(25)	(26)	(152)
Income (taxes) benefit	12	(18)	—	(33)	(30)	(69)
Net income (loss)	412	66	(5)	86	(65)	494
Noncontrolling interests – preferred stock dividends	(1)	—	—	—	—	(1)
Net income (loss) attributable to Ameren common shareholders	$411	$66	$(5)	$86	$(65)	$493
Three Months 2022:
Electric revenues	$1,338	$672	$—	$169	$(39)	$2,140
Fuel	(117)	—	—	—	—	(117)
Purchased power	(247)	(350)	—	—	34	(563)
Electric margins	974	322	—	169	(5)	1,460
Natural gas revenues	21	—	146	—	(1)	166
Natural gas purchased for resale	(7)	—	(51)	—	—	(58)
Natural gas margins	14	—	95	—	(1)	108
Other operations and maintenance expenses	(252)	(145)	(59)	(14)	(5)	(475)
Depreciation and amortization expenses	(208)	(84)	(24)	(31)	(3)	(350)
Taxes other than income taxes	(106)	(21)	(12)	(3)	(2)	(144)
Operating income (loss)	422	72	—	121	(16)	599
Other income, net	25	15	6	5	7	58
Interest charges	(58)	(19)	(10)	(21)	(18)	(126)
Income (taxes) benefit	9	(17)	—	(27)	(43)	(78)
Net income (loss)	398	51	(4)	78	(70)	453
Noncontrolling interests – preferred stock dividends	(1)	—	—	—	—	(1)
Net income (loss) attributable to Ameren common shareholders	$397	$51	$(4)	$78	$(70)	$452

	Ameren Missouri	Ameren Illinois Electric Distribution	Ameren Illinois Natural Gas	Ameren Transmission	Other / Intersegment Eliminations	Ameren
Nine Months 2023:
Electric revenues	$2,978	$1,722	$—	$512	$(116)	$5,096
Fuel	(423)	—	—	—	—	(423)
Purchased power	(420)	(766)	—	—	91	(1,095)
Electric margins	2,135	956	—	512	(25)	3,578
Natural gas revenues	123	—	665	—	(2)	786
Natural gas purchased for resale	(60)	—	(220)	—	—	(280)
Natural gas margins	63	—	445	—	(2)	506
Other operations and maintenance expenses	(732)	(394)	(173)	(44)	(25)	(1,368)
Depreciation and amortization expenses	(579)	(260)	(79)	(101)	(5)	(1,024)
Taxes other than income taxes	(276)	(57)	(48)	(6)	(11)	(398)
Operating income (loss)	611	245	145	361	(68)	1,294
Other income, net	85	74	24	21	57	261
Interest charges	(166)	(66)	(41)	(70)	(70)	(413)
Income (taxes) benefit	14	(59)	(35)	(83)	19	(144)
Net income (loss)	544	194	93	229	(62)	998
Noncontrolling interests – preferred stock dividends	(3)	(1)	—	—	—	(4)
Net income (loss) attributable to Ameren common shareholders	$541	$193	$93	$229	$(62)	$994
Nine Months 2022:
Electric revenues	$2,966	$1,641	$—	$465	$(101)	$4,971
Fuel	(376)	—	—	—	—	(376)
Purchased power	(458)	(683)	—	—	83	(1,058)
Electric margins	2,132	958	—	465	(18)	3,537
Natural gas revenues	130	—	811	—	(1)	940
Natural gas purchased for resale	(65)	—	(366)	—	—	(431)
Natural gas margins	65	—	445	—	(1)	509
Other operations and maintenance expenses	(744)	(440)	(185)	(46)	(12)	(1,427)
Depreciation and amortization expenses	(550)	(247)	(72)	(91)	(5)	(965)
Taxes other than income taxes	(281)	(60)	(59)	(7)	(8)	(415)
Operating income (loss)	622	211	129	321	(44)	1,239
Other income, net	72	46	16	12	34	180
Interest charges	(157)	(55)	(32)	(63)	(49)	(356)
Income (taxes) benefit	13	(50)	(31)	(71)	(9)	(148)
Net income (loss)	550	152	82	199	(68)	915
Noncontrolling interests – preferred stock dividends	(3)	(1)	—	—	—	(4)
Net income (loss) attributable to Ameren common shareholders	$547	$151	$82	$199	$(68)	$911

Below is Ameren Illinois’ table of income statement components by segment for the three and nine months ended September 30, 2023 and 2022:

	Ameren Illinois Electric Distribution	Ameren Illinois Natural Gas	Ameren Illinois Transmission	Other / Intersegment Eliminations	Ameren Illinois
Three Months 2023:
Electric revenues	$558	$—	$136	$(33)	661
Purchased power	(233)	—	—	33	(200)
Electric margins	325	—	136	—	461
Natural gas revenues	—	122	—	—	122
Natural gas purchased for resale	—	(26)	—	—	(26)
Natural gas margins	—	96	—	—	96
Other operations and maintenance expenses	(132)	(56)	(12)	—	(200)
Depreciation and amortization expenses	(89)	(26)	(24)	—	(139)
Taxes other than income taxes	(21)	(12)	(1)	—	(34)
Operating income	83	2	99	—	184
Other income, net	24	8	5	—	37
Interest charges	(23)	(15)	(16)	—	(54)
Income (taxes) benefit	(18)	—	(24)	—	(42)
Net income (loss) attributable to Ameren common shareholders	$66	$(5)	$64	$—	$125
Three Months 2022:
Electric revenues	672	$—	$117	$(31)	758
Purchased power	(350)	—	—	31	(319)
Electric margins	322	—	117	—	439
Natural gas revenues	—	146	—	—	146
Natural gas purchased for resale	—	(51)	—	—	(51)
Natural gas margins	—	95	—	—	95
Other operations and maintenance expenses	(145)	(59)	(11)	—	(215)
Depreciation and amortization expenses	(84)	(24)	(22)	—	(130)
Taxes other than income taxes	(21)	(12)	(1)	—	(34)
Operating income	72	—	83	—	155
Other income, net	15	6	5	—	26
Interest charges	(19)	(10)	(13)	—	(42)
Income (taxes) benefit	(17)	—	(19)	—	(36)
Net income (loss) attributable to Ameren common shareholders	$51	$(4)	$56	$—	$103

	Ameren Illinois Electric Distribution	Ameren Illinois Natural Gas	Ameren Illinois Transmission	Other / Intersegment Eliminations	Ameren Illinois
Nine Months 2023:
Electric revenues	$1,722	$—	$363	$(87)	$1,998
Purchased power	(766)	—	—	87	(679)
Electric margins	956	—	363	—	1,319
Natural gas revenues	—	665	—	—	665
Natural gas purchased for resale	—	(220)	—	—	(220)
Natural gas margins	—	445	—	—	445
Other operations and maintenance expenses	(394)	(173)	(36)	—	(603)
Depreciation and amortization expenses	(260)	(79)	(71)	—	(410)
Taxes other than income taxes	(57)	(48)	(3)	—	(108)
Operating income	245	145	253	—	643
Other income, net	74	24	17	—	115
Interest charges	(66)	(41)	(44)	—	(151)
Income taxes	(59)	(35)	(60)	—	(154)
Net income	194	93	166	—	453
Preferred stock dividends	(1)	—	—	—	(1)
Net income attributable to common shareholder	$193	$93	$166	$—	$452
Nine Months 2022:
Electric revenues	$1,641	$—	$320	$(75)	$1,886
Purchased power	(683)	—	—	75	(608)
Electric margins	958	—	320	—	1,278
Natural gas revenues	—	811	—	—	811
Natural gas purchased for resale	—	(366)	—	—	(366)
Natural gas margins	—	445	—	—	445
Other operations and maintenance expenses	(440)	(185)	(38)	—	(663)
Depreciation and amortization expenses	(247)	(72)	(63)	—	(382)
Taxes other than income taxes	(60)	(59)	(3)	—	(122)
Operating income	211	129	216	—	556
Other income, net	46	16	13	—	75
Interest charges	(55)	(32)	(38)	—	(125)
Income taxes	(50)	(31)	(49)	—	(130)
Net income	152	82	142	—	376
Preferred stock dividends	(1)	—	—	—	(1)
Net income attributable to common shareholder	$151	$82	$142	$—	$375
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

Electric Margins

Increase (Decrease) by Segment
	Overall Ameren Increase of $31 Million (QTD YoY)	Overall Ameren Increase of $41 Million (YTD YoY)
Total by Segment(a)

$ (Millions)
$4,000
$3,500
$3,000
$2,500
$2,000
$1,500
$1,000
$500
$0
$1,491
$188
$325
$986
$1,460
$169
$322
$974
$3,578
$512
$956
$2,135
$3,537
$465
$958
$2,132
QTD 2023
QTD 2022
YTD 2023
YTD 2022

(a)Includes other/intersegment eliminations of $(8) million, $(5) million, $(25) million, and $(18) million in the three months ended September 30, 2023 and 2022, and nine months ended September 30, 2023, and 2022, respectively.

Ameren Missouri	Ameren Illinois Electric Distribution	Ameren Transmission	Other/Intersegment Eliminations
Natural Gas Margins

Increase (Decrease) by Segment
	Overall Ameren Increase of $1 Million (QTD YoY)	Overall Ameren Decrease of $3 Million (YTD YoY)
Total by Segment(a)

$600
$500
$400
$300
$200
$100
$0
$ (Millions)
$109
$96
$108
$95
$506
$445
$63
$509
$445
$65
QTD 2023
QTD 2022
YTD 2023
YTD 2022

(a)    Includes $14 million and $14 million at Ameren Missouri in the three months ended September 30, 2023 and 2022, respectively. Includes other/intersegment eliminations of $(1) million, $(1) million, $(2) million, and $(1) million in the the three months ended September 30, 2023 and 2022, respectively, and in the nine months ended September 30, 2023 and 2022, respectively.

Ameren Missouri	Ameren Illinois Natural Gas	Other/Intersegment Eliminations

The following tables present the favorable (unfavorable) variations by Ameren segment for electric and natural gas margins for the three and nine months ended September 30, 2023, compared with the year-ago periods:

Electric and Natural Gas Margins
Three Months	Ameren Missouri	Ameren Illinois Electric Distribution	Ameren Illinois Natural Gas	Ameren Transmission(a)	Other /Intersegment Eliminations	Ameren
Electric revenue change:
Base rates (estimate)(b)	$47	$9	$—	$19	$—	$75
Effect of weather (estimate)(c)	5	—	—	—	—	5
Sales volumes and changes in customer usage patterns (excluding the estimated effects of weather and MEEIA)	(7)	—	—	—	—	(7)
MEEIA 2019 performance incentives	(12)	—	—	—	—	(12)
Off-system sales, capacity, and FAC revenues, net	(178)	—	—	—	—	(178)
Ameren Illinois energy-efficiency program investment revenues	—	5	—	—	—	5
Other	(3)	(2)	—	—	(3)	(8)
Cost recovery mechanisms – offset in fuel and purchased power(d)	42	(117)	—	—	(2)	(77)
Other cost recovery mechanisms(e)	(13)	(9)	—	—	—	(22)
Total electric revenue change	$(119)	$(114)	$—	$19	$(5)	$(219)
Fuel and purchased power change:
Energy costs (excluding the estimated effect of weather)	$182	$—	$—	$—	$—	$182
Effect of weather (estimate)(c)	(1)	—	—	—	—	(1)
Effect of higher net energy costs included in base rates	(10)	—	—	—	—	(10)
Other	2	—	—	—	—	2
Cost recovery mechanisms – offset in electric revenue(d)	(42)	117	—	—	2	77
Total fuel and purchased power change	$131	$117	$—	$—	$2	$250
Net change in electric margins	$12	$3	$—	$19	$(3)	$31
Natural gas revenue change:
Effect of weather (estimate)(c)	$(1)	$—	$—	$—	$—	$(1)
Sales volumes (excluding the estimated effect of weather)	(1)	—	—	—	—	(1)
QIP	—	—	5	—	—	5
VBA	—	—	(2)	—	—	(2)
Other	—	—	(1)	—	—	(1)
Cost recovery mechanisms – offset in natural gas purchased for resale(d)	(2)	—	(25)	—	—	(27)
Other cost recovery mechanisms(e)	1	—	(1)	—	—	—
Total natural gas revenue change	$(3)	$—	$(24)	$—	$—	$(27)
Natural gas purchased for resale change:
Effect of weather (estimate)(c)	$1	$—	$—	$—	$—	$1
Cost recovery mechanisms – offset in natural gas revenue(d)	2	—	25	—	—	27
Total natural gas purchased for resale change	$3	$—	$25	$—	$—	$28
Net change in natural gas margins	$—	$—	$1	$—	$—	$1

Electric and Natural Gas Margins
Nine Months	Ameren Missouri	Ameren Illinois Electric Distribution	Ameren Illinois Natural Gas	Ameren Transmission(a)	Other /Intersegment Eliminations	Ameren
Electric revenue change:
Base rates (estimate)(b)	$85	$7	$—	$47	$—	$139
Effect of weather (estimate)(c)	(50)	—	—	—	—	(50)
Sales volumes and changes in customer usage patterns (excluding the estimated effects of weather and MEEIA)	(20)	—	—	—	—	(20)
MEEIA 2019 performance incentives	(12)	—	—	—	—	(12)
Off-system sales, capacity, and FAC revenues, net	(60)	—	—	—	—	(60)
Ameren Illinois energy-efficiency program investment revenues	—	14	—	—	—	14
Other	(3)	3	—	—	(7)	(7)
Cost recovery mechanisms – offset in fuel and purchased power(d)	82	83	—	—	(8)	157
Other cost recovery mechanisms(e)	(10)	(26)	—	—	—	(36)
Total electric revenue change	$12	$81	$—	$47	$(15)	$125
Fuel and purchased power change:
Energy costs (excluding the estimated effect of weather)	$70	$—	$—	$—	$—	$70
Effect of weather (estimate)(c)	9	—	—	—	—	9
Effect of higher net energy costs included in base rates	(11)	—	—	—	—	(11)
Other	5	—	—	—	—	5
Cost recovery mechanisms – offset in electric revenue(d)	(82)	(83)	—	—	8	(157)
Total fuel and purchased power change	$(9)	$(83)	$—	$—	$8	$(84)
Net change in electric margins	$3	$(2)	$—	$47	$(7)	$41
Natural gas revenue change:
Effect of weather (estimate)(c)	$(11)	$—	$—	$—	$—	$(11)
Sales volumes (excluding the estimated effect of weather)	(2)	—	(2)	—	—	(4)
QIP	—	—	11	—	—	11
Other	—	—	(2)	—	(1)	(3)
Cost recovery mechanisms – offset in natural gas purchased for resale(d)	5	—	(146)	—	—	(141)
Other cost recovery mechanisms(e)	1	—	(7)	—	—	(6)
Total natural gas revenue change	$(7)	$—	$(146)	$—	$(1)	$(154)
Natural gas purchased for resale change:
Effect of weather (estimate)(c)	$10	$—	$—	$—	$—	$10
Cost recovery mechanisms – offset in natural gas revenue(d)	(5)	—	146	—	—	141
Total natural gas purchased for resale change	$5	$—	$146	$—	$—	$151
Net change in natural gas margins	$(2)	$—	$—	$—	$(1)	$(3)
(a)Includes an increase in transmission margins of $19 million and $43 million at Ameren Illinois for the three and nine months ended September 30, 2023, compared with the year-ago periods.
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

Ameren
Ameren’s electric margins increased $31 million, or 2%, for the three months ended September 30, 2023, compared with the year-ago period, primarily due to increased margins at Ameren Transmission, Ameren Missouri and Ameren Illinois Electric Distribution, as discussed below. Ameren’s electric margins increased $41 million, or 1%, for the nine months ended September 30, 2023, compared with the year-ago period, primarily due to increased margins at Ameren Transmission and Ameren Missouri, as discussed below. Ameren’s natural gas margins were comparable for the three months ended September 30, 2023, and decreased $3 million, or 1%, for the nine months ended September 30, 2023, compared with the year-ago period, primarily due to decreased sales volumes at Ameren Missouri.
Ameren Transmission
Ameren Transmission’s margins increased $19 million, or 11%, and $47 million, or 10%, for the three and nine months ended September 30, 2023, respectively, compared with the year-ago periods. Base rate revenues were favorably affected primarily by higher recoverable expenses (+$12 million and +$27 million, respectively) and increased capital investment (+$7 million and +$20 million, respectively), as evidenced by a 10% increase in rate base used to calculate the revenue requirement.
Ameren Missouri
Ameren Missouri’s electric margins increased $12 million, or 1%, and $3 million, or less than 1%, for the three and nine months ended September 30, 2023, respectively, compared with the year-ago periods. Revenues associated with “Cost recovery mechanisms – offset in fuel and purchased power” increased $42 million and $82 million for the three and nine months ended September 30, 2023, respectively, due to increased revenue related to the amortization of costs previously deferred under the FAC that were reflected in customer rates, which also increased fuel expense. The changes to “Cost recovery mechanisms - offset in fuel and purchased power” are fully offset by “Cost recovery mechanisms - offset in electric revenue,” in the table above, and result in no impact to margins. Ameren Missouri’s 5% exposure to net energy cost variances under the FAC is reflected within “Off-system sales, capacity, and FAC revenues, net” and “Energy costs (excluding the estimated effect of weather)”, as discussed below.
The following items had a favorable effect on Ameren Missouri’s electric margins for the three and nine months ended September 30, 2023, compared with the year-ago periods (except where a specific period is referenced):
•Higher electric base rates, excluding the change in base rates for the MEEIA customer energy-efficiency programs and the RESRAM, resulting from the December 2021 MoPSC electric rate order effective February 28, 2022, partially offset by higher net energy costs included in base rates, increased margins an estimated $37 million for the nine months ended September 30, 2023. A similar effect resulting from the June 2023 MoPSC electric rate order effective July 9, 2023, increased margins an estimated $37 million for the three and nine months ended September 30, 2023. The change in electric base rates from these two orders is the sum of the change in “Base rates (estimate)” (+$47 million and +$85 million, respectively) and the “Effect of higher net energy costs included in base rates”
(-$10 million and -$11 million, respectively) in the table above.
•Ameren Missouri’s 5% exposure to net energy cost variances under the FAC increased margins $4 million and $10 million for the three and nine months ended September 30, 2023, respectively. The change in net energy costs is the sum of “Off-system sales, capacity and FAC revenues, net” (-$178 million and -$60 million, respectively) and “Energy costs (excluding the estimated effect of weather)”
(+$182 million and +$70 million, respectively) in the table above. In the three and nine months ended September 30, 2023, these revenues and costs decreased primarily due to lower capacity prices, lower market prices for power, and the effect of decreased generation volumes. Ameren Missouri sells nearly all of its capacity to the MISO and purchases the capacity it needs to supply its native load sales from the MISO. For the three months ended September 30, 2023, capacity revenues decreased $154 million and capacity costs decreased $148 million. Capacity revenues and costs decreased due to a decrease in the price set by the annual MISO auction in April 2023, which became effective June 2023. For the nine months ended September 30, 2023, capacity revenues increased $54 million and capacity costs increased $53 million due to an increase in the price set by the annual MISO auction in April 2022, which became effective June 2022. These increases in capacity revenues and costs were partially offset by lower capacity prices set by the annual MISO auction in April 2023, which became effective June 2023, as well as the effect of lower market prices for power, which resulted in a decrease in off-system sales and related fuel costs. See Outlook for additional information related to the April 2022 and April 2023 MISO auctions.
•Other decreases in fuel and purchased power expenses increased margins $5 million for the nine months ended September 30, 2023, largely due to decreased transmission expense. The decrease relates to a reduction in charges associated with transmission network upgrades.
•For the three months ended September 30, 2023, temperatures were warmer as cooling degree days increased less than 1%. The aggregate effect of weather increased margins an estimated $4 million. The change in margins due to weather is the sum of the “Effect of weather (estimate)” on electric revenues (+$5 million) and the “Effect of weather (estimate)” on fuel and purchased power (-$1 million) in the table above.

The following items had an unfavorable effect on Ameren Missouri’s electric margins for the three and nine months ended September 30, 2023, compared with the year-ago periods (except where a specific period is referenced):
•Spring and early summer temperatures were milder as cooling degree days decreased 5% and winter temperatures were warmer as heating degree days decreased 20% for the nine months ended September 30, 2023. The aggregate effect of weather decreased margins an estimated $41 million for the nine months ended September 30, 2023. The change in margins due to weather is the sum of the “Effect of weather (estimate)” on electric revenues (-$50 million) and the “Effect of weather (estimate)” on fuel and purchased power (+$9 million) in the table above.
•Excluding the estimated effects of weather and the MEEIA customer energy-efficiency programs, electric revenues decreased an estimated $7 million and $20 million for the three and nine months ended September 30, 2023, respectively. These decreases resulted from a decrease in retail sales volumes, due, in part, to customer outages resulting from major storms experienced throughout the service territory in July and August 2023, partially offset by an increase in the average retail price per kilowatthour related to changes in customer usage patterns and an increase in customer demand charge revenues.
•The MEEIA 2019 performance incentives decreased revenues $12 million for the three and nine months ended September 30, 2023 due to the recognition in 2022 of performance incentives for program year 2021.
•Revenues associated with other cost recovery mechanisms decreased $13 million and $10 million for the three and nine months ended September 30, 2023, respectively, primarily due to a decrease in RESRAM revenues, partially offset by an increase in excise taxes and recoverable MEEIA program costs.
Ameren Missouri’s natural gas margins were comparable for the three and nine months ended September 30, 2023, compared to the year-ago periods. Purchased gas costs increased $5 million for the nine months ended September 30, 2023, due to amortization of natural gas costs previously deferred under the PGA, driven by an increase in natural gas prices in 2022. The increased purchased natural gas costs are fully offset by an increase in natural gas revenues under the PGA, resulting in no impact to margin. The increase in purchased natural gas cost is reflected in “Cost recovery mechanisms – offset in natural gas revenue” and the associated recoverability from customers is reflected in “Cost recovery mechanisms – offset in natural gas purchased for resale” in the table above.
Ameren Illinois
Ameren Illinois’ electric margins increased $22 million, or 5%, and $41 million, or 3%, for the three and nine months ended September 30, 2023, respectively, compared with the year-ago periods, driven primarily by increased margins at Ameren Illinois Transmission. Ameren Illinois Natural Gas’ margins were comparable for the three and nine months ended September 30, 2023.
Ameren Illinois Electric Distribution
Compared with the respective year-ago periods, Ameren Illinois Electric Distribution’s margins increased $3 million for the three months ended September 30, 2023, and were comparable for the nine months ended September 30, 2023. Purchased power costs decreased $117 million for the three months ended September 30, 2023, and increased $83 million for the nine months ended September 30, 2023. For the three months ended September 30, 2023, purchased power costs decreased primarily due to lower energy prices (-$74 million), which largely reflect the results of IPA procurement events, lower volumes due to decreased sales (-$28 million), and lower capacity prices (-$24 million), which were set by the annual MISO auction in April 2023 and became effective June 2023. For the nine months ended September 30, 2023, purchased power costs increased primarily due to higher capacity prices (+$39 million), which were set by the annual MISO auction in April 2022 and became effective June 2022, partially offset by the effect of lower capacity prices set by the April 2023 MISO auction, higher energy prices (+$23 million), which largely reflect the results of IPA procurement events, and increased revenues related to the amortization of costs previously deferred under riders (+$20 million), primarily the rider for transmission services, that were reflected in customer rates. See Outlook for additional information related to the April 2022 and April 2023 MISO auctions. The change in purchased power costs are fully offset by a change in electric revenues under the cost recovery mechanisms for purchased power, resulting in no impact to margin. The change in purchased power cost is reflected in "Cost recovery mechanisms – offset in electric revenue” and the associated recoverability from customers is reflected in “Cost recovery mechanisms – offset in fuel and purchased power” in the table above.
The following items had a favorable effect on Ameren Illinois Electric Distribution’s margins for the three and nine months ended September 30, 2023, compared with the year-ago periods:
•The impact from base rates (+$9 million and +$7 million, respectively) increased due to a higher recognized ROE (+$8 million and
+$16 million, respectively), as evidenced by an increase of 96 basis points in the estimated annual average of the monthly yields of the 30-year United States Treasury bonds, and increased capital investment (+$5 million and +$11 million, respectively), as evidenced by a 9% increase in rate base used to calculate the revenue requirement, partially offset by lower recoverable non-purchased power expenses (-$4 million and -$20 million, respectively).
•Revenues increased $5 million and $14 million, respectively, due to the recovery of and return on increased energy-efficiency program investments under performance-based formula ratemaking.

For the three and nine months ended September 30, 2023, revenues associated with other cost recovery mechanisms decreased $9 million and $26 million, respectively, primarily due to a lower amount of bad debt costs included in customer rates pursuant to the associated rider.
Ameren Illinois Natural Gas
Ameren Illinois Natural Gas’ margins were comparable for the three and nine months ended September 30, 2023. Purchased gas costs decreased $25 million and $146 million for the three and nine months ended September 30, 2023, respectively, primarily due to lower amortization of natural gas costs that were previously deferred under the PGA and lower natural gas prices in 2023. Deferred natural gas costs related to the mid-February 2021 weather event were fully recovered from customers by the end of 2022. The decreased purchased natural gas costs are fully offset by a decrease in natural gas revenues under the PGA, resulting in no impact to margin. The decrease in purchased natural gas cost is reflected in “Cost recovery mechanisms – offset in natural gas revenue” and the associated recoverability from customers is reflected in “Cost recovery mechanisms – offset in natural gas purchased for resale” in the table above. For the three and nine months ended September 30, 2023, revenues increased $5 million and $11 million, respectively, due to additional investment in natural gas infrastructure under the QIP. Revenues associated with other cost recovery mechanisms were comparable for the three months ended September 30, 2023, and decreased revenues $7 million for the nine months ended September 30, 2023, primarily due to decreased revenues for excise taxes.
Ameren Illinois Transmission
Ameren Illinois Transmission’s margins increased $19 million, or 16%, and $43 million, or 13%, for the three and nine months ended September 30, 2023, respectively, compared with the year-ago periods. Base rate revenues were favorably affected primarily by increased capital investment (+$7 million and +$20 million, respectively), as evidenced by a 16% increase in rate base used to calculate the revenue requirement, and higher recoverable expenses (+$12 million and +$23 million, respectively).

Other Operations and Maintenance Expenses

Increase (Decrease) by Segment
	Overall Ameren Decrease of $5 Million (QTD YoY)	Overall Ameren Decrease of $59 Million (YTD YoY)
Total by Segment(a)

$1,600
$1,400
$1,200
$1,000
$800
$600
$400
$200
$0
$ (Millions)
$470
$56
$132
$256
$475
$59
$145
$252
$1,368
$44
$173
$394
$732
$1,427
$46
$185
$440
$744
QTD 2023
QTD 2022
YTD 2023
YTD 2022

(a)Includes $15 million and $14 million at Ameren Transmission in the three months ended September 30, 2023 and 2022, respectively. Also, includes other/intersegment eliminations of $11 million and $5 million in the three months ended September 30, 2023 and 2022, respectively, and $25 million and $12 million in the nine months ended September 30, 2023 and 2022, respectively.

Ameren Missouri	Ameren Illinois Natural Gas	Other/Intersegment Eliminations

Ameren Illinois Electric Distribution	Ameren Transmission
Ameren
Other operations and maintenance expenses decreased $5 million and $59 million in the three and nine months ended September 30, 2023, respectively, compared with the year-ago periods. In addition to changes by segments discussed below, other operations and maintenance expenses increased $6 million and $13 million in the three and nine months ended September 30, 2023, respectively, for activity not reported as part of a segment, as reflected in “Other/Intersegment Eliminations” above, primarily because of an increase in the elimination of the non-service cost component of net periodic benefit income at Ameren Services. The non-service cost component of net periodic benefit cost or income at Ameren Services is allocated to the segments and primarily included in the segments’ other operations and maintenance expenses. Other operations and maintenance expenses were comparable at Ameren Transmission between periods.
Ameren Missouri
Other operations and maintenance expenses increased $4 million in the three months ended September 30, 2023, compared with the year-ago period. Other operations and maintenance decreased $12 million in the nine months ended September 30, 2023. The following items decreased other operations and maintenance in the three and nine months ended September 30, 2023, compared with the year-ago periods (except where a specific period is referenced):
•The cash surrender value of COLI increased $20 million in the nine months ended September 30, 2023. In the nine months ended September 30, 2023, the effect of changes in the cash surrender value of COLI resulted in gains of $2 million, compared with losses of $18 million in the year-ago period.
•The recognition of regulatory assets for previously expensed costs approved for recovery pursuant to the June 2023 MoPSC rate order decreased other operations and maintenance expenses $15 million for the nine months ended September 30, 2023.
•Renewable development costs decreased $8 million in the nine months ended September 30, 2023 as the MoPSC order approving CCNs for the Boomtown and Huck Finn solar projects in the first half of 2023 led to increased capitalization of renewable development costs pursuant to anticipated recovery from customers.

•Labor and benefit costs decreased $5 million in the three months ended September 30, 2023, primarily because of a lower base level of expenses reflected in electric service rates pursuant to the June 2023 MoPSC rate order, which became effective July 9, 2023.
•Transmission and distribution expenditures, excluding storm costs, decreased $4 million in the three months ended September 30, 2023, primarily because of a shift from operations and maintenance to capital activity resulting from major storms experienced throughout the service territory in July and August 2023 and timing of vegetation management expenditures.
The following items increased other operations and maintenance expenses in the three and nine months ended September 30, 2023, compared with the year-ago periods (except where a specific period is referenced):
•Labor and benefit costs increased $6 million in the nine months ended September 30, 2023, primarily because of increased medical and retirement benefits.
•Transmission and distribution storm related-costs increased $9 million and $8 million, respectively, due to the major storms activity discussed above.
•Energy center operating and maintenance costs increased $4 million in both periods due, in part, to increased activity in the three months ended September 30, 2023, based on the maintenance outage schedule, as well as the effect of amortization of increased costs related to the spring 2022 Callaway Energy Center refueling and maintenance outage, which began amortizing in June 2022, in the nine months ended September 30, 2023.
•MEEIA customer energy-efficiency program spend increased $4 million in the nine months ended September 30, 2023, as approved by the MoPSC.
•Bad debt expense increased $3 million in the nine months ended September 30, 2023, primarily because of an increase in write-off activity.
•Costs for injuries and damages increased $3 million in the nine months ended September 30, 2023, primarily because of an increase in claims.
Ameren Illinois
Other operations and maintenance expenses decreased $15 million and $60 million in the three and nine months ended September 30, 2023, respectively, compared with the year-ago periods, as discussed below. Other operations and maintenance expenses were comparable at Ameren Illinois Transmission between periods.
Ameren Illinois Electric Distribution
Other operations and maintenance expenses decreased $13 million and $46 million in the three and nine months ended September 30, 2023, respectively, compared with the year-ago periods. The following items decreased other operations and maintenance expenses in the three and nine months ended September 30, 2023, compared with the year-ago periods (except where a specific period is referenced):
•Bad debt costs decreased $11 million and $34 million, respectively, because of a lower amount of costs included in customer rates pursuant to the associated rider.
•The cash surrender value of COLI increased $10 million in the nine months ended September 30, 2023, primarily because of favorable market returns in 2023, compared with unfavorable market returns in the year-ago period.
•Pension and benefit costs decreased $5 million and $9 million, primarily related to decreased pension service costs.
•Costs for injuries and damages decreased $4 million in the nine months ended September 30, 2023, primarily because of a decrease in claims.
•Distribution system expenditures decreased $4 million in the nine months ended September 30, 2023, primarily because of a shift from operations and maintenance to capital activity resulting from major storms in late June, July, and August 2023 and timing of vegetation management expenditures.
The above decreases in the three and nine months ended September 30, 2023, compared with the year-ago periods, were partially offset by the below items (except where a specific period is referenced):
•Storm-related costs, net of deferred costs and including related amortizations of deferred balances in accordance with IEIMA, increased $5 million in the nine months ended September 30, 2023, due to the 2023 major storm activity discussed above.
•Amortization of regulatory assets associated with customer energy-efficiency investments under formula ratemaking increased $3 million and $7 million, respectively.
•Environmental remediation costs increased $4 million in the nine months ended September 30, 2023, primarily due to increased prices of contractor services.

Ameren Illinois Natural Gas
Other operations and maintenance expenses decreased $3 million in the three months ended September 30, 2023, compared to the year-ago period, primarily because of a decrease in pension service costs. Other operations and maintenance costs decreased $12 million in the nine months ended September 30, 2023, compared with the year-ago period, in part, because of a $5 million increase in the cash surrender value of COLI. In the nine months ended September 30, 2023, the effect of changes in the cash surrender value of COLI resulted in a gain of $1 million, compared with a loss of $4 million, in the year-ago period. Other operations and maintenance expenses also decreased $5 million in the nine months ended September 30, 2023, because of decreased distribution system expenditures, primarily because of the timing of inspections, as well as higher capitalization of labor costs resulting from more capital activity. Additionally, other operations and maintenance expenses decreased $3 million because of reduced need for environmental remediation. The decreases in the nine months ended September 30, 2023 were partially offset by a $4 million increase in energy efficiency rider costs, consistent with the amounts allowed by the ICC.
Depreciation and Amortization Expenses

Increase by Segment
	Overall Ameren Increase of $19 Million (QTD YoY)	Overall Ameren Increase of $59 Million (YTD YoY)
Total by Segment(a)

$1,200
$1,000
$800
$600
$400
$200
$0
$ (Millions)
$369
$26
$89
$217
$350
$24
$84
$208
$1,024
$101
$79
$260
$579
$965
$91
$72
$247
$550
QTD 2023
QTD 2022
YTD 2023
YTD 2022

(a)Includes $34 million and $31 million at Ameren Transmission in the three months ended September 30, 2023 and 2022, respectively. Also, includes other/intersegment eliminations of $3 million and $3 million in the three months ended September 30, 2023 and 2022, respectively, and $5 million and $5 million in the nine months ended September 30, 2023 and 2022, respectively.

Ameren Missouri	Ameren Illinois Natural Gas	Other/Intersegment Eliminations

Ameren Illinois Electric Distribution	Ameren Transmission
Depreciation and amortization expenses increased $19 million, $9 million, and $9 million in the three months ended September 30, 2023, and $59 million, $29 million, and $28 million in the nine months ended September 30, 2023, compared with the year-ago periods, at Ameren, Ameren Missouri, and Ameren Illinois, respectively, primarily because of additional property, plant, and equipment investments across their respective segments. Ameren’s and Ameren Missouri’s depreciation and amortization expenses for the three and nine months ended September 30, 2023, compared with the year-ago periods, were affected by the following (except where a specific period is referenced), which include the effect of the additional investments at Ameren Missouri:
•Increased depreciation and amortization of $20 million and $31 million, respectively, due to the inclusion in base rates of amounts previously deferred under the PISA and RESRAM effective February 28, 2022, and July 9, 2023, pursuant to the December 2021 and June 2023 MoPSC electric rate orders, respectively.
•Depreciation and amortization rate changes pursuant to the electric rate orders noted above, which increased depreciation and amortization expenses by $2 million and $13 million, respectively.

•Depreciation and amortization expenses at Ameren and Ameren Missouri reflected a deferral to a regulatory asset of depreciation and amortization expenses pursuant to PISA and RESRAM. The amount of depreciation and amortization expenses included in base rates for PISA and RESRAM deferrals was updated when new customer rates became effective on February 28, 2022, pursuant to the December 2021 MoPSC electric rate order, which incorporated deferrals through September 30, 2021; and when new customer rates became effective July 9, 2023, pursuant to the June 2023 MoPSC electric rate order, which incorporated deferrals through December 31, 2022. The effect of lower deferrals and increased depreciation and amortization expenses, primarily because of electric system capital additions, increased depreciation $9 million in the nine months ended September 30, 2023.
•The higher net under-recovery of RESRAM eligible expenses decreased depreciation and amortization expenses by $2 million and $13 million, respectively.
•The higher net deferral pursuant to a tracker related to certain excess deferred income taxes, which decreased depreciation and amortization expenses by $9 million and $11 million, respectively.
•The impact of the retirement of the Meramec Energy Center in December 2022 resulted in a $3 million decrease to depreciation and amortization expenses in the nine months ended September 30, 2023, primarily due to the deferral in 2022 of the energy center’s depreciation and amortization expenses and resulting amortization of that deferral pursuant to the December 2021 MoPSC electric rate order, which established a five-year recovery period for certain Meramec Energy Center costs beginning February 28, 2022.
Taxes Other Than Income Taxes

Increase (Decrease) by Segment
	Overall Ameren Increase of $3 Million (QTD YoY)	Overall Ameren Decrease of $17 Million (YTD YoY)
Total by Segment(a)

$450
$360
$270
$180
$90
$0
$ (Millions)
$147
$12
$21
$108
$144
$12
$21
$106
$398
$48
$57
$276
$415
$59
$60
$281
QTD 2023
QTD 2022
YTD 2023
YTD 2022

(a)Includes $2 million, $3 million, $6 million, and $7 million at Ameren Transmission in the three months ended September 30, 2023 and 2022, and in the nine months ended September 30, 2023 and 2022, respectively. Also includes other/intersegment eliminations of $4 million, $2 million, $11 million, and $8 million in the three months ended September 30, 2023 and 2022, and in the nine months ended September 30, 2023 and 2022, respectively.

Ameren Missouri	Ameren Illinois Natural Gas	Other/Intersegment Eliminations

Ameren Illinois Electric Distribution	Ameren Transmission
Taxes other than income taxes increased $3 million in the three months ended September 30, 2023, compared with the year-ago period, primarily because of a $5 million increase in excise taxes at Ameren Missouri, primarily related to increased retail electric rates pursuant to the June 2023 MoPSC electric rate order. Taxes other than income taxes decreased $17 million in the nine months ended September 30, 2023, compared with the year-ago period, largely because of a $10 million decrease in excise taxes at Ameren Illinois Natural Gas, primarily resulting from decreased sales revenues. Taxes other than income taxes also decreased $7 million and $2 million in the nine months ended September 30, 2023, at Ameren Missouri and Ameren Illinois, respectively, because of employee retention tax credits received under the Coronavirus Aid, Relief, and Economic Security Act. The decreases in taxes other than income taxes in the nine months ended September 30, 2023, were partially offset by a $5 million increase in excise taxes at Ameren Missouri, primarily related to increased retail electric rates pursuant to the June 2023 MoPSC electric rate order.

Other Income, Net

Increase by Segment
	Overall Ameren Increase of $43 Million (QTD YoY)	Overall Ameren Increase of $81 Million (YTD YoY)
Total by Segment(a)

$280
$240
$200
$160
$120
$80
$40
$0
$ (Millions)
$101
$18
$8
$24
$44
$58
$7
$6
$15
$25
$261
$57
$21
$24
$74
$85
$180
$34
$12
$16
$46
$72
QTD 2023
QTD 2022
YTD 2023
YTD 2022

(a)Includes $7 million and $5 million at Ameren Transmission in the three months ended September 30, 2023 and 2022, respectively.

Ameren Missouri	Ameren Illinois Natural Gas	Other/Intersegment Eliminations

Ameren Illinois Electric Distribution	Ameren Transmission
See Note 5 – Other Income, Net, under Part I, Item 1, of this report for additional information. See Note 11 – Retirement Benefits under Part I, Item 1, of this report for more information on the non-service cost components of net periodic benefit income.
Ameren
Other income, net, increased $43 million and $81 million in the three and nine months ended September 30, 2023, respectively, compared with the year-ago periods. In addition to changes discussed below, other income, net, increased $8 million and $22 million, respectively, because of increases in the non-service cost component of net periodic benefit income for activity not reported as part of a segment. Additionally, other income, net, increased $3 million in the three months ended September 30, 2023, compared with the year-ago period, for activity not reported as part of a segment, because of a prior-period loss from equity method investments, primarily associated with investments to advance clean and resilient energy technologies.
Ameren Transmission
Other income, net, was comparable at Ameren Transmission between the three months ended September 30, 2023 and 2022. Other income, net, increased $9 million in the nine months ended September 30, 2023, compared with the year-ago period, largely because of a $4 million increase in the allowance for equity funds used during construction, primarily resulting from a higher average monthly equity-to-debt ratio at ATXI, and higher average construction work in progress balances. Other income, net, also increased $2 million because of an increase in the non-service cost component of net periodic benefit income.
Ameren Missouri
Other income, net, increased $19 million and $13 million in the three and nine months ended September 30, 2023, respectively, compared with the year-ago periods, primarily because of a $21 million increase in both periods in the non-service cost component of net periodic benefit income pursuant to the June 2023 MoPSC electric rate order, which reflected the effect of such increase in electric service rates effective July 9, 2023. Other income, net, also increased $3 million in the nine months ended September 30, 2023, compared with the year-ago period, because of higher allowance for equity funds used during construction, resulting from higher average construction work in progress balances. These increases in other income, net, were partially offset by decreases of $6 million and $17 million, respectively, in interest income on industrial development revenue bonds, as these bonds were settled in December 2022 and January 2023.
Ameren Illinois
Other income, net, increased $11 million in the three months ended September 30, 2023, compared with the year-ago period, primarily because of increases in the non-service cost component of net periodic benefit income of $6 million and $3 million at Ameren Illinois Electric Distribution and Ameren Illinois Natural Gas, respectively. Other income, net, also increased $3 million because of higher interest income on under-recovered balances associated with regulatory recovery mechanisms at Ameren Illinois Electric Distribution. Other income, net, increased $40 million in the nine months ended September 30, 2023, compared with the year-ago period, primarily because of increases in the non-service cost component of net periodic benefit income of $19 million, $9 million, and $2 million at Ameren Illinois Electric Distribution, Ameren Illinois Natural Gas, and Ameren Illinois Transmission, respectively. Other income, net, also increased $10 million at Ameren Illinois Electric Distribution because of higher interest income on under-recovered balances associated with regulatory recovery mechanisms.
Interest Charges

Increase by Segment
	Overall Ameren Increase of $26 Million (QTD YoY)	Overall Ameren Increase of $57 Million (YTD YoY)
Total by Segment

$440
$352
$264
$176
$88
$0
$ (Millions)
$152
$26
$25
$15
$23
$63
$126
$18
$21
$10
$19
$58
$413
$70
$70
$41
$66
$166
$356
$49
$63
$32
$55
$157
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
Ameren
Interest charges increased $26 million and $57 million in the three and nine months ended September 30, 2023, respectively, compared with the year-ago periods. In addition to changes by segments discussed below, interest charges increased $8 million and $22 million, respectively, at Ameren (parent) because of higher interest rates on increased levels of short-term borrowings.
Ameren Transmission
Interest charges increased $4 million and $7 million in the three and nine months ended September 30, 2023, respectively, compared with the year-ago periods, primarily because of issuances of long-term debt in August and November 2022 and May 2023, which collectively increased interest charges by $5 million and $14 million, respectively. The increases in the nine months ended September 30, 2023, were partially offset by a $7 million reduction to interest charges because of an increase in the borrowed funds capitalized as part of the allowance for funds used during construction, primarily due to increased average construction work in progress balances and a higher applicable borrowing rate.
Ameren Missouri
Interest charges increased $5 million and $9 million in the three and nine months ended September 30, 2023, respectively, compared with the year-ago periods. The following items increased interest charges in the three and nine months ended September 30, 2023, compared with the year-ago periods (except where a specific period is referenced):
•Issuances of long-term debt in April 2022 and March 2023 collectively increased interest charges by $7 million and $20 million, respectively.
•Interest charges increased $2 million and $10 million, respectively, because of higher interest rates on increased levels of short-term borrowings.
•Interest charges reflected a deferral to a regulatory asset of interest charges pursuant to PISA and RESRAM. The amount of interest charges included in base rates for PISA and RESRAM deferrals was updated when new customer rates became effective on February 28, 2022, pursuant to the December 2021 MoPSC electric rate order, which incorporated deferrals through September 30, 2021, and when new customer rates became effective July 9, 2023, pursuant to the June 2023 MoPSC electric rate order, which incorporated deferrals through December 31, 2022. Lower deferrals in 2023, due to the inclusion in base rates of interest associated with certain property, plant, and equipment previously deferred under the PISA and RESRAM, increased interest charges by $4 million and $6 million, respectively.
The following items decreased interest charges in the three and nine months ended September 30, 2023 (except where a specific period is referenced):
•Interest charges decreased $6 million and $17 million, respectively, primarily due to the termination of a financing obligation agreement related to the CT energy center in Audrain County. The decreases in interest charges associated with this agreement are offset by decreases in interest income on related industrial development revenue bonds, as discussed above.
•Interest charges decreased $3 million and $12 million, respectively, because of an increase in the borrowed funds capitalized as part of the allowance for funds used during construction, primarily due to higher average construction work in process balances and a higher applicable borrowing rate.
Ameren Illinois
Interest charges increased $12 million and $26 million in the three and nine months ended September 30, 2023, respectively, compared with the year-ago periods, primarily because of the issuances of long-term debt in 2022 and 2023. Issuances of long-term debt at Ameren Illinois in August and November 2022 and May 2023 collectively increased interest charges by $6 million and $14 million, respectively, at Ameren Illinois Electric Distribution, by $5 million and $11 million, respectively, at Ameren Illinois Transmission, and $5 million and $9 million, respectively, at Ameren Illinois Natural Gas. The increases in the nine months ended September 30, 2023 were partially offset by a $4 million reduction to interest charges at Ameren Illinois Transmission because of an increase in the borrowed funds capitalized as part of the allowance for funds used during construction, primarily due to higher average construction work in process balances and a higher applicable borrowing rate.
Income Taxes
The following table presents effective income tax rates for the three and nine months ended September 30, 2023 and 2022:

	Three Months(a)		Nine Months(a)
	2023	2022	2023	2022
Ameren	12%	15%	13%	14%
Ameren Missouri	(3)%	(2)%	(3)%	(2)%
Ameren Illinois	25%	26%	25%	26%
Ameren Illinois Electric Distribution	21%	25%	24%	25%
Ameren Illinois Natural Gas	(b)	(b)	27%	27%
Ameren Illinois Transmission	27%	26%	26%	26%
Ameren Transmission	27%	25%	26%	26%
(a)Estimate of the annual effective income tax rate adjusted to reflect the tax effect of items discrete to the three and nine months ended September 30, 2023 and 2022.
(b)Not meaningful because of the insignificant amount of income/(loss) before income taxes.
See Note 12 – Income Taxes under Part I, Item 1, of this report for a reconciliation of the federal statutory corporate income tax rate to the effective income tax rate for the Ameren Companies.
The effective tax rate was lower at Ameren Illinois Electric Distribution in the three months ended September 30, 2023, compared with the year-ago period, primarily because of the timing of excess deferred tax amortization and an increase in excess deferred tax amortization pursuant to an ICC order and offset by a corresponding decrease in revenues. The effective tax rate was higher at Ameren Transmission in the three months ended September 30, 2023, compared with the year-ago period, primarily because of the timing of excess deferred tax amortization.
LIQUIDITY AND CAPITAL RESOURCES
Collections from our tariff-based revenues are our principal source of cash provided by operating activities. A diversified retail customer mix, primarily consisting of rate-regulated residential, commercial, and industrial customers, provides us with a reasonably predictable source of cash. In addition to using cash provided by operating activities, we use available cash, drawings under committed credit agreements, commercial paper issuances, and/or, in the case of Ameren Missouri and Ameren Illinois, short-term affiliate borrowings to support normal operations and temporary capital requirements. We may reduce our short-term borrowings with cash provided by operations or, at our discretion, with long-term borrowings, or, in the case of Ameren Missouri and Ameren Illinois, with capital contributions from Ameren (parent). As of September 30, 2023, there have been no material changes other than in the ordinary course of business related to cash requirements arising from these long-term commitments provided in Item 7 of the Form 10-K.
We expect to make significant capital expenditures over the next five years, supported by a combination of long-term debt and equity, as we invest in our electric and natural gas utility infrastructure to support overall system reliability, grid modernization, renewable energy target requirements, environmental compliance, and other improvements. For additional information about our long-term debt outstanding, including maturities due within one year, and the applicable interest rates, see Note 5 – Long-term Debt and Equity Financings under Part II, Item 8 of the Form 10-K and Note 4 – Long-term Debt and Equity Financings under Part I, Item 1, of this report. As part of its funding plan for capital expenditures, Ameren is using newly issued shares of common stock to satisfy requirements under the DRPlus and employee benefit plans and expects to continue to do so through at least 2027. Ameren expects these equity issuances to total about $100 million annually. Additionally, Ameren has an ATM program under which Ameren may offer and sell from time to time common stock, which includes the ability to enter into forward sales agreements, subject to market conditions and other factors. There were no shares issued under the ATM program for the nine months ended September 30, 2023. As of September 30, 2023, Ameren has entered into multiple forward sale agreements under the ATM program with various counterparties relating to 4.3 million shares of common stock. Ameren expects to settle approximately $300 million of the forward sale agreements with physical delivery of 3.2 million shares of common stock by December 31, 2023. In addition to issuances under the DRPlus and employee benefit plans, Ameren plans to issue approximately $500 million of equity each year from 2024 to 2027. As of September 30, 2023, Ameren had approximately $910 million of common stock available for sale under the ATM program, which takes into account the forward sale agreements in effect as of September 30, 2023. In the long-term, Ameren expects its equity to total capitalization to be about 45%, with the intent to support solid investment-grade credit ratings. See Long-term Debt and Equity below and Note 4 – Long-term Debt and Equity Financings under Part I, Item 1, of this report for additional information on the ATM program, including the forward sale agreements under the ATM program.
The following table presents net cash provided by (used in) operating, investing, and financing activities for the nine months ended September 30, 2023 and 2022:

	Net Cash Provided By Operating Activities					Net Cash Used In Investing Activities			Net Cash Provided By Financing Activities
	2023		2022		Variance	2023	2022	Variance	2023	2022	Variance
Ameren	$2,031	(a)	$1,599	(a)	$432	$(2,656)	$(2,458)	$(198)	$655	$884	$(229)
Ameren Missouri	1,031		726		305	(1,338)	(1,255)	(83)	307	528	(221)
Ameren Illinois	1,026	(a)	835	(a)	191	(1,229)	(1,145)	(84)	237	343	(106)
(a)Both Ameren and Ameren Illinois’ cash provided by operating activities included cash outflows of $84 million and $61 million for the FEJA electric energy-efficiency rider and $6 million and $4 million for the customer generation rebate program for the nine months ended September 30, 2023 and 2022, respectively.
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
Ameren
Ameren’s cash provided by operating activities increased $432 million in the first nine months of 2023, compared with the year-ago period. The following items contributed to the increase:
•A $282 million increase resulting from increased customer collections, primarily from base rate increases effective February 28, 2022, and July 9, 2023, pursuant to Ameren Missouri’s December 2021 and June 2023 MoPSC electric rate orders, respectively, electric transmission rate base growth, and an increase attributable to non-PGA regulatory mechanisms, partially offset by a decrease under Ameren Illinois’ PGA resulting from the recovery in 2022 of costs for the mid-February 2021 weather event discussed above.
•A $212 million decrease in net collateral posted with counterparties, primarily due to changes in the market prices of power, natural gas, and other fuels.
•A $78 million decrease in the cost of natural gas held in storage, primarily at Ameren Illinois, because of lower commodity prices.
•A $42 million decrease in payments for nuclear refueling and maintenance outages at Ameren Missouri’s Callaway Energy Center, primarily due to the spring 2022 outage. The most recent refueling and maintenance outage at the Callaway Energy Center began in October 2023 and was completed in November 2023.
The following items partially offset the increase in Ameren’s cash from operating activities between periods:
•A $67 million increase in interest payments, primarily due to an increase in the average outstanding debt and an increase in interest rates.
•A $57 million increase in coal inventory levels at Ameren Missouri, primarily due to fewer transportation delays and less coal burned in 2023 as a result of decreased generation volumes, which were affected by lower market power prices and decreased retail load because of both milder spring and early summer temperatures and warmer winter temperatures.
•A $9 million increase in property tax payments at Ameren Missouri, primarily due to higher assessed property tax values.
Ameren Missouri
Ameren Missouri’s cash provided by operating activities increased $305 million in the first nine months of 2023, compared with the year-ago period. The following items contributed to the increase:
•A $201 million increase resulting from increased customer collections, primarily from base rate increases effective February 28, 2022, and July 9, 2023, pursuant to the December 2021 and June 2023 MoPSC electric rate orders, respectively, and an increase attributable to regulatory mechanisms.
•A $161 million decrease in net collateral posted with counterparties, primarily due to changes in the market prices of power, natural gas, and other fuels.
•A $42 million decrease in payments for nuclear refueling and maintenance outages at the Callaway Energy Center, primarily due to the spring 2022 outage. The most recent refueling and maintenance outage at the Callaway Energy Center began in October 2023 and was completed in November 2023.
The following items partially offset the increase in Ameren Missouri’s cash from operating activities between periods:
•A $57 million increase in coal inventory levels, primarily due to fewer transportation delays and less coal burned in 2023 as a result of decreased generation volumes, which were affected by lower market power prices and decreased retail load because of both milder spring and early summer temperatures and warmer winter temperatures.
•A $21 million increase in interest payments, primarily due to an increase in the average outstanding debt and an increase in interest rates.
•A $9 million increase in property tax payments, primarily due to higher assessed property tax values.

Ameren Illinois
Ameren Illinois’ cash provided by operating activities increased $191 million in the first nine months of 2023, compared with the year-ago period. The following items contributed to the increase:
•An $92 million increase resulting from increased customer collections, primarily from electric transmission rate base growth and an increase attributable to non-PGA regulatory mechanisms, partially offset by a decrease under the PGA resulting from the recovery in 2022 of costs for the mid-February 2021 weather event discussed above.
•A $73 million decrease in the cost of natural gas held in storage because of lower commodity prices.
•A $50 million decrease in net collateral posted with counterparties, primarily due to changes in the market prices of power and natural gas.
The following items partially offset the increase in Ameren Illinois’ cash from operating activities between periods:
•A $23 million decrease in income tax refunds from Ameren (parent), pursuant to the tax allocation agreement, primarily due to decreased refunds of income tax extension payment. Income tax extension payments are a true-up to cash paid to Ameren (parent) based on income taxes for the preceding year’s taxable income compared to the related estimated payments.
•A $21 million increase in interest payments, primarily due to an increase in the average outstanding debt and an increase in interest rates.
Cash Flows from Investing Activities
Ameren’s cash used in investing activities increased $198 million during the first nine months of 2023, compared with the year-ago period, primarily as a result of a $134 million increase in capital expenditures, largely resulting from increased storm-related expenditures at Ameren Missouri and Ameren Illinois and electric transmission upgrades at ATXI. ATXI’s capital expenditures increased $43 million during the first nine months of 2023, compared with the year-ago period. Also, at Ameren Missouri, a $41 million increase in nuclear fuel expenditures during the nine months ended September 30, 2023, was partially offset by the receipt in 2022 of $17 million in insurance proceeds.
Ameren Missouri’s cash used in investing activities increased $83 million during the first nine months of 2023, compared with the year-ago period, primarily due to nuclear fuel expenditures of $63 million compared to $22 million in the year-ago period, largely due to timing resulting from refuel purchases in 2021 for the Callaway Energy Center spring 2022 refuel. Also, cash used in investing activities increased $18 million as a result of increased capital expenditures during the first nine months of 2023, compared with the year-ago period, largely resulting from an increase in storm-related expenditures of $27 million. In addition, in 2022, Ameren Missouri received $17 million in insurance proceeds for the Callaway Energy Center’s generator.
Ameren Illinois’ cash used in investing activities increased $84 million during the first nine months of 2023, compared with the year-ago period, as a result of a $81 million increase in capital expenditures, largely resulting from increased storm-related expenditures of $70 million.
Cash Flows from Financing Activities
Cash provided by, or used in, financing activities is a result of our financing needs, which depend on the level of cash provided by operating activities, the level of cash used in investing activities, the level of dividends, and our long-term debt maturities, among other things.
Ameren’s cash provided by consolidated financing activities decreased $229 million during the first nine months of 2023, compared with the year-ago period. During the first nine months of 2023, Ameren utilized net proceeds from the issuance of long-term debt of $1 billion for capital expenditures, to repay then-outstanding short-term debt, and to repay $100 million of long-term debt maturities. In addition, during the first nine months of 2023, Ameren utilized proceeds from net commercial paper issuances of $272 million along with cash provided by operating activities to fund, in part, capital expenditures. In comparison, during the first nine months of 2022, Ameren utilized net proceeds from the issuance of long-term debt of $1.1 billion to repay then-outstanding short-term debt, to repay $450 million of long-term debt maturities, and for capital expenditures. In addition, during the first nine months of 2022, Ameren utilized proceeds from net commercial paper issuances of $675 million along with cash provided by operating activities to fund, in part, capital expenditures. During the first nine months of 2023, Ameren paid common stock dividends of $496 million, compared with $457 million in the year-ago period, as a result of an increase in both the dividend rate and the number of common shares outstanding.
Ameren Missouri’s cash provided by financing activities decreased $221 million during the first nine months of 2023, compared with the year-ago period. During the first nine months of 2023, Ameren Missouri utilized net proceeds from the issuance of long-term debt of $499 million for capital expenditures and to repay then-outstanding short-term debt. During the first nine months of 2023, Ameren Missouri repaid net commercial paper borrowings totaling $172 million. In comparison, during the first nine months of 2022, Ameren Missouri utilized net proceeds from the issuance of long-term debt of $524 million to repay then-outstanding short-term debt and for capital expenditures. In addition, during the first nine months of 2022, Ameren Missouri utilized proceeds from net commercial paper issuances of $13 million and cash provided by operating activities to fund, in part, capital expenditures.
Ameren Illinois’ cash provided by financing activities decreased $106 million during the first nine months of 2023, compared with the year-ago period. During the first nine months of 2023, Ameren Illinois utilized net proceeds from the issuance of long-term debt of $498 million to repay then-outstanding short-term debt and $100 million of long-term debt maturities. In addition, during the first nine months of 2023, Ameren Illinois repaid net commercial paper borrowings totaling $205 million. Ameren Illinois also received a $50 million capital contribution from Ameren (parent) during the nine months ended September 30, 2023. In comparison, during the first nine months of 2022, Ameren Illinois utilized net proceeds from the issuance of long-term debt of $499 million to repay $400 million of maturities of long-term debt and to repay a portion of the then-outstanding short-term debt. Additionally, Ameren Illinois utilized proceeds from net commercial paper issuances of $250 million and cash provided by operating activities to fund, in part, capital expenditures.
See Long-term Debt and Equity in this section for additional information on issuances of long-term debt, issuances of common stock, and noncash settlement of a financing obligation.
Credit Facility Borrowings and Liquidity
The following table presents Ameren’s consolidated liquidity as of September 30, 2023:

Available at September 30, 2023
Ameren (parent) and Ameren Missouri:
Missouri Credit Agreement – borrowing capacity	$1,400
Less: Ameren (parent) commercial paper outstanding	661
Less: Ameren Missouri commercial paper outstanding	157
Less: Letters of credit	2
Missouri Credit Agreement – subtotal	580
Ameren (parent) and Ameren Illinois:
Illinois Credit Agreement – borrowing capacity	1,200
Less: Ameren (parent) commercial paper outstanding	463
Less: Ameren Illinois commercial paper outstanding	59
Illinois Credit Agreement – subtotal	678
Subtotal	$1,258
Add: Cash and cash equivalents	8
Net Available Liquidity(a)	$1,266
(a)Does not include Ameren’s forward equity sale agreements. See Note 4 – Long-term Debt and Equity Financings under Part I, Item 1, of this report for additional information.
The Credit Agreements, among other things, provide $2.6 billion of credit until maturity in December 2027. See Note 3 – Short-term Debt and Liquidity under Part I, Item 1, of this report for additional information on the Credit Agreements. During the nine months ended September 30, 2023, Ameren (parent), Ameren Missouri, and Ameren Illinois each issued commercial paper. Borrowings under the Credit Agreements and commercial paper issuances are based upon available interest rates at the time of the borrowing or issuance.
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

Long-term Debt and Equity
The following table presents issuances (net of any issuance premiums or discounts) of long-term debt and equity, as well as maturities of long-term debt for the nine months ended September 30, 2023 and 2022:

	Month Issued, Redeemed, or Matured	2023		2022
Issuances of Long-term Debt
Ameren Missouri:
5.45% First mortgage bonds due 2053	March	499		—
3.90% First mortgage bonds due 2052(a)	April	—		524
Ameren Illinois:
4.95% First mortgage bonds due 2033	May	498		—
3.85% First mortgage bonds due 2032	August	—		499
ATXI:
2.96% Senior unsecured notes due 2052	August	—		95
Total Ameren long-term debt issuances		$997		$1,118
Issuances of Common Stock
Ameren:
DRPlus and 401(k)(b)(c)	Various	$28		$29
Total Ameren common stock issuances(d)		$28		$29
Maturities of Long-term Debt
Ameren Missouri:
Audrain County agreement (Audrain County CT) due 2023	January	$240	(e)	$—
Ameren Illinois:
0.375% First mortgage bonds due 2023	June	100
2.70% Senior secured notes due 2022	September	—		400
ATXI:
3.43% Senior unsecured notes due 2050	August	—		50
Total Ameren long-term debt maturities		$340		$450
(a)Ameren Missouri intends to allocate an amount equal to the net proceeds to sustainability projects meeting certain eligible criteria.
(b)Ameren issued a total of 0.4 million and 0.4 million shares of common stock under its DRPlus and 401(k) plan for the nine months ended September 30, 2023 and 2022, respectively.
(c)Excludes a $7 million and $8 million receivable at September 30, 2023 and 2022, respectively.
(d)Excludes 0.5 million and 0.4 million shares of common stock valued at $37 million and $31 million issued for no cash consideration in connection with stock-based compensation for the nine months ended September 30, 2023 and 2022, respectively.
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
See Note 4 – Long-term Debt and Equity Financings under Part I, Item 1, of this report for additional information, including proceeds from issuances of long-term debt, the use of those proceeds, Ameren’s forward equity sale agreements, and the ATM program.
Indebtedness Provisions and Other Covenants
At September 30, 2023, the Ameren Companies were in compliance with the provisions and covenants contained in their credit agreements, indentures, and articles of incorporation, as applicable, and ATXI was in compliance with the provisions and covenants contained in its note purchase agreements. See Note 3 – Short-term Debt and Liquidity under Part I, Item 1, of this report and Note 4 – Short-term Debt and Liquidity and Note 5 – Long-term Debt and Equity Financings under Part II, Item 8, of the Form 10-K for a discussion of provisions, applicable cross-default provisions, and covenants contained in our credit agreements, in ATXI’s note purchase agreements, and in certain of the Ameren Companies’ indentures and articles of incorporation.
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
See Note 4 – Short-term Debt and Liquidity and Note 5 – Long-term Debt and Equity Financings under Part II, Item 8, of the Form 10-K for additional discussion of covenants and provisions contained in certain of the Ameren Companies’ financial agreements and articles of incorporation that would restrict the Ameren Companies’ payment of dividends in certain circumstances. At September 30, 2023, none of these circumstances existed at Ameren, Ameren Missouri, or Ameren Illinois and, as a result, these companies were not restricted from paying dividends.
The following table presents common stock dividends declared and paid by Ameren Corporation to its common shareholders and by Ameren subsidiaries to their parent, Ameren Corporation, for the nine months ended September 30, 2023 and 2022:

	Nine Months
	2023	2022
Ameren	$496	$457
ATXI	95	—
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
Collateral Postings
Any weakening of our credit ratings may reduce access to capital and trigger additional collateral postings and prepayments. Such changes may also increase the cost of borrowing, resulting in an adverse effect on earnings. Cash collateral postings and prepayments made with external parties, including postings related to exchange-traded contracts were immaterial and cash collateral posted by external parties were $48 million for Ameren and Ameren Illinois at September 30, 2023. A sub-investment-grade issuer or senior unsecured debt rating (below “Baa3” from Moody’s or below “BBB-” from S&P) at September 30, 2023, could have resulted in Ameren, Ameren Missouri, or Ameren Illinois being required to post additional collateral or other assurances for certain trade and contractual obligations amounting to $573 million, $515 million, and $58 million, respectively.

Changes in commodity prices could trigger additional collateral postings and prepayments. Based on credit ratings at September 30, 2023, if market prices were 15% higher or lower than September 30, 2023 levels in the next 12 months and 20% higher or lower thereafter through the end of the term of the commodity contracts, then Ameren, Ameren Missouri, and Ameren Illinois could be required to post an immaterial amount, compared to each company’s liquidity, of collateral or provide other assurances for certain trade and contractual obligations.
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
Operations
•We are observing inflationary pressures on the prices of labor, services, materials, and supplies, as well as increasing interest rates. Ameren Missouri and Ameren Illinois are generally allowed to pass on to customers prudently incurred costs for fuel, purchased power, and natural gas supply. Additionally, for certain non-commodity cost changes, the use of trackers, riders, formula ratemaking, and future test years, as applicable, mitigates our exposure. The inflationary pressures and increasing interest rates could impact our ability to control costs and/or make substantial investments in our businesses, including our ability to recover costs and investments, and to earn our allowed ROEs within frameworks established by our regulators, while maintaining rates that are affordable to our customers. In addition, these inflationary pressures and increasing interest rates could adversely affect our customers’ usage of, or payment for, our services.
•The PISA permits Ameren Missouri to defer and recover 85% of the depreciation expense for investments in qualifying property, plant, and equipment placed in service and not included in base rates. Investments not eligible for recovery under the PISA include amounts related to new nuclear and natural gas generating units and service to new customer premises. Additionally, the PISA permits Ameren Missouri to earn a return at the applicable WACC on rate base that incorporates those qualifying investments, as well as changes in total accumulated depreciation excluding retirements and plant-related deferred income taxes since the previous regulatory rate review. The regulatory asset for accumulated PISA deferrals also earns a return at the applicable WACC until added to rate base prospectively. Ameren Missouri recognizes an offset to interest charges for its cost of debt relating to each return allowed under the PISA, with the difference between the applicable WACC and its cost of debt recognized in revenues when recovery of PISA deferrals is reflected in customer rates. Approved PISA deferrals are recovered over a period of 20 years following a regulatory rate review. Additionally, under the RESRAM, Ameren Missouri is permitted to recover the 15% of depreciation expense not recovered under the PISA, and earn a return at the applicable WACC for investments in renewable generation plant placed in service to comply with Missouri’s renewable energy standard. Accumulated RESRAM deferrals earn carrying costs at short-term interest rates. The PISA and the RESRAM mitigate the effects of regulatory lag between regulatory rate reviews. Those investments not eligible for recovery under the PISA and the remaining 15% of certain property, plant, and equipment placed in service, unless eligible for recovery under the RESRAM, remain subject to regulatory lag. As a result of the PISA election, additional provisions of the law apply to Ameren Missouri, including limitations on electric customer rate increases. The rate increase approved by the June 2023 MoPSC electric rate order did not exceed the rate increase limitation applicable through 2023. Missouri Senate Bill 745, which became effective on August 28, 2022, extended Ameren Missouri’s PISA election through December 2028 and allows for an additional extension through December 2033 if requested by Ameren Missouri and approved by the MoPSC, among other things. This law also established a 2.5% annual limit on increases to the electric service revenue requirement used to set customer rates due to the inclusion of incremental PISA deferrals in the revenue requirement. The limitation will be effective for revenue requirements approved by the MoPSC after January 1, 2024, and will be based on the revenue requirement established in the immediately preceding rate order.
•In June 2023, the MoPSC issued an order that resulted in an increase of $140 million to Ameren Missouri’s annual revenue requirement for electric retail service. The order increased the annualized base level of net energy costs pursuant to the FAC by approximately $40 million from the base level established in the MoPSC’s December 2021 electric rate order. The order also changed annualized depreciation, regulatory asset and liability amortization amounts, and the base level of expenses for trackers. On an annualized basis, these changes reflect approximate increases in “Depreciation and amortization” of $90 million and “Other income, net”, of $100 million, related to non-service pension and postretirement benefit income, on Ameren’s and Ameren Missouri’s consolidated statements of income. The new rates became effective on July 9, 2023. As a result of this order, Ameren Missouri expects a year-over-year increase to 2023 earnings, compared to 2022, of approximately $46 million ($11 million realized in the second quarter, $26 million realized in the third quarter, and $9 million expected in the fourth quarter) and a year-over-year increase to 2024 earnings, compared to 2023, of approximately $19 million ($11 million expected in the first quarter and $8 million expected in the second quarter).

•In 2018, the MoPSC issued an order approving Ameren Missouri’s MEEIA 2019 plan. The plan includes a portfolio of customer energy-efficiency and demand response programs through December 2024. Ameren Missouri intends to invest approximately $425 million over the life of the plan, including $75 million in 2023 and $76 million in 2024. The plan includes the continued use of the MEEIA rider, which allows Ameren Missouri to collect from, or refund to, customers any difference in actual MEEIA program costs and related lost electric margins and the amounts collected from customers. In addition, the plan includes performance incentives that provide Ameren Missouri an opportunity to earn additional revenues by achieving certain customer energy-efficiency goals. If the target program spending goals are achieved for 2023 and 2024, the performance incentives would result in revenues of $12 million in both 2023 and 2024.
•Ameren Illinois and ATXI use a forward-looking rate calculation with an annual revenue requirement reconciliation for each company’s electric transmission business. Based on expected rate base and the currently allowed 10.52% ROE, which includes a 50-basis-point incentive adder for participation in an RTO, the revenue requirements that will be included in 2024 rates for Ameren Illinois’ and ATXI’s electric transmission businesses are $549 million and $219 million, respectively. These revenue requirements represent increases in Ameren Illinois’ and ATXI’s revenue requirements of $73 million and $25 million, respectively, from the revenue requirements reflected in 2023 rates, primarily due to higher expected rate base. These rates will affect Ameren Illinois’ and ATXI’s cash receipts during 2024, but will not determine their respective electric transmission service operating revenues, which will instead be based on 2024 actual recoverable costs, rate base, and a return on rate base at the applicable WACC as calculated under the FERC formula ratemaking framework.
•The allowed base ROE for FERC-regulated transmission rates previously charged under the MISO tariff has been the subject of pending proceedings since 2013. Depending on the outcome of the proceedings, the transmission rates charged during previous periods and the currently effective rates may be subject to change and refund. In March 2020, the FERC issued a Notice of Proposed Rulemaking on its transmission incentives policy, which increased the incentive ROE for participation in an RTO to 100 basis points from the current 50 basis points and revised the parameters for awarding incentives, while limiting the overall incentives to a cap of 250 basis points, among other things. In April 2021, the FERC issued a Supplemental Notice of Proposed Rulemaking, which proposes to modify the Notice of Proposed Rulemaking’s incentive for participation in an RTO by limiting this incentive for utilities that join an RTO to 50 basis points and only allowing them to earn the incentive for three years, among other things. If this proposal is included in a final rule, Ameren Illinois and ATXI would no longer be eligible for the 50 basis point RTO incentive adder, prospectively. The FERC is under no deadline to issue a final rule on this matter. Ameren is unable to predict the ultimate impact of any changes to the FERC’s incentives policy, or any further order on base ROE. A 50-basis-point change in the FERC-allowed ROE would affect Ameren’s and Ameren Illinois’ annual net income by an estimated $14 million and $10 million, respectively, based on each company’s 2023 projected rate base.
•Ameren Illinois’ electric distribution service performance-based formula ratemaking framework under the IEIMA allows Ameren Illinois to reconcile electric distribution service rates to its actual revenue requirement on an annual basis to reflect actual recoverable costs incurred and a return at the applicable WACC on year-end rate base through 2023. If a given year’s revenue requirement varies from the amount collected from customers, an adjustment is made to electric operating revenues with an offset to a regulatory asset or liability to reflect that year’s actual revenue requirement, independent of actual sales volumes. The regulatory balance is then collected from, or refunded to, customers within two years from the end of the year. Pursuant to December 2022 and March 2021 ICC orders, Ameren Illinois used the current IEIMA formula framework to establish annual customer rates effective through 2023, and will reconcile the related revenue requirement for customer rates established for 2023. As such, Ameren Illinois’ 2023 revenues will reflect actual recoverable costs, year-end rate base, and a return at the applicable WACC, with the ROE component based on the annual average of the monthly yields of the 30-year United States Treasury bonds plus 580 basis points. By law, the decoupling provisions extend beyond the end of existing performance-based formula ratemaking, which ensures that Ameren Illinois’ electric distribution revenues authorized in a regulatory rate review are not affected by changes in sales volumes. In April 2023, Ameren Illinois filed for a reconciliation adjustment to its 2022 electric distribution service revenue requirement with the ICC. In November 2023, Ameren Illinois filed a revised reconciliation adjustment, requesting recovery of $117 million. An ICC decision in this proceeding is required by December 2023, and any approved adjustment would be collected from customers in 2024.
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
•In January 2023, Ameren Illinois filed an MYRP with the ICC. In September 2023, Ameren Illinois filed a revised MYRP requesting approval of forecasted revenue requirements for electric distribution service for 2024, 2025, 2026, and 2027 of $1,289 million, $1,385 million, $1,480 million, and $1,556 million, respectively. Pursuant to a provision under the IETL that permits initial rate increases under an MYRP to be phased in, Ameren Illinois’ filing proposes to defer 50% of the requested 2024 rate increase of $177 million as a regulatory asset to be collected from customers in 2026. That regulatory asset would earn a return at the applicable WACC. An ICC decision in this proceeding is required by December 2023, with new rates effective starting in January 2024. Ameren Illinois cannot predict the level of any electric distribution service rate change the ICC may approve, or whether any rate change that may eventually be approved will be sufficient for Ameren Illinois to recover its costs to the extent those costs are subject to and exceed the MYRP reconciliation cap and earn a reasonable return on its investments when the rate change goes into effect. If the rates approved by the ICC are materially different from its forecasted spend, Ameren Illinois may adjust its overall spending, both operating and capital.
•In December 2022, the ICC issued an order in Ameren Illinois’ annual update filing that approved a $61 million increase in Ameren Illinois’ electric distribution service rates beginning in January 2023. Ameren Illinois’ 2023 electric distribution service revenues will be based on its 2023 actual recoverable costs, 2023 year-end rate base, and a return at the applicable WACC, with the ROE component based on the annual average of the monthly yields of the 30-year United States Treasury bonds plus 580 basis points. As of September 30, 2023, Ameren Illinois expects its 2023 electric distribution year-end rate base to be $4.2 billion. The 2023 revenue requirement reconciliation adjustment will be collected from, or refunded to, customers in 2025. A 50-basis-point change in the annual average of the monthly yields of the 30-year United States Treasury bonds would result in an estimated $12 million change in Ameren’s and Ameren Illinois’ annual net income, based on Ameren Illinois’ 2023 projected year-end rate base, including electric energy-efficiency investments. Ameren Illinois’ recognized ROE for the first nine months of 2023 was based on an annual average of the monthly yields of the 30-year United States Treasury bonds of 4.05%.
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
•In January 2023, Ameren Illinois filed a request with the ICC seeking approval to increase its annual revenues for natural gas delivery service. In October 2023, Ameren Illinois filed a revised request seeking to increase its annual revenues by $140 million, which includes an estimated $77 million of annual revenues that would otherwise be recovered under riders. In an attempt to reduce regulatory lag, Ameren Illinois used a 2024 future test year in this proceeding. A decision by the ICC in this proceeding is required by late November 2023, with new rates expected to be effective by early December 2023. Ameren Illinois cannot predict the level of any delivery service rate change the ICC may approve, nor whether any rate change that may eventually be approved will be sufficient to enable Ameren Illinois to recover its costs and to earn a reasonable return on investments when the rate changes go into effect. Without legislative action, the QIP will expire after December 2023.
•In May 2023, the MISO released the results of its April 2023 capacity auction, which included capacity price decreases in the central region of the MISO footprint, where Ameren Missouri’s and Ameren Illinois’ service territories are located. Capacity prices decreased from $237 per MW-day for June 2022 through May 2023 pursuant to the April 2022 capacity auction to seasonal prices ranging from $2 to $15 per MW-day for June 2023 through May 2024. Based on estimated power prices and customer demand as of September 30, 2023, the capacity prices set by the April 2023 MISO auction, and the amounts of energy and capacity hedged through IPA procurement events, Ameren Illinois estimates a decrease to purchased power costs for calendar year 2023, compared to 2022, of approximately $100 million. The actual decrease to purchased power costs will vary due to differences between estimated and realized power prices as well as customer demand satisfied by Ameren Illinois, which will be affected by changes in customers’ elections to use Ameren Illinois or an alternative retail electric supplier for their energy needs. Because of the power procurement riders, the difference between actual purchased power costs and costs billed to customers in a given period is deferred as a regulatory asset or liability. These pass-through costs do not affect Ameren Illinois’ net income, as any change in costs are offset by a corresponding change in revenues. Also, largely due to the capacity price set by the April 2023 MISO auction, Ameren Missouri estimates decreases to capacity revenues and purchased power costs for the calendar year 2023, compared to 2022, of approximately $100 million. Ameren Missouri sells nearly all of its capacity to the MISO and purchases the capacity it needs to supply its native load sales from the MISO. Capacity revenues and purchased power costs are a part of the net energy costs recoverable under the FAC, with 95% of the variance between net energy costs and the amount set in base rates recovered or refunded through the FAC.

•The fall 2023 refueling and maintenance outage at Ameren Missouri’s Callaway Energy Center was completed in November. The next refueling and maintenance outage is scheduled for the spring of 2025. During a scheduled refueling, which occurs every 18 months, maintenance expenses are deferred as a regulatory asset and amortized until the completion of the next refueling and maintenance outage. During an outage, depending on the availability of its other generation sources and the market prices for power, Ameren Missouri’s purchased power costs may increase and the amount of excess power available for sale may decrease versus non-outage years. Changes in purchased power costs and excess power available for sale are included in the FAC, which results in limited impacts to earnings. In addition, Ameren Missouri may incur increased non-nuclear energy center maintenance costs in non-outage years.
•In September 2023, the United States District Court for the Eastern District of Missouri granted Ameren Missouri’s request to modify a September 2019 remedy order issued by the district court in order to allow the retirement of the Rush Island Energy Center in advance of its previously expected useful life in lieu of installing a flue gas desulfurization system. In its amended remedy order, the district court established an October 15, 2024 retirement date and, in the interim, authorized Ameren Missouri to operate the energy center as directed by the MISO. The MISO designated the energy center as a system support resource in 2022 and concluded that certain reliability mitigation measures, including transmission upgrades, should occur before the energy center is retired. The Rush Island Energy Center began operating as a system support resource on September 1, 2022. In 2023, the MISO extended the system support resource designation through August 2024, and in September 2023, an agreement between Ameren Missouri and the MISO was approved by the FERC that results in the Rush Island Energy Center only operating during peak demand times and emergencies. The system support resource designation and the related agreement are subject to annual renewal and revision. Construction activities are underway for the transmission upgrades approved by the MISO, with the majority of the upgrades expected to be completed in the fall of 2024. Ameren Missouri expects to complete the last of the upgrades by mid-2025. For additional information on the NSR and Clean Air Act litigation, see Note 9 – Commitments and Contingencies under Part I, Item 1, of this report. In February 2022, the MoPSC issued an order directing the MoPSC staff to review Ameren Missouri’s planned accelerated retirement of the Rush Island Energy Center. In Ameren Missouri’s last electric service regulatory rate review, the MoPSC staff recommended a lower rate base for the Rush Island Energy Center claiming imprudent actions by Ameren Missouri. While the nonunanimous stipulation and agreement approved in that regulatory rate review by the June 2023 MoPSC electric rate order did not specify any rate base disallowance, it did not preclude parties to the agreement from raising issues regarding the prudence of Ameren Missouri’s actions and decisions with regard to the energy center in future proceedings. As part of the assessment of any potential future abandonment loss, consideration will be given to rate and securitization orders issued by the MoPSC to Ameren Missouri and to orders issued to other Missouri utilities with similar facts.
•Pursuant to Illinois law, Ameren Missouri’s natural gas-fired energy centers in Illinois are subject to limits on emissions, including CO2 and NOx, equal to their unit-specific average annual emissions from 2018 through 2020, for any rolling twelve-month period through 2029. Further reductions to emissions limits will become effective between 2030 and 2040, resulting in the closure of the Venice Energy Center by 2029. The reductions could also limit the operations of Ameren Missouri’s other four natural gas-fired energy centers located in the state of Illinois, and will result in their closure by 2040. These energy centers are utilized to support peak loads. Subject to certain conditions, these energy centers may be allowed to exceed the emissions limits in order to maintain reliability of electric utility service.
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
Liquidity and Capital Resources
•In September 2023, Ameren Missouri filed its 2023 IRP with the MoPSC. The 2023 IRP includes Ameren Missouri’s preferred plan for meeting customers’ projected long-term energy needs in a manner that maintains system reliability and customer affordability while transitioning to clean energy generation in an environmentally responsible manner. In connection with this plan, Ameren is continuing to target net-zero carbon emissions by 2045, as well as a 60% reduction by 2030 and an 85% reduction by 2040 based on 2005 levels. Ameren’s goals include both direct emissions from operations (scope 1), as well as electricity usage at Ameren buildings (scope 2), including other greenhouse gas emissions of methane, nitrous oxide, and sulfur hexafluoride. Achieving these goals will be dependent on a variety of factors, including cost-effective advancements in innovative clean energy technologies and constructive federal and state energy and economic policies. The 2023 IRP includes, among other things, the following:

•adding an 800-MW natural gas-fired simple-cycle energy center by 2027 and an additional 1,200-MW natural gas-fired combined-cycle energy center by 2033;
•adding 2,800 MWs of renewable generation by 2030, which includes the solar generation projects discussed below, and an additional 1,900 MWs by 2036;
•adding 400 MWs of battery storage by 2030 and an additional 400 MWs by 2035;
•adding 1,200 MWs of other clean dispatchable generation resources by 2040 and an additional 1,200 MWs by 2043;
•accelerating the retirement date of the Rush Island coal-fired energy center from 2025 to 2024;
•extending the retirement date of the Sioux coal-fired energy center from 2030 to 2032 to ensure reliability during the transition to clean energy generation, which is subject to the approval of a change in depreciable lives of the energy center’s assets by the MoPSC;
•retiring all of Ameren Missouri’s coal-fired energy centers by 2042 and 1,800 MWs of natural gas-fired energy centers by 2040;
•the continued implementation of customer energy-efficiency and demand response programs; and
•the expectation that Ameren Missouri will seek and receive NRC approval for an extension of the operating license for the Callaway Energy Center beyond its current 2044 expiration date.
Ameren Missouri’s plan could be affected by, among other factors: Ameren Missouri’s ability to obtain CCNs from the MoPSC, and any other required approvals for the addition of renewable resources or natural gas-fired simple- or combined- cycle generation, retirement of energy centers, and new or continued customer energy-efficiency programs; the ability to enter into agreements for renewable or natural gas-fired simple- or combined-cycle generation and acquire or construct that generation at a reasonable cost; the ability of suppliers, contractors, and developers to meet contractual commitments and timely complete projects, which is dependent upon the availability of necessary labor, materials, and equipment, geopolitical conflict, or government actions, among other things; changes in the scope and timing of projects; the ability to qualify for, and use or transfer, federal production or investment tax credits; the cost of wind, solar, and other renewable generation and battery storage technologies; the cost of natural gas or hydrogen CT technologies; the ability to maintain system reliability during and after the transition to clean energy generation; new and/or changes in environmental regulations, including those related to CO2 and other greenhouse gas emissions; energy prices and demand; Ameren Missouri’s ability to obtain necessary rights-of-way, easements, and transmission interconnection agreements at an acceptable cost and in a timely fashion; the inability to earn an adequate return on invested capital; and the ability to raise capital on reasonable terms. The next integrated resource plan is expected to be filed in September 2026.
•Missouri law allows Missouri electric utility companies to petition the MoPSC for a financing order to authorize the issuance of securitized utility tariff bonds to finance the cost of retiring electric generation facilities before the end of their useful lives. In connection with the accelerated retirement of the Rush Island Energy Center due to the NSR and Clean Air Act Litigation discussed above, Ameren Missouri expects to seek approval from the MoPSC in 2023, to finance the costs associated with the retirement, including the remaining unrecovered net plant balance associated with the facility, through the issuance of securitized utility tariff bonds.
•During 2022 and 2023, Ameren Missouri, and certain subsidiaries of Ameren Missouri, entered into agreements to acquire and/or construct various solar generation facilities, with various regulatory approvals pending. All of the solar generation facilities are aligned with the 2023 IRP discussed above, and capital expenditures related to these facilities are included in Ameren’s and Ameren Missouri’s expected capital investments discussed below.
•Ameren Missouri’s 2023 IRP targets cleaner and more diverse sources of energy generation, including solar generation. While rights to acquire build-transfer solar facilities and supplies for development-transfer and self-build solar facilities discussed above were secured through agreements, supply chain disruptions, including solar panel shortages and increasing material costs as a result of government tariffs and other factors, could affect the costs, as well as the timing, of these projects and other solar generation projects. The supply of solar panel components to the United States was significantly disrupted as a result of an investigation conducted by the United States Department of Commerce that concluded in August 2023 and could result in significant tariffs on solar panel components imported from four Southeast Asian countries. The investigation was in response to a petition, which alleged that Chinese solar manufacturers shifted solar panel component manufacturing to these countries to avoid tariffs imposed on imports from China. In August 2023, the United States Department of Commerce issued a final determination, finding that all exporters and producers of solar panel components from the four Southeast Asian countries, with a few exceptions, have been circumventing tariffs imposed on imports from China. As a result of the final determination, importers and exporters may avoid the imposition of increased tariffs by certifying to the United States Department of Commerce that the entry of solar panel components into the United States are not subject to the investigation or that they fall within the scope of the 24-month waiver of tariffs discussed below. Failure to submit the applicable certifications, or denial of the submitted certifications by the United States Department of Commerce, could result in increased tariffs on solar panel components that were subject to the investigation and entered the United States on or after April 1, 2022. Additionally, certain solar panel components from China have been subject to detention by the United States Customs and Border Protection Agency as a result of the Uyghur Forced Labor Prevention Act that became effective in June 2022. Also, in June 2022, President Biden authorized the United States Department of Energy to use the Defense Production Act to rapidly expand American manufacturing of five critical clean energy technologies, including solar panel components. President Biden also took executive action to temporarily lift certain tariffs on solar panel components imported from the four Southeast Asian countries investigated by the United States Department of Commerce for 24 months in order to allow the United States access to a sufficient supply of solar panel components to meet electricity generation needs while domestic manufacturing scales up. Any future tariffs or actions by the United States Customs and Border Protection Agency could affect the cost and the availability of solar panel components and the timing and amount of Ameren Missouri’s estimated capital expenditures associated with solar generation investments.
•Through 2027, we expect to make significant capital expenditures to improve our electric and natural gas utility infrastructure, with a major portion directed to our transmission and distribution systems. We estimate that we will invest up to $20.5 billion (Ameren Missouri – up to $10.8 billion; Ameren Illinois – up to $9.5 billion; ATXI – up to $0.2 billion) of capital expenditures during the period from 2023 through 2027. These planned investments are based on the assumption of continued constructive regulatory frameworks. Ameren’s and Ameren Missouri’s estimates include $2.5 billion of renewable generation investments through 2027 consistent with investments outlined in Ameren Missouri’s 2023 IRP. Ameren’s estimate also includes $0.8 billion of capital expenditures through 2027 related to projects assigned to Ameren pursuant to the first tranche of projects under the MISO’s long-range transmission planning roadmap discussed below.
•In 2021, the MISO issued a report outlining a preliminary long-range transmission planning roadmap of projects through 2039, which considers the rapidly changing generation mix within MISO resulting from significant additions of renewable generation, actual and expected generation plant closures, and state mandates or goals for clean energy or carbon emissions reductions. In July 2022, the MISO approved the first tranche of projects under the first phase of the roadmap. A portion of these projects were assigned to various utilities, of which Ameren was awarded projects that are estimated to cost approximately $1.8 billion, based on the MISO’s cost estimate. Related to these projects, Ameren expects to begin substation upgrades in 2024 in advance of transmission line construction, which is expected to begin in 2026, with forecasted completion dates near the end of this decade. In October 2023, the FERC approved transmission rate incentives relating to the projects assigned to Ameren. The incentives will allow construction work in progress to be included in rate base for projects constructed by ATXI, thereby improving the timeliness of cash recovery, and would allow recovery of prudently incurred costs, subject to FERC approval, for any portion of the projects if they are abandoned for reasons beyond the control of Ameren. The MISO initiated requests for proposals for additional first tranche competitive bid projects in December 2022, June 2023, and July 2023, with proposals due in May 2023, November 2023, and October 2023, respectively. In October 2023, one of the competitive bid projects was awarded to ATXI and represents an estimated investment of approximately $0.1 billion. The remaining competitive-bid projects are estimated by the MISO to cost approximately $0.6 billion and are expected to be awarded by mid-2024. In November 2022, the MISO released plans for a second tranche of projects and began the process of identifying a list of projects for consideration under this tranche. Ameren expects the second tranche of projects to be approved in the first half of 2024. In July 2022, a group of industrial customers filed a complaint with the FERC, challenging provisions of a MISO tariff that exclude regional transmission projects from the MISO’s competitive bid process based on state laws related to the right of first refusal, which provide an incumbent utility the right to build, maintain, and own transmission lines located within its service territory. The complaint seeks to require MISO to revise its tariff to prohibit the application of state laws related to the right of first refusal in the MISO’s long-range transmission planning and require projects to be bid on a competitive basis, to the maximum extent possible. It also is asking for refunds related to any costs under the tariff that would not comply with the sought-after revisions. The FERC is under no deadline to issue an order in this proceeding.
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
•The Ameren Companies have multiyear credit agreements that cumulatively provide $2.6 billion of credit through December 2027, subject to a 364-day repayment term for Ameren Missouri and Ameren Illinois, with the option to seek incremental commitments to increase the cumulative credit provided to $3.2 billion. See Note 3 – Short-term Debt and Liquidity under Part I, Item 1, of this report and Note 4 – Short-term Debt and Liquidity under Part II, Item 8, in the Form 10-K for additional information regarding the Credit Agreements. See Note 5 – Long-term Debt and Equity Financings under Part II, Item 8, in the Form 10-K for long-term debt maturities from 2023 to 2027 and beyond at Ameren (parent), Ameren Missouri, Ameren Illinois, and ATXI. See Note 4 – Long-term Debt and Equity Financings under Part I, Item 1, of this report for outstanding forward sale agreements under the ATM and issuances and maturities of long-term debt in 2023 through the date of this report. The use of cash provided by operating activities and short-term borrowings to fund capital expenditures and other long-term investments at the Ameren Companies frequently results in a working capital deficit, defined as current liabilities exceeding current assets, as was the case at September 30, 2023, for Ameren, Ameren Missouri, and Ameren Illinois. Ameren, Ameren Missouri, and Ameren Illinois each believe that their liquidity is adequate given their respective expected operating cash flows, capital expenditures, and financing plans, and expect to continue to have access to the capital and credit markets on reasonable terms when needed. However, there can be no assurance that significant changes in economic conditions, disruptions in the capital and credit markets, or other unforeseen events will not materially affect their ability to execute their expected operating, capital, or financing plans.
•Ameren expects its cash used for currently planned capital expenditures and dividends to exceed cash provided by operating activities over the next several years. As part of its funding plan for capital expenditures, Ameren is using newly issued shares of common stock to satisfy requirements under the DRPlus and employee benefit plans and expects to continue to do so through at least 2027. Ameren expects these equity issuances to total about $100 million annually. Additionally, Ameren has an ATM program under which Ameren may offer and sell from time to time common stock, which includes the ability to enter into forward sales agreements, subject to market conditions and other factors. As of September 30, 2023, Ameren had multiple forward sale agreements that could be settled under the ATM program with various counterparties relating to 4.3 million shares of common stock. Ameren expects to settle approximately $300 million of the forward sale agreements with physical delivery of 3.2 million shares of common stock by December 31, 2023. In addition to issuances under the DRPlus and employee benefit plans, Ameren plans to issue approximately $500 million of equity each year from 2024 to 2027. As of September 30, 2023, Ameren had approximately $910 million of common stock available for sale under the ATM program, which takes into account the forward sale agreements in effect as of September 30, 2023. In the long-term, Ameren expects its equity to total capitalization to be about 45%, with the intent to support solid investment-grade credit ratings. Ameren Missouri and Ameren Illinois expect to fund cash flow needs through debt issuances, adjustments of dividends to Ameren (parent), and/or capital contributions from Ameren (parent).
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
•In April 2023, the IRS issued guidance providing a safe harbor method of accounting for the capitalization or deduction of certain expenditures to maintain, repair, replace, or improve natural gas property. The safe harbor method of accounting may be implemented in the first, second, or third taxable year ending after May 1, 2023. Ameren is currently evaluating the potential impact of this guidance, including the timing of adoption.
•As of September 30, 2023, Ameren had $193 million in tax benefits from federal and state income tax credit carryforwards and $35 million in tax benefits from federal and state net operating loss carryforwards, which will be utilized in future periods. Future expected income tax payments are based on expected taxable income, available income tax credit and net operating loss carryforwards, and current tax law. Expected taxable income is affected by expected capital expenditures, when property, plant, and equipment is placed in-service or retired, and the timing of regulatory reviews, among other things. Ameren expects federal income tax payments at the required minimum levels from 2023 to 2027 resulting from the anticipated use of existing production tax credits generated by Ameren Missouri’s High Prairie Renewable and Atchison Renewable energy centers, existing income tax credit and net operating loss carryforwards, and outstanding refunds. Based on its preliminary calculations, Ameren does not expect to be subject to the 15% minimum tax on adjusted financial statement income imposed by the IRA in 2023 and 2024. Ameren expects annual federal income tax payments, including payments related to the 15% minimum tax pursuant to the IRA, to be immaterial through 2027.
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
ITEM 4. CONTROLS AND PROCEDURES.
(a)Evaluation of Disclosure Controls and Procedures
As of September 30, 2023, evaluations were performed under the supervision and with the participation of management, including the principal executive officer and the principal financial officer of each of the Ameren Companies, of the effectiveness of the design and operation of such registrant’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act). Based on those evaluations, as of September 30, 2023, the principal executive officer and the principal financial officer of each of the Ameren Companies concluded that such disclosure controls and procedures are effective to provide assurance that information required to be disclosed in such registrant’s reports filed or submitted under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms and such information is accumulated and communicated to its management, including its principal executive officer and its principal financial officer, to allow timely decisions regarding required disclosure.
(b)Changes in Internal Controls over Financial Reporting
During the third quarter of 2023, the Ameren Companies implemented new financial systems, including an enterprise resource planning system and an enterprise performance management system. The systems replaced existing systems and are primarily used for financial reporting processes and certain operational activities. In connection with the implementations, we modified the design and implementation of certain internal control processes and procedures. We will continue to evaluate and monitor the internal controls over our financial reporting process, including monitoring the operating effectiveness of related key controls.
Other than with respect to the implementations noted above, there were no other changes in the Ameren Companies' internal control over financial reporting during their most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, their internal controls over financial reporting.
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
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES, USE OF PROCEEDS, AND ISSUER PURCHASES OF EQUITY SECURITIES.
Ameren Corporation, Ameren Missouri, and Ameren Illinois did not purchase equity securities reportable under Item 703 of Regulation S-K during the period from July 1, 2023, to September 30, 2023.
ITEM 5. OTHER INFORMATION.
Insider Adoption or Termination of Trading Arrangements
During the fiscal quarter ended September 30, 2023, none of our directors or officers informed us of the adoption or termination of a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as those terms are defined in Regulation S-K, Item 408, except as follows:
On August 23, 2023, Martin J. Lyons, Jr., then President and Chief Executive Officer of Ameren, adopted a Rule 10b5-1 trading arrangement. Mr. Lyons' Rule 10b5-1 trading arrangement provides for the sale of 50% of any net shares of Ameren common stock received, after tax withholding, in connection with certain previously awarded restricted stock units and performance share units that will vest upon payment in March 2024 and March 2025. The estimated maximum number of shares to be sold pursuant to the Rule 10b5-1 trading arrangement is 40,775 shares. The actual number of shares sold pursuant to the Rule 10b5-1 trading arrangement will depend on the actual number of shares earned pursuant to the awards, which is generally dependent on the Company's achievement of certain performance measures, the actual dividends paid by the Company during the applicable vesting periods, and Mr. Lyons' continued employment and individual performance during the applicable vesting periods. Mr. Lyons' Rule 10b5-1 trading arrangement will terminate on the earlier of: (i) March 31, 2025; (ii) execution of all trades or expiration of all orders relating to such trades under the Rule 10b5-1 trading arrangement; or (iii) such date as the Rule 10b5-1 trading arrangement is otherwise terminated according to its terms.

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
Date: November 9, 2023