Form 10-Q
period 2024-03-31
AMEREN CORP; Ameren Illinois Co; UNION ELECTRIC CO
filed 2024-05-06
CIK 1002910, 18654, 100826

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the Quarterly Period Ended March 31, 2024

OR

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from to

Commission File Number	Exact name of registrant as specified in its charter; State of Incorporation; Address and Telephone Number	IRS Employer Identification No.
1-14756	Ameren Corporation	43-1723446
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

Ameren Corporation	☐
Union Electric Company	☐
Ameren Illinois Company	☐
Indicate by check mark whether each registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Ameren Corporation	Yes	☐	No	☒
Union Electric Company	Yes	☐	No	☒
Ameren Illinois Company	Yes	☐	No	☒
The number of shares outstanding of each registrant’s classes of common stock as of April 30, 2024, was as follows:

Registrant	Title of each class of common stock	Shares outstanding
Ameren Corporation	Common stock, $0.01 par value per share	266,670,374
Union Electric Company	Common stock, $5 par value per share, held by Ameren Corporation	102,123,834
Ameren Illinois Company	Common stock, no par value, held by Ameren Corporation	25,452,373

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
Form 10-K – The combined Annual Report on Form 10-K for the year ended December 31, 2023, filed by the Ameren Companies with the SEC.

FORWARD-LOOKING STATEMENTS
Statements in this report not based on historical facts are considered “forward-looking” and, accordingly, involve risks and uncertainties that could cause actual results to differ materially from those discussed. Although such forward-looking statements have been made in good faith and are based on reasonable assumptions, there is no assurance that the expected results will be achieved. These statements include (without limitation) statements as to future expectations, beliefs, plans, projections, strategies, targets, estimates, objectives, events, conditions, and financial performance. In connection with the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995, we are providing this cautionary statement to identify important factors that could cause actual results to differ materially from those anticipated. The following factors, in addition to those discussed within Risk Factors in the Form 10-K, and elsewhere in this report and in our other filings with the SEC, could cause actual results to differ materially from management expectations suggested in such forward-looking statements:
•regulatory, judicial, or legislative actions, and any changes in regulatory policies and ratemaking determinations, that may change regulatory recovery mechanisms, such as those that may result from Ameren Missouri’s petition to the MoPSC for a financing order to authorize the issuance of securitized utility tariff bonds to finance the cost of the planned accelerated retirement of the Rush Island Energy Center, any additional mitigation relief related to the operation of the Rush Island Energy Center that may be ordered by the United States District Court for the Eastern District of Missouri, Ameren Missouri’s proposed customer energy-efficiency plan under the MEEIA filed with the MoPSC in January 2024, Ameren Illinois’ December 2023 ICC order for the MYRP electric distribution service regulatory rate review that directed Ameren Illinois to file a revised Grid Plan and a request to update the associated MYRP revenue requirements for 2024 through 2027, both subsequently filed in March 2024, along with Ameren Illinois’ January 2024 rehearing request of the order and appeal of the order to the Illinois Appellate Court for the Fifth Judicial District, Ameren Illinois’ electric distribution service revenue requirement reconciliation adjustment request filed with the ICC in April 2024, Ameren Illinois’ appeal of the November 2023 ICC natural gas delivery service rate order to the Illinois Appellate Court for the Fifth Judicial District, and the August 2022 United States Court of Appeals for the District of Columbia Circuit ruling that vacated the FERC’s MISO ROE-determining orders and remanded the proceedings to the FERC;
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
•Ameren Missouri’s ability to construct and/or acquire wind, solar, and other renewable energy generation facilities and battery storage, as well as natural gas-fired energy centers, extend the operating license for the Callaway Energy Center, retire fossil fuel-fired energy centers, and implement new or existing customer energy-efficiency programs, including any such construction, acquisition, retirement, or implementation in connection with its Smart Energy Plan, integrated resource plan, or emissions reduction goals, and to recover its cost of investment, a related return, and, in the case of customer energy-efficiency programs, any lost electric revenues in a timely manner, each of which is affected by the ability to obtain all necessary regulatory and project approvals, including CCNs from the MoPSC or any other required approvals for the addition of renewable resources and natural gas-fired energy centers;
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
•the cost and availability of fuel, such as low-sulfur coal, natural gas, and enriched uranium used to produce electricity; the cost and availability of natural gas for distribution and the cost and availability of purchased power, including capacity, zero emission credits, renewable energy credits, and emission allowances; and the level and volatility of future market prices for such commodities and credits;
•disruptions in the delivery of fuel, failure of our fuel suppliers to provide adequate quantities or quality of fuel, or lack of adequate inventories of fuel, including nuclear fuel assemblies primarily from the one NRC-licensed supplier of assemblies for Ameren Missouri’s Callaway Energy Center;
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
•the impact of weather conditions and other natural conditions on us and our customers, including the impact of system outages and the level of wind and solar resources;
•the construction, installation, performance, and cost recovery of generation, transmission, and distribution assets;
•the ability to maintain system reliability during the transition to clean energy generation by Ameren Missouri and the electric utility industry, as well as Ameren Missouri’s ability to meet generation capacity obligations;
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
•legal and administrative proceedings;
•pandemics or other significant global health events, and their impacts on our results of operations, financial position, and liquidity; and
•the impacts of the Russian invasion of Ukraine and conflicts in the Middle East, related sanctions imposed by the United States and other governments, and any broadening of these or other global conflicts, including potential impacts on the cost and availability of fuel, natural gas, enriched uranium, and other commodities, materials, and services, the inability of our counterparties to perform their obligations, disruptions in the capital and credit markets, acts of sabotage or terrorism, including cyberattacks, and other impacts on business, economic, and geopolitical conditions, including inflation.
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

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS.

AMEREN CORPORATION
CONSOLIDATED STATEMENT OF INCOME AND COMPREHENSIVE INCOME
(Unaudited) (In millions, except per share amounts)

	Three Months Ended March 31,
	2024	2023
Operating Revenues:
Electric	$1,364	$1,590
Natural gas	452	472
Total operating revenues	1,816	2,062
Operating Expenses:
Fuel and purchased power	328	608
Natural gas purchased for resale	151	208
Other operations and maintenance	470	448
Depreciation and amortization	361	320
Taxes other than income taxes	135	127
Total operating expenses	1,445	1,711
Operating Income	371	351
Other Income, Net	89	78
Interest Charges	154	127
Income Before Income Taxes	306	302
Income Taxes	44	37
Net Income	262	265
Less: Net Income Attributable to Noncontrolling Interests	1	1
Net Income Attributable to Ameren Common Shareholders	$261	$264

Net Income	$262	$265
Other Comprehensive Loss, Net of Taxes
Pension and other postretirement benefit plan activity, net of income taxes (benefit) of $— and $—, respectively	(1)	(1)
Comprehensive Income	261	264
Less: Comprehensive Income Attributable to Noncontrolling Interests	1	1
Comprehensive Income Attributable to Ameren Common Shareholders	$260	$263

Earnings per Common Share – Basic	$0.98	$1.01

Earnings per Common Share – Diluted	$0.98	$1.00

Weighted-average Common Shares Outstanding – Basic	266.4	262.2
Weighted-average Common Shares Outstanding – Diluted	266.8	263.1
The accompanying notes are an integral part of these consolidated financial statements.

AMEREN CORPORATION
CONSOLIDATED BALANCE SHEET
(Unaudited) (In millions, except per share amounts)

	March 31, 2024	December 31, 2023
ASSETS
Current Assets:
Cash and cash equivalents	$85	$25
Accounts receivable – trade (less allowance for doubtful accounts of $37 and $30, respectively)	507	494
Unbilled revenue	272	319
Miscellaneous accounts receivable	82	106
Inventories	679	733
Current regulatory assets	356	365
Other current assets	103	139
Total current assets	2,084	2,181
Property, Plant, and Equipment, Net	34,114	33,776
Investments and Other Assets:
Nuclear decommissioning trust fund	1,232	1,150
Goodwill	411	411
Regulatory assets	1,904	1,810
Pension and other postretirement benefits	597	581
Other assets	964	921
Total investments and other assets	5,108	4,873
TOTAL ASSETS	$41,306	$40,830
LIABILITIES AND EQUITY
Current Liabilities:
Current maturities of long-term debt	$1,149	$849
Short-term debt	868	536
Accounts and wages payable	647	1,136
Customer deposits	190	176
Other current liabilities	651	648
Total current liabilities	3,505	3,345
Long-term Debt, Net	15,167	15,121
Deferred Credits and Other Liabilities:
Accumulated deferred income taxes and tax credits, net	4,251	4,176
Regulatory liabilities	5,593	5,512
Asset retirement obligations	779	772
Other deferred credits and liabilities	439	426
Total deferred credits and other liabilities	11,062	10,886
Commitments and Contingencies (Notes 2, 9, and 10)
Shareholders’ Equity:
Common stock, $.01 par value, 400.0 shares authorized – shares outstanding of 266.6 and 266.3, respectively	3	3
Other paid-in capital, principally premium on common stock	7,228	7,216
Retained earnings	4,219	4,136
Accumulated other comprehensive loss	(7)	(6)
Total shareholders’ equity	11,443	11,349
Noncontrolling Interests	129	129
Total equity	11,572	11,478
TOTAL LIABILITIES AND EQUITY	$41,306	$40,830
The accompanying notes are an integral part of these consolidated financial statements.

AMEREN CORPORATION
CONSOLIDATED STATEMENT OF CASH FLOWS
(Unaudited) (In millions)
	Three Months Ended March 31,
	2024	2023
Cash Flows From Operating Activities:
Net income	$262	$265
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	379	350
Amortization of nuclear fuel	18	19
Amortization of debt issuance costs and premium/discounts	5	3
Deferred income taxes and investment tax credits, net	44	35
Allowance for equity funds used during construction	(9)	(9)
Stock-based compensation costs	8	8
Other	16	(6)
Changes in assets and liabilities:
Receivables	52	112
Inventories	54	37
Accounts and wages payable	(284)	(362)
Taxes accrued	70	50
Regulatory assets and liabilities	(95)	(40)
Assets, other	9	(14)
Liabilities, other	11	(6)
Pension and other postretirement benefits	(56)	(58)
Counterparty collateral, net	8	112
Net cash provided by operating activities	492	496
Cash Flows From Investing Activities:
Capital expenditures	(890)	(931)
Nuclear fuel expenditures	(12)	(20)
Purchases of securities – nuclear decommissioning trust fund	(70)	(29)
Sales and maturities of securities – nuclear decommissioning trust fund	66	17
Other	—	(1)
Net cash used in investing activities	(906)	(964)
Cash Flows From Financing Activities:
Dividends on common stock	(178)	(165)
Dividends paid to noncontrolling interest holders	(1)	(1)
Short-term debt, net	332	179
Issuances of long-term debt	347	499
Issuances of common stock	10	5
Employee payroll taxes related to stock-based compensation	(8)	(20)
Debt issuance costs	(5)	(5)
Other	—	(3)
Net cash provided by financing activities	497	489
Net change in cash, cash equivalents, and restricted cash	83	21
Cash, cash equivalents, and restricted cash at beginning of year	272	216
Cash, cash equivalents, and restricted cash at end of period	$355	$237
The accompanying notes are an integral part of these consolidated financial statements.

AMEREN CORPORATION
CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY
(Unaudited) (In millions, except per share amounts)

	Three Months Ended March 31,
	2024	2023
Common Stock	$3	$3

Other Paid-in Capital:
Beginning of year	7,216	6,860
Shares issued under the DRPlus and 401(k) plan	10	12
Stock-based compensation activity	2	(11)
Other paid-in capital, end of period	7,228	6,861

Retained Earnings:
Beginning of year	4,136	3,646
Net income attributable to Ameren common shareholders	261	264
Dividends on common stock	(178)	(165)
Retained earnings, end of period	4,219	3,745

Accumulated Other Comprehensive Loss:
Deferred retirement benefit costs, beginning of year	(6)	(1)
Change in deferred retirement benefit costs	(1)	(1)
Deferred retirement benefit costs, end of period	(7)	(2)
Total accumulated other comprehensive loss, end of period	(7)	(2)
Total Shareholders’ Equity	$11,443	$10,607

Noncontrolling Interests:
Beginning of year	129	129
Net income attributable to noncontrolling interest holders	1	1
Dividends paid to noncontrolling interest holders	(1)	(1)
Noncontrolling interests, end of period	129	129
Total Equity	$11,572	$10,736

Common stock shares outstanding at beginning of year	266.3	262.0
Shares issued under the DRPlus and 401(k) plan	0.1	0.1
Shares issued for stock-based compensation	0.2	0.5
Common stock shares outstanding at end of period	266.6	262.6

Dividends per common share	$0.67	$0.63
The accompanying notes are an integral part of these consolidated financial statements.

UNION ELECTRIC COMPANY (d/b/a AMEREN MISSOURI)
CONSOLIDATED STATEMENT OF INCOME
(Unaudited) (In millions)

	Three Months Ended March 31,
	2024	2023
Operating Revenues:
Electric	$714	$841
Natural gas	61	82
Total operating revenues	775	923
Operating Expenses:
Fuel and purchased power	166	321
Natural gas purchased for resale	28	47
Other operations and maintenance	254	239
Depreciation and amortization	195	176
Taxes other than income taxes	87	80
Total operating expenses	730	863
Operating Income	45	60
Other Income, Net	44	19
Interest Charges	62	51
Income Before Income Taxes	27	28
Income Taxes (Benefit)	1	(1)
Net Income	26	29
Preferred Stock Dividends	1	1
Net Income Available to Common Shareholder	$25	$28
The accompanying notes as they relate to Ameren Missouri are an integral part of these consolidated financial statements.

UNION ELECTRIC COMPANY (d/b/a AMEREN MISSOURI)
CONSOLIDATED BALANCE SHEET
(Unaudited) (In millions, except per share amounts)

	March 31, 2024	December 31, 2023
ASSETS
Current Assets:
Cash and cash equivalents	$2	$—
Accounts receivable – trade (less allowance for doubtful accounts of $11 and $12, respectively)	179	204
Accounts receivable – affiliates	47	72
Unbilled revenue	140	163
Miscellaneous accounts receivable	34	26
Inventories	499	508
Current regulatory assets	124	101
Other current assets	52	68
Total current assets	1,077	1,142
Property, Plant, and Equipment, Net	17,418	17,250
Investments and Other Assets:
Nuclear decommissioning trust fund	1,232	1,150
Regulatory assets	738	755
Pension and other postretirement benefits	161	157
Other assets	157	152
Total investments and other assets	2,288	2,214
TOTAL ASSETS	$20,783	$20,606
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Current maturities of long-term debt	$350	$350
Short-term debt	444	170
Borrowings from money pool	—	306
Accounts and wages payable	311	618
Accounts payable – affiliates	41	53
Taxes accrued	80	28
Other current liabilities	206	222
Total current liabilities	1,432	1,747
Long-term Debt, Net	6,336	5,991
Deferred Credits and Other Liabilities:
Accumulated deferred income taxes and tax credits, net	2,164	2,122
Regulatory liabilities	3,011	2,959
Asset retirement obligations	776	768
Other deferred credits and liabilities	76	56
Total deferred credits and other liabilities	6,027	5,905
Commitments and Contingencies (Notes 2, 8, 9, and 10)
Shareholders’ Equity:
Common stock, $5 par value, 150.0 shares authorized – 102.1 shares outstanding	511	511
Other paid-in capital, principally premium on common stock	2,725	2,725
Preferred stock	80	80
Retained earnings	3,672	3,647
Total shareholders’ equity	6,988	6,963
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$20,783	$20,606
The accompanying notes as they relate to Ameren Missouri are an integral part of these consolidated financial statements.

UNION ELECTRIC COMPANY (d/b/a AMEREN MISSOURI)
CONSOLIDATED STATEMENT OF CASH FLOWS
(Unaudited) (In millions)

	Three Months Ended March 31,
	2024	2023
Cash Flows From Operating Activities:
Net income	$26	$29
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	212	205
Amortization of nuclear fuel	18	19
Amortization of debt issuance costs and premium/discounts	2	2
Deferred income taxes and investment tax credits, net	27	15
Allowance for equity funds used during construction	(9)	(4)
Other	17	(3)
Changes in assets and liabilities:
Receivables	43	74
Inventories	9	(41)
Accounts and wages payable	(222)	(238)
Taxes accrued	92	38
Regulatory assets and liabilities	(24)	14
Assets, other	1	2
Liabilities, other	4	(11)
Pension and other postretirement benefits	(20)	(21)
Counterparty collateral, net	1	73
Net cash provided by operating activities	177	153
Cash Flows From Investing Activities:
Capital expenditures	(466)	(481)
Nuclear fuel expenditures	(12)	(20)
Purchases of securities – nuclear decommissioning trust fund	(70)	(29)
Sales and maturities of securities – nuclear decommissioning trust fund	66	17
Net cash used in investing activities	(482)	(513)
Cash Flows From Financing Activities:
Dividends on preferred stock	(1)	(1)
Short-term debt, net	274	(132)
Money pool borrowings, net	(306)	—
Issuances of long-term debt	347	499
Debt issuance costs	(3)	(5)
Other	—	(3)
Net cash provided by financing activities	311	358
Net change in cash, cash equivalents, and restricted cash	6	(2)
Cash, cash equivalents, and restricted cash at beginning of year	10	13
Cash, cash equivalents, and restricted cash at end of period	$16	$11
The accompanying notes as they relate to Ameren Missouri are an integral part of these consolidated financial statements.

UNION ELECTRIC COMPANY (d/b/a AMEREN MISSOURI)
CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY
(Unaudited) (In millions)

	Three Months Ended March 31,
	2024	2023
Common Stock	$511	$511

Other Paid-in Capital	2,725	2,725

Preferred Stock	80	80

Retained Earnings:
Beginning of year	3,647	3,111
Net income	26	29
Dividends on preferred stock	(1)	(1)
Retained earnings, end of period	3,672	3,139

Total Shareholders’ Equity	$6,988	$6,455
The accompanying notes as they relate to Ameren Missouri are an integral part of these consolidated financial statements.

AMEREN ILLINOIS COMPANY (d/b/a AMEREN ILLINOIS)
STATEMENT OF INCOME
(Unaudited) (In millions)

	Three Months Ended March 31,
	2024	2023
Operating Revenues:
Electric	$609	$710
Natural gas	391	391
Total operating revenues	1,000	1,101
Operating Expenses:
Purchased power	164	287
Natural gas purchased for resale	123	161
Other operations and maintenance	210	202
Depreciation and amortization	153	133
Taxes other than income taxes	44	42
Total operating expenses	694	825
Operating Income	306	276
Other Income, Net	31	37
Interest Charges	55	47
Income Before Income Taxes	282	266
Income Taxes	67	68
Net Income Available to Common Shareholder	$215	$198
The accompanying notes as they relate to Ameren Illinois are an integral part of these financial statements.

AMEREN ILLINOIS COMPANY (d/b/a AMEREN ILLINOIS)
BALANCE SHEET
(Unaudited) (In millions)

	March 31, 2024	December 31, 2023
ASSETS
Current Assets:
Cash and cash equivalents	$—	$—
Accounts receivable – trade (less allowance for doubtful accounts of $26 and $18, respectively)	313	273
Accounts receivable – affiliates	14	35
Unbilled revenue	132	156
Miscellaneous accounts receivable	17	44
Inventories	176	225
Current regulatory assets	223	252
Other current assets	42	62
Total current assets	917	1,047
Property, Plant, and Equipment, Net	14,779	14,632
Investments and Other Assets:
Goodwill	411	411
Regulatory assets	1,140	1,035
Pension and other postretirement benefits	400	394
Other assets	632	603
Total investments and other assets	2,583	2,443
TOTAL ASSETS	$18,279	$18,122
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Current maturities of long-term debt	$300	$—
Short-term debt	424	366
Borrowings from money pool	54	135
Accounts and wages payable	260	370
Accounts payable – affiliates	84	52
Customer deposits	152	141
Current regulatory liabilities	56	71
Other current liabilities	280	298
Total current liabilities	1,610	1,433
Long-term Debt, Net	4,933	5,232
Deferred Credits and Other Liabilities:
Accumulated deferred income taxes and investment tax credits, net	1,948	1,906
Regulatory liabilities	2,445	2,418
Other deferred credits and liabilities	303	308
Total deferred credits and other liabilities	4,696	4,632
Commitments and Contingencies (Notes 2, 8, and 9)
Shareholders’ Equity:
Common stock, no par value, 45.0 shares authorized – 25.5 shares outstanding	—	—
Other paid-in capital	3,020	3,020
Preferred stock	49	49
Retained earnings	3,971	3,756
Total shareholders’ equity	7,040	6,825
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$18,279	$18,122
The accompanying notes as they relate to Ameren Illinois are an integral part of these financial statements.

AMEREN ILLINOIS COMPANY (d/b/a AMEREN ILLINOIS)
STATEMENT OF CASH FLOWS
(Unaudited) (In millions)

	Three Months Ended March 31,
	2024	2023
Cash Flows From Operating Activities:
Net income	$215	$198
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	153	133
Amortization of debt issuance costs and premium/discounts	1	1
Deferred income taxes and investment tax credits, net	27	37
Allowance for equity funds used during construction	—	(4)
Other	5	6
Changes in assets and liabilities:
Receivables	1	26
Inventories	49	78
Accounts and wages payable	(31)	(112)
Taxes accrued	64	25
Regulatory assets and liabilities	(66)	(52)
Assets, other	6	(8)
Liabilities, other	6	30
Pension and other postretirement benefits	(22)	(24)
Counterparty collateral, net	7	39
Net cash provided by operating activities	415	373
Cash Flows From Investing Activities:
Capital expenditures	(373)	(407)
Other	1	—
Net cash used in investing activities	(372)	(407)
Cash Flows From Financing Activities:
Short-term debt, net	58	60
Money pool borrowings, net	(81)	—
Net cash provided by (used in) financing activities	(23)	60
Net change in cash, cash equivalents, and restricted cash	20	26
Cash, cash equivalents and restricted cash at beginning of year	234	191
Cash, cash equivalents, and restricted cash at end of period	$254	$217
The accompanying notes as they relate to Ameren Illinois are an integral part of these financial statements.

AMEREN ILLINOIS COMPANY (d/b/a AMEREN ILLINOIS)
STATEMENT OF SHAREHOLDERS’ EQUITY
(Unaudited) (In millions)

	Three Months Ended March 31,
	2024	2023
Common Stock	$—	$—

Other Paid-in Capital:	3,020	2,929

Preferred Stock	49	49

Retained Earnings:
Beginning of year	3,756	3,190
Net income	215	198
Retained earnings, end of period	3,971	3,388

Total Shareholders’ Equity	$7,040	$6,366
The accompanying notes as they relate to Ameren Illinois are an integral part of these financial statements.

AMEREN CORPORATION (Consolidated)
UNION ELECTRIC COMPANY (Consolidated) (d/b/a Ameren Missouri)
AMEREN ILLINOIS COMPANY (d/b/a Ameren Illinois)
COMBINED NOTES TO FINANCIAL STATEMENTS
(Unaudited)
March 31, 2024
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
Our accounting policies conform to GAAP. Our financial statements reflect all adjustments (which include normal, recurring adjustments) that are necessary, in our opinion, for a fair presentation of our results. The preparation of financial statements in conformity with GAAP requires management to make certain estimates and assumptions. Such estimates and assumptions affect reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the dates of financial statements, and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates. The results of operations for an interim period may not give a true indication of results that may be expected for a full year. These financial statements should be read in conjunction with the financial statements and accompanying notes included in the Form 10-K.
Variable Interest Entities
As of March 31, 2024, and December 31, 2023, Ameren had unconsolidated variable interests in various equity method investments, primarily to advance clean and resilient energy technologies, totaling $74 million and $73 million, respectively, included in “Other assets” on Ameren’s consolidated balance sheet. Any earnings or losses related to these investments are included in “Other Income, Net” on Ameren’s consolidated statement of income and comprehensive income. Ameren is not the primary beneficiary of these investments because it does not have the power to direct matters that most significantly affect the activities of these variable interest entities. As of March 31, 2024, Ameren’s maximum exposure to loss related to these variable interests is limited to its investment of $74 million plus associated outstanding funding commitments of $14 million.
COLI
Ameren and Ameren Illinois have COLI, which is recorded at the net cash surrender value. The net cash surrender value is the amount that can be realized under the insurance policies at the balance sheet date. As of March 31, 2024, the cash surrender value of COLI at Ameren and Ameren Illinois was $255 million (December 31, 2023 – $248 million) and $112 million (December 31, 2023 – $111 million), respectively, while total borrowings against the policies were $104 million (December 31, 2023 – $104 million) at both Ameren and Ameren Illinois. Ameren and Ameren Illinois have the right to offset the borrowings against the cash surrender value of the policies and, consequently, present the net asset in “Other assets” on their respective balance sheets. The net cash surrender value of Ameren’s COLI is affected by the investment performance of a separate account in which Ameren holds a beneficial interest.

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
Missouri
Solar Generation Facilities
During 2022 and 2023, Ameren Missouri, and certain subsidiaries of Ameren Missouri, entered into agreements to acquire and/or construct various solar generation facilities, which, if placed in-service, would be eligible for recovery under the PISA. The following table provides information with respect to each agreement:

	Huck Finn Solar Project(a)(b)	Boomtown Solar Project(b)(c)	Split Rail Solar Project(d)	Cass County Solar Project(c)	Vandalia Solar Project(b)(d)	Bowling Green Solar Project(b)(d)
Agreement type	Build-transfer	Build-transfer	Build-transfer	Development-transfer(e)	Self-build(f)	Self-build(f)
Facility size	200-MW	150-MW	300-MW	150-MW	50-MW	50-MW
Status of MoPSC CCN	Approved February 2023	Approved April 2023	Approved March 2024	Filed June 2023(g)	Approved March 2024	Approved March 2024
Status of FERC approval of acquisition	Received March 2023	Received October 2023	Expect to request by mid-2024	Not applicable	Not applicable	Not applicable
Earliest completion date(h)	Fourth quarter 2024	Fourth quarter 2024	Mid-2026	Fourth quarter 2024	Fourth quarter 2025	First quarter 2026
(a)The Huck Finn Solar Project is expected to support Ameren Missouri’s compliance with the state of Missouri’s renewable energy standard. Investments in the project will be eligible for recovery under the RESRAM.
(b)These projects collectively represent approximately $0.85 billion of expected capital expenditures.
(c)The Boomtown and Cass County solar projects are expected to support Ameren Missouri’s transition to renewable energy generation and serve customers under the Renewable Solutions Program.
(d)These solar projects are expected to support Ameren Missouri’s transition to renewable energy generation.
(e)Ameren Missouri entered into an agreement to acquire the Cass County Solar Project, which includes project design, land rights, and engineering, procurement, and construction agreements for a solar generation facility. Ameren Missouri will take over construction management of the Cass County facility after obtaining a CCN from the MoPSC and acquiring the project. Acquisition of the project is expected by mid-2024.
(f)Ameren Missouri entered into engineering, procurement, and construction agreements to construct these solar projects.
(g)Approval for the CCN is conditioned upon full subscription of the project capacity under the Renewable Solutions Program, a commercial, industrial, and governmental customer program. Ameren Missouri expects a decision by the MoPSC on the Cass County Solar Project CCN once this project’s capacity under the Renewable Solutions Program is fully subscribed.
(h)Expected completion dates are dependent on the timing of regulatory approvals, among other things.
Securitization of Rush Island Energy Center Costs
In November 2023, Ameren Missouri petitioned the MoPSC for a financing order to authorize the issuance of securitized utility tariff bonds to finance $519 million of costs related to the planned accelerated retirement of the Rush Island Energy Center, which includes the expected remaining unrecovered net plant balance associated with the facility, among other costs. Ameren Missouri requested to collect the amounts necessary to repay the bonds over approximately 15 years from the date of bond issuance. In March 2024, the MoPSC staff filed an updated response to Ameren Missouri’s petition that stated Ameren Missouri’s decision to accelerate the retirement of the Rush Island Energy Center was prudent and recommended that $497 million of costs be financed through securitized utility tariff bonds. However, the MoPSC staff claimed Ameren Missouri’s prior actions that resulted in the adverse ruling in the NSR and Clean Air Act Litigation discussed in Note 9 – Commitments and Contingencies were imprudent and recommended that the impact of those actions on customers be considered in future regulatory proceedings. In February 2024, the MoOPC filed a response to Ameren Missouri’s petition that opposes the issuance of securitized utility tariff bonds. If Ameren Missouri is not allowed to recover Rush Island Energy Center costs through securitization or if future regulatory proceedings result in revenue reductions based on Ameren Missouri’s prior actions that resulted in the adverse ruling in the NSR and Clean Air Act litigation, it could have a material adverse effect on the results of operations, financial position, and liquidity of Ameren and Ameren Missouri. Ameren Missouri expects a decision by the MoPSC by the end of June 2024, but cannot predict the ultimate outcome of this regulatory proceeding.
MEEIA
In January 2024, Ameren Missouri filed a proposed customer energy-efficiency plan with the MoPSC under the MEEIA. This filing proposed a three-year plan, which includes a portfolio of customer energy-efficiency programs, along with the continued use of the MEEIA rider, which allows Ameren Missouri to collect from, or refund to, customers any difference in actual MEEIA program costs and related lost electric revenues and the amounts collected from customers. If the plan is approved, Ameren Missouri intends to invest $123 million annually in the proposed customer energy-efficiency programs from 2025 to 2027. In addition, Ameren Missouri requested performance incentives applicable to each plan year to earn revenues by achieving certain customer energy-efficiency savings and target spending goals. If 100% of the goals are achieved, Ameren Missouri would earn performance incentive revenues totaling $56 million over the three-year plan. Ameren Missouri also requested additional performance incentives applicable to each plan year totaling up to $14 million over the three-year plan, if Ameren Missouri exceeds 100% of the goals. Ameren Missouri expects a decision by the MoPSC by October 2024, but cannot predict the ultimate outcome of this regulatory proceeding.
Illinois
MYRP
In December 2023, the ICC issued an order in Ameren Illinois' MYRP proceeding approving base rates for electric distribution services for 2024 through 2027 and rejecting Ameren Illinois' Grid Plan, which was addressed as part of the MYRP proceeding. Rate changes consistent with the order became effective in January 2024. The December 2023 order adopted an alternative methodology to establish a rate base and revenue requirements for the years 2024 through 2027 using Ameren Illinois’ previously approved 2022 year-end rate base. The 2022 year-end rate base will remain in effect through 2027 unless subsequently changed by the ICC in the rehearing discussed below or if approval of a revised Grid Plan results in an update of each year’s revenue requirement. Pursuant to the order, in March 2024, Ameren Illinois filed a revised Grid Plan and a revised MYRP to update the requested revenue requirements for 2024 through 2027. An ICC decision on the revised Grid Plan and updated revenue requirements is expected by December 2024 with rates effective in January 2025.
In January 2024, the ICC partially denied a rehearing requested by Ameren Illinois to revise the allowed ROE in the December 2023 order and granted Ameren Illinois’ rehearing request to consider whether it is appropriate to use the 2022 year-end rate base for each year of the MYRP and to include a base level of investments to maintain grid reliability in each year of the MYRP. Additionally, the scope of the rehearing includes a review of certain operations and maintenance expenses in each year of the MYRP. In February 2024, Ameren Illinois filed its request in the rehearing proceeding, and subsequently updated the request in April 2024, proposing an updated 2024 revenue requirement of $1,213 million, which is based on a $4.2 billion rate base, a capital structure composed of 50% common equity, and an allowed ROE of 8.72%. In April 2024, the ICC staff filed its recommendation in the rehearing proceeding. The ICC staff recommended a 2024 revenue requirement of $1,195 million, which is based on a $4.0 billion rate base, a capital structure composed of 50% common equity, and an allowed ROE of 8.72%. An ICC decision in the rehearing proceeding is expected by late June 2024, with new rates effective July 2024. Also, in January 2024, Ameren Illinois filed an appeal of the December 2023 ICC order and the partial denial of Ameren Illinois’ request for rehearing, including the 8.72% ROE, to the Illinois Appellate Court for the Fifth Judicial District. The court is under no deadline to address the appeal. Ameren Illinois cannot predict the ultimate outcome of the revised Grid Plan filing, its request to update the associated MYRP revenue requirements for 2024 through 2027, the rehearing proceeding, or the appeal to the Illinois Appellate Court for the Fifth Judicial District.
The following table presents the approved revenue requirements, ROE, capital structure common equity percentage, and annual rate base in the ICC’s December 2023 order, as well as the proposed revenue requirements and annual rate base amounts in the March 2024 revised MYRP:

Year	Revenue Requirement (in millions)	ROE	Capital Structure Common Equity Percentage	Annual Rate Base (in billions)
ICC’s December 2023 MYRP Order:
2024	$1,162	8.72%	50%	$3.9
2025	$1,210	8.72%	50%	$3.9
2026	$1,242	8.72%	50%	$3.9
2027	$1,255	8.72%	50%	$3.9
Ameren Illinois’ March 2024 Revised MYRP:
2024	$1,207	(a)	50%	$4.2
2025	$1,286	(a)	50%	$4.4
2026	$1,371	(a)	50%	$4.7
2027	$1,433	(a)	50%	$4.9
(a)Based on an allowed ROE of 8.72%. Ameren Illinois’ filing requests the ICC to increase the allowed ROE to 9.24%.
The approved revenue requirements in the ICC’s December 2023 order represent a cumulative four-year increase of $142 million compared to a cumulative increase of $321 million in Ameren Illinois’ March 2024 revised MYRP.

2023 Electric Distribution Revenue Requirement Reconciliation Adjustment Request
In April 2024, Ameren Illinois filed for a reconciliation adjustment to its 2023 electric distribution service revenue requirement with the ICC, requesting recovery of $160 million. The reconciliation adjustment reflects a capital structure composed of 50% common equity and Ameren Illinois’ actual 2023 recoverable costs and year-end rate base. An ICC decision in this proceeding is required by December 2024, and any approved adjustment would be collected from customers in 2025. This is the final revenue requirement reconciliation under the IEIMA formula framework.
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
In December 2023, Ameren Illinois filed a request for rehearing of the ICC’s November 2023 order. The filing requested the ICC revise the order to include an allowed ROE of at least 9.89%, a capital structure composed of 52% common equity, and the reversal of the approximately $93 million reduction of planned distribution and transmission capital investments included in the order, among other things. In January 2024, the ICC denied Ameren Illinois’ rehearing request. Subsequently, in January 2024, Ameren Illinois filed an appeal of the November 2023 ICC order and the January 2024 ICC denial of Ameren Illinois’ request for rehearing to the Illinois Appellate Court for the Fifth Judicial District. The court is under no deadline to address the appeal. Ameren Illinois cannot predict the ultimate outcome of this appeal.
QIP Reconciliation Hearing
In March 2021, Ameren Illinois filed a request with the ICC to initiate a reconciliation proceeding to determine the accuracy and prudence of natural gas capital investments recovered under the QIP rider during 2020. In October 2023, the Illinois Attorney General’s office challenged the recovery of capital investments that were made during 2020, alleging that the ICC should disallow approximately $53 million in natural gas capital investments as improper and imprudent, providing a potential over-recovery of approximately $3 million in 2020. In October 2023, the ICC staff filed testimony that supports the prudence and reasonableness of the capital investments made during 2020. Ameren Illinois’ 2020 QIP rate recovery request under review by the ICC was within the rate increase limitations allowed by law. The ICC is under no deadline to issue an order in this proceeding. Ameren Illinois cannot predict the ultimate outcome of this regulatory proceeding.
MISO Long-Range Transmission Projects CCN
In July 2022, the MISO approved the first tranche of projects related to a preliminary long-range transmission planning roadmap of projects through 2039. A portion of these projects were assigned to various utilities, including Ameren. In February 2024, Ameren Illinois and ATXI filed a request for a CCN, among other things, with the ICC related to the portion of the MISO long-range transmission projects that will be constructed within the ICC’s jurisdiction. A decision by the ICC is expected by mid-2025.
Federal
FERC Complaint Cases
Since November 2013, the allowed base ROE for FERC-regulated transmission rate base under the MISO tariff has been subject to customer complaint cases and has been changed by various FERC orders. In May 2020, the FERC issued an order, which set the allowed base ROE to 10.02% and required refunds, with interest, for the periods November 2013 to February 2015 and from late September 2016 forward. Ameren and Ameren Illinois paid these refunds, including interest, by March 31, 2022. In June and July 2020, Ameren Missouri, Ameren Illinois, and ATXI, as well as various customers, petitioned the United States Court of Appeals for the District of Columbia Circuit for review of the May 2020 order, challenging certain aspects of the new ROE methodology established. The petition filed by Ameren Missouri, Ameren Illinois, and ATXI challenged the refunds required for the period from September 2016 to May 2020. In August 2022, the court issued a ruling that granted the customers’ petition for review, vacated the FERC’s previous MISO ROE-determining orders, and remanded the proceedings to the FERC. The court elected not to rule on the issues raised by Ameren Missouri, Ameren Illinois, and ATXI. The currently allowed base ROE of 10.02% will remain effective for customer billings, but the transmission rates charged during previous periods and the currently effective rates may be subject to refund if the base ROE is changed by the FERC in a future order. The FERC is under no deadline to issue an order related to these proceedings. A 50-basis-point change in the FERC-allowed ROE would affect Ameren’s and Ameren Illinois’ annual revenue by an estimated $21 million and $15 million, respectively, based on each company’s 2024 projected rate base.

NOTE 3 – SHORT-TERM DEBT AND LIQUIDITY
The liquidity needs of the Ameren Companies are typically supported through the use of available cash, drawings under committed credit agreements, commercial paper issuances, and, in the case of Ameren Missouri and Ameren Illinois, short-term affiliate borrowings. See Note 4 – Short-term Debt and Liquidity under Part II, Item 8, in the Form 10-K for a description of our indebtedness provisions and other covenants as well as a description of money pool agreements.
Short-term Borrowings
The Missouri Credit Agreement and the Illinois Credit Agreement are available to support issuances under Ameren (parent)’s, Ameren Missouri’s, and Ameren Illinois’ commercial paper programs, respectively, subject to borrowing sublimits, and the issuance of letters of credit. As of March 31, 2024, based on commercial paper outstanding and letters of credit issued under the Credit Agreements, along with cash and cash equivalents, the net liquidity available to Ameren (parent), Ameren Missouri, and Ameren Illinois, collectively, was $1.8 billion. The Ameren Companies were in compliance with the covenants in their Credit Agreements as of March 31, 2024. As of March 31, 2024, the ratios of consolidated indebtedness to consolidated total capitalization, calculated in accordance with the provisions of the Credit Agreements, were 60%, 51%, and 45% for Ameren, Ameren Missouri, and Ameren Illinois, respectively.
The following table presents commercial paper outstanding, net of issuance discounts, as of March 31, 2024, and December 31, 2023. There were no borrowings outstanding under the Credit Agreements as of March 31, 2024, or December 31, 2023.

	March 31, 2024	December 31, 2023
Ameren (parent)	$—	$—
Ameren Missouri	444	170
Ameren Illinois	424	366
Ameren consolidated	$868	$536
The following table summarizes the activity and relevant interest rates for Ameren (parent)’s, Ameren Missouri’s, and Ameren Illinois’ commercial paper issuances and borrowings under the Credit Agreements in the aggregate for the three months ended March 31, 2024 and 2023:

	Ameren (parent)	Ameren Missouri	Ameren Illinois	Ameren Consolidated
2024
Average daily amount outstanding	$—	$135	$336	$471
Weighted-average interest rate	—%	5.53%	5.58%	5.57%
Peak amount outstanding during period(a)	$—	$444	$425	$869
Peak interest rate	—%	5.68%	5.68%	5.68%
2023
Average daily amount outstanding	$506	$436	$233	$1,175
Weighted-average interest rate	4.89%	4.86%	4.89%	4.88%
Peak amount outstanding during period(a)	$728	$592	$325	$1,381
Peak interest rate	5.55%	5.55%	5.60%	5.60%
(a)The timing of peak outstanding commercial paper issuances and borrowings under the Credit Agreements varies by company. Therefore, the sum of individual company peak amounts may not equal the Ameren consolidated peak amount for the period.
Money Pools
Ameren has money pool agreements with and among its subsidiaries to coordinate and provide for certain short-term cash and working capital requirements. The average interest rate for borrowings under the utility money pool for the three months ended March 31, 2024, was 5.32% (2023 – 4.80%). See Note 8 – Related-party Transactions for the amount of interest income and expense from the utility money pool agreements recorded by Ameren Missouri and Ameren Illinois for the three months ended March 31, 2024 and 2023.
NOTE 4 – LONG-TERM DEBT AND EQUITY FINANCINGS
Ameren
For the three months ended March 31, 2024, Ameren issued a total of 0.1 million shares of common stock, under its DRPlus and 401(k) plan, and received proceeds of $3 million. As of March 31, 2024, Ameren had a receivable of $7 million related to issuances of common stock under its DRPlus. In addition, in the first quarter of 2024, Ameren issued 0.2 million shares of common stock valued at $16 million upon the settlement of stock-based compensation awards.

There were no shares issued under the ATM program for the three months ended March 31, 2024. As of March 31, 2024, Ameren had approximately $770 million of common stock available for sale under the ATM program, which takes into account the forward sale agreements in effect as of March 31, 2024, discussed below.
The forward sale agreements outstanding as of March 31, 2024, can be settled at Ameren’s discretion on or prior to dates ranging from October 3, 2024 to February 28, 2025. On a settlement date or dates, if Ameren elects to physically settle a forward sale agreement, Ameren will issue shares of common stock to the counterparties at the then-applicable forward sale price. The initial forward sale price for the agreements ranged from $76.69 to $89.31, with an average initial forward sale price of $80.45. Each initial forward sale price is subject to adjustment based on a floating interest rate factor equal to the overnight bank funding rate less a spread of 75 basis points, and will be subject to decrease on certain dates specified in the forward sale agreements by specified amounts related to expected dividends on shares of the common stock during the term of the forward sale agreements. If the overnight bank funding rate is less than the spread on any day, the interest rate factor will result in a reduction of the forward sale price. The forward sale agreements will be physically settled unless Ameren elects to settle in cash or to net share settle. At March 31, 2024, Ameren could have settled the forward sale agreements with physical delivery of 2.9 million shares of common stock to the respective counterparties in exchange for cash of $231 million. Alternatively, the forward sale agreements could have also been settled at March 31, 2024, with the counterparties delivering approximately $20 million of cash or approximately 0.3 million shares of common stock to Ameren. In connection with the forward sale agreements outstanding at March 31, 2024, the various counterparties, or their affiliates, borrowed from third parties and sold 2.9 million shares of common stock. The gross sales price of these shares totaled $232 million. Ameren has not received any proceeds from such sales of borrowed shares. The forward sale agreements have been classified as equity transactions.
Ameren Missouri
In January 2024, Ameren Missouri issued $350 million of 5.25% first mortgage bonds due January 2054, with interest payable semiannually on January 15 and July 15 of each year, beginning July 15, 2024. Net proceeds from this issuance were used for capital expenditures and to repay short-term debt.
In April 2024, Ameren Missouri issued $500 million of 5.20% first mortgage bonds due April 2034, with interest payable semiannually on April 1 and October 1 of each year, beginning October 1, 2024. Net proceeds from this issuance were used for capital expenditures and to repay short-term debt.
In April 2024, $350 million principal amount of Ameren Missouri’s 3.50% senior secured notes matured and were repaid with cash on hand.
In April 2024, Ameren Missouri received capital contributions totaling $350 million from Ameren (parent).
Indenture Provisions and Other Covenants
See Note 5 – Long-term Debt and Equity Financings under Part II, Item 8, in the Form 10-K for a description of our indenture provisions and other covenants, as well as restrictions on the payment of dividends. At March 31, 2024, the Ameren Companies were in compliance with the provisions and covenants contained in their indentures and articles of incorporation, as applicable, and ATXI was in compliance with the provisions and covenants contained in its note purchase agreements.
Off-balance-sheet Arrangements
At March 31, 2024, none of the Ameren Companies had any material off-balance-sheet financing arrangements, other than their investment in variable interest entities and the multiple forward sale agreements under the ATM program relating to common stock. See Note 1 – Summary of Significant Accounting Policies for further detail concerning variable interest entities.

NOTE 5 – OTHER INCOME, NET
The following table presents the components of “Other Income, Net” in the Ameren Companies’ statements of income for the three months ended March 31, 2024 and 2023:

	Three Months
	2024	2023
Ameren:
Allowance for equity funds used during construction	$9	$9
Other interest income	8	8
Non-service cost components of net periodic benefit income(a)	76	64
Miscellaneous income	2	2
Earnings related to equity method investments	—	2
Donations	(2)	(2)
Miscellaneous expense	(4)	(5)
Total Other Income, Net	$89	$78
Ameren Missouri:
Allowance for equity funds used during construction	$9	$4
Other interest income	2	4
Non-service cost components of net periodic benefit income(a)	35	14
Miscellaneous income	1	1
Donations	(1)	(1)
Miscellaneous expense	(2)	(3)
Total Other Income, Net	$44	$19
Ameren Illinois:
Allowance for equity funds used during construction	$—	$4
Interest income	6	4
Non-service cost components of net periodic benefit income	27	31
Miscellaneous income	1	1
Donations	(1)	(1)
Miscellaneous expense	(2)	(2)
Total Other Income, Net	$31	$37
(a)For the three months ended March 31, 2024 and 2023, the non-service cost components of net periodic benefit income were adjusted by amounts deferred of $(9) million and $17 million, respectively, due to a regulatory tracking mechanism for the difference between the level of such costs incurred by Ameren Missouri under GAAP and the level of such costs included in rates. See Note 11 – Retirement Benefits for additional information.
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

If we determine that a contract meets the definition of a derivative and is not eligible for the NPNS exception, we review the contract to determine whether the resulting gains or losses qualify for regulatory deferral. Derivative contracts that qualify for regulatory deferral are recorded at fair value, with changes in fair value recorded as regulatory assets or liabilities in the period in which the change occurs. We believe derivative losses and gains deferred as regulatory assets and liabilities are probable of recovery, or refund, through future rates charged to customers. Regulatory assets and liabilities are amortized to operating income as related losses and gains are reflected in rates charged to customers. Therefore, gains and losses on these derivatives have no effect on operating income. As of March 31, 2024, and December 31, 2023, all contracts that met the definition of a derivative and were not eligible for the NPNS exception received regulatory deferral. The cash flows from our derivative financial instruments follow the cash flow classification of the hedged item.
The following table presents open gross commodity contract volumes by commodity type for derivative assets and liabilities as of March 31, 2024, and December 31, 2023. As of March 31, 2024, these contracts extended through October 2026, October 2029 and May 2032 for fuel oils, natural gas and power, respectively.

	Quantity (in millions)
	March 31, 2024			December 31, 2023
Commodity	Ameren Missouri	Ameren Illinois	Ameren	Ameren Missouri	Ameren Illinois	Ameren
Fuel oils (in gallons)	17	—	17	17	—	17
Natural gas (in mmbtu)	54	224	278	53	218	271
Power (in MWhs)	—	5	5	—	5	5
Uranium (pounds in thousands)	—	—	—	186	—	186
The following table presents the carrying value and balance sheet location of all derivative commodity contracts, none of which were designated as hedging instruments, as of March 31, 2024, and December 31, 2023:

		March 31, 2024			December 31, 2023
	Balance Sheet Location	Ameren Missouri	Ameren Illinois	Ameren	Ameren Missouri	Ameren Illinois	Ameren
Fuel oils	Other current assets	$2	$—	$2	$2	$—	$2
Natural gas	Other current assets	—	2	2	—	—	—
	Other assets	3	2	5	3	3	6
Power	Other current assets	2	—	2	5	—	5
Uranium	Other current assets	—	—	—	9	—	9
	Total assets	$7	$4	$11	$19	$3	$22
Fuel oils	Other current liabilities	$1	$—	$1	$1	$—	$1
	Other deferred credits and liabilities	—	—	—	1	—	1
Natural gas	Other current liabilities	11	43	54	12	45	57
	Other deferred credits and liabilities	8	28	36	10	30	40
Power	Other current liabilities	—	11	11	1	12	13
	Other deferred credits and liabilities	—	43	43	—	56	56
	Total liabilities	$20	$125	$145	$25	$143	$168
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

The following table provides the recognized gross derivative balances and the net amounts of those derivatives subject to an enforceable master netting arrangement or similar agreement as of March 31, 2024, and December 31, 2023:

		Gross Amounts Not Offset in the Balance Sheet
Commodity Contracts Eligible to be Offset	Gross Amounts Recognized in the Balance Sheet	Derivative Instruments	Cash Collateral Received/Posted(a)	Net Amount
March 31, 2024
Assets:
Ameren Missouri	$7	$5	$—	$2
Ameren Illinois	4	2	—	2
Ameren	$11	$7	$—	$4
Liabilities:
Ameren Missouri	$20	$5	$—	$15
Ameren Illinois	125	2	1	122
Ameren	$145	$7	$1	$137
December 31, 2023
Assets:
Ameren Missouri	$19	$6	$—	$13
Ameren Illinois	3	1	—	2
Ameren	$22	$7	$—	$15
Liabilities:
Ameren Missouri	$25	$6	$—	$19
Ameren Illinois	143	1	6	136
Ameren	$168	$7	$6	$155
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
Credit Risk
In determining our concentrations of credit risk related to derivative instruments, we review our individual counterparties and categorize each counterparty into groupings according to the primary business in which each engages. As of March 31, 2024, if counterparty groups were to fail completely to perform on contracts, the Ameren Companies’ maximum exposure related to derivative assets, predominantly from financial institutions, would have been immaterial with or without consideration of the application of master netting arrangements or similar agreements and collateral held.
Certain of our derivative instruments contain collateral provisions tied to the Ameren Companies’ credit ratings. If our credit ratings were downgraded below investment grade, or if a counterparty with reasonable grounds for uncertainty regarding our ability to satisfy an obligation requested adequate assurance of performance, additional collateral postings might be required. The additional collateral required is the net liability position allowed under master netting arrangements or similar agreements, assuming (1) the credit risk-related contingent features underlying these arrangements were triggered and (2) those counterparties with rights to do so requested collateral. The following table presents, as of March 31, 2024, the aggregate fair value of all derivative instruments with credit risk-related contingent features in a gross liability position, the cash collateral posted, and the aggregate amount of additional collateral that counterparties could require:

	Aggregate Fair Value of Derivative Liabilities(a)	Cash Collateral Posted	Potential Aggregate Amount of Additional Collateral Required(b)
Ameren Missouri	$20	$—	$15
Ameren Illinois	71	1	68
Ameren	$91	$1	$83
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

We consider nonperformance risk in our valuation of derivative instruments by analyzing our own credit standing and the credit standing of our counterparties, and by considering any credit enhancements (e.g., collateral). Included in our valuation, and based on current market conditions, is a valuation adjustment for counterparty default derived from market data such as the price of credit default swaps, bond yields, and credit ratings. No material gains or losses related to valuation adjustments for counterparty default risk were recorded at Ameren, Ameren Missouri, or Ameren Illinois in the three months ended March 31, 2024 or 2023. At March 31, 2024, and December 31, 2023, the counterparty default risk valuation adjustment related to derivative contracts was immaterial for Ameren, Ameren Missouri, and Ameren Illinois.
The following table sets forth, by level within the fair value hierarchy, our assets and liabilities measured at fair value on a recurring basis as of March 31, 2024, and December 31, 2023:

	March 31, 2024					December 31, 2023
	Level 1	Level 2	Level 3	Total		Level 1	Level 2	Level 3	Total
Assets:
Ameren Missouri
Derivative assets – commodity contracts:
Fuel oils	$2	$—	$—	$2		$2	$—	$—	$2
Natural gas	—	3	—	3		—	3	—	3
Power	—	—	2	2		—	—	5	5
Uranium	—	—	—	—		—	—	9	9
Total derivative assets – commodity contracts	$2	$3	$2	$7		$2	$3	$14	$19
Nuclear decommissioning trust fund:
Equity securities:
U.S. large capitalization	$868	$—	$—	$868		$787	$—	$—	$787
Debt securities:
U.S. Treasury and agency securities	—	145	—	145		—	150	—	150
Corporate bonds	—	139	—	139		—	136	—	136
Other	—	72	—	72		—	68	—	68
Total nuclear decommissioning trust fund	$868	$356	$—	$1,224	(a)	$787	$354	$—	$1,141	(a)
Total Ameren Missouri	$870	$359	$2	$1,231		$789	$357	$14	$1,160
Ameren Illinois
Derivative assets – commodity contracts:
Natural gas	$—	$1	$3	$4		$—	$1	$2	$3
Power	—	—	—	—		—	—	—	—
Total Ameren Illinois	$—	$1	$3	$4		$—	$1	$2	$3
Ameren
Derivative assets – commodity contracts(b)	$2	$4	$5	$11		$2	$4	$16	$22
Nuclear decommissioning trust fund(c)	868	356	—	1,224	(a)	787	354	—	1,141	(a)
Total Ameren	$870	$360	$5	$1,235		$789	$358	$16	$1,163
Liabilities:
Ameren Missouri
Derivative liabilities – commodity contracts:
Fuel oils	$1	$—	$—	$1		$2	$—	$—	$2
Natural gas	—	18	1	19		—	19	3	22
Power	—	—	—	—		—	—	1	1
Total Ameren Missouri	$1	$18	$1	$20		$2	$19	$4	$25
Ameren Illinois
Derivative liabilities – commodity contracts:
Natural gas	$2	$61	$8	$71		$4	$60	$11	$75
Power	—	—	54	54		—	—	68	68
Total Ameren Illinois	$2	$61	$62	$125		$4	$60	$79	$143
Ameren
Derivative liabilities – commodity contracts(b)	$3	$79	$63	$145		$6	$79	$83	$168
(a)Balance excludes $8 million and $9 million of cash and cash equivalents, receivables, payables, and accrued income, net, for March 31, 2024, and December 31, 2023, respectively.
(b)See the Ameren Missouri and Ameren Illinois sections of the table for a breakout of the fair value of Ameren’s derivative assets and liabilities by type of commodity.
(c)See the Ameren Missouri section of the table for a breakout of the fair value of Ameren’s nuclear decommissioning trust fund by investment type.

Level 3 fuel oils, natural gas, and uranium derivative contract assets and liabilities measured at fair value on a recurring basis were immaterial for all periods presented. The following table presents the fair value reconciliation of Level 3 power derivative contract assets and liabilities measured at fair value on a recurring basis for the three months ended March 31, 2024 and 2023:

	2024			2023
	Ameren Missouri	Ameren Illinois	Ameren	Ameren Missouri	Ameren Illinois	Ameren
For the three months ended March 31:
Beginning balance at January 1	$4	$(68)	$(64)	$12	$(33)	$(21)
Realized and unrealized gains/(losses) included in regulatory assets/liabilities	(1)	10	9	(6)	(20)	(26)
Settlements	(1)	4	3	(1)	1	—
Ending balance at March 31	$2	$(54)	$(52)	$5	$(52)	$(47)
Change in unrealized gains/(losses) related to assets/liabilities held at March 31	$—	$11	$11	$(2)	$(18)	$(20)
All gains or losses related to our Level 3 derivative commodity contracts are expected to be recovered or returned through customer rates; therefore, there is no impact to either net income or other comprehensive income resulting from changes in the fair value of these instruments.
The following table describes the valuation techniques and significant unobservable inputs utilized for the fair value of our Level 3 power derivative contract assets and liabilities as of March 31, 2024, and December 31, 2023:

		Fair Value					Weighted Average(b)
	Commodity	Assets	Liabilities	Valuation Technique(s)	Unobservable Input(a)	Range
2024	Power(c)	$2	$(54)	Discounted cash flow	Average forward peak and off-peak pricing – forwards/swaps ($/MWh)	22 – 68	45
					Nodal basis ($/MWh)	(8) – (2)	(5)
2023	Power(c)	$5	$(69)	Discounted cash flow	Average forward peak and off-peak pricing – forwards/swaps ($/MWh)	31 – 65	43
					Nodal basis ($/MWh)	(8) – (1)	(5)
(a)Generally, significant increases (decreases) in these inputs in isolation would result in a significantly higher (lower) fair value measurement.
(b)Unobservable inputs were weighted by relative fair value.
(c)Valuations use visible forward prices adjusted for nodal-to-hub basis differentials.
The following table sets forth the carrying amount and, by level within the fair value hierarchy, the fair value of long-term debt (including current portion) disclosed, but not recorded, at fair value as of March 31, 2024, and December 31, 2023:

Long-Term Debt (Including Current Portion):	Carrying Amount(a)	Fair Value
		Level 2	Level 3		Total
	March 31, 2024
Ameren	16,316	14,258	453	(b)	14,711
Ameren Missouri	6,686	5,923	—		5,923
Ameren Illinois	5,233	4,668	—		4,668
	December 31, 2023
Ameren	15,970	14,366	467	(b)	14,833
Ameren Missouri	6,341	5,800	—		5,800
Ameren Illinois	5,232	4,867	—		4,867
(a)Included unamortized debt issuance costs, which were excluded from the fair value measurement, of $114 million, $48 million, and $46 million for Ameren, Ameren Missouri, and Ameren Illinois, respectively, as of March 31, 2024. Included unamortized debt issuance costs, which were excluded from the fair value measurement, of $111 million, $45 million, and $47 million for Ameren, Ameren Missouri, and Ameren Illinois, respectively, as of December 31, 2023.
(b)The Level 3 fair value amount consists of ATXI’s senior unsecured notes.
The Ameren Companies’ carrying amounts of cash, cash equivalents, and restricted cash approximate fair value and are considered Level 1 in the fair value hierarchy. The Ameren Companies’ short-term borrowings approximate fair value because of the short-term nature of these instruments and are considered Level 2 in the fair value hierarchy.
NOTE 8 – RELATED-PARTY TRANSACTIONS
In the ordinary course of business, Ameren Missouri and Ameren Illinois have engaged in, and may in the future engage in, affiliate transactions. These transactions primarily consist of natural gas and power purchases and sales, services received or rendered, and borrowings and lendings. Transactions between Ameren’s subsidiaries are reported as affiliate transactions on their individual financial statements, but those transactions are eliminated in consolidation for Ameren’s consolidated financial statements. For a discussion of material related-party agreements and money pool agreements, see Note 13 – Related-party Transactions and Note 4 – Short-term Debt and Liquidity under Part II, Item 8, of the Form 10-K.
Support Services Agreements
Ameren Missouri and Ameren Illinois had long-term receivables included in “Other assets” from Ameren Services of $28 million and $31 million, respectively, as of March 31, 2024, and $31 million and $34 million, respectively, as of December 31, 2023, related to Ameren Services’ allocated portion of Ameren’s pension and postretirement benefit plans.
In December 2023, ATXI placed in service a transmission operations control center. Rental revenues received by ATXI from Ameren Services associated with this facility are affiliate transactions and are eliminated in consolidation for Ameren’s consolidated financial statements. Ameren Services’ rental expenses incurred are subsequently allocated to Ameren Missouri and Ameren Illinois as part of the Ameren Services support agreement.
Tax Allocation Agreement
See Note 1 – Summary of Significant Accounting Policies under Part II, Item 8, of the Form 10-K for a discussion of the tax allocation agreement. The following table presents the affiliate balances related to income taxes for Ameren Missouri and Ameren Illinois as of March 31, 2024, and December 31, 2023:

	March 31, 2024		December 31, 2023
	Ameren Missouri	Ameren Illinois	Ameren Missouri	Ameren Illinois
Income taxes payable to parent(a)	$—	$43	$—	$2
Income taxes receivable from parent(b)	32	—	56	22
(a)Included in “Accounts payable – affiliates” on the balance sheet.
(b)Included in “Accounts receivable – affiliates” on the balance sheet.
Effects of Related-party Transactions on the Statement of Income
The following table presents the impact on Ameren Missouri and Ameren Illinois of related-party transactions for the three months ended March 31, 2024 and 2023:

				Three Months
Agreement	Income Statement Line Item			Ameren Missouri		Ameren Illinois
Ameren Missouri power supply	Operating Revenues	2024	$	(b)	$	(a)
agreements with Ameren Illinois		2023		(b)		(a)
Ameren Missouri and Ameren Illinois	Operating Revenues	2024		$7	$	(b)
rent and facility services		2023		10		(b)
Ameren Missouri and Ameren Illinois miscellaneous	Operating Revenues	2024	$	(b)		$1
support services		2023		(b)		(b)
Total Operating Revenues		2024		$7		$1
		2023		10		(b)
Ameren Illinois power supply	Purchased Power	2024	$	(a)	$	(b)
agreements with Ameren Missouri		2023		(a)		(b)
Ameren Missouri and Ameren Illinois	Purchased Power	2024		$2	$	(b)
transmission services from ATXI		2023		(b)		(b)
Total Purchased Power		2024		$2	$	(b)
		2023		(b)		(b)
Ameren Missouri and Ameren Illinois	Other Operations and Maintenance	2024	$	(b)	$	(b)
rent and facility services		2023		(b)		2
Ameren Services support services	Other Operations and Maintenance	2024		$38		$37
agreement		2023		35		35
Total Other Operations and		2024		$38		$37
Maintenance		2023		35		37
Money pool interest	(Interest Charges)/Other Income, Net	2024		$(3)		$(2)
		2023		(b)		(b)
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
Additionally, Ameren Missouri’s wind generation facilities may be subject to operating restrictions to limit the impact on protected species. Since 2021, Ameren Missouri’s High Prairie Renewable Energy Center curtailed nighttime operations from April through October to limit impacts on protected species during the critical biological season. Seasonal nighttime curtailment began again in April 2024, but the extent and duration of the curtailment is currently unknown as assessment of mitigation technologies is ongoing. Ameren Missouri does not anticipate these operating curtailments will have a material impact on its results of operations, financial position, or liquidity.
Ameren and Ameren Missouri estimate that they will need to make capital expenditures of $90 million to $120 million from 2024 through 2028 in order to comply with environmental regulations in place prior to the EPA’s final rules on CO2 emissions, MATS, effluent limitations guidelines, and CCR management issued in April 2024 and discussed below. Additional capital expenditures for environmental controls beyond 2028 could be required. This estimate of capital expenditures includes surface impoundment closure and corrective action measures required by the CCR Rule and modifications to cooling water intake structures at existing power plants under Clean Water Act rules, all of which are discussed below. In addition to planned retirements of coal-fired energy centers as set forth in the 2023 IRP filed with the MoPSC in September 2023 and as noted below with respect to the NSR and Clean Air Act litigation and Illinois emissions standards discussed in Note 14 – Commitments and Contingencies under Part II, Item 8, of the Form 10-K, Ameren Missouri’s current plan for compliance with existing air emission regulations includes burning low-sulfur coal and installing new or optimizing existing air pollution control equipment. The actual amount of capital expenditures required to comply with existing environmental regulations may vary substantially from the above estimates because of uncertainty as to future permitting requirements by state regulators and the EPA, revisions to regulatory obligations, and varying cost of potential compliance strategies, among other things.
The following sections describe the more significant environmental statutes and regulations and environmental enforcement and remediation matters that affect or could affect our operations. The EPA periodically amends and revises its regulations and proposes amendments to regulations and guidelines, which could ultimately result in the revision of all or part of such regulations.

Clean Air Act
Federal and state laws, including the CSAPR, regulate emissions of SO2 and NOx through the reduction of emissions at their source and the use and retirement of emission allowances. In April 2022, the EPA proposed plans for additional NOx emission reductions from power plants in Missouri, Illinois, and other states through revisions to the CSAPR. In January 2023, the EPA issued its final disapproval of Missouri’s proposed state implementation plan for addressing the transport of ozone under the Good Neighbor Plan of the Clean Air Act. The disapproval of the state plan allows the EPA to implement revisions to the CSAPR through a federal implementation plan. In March 2023, the EPA announced federal implementation plan requirements, which were subsequently published to the Federal Register in June 2023, reducing the amount of NOx allowances available for state budgets and imposing NOx emission limits on electric generating units for Missouri, Illinois, and other states under the Good Neighbor Plan of the Clean Air Act. In April 2023, the Missouri Attorney General and Ameren Missouri separately filed lawsuits in the United States Court of Appeals for the Eighth Circuit challenging the EPA’s disapproval of the Missouri state plan and sought a stay of the EPA’s disapproval of the Missouri state plan. The United States Court of Appeals for the Eighth Circuit in May 2023 granted those stay motions thereby preventing the EPA from imposing the federal implementation plan until the court of appeals issues a ruling. In December 2023, the United States Supreme Court agreed to hear challenges to the Good Neighbor Plan and heard oral argument in February 2024, with a decision expected by June 2024. Ameren Missouri complies with the current CSAPR requirements by minimizing emissions through the use of low-sulfur coal, operation of two scrubbers at its Sioux Energy Center, and optimization of existing NOx air pollution control equipment. Reducing the amount of state budget NOx allowances for compliance with NOx emission limits could result in additional controls being required on Ameren Missouri’s generating units and/or the reduction of operations. Any additional costs for compliance are expected to be recovered from customers, subject to MoPSC prudence review, through the FAC or higher base rates.
CO2 Emissions Standards
In June 2022, the United States Supreme Court issued its decision in West Virginia v. EPA, clarifying that there are limits on how the EPA may regulate greenhouse gases absent further direction from the United States Congress. The court concluded that the EPA’s proposed rules were designed to shift generation from fossil-fuel-fired power plants to renewable energy facilities, which was improper absent specific congressional authorization. In April 2024, the EPA issued a final rule that sets CO2 emission standards for existing coal-fired and new natural gas-fired power plants. The rule requires the adoption of carbon capture technology and/or natural gas co-firing for coal-fired power plants and carbon capture technology for new natural gas-fired power plants as a means to reduce CO2 emissions. Certain affected power plants are required to comply with the rule through a phased-in approach or retire. Legal challenges to the final rule are expected. Ameren and Ameren Missouri are assessing the impacts of the final rule and, at this time, cannot predict the impacts on their results of operations, financial position, and liquidity.
MATS
In April 2024, the EPA revised the MATS by establishing a more stringent standard for emissions of particulate matter, requiring the use of continuous emissions monitoring systems. Ameren and Ameren Missouri are assessing the impacts of the revised rule and, at this time, cannot predict the impacts on their results of operations, financial position, and liquidity.
NSR and Clean Air Act Litigation
In January 2011, the United States Department of Justice, on behalf of the EPA, filed a complaint against Ameren Missouri in the United States District Court for the Eastern District of Missouri alleging that projects performed in 2007 and 2010 at the coal-fired Rush Island Energy Center violated provisions of the Clean Air Act and Missouri law. In January 2017, the district court issued a liability ruling against Ameren Missouri and, in September 2019, entered a remedy order that required Ameren Missouri to install a flue gas desulfurization system at the Rush Island Energy Center and a dry sorbent injection system at the Labadie Energy Center. Following an appeal from Ameren Missouri, in August 2021, the United States Court of Appeals for the Eighth Circuit affirmed the liability ruling and the district court’s remedy order as it related to the installation of a flue gas desulfurization system at the Rush Island Energy Center, but reversed the order as it related to the installation of a dry sorbent injection system at the Labadie Energy Center. In September 2023, the district court granted Ameren Missouri’s request to modify the remedy order to allow the retirement of the Rush Island Energy Center in advance of its previously expected retirement date of 2039 in lieu of installing a flue gas desulfurization system. In its amended remedy order, the district court established an October 15, 2024 retirement date to allow for the completion of various transmission reliability projects and, in the interim, authorized Ameren Missouri to operate the energy center only as needed and as directed by the MISO. The United States Department of Justice is seeking an order from the district court providing for additional mitigation relief related to prior emissions. Ameren Missouri contends that the retirement of the Rush Island Energy Center, which eliminates all future emissions from the energy center, mitigates claims relating to prior emissions. In March 2024, the district court ordered Ameren Missouri and the United States Department of Justice to file proposed draft orders outlining additional mitigation relief. In May 2024, Ameren Missouri filed a proposed draft order that includes retiring the Rush Island Energy Center, a program to provide electric buses and charging stations to schools in the metro St. Louis area, a program to provide air filters to eligible Ameren Missouri electric residential customers, and the retirement of SO2 allowances. Excluding the accelerated retirement of the Rush

Island Energy Center, these programs are estimated to cost approximately $20 million. Also in May 2024, the United States Department of Justice filed a proposed draft order that includes a program to provide electric buses and charging stations to schools in the metro St. Louis area and a program to provide air filters to eligible Ameren Missouri electric residential customers. These programs include a significantly greater number of buses, charging stations, and air filters than Ameren Missouri’s proposal and the United States Department of Justice estimates these programs would cost approximately $120 million. As of March 31, 2024, Ameren and Ameren Missouri recorded a $20 million liability in “Other current liabilities” on its consolidated balance sheet related to the cost of potential additional mitigation, which represents the estimated minimum liability, as no other amount within the range was a better estimate. The district court is expected to hold a hearing in mid-2024 and an order is expected in the second half of 2024. Depending on the scope and basis of the order, Ameren Missouri or the United States Department of Justice could appeal any additional mitigation relief ordered.
The MISO designated the Rush Island Energy Center as a system support resource in 2022 and concluded that certain reliability mitigation measures, including transmission upgrades, should occur before the energy center is retired. The Rush Island Energy Center began operating as a system support resource on September 1, 2022. In 2023, the MISO extended the system support resource designation through August 2024, and in September 2023, an agreement between Ameren Missouri and the MISO was approved by the FERC that results in the Rush Island Energy Center only operating during peak demand times and emergencies. The system support resource designation and the related agreement are subject to annual renewal and revision. Construction activities are underway for the transmission upgrades approved by the MISO, with the majority of the upgrades expected to be completed in the fall of 2024. Ameren Missouri expects to complete the last of the upgrades by mid-2025. In addition, the FERC approved a settlement agreement for Ameren Missouri’s request for recovery of non-energy costs under the related MISO tariff between Ameren Missouri and certain intervenors, which provided for recovery of substantially all of Ameren Missouri’s requested non-energy costs through August 2024. Revenues and costs under the MISO tariff are included in the FAC. Related to this matter, in February 2022, the MoPSC issued an order directing the MoPSC staff to review the planned accelerated retirement of the Rush Island Energy Center. See Note 2 – Rate and Regulatory Matters Part II, Item 8, of the Form 10-K for additional information.
In connection with the accelerated retirement of the Rush Island Energy Center, Ameren Missouri is seeking approval from the MoPSC to finance the costs associated with the retirement, including the remaining unrecovered net plant balance associated with the facility, through the issuance of securitized utility tariff bonds pursuant to Missouri’s securitization statute. Costs associated with the retirement would exclude any additional mitigation relief ordered in the NSR and Clean Air Act litigation discussed above. See Note 2 – Rate and Regulatory Matters for additional information. As of March 31, 2024, the Rush Island Energy Center had a net plant balance of $520 million included in plant to be abandoned, net, within “Property, Plant, and Equipment, Net”. See Note 1 – Summary of Significant Accounting Policies under Part II, Item 8, of the Form 10-K for additional information regarding plant to be abandoned, net.
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
In 2015, the EPA issued a rule to revise the effluent limitation guidelines applicable to steam electric generating units. These guidelines established national standards for water discharges, prohibit effluent discharges of certain waste streams, and impose more stringent limitations on certain water discharges from power plants by 2025. To comply with these guidelines, Ameren Missouri installed dry ash handling systems and wastewater treatment facilities at its coal-fired energy centers. In April 2024, the EPA issued new effluent limitation guidelines that established a zero discharge limit for flue gas desulfurization wastewater, bottom ash transport water, and combustion residual leachate. Ameren and Ameren Missouri are assessing the impacts of these new guidelines and, at this time, cannot predict the impacts on their results of operations, financial position, and liquidity.
CCR Management
The EPA’s CCR Rule establishes requirements for the management and disposal of CCR from coal-fired power plants and has resulted in the closure of surface impoundments at Ameren Missouri’s energy centers, with closures of surface impoundments in process at its Sioux Energy Center and retired Meramec Energy Center. Ameren Missouri plans to substantially complete the closures of remaining surface impoundments by the end of 2026. Ameren Missouri’s CCR management compliance plan includes installation of groundwater monitoring equipment and groundwater treatment facilities. Ameren and Ameren Missouri have AROs of $40 million recorded on their respective balance sheets as of March 31, 2024, associated with CCR storage facilities. In April 2024, the EPA revised the CCR Rule to impose groundwater monitoring, and corrective action, closure, and post-closure requirements on certain active and inactive CCR surface impoundments. Ameren and Ameren Missouri are assessing the impacts of this rule revision and, at this time, cannot predict the impacts on their results of operations, financial position, and liquidity.
Remediation
The Ameren Companies are involved in a number of remediation actions to clean up sites impacted by the use or disposal of materials containing hazardous substances. Federal and state laws can require responsible parties to fund remediation regardless of their degree of fault, the legality of original disposal, or the ownership of a disposal site.
As of March 31, 2024, Ameren Illinois has remediated the majority of the 44 former MGP sites in Illinois with an estimated remaining obligation primarily related to three of these former MGP sites at $46 million to $96 million. Ameren and Ameren Illinois recorded a liability of $46 million to represent the estimated minimum obligation for these sites, as no other amount within the range was a better estimate. Ameren cannot estimate the completion date of the estimated remaining obligation due to site accessibility, among other things.
The scope of the remediation activities at these former MGP sites may increase as remediation efforts continue. Considerable uncertainty remains in these estimates because many site-specific factors can influence the actual costs, including unanticipated underground structures, the degree to which groundwater is impacted, regulatory changes, local ordinances, and site accessibility. The actual costs and timing of completion may vary substantially from these estimates.
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
NOTE 10 – CALLAWAY ENERGY CENTER
See Note 9 – Callaway Energy Center under Part II, Item 8, of the Form 10-K for information regarding spent nuclear fuel recovery, recovery of decommissioning costs, and the nuclear decommissioning trust fund. The fair value of the trust fund for Ameren Missouri’s Callaway Energy Center is reported as “Nuclear decommissioning trust fund” in Ameren’s and Ameren Missouri’s balance sheets. This amount is legally restricted and may be used only to fund the costs of nuclear decommissioning. Changes in the fair value of the trust fund are recorded as an increase or decrease to the nuclear decommissioning trust fund, with an offsetting adjustment to the related regulatory liability. Ameren and Ameren Missouri have recorded an ARO for the Callaway Energy Center decommissioning costs at fair value, which represents the present value of estimated future cash outflows. Annual decommissioning costs of $7 million are included in the costs used to establish electric rates for Ameren Missouri’s customers. Every three years, the MoPSC requires Ameren Missouri to file an updated cost study and funding analysis for decommissioning its Callaway Energy Center. An updated cost study and funding analysis was filed with the MoPSC in December 2023 and is reflected within the ARO. Ameren Missouri’s filing supported no change in electric service rates for decommissioning costs. There is no deadline by which the MoPSC must issue an order regarding the filing. See Note 13 – Supplemental Information for more information on Ameren Missouri’s AROs.
Insurance
The following table presents insurance coverage at Ameren Missouri’s Callaway Energy Center at April 1, 2024:

Type and Source of Coverage	Most Recent Renewal Date	Maximum Coverages		Maximum Assessments for Single Incidents
Public liability and nuclear worker liability:
American Nuclear Insurers	January 1, 2024	$500		$—
Pool participation	(a)	15,763	(a)	166	(b)
		$16,263	(c)	$166
Property damage:
NEIL and EMANI	April 1, 2024	$3,200	(d)	$28	(e)
Accidental outage:
NEIL	April 1, 2024	$490	(f)	$11	(e)
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
(d)NEIL provides $2.7 billion in property damage, stabilization, decontamination, and premature decommissioning insurance for radiation events and $0.7 billion in property damage insurance for nonradiation events. EMANI provides $490 million in property damage insurance for both radiation and nonradiation events.
(e)All NEIL-insured plants could be subject to assessments should losses exceed the accumulated funds from NEIL.
(f)Accidental outage insurance provides for lost sales in the event of a prolonged accidental outage. Weekly indemnity up to $4.5 million for 52 weeks, which commences after the first 12 weeks of an outage, plus up to $3.6 million per week for a minimum of 71 weeks thereafter for a total not exceeding the policy limit of $490 million. Nonradiation events are limited to $291 million.
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
NOTE 11 – RETIREMENT BENEFITS
The following table presents the components of the net periodic benefit cost (income) incurred for Ameren’s pension and postretirement benefit plans for the three months ended March 31, 2024 and 2023:

	Pension Benefits		Postretirement Benefits
	Three Months		Three Months
	2024	2023	2024	2023
Service cost(a)	$21	$23	$3	$3
Non-service cost components:
Interest cost	55	55	11	11
Expected return on plan assets(b)	(82)	(83)	(23)	(23)
Amortization of(b):
Prior service benefit	—	—	(1)	(1)
Actuarial (gain)	(17)	(29)	(10)	(11)
Total non-service cost components(c)	$(44)	$(57)	$(23)	$(24)
Net periodic benefit income(d)	$(23)	$(34)	$(20)	$(21)
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

Ameren Missouri and Ameren Illinois are responsible for their respective share of Ameren’s pension and other postretirement costs. The following table presents the respective share of net periodic pension and other postretirement benefit costs (income) incurred for the three months ended March 31, 2024 and 2023:

	Pension Benefits		Postretirement Benefits
	Three Months		Three Months
	2024	2023	2024	2023
Ameren Missouri(a)	$(12)	$(18)	$(7)	$(8)
Ameren Illinois	(9)	(14)	(13)	(13)
Other	(2)	(2)	—	—
Ameren(a)	$(23)	$(34)	$(20)	$(21)
(a)Does not include the impact of the tracker for the difference between the level of pension and postretirement benefit costs (income) incurred by Ameren Missouri under GAAP and the level of such costs included in rates.
NOTE 12 – INCOME TAXES
The following table presents a reconciliation of the federal statutory corporate income tax rate to the effective income tax rate for the three months ended March 31, 2024 and 2023:

	Ameren		Ameren Missouri		Ameren Illinois
	2024	2023	2024	2023	2024	2023
Three Months
Federal statutory corporate income tax rate	21%	21%	21%	21%	21%	21%
Increases (decreases) from:
Amortization of excess deferred taxes(a)	(8)	(8)	(12)	(16)	(4)	(2)
Renewable and other tax credits(b)	(4)	(5)	(8)	(10)	—	—
State tax	6	6	4	4	7	7
Stock-based compensation	1	(1)	—	—	—	—
Other depreciation differences	(1)	—	(1)	—	—	—
Other permanent items	(1)	(1)	—	(3)	—	(1)
Effective income tax rate	14%	12%	4%	(4)%	24%	25%
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
NOTE 13 – SUPPLEMENTAL INFORMATION
Cash, Cash Equivalents, and Restricted Cash
The following table provides a reconciliation of cash, cash equivalents, and restricted cash reported within the balance sheets and the statements of cash flows at March 31, 2024, and December 31, 2023:

	March 31, 2024			December 31, 2023
	Ameren	Ameren Missouri	Ameren Illinois	Ameren	Ameren Missouri	Ameren Illinois
“Cash and cash equivalents”	$85	$2	$—	$25	$—	$—
Restricted cash included in “Other current assets”	13	5	6	13	5	5
Restricted cash included in “Other assets”	248	—	248	229	—	229
Restricted cash included in “Nuclear decommissioning trust fund”	9	9	—	5	5	—
Total cash, cash equivalents, and restricted cash	$355	$16	$254	$272	$10	$234
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

Accounts Receivable
“Accounts receivable – trade” on Ameren’s and Ameren Illinois’ balance sheets include certain receivables purchased at a discount from alternative retail electric suppliers that elect to participate in the utility consolidated billing program. At March 31, 2024, and December 31, 2023, “Other current liabilities” on Ameren’s and Ameren Illinois’ balance sheets included payables for purchased receivables of $43 million and $42 million, respectively.
The following table provides a reconciliation of the beginning and ending amount of the allowance for doubtful accounts for the three months ended March 31, 2024 and 2023:

	Three Months
	2024	2023
Ameren:
Beginning of period	$30	$31
Bad debt expense	10	10
Charged to other accounts(a)	3	—
Net write-offs	(6)	(7)
End of period	$37	$34
Ameren Missouri:
Beginning of period	$12	$13
Bad debt expense	1	2
Net write-offs	(2)	(3)
End of period	$11	$12
Ameren Illinois:(b)
Beginning of period	$18	$18
Bad debt expense	9	8
Charged to other accounts(a)	3	—
Net write-offs	(4)	(4)
End of period	$26	$22
(a)Amounts associated with the allowance for doubtful accounts related to receivables purchased by Ameren Illinois from alternative retail electric suppliers, as required by the Illinois Public Utilities Act.
(b)Ameren Illinois has rate-adjustment mechanisms that allow it to recover the difference between its actual net bad debt write-offs under GAAP, including those associated with receivables purchased from alternative retail electric suppliers, and the amount of net bad debt write-offs included in its base rates. The table above does not include the impact related to the riders.
Supplemental Cash Flow Information
The following table provides noncash financing and investing activity excluded from the statements of cash flows for the three months ended March 31, 2024 and 2023:

	March 31, 2024			March 31, 2023
	Ameren	Ameren Missouri	Ameren Illinois	Ameren	Ameren Missouri	Ameren Illinois
Investing:
Accrued capital expenditures, including nuclear fuel expenditures	$310	$169	$122	$298	$153	$138
Net realized and unrealized gain – nuclear decommissioning trust fund	74	74	—	54	54	—
Return of investment in industrial development revenue bonds(a)	—	—	—	240	240	—
Financing:
Issuance of common stock for stock-based compensation	$16	$—	$—	$37	$—	$—
Issuance of common stock under the DRPlus	7	—	—	7	—	—
Termination of a financing obligation(a)	—	—	—	240	240	—
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

Asset Retirement Obligations
The following table provides a reconciliation of the beginning and ending carrying amount of AROs for the three months ended March 31, 2024:

	Ameren Missouri		Ameren Illinois		Ameren
Balance at December 31, 2023	$787	(a)	$4	(b)	$791	(a)
Liabilities settled	—		(1)		(1)
Accretion	8	(c)	—		8	(c)
Balance at March 31, 2024	$795	(a)	$3	(b)	$798	(a)
(a)Balance included $19 million in “Other current liabilities” on the balance sheet as of both March 31, 2024, and December 31, 2023.
(b)Included in “Other deferred credits and liabilities” on the balance sheet.
(c)Accretion expense attributable to Ameren Missouri was recorded as a decrease to regulatory liabilities.
Stock-based Compensation
In the first quarter of 2024, Ameren granted 359,133 performance share units with a grant date fair value of $21 million and 153,887 restricted share units with a grant date fair value of $11 million. Awards vest approximately 3 years after the grant date based on continued employment or on a pro-rata basis upon death or eligible retirement. The performance share units vest based on the achievement of certain specified market performance measures (307,816 performance share units) or clean energy transition targets (51,317 performance share units). The exact number of shares issued pursuant to a performance share unit varies from 0% to 200% of the target award, depending on actual company performance relative to the performance goals.
For the three months ended March 31, 2024 and 2023, excess tax benefits (deficiencies) associated with the settlement of stock-based compensation awards increased income tax expense by $1 million and reduced income tax expense by $6 million, respectively.
Deferred Compensation
At March 31, 2024, and December 31, 2023, the present value of benefits to be paid for deferred compensation obligations was $87 million and $85 million, respectively, which was primarily reflected in “Other deferred credits and liabilities” on Ameren’s consolidated balance sheet.
Operating Revenues
As of March 31, 2024 and 2023, our remaining performance obligations for contracts with a term greater than one year were immaterial. The Ameren Companies elected not to disclose the aggregate amount of the transaction price allocated to the performance obligations that are unsatisfied as of the end of the reporting period for contracts with an initial expected term of one year or less.
See Note 14 – Segment Information for disaggregated revenue information.
Excise Taxes
Ameren Missouri and Ameren Illinois collect from their customers excise taxes, including municipal and state excise taxes and gross receipts taxes that are levied on the sale or distribution of natural gas and electricity. The following table presents the excise taxes recorded on a gross basis in “Operating Revenues – Electric,” “Operating Revenues – Natural gas” and “Operating Expenses – Taxes other than income taxes” on the statements of income for the three months ended March 31, 2024 and 2023:

	Three Months
	2024	2023
Ameren Missouri	$35	$34
Ameren Illinois	37	37
Ameren	$72	$71

Earnings per Share
The following table reconciles the basic weighted-average number of common shares outstanding to the diluted weighted-average number of common shares outstanding for the three months ended March 31, 2024 and 2023:

	Three Months
	2024	2023
Weighted-average Common Shares Outstanding – Basic	266.4	262.2
Assumed settlement of performance share units and restricted stock units	0.4	0.9
Weighted-average Common Shares Outstanding – Diluted(a)	266.8	263.1
(a)There was an immaterial number of anti-dilutive performance share units excluded from the earnings per diluted share calculations for the three months ended March 31, 2024 and 2023. The outstanding forward sale agreements as of March 31, 2024 and 2023, were anti-dilutive for the three months ended March 31, 2024 and 2023, and were excluded from the earnings per diluted share calculation as calculated using the treasury stock method. For additional information about our outstanding forward sale agreements, see Note 4 – Long-term Debt and Equity Financings.
NOTE 14 – SEGMENT INFORMATION
The following tables present revenues, net income attributable to common shareholders, and capital expenditures by segment at Ameren and Ameren Illinois for the three months ended March 31, 2024 and 2023. Ameren, Ameren Missouri, and Ameren Illinois management review segment capital expenditure information rather than any individual or total asset amount. For additional information about our segments, see Note 16 – Segment Information under Part II, Item 8, of the Form 10-K.
Ameren

	Ameren Missouri	Ameren Illinois Electric Distribution	Ameren Illinois Natural Gas	Ameren Transmission		Other	Intersegment Eliminations	Ameren
Three Months 2024:
External revenues	$768	$506	$391	$151		$—	$—	$1,816
Intersegment revenues	7	—	—	34		—	(41)	—
Net income attributable to Ameren common shareholders	25	56	106	72	(a)	2	—	261
Capital expenditures	466	184	60	166		2	12	890
Three Months 2023:
External revenues	$913	$624	$391	$134		$—	$—	$2,062
Intersegment revenues	10	—	—	29		—	(39)	—
Net income attributable to Ameren common shareholders	28	61	87	71	(a)	17	—	264
Capital expenditures	481	170	51	213		3	13	931
(a)Ameren Transmission earnings reflect an allocation of financing costs from Ameren (parent).
Ameren Illinois

	Ameren Illinois Electric Distribution	Ameren Illinois Natural Gas	Ameren Illinois Transmission	Intersegment Eliminations	Ameren Illinois
Three Months 2024:
External revenues	$506	$391	$103	$—	$1,000
Intersegment revenues	—	—	28	(28)	—
Net income available to common shareholder	56	106	53	—	215
Capital expenditures	184	60	129	—	373
Three Months 2023:
External revenues	$624	$391	$86	$—	$1,101
Intersegment revenues	—	—	28	(28)	—
Net income available to common shareholder	61	87	50	—	198
Capital expenditures	170	51	186	—	407

The following tables present disaggregated revenues by segment at Ameren and Ameren Illinois for the three months ended March 31, 2024 and 2023. Economic factors affect the nature, timing, amount, and uncertainty of revenues and cash flows in a similar manner across customer classes. Revenues from alternative revenue programs have a similar distribution among customer classes as revenues from contracts with customers. Other revenues not associated with contracts with customers are presented in the Other customer classification, along with electric transmission, off-system sales, and capacity revenues.
Ameren

	Ameren Missouri	Ameren Illinois Electric Distribution		Ameren Illinois Natural Gas	Ameren Transmission	Intersegment Eliminations	Ameren
Three Months 2024:
Residential	$341	$297		$—	$—	$—	$638
Commercial	259	165		—	—	—	424
Industrial	61	45		—	—	—	106
Other	53	(1)	(a)	—	185	(41)	196
Total electric revenues	$714	$506		$—	$185	$(41)	$1,364
Residential	$40	$—		$287	$—	$—	$327
Commercial	16	—		68	—	—	84
Industrial	2	—		4	—	—	6
Other	3	—		32	—	—	35
Total natural gas revenues	$61	$—		$391	$—	$—	$452
Total revenues(b)	$775	$506		$391	$185	$(41)	$1,816
Three Months 2023:
Residential	$324	$382		$—	$—	$—	$706
Commercial	247	200		—	—	—	447
Industrial	61	48		—	—	—	109
Other	209	(6)	(a)	—	163	(38)	328
Total electric revenues	$841	$624		$—	$163	$(38)	$1,590
Residential	$52	$—		$296	$—	$—	$348
Commercial	23	—		77	—	—	100
Industrial	2	—		7	—	—	9
Other	5	—		11	—	(1)	15
Total natural gas revenues	$82	$—		$391	$—	$(1)	$472
Total revenues(b)	$923	$624		$391	$163	$(39)	$2,062
(a)Includes over-recoveries of various riders.
(b)The following table presents increases/(decreases) in revenues from alternative revenue programs and other revenues not from contracts with customers for the three months ended March 31, 2024 and 2023:

	Ameren Missouri		Ameren Illinois Electric Distribution	Ameren Illinois Natural Gas	Ameren Transmission	Ameren
Three Months 2024:
Revenues from alternative revenue programs	$(6)		$39	$19	$9	$61
Other revenues not from contracts with customers	1		2	1	—	4
Three Months 2023:
Revenues from alternative revenue programs	$(2)		$64	$28	$8	$98
Other revenues not from contracts with customers	(6)	(a)	2	1	—	(3)	(a)
(a)Includes net realized losses on derivative power contracts.

Ameren Illinois

	Ameren Illinois Electric Distribution		Ameren Illinois Natural Gas	Ameren Illinois Transmission	Intersegment Eliminations	Ameren Illinois
Three Months 2024:
Residential	$297		$287	$—	$—	$584
Commercial	165		68	—	—	233
Industrial	45		4	—	—	49
Other	(1)	(a)	32	131	(28)	134
Total revenues(b)	$506		$391	$131	$(28)	$1,000
Three Months 2023:
Residential	$382		$296	$—	$—	$678
Commercial	200		77	—	—	277
Industrial	48		7	—	—	55
Other	(6)	(a)	11	114	(28)	91
Total revenues(b)	$624		$391	$114	$(28)	$1,101
(a)Includes over-recoveries of various riders.
(b)The following table presents increases/(decreases) in revenues from alternative revenue programs and other revenues not from contracts with customers for the Ameren Illinois segments for the three months ended March 31, 2024 and 2023:

	Ameren Illinois Electric Distribution	Ameren Illinois Natural Gas	Ameren Illinois Transmission	Ameren Illinois
Three Months 2024:
Revenues from alternative revenue programs	$39	$19	$8	$66
Other revenues not from contracts with customers	2	1	—	3
Three Months 2023:
Revenues from alternative revenue programs	$64	$28	$7	$99
Other revenues not from contracts with customers	2	1	—	3
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

OVERVIEW
Net income attributable to Ameren common shareholders in the three months ended March 31, 2024, was $261 million, or $0.98 per diluted share, compared with $264 million, or $1.00 per diluted share, in the year-ago period. Net income for the three months ended March 31, 2024, was unfavorably affected by increased other operations and maintenance expenses not subject to formula rates, riders, or trackers, including a charge recorded by Ameren Missouri related to a change in the estimated minimum cost of additional mitigation relief associated with NSR and Clean Air Act litigation applicable to the Rush Island Energy Center. Earnings for the three months ended March 31, 2024, were also unfavorably affected by increased income tax expense, primarily due to a decrease in income tax benefits at Ameren (parent) related to stock-based compensation; an increase in the weighted-average basic common shares outstanding; and a lower recognized ROE at Ameren Illinois Electric Distribution. Net income for the three months ended March 31, 2024, was favorably affected by increased base rate revenues pursuant to the ICC's November 2023 natural gas rate order and increased base rate revenues pursuant to the MoPSC's June 2023 electric rate order, which increased earnings at Ameren Illinois Natural Gas and Ameren Missouri, respectively. Earnings for the three months ended March 31, 2024, were also favorably affected by increased rate base investments at Ameren Transmission.
Ameren’s strategic plan includes investing in rate-regulated energy infrastructure, enhancing regulatory frameworks and advocating for responsible policies, and optimizing operating performance to capitalize on opportunities to benefit our customers, communities, shareholders, and the environment. Ameren remains focused on disciplined cost management and strategic capital allocation. Ameren invested $0.9 billion in its rate-regulated businesses in the three months ended March 31, 2024.
In March 2024, the MoPSC issued an order approving a nonunanimous stipulation and agreement related to requested CCNs for the Split Rail, Vandalia, and Bowling Green solar projects. The stipulation and agreement also requested approval of a CCN for the Cass County Solar Project, conditioned upon full subscription of the project capacity under the Renewable Solutions Program, a commercial, industrial, and governmental customer program. Ameren Missouri expects a decision by the MoPSC on the Cass County Solar Project CCN once this project’s capacity under the Renewable Solutions Program is fully subscribed. In February and April 2023, the MoPSC issued orders approving requested CCNs for the Huck Finn and Boomtown solar projects, respectively.
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
In January 2024, Ameren Missouri filed a proposed customer energy-efficiency plan with the MoPSC under the MEEIA. This filing proposed a three-year plan, which includes a portfolio of customer energy-efficiency programs, along with the continued use of the MEEIA rider, which allows Ameren Missouri to collect from, or refund to, customers any difference in actual MEEIA program costs and related lost electric revenues and the amounts collected from customers. If the plan is approved, Ameren Missouri intends to invest $123 million annually in the proposed customer energy-efficiency programs from 2025 to 2027. In addition, Ameren Missouri requested performance incentives applicable to each plan year to earn revenues by achieving certain customer energy-efficiency savings and target spending goals. If 100% of the goals are achieved, Ameren Missouri would earn performance incentive revenues totaling $56 million over the three-year plan. Ameren Missouri also requested additional performance incentives applicable to each plan year totaling up to $14 million over the three-year plan, if Ameren Missouri exceeds 100% of the goals. Ameren Missouri expects a decision by the MoPSC by October 2024, but cannot predict the ultimate outcome of this regulatory proceeding.
In November 2023, Ameren Missouri petitioned the MoPSC for a financing order to authorize the issuance of securitized utility tariff bonds to finance $519 million of costs related to the planned accelerated retirement of the Rush Island Energy Center, which includes the expected remaining unrecovered net plant balance associated with the facility, among other costs. Ameren Missouri requested to collect the amounts necessary to repay the bonds over approximately 15 years from the date of bond issuance. In March 2024, the MoPSC staff filed an updated response to Ameren Missouri’s petition that stated Ameren Missouri’s decision to accelerate the retirement of the Rush Island Energy Center was prudent and recommended that $497 million of costs be financed through securitized utility tariff bonds. However, the MoPSC staff claimed Ameren Missouri’s prior actions that resulted in the adverse ruling in the NSR and Clean Air Act Litigation discussed in Note 9 – Commitments and Contingencies under Part I, Item 1, of this report, were imprudent and recommended that the impact of those actions on customers be considered in future regulatory proceedings. In February 2024, the MoOPC filed a response to Ameren Missouri’s petition that opposes the issuance of securitized utility tariff bonds. If Ameren Missouri is not allowed to recover Rush Island Energy Center costs through securitization or if future regulatory proceedings result in revenue reductions based on Ameren Missouri’s prior actions that resulted in the adverse ruling in the NSR and Clean Air Act litigation, it could have a material adverse effect on the results of operations, financial position, and liquidity of Ameren and Ameren Missouri. Ameren Missouri expects a decision by the MoPSC by the end of June 2024, but cannot predict the ultimate outcome of this regulatory proceeding.

In September 2023, the United States District Court for the Eastern District of Missouri granted Ameren Missouri’s request to modify a September 2019 remedy order issued by the district court in order to allow the retirement of the Rush Island Energy Center in advance of its previously expected retirement date of 2039, in lieu of installing a flue gas desulfurization system. In its amended remedy order, the district court established an October 15, 2024 retirement date to allow for the completion of various transmission reliability projects and, in the interim, authorized Ameren Missouri to operate the energy center only as needed and as directed by the MISO. The United States Department of Justice is seeking an order from the district court providing for additional mitigation relief related to prior emissions. Ameren Missouri contends that the retirement of the Rush Island Energy Center, which eliminates all future emissions from the energy center, mitigates claims relating to prior emissions. In March 2024, the district court ordered Ameren Missouri and the United States Department of Justice to file proposed draft orders outlining additional mitigation relief. In May 2024, Ameren Missouri filed a proposed draft order that includes retiring the Rush Island Energy Center, a program to provide electric buses and charging stations to schools in the metro St. Louis area, a program to provide air filters to eligible Ameren Missouri electric residential customers, and the retirement of SO2 allowances. Excluding the accelerated retirement of the Rush Island Energy Center, these programs are estimated to cost approximately $20 million. Also in May 2024, the United States Department of Justice filed a proposed draft order that includes a program to provide electric buses and charging stations to schools in the metro St. Louis area and a program to provide air filters to eligible Ameren Missouri electric residential customers. These programs include a significantly greater number of buses, charging stations, and air filters than Ameren Missouri’s proposal and the United States Department of Justice estimates these programs would cost approximately $120 million. As of March 31, 2024, Ameren and Ameren Missouri recorded a $20 million liability related to the cost of potential additional mitigation, which represents the estimated minimum liability, as no other amount within the range was a better estimate. The district court is expected to hold a hearing in mid-2024 and an order is expected in the second half of 2024. Depending on the scope and basis of the order, Ameren Missouri or the United States Department of Justice could appeal any additional mitigation relief ordered.
In April 2024, Ameren Illinois filed for a reconciliation adjustment to its 2023 electric distribution service revenue requirement with the ICC, requesting recovery of $160 million. The reconciliation adjustment reflects a capital structure composed of 50% common equity and Ameren Illinois’ actual 2023 recoverable costs and year-end rate base. An ICC decision in this proceeding is required by December 2024, and any approved adjustment would be collected from customers in 2025. This is the final revenue requirement reconciliation under the IEIMA formula framework.
In December 2023, the ICC issued an order in Ameren Illinois' MYRP proceeding approving base rates for electric distribution services for 2024 through 2027 and rejecting Ameren Illinois' Grid Plan, which was addressed as part of the MYRP proceeding. Rate changes consistent with the order became effective in January 2024. The December 2023 order adopted an alternative methodology to establish a rate base and revenue requirements for the years 2024 through 2027 using Ameren Illinois’ previously approved 2022 year-end rate base. The 2022 year-end rate base will remain in effect through 2027 unless subsequently changed by the ICC in the rehearing discussed below or if approval of a revised Grid Plan results in an update of each year’s revenue requirement. Pursuant to the order, in March 2024, Ameren Illinois filed a revised Grid Plan and a revised MYRP to update the requested revenue requirements for 2024 through 2027. An ICC decision on the revised Grid Plan and updated revenue requirements is expected by December 2024 with rates effective in January 2025.
In January 2024, the ICC partially denied a rehearing requested by Ameren Illinois to revise the allowed ROE in the December 2023 order and granted Ameren Illinois’ rehearing request to consider whether it is appropriate to use the 2022 year-end rate base for each year of the MYRP and to include a base level of investments to maintain grid reliability in each year of the MYRP. Additionally, the scope of the rehearing includes a review of certain operations and maintenance expenses in each year of the MYRP. In February 2024, Ameren Illinois filed its request in the rehearing proceeding, and subsequently updated the request in April 2024, proposing an updated 2024 revenue requirement of $1,213 million, which is based on a $4.2 billion rate base, a capital structure composed of 50% common equity, and an allowed ROE of 8.72%. In April 2024, the ICC staff filed its recommendation in the rehearing proceeding. The ICC staff recommended a 2024 revenue requirement of $1,195 million, which is based on a $4.0 billion rate base, a capital structure composed of 50% common equity, and an allowed ROE of 8.72%. An ICC decision in the rehearing proceeding is expected by late June 2024, with new rates effective July 2024. Also, in January 2024, Ameren Illinois filed an appeal of the December 2023 ICC order and the partial denial of Ameren Illinois’ request for rehearing, including the 8.72% ROE, to the Illinois Appellate Court for the Fifth Judicial District. The court is under no deadline to address the appeal. Ameren Illinois cannot predict the ultimate outcome of the revised Grid Plan filing, its request to update the associated MYRP revenue requirements for 2024 through 2027, the rehearing proceeding, or the appeal to the Illinois Appellate Court for the Fifth Judicial District.
In November 2023, the ICC issued an order in Ameren Illinois’ January 2023 natural gas delivery service regulatory rate review, which resulted in an increase to its annual revenues for natural gas delivery service of $112 million based on a 9.44% allowed ROE, a capital structure composed of 50% common equity, and a rate base of approximately $2.85 billion. The order reflected a reduction of approximately $93 million of planned distribution and transmission capital investments included in Ameren Illinois’ requested revenue increase, which used a 2024 future test year. The new rates became effective on November 28, 2023. In December 2023, Ameren Illinois filed a request for rehearing of the ICC’s November 2023 order. The filing requested the ICC revise the order to include an allowed ROE of at least 9.89%, a capital structure composed of 52% common equity, and the reversal of the approximately $93 million reduction of planned distribution and transmission capital investments included in the order, among other things. In January 2024, the ICC denied Ameren Illinois’ rehearing request. Subsequently, in January 2024, Ameren Illinois filed an appeal of the November 2023 ICC order and the January 2024 ICC denial of Ameren Illinois’ request for rehearing to the Illinois Appellate Court for the Fifth Judicial District. The court is under no deadline to address the appeal. Ameren Illinois cannot predict the ultimate outcome of this appeal.
In 2021, the MISO issued a report outlining a preliminary long-range transmission planning roadmap of projects through 2039, which considers the rapidly changing generation mix within MISO resulting from significant additions of renewable generation, actual and expected generation plant closures, and state mandates or goals for clean energy or carbon emissions reductions. In July 2022, the MISO approved the first tranche of projects under the roadmap. A portion of these projects were assigned to various utilities, of which Ameren was awarded projects that are estimated to cost approximately $1.8 billion, based on the MISO’s cost estimate. Related to these projects, Ameren began substation upgrades in May 2024 in advance of transmission line construction, which is expected to begin in 2026, with forecasted completion dates near the end of this decade. In 2022 and 2023, the MISO initiated requests for proposals for first tranche competitive bid projects. In October and November 2023, two first tranche competitive bid projects were awarded to ATXI and represent a total estimated investment of approximately $0.1 billion. In April 2024, the remaining first tranche competitive-bid project was awarded to ATXI and represents an estimated investment of approximately $0.3 billion. ATXI will own 51% of the assets associated with the projects awarded in October 2023 and April 2024, and the remaining 49% of the assets will be owned by an unaffiliated entity. In February 2024, Ameren Illinois and ATXI filed a request for a CCN, among other things, with the ICC related to the portion of the MISO long-range transmission projects discussed above that will be constructed within the ICC’s jurisdiction. A decision by the ICC is expected by mid-2025. In March 2024, the MISO preliminarily identified a second tranche of projects with estimated costs of $17 billion to $23 billion based on MISO’s cost estimate. The MISO is expected to approve the second tranche of projects in the third quarter of 2024.
For further information on the matters discussed above, see Note 2 – Rate and Regulatory Matters under Part I, Item 1, of this report, and the Outlook section below.
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

Earnings Summary
The following table presents a summary of Ameren’s earnings for the three months ended March 31, 2024 and 2023:

	Three Months
	2024	2023
Net income attributable to Ameren common shareholders	$261	$264
Earnings per common share – diluted	0.98	1.00
Net income attributable to Ameren common shareholders decreased $3 million, or 2 cents per diluted share, in the three months ended March 31, 2024, compared with the year-ago period. The decrease was due to net income decreases of $15 million, $5 million, and $3 million as activity not reported as part of a segment, primarily at Ameren (parent), Ameren Illinois Electric Distribution, and Ameren Missouri, respectively. These decreases were partially offset by net income increases of $19 million and $1 million at Ameren Illinois Natural Gas and Ameren Transmission, respectively.
Earnings per diluted share were unfavorably affected in the three months ended March 31, 2024, compared to the year-ago period, by:
•a charge recorded by Ameren Missouri, included in other operation and maintenance expenses, related to an increase in the estimated minimum cost of additional mitigation relief associated with NSR and Clean Air Act litigation applicable to the Rush Island Energy Center, see Note 9 - Commitments and Contingencies under Part 1, Item 1, of this report for more information (4 cents per share);
•increased income tax expense not subject to formula rates or riders, primarily due to a decrease in income tax benefits at Ameren (parent) related to stock-based compensation (4 cents per share);
•increased other operations and maintenance expenses not subject to formula rates, riders, or trackers, primarily at Ameren Missouri, excluding a charge related to an increase in the estimated minimum cost of additional mitigation relief discussed above (3 cents per share);
•increased financing costs at Ameren Missouri primarily due to higher long term debt balances and interest rates (3 cents per share);
•lower revenue at Ameren Illinois Electric Distribution due to a lower recognized ROE under the MYRP (2 cents per share);
•increased weighted-average basic common shares outstanding resulting from issuances of common shares as detailed in Note 4 – Long-term Debt and Equity Financings under Part I, Item 1, of this report, and Note 5 – Long-term Debt and Equity Financings under Part II, Item 8, of the Form 10-K (2 cents per share); and
•increased taxes other than income taxes, primarily at Ameren Missouri, largely resulting from the absence in 2024 of employee retention tax credits received under the Coronavirus Aid, Relief, and Economic Security Act (1 cent per share).
Earnings per diluted share were favorably affected in the three months ended March 31, 2024, compared to the year-ago period, by:
•increased base rate revenues at Ameren Illinois Natural Gas effective November 28, 2023, pursuant to the November 2023 ICC natural gas rate order, partially offset by increased depreciation and amortization expenses included in base rates (4 cents per share);
•increased base rate revenues at Ameren Missouri effective July 9, 2023, pursuant to the June 2023 MoPSC electric rate order, partially offset by the net effect of amortization of previously deferred depreciation expense under the PISA and RESRAM, financing costs otherwise recoverable under the PISA and RESRAM, a lower base level of expenses included in trackers, and the net recovery for amounts associated with the reduction in sales volumes resulting from MEEIA programs (4 cents per share);
•increased allowance for equity funds used during construction and increased base rate revenues for the inclusion of previously deferred PISA and RESRAM interest charges pursuant to the June 2023 MoPSC electric rate order effective July 9, 2023, partially offset by increased interest charges resulting from lower deferrals related to infrastructure investments associated with the PISA and RESRAM, both at Ameren Missouri (3 cents per share);
•a change in rate design at Ameren Illinois Natural Gas pursuant to the November 2023 ICC natural gas rate order that concentrates more revenues in the winter heating season due to an increase in volumetric rates, which increased earnings for the three months ended March 31, 2024, but is not expected to materially impact full year results (3 cents per share);
•increased rate base investments at Ameren Transmission, which increased earnings in this segment (3 cents per share); and
•increased retail electric sales volumes at Ameren Missouri, excluding the estimated effects of weather and customer energy-efficiency programs, partially offset by lower sales volumes due to milder winter temperatures in 2024 (estimated at 2 cents per share).
The cents per share variances above are presented based on the weighted-average basic common shares outstanding in the three months ended March 31, 2023, and do not reflect the impact of dilution on earnings per share, unless otherwise noted. The amounts above other than variances related to income taxes have been presented net of income taxes using Ameren’s 2024 blended federal and state statutory tax rate of 26%. For additional details regarding the Ameren Companies’ results of operations, including explanations of Operating Revenues for both Electric Revenues and Natural Gas Revenues; Fuel and Purchased Power Expenses; Other Operations and Maintenance Expenses; Depreciation and Amortization Expenses; Taxes Other Than Income Taxes; Other Income, Net; Interest Charges; and Income Taxes, see the major headings below.

Below is Ameren’s table of income statement components by segment for the three months ended March 31, 2024 and 2023:

	Ameren Missouri	Ameren Illinois Electric Distribution	Ameren Illinois Natural Gas	Ameren Transmission	Other / Intersegment Eliminations	Ameren
Three Months 2024:
Electric revenues	$714	$506	$—	$185	$(41)	$1,364
Natural gas revenues	61	—	391	—	—	452
Fuel and purchased power	(166)	(192)	—	—	30	(328)
Natural gas purchased for resale	(28)	—	(123)	—	—	(151)
Other operations and maintenance expenses	(254)	(136)	(58)	(19)	(3)	(470)
Depreciation and amortization expenses	(195)	(93)	(33)	(39)	(1)	(361)
Taxes other than income taxes	(87)	(17)	(26)	(2)	(3)	(135)
Operating income (loss)	45	68	151	125	(18)	371
Other income, net	44	22	7	2	14	89
Interest charges	(62)	(22)	(15)	(29)	(26)	(154)
Income (taxes) benefit	(1)	(12)	(37)	(26)	32	(44)
Net income	26	56	106	72	2	262
Noncontrolling interests – preferred stock dividends	(1)	—	—	—	—	(1)
Net income attributable to Ameren common shareholders	$25	$56	$106	$72	$2	$261
Three Months 2023:
Electric revenues	$841	$624	$—	$163	$(38)	$1,590
Natural gas revenues	82	—	391	—	(1)	472
Fuel and purchased power	(321)	(315)	—	—	28	(608)
Natural gas purchased for resale	(47)	—	(161)	—	—	(208)
Other operations and maintenance expenses	(239)	(129)	(59)	(16)	(5)	(448)
Depreciation and amortization expenses	(176)	(84)	(26)	(33)	(1)	(320)
Taxes other than income taxes	(80)	(18)	(23)	(2)	(4)	(127)
Operating income (loss)	60	78	122	112	(21)	351
Other income, net	19	24	8	6	21	78
Interest charges	(51)	(21)	(13)	(22)	(20)	(127)
Income (taxes) benefit	1	(20)	(30)	(25)	37	(37)
Net income	29	61	87	71	17	265
Noncontrolling interests – preferred stock dividends	(1)	—	—	—	—	(1)
Net income attributable to Ameren common shareholders	$28	$61	$87	$71	$17	$264

Below is Ameren Illinois’ table of income statement components by segment for the three months ended March 31, 2024 and 2023:

	Ameren Illinois Electric Distribution	Ameren Illinois Natural Gas	Ameren Illinois Transmission	Other / Intersegment Eliminations	Ameren Illinois
Three Months 2024:
Electric revenues	$506	$—	$131	$(28)	$609
Natural gas revenues	—	391	—	—	391
Purchased power	(192)	—	—	28	(164)
Natural gas purchased for resale	—	(123)	—	—	(123)
Other operations and maintenance expenses	(136)	(58)	(16)	—	(210)
Depreciation and amortization expenses	(93)	(33)	(27)	—	(153)
Taxes other than income taxes	(17)	(26)	(1)	—	(44)
Operating income	68	151	87	—	306
Other income, net	22	7	2	—	31
Interest charges	(22)	(15)	(18)	—	(55)
Income taxes	(12)	(37)	(18)	—	(67)
Net income attributable to common shareholder	$56	$106	$53	$—	$215
Three Months 2023:
Electric revenues	$624	$—	$114	$(28)	$710
Natural gas revenues	—	391	—	—	391
Purchased power	(315)	—	—	28	(287)
Natural gas purchased for resale	—	(161)	—	—	(161)
Other operations and maintenance expenses	(129)	(59)	(14)	—	(202)
Depreciation and amortization expenses	(84)	(26)	(23)	—	(133)
Taxes other than income taxes	(18)	(23)	(1)	—	(42)
Operating income	78	122	76	—	276
Other income, net	24	8	5	—	37
Interest charges	(21)	(13)	(13)	—	(47)
Income taxes	(20)	(30)	(18)	—	(68)
Net income attributable to common shareholder	$61	$87	$50	$—	$198

Operating Revenues
The following table presents the increases (decreases) by Ameren segment for electric and natural gas revenues, for the three months ended March 31, 2024, compared with the year-ago period:

Three Months	Ameren Missouri	Ameren Illinois Electric Distribution	Ameren Illinois Natural Gas	Ameren Transmission(a)	Other /Intersegment Eliminations	Ameren
Electric revenue change:
Base rates (estimate)(b)	$29	$8	$—	$19	$—	$56
Effect of weather (estimate)(c)	(6)	—	—	—	—	(6)
Sales volumes and changes in customer usage patterns (excluding the estimated effects of weather and MEEIA)	16	—	—	—	—	16
Off-system sales, capacity, and FAC revenues, net	(151)	—	—	—	—	(151)
Ameren Illinois energy-efficiency program investment revenues	—	4	—	—	—	4
Electric deferred income tax adjustment(d)	—	(5)	—	—	—	(5)
Other	(3)	(2)	—	3	(1)	(3)
Cost recovery mechanisms – offset in fuel and purchased power(e)	(17)	(123)	—	—	(2)	(142)
Other cost recovery mechanisms(f)	5	—	—	—	—	5
Total electric revenue change	$(127)	$(118)	$—	$22	$(3)	$(226)
Natural gas revenue change:
Base rates (estimate)	$—	$—	$24	$—	$—	$24
Change in rate design (estimate)	—	—	11	—	—	11
Effect of weather (estimate)(c)	1	—	—	—	—	1
Other	—	—	3	—	1	4
Cost recovery mechanisms – offset in natural gas purchased for resale(e)	(21)	—	(38)	—	—	(59)
Other cost recovery mechanisms(f)	(1)	—	—	—	—	(1)
Total natural gas revenue change	$(21)	$—	$—	$—	$1	$(20)
(a)Includes an increase in transmission revenues of $17 million at Ameren Illinois for the three months ended March 31, 2024, compared with the year-ago period.
(b)For Ameren Illinois Electric Distribution and Ameren Transmission, base rates include increases or decreases in operating revenues related to the revenue requirement reconciliation adjustment under formula rates. For Ameren Missouri, base rates exclude an increase for the recovery of lost electric revenue, less the associated fuel and purchased power expenses, resulting from the MEEIA customer energy-efficiency programs and a decrease in base rates for RESRAM. These changes in Ameren Missouri base rates are included in the “Sales volumes and changes in customer usage patterns (excluding the estimated effects of weather and MEEIA)” and “Cost recovery mechanisms - offset in fuel and purchased power” line items, respectively.
(c)Represents the estimated variation resulting primarily from changes in cooling and heating degree-days on electric and natural gas demand compared with the year-ago period; this variation is based on temperature readings from the National Oceanic and Atmospheric Administration weather stations at local airports in our service territories.
(d)The electric deferred income tax adjustment relates to the remaining balance of certain excess deferred income taxes that will be amortized through 2025. Offsetting expense increases or decreases are reflected within the "Income Taxes" section of the statement of income. This item has no overall impact on earnings.
(e)Electric and natural gas revenue changes are offset by corresponding changes in “Fuel and purchased power” and “Natural gas purchased for resale” on the statement of income. Activity in Other/Intersegment Eliminations represents the elimination of related-party transactions between Ameren Missouri, Ameren Illinois, and ATXI, as well as Ameren Transmission revenue from transmission services provided to Ameren Illinois Electric Distribution. See Note 8 – Related-party Transactions and Note 14 – Segment Information under Part I, Item 1, of this report for additional information on intersegment eliminations. These items have no overall impact on earnings.
(f)Offsetting expense increases or decreases are reflected in “Other operations and maintenance,” “Depreciation and amortization,” or in “Taxes other than income taxes,” within the “Operating Expenses” section of the statement of income. These items have no overall impact on earnings.

Electric Revenues
Ameren
Ameren’s electric revenues decreased $226 million, or 14%, for the three months ended March 31, 2024, compared with the year-ago period, primarily due to decreased revenues at Ameren Missouri and Ameren Illinois Electric Distribution, partially offset by increased revenues at Ameren Transmission, as discussed below.
Ameren Transmission
Ameren Transmission’s electric revenues increased $22 million, or 13%, for the three months ended March 31, 2024, compared with the year-ago period. Revenues were favorably affected by higher recoverable expenses (+$10 million), increased capital investment
(+$9 million), as evidenced by a 14% increase in rate base used to calculate the revenue requirement, and increased facility rental revenues (+$3 million) related to ATXI’s transmission operations control center, which was placed in service in December 2023. ATXI provides affiliates with access to this facility. Rental revenues associated with this facility are affiliate transactions and eliminated in consolidation for Ameren’s consolidated financial statements. See Note 8 – Related-party Transactions under Part I, Item 1, of this report for additional information.
Ameren Missouri
Ameren Missouri’s electric revenues decreased $127 million, or 15%, for the three months ended March 31, 2024, compared with the year-ago period.
The following items decreased Ameren Missouri’s electric revenues between periods:
•“Off-system sales, capacity and FAC revenues, net” decreased $151 million due to lower capacity prices, (-$156 million) which were set by the annual MISO auction in April 2023 and became effective June 2023, partially offset by higher off-system sales revenue
(+$5 million). Ameren Missouri’s 5% exposure to net energy cost variances under the FAC is included within “Off-system sales, capacity, and FAC revenues, net” and “Energy costs (excluding the estimated effect of weather)” in fuel and purchased power.
•Revenues associated with “Cost recovery mechanisms – offset in fuel and purchased power” decreased $17 million due to decreased revenue related to the amortization of costs previously deferred under the FAC that were reflected in customer rates. The changes to “Cost recovery mechanisms - offset in fuel and purchased power” are fully offset by “Cost recovery mechanisms - offset in electric revenue” in fuel and purchased power.
•Winter temperatures were warmer as heating degree days decreased 4%, which decreased revenues an estimated $6 million.
The following items increased Ameren Missouri’s electric revenues between periods:
•Higher electric base rates, resulting from the June 2023 MoPSC electric rate order effective July 9, 2023, increased revenues an estimated $29 million.
•Excluding the estimated effects of weather and the MEEIA customer energy-efficiency programs, electric revenues increased an estimated $16 million, due to an increase in retail sales volumes, which were, in part, favorably affected by an additional day in 2024 as a result of the leap year.
•Revenues associated with other cost recovery mechanisms increased $5 million, primarily due to an increase in RESRAM revenues and an increase in excise taxes due to an increase in retail sales revenue.
Ameren Illinois
Ameren Illinois’ electric revenues decreased $101 million, or 14%, for the three months ended March 31, 2024, compared with the year-ago period, driven by decreased revenues at Ameren Illinois Electric Distribution, partially offset by increased revenues at Ameren Illinois Transmission.
Ameren Illinois Electric Distribution
Ameren Illinois Electric Distribution’s revenues decreased $118 million, or 19%, for the three months ended March 31, 2024, compared with the year-ago period.
The following items decreased Ameren Illinois Electric Distribution’s revenues between periods:
•Revenues associated with “Cost recovery mechanisms – offset in fuel and purchased power” decreased $123 million due to decreased recovery of purchased power expenses. The decrease in electric revenues is fully offset by a decrease in purchased power expenses under cost recovery mechanisms for purchased power, as discussed below.

•Pursuant to an ICC order, revenues decreased $5 million due to changes in the amortization rate for certain excess deferred income taxes.
The following items increased Ameren Illinois Electric Distribution’s revenues between periods:
•Base rates increased revenues by $8 million due to higher recoverable non-purchased power expenses (+$13 million), partially offset by a lower recognized ROE (-$5 million). The MYRP utilizes a fixed ROE approved by the ICC of 8.72%, with adjustments for any performance incentives and penalties, while the IEIMA formula-based ROE was based on the annual average of the monthly yields of the 30-year United States Treasury bonds plus 580 basis points (estimated at 9.61% for the three months ended March 31, 2023).
•Revenues increased $4 million due to the recovery of and return on increased energy-efficiency program investments under performance-based formula ratemaking.

Ameren Illinois Transmission
Ameren Illinois Transmission’s revenues increased $17 million, or 15%, for the three months ended March 31, 2024, compared with the year-ago period. Base rate revenues were favorably affected by higher recoverable expenses (+$11 million) and increased capital investment (+$6 million), as evidenced by a 15% increase in rate base used to calculate the revenue requirement.
Natural Gas Revenues
Ameren
Ameren’s natural gas revenues decreased $20 million, or 4%, for the three months ended March 31, 2024, compared with the year-ago period, primarily due to decreased revenues at Ameren Missouri, as discussed below.
Ameren Missouri
Ameren Missouri’s natural gas revenues decreased $21 million, or 26%, for the three months ended March 31, 2024, compared with the year-ago period. Revenues associated with “Cost recovery mechanisms – offset in natural gas purchased for resale” decreased $21 million due to lower commodity prices and the absence of amortization of natural gas costs deferred under the PGA related to the extremely cold weather in mid-February 2021. The decrease in natural gas revenues under the PGA are fully offset by a decrease in natural gas purchased for resale expenses.
Ameren Illinois Natural Gas
Ameren Illinois Natural Gas’ revenues were comparable between periods. “Cost recovery mechanisms – offset in natural gas purchased for resale” decreased revenues $38 million for the three months ended March 31, 2024, due to lower collection of natural gas costs previously deferred under the PGA. The decrease in natural gas revenues under the PGA are fully offset by a decrease in natural gas purchased for resale expenses.
The following items increased Ameren Illinois Natural Gas’ revenues between periods:
•Revenues increased an estimated $24 million due to higher natural gas base rates as a result of the November 2023 natural gas rate order.
•Revenues increased an estimated $11 million due to a change in rate design as a result of the November 2023 natural gas rate order. This change in rate design concentrates more revenues in the winter heating season due to an increase in volumetric rates and a decrease in fixed customer rates. As such, the change is not expected to materially affect annual earnings comparisons.

Fuel and Purchased Power
The following table presents the increases (decreases) by Ameren segment for fuel and purchased power for the three months ended March 31, 2024, compared with the year-ago period:

Three Months	Ameren Missouri	Ameren Illinois Electric Distribution	Ameren Illinois Natural Gas	Ameren Transmission	Other /Intersegment Eliminations	Ameren

Fuel and purchased power change:
Energy costs (excluding the estimated effect of weather)	$(148)	$—	$—	$—	$—	$(148)
Effect of weather (estimate)(a)	(1)	—	—	—	—	(1)
Effect of higher net energy costs included in base rates	11	—	—	—	—	11
Cost recovery mechanisms – offset in electric revenue(b)	(17)	(123)	—	—	(2)	(142)
Total fuel and purchased power change	$(155)	$(123)	$—	$—	$(2)	$(280)
(a)Represents the estimated variation resulting primarily from changes in cooling and heating degree-days on electric demand compared with the year-ago period; this variation is based on temperature readings from the National Oceanic and Atmospheric Administration weather stations at local airports in our service territories.
(b)“Cost recovery mechanisms — offset in electric revenue” changes are offset by corresponding changes in “Cost recovery mechanisms — offset in fuel and purchased power” in electric revenues. Activity in Other/Intersegment Eliminations represents the elimination of related-party transactions between Ameren Missouri, Ameren Illinois, and ATXI, as well as Ameren Transmission revenue from transmission services provided to Ameren Illinois Electric Distribution. See Note 8 – Related-party Transactions and Note 14 – Segment Information under Part I, Item 1, of this report for additional information on intersegment eliminations. These items have no overall impact on earnings.
Ameren
Ameren Missouri and Ameren Illinois are generally allowed to pass on to customers prudently incurred costs for fuel and purchased power. Ameren’s electric fuel and purchased power expenses decreased $280 million, or 46%, for the three months ended March 31, 2024, compared with the year-ago period, primarily due to decreased fuel and purchased power expenses at Ameren Missouri and Ameren Illinois Electric Distribution, as discussed below.
Ameren Missouri
Ameren Missouri’s fuel and purchased power expenses decreased $155 million, or 48%, for the three months ended March 31, 2024, compared with the year-ago period.
The following items decreased Ameren Missouri’s fuel and purchased power expense:
•Energy costs decreased $148 million due to decreased capacity prices (-$149 million), which were set by the annual MISO auction in April 2023 and became effective June 2023, and lower fuel costs (-$7 million), partially offset by increased purchased power expense
(+$5 million) and decreased deferrals under the FAC (+$3 million). Ameren Missouri’s 5% exposure to net energy cost variances under the FAC is included within “Energy costs (excluding the estimated effect of weather)” and “Off-system sales, capacity, and FAC revenues, net” in electric revenues.
•“Cost recovery mechanisms — offset in electric revenue” decreased $17 million due to decreased amortization of costs previously deferred under the FAC. The changes to “Cost recovery mechanisms - offset in electric revenue” are fully offset by “Cost recovery mechanisms - offset in fuel and purchased power” in electric revenues.
Ameren Missouri’s fuel and purchased power expenses increased $11 million due to the effect of higher net energy costs included in base rates as a result of the June 2023 MoPSC electric rate order.
Ameren Illinois Electric Distribution
Ameren Illinois Electric Distribution’s purchased power expenses decreased $123 million, or 39%, for the three months ended March 31, 2024, compared with the year-ago period, primarily due to decreased energy prices (-$57 million), which largely reflect the results of IPA procurement events, decreased capacity prices (-$39 million), which were set by the annual MISO auction in April 2023 and became effective in June 2023, and lower volumes (-$28 million) primarily due to residential and small commercial customers switching from Ameren Illinois’ supplied power to alternative retail electric suppliers. The changes to “Cost recovery mechanisms - offset in electric revenue” are fully offset by “Cost recovery mechanisms - offset in fuel and purchased power” in electric revenues.

Natural Gas Purchased for Resale
The following table presents the increases (decreases) by Ameren segment for natural gas purchased for resale, for the three months ended March 31, 2024, compared with the year-ago period:

Three Months	Ameren Missouri	Ameren Illinois Electric Distribution	Ameren Illinois Natural Gas	Ameren Transmission	Other /Intersegment Eliminations	Ameren

Natural gas purchased for resale change:
Effect of weather (estimate)(a)	$2	$—	$—	$—	$—	$2
Cost recovery mechanisms – offset in natural gas revenue(b)	(21)	—	(38)	—	—	(59)
Total natural gas purchased for resale change	$(19)	$—	$(38)	$—	$—	$(57)
(a)Represents the estimated variation resulting primarily from changes in cooling and heating degree-days on natural gas demand compared with the year-ago period; this variation is based on temperature readings from the National Oceanic and Atmospheric Administration weather stations at local airports in our service territories.
(b)Natural gas purchased for resale changes are offset by corresponding changes in “Natural gas revenues” on the statement of income. These items have no overall impact on earnings.

Ameren
Ameren Missouri and Ameren Illinois are generally allowed to pass on to customers prudently incurred costs for natural gas purchased for resale. Ameren’s natural gas purchased for resale expenses decreased $57 million, or 27%, for the three months ended March 31, 2024, compared with the year-ago period, due to decreased natural gas purchased for resale expenses at Ameren Illinois Natural Gas and Ameren Missouri, as discussed below.
Ameren Missouri
Ameren Missouri’s natural gas purchased for resale expenses decreased $19 million, or 40%, for the three months ended March 31, 2024, compared with the year-ago period. Expenses associated with “Cost recovery mechanisms – offset in natural gas revenue” decreased $21 million due to lower commodity prices and the absence of amortization of natural gas costs deferred under the PGA related to the extremely cold weather in mid-February 2021. The decrease in natural gas purchased for resale expenses is fully offset by a decrease in natural gas revenues under the PGA.
Ameren Illinois Natural Gas
Ameren Illinois Natural Gas’ natural gas purchased for resale expenses decreased $38 million, or 24%, for the three months ended March 31, 2024, compared with the year-ago period, primarily due to lower amortization of natural gas costs that were previously deferred under the PGA and lower natural gas prices. The decrease in natural gas purchased for resale expenses is fully offset by a decrease in natural gas revenues under the PGA.

Other Operations and Maintenance Expenses

Increase (Decrease) by Segment
Total by Segment(a)	Overall Ameren Increase of $22 Million

$500
$400
$300
$200
$100
$0
$ (Millions)
$470
$19
$58
$136
$254
$448
$16
$59
$129
$239
2024
2023

(a)Includes other/intersegment eliminations of $3 million and $5 million in the three months ended March 31, 2024 and 2023, respectively.

Ameren Missouri	Ameren Illinois Natural Gas	Other/Intersegment Eliminations

Ameren Illinois Electric Distribution	Ameren Transmission
Ameren
Other operations and maintenance expenses increased $22 million in the three months ended March 31, 2024, compared with the year-ago period, because of changes discussed below.
Ameren Transmission
Other operations and maintenance expenses increased $3 million in the three months ended March 31, 2024, compared with the year-ago period, primarily because of increased costs related to ATXI’s operations control center, which was placed in service in December 2023. ATXI provides affiliates with access to this facility. The rental expense associated with this facility is an affiliate transaction and eliminated in consolidation for purposes of Ameren’s consolidated financial statements. See Note 8 – Related-party Transactions under Part I, Item 1, of this report for additional information.
Ameren Missouri
Other operations and maintenance expenses increased $15 million in the three months ended March 31, 2024, compared with the year-ago period, primarily because of the following items:
•A $15 million charge related to an increase in the estimated minimum cost of additional mitigation relief associated with NSR and Clean Air Act litigation related to the Rush Island Energy Center, see Note 9 - Commitments and Contingencies under Part 1, Item 1, of this report for more information.
•Individually insignificant increases of $8 million in various other operations and maintenance expenses, including legal costs, renewable development costs, cloud computing costs, and amortization of regulatory assets associated with previously expensed costs approved for recovery pursuant to the June 2023 MoPSC rate order.
The above increases were partially offset by the following items:

•Pension and benefit costs decreased $11 million, primarily because of a lower base level of expenses, subject to a tracker, included in customer rates pursuant to the June 2023 MoPSC electric rate order. See Note 11 - Retirement Benefits under Part 1, Item 1 of this report for more information.
•Energy center costs decreased $5 million, primarily because of lower Callaway Energy Center refueling and maintenance costs during the fall 2023 outage, compared to the spring 2022 outage.
Ameren Illinois
Other operations and maintenance expenses increased $8 million in the three months ended March 31, 2024, compared with the year-ago period, as discussed below. Other operations and maintenance expenses were comparable at Ameren Illinois Transmission between periods.
Ameren Illinois Electric Distribution
Other operations and maintenance increased $7 million in the three months ended March 31, 2024, compared with the year-ago period primarily due to the following items:
•Bad debt costs increased $6 million, primarily because of a higher base level of expenses included in customer rates pursuant to the associated rider.
•Amortization of regulatory assets associated with customer energy-efficiency investments under formula ratemaking increased $3 million.
The above increases were partially offset by a decrease of $4 million because of a reduction in environmental remediation rider costs.
Ameren Illinois Natural Gas
Other operations and maintenance expenses were comparable between periods.
Depreciation and Amortization Expenses

Increase by Segment
Total by Segment(a)	Overall Ameren Increase of $41 Million

$400
$300
$200
$100
$0
$ (Millions)
$361
$39
$33
$93
$195
$320
$33
$26
$84
$176
2024
2023

(a)Includes other/intersegment eliminations of $1 million and $1 million in the three months ended March 31, 2024 and 2023, respectively.

Ameren Missouri	Ameren Illinois Natural Gas	Other/Intersegment Eliminations

Ameren Illinois Electric Distribution	Ameren Transmission

Depreciation and amortization expenses increased $41 million, $20 million, and $19 million in the three months ended March 31, 2024, compared with the year-ago period, at Ameren, Ameren Illinois, and Ameren Missouri, respectively, primarily because of additional property, plant, and equipment investments across their respective segments. Ameren’s and Ameren Missouri’s depreciation and amortization expenses for the three months ended March 31, 2024, compared with the year-ago period, were affected by the following, which include the effect of the additional investments at Ameren Missouri:
•Increased depreciation and amortization of $20 million due to the inclusion in base rates of amounts previously deferred under the PISA and RESRAM effective July 9, 2023, pursuant to the June 2023 MoPSC electric rate order.
•The lower net under-recovery of RESRAM eligible expenses and increased amortization of prior deferrals increased depreciation and amortization expenses by $7 million.
•Depreciation and amortization rate changes pursuant to the electric rate orders noted above, which increased depreciation and amortization expenses by $2 million.
•Depreciation and amortization expenses reflected a deferral to a regulatory asset of depreciation associated with investments in eligible property, plant, and equipment not yet included in base rates, pursuant to PISA and RESRAM. Base rates were updated to include the eligible property, plant, and equipment in-service through December 31, 2022, when new customer rates became effective on July 9, 2023, pursuant to the June 2023 MoPSC electric rate order. The effect of rebasing PISA and RESRAM, partially offset by increased amortization of prior PISA deferrals, decreased depreciation and amortization by $9 million.
•The higher net deferral pursuant to a tracker related to certain excess deferred income taxes, which decreased depreciation and amortization expenses by $2 million.
Taxes Other Than Income Taxes

Increase (Decrease) by Segment
Total by Segment(a)	Overall Ameren Increase of $8 Million

$160
$120
$80
$40
$0
$ (Millions)
$135
$26
$17
$87
$127
$23
$18
$80
2024
2023

(a)Includes $2 million and $2 million at Ameren Transmission in the three months ended March 31, 2024 and 2023, respectively, and other/intersegment eliminations of $3 million and $4 million in the three months ended March 31, 2024 and 2023, respectively.

Ameren Missouri	Ameren Illinois Natural Gas	Other/Intersegment Eliminations

Ameren Illinois Electric Distribution	Ameren Transmission
Taxes other than income taxes increased $8 million in the three months ended March 31, 2024, compared with the year-ago period, primarily because of the absence in 2024 of $5 million in employee retention tax credits received in 2023 at Ameren Missouri under the Coronavirus Aid, Relief, and Economic Security Act. Taxes other than income taxes increased $2 million at Ameren Illinois Natural Gas due to an increase in excise taxes resulting from higher invested capital taxes.

Other Income, Net

Increase (Decrease) by Segment
Total by Segment	Overall Ameren Increase of $11 Million

$100
$80
$60
$40
$20
$0
$ (Millions)
$89
$14
$2
$7
$22
$44
$78
$21
$6
$8
$24
$19
2024
2023

Ameren Missouri	Ameren Illinois Natural Gas	Other/Intersegment Eliminations

Ameren Illinois Electric Distribution	Ameren Transmission
See Note 5 – Other Income, Net, under Part I, Item 1, of this report for additional information. See Note 11 – Retirement Benefits under Part I, Item 1, of this report for more information on the non-service cost components of net periodic benefit income.
Ameren
Other income, net, increased $11 million in the three months ended March 31, 2024, compared with the year-ago period. In addition to changes discussed below, other income, net, decreased $5 million, because of increases in the non-service cost component of net periodic benefit income for activity not reported as part of a segment. Additionally, other income, net, decreased $2 million, for activity not reported as part of a segment, because of decreased income from equity method investments to advance clean and resilient energy technologies.
Ameren Transmission
Other income, net, decreased $4 million in the three months ended March 31, 2024, compared with the year-ago period, primarily because of a $4 million decrease in the allowance for equity funds used during construction, primarily related to lower average construction work in progress balances and an increased level of short-term borrowings included in the calculation.
Ameren Missouri
Other income, net, increased $25 million in the three months ended March 31, 2024, compared with the year-ago period, primarily because of a $21 million increase in the non-service cost component of net periodic benefit income, primarily because of changes in the base level of pension and postretirement costs pursuant to the June 2023 MoPSC electric rate order. Other income, net, also increased $5 million because of a higher allowance for equity funds used during construction, resulting from higher average construction work in progress balances.
Ameren Illinois
Other income, net, decreased $6 million in the three months ended March 31, 2024, compared with the year-ago period, primarily because of a $3 million decrease in the non-service cost component of net periodic benefit income at Ameren Illinois Electric Distribution and a $3 million decrease in the allowance for equity funds used during construction at Ameren Illinois Transmission, primarily because of lower average construction work in progress balances and an increased level of short-term borrowings included in the calculation.

Interest Charges

Increase by Segment
Total by Segment	Overall Ameren Increase of $27 Million

$154
$26
$29
$15
$22
$62
$127
$20
$22
$13
$21
$51
$150
$125
$100
$75
$50
$25
$0
$ (Millions)
2024
2023

Ameren Missouri	Ameren Illinois Natural Gas	Other/Intersegment Eliminations

Ameren Illinois Electric Distribution	Ameren Transmission
See Note 3 – Short-term Debt and Liquidity under Part I, Item 1, of this report and the Long-term Debt and Equity section below for additional information on short-term borrowings and long-term debt, respectively, discussed below.
Ameren
Interest charges increased $27 million in the three months ended March 31, 2024, compared with the year-ago period. In addition to changes by segments discussed below, interest charges increased $6 million at Ameren (parent) primarily because of issuances of long-term debt in November and December of 2023, which collectively increased interest charges by $17 million. The net proceeds from these issuances were used to repay short-term borrowings, which decreased short-term interest expense by $12 million compared with the year-ago period.
Ameren Transmission
Interest charges increased $7 million in the three months ended March 31, 2024, compared with the year-ago period, because of a $3 million increase due to increased levels of intercompany borrowings and a $3 million increase due to higher long-term debt balances. Additionally, interest charges increased because of a higher interest rate on an increased level of short-term borrowings.
Ameren Missouri
Interest charges increased $11 million in the three months ended March 31, 2024, compared with the year-ago period, because of the following items:
•Issuances of long-term debt in March 2023 and January 2024 collectively increased interest charges by $9 million.
•Interest charges reflected a deferral to a regulatory asset of interest associated with investments in eligible property, plant, and equipment not yet included in base rates, pursuant to PISA and RESRAM. Base rates were updated to include the eligible property, plant, and equipment in-service through December 31, 2022, when new customer rates became effective on July 9, 2023, pursuant to the June 2023 MoPSC electric rate order. This update to base rates resulted in a lower deferral of interest in 2024 pursuant to PISA and RESRAM that increased interest charges by $4 million.

The above increases were partially offset by a $5 million decrease related to lower levels of short-term borrowings.
Ameren Illinois
Interest charges increased $8 million in the three months ended March 31, 2024, compared with the year-ago period, primarily because of issuances of long-term debt in May 2023 which increased interest charges by $2 million at both Ameren Illinois Electric Distribution and Ameren Illinois Transmission, respectively. Additionally, interest charges increased at Ameren Illinois Transmission because of a higher interest rate on an increased level of short-term borrowings.
Income Taxes
The following table presents effective income tax rates for the three months ended March 31, 2024 and 2023:

	Three Months(a)
	2024	2023
Ameren	14%	12%
Ameren Missouri	4%	(4)%
Ameren Illinois	24%	25%
Ameren Illinois Electric Distribution	17%	24%
Ameren Illinois Natural Gas	26%	26%
Ameren Illinois Transmission	25%	26%
Ameren Transmission	26%	26%
(a)Estimate of the annual effective income tax rate adjusted to reflect the tax effect of items discrete to the three months ended March 31, 2024 and 2023.
See Note 12 – Income Taxes under Part I, Item 1, of this report for a reconciliation of the federal statutory corporate income tax rate to the effective income tax rate for the Ameren Companies.
The effective tax rate was lower at Ameren Illinois Electric Distribution in the three months ended March 31, 2024, compared with the year-ago period, primarily because of an increase in excess deferred tax amortization pursuant to an ICC order which was offset by a corresponding decrease in revenues.
LIQUIDITY AND CAPITAL RESOURCES
Collections from our tariff-based revenues are our principal source of cash provided by operating activities. A diversified retail customer mix, primarily consisting of rate-regulated residential, commercial, and industrial customers, provides us with a reasonably predictable source of cash. In addition to using cash provided by operating activities, we use available cash, drawings under committed credit agreements, commercial paper issuances, and/or, in the case of Ameren Missouri and Ameren Illinois, short-term affiliate borrowings to support normal operations and temporary capital requirements. We may reduce our short-term borrowings with cash provided by operations or, at our discretion, with long-term borrowings, or, in the case of Ameren Missouri and Ameren Illinois, with capital contributions from Ameren (parent). As of March 31, 2024, there have been no material changes other than in the ordinary course of business related to cash requirements arising from these long-term commitments provided in Item 7 of the Form 10-K.
We expect to make significant capital expenditures over the next five years, supported by a combination of long-term debt and equity, as we invest in our electric and natural gas utility infrastructure to support overall system reliability, grid modernization, renewable energy target requirements, environmental compliance, and other improvements. For additional information about our long-term debt outstanding, including maturities due within one year, and the applicable interest rates, see Note 5 – Long-term Debt and Equity Financings under Part II, Item 8 of the Form 10-K and Note 4 – Long-term Debt and Equity Financings under Part I, Item 1, of this report. As part of its funding plan for capital expenditures, Ameren is using newly issued shares of common stock to satisfy requirements under the DRPlus and employee benefit plans and expects to continue to do so through at least 2028. Additionally, Ameren has an ATM program under which Ameren may offer and sell from time to time common stock, which includes the ability to enter into forward sales agreements, subject to market conditions and other factors. There were no shares issued under the ATM program during the three months ended March 31, 2024. As of March 31, 2024, Ameren had multiple forward sale agreements that could be settled under the ATM program with various counterparties relating to 2.9 million shares of common stock. Ameren expects to settle approximately $230 million of the forward sale agreements with physical delivery of 2.9 million shares of common stock by December 31, 2024. Including issuances under the DRPlus and employee benefit plans, Ameren plans to issue approximately $300 million of equity in 2024 and approximately $600 million of equity each year from 2025 to 2028. As of March 31, 2024, Ameren had approximately $770 million of common stock available for sale under the ATM program, which takes into account the forward sale agreements in effect as of March 31, 2024. Ameren expects its equity to total capitalization to support solid investment-grade credit ratings. See Long-term Debt and Equity below and Note 4 – Long-term Debt and Equity Financings under Part I, Item 1, of this report for additional information on the ATM program, including the forward sale agreements under the ATM program relating to common stock.

The following table presents net cash provided by (used in) operating, investing, and financing activities for the three months ended March 31, 2024 and 2023:

	Net Cash Provided By Operating Activities					Net Cash Used In Investing Activities			Net Cash Provided By (Used In) Financing Activities
	2024		2023		Variance	2024	2023	Variance	2024	2023	Variance
Ameren	$492	(a)	$496	(a)	$(4)	$(906)	$(964)	$58	$497	$489	$8
Ameren Missouri	177		153		24	(482)	(513)	31	311	358	(47)
Ameren Illinois	415	(a)	373	(a)	42	(372)	(407)	35	(23)	60	(83)
(a)Both Ameren and Ameren Illinois’ cash provided by operating activities included cash outflows of $24 million and $25 million for the FEJA electric energy-efficiency rider and $6 million and $2 million for the customer generation rebate program for the three months ended March 31, 2024 and 2023, respectively.
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
Ameren
Ameren’s cash provided by operating activities decreased $4 million in the first three months of 2024, compared with the year-ago period. The following items contributed to the decrease:
•A $104 million increase in net collateral posted with counterparties, primarily due to changes in the market prices of power, natural gas, and other fuels.
•A $39 million increase in the cost of natural gas held in storage, primarily at Ameren Illinois, because of higher volumes, partially offset by lower commodity prices.
The following items partially offset the decrease in Ameren’s cash from operating activities between periods:
•A $32 million increase due to the timing of payments for accounts payable and prepaid expenses.
•A $28 million increase due to higher purchases of materials and supplies inventories in the year-ago period to support operations as levels were increased to mitigate against potential supply disruptions.
•A $23 million increase due to higher coal deliveries in the year-ago period to bring coal inventories back to targeted levels after transportation delays experienced in 2022.
•A $22 million increase due to insurance proceeds received related to workers’ compensation payments made in 2023.
•An $18 million increase resulting from increased customer collections primarily from base rate increases effective July 1, 2023, at Ameren Missouri pursuant to the June 2023 electric rate order and base rate increases effective November 28, 2023, at Ameren Illinois pursuant to the November 2023 natural gas rate order and electric transmission rate base growth, partially offset by lower customer collections under cost recovery mechanisms at Ameren Missouri and Ameren Illinois.
•An $8 million increase due to the timing of payments received from the DOE for reimbursement of spent nuclear fuel storage and related costs.
Ameren Missouri
Ameren Missouri’s cash provided by operating activities increased $24 million in the first three months of 2024, compared with the year-ago period. The following items contributed to the increase:
•A $47 million income tax refund from Ameren (parent), pursuant to the tax allocation agreement, primarily due to lower taxable income compared the year-ago period.
•A $27 million increase due to higher purchases of materials and supplies inventories in the year-ago period to support operations as levels were increased to mitigate against potential supply disruptions.
•A $23 million increase due to higher coal deliveries in the year-ago period to bring coal inventories back to targeted levels after transportation delays experienced in 2022.
•A $10 million increase due to the timing of payments for accounts payable and prepaid expenses.

•An $8 million increase due to the timing of payments received from the DOE for reimbursement of spent nuclear fuel storage and related costs.
The following items partially offset the increase in Ameren Missouri’s cash from operating activities between periods:
•A $72 million increase in net collateral posted with counterparties, primarily due to changes in the market prices of power, natural gas, and other fuels.
•A $16 million decrease resulting from lower customer collections under cost recovery mechanisms partially offset by increased customer collections primarily from base rate increases effective July 1, 2023, pursuant to the June 2023 electric rate order.
Ameren Illinois
Ameren Illinois’ cash provided by operating activities increased $42 million in the first three months of 2024, compared with the year-ago period. The following items contributed to the increase:
•A $29 million increase resulting from increased customer collections primarily from base rate increases effective November 28, 2023, pursuant to the November 2023 natural gas rate order and electric transmission rate base growth, partially offset by lower customer collections under cost recovery mechanisms.
•A $26 million increase due to the timing of payments for accounts payable and prepaid expenses
•A $22 million income tax refund from Ameren (parent), pursuant to the tax allocation agreement, primarily due to lower taxable income compared to the year-ago period.
•A $22 million increase due to insurance proceeds received related to workers’ compensation payments made in 2023.
•A $5 million increase due to higher purchases of materials and supplies inventories in the year-ago period to support operations as levels were increased to mitigate against potential supply disruptions.
The following items partially offset the increase in Ameren Illinois’ cash from operating activities between periods:
•A $36 million increase in the cost of natural gas held in storage because of higher volumes, partially offset by lower commodity prices.
•A $32 million increase in net collateral posted with counterparties, primarily due to changes in the market prices of natural gas.
Cash Flows from Investing Activities
Ameren’s cash used in investing activities decreased $58 million during the first three months of 2024, compared with the year-ago period, primarily as a result of a $41 million decrease in capital expenditures, largely resulting from decreased expenditures for electric transmission infrastructure upgrades at Ameren Illinois and Ameren Missouri, and software projects at Ameren Missouri, partially offset by a $10 million increase in capital expenditures at ATXI. In addition, cash used in investing activities decreased $8 million due to the timing of nuclear fuel expenditures at Ameren Missouri during the three months ended March 31, 2024.
Ameren Missouri’s cash used in investing activities decreased $31 million during the first three months of 2024, compared with the year-ago period, primarily as a result of a $15 million decrease in capital expenditures, largely resulting from decreased expenditures for electric transmission infrastructure upgrades and software projects, and an $8 million decrease due to the timing of nuclear fuel expenditures.
Ameren Illinois’ cash used in investing activities decreased $35 million during the first three months of 2024, compared with the year-ago period, as a result of a $34 million decrease in capital expenditures, largely resulting from decreased expenditures for electric transmission infrastructure upgrades.
Cash Flows from Financing Activities
Cash provided by, or used in, financing activities is a result of our financing needs, which depend on the level of cash provided by operating activities, the level of cash used in investing activities, the level of dividends, and our long-term debt maturities, among other things.
Ameren’s cash provided by consolidated financing activities increased $8 million during the first three months of 2024, compared with the year-ago period. During the first three months of 2024, Ameren utilized net proceeds from the issuance of long-term debt of $347 million for capital expenditures and to repay then-outstanding short-term debt. In addition, during the first three months of 2024, Ameren utilized proceeds from net commercial paper issuances of $332 million along with cash provided by operating activities to fund, in part, capital expenditures. In comparison, during the first three months of 2023, Ameren utilized net proceeds from the issuance of long-term debt of $499 million for capital expenditures and to repay then-outstanding short-term debt. In addition, during the first three months of 2023, Ameren utilized proceeds from net commercial paper issuances of $179 million along with cash provided by operating activities to fund, in part, capital expenditures. During the first three months of 2024, Ameren paid common stock dividends of $178 million, compared with $165 million in the year-ago period, as a result of an increase in both the dividend rate and the number of common shares outstanding.

Ameren Missouri’s cash provided by financing activities decreased $47 million during the first three months of 2024, compared with the year-ago period. During the first three months of 2024, Ameren Missouri utilized net proceeds from the issuance of long-term debt of $347 million for capital expenditures and to repay then-outstanding short-term debt. Additionally, during the first three months of 2024, Ameren Missouri utilized net commercial paper issuances totaling $274 million and cash provided by operating activities to fund, in part, capital expenditures, and repaid $306 million of money pool borrowings. In comparison, during the first three months of 2023, Ameren Missouri utilized net proceeds from the issuance of long-term debt of $499 million for capital expenditures and to repay then-outstanding short-term debt. In addition, during the first three months of 2023, Ameren Missouri repaid net commercial paper borrowings totaling $132 million.
Ameren Illinois’ financing activities used cash of $23 million during the first three months of 2024, compared to providing cash of $60 million during the year-ago period. During the first three months of 2024, Ameren Illinois utilized proceeds from net commercial paper issuances of $58 million and cash provided by operating activities to fund, in part, capital expenditures, and to repay $81 million of money pool borrowings. In comparison, during the first three months of 2024, Ameren Illinois utilized proceeds from net commercial paper issuances of $60 million and cash provided by operating activities to fund, in part, capital expenditures.
See Long-term Debt and Equity in this section for additional information on issuances of long-term debt, issuances of common stock, and noncash settlement of a financing obligation.
Credit Facility Borrowings and Liquidity
The following table presents Ameren’s consolidated liquidity as of March 31, 2024:

Available at March 31, 2024
Ameren (parent) and Ameren Missouri:
Missouri Credit Agreement – borrowing capacity	$1,400
Less: Ameren Missouri commercial paper outstanding	444
Less: Letters of credit	5
Missouri Credit Agreement – subtotal	951
Ameren (parent) and Ameren Illinois:
Illinois Credit Agreement – borrowing capacity	1,200
Less: Ameren Illinois commercial paper outstanding	424
Illinois Credit Agreement – subtotal	776
Subtotal	$1,727
Add: Cash and cash equivalents	85
Net Available Liquidity(a)	$1,812
(a)Does not include Ameren’s forward equity sale agreements. See Note 4 – Long-term Debt and Equity Financings under Part I, Item 1, of this report for additional information.
The Credit Agreements, among other things, provide $2.6 billion of credit until maturity in December 2027. See Note 3 – Short-term Debt and Liquidity under Part I, Item 1, of this report for additional information on the Credit Agreements. During the three months ended March 31, 2024, Ameren Missouri and Ameren Illinois each issued commercial paper. Borrowings under the Credit Agreements and commercial paper issuances are based upon available interest rates at the time of the borrowing or issuance.
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
See Note 3 – Short-term Debt and Liquidity under Part I, Item 1, of this report for additional information on credit agreements, commercial paper issuances, Ameren’s money pool agreements and related borrowings, and relevant interest rates.
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

Long-term Debt and Equity
The following table presents issuances (net of any issuance premiums or discounts) of long-term debt and equity, as well as maturities of long-term debt for the three months ended March 31, 2024 and 2023:

	Month Issued, Redeemed, or Matured	2024	2023
Issuances of Long-term Debt
Ameren Missouri:
5.25% First mortgage bonds due 2054	January	$347	$—
5.45% First mortgage bonds due 2053	March	—	499
Total Ameren long-term debt issuances		$347	$499
Issuances of Common Stock
Ameren:
DRPlus and 401(k)(a)(b)	Various	$10	$5
Total Ameren common stock issuances(c)		$10	$5
Maturities of Long-term Debt
Ameren Missouri:
Audrain County agreement (Audrain County CT) due 2023	January	$—	$240	(d)
Total Ameren long-term debt maturities		$—	$240
(a)Ameren issued a total of 0.1 million and 0.1 million shares of common stock under its DRPlus and 401(k) plan for the three months ended March 31, 2024 and 2023, respectively.
(b)Excludes a $7 million and $7 million receivable at March 31, 2024 and 2023, respectively.
(c)Excludes 0.2 million and 0.5 million shares of common stock valued at $16 million and $37 million issued for no cash consideration in connection with stock-based compensation for the three months ended March 31, 2024 and 2023, respectively.
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
In April 2024, Ameren Missouri issued $500 million of 5.20% first mortgage bonds due April 2034, with interest payable semiannually on April 1 and October 1 of each year, beginning October 1, 2024. Net proceeds from this issuance were used for capital expenditures and to repay short-term debt.
In April 2024, $350 million principal amount of Ameren Missouri’s 3.50% senior secured notes matured and were repaid with cash on hand.
In April 2024, Ameren Missouri received capital contributions totaling $350 million from Ameren (parent).
See Note 4 – Long-term Debt and Equity Financings under Part I, Item 1, of this report for additional information, including proceeds from issuances of long-term debt, the use of those proceeds, Ameren’s forward equity sale agreements, and the ATM program.
Indebtedness Provisions and Other Covenants
At March 31, 2024, the Ameren Companies were in compliance with the provisions and covenants contained in their credit agreements, indentures, and articles of incorporation, as applicable, and ATXI was in compliance with the provisions and covenants contained in its note purchase agreements. See Note 3 – Short-term Debt and Liquidity under Part I, Item 1, of this report and Note 4 – Short-term Debt and Liquidity and Note 5 – Long-term Debt and Equity Financings under Part II, Item 8, of the Form 10-K for a discussion of provisions, applicable cross-default provisions, and covenants contained in our credit agreements, in ATXI’s note purchase agreements, and in certain of the Ameren Companies’ indentures and articles of incorporation.
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

Dividends
The amount and timing of dividends payable on Ameren’s common stock are within the sole discretion of Ameren’s board of directors. Ameren’s board of directors has not set specific targets or payout parameters when declaring common stock dividends, but it considers various factors, including Ameren’s overall payout ratio, payout ratios of our peers, projected cash flow and potential future cash flow requirements, historical earnings and cash flow, projected earnings, impacts of regulatory orders or legislation, and other key business considerations. Ameren expects its dividend payout ratio to be between 55% and 65% of annual earnings over the next few years.
See Note 4 – Short-term Debt and Liquidity and Note 5 – Long-term Debt and Equity Financings under Part II, Item 8, of the Form 10-K for additional discussion of covenants and provisions contained in certain of the Ameren Companies’ financial agreements and articles of incorporation that would restrict the Ameren Companies’ payment of dividends in certain circumstances. At March 31, 2024, none of these circumstances existed at Ameren, Ameren Missouri, or Ameren Illinois and, as a result, these companies were not restricted from paying dividends.
The following table presents common stock dividends declared and paid by Ameren Corporation to its common shareholders and by Ameren subsidiaries to their parent, Ameren Corporation, for the three months ended March 31, 2024 and 2023:

	Three Months
	2024	2023
Ameren	$178	$165
ATXI	—	55
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
Collateral Postings
Any weakening of our credit ratings may reduce access to capital and trigger additional collateral postings and prepayments. Such changes may also increase the cost of borrowing, resulting in an adverse effect on earnings. Cash collateral postings and prepayments made with external parties, including postings related to exchange-traded contracts were immaterial and cash collateral posted by external parties were $55 million for Ameren and Ameren Illinois at March 31, 2024. A sub-investment-grade issuer or senior unsecured debt rating (below “Baa3” from Moody’s or below “BBB-” from S&P) at March 31, 2024, could have resulted in Ameren, Ameren Missouri, or Ameren Illinois being required to post additional collateral or other assurances for certain trade and contractual obligations amounting to $610 million, $532 million, and $78 million, respectively.

Changes in commodity prices could trigger additional collateral postings and prepayments. Based on credit ratings at March 31, 2024, if market prices were 15% higher or lower than March 31, 2024 levels in the next 12 months and 20% higher or lower thereafter through the end of the term of the commodity contracts, then Ameren, Ameren Missouri, and Ameren Illinois could be required to post an immaterial amount, compared to each company’s liquidity, of collateral or provide other assurances for certain trade and contractual obligations.
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
•In June 2023, the MoPSC issued an order that resulted in an increase of $140 million to Ameren Missouri’s annual revenue requirement for electric retail service. The order increased the annualized base level of net energy costs pursuant to the FAC by approximately $40 million from the base level established in the MoPSC’s December 2021 electric rate order. The order also changed annualized depreciation, regulatory asset and liability amortization amounts, and the base level of expenses for trackers. On an annualized basis, these changes reflect approximate increases in “Depreciation and amortization” of $90 million and “Other income, net”, of $100 million, related to non-service pension and postretirement benefit income, on Ameren’s and Ameren Missouri’s consolidated statements of income. The new rates became effective on July 9, 2023. As a result of this order, Ameren Missouri expects a year-over-year increase to 2024 earnings, compared to 2023, of approximately $21 million ($10 million realized in the first quarter and $8 million and $3 million expected in the second and third quarter, respectively).
•Ameren Missouri expects to file for an electric service regulatory rate review by the end of July 2024. Ameren Missouri expects key drivers of the electric service regulatory rate review to include increased infrastructure investments and other costs of service.
•In 2018, the MoPSC issued an order approving Ameren Missouri’s MEEIA 2019 plan. The plan includes a portfolio of customer energy-efficiency and demand response programs through December 2024. Ameren Missouri intends to invest approximately $420 million over the life of the plan, including $76 million in 2024. The plan includes the continued use of the MEEIA rider, which allows Ameren Missouri to collect from, or refund to, customers any difference in actual MEEIA program costs and related lost electric revenues and the amounts collected from customers. In addition, the plan includes a performance incentive that provides Ameren Missouri an opportunity to earn revenues by achieving certain customer energy-efficiency goals. If the target program spending goal is achieved for 2024, the performance incentive would result in revenues of $12 million in 2024.
•In January 2024, Ameren Missouri filed a proposed customer energy-efficiency plan with the MoPSC under the MEEIA. This filing proposed a three-year plan, which includes a portfolio of customer energy-efficiency programs, along with the continued use of the MEEIA rider discussed above. If the plan is approved, Ameren Missouri intends to invest $123 million annually in the proposed customer energy-efficiency programs from 2025 to 2027. In addition, Ameren Missouri requested performance incentives applicable to each plan year to earn revenues by achieving certain customer energy-efficiency savings and target spending goals. If 100% of the goals are achieved, Ameren Missouri would earn performance incentive revenues totaling $56 million over the three-year plan. Ameren Missouri also requested additional performance incentives applicable to each plan year totaling up to $14 million over the three-year plan, if Ameren Missouri exceeds 100% of the goals. Ameren Missouri expects a decision by the MoPSC by October 2024, but cannot predict the ultimate outcome of this regulatory proceeding.
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
•Pursuant to December 2022 and March 2021 ICC orders, Ameren Illinois used the IEIMA formula framework to establish annual electric distribution service rates effective through 2023, and reconciled the related revenue requirement for customer rates established for 2023. As such, Ameren Illinois’ 2023 revenues reflected actual recoverable costs, year-end rate base, and a return at the applicable WACC, with the ROE component based on the annual average of the monthly yields of the 30-year United States Treasury bonds plus 580 basis points. By law, the decoupling provisions extend beyond 2023, which ensures that Ameren Illinois’ electric distribution revenues authorized in a regulatory rate review are not affected by changes in sales volumes. In April 2024, Ameren Illinois filed for a reconciliation adjustment to its 2023 electric distribution service revenue requirement with the ICC, requesting recovery of $160 million. An ICC decision in this proceeding is required by December 2024, and any approved adjustment would be collected from customers in 2025. This is the final revenue requirement reconciliation under the IEIMA formula framework.
•Pursuant to the CEJA, which was enacted in September 2021, Ameren Illinois may file an MYRP with the ICC to establish base rates for electric distribution service to be charged to customers for each calendar year of a four-year period. The base rates for a particular calendar year are based on forecasted recoverable costs and an ICC-determined ROE applied to Ameren Illinois’ forecasted average annual rate base using a forecasted capital structure, with a common equity ratio of up to 50% being deemed prudent and reasonable by law and a higher equity ratio requiring specific ICC approval. The ROE determined by the ICC for each calendar year of the four-year period is subject to annual adjustments based on certain performance incentives and penalties. An MYRP allows Ameren Illinois to reconcile electric distribution service rates to its actual revenue requirement on an annual basis, subject to a reconciliation cap and adjustments to the ROE. Under the MYRP discussed below, Ameren Illinois’ 2024 electric distribution service revenues will be based on its 2024 actual recoverable costs, 2024 year-end rate base, and an ROE of 8.72%, as adjusted for any performance incentives or penalties, provided the actual revenue requirement does not exceed the reconciliation cap. If a given year’s revenue amount collected from customers varies from the approved revenue requirement, an adjustment is made to electric operating revenues with an offset to a regulatory asset or liability to reflect that year’s actual revenue requirement, independent of actual sales volumes. The regulatory balance is then collected from, or refunded to, customers within two years from the end of the applicable annual period. Ameren Illinois’ existing riders will remain effective under the MYRP discussed below, and will continue to remain effective beyond 2027 whether it elects to file an MYRP or a traditional regulatory rate review. Additionally, electric distribution service revenues continue to be decoupled from sales volumes under either election.
•In December 2023, the ICC issued an order in Ameren Illinois' MYRP proceeding, approving revenue requirements for electric distribution service for 2024, 2025, 2026, and 2027 of $1,162 million, $1,210 million, $1,242 million, and $1,255 million, respectively. These revenue requirements were established under an alternative methodology which used Ameren Illinois’ previously approved 2022 year-end rate base since the order rejected the Grid Plan that was filed by Ameren Illinois as a part of the MYRP proceeding. In March 2024, pursuant to the order, Ameren Illinois filed a revised Grid Plan and a request to update the associated MYRP revenue requirements for 2024, 2025, 2026, and 2027 of $1,207 million, $1,286 million, $1,371 million, and $1,433 million, respectively. An ICC decision on the revised Grid Plan and updated revenue requirements is expected by December 2024 with rates effective in January 2025. The 2022 year-end rate base will remain in effect through 2027 unless subsequently changed by the ICC in the rehearing discussed below or if approval of a revised Grid Plan results in an update of each year’s revenue requirement. The approved revenue requirements in the ICC’s December 2023 order represent a cumulative four-year increase of $142 million compared to a cumulative increase of $321 million requested by Ameren Illinois in its March 2024 revised MYRP. In January 2024, the ICC partially denied a rehearing requested by Ameren Illinois to revise the allowed ROE in the December 2023 order and granted Ameren Illinois’ rehearing request to consider whether it is appropriate to use the 2022 year-end rate base for each year of the MYRP and to include a base level of investments to maintain grid reliability in each year of the MYRP. Additionally, the scope of the rehearing includes a review of certain operations and maintenance expenses in each year of the MYRP. In February 2024, Ameren Illinois filed its request in the rehearing proceeding, and subsequently updated the request in April 2024, proposing an updated 2024 revenue requirement of $1,213 million. An ICC decision in the rehearing proceeding is expected by late June 2024, with new rates effective July 2024. Also, in January 2024, Ameren Illinois filed an appeal of the December 2023 ICC order and the partial denial of Ameren Illinois’ request for rehearing to the Illinois Appellate Court for the Fifth Judicial District. The court is under no deadline to address the appeal. Ameren Illinois cannot predict the ultimate outcome of the revised Grid Plan filing, its request to update the associated MYRP revenue requirements for 2024 through 2027, the rehearing proceeding, or the appeal to the Illinois Appellate Court for the Fifth Judicial District. Ameren Illinois has taken prudent steps to align its 2024 operations with the ICC order, while continuing to ensure safe and adequate service is maintained. This includes reductions to Ameren Illinois’ capital expenditure and operations and maintenance expense plans.
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
•In November 2023, the ICC issued an order in Ameren Illinois’ January 2023 natural gas delivery service regulatory rate review, which resulted in an increase to its annual revenues for natural gas delivery service of $112 million. The new rates became effective on November 28, 2023. In December 2023, Ameren Illinois filed a request for rehearing with the ICC to revise the approved ROE and capital structure common equity percentage, and reverse an approximately $93 million reduction of planned distribution and transmission capital investments included in the order, among other things. In January 2024, the ICC denied Ameren Illinois’ rehearing request. Subsequently, in January 2024, Ameren Illinois filed an appeal of the November 2023 ICC order and the January 2024 ICC denial of Ameren Illinois’ request for rehearing to the Illinois Appellate Court for the Fifth Judicial District. The court is under no deadline to address the appeal. Ameren Illinois cannot predict the ultimate outcome of this appeal. Ameren Illinois has taken prudent steps to align its 2024 operations with the ICC order, while continuing to ensure safe and adequate service is maintained. This includes reductions to Ameren Illinois’ capital expenditure and operations and maintenance expense plans.
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

•In September 2023, the United States District Court for the Eastern District of Missouri granted Ameren Missouri’s request to modify a September 2019 remedy order issued by the district court in order to allow the retirement of the Rush Island Energy Center in advance of its previously expected retirement date of 2039, in lieu of installing a flue gas desulfurization system. In its amended remedy order, the district court established an October 15, 2024 retirement date to allow for the completion of various transmission reliability projects and, in the interim, authorized Ameren Missouri to operate the energy center only as needed and as directed by the MISO. The MISO designated the Rush Island Energy Center as a system support resource in 2022 and concluded that certain reliability mitigation measures, including transmission upgrades, should occur before the energy center is retired. The Rush Island Energy Center began operating as a system support resource on September 1, 2022. In 2023, the MISO extended the system support resource designation through August 2024, and in September 2023, an agreement between Ameren Missouri and the MISO was approved by the FERC that results in the Rush Island Energy Center only operating during peak demand times and emergencies. The system support resource designation and the related agreement are subject to annual renewal and revision. Construction activities are underway for the transmission upgrades approved by the MISO, with the majority of the upgrades expected to be completed in the fall of 2024. Ameren Missouri expects to complete the last of the upgrades by mid-2025. The United States Department of Justice is seeking an order from the district court providing for additional mitigation relief related to prior emissions. Ameren Missouri contends that the retirement of the Rush Island Energy Center, which eliminates all future emissions from the energy center, mitigates claims relating to prior emissions. In March 2024, the district court ordered Ameren Missouri and the United States Department of Justice to file proposed draft orders outlining additional mitigation relief. In May 2024, Ameren Missouri filed a proposed draft order that includes retiring the Rush Island Energy Center, a program to provide electric buses and charging stations to schools in the metro St. Louis area, a program to provide air filters to eligible Ameren Missouri electric residential customers, and the retirement of SO2 allowances. Excluding the accelerated retirement of the Rush Island Energy Center, these programs are estimated to cost approximately $20 million . Also in May 2024, the United States Department of Justice filed a proposed draft order that includes a program to provide electric buses and charging stations to schools in the metro St. Louis area and a program to provide air filters to eligible Ameren Missouri electric residential customers. These programs include a significantly greater number of buses, charging stations, and air filters than Ameren Missouri’s proposal and the United States Department of Justice estimates these programs would cost approximately $120 million. As of March 31, 2024, Ameren and Ameren Missouri recorded a $20 million liability related to the cost of potential additional mitigation, which represents the estimated minimum liability, as no other amount within the range was a better estimate. The district court is expected to hold a hearing in mid-2024 and an order is expected in the second half of 2024. Depending on the scope and basis of the order, Ameren Missouri or the United States Department of Justice could appeal any additional mitigation relief ordered. For additional information on the NSR and Clean Air Act litigation, see Note 9 – Commitments and Contingencies under Part I, Item 1, of this report. As part of the assessment of any potential future abandonment loss, consideration will be given to rate and securitization orders issued by the MoPSC to Ameren Missouri and to orders issued to other Missouri utilities with similar facts. See below for information regarding Ameren Missouri’s petition filed with the MoPSC requesting the securitization of costs associated with the planned accelerated retirement of the Rush Island Energy Center.
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
•Ameren Missouri and Ameren Illinois continue to make infrastructure investments and expect to seek increases to electric and natural gas rates to recover the cost of investments and earn an adequate return. Ameren Missouri and Ameren Illinois will also seek new, or to maintain existing, regulatory and legislative solutions to address regulatory lag and to support investment in their utility infrastructure for the benefit of their customers. Ameren Missouri and Ameren Illinois continue to face cost recovery pressures, including limited economic growth in their service territories, increasing inflation, higher cost of debt, customer conservation efforts, the impacts of additional customer energy-efficiency programs, and increased customer use of increasingly cost-effective advancements in innovative energy technologies, including private generation and energy storage. However, we expect the decreased demand to be offset by increased demand resulting from increased electrification of the economy, including in the transportation sector, and as a means to address economy-wide CO2 emission concerns. In addition, several entities are considering either locating or expanding their operations within our service territories. We expect that increased investments, including expected future investments for environmental compliance, system reliability improvements, and new generation sources, will result in rate base and revenue growth but also higher depreciation and financing costs.
Liquidity and Capital Resources
•In September 2023, Ameren Missouri filed its 2023 IRP with the MoPSC, which includes Ameren Missouri’s preferred plan for meeting customers’ projected long-term energy needs in a manner that maintains system reliability and customer affordability while transitioning to clean energy generation in an environmentally responsible manner. In connection with this plan, Ameren is continuing to target net-

zero carbon emissions by 2045, as well as a 60% reduction by 2030 and an 85% reduction by 2040 based on 2005 levels. Ameren’s goals include both reduction of direct emissions from operations (scope 1), as well as electricity usage at Ameren buildings (scope 2), including other greenhouse gas emissions of methane, nitrous oxide, and sulfur hexafluoride. Achieving these goals will be dependent on a variety of factors, including cost-effective advancements in innovative clean energy technologies and constructive federal and state energy and economic policies. The preferred plan includes, among other things, the following:
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
•Pursuant to Missouri law, in November 2023, Ameren Missouri petitioned the MoPSC for a financing order to authorize the issuance of securitized utility tariff bonds to finance $519 million of costs related to the planned accelerated retirement of the Rush Island Energy Center, which includes the expected remaining unrecovered net plant balance associated with the facility, among other costs. Ameren Missouri requested to collect the amounts necessary to repay the bonds over approximately 15 years from the date of bond issuance. In March 2024, the MoPSC staff filed an updated response to Ameren Missouri’s petition that stated Ameren Missouri’s decision to accelerate the retirement of the Rush Island Energy Center was prudent and recommended that $497 million of costs be financed through securitized utility tariff bonds. However, the MoPSC staff claimed Ameren Missouri’s prior actions that resulted in the adverse ruling in the NSR and Clean Air Act Litigation discussed in Note 9 – Commitments and Contingencies under Part I, Item 1, of this report, were imprudent and recommended that the impact of those actions on customers be considered in future regulatory proceedings. In February 2024, the MoOPC filed a response to Ameren Missouri’s petition that opposes the issuance of securitized utility tariff bonds. If Ameren Missouri is not allowed to recover Rush Island Energy Center costs through securitization or if future regulatory proceedings result in revenue reductions based on Ameren Missouri’s prior actions that resulted in the adverse ruling in the NSR and Clean Air Act litigation, it could have a material adverse effect on the results of operations, financial position, and liquidity of Ameren and Ameren Missouri. Ameren Missouri expects a decision by the MoPSC by the end of June 2024, but cannot predict the ultimate outcome of this regulatory proceeding.
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
•Through 2028, we expect to make significant capital expenditures to improve our electric and natural gas utility infrastructure, with a major portion directed to our transmission and distribution systems. We estimate that we will invest up to $22.8 billion (Ameren Missouri – up to $13.5 billion; Ameren Illinois – up to $7.6 billion; ATXI – up to $1.7 billion) of capital expenditures during the period from 2024 through 2028. Ameren’s and Ameren Missouri’s estimates include $3.3 billion of renewable generation investments and $2.7 billion of dispatchable generation investments through 2028, consistent with Ameren Missouri’s 2023 IRP. Ameren’s and Ameren Illinois’ estimates include investments necessary to meet compliance requirements of the CEJA, while continuing to ensure safe and adequate service is maintained. Ameren Illinois’ estimates may be revised as a result of future ICC orders related to its current MYRP.
•In 2021, the MISO issued a report outlining a preliminary long-range transmission planning roadmap of projects through 2039, which considers the rapidly changing generation mix within MISO resulting from significant additions of renewable generation, actual and expected generation plant closures, and state mandates or goals for clean energy or carbon emissions reductions. In July 2022, the MISO approved the first tranche of projects under the roadmap. A portion of these projects were assigned to various utilities, of which Ameren was awarded projects that are estimated to cost approximately $1.8 billion, based on the MISO’s cost estimate. Related to these projects, Ameren began substation upgrades in May 2024 in advance of transmission line construction, which is expected to begin in 2026, with forecasted completion dates near the end of this decade. In 2022 and 2023, the MISO initiated requests for proposals for first tranche competitive bid projects. In October and November 2023, two first tranche competitive bid projects were awarded to ATXI and represent a total estimated investment of approximately $0.1 billion. In April 2024, the remaining first tranche competitive-bid project was awarded to ATXI and represents an estimated investment of approximately $0.3 billion. ATXI will own 51% of the assets associated with the projects awarded in October 2023 and April 2024, and the remaining 49% of the assets will be owned by an unaffiliated entity. In February 2024, Ameren Illinois and ATXI filed a request for a CCN, among other things, with the ICC related to the portion of the MISO long-range transmission projects discussed above that will be constructed within the ICC’s jurisdiction. A decision by the ICC is expected by mid-2025. In March 2024, the MISO preliminarily identified a second tranche of projects with estimated costs of $17 billion to $23 billion based on MISO’s cost estimate. The MISO is expected to approve the second tranche of projects in the third quarter of 2024.
•Environmental regulations, including those related to CO2 emissions, or other actions taken by the EPA or state regulators, or requirements that may result from the NSR and Clean Air Act Litigation, could result in significant increases in capital expenditures and operating costs. Regulations can be reviewed and repealed, and replacement or alternative regulations can be proposed or adopted by the current federal administration, including the EPA. See Note 9 – Commitments and Contingencies under Part I, Item 1, of this report, for additional information on environmental matters, including the NSR and Clean Air Act litigation. The ultimate implementation of any of these new regulations, as well as the timing of any such implementation, is uncertain. However, the individual or combined effects of existing and new environmental regulations could result in significant capital expenditures, increased operating costs, or the closure or alteration of some of Ameren Missouri’s coal and natural gas-fired energy centers. Ameren Missouri’s operating costs and capital expenditures are subject to MoPSC prudence reviews, which could result in cost disallowances, as well as regulatory lag. The cost of Ameren Illinois’ purchased power and natural gas purchased for resale could increase. However, Ameren Illinois expects that these costs would be recovered from customers with no material adverse effect on its results of operations, financial position, or liquidity. Ameren’s and Ameren Missouri’s earnings could benefit from increased investment to comply with environmental regulations if those investments are reflected and recovered on a timely basis in customer rates.
•The Ameren Companies have multiyear credit agreements that cumulatively provide $2.6 billion of credit through December 2027, subject to a 364-day repayment term for Ameren Missouri and Ameren Illinois, with the option to seek incremental commitments to increase the cumulative credit provided to $3.2 billion. See Note 3 – Short-term Debt and Liquidity under Part I, Item 1, of this report and

Note 4 – Short-term Debt and Liquidity under Part II, Item 8, in the Form 10-K for additional information regarding the Credit Agreements. See Note 5 – Long-term Debt and Equity Financings under Part II, Item 8, in the Form 10-K for long-term debt maturities from 2024 to 2028 and beyond at Ameren (parent), Ameren Missouri, Ameren Illinois, and ATXI. See Note 4 – Long-term Debt and Equity Financings under Part I, Item 1, of this report for outstanding forward sale agreements under the ATM and issuances and maturities of long-term debt in 2024 through the date of this report. The use of cash provided by operating activities and short-term borrowings to fund capital expenditures and other long-term investments at the Ameren Companies frequently results in a working capital deficit, defined as current liabilities exceeding current assets, as was the case at March 31, 2024, for Ameren, Ameren Missouri, and Ameren Illinois. Ameren, Ameren Missouri, and Ameren Illinois each believe that their liquidity is adequate given their respective expected operating cash flows, capital expenditures, and financing plans, and expect to continue to have access to the capital and credit markets on reasonable terms when needed. However, there can be no assurance that significant changes in economic conditions, disruptions in the capital and credit markets, or other unforeseen events will not materially affect their ability to execute their expected operating, capital, or financing plans.
•Ameren expects its cash used for currently planned capital expenditures and dividends to exceed cash provided by operating activities over the next several years. As part of its funding plan for capital expenditures, Ameren is using newly issued shares of common stock to satisfy requirements under the DRPlus and employee benefit plans and expects to continue to do so through at least 2028. Additionally, Ameren has an ATM program under which Ameren may offer and sell from time to time common stock, which includes the ability to enter into forward sales agreements, subject to market conditions and other factors. As of March 31, 2024, Ameren had multiple forward sale agreements that could be settled under the ATM program with various counterparties relating to 2.9 million shares of common stock. Ameren expects to settle approximately $230 million of the forward sale agreements with physical delivery of 2.9 million shares of common stock by December 31, 2024. Including issuances under the DRPlus and employee benefit plans, Ameren plans to issue approximately $300 million of equity in 2024 and approximately $600 million of equity each year from 2025 to 2028. As of March 31, 2024, Ameren had approximately $770 million of common stock available for sale under the ATM program, which takes into account the forward sale agreements in effect as of March 31, 2024. Ameren expects its equity to total capitalization to support solid investment-grade credit ratings. Ameren Missouri and Ameren Illinois expect to fund cash flow needs through debt issuances, adjustments of dividends to Ameren (parent), and/or capital contributions from Ameren (parent).
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
•As of March 31, 2024, Ameren had $180 million in tax benefits from federal and state income tax credit carryforwards, $42 million in tax benefits from state net operating loss carryforwards, and $39 million in tax overpayments, refunds, and receivables, which will be utilized in future periods. Future expected income tax payments are based on expected taxable income, available income tax credit and net operating loss carryforwards, and current tax law. Expected taxable income is affected by expected capital expenditures, when property, plant, and equipment is placed in-service or retired, and the timing of regulatory reviews, among other things. Based on preliminary calculations, Ameren does not expect to be subject to the 15% minimum tax on adjusted financial statement income imposed by the IRA through 2028. Ameren expects annual federal income tax payments to be immaterial through 2028.

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
ITEM 4. CONTROLS AND PROCEDURES.
(a)Evaluation of Disclosure Controls and Procedures
As of March 31, 2024, evaluations were performed under the supervision and with the participation of management, including the principal executive officer and the principal financial officer of each of the Ameren Companies, of the effectiveness of the design and operation of such registrant’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act). Based on those evaluations, as of March 31, 2024, the principal executive officer and the principal financial officer of each of the Ameren Companies concluded that such disclosure controls and procedures are effective to provide assurance that information required to be disclosed in such registrant’s reports filed or submitted under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms and such information is accumulated and communicated to its management, including its principal executive officer and its principal financial officer, to allow timely decisions regarding required disclosure.
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
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.
Ameren Corporation, Ameren Missouri, and Ameren Illinois did not purchase equity securities reportable under Item 703 of Regulation S-K during the period from January 1, 2024, to March 31, 2024.

ITEM 5. OTHER INFORMATION.
Insider Adoption or Termination of Trading Arrangements
During the fiscal quarter ended March 31, 2024, none of our directors or officers informed us of the adoption or termination of a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as those terms are defined in Regulation S-K, Item 408.

ITEM 6. EXHIBITS.
The documents listed below are being filed or have previously been filed on behalf of the Ameren Companies and are incorporated herein by reference from the documents indicated and made a part hereof. Exhibits not identified as previously filed are filed herewith.

Exhibit Designation	Registrant(s)	Nature of Exhibit	Previously Filed as Exhibit to:
Instruments Defining Rights of Security Holders, Including Indentures
4.1	Ameren Ameren Missouri	Supplemental Indenture to the Ameren Missouri Mortgage dated January 1, 2024, for 5.25% First Mortgage Bonds due 2054	January 9, 2024 Form 8-K, Exhibit 4.2, File No. 1-14756
4.2	Ameren Ameren Missouri	Supplemental Indenture to the Ameren Missouri Mortgage dated March 1, 2024, for 5.20% First Mortgage Bonds due 2034	April 4, 2024 Form 8-K, Exhibit 4.2, File No. 1-14756
Rule 13a-14(a) / 15d-14(a) Certifications
31.1	Ameren	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer of Ameren
31.2	Ameren	Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer of Ameren
31.3	Ameren Missouri	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer of Ameren Missouri
31.4	Ameren Missouri	Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer of Ameren Missouri
31.5	Ameren Illinois	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer of Ameren Illinois
31.6	Ameren Illinois	Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer of Ameren Illinois
Section 1350 Certifications
32.1	Ameren	Section 1350 Certification of Principal Executive Officer and Principal Financial Officer of Ameren
32.2	Ameren Missouri	Section 1350 Certification of Principal Executive Officer and Principal Financial Officer of Ameren Missouri
32.3	Ameren Illinois	Section 1350 Certification of Principal Executive Officer and Principal Financial Officer of Ameren Illinois
Interactive Data Files
101.INS	Ameren Companies	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
101.SCH	Ameren Companies	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Ameren Companies	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB	Ameren Companies	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Ameren Companies	Inline XBRL Taxonomy Extension Presentation Linkbase Document
101.DEF	Ameren Companies	Inline XBRL Taxonomy Extension Definition Document
104	Ameren Companies	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)
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
Date: May 6, 2024