Form 10-Q
period 2024-06-30
AMEREN CORP; Ameren Illinois Co; UNION ELECTRIC CO
filed 2024-08-05
CIK 1002910, 18654, 100826

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the Quarterly Period Ended June 30, 2024

OR

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from to

Commission File Number	Exact name of registrant as specified in its charter; State of Incorporation; Address and Telephone Number	IRS Employer Identification No.
1-14756	Ameren Corporation	43-1723446
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

Ameren Corporation	☐
Union Electric Company	☐
Ameren Illinois Company	☐
Indicate by check mark whether each registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Ameren Corporation	Yes	☐	No	☒
Union Electric Company	Yes	☐	No	☒
Ameren Illinois Company	Yes	☐	No	☒
The number of shares outstanding of each registrant’s classes of common stock as of July 31, 2024, was as follows:

Registrant	Title of each class of common stock	Shares outstanding
Ameren Corporation	Common stock, $0.01 par value per share	266,816,725
Union Electric Company	Common stock, $5 par value per share, held by Ameren Corporation	102,123,834
Ameren Illinois Company	Common stock, no par value, held by Ameren Corporation	25,452,373

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

FORWARD-LOOKING STATEMENTS
Statements in this report not based on historical facts are considered “forward-looking” and, accordingly, involve risks and uncertainties that could cause actual results to differ materially from those discussed. Although such forward-looking statements have been made in good faith and are based on reasonable assumptions, there is no assurance that the expected results will be achieved. These statements include (without limitation) statements as to future expectations, beliefs, plans, projections, strategies, targets, estimates, objectives, events, conditions, and financial performance. In connection with the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995, we are providing this cautionary statement to identify important factors that could cause actual results to differ materially from those anticipated. The following factors, in addition to those discussed within Risk Factors in the Form 10-K, and elsewhere in this report and in our other filings with the SEC, could cause actual results to differ materially from management expectations suggested in such forward-looking statements:
•regulatory, judicial, or legislative actions, and any changes in regulatory policies and ratemaking determinations, that may change regulatory recovery mechanisms, such as those that may result from any additional mitigation relief related to the operation of the Rush Island Energy Center that may be ordered by the United States District Court for the Eastern District of Missouri, the MoOPC’s request for rehearing of the MoPSC’s June 2024 financing order to authorize the issuance of securitized utility tariff bonds to finance the cost of the planned accelerated retirement of the Rush Island Energy Center, Ameren Missouri’s electric service regulatory rate review filed with the MoPSC in June 2024, Ameren Missouri’s proposed customer energy-efficiency plan under the MEEIA filed with the MoPSC in January 2024, Ameren Illinois’ December 2023 ICC order for the MYRP electric distribution service regulatory rate review that directed Ameren Illinois to file a revised Grid Plan and a request to update the associated MYRP revenue requirements for 2024 through 2027, both subsequently filed in March 2024, along with the appeal of the December 2023 order to the Illinois Appellate Court for the Fifth Judicial District, Ameren Illinois’ electric distribution service revenue requirement reconciliation adjustment request filed with the ICC in April 2024, Ameren Illinois’ appeal of the November 2023 ICC natural gas delivery service rate order to the Illinois Appellate Court for the Fifth Judicial District, and the August 2022 United States Court of Appeals for the District of Columbia Circuit ruling that vacated the FERC’s MISO ROE-determining orders and remanded the proceedings to the FERC;
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

•the outcome of competitive bids related to requests for proposals and project approvals, including CCNs from the MoPSC and the ICC or any other required approvals, associated with the MISO’s long-range transmission planning;
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
•the effects on energy prices and demand for our services resulting from customer growth patterns or usage, technological advances, including advances in customer energy efficiency, electric vehicles, electrification of various industries, energy storage, and private generation sources, which generate electricity at the site of consumption and are becoming more cost-competitive;
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
•labor disputes, work force reductions, our ability to retain professional and skilled-craft employees, changes in future wage and employee benefits costs, including those resulting from changes in discount rates, mortality tables, returns on benefit plan assets, and other assumptions;
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

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS.

AMEREN CORPORATION
CONSOLIDATED STATEMENT OF INCOME AND COMPREHENSIVE INCOME
(Unaudited) (In millions, except per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Operating Revenues:
Electric	$1,521	$1,585	$2,885	$3,175
Natural gas	172	175	624	647
Total operating revenues	1,693	1,760	3,509	3,822
Operating Expenses:
Fuel and purchased power	327	480	655	1,088
Natural gas purchased for resale	33	42	184	250
Other operations and maintenance	465	450	935	898
Depreciation and amortization	376	335	737	655
Taxes other than income taxes	131	124	266	251
Total operating expenses	1,332	1,431	2,777	3,142
Operating Income	361	329	732	680
Other Income, Net	103	82	192	160
Interest Charges	165	134	319	261
Income Before Income Taxes	299	277	605	579
Income Taxes	39	38	83	75
Net Income	260	239	522	504
Less: Net Income Attributable to Noncontrolling Interests	2	2	3	3
Net Income Attributable to Ameren Common Shareholders	$258	$237	$519	$501

Net Income	$260	$239	$522	$504
Other Comprehensive Loss, Net of Taxes
Pension and other postretirement benefit plan activity, net of income taxes (benefit) of $(1), $—, $(1), and $—, respectively	(2)	(1)	(3)	(2)
Comprehensive Income	258	238	519	502
Less: Comprehensive Income Attributable to Noncontrolling Interests	2	2	3	3
Comprehensive Income Attributable to Ameren Common Shareholders	$256	$236	$516	$499

Earnings per Common Share – Basic	$0.97	$0.90	$1.95	$1.91

Earnings per Common Share – Diluted	$0.97	$0.90	$1.95	$1.90

Weighted-average Common Shares Outstanding – Basic	266.7	262.6	266.5	262.4
Weighted-average Common Shares Outstanding – Diluted	266.8	263.2	266.8	263.2
The accompanying notes are an integral part of these consolidated financial statements.

AMEREN CORPORATION
CONSOLIDATED BALANCE SHEET
(Unaudited) (In millions, except per share amounts)

	June 30, 2024	December 31, 2023
ASSETS
Current Assets:
Cash and cash equivalents	$19	$25
Accounts receivable – trade (less allowance for doubtful accounts of $37 and $30, respectively)	514	494
Unbilled revenue	407	319
Miscellaneous accounts receivable	62	106
Inventories	740	733
Current regulatory assets	345	365
Other current assets	130	139
Total current assets	2,217	2,181
Property, Plant, and Equipment, Net	34,873	33,776
Investments and Other Assets:
Nuclear decommissioning trust fund	1,266	1,150
Goodwill	411	411
Regulatory assets	1,952	1,810
Pension and other postretirement benefits	566	581
Other assets	1,049	921
Total investments and other assets	5,244	4,873
TOTAL ASSETS	$42,334	$40,830
LIABILITIES AND EQUITY
Current Liabilities:
Current maturities of long-term debt	$799	$849
Short-term debt	691	536
Accounts and wages payable	774	1,136
Interest accrued	177	147
Customer deposits	197	176
Other current liabilities	655	501
Total current liabilities	3,293	3,345
Long-term Debt, Net	16,280	15,121
Deferred Credits and Other Liabilities:
Accumulated deferred income taxes and tax credits, net	4,325	4,176
Regulatory liabilities	5,531	5,512
Asset retirement obligations	791	772
Other deferred credits and liabilities	446	426
Total deferred credits and other liabilities	11,093	10,886
Commitments and Contingencies (Notes 2, 9, and 10)
Shareholders’ Equity:
Common stock, $.01 par value, 400.0 shares authorized – shares outstanding of 266.8 and 266.3, respectively	3	3
Other paid-in capital, principally premium on common stock	7,246	7,216
Retained earnings	4,299	4,136
Accumulated other comprehensive loss	(9)	(6)
Total shareholders’ equity	11,539	11,349
Noncontrolling Interests	129	129
Total equity	11,668	11,478
TOTAL LIABILITIES AND EQUITY	$42,334	$40,830
The accompanying notes are an integral part of these consolidated financial statements.

AMEREN CORPORATION
CONSOLIDATED STATEMENT OF CASH FLOWS
(Unaudited) (In millions)
	Six Months Ended June 30,
	2024	2023
Cash Flows From Operating Activities:
Net income	$522	$504
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	760	703
Amortization of nuclear fuel	38	36
Amortization of debt issuance costs and premium/discounts	9	8
Deferred income taxes and investment tax credits, net	76	66
Allowance for equity funds used during construction	(25)	(23)
Stock-based compensation costs	14	14
Other	13	(19)
Changes in assets and liabilities:
Receivables	(85)	173
Inventories	(7)	(44)
Accounts and wages payable	(210)	(335)
Taxes accrued	121	93
Regulatory assets and liabilities	(105)	(81)
Assets, other	(53)	(38)
Liabilities, other	100	34
Pension and other postretirement benefits	(112)	(114)
Counterparty collateral, net	(7)	134
Net cash provided by operating activities	1,049	1,111
Cash Flows From Investing Activities:
Capital expenditures	(1,892)	(1,822)
Nuclear fuel expenditures	(37)	(50)
Purchases of securities – nuclear decommissioning trust fund	(323)	(81)
Sales and maturities of securities – nuclear decommissioning trust fund	309	65
Other	11	(1)
Net cash used in investing activities	(1,932)	(1,889)
Cash Flows From Financing Activities:
Dividends on common stock	(356)	(330)
Dividends paid to noncontrolling interest holders	(3)	(3)
Short-term debt, net	156	260
Maturities of long-term debt	(350)	(100)
Issuances of long-term debt	1,470	997
Issuances of common stock	21	16
Employee payroll taxes related to stock-based compensation	(8)	(20)
Debt issuance costs	(18)	(9)
Other	—	(3)
Net cash provided by financing activities	912	808
Net change in cash, cash equivalents, and restricted cash	29	30
Cash, cash equivalents, and restricted cash at beginning of year	272	216
Cash, cash equivalents, and restricted cash at end of period	$301	$246
The accompanying notes are an integral part of these consolidated financial statements.

AMEREN CORPORATION
CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY
(Unaudited) (In millions, except per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Common Stock	$3	$3	$3	$3

Other Paid-in Capital:
Beginning of period	7,228	6,861	7,216	6,860
Shares issued under the DRPlus and 401(k) plan	11	11	21	23
Stock-based compensation activity	7	8	9	(3)
Other paid-in capital, end of period	7,246	6,880	7,246	6,880

Retained Earnings:
Beginning of period	4,219	3,745	4,136	3,646
Net income attributable to Ameren common shareholders	258	237	519	501
Dividends on common stock	(178)	(165)	(356)	(330)
Retained earnings, end of period	4,299	3,817	4,299	3,817

Accumulated Other Comprehensive Loss:
Deferred retirement benefit costs, beginning of period	(7)	(2)	(6)	(1)
Change in deferred retirement benefit costs	(2)	(1)	(3)	(2)
Deferred retirement benefit costs, end of period	(9)	(3)	(9)	(3)
Total accumulated other comprehensive loss, end of period	(9)	(3)	(9)	(3)
Total Shareholders’ Equity	$11,539	$10,697	$11,539	$10,697

Noncontrolling Interests:
Beginning of period	129	129	129	129
Net income attributable to noncontrolling interest holders	2	2	3	3
Dividends paid to noncontrolling interest holders	(2)	(2)	(3)	(3)
Noncontrolling interests, end of period	129	129	129	129
Total Equity	$11,668	$10,826	$11,668	$10,826

Common stock shares outstanding at beginning of period	266.6	262.6	266.3	262.0
Shares issued under the DRPlus and 401(k) plan	0.2	0.1	0.3	0.2
Shares issued for stock-based compensation	—	—	0.2	0.5
Common stock shares outstanding at end of period	266.8	262.7	266.8	262.7

Dividends per common share	$0.67	$0.63	$1.34	$1.26
The accompanying notes are an integral part of these consolidated financial statements.

UNION ELECTRIC COMPANY (d/b/a AMEREN MISSOURI)
CONSOLIDATED STATEMENT OF INCOME
(Unaudited) (In millions)

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Operating Revenues:
Electric	$864	$918	$1,578	$1,759
Natural gas	24	23	85	105
Total operating revenues	888	941	1,663	1,864
Operating Expenses:
Fuel and purchased power	189	289	355	610
Natural gas purchased for resale	9	9	37	56
Other operations and maintenance	247	237	501	476
Depreciation and amortization	208	186	403	362
Taxes other than income taxes	91	88	178	168
Total operating expenses	744	809	1,474	1,672
Operating Income	144	132	189	192
Other Income, Net	49	22	93	41
Interest Charges	63	52	125	103
Income Before Income Taxes	130	102	157	130
Income Taxes (Benefit)	1	(1)	2	(2)
Net Income	129	103	155	132
Preferred Stock Dividends	1	1	2	2
Net Income Available to Common Shareholder	$128	$102	$153	$130
The accompanying notes as they relate to Ameren Missouri are an integral part of these consolidated financial statements.

UNION ELECTRIC COMPANY (d/b/a AMEREN MISSOURI)
CONSOLIDATED BALANCE SHEET
(Unaudited) (In millions, except per share amounts)

	June 30, 2024	December 31, 2023
ASSETS
Current Assets:
Cash and cash equivalents	$—	$—
Accounts receivable – trade (less allowance for doubtful accounts of $12 and $12, respectively)	211	204
Accounts receivable – affiliates	67	72
Unbilled revenue	271	163
Miscellaneous accounts receivable	30	26
Inventories	520	508
Current regulatory assets	124	101
Other current assets	63	68
Total current assets	1,286	1,142
Property, Plant, and Equipment, Net	17,938	17,250
Investments and Other Assets:
Nuclear decommissioning trust fund	1,266	1,150
Regulatory assets	733	755
Pension and other postretirement benefits	138	157
Other assets	194	152
Total investments and other assets	2,331	2,214
TOTAL ASSETS	$21,555	$20,606
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Current maturities of long-term debt	$—	$350
Short-term debt	390	170
Borrowings from money pool	—	306
Accounts and wages payable	366	618
Accounts payable – affiliates	58	53
Taxes accrued	132	28
Interest accrued	82	69
Other current liabilities	234	153
Total current liabilities	1,262	1,747
Long-term Debt, Net	6,830	5,991
Deferred Credits and Other Liabilities:
Accumulated deferred income taxes and tax credits, net	2,196	2,122
Regulatory liabilities	2,925	2,959
Asset retirement obligations	788	768
Other deferred credits and liabilities	88	56
Total deferred credits and other liabilities	5,997	5,905
Commitments and Contingencies (Notes 2, 8, 9, and 10)
Shareholders’ Equity:
Common stock, $5 par value, 150.0 shares authorized – 102.1 shares outstanding	511	511
Other paid-in capital, principally premium on common stock	3,075	2,725
Preferred stock	80	80
Retained earnings	3,800	3,647
Total shareholders’ equity	7,466	6,963
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$21,555	$20,606
The accompanying notes as they relate to Ameren Missouri are an integral part of these consolidated financial statements.

UNION ELECTRIC COMPANY (d/b/a AMEREN MISSOURI)
CONSOLIDATED STATEMENT OF CASH FLOWS
(Unaudited) (In millions)

	Six Months Ended June 30,
	2024	2023
Cash Flows From Operating Activities:
Net income	$155	$132
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	426	410
Amortization of nuclear fuel	38	36
Amortization of debt issuance costs and premium/discounts	3	3
Deferred income taxes and investment tax credits, net	38	10
Allowance for equity funds used during construction	(23)	(12)
Other	22	(20)
Changes in assets and liabilities:
Receivables	(121)	(9)
Inventories	(12)	(81)
Accounts and wages payable	(196)	(231)
Taxes accrued	118	103
Regulatory assets and liabilities	(31)	28
Assets, other	(30)	13
Liabilities, other	63	21
Pension and other postretirement benefits	(40)	(41)
Counterparty collateral, net	(3)	81
Net cash provided by operating activities	407	443
Cash Flows From Investing Activities:
Capital expenditures	(1,104)	(914)
Nuclear fuel expenditures	(37)	(50)
Purchases of securities – nuclear decommissioning trust fund	(323)	(81)
Sales and maturities of securities – nuclear decommissioning trust fund	309	65
Net cash used in investing activities	(1,155)	(980)
Cash Flows From Financing Activities:
Dividends on preferred stock	(2)	(2)
Short-term debt, net	220	44
Money pool borrowings, net	(306)	—
Maturities of long-term debt	(350)	—
Issuances of long-term debt	846	499
Capital contribution from parent	350	—
Debt issuance costs	(9)	(6)
Other	—	(3)
Net cash provided by financing activities	749	532
Net change in cash, cash equivalents, and restricted cash	1	(5)
Cash, cash equivalents, and restricted cash at beginning of year	10	13
Cash, cash equivalents, and restricted cash at end of period	$11	$8
The accompanying notes as they relate to Ameren Missouri are an integral part of these consolidated financial statements.

UNION ELECTRIC COMPANY (d/b/a AMEREN MISSOURI)
CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY
(Unaudited) (In millions)

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Common Stock	$511	$511	$511	$511

Other Paid-in Capital:
Beginning of period	2,725	2,725	2,725	2,725
Capital contributions from parent	350	—	350	—
Other paid-in capital, end of period	3,075	2,725	3,075	2,725

Preferred Stock	80	80	80	80

Retained Earnings:
Beginning of period	3,672	3,139	3,647	3,111
Net income	129	103	155	132
Dividends on preferred stock	(1)	(1)	(2)	(2)
Retained earnings, end of period	3,800	3,241	3,800	3,241

Total Shareholders’ Equity	$7,466	$6,557	$7,466	$6,557
The accompanying notes as they relate to Ameren Missouri are an integral part of these consolidated financial statements.

AMEREN ILLINOIS COMPANY (d/b/a AMEREN ILLINOIS)
STATEMENT OF INCOME
(Unaudited) (In millions)

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Operating Revenues:
Electric	$618	$627	$1,227	$1,337
Natural gas	148	152	539	543
Total operating revenues	766	779	1,766	1,880
Operating Expenses:
Purchased power	141	192	305	479
Natural gas purchased for resale	24	33	147	194
Other operations and maintenance	224	201	434	403
Depreciation and amortization	154	138	307	271
Taxes other than income taxes	35	32	79	74
Total operating expenses	578	596	1,272	1,421
Operating Income	188	183	494	459
Other Income, Net	37	41	68	78
Interest Charges	60	50	115	97
Income Before Income Taxes	165	174	447	440
Income Taxes	40	44	107	112
Net Income	125	130	340	328
Preferred Stock Dividends	1	1	1	1
Net Income Available to Common Shareholder	$124	$129	$339	$327
The accompanying notes as they relate to Ameren Illinois are an integral part of these financial statements.

AMEREN ILLINOIS COMPANY (d/b/a AMEREN ILLINOIS)
BALANCE SHEET
(Unaudited) (In millions)

	June 30, 2024	December 31, 2023
ASSETS
Current Assets:
Cash and cash equivalents	$6	$—
Advances to money pool	30	—
Accounts receivable – trade (less allowance for doubtful accounts of $25 and $18, respectively)	287	273
Accounts receivable – affiliates	11	35
Unbilled revenue	136	156
Miscellaneous accounts receivable	5	44
Inventories	216	225
Current regulatory assets	215	252
Other current assets	55	62
Total current assets	961	1,047
Property, Plant, and Equipment, Net	15,009	14,632
Investments and Other Assets:
Goodwill	411	411
Regulatory assets	1,189	1,035
Pension and other postretirement benefits	412	394
Other assets	656	603
Total investments and other assets	2,668	2,443
TOTAL ASSETS	$18,638	$18,122
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Current maturities of long-term debt	$300	$—
Short-term debt	—	366
Borrowings from money pool	—	135
Accounts and wages payable	297	370
Accounts payable – affiliates	97	52
Customer deposits	161	141
Zero emission credit liabilities	64	35
Current regulatory liabilities	58	71
Other current liabilities	219	263
Total current liabilities	1,196	1,433
Long-term Debt, Net	5,551	5,232
Deferred Credits and Other Liabilities:
Accumulated deferred income taxes and investment tax credits, net	1,967	1,906
Regulatory liabilities	2,466	2,418
Other deferred credits and liabilities	319	308
Total deferred credits and other liabilities	4,752	4,632
Commitments and Contingencies (Notes 2, 8, and 9)
Shareholders’ Equity:
Common stock, no par value, 45.0 shares authorized – 25.5 shares outstanding	—	—
Other paid-in capital	3,020	3,020
Preferred stock	49	49
Retained earnings	4,070	3,756
Total shareholders’ equity	7,139	6,825
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$18,638	$18,122
The accompanying notes as they relate to Ameren Illinois are an integral part of these financial statements.

AMEREN ILLINOIS COMPANY (d/b/a AMEREN ILLINOIS)
STATEMENT OF CASH FLOWS
(Unaudited) (In millions)

	Six Months Ended June 30,
	2024	2023
Cash Flows From Operating Activities:
Net income	$340	$328
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	307	271
Amortization of debt issuance costs and premium/discounts	2	2
Deferred income taxes and investment tax credits, net	37	70
Allowance for equity funds used during construction	(2)	(10)
Other	8	12
Changes in assets and liabilities:
Receivables	27	182
Inventories	9	37
Accounts and wages payable	7	(92)
Taxes accrued	55	(36)
Regulatory assets and liabilities	(70)	(105)
Assets, other	(23)	(42)
Liabilities, other	32	13
Pension and other postretirement benefits	(43)	(46)
Counterparty collateral, net	5	53
Net cash provided by operating activities	691	637
Cash Flows From Investing Activities:
Capital expenditures	(717)	(844)
Money pool advances, net	(30)	—
Other	5	(2)
Net cash used in investing activities	(742)	(846)
Cash Flows From Financing Activities:
Dividends on common stock	(25)	—
Dividends on preferred stock	(1)	(1)
Short-term debt, net	(366)	(147)
Money pool borrowings, net	(135)	—
Maturities of long-term debt	—	(100)
Issuances of long-term debt	624	498
Debt issuance costs	(7)	(3)
Net cash provided by financing activities	90	247
Net change in cash, cash equivalents, and restricted cash	39	38
Cash, cash equivalents and restricted cash at beginning of year	234	191
Cash, cash equivalents, and restricted cash at end of period	$273	$229
The accompanying notes as they relate to Ameren Illinois are an integral part of these financial statements.

AMEREN ILLINOIS COMPANY (d/b/a AMEREN ILLINOIS)
STATEMENT OF SHAREHOLDERS’ EQUITY
(Unaudited) (In millions)

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Common Stock	$—	$—	$—	$—

Other Paid-in Capital:	3,020	2,929	3,020	2,929

Preferred Stock	49	49	49	49

Retained Earnings:
Beginning of period	3,971	3,388	3,756	3,190
Net income	125	130	340	328
Dividends on common stock	(25)	—	(25)	—
Dividends on preferred stock	(1)	(1)	(1)	(1)
Retained earnings, end of period	4,070	3,517	4,070	3,517

Total Shareholders’ Equity	$7,139	$6,495	$7,139	$6,495
The accompanying notes as they relate to Ameren Illinois are an integral part of these financial statements.

AMEREN CORPORATION (Consolidated)
UNION ELECTRIC COMPANY (Consolidated) (d/b/a Ameren Missouri)
AMEREN ILLINOIS COMPANY (d/b/a Ameren Illinois)
COMBINED NOTES TO FINANCIAL STATEMENTS
(Unaudited)
June 30, 2024
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
Variable Interest Entities
As of June 30, 2024, and December 31, 2023, Ameren had unconsolidated variable interests in various equity method investments, primarily to advance clean and resilient energy technologies, totaling $75 million and $73 million, respectively, included in “Other assets” on Ameren’s consolidated balance sheet. Any earnings or losses related to these investments are included in “Other Income, Net” on Ameren’s consolidated statement of income and comprehensive income. Ameren is not the primary beneficiary of these investments because it does not have the power to direct matters that most significantly affect the activities of these variable interest entities. As of June 30, 2024, Ameren’s maximum exposure to loss related to these variable interests is limited to its investment of $75 million plus associated outstanding funding commitments of $12 million.
COLI
Ameren and Ameren Illinois have COLI, which is recorded at the net cash surrender value. The net cash surrender value is the amount that can be realized under the insurance policies at the balance sheet date. As of June 30, 2024, the cash surrender value of COLI at Ameren and Ameren Illinois was $255 million (December 31, 2023 – $248 million) and $114 million (December 31, 2023 – $111 million), respectively, while total borrowings against the policies were $103 million (December 31, 2023 – $104 million) at both Ameren and Ameren Illinois. Ameren and Ameren Illinois have the right to offset the borrowings against the cash surrender value of the policies and, consequently, present the net asset in “Other assets” on their respective balance sheets. The net cash surrender value of Ameren’s COLI is affected by the investment performance of a separate account in which Ameren holds a beneficial interest.

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
Missouri
2024 Electric Service Regulatory Rate Review
In June 2024, Ameren Missouri filed a request with the MoPSC seeking approval to increase its annual revenues for electric service by $446 million. The electric rate increase request is based on a 10.25% return on common equity, a capital structure composed of 52% common equity, a rate base of $14 billion, and a test year ended March 31, 2024, with certain pro-forma adjustments expected through an anticipated true-up date of December 31, 2024. Ameren Missouri also requested the continued use of the FAC and trackers for pension and postretirement benefits, uncertain income tax positions, certain excess deferred income taxes, and the utilization of production and investment tax credits or proceeds from the sale of tax credits allowed under the IRA, which the MoPSC previously authorized in earlier electric rate orders. The electric rate increase request reflects the following:
•increased infrastructure investments made under Ameren Missouri’s Smart Energy Plan, including increased cost of capital and depreciation expense. Included in these investments are 500 megawatts of solar generation investment for the Boomtown, Cass County and Huck Finn solar projects along with investments in the Callaway nuclear energy center and other dispatchable generation to support a reliable, low-cost and cleaner mix of energy resources;
•decreased costs resulting from the planned retirement of the Rush Island Energy Center; and
•decreased costs related to the extension of the retirement date of the Sioux Energy Center from 2030 to 2032, consistent with Ameren Missouri’s integrated resource plan filed with the MoPSC in September 2023, to ensure reliability.
The MoPSC proceeding relating to the proposed electric service rate changes will take place over a period of up to 11 months, with a decision by the MoPSC expected by May 2025 and new rates effective by June 2025. Ameren Missouri cannot predict the level of any electric service rate change the MoPSC may approve, whether the requested regulatory recovery mechanisms will be continued, or whether any rate change that may eventually be approved will be sufficient for Ameren Missouri to recover its costs and earn a reasonable return on its investments when the rate change goes into effect.
Generation Facilities
During 2022 and 2023, Ameren Missouri, and certain subsidiaries of Ameren Missouri, entered into agreements to acquire and/or construct various generation facilities. The solar generation facilities are eligible for recovery under the PISA. The following table provides information with respect to each agreement:

	Agreement type	Facility size	Status of MoPSC CCN	Status of FERC approval of acquisition	Anticipated in-service date(a)
Huck Finn Solar Project(b)(c)	Build-transfer	200-MW	Approved February 2023	Received March 2023	Fourth quarter 2024
Boomtown Solar Project(c)(d)	Build-transfer	150-MW	Approved April 2023	Received October 2023	Fourth quarter 2024(e)
Cass County Solar Project(d)	Development-transfer(f)	150-MW	Approved June 2024	Not applicable	Fourth quarter 2024
Vandalia Solar Project(c)(g)	Self-build	50-MW	Approved March 2024	Not applicable	Fourth quarter 2025
Bowling Green Solar Project(c)(g)	Self-build	50-MW	Approved March 2024	Not applicable	First quarter 2026
Split Rail Solar Project(g)	Build-transfer	300-MW	Approved March 2024	Requested July 2024	Mid-2026
Castle Bluff Natural Gas Project	Self-build	800-MW	Filed June 2024	Not applicable	Fourth quarter 2027
(a)Anticipated in-service dates are dependent on the timing of regulatory approvals and construction completion, among other things.
(b)The Huck Finn Solar Project is expected to support Ameren Missouri’s compliance with the state of Missouri’s renewable energy standard. Investments in the project will be eligible for recovery under the RESRAM. Ameren Missouri expects to close on the acquisition of the Huck Finn Solar Project in the fourth quarter of 2024.
(c)These projects collectively represent approximately $0.85 billion of expected capital expenditures.
(d)The Boomtown and Cass County solar projects are expected to support Ameren Missouri’s transition to renewable energy generation and serve customers under the Renewable Solutions Program.
(e)Ameren Missouri expects to close on the acquisition of the Boomtown Solar Project in August 2024.

(f)In June 2024, Ameren Missouri acquired the Cass County Solar Project, which includes solar panels, project design, land rights, and engineering, procurement, and construction agreements, for approximately $250 million and took over construction management of the project.
(g)These solar projects are expected to support Ameren Missouri’s transition to renewable energy generation.
Securitization of Rush Island Energy Center Costs
In June 2024, the MoPSC issued a financing order authorizing the issuance of securitized utility tariff bonds by a wholly owned, special purpose subsidiary of Ameren Missouri to finance approximately $470 million of costs related to the planned accelerated retirement of the Rush Island Energy Center, which includes the expected remaining unrecovered net plant balance associated with the facility, among other costs. Ameren Missouri initially petitioned the MoPSC in November 2023 to finance $519 million of costs. The difference between the initial petition and final financing order will be considered for recovery in future rate proceedings involving the securitized utility tariff charge or base rates. Ameren Missouri will collect the amounts necessary to repay the bonds over approximately 15 years from the date of bond issuance. The financing order also includes a determination that the decision to retire the Rush Island Energy Center was reasonable and prudent. The MoPSC did not make a determination regarding the prudency of Ameren Missouri's prior actions that resulted in the adverse ruling in the NSR and Clean Air Act litigation discussed in Note 9 – Commitments and Contingencies. However, claims regarding such actions could be considered in future regulatory proceedings. If future regulatory proceedings result in revenue reductions based on Ameren Missouri’s prior actions that resulted in the adverse ruling in the NSR and Clean Air Act litigation, it could have a material adverse effect on the results of operations, financial position, and liquidity of Ameren and Ameren Missouri. In July 2024, the MoOPC filed a request for rehearing of the financing order. Ameren Missouri expects a decision on the rehearing request in August 2024. The decision on the rehearing request is subject to appeal. The timing of the issuance of securitized utility tariff bonds is dependent on the conclusion of any appeal process.
MEEIA
In January 2024, Ameren Missouri filed a proposed customer energy-efficiency plan with the MoPSC under the MEEIA. This filing proposed a three-year plan, which includes a portfolio of customer energy-efficiency programs, along with the continued use of the MEEIA rider, which allows Ameren Missouri to collect from customers its actual MEEIA program costs and related lost electric revenues. If the plan is approved, Ameren Missouri intends to invest $123 million annually in the proposed customer energy-efficiency programs from 2025 to 2027. In addition, Ameren Missouri requested performance incentives applicable to each plan year to earn revenues by achieving certain customer energy-efficiency savings and target spending goals. If 100% of the goals are achieved, Ameren Missouri would earn performance incentive revenues totaling $56 million over the three-year plan. Ameren Missouri also requested additional performance incentives applicable to each plan year totaling up to $14 million over the three-year plan, if Ameren Missouri exceeds 100% of the goals. In March 2024, the MoPSC staff and the MoOPC filed responses in opposition to the proposed customer energy-efficiency plan under the MEEIA. Ameren Missouri expects a decision by the MoPSC by October 2024, but cannot predict the ultimate outcome of this regulatory proceeding.
MISO Long-Range Transmission Projects CCN
In July 2022, the MISO approved the first tranche of projects related to a preliminary long-range transmission planning roadmap of projects through 2039. A portion of these projects were assigned or awarded via a competitive bid process to various utilities, including Ameren. In July 2024, ATXI filed a request for a CCN, among other things, with the MoPSC related to a portion of the MISO long-range transmission projects that it will construct within the MoPSC’s jurisdiction. A decision by the MoPSC is expected by mid-2025.
Illinois
MYRP
In December 2023, the ICC issued an order in Ameren Illinois' MYRP proceeding approving base rates for electric distribution services for 2024 through 2027 and rejecting Ameren Illinois' Grid Plan, which was addressed as part of the MYRP proceeding. Rate changes consistent with the December 2023 order became effective in January 2024 and remained effective through late June 2024, when new rates became effective pursuant to the June 2024 ICC rehearing order discussed below. The December 2023 order adopted an alternative methodology to establish a rate base and revenue requirements for the years 2024 through 2027 using Ameren Illinois’ previously approved 2022 year-end rate base. In January 2024, the ICC partially denied a rehearing requested by Ameren Illinois to revise the allowed ROE in the December 2023 order and granted Ameren Illinois’ rehearing request to reconsider the rate base for each year of the MYRP and to include a base level of investments to maintain grid reliability in each year of the MYRP. In June 2024, the ICC issued an order on Ameren Illinois’ rehearing request, which revised the rate bases for Ameren Illinois’ MYRP test years to include investments for 2023 through 2027, among other things. New rates became effective in late June 2024. For additional information on the ICC’s June 2024 rehearing order, see the table below. In July 2024, Ameren Illinois filed a request for rehearing of the ICC’s June 2024 rehearing order to include an asset associated with other postretirement benefits in the rate base. Subsequently, in August 2024, the ICC denied the rehearing request. The ICC rehearing denial is subject to appeal. Also, in January 2024, Ameren Illinois filed an appeal of the December 2023 ICC order, including the 8.72% ROE, to the Illinois Appellate Court for the Fifth Judicial District. The court is under no deadline to address the appeal.
In July 2024, Ameren Illinois filed an update to its revised Grid Plan and revised MYRP to update the requested revenue requirements for 2024 through 2027. In July 2024, the ICC staff filed its recommendation regarding Ameren Illinois’ revised MYRP. An ICC decision on the revised Grid Plan and updated revenue requirements is expected by the end of 2024 with rates effective in January 2025.
The following table presents the approved revenue requirements and average annual rate base in the ICC’s June 2024 rehearing order, as well as the proposed revenue requirements and average annual rate base in Ameren Illinois’ July 2024 revised MYRP and the ICC staff’s July 2024 revised MYRP recommendation:

Year	Revenue Requirement (in millions)	Average Annual Rate Base (in billions)
ICC’s June 2024 Rehearing Order(a):
2024	$1,196	$4.0
2025	$1,282	$4.3
2026	$1,350	$4.5
2027	$1,397	$4.7
Ameren Illinois’ July 2024 Revised MYRP(a):
2024	$1,215	$4.3
2025	$1,300	$4.5
2026	$1,386	$4.8
2027	$1,446	$5.0
ICC Staff’s July 2024 Revised MYRP(a):
2024	$1,201	$4.2
2025	$1,281	$4.4
2026	$1,361	$4.6
2027	$1,414	$4.8
(a)Based on an allowed ROE of 8.72% and a capital structure composed of 50% common equity. The ROE is under appeal, as discussed above.
Using the 2023 revenue requirement as a starting point, the approved revenue requirements in the ICC’s June 2024 rehearing order represent a cumulative four-year increase of $285 million compared to a cumulative increase of $334 million in Ameren Illinois’ July 2024 revised MYRP and a cumulative increase of $302 million in the ICC staff’s July 2024 revised MYRP recommendation.
Ameren Illinois cannot predict the ultimate outcome of the appeal to the Illinois Appellate Court for the Fifth Judicial District, its revised Grid Plan filing, or its request to update the associated MYRP revenue requirements for 2024 through 2027.
2023 Electric Distribution Revenue Requirement Reconciliation Adjustment Request
In April 2024, Ameren Illinois filed for a reconciliation adjustment to its 2023 electric distribution service revenue requirement with the ICC. In July 2024, Ameren Illinois filed a revised reconciliation adjustment, requesting recovery of $158 million. The reconciliation adjustment reflects a capital structure composed of 50% common equity and Ameren Illinois’ actual 2023 recoverable costs and year-end rate base. In June 2024, the ICC staff submitted its calculation of the reconciliation adjustment, recommending recovery of $157 million. An ICC decision in this proceeding is required by December 2024, and any approved adjustment would be collected from customers in 2025. This is the final revenue requirement reconciliation under the IEIMA formula framework.
Electric Customer Energy-Efficiency Investments
In May 2024, Ameren Illinois filed its annual electric energy-efficiency formula rate update to increase its rates by $26 million with the ICC. An ICC decision in this proceeding is required by December 2024, with new rates effective January 2025.
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

In December 2023, Ameren Illinois filed a request for rehearing of the ICC’s November 2023 order. The filing requested the ICC revise the order to include an allowed ROE of at least 9.89%, a capital structure composed of 52% common equity, and the reversal of the approximately $93 million reduction of planned distribution and transmission capital investments included in the order, among other things. In January 2024, the ICC denied Ameren Illinois’ rehearing request. Subsequently, in January 2024, Ameren Illinois filed an appeal of the November 2023 ICC order to the Illinois Appellate Court for the Fifth Judicial District. The court is under no deadline to address the appeal. Ameren Illinois cannot predict the ultimate outcome of this appeal.
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
MISO Long-Range Transmission Projects CCN
In July 2022, the MISO approved the first tranche of projects related to a preliminary long-range transmission planning roadmap of projects through 2039. A portion of these projects were assigned or awarded via a competitive bidding process to various utilities, including Ameren. In February 2024, Ameren Illinois and ATXI filed a request for a CCN, among other things, with the ICC related to the portion of the MISO long-range transmission projects they will construct within the ICC’s jurisdiction. A decision by the ICC is expected by mid-2025.
Federal
FERC Complaint Cases
Since November 2013, the allowed base ROE for FERC-regulated transmission rate base under the MISO tariff has been subject to customer complaint cases and has been changed by various FERC orders. In May 2020, the FERC issued an order, which set the allowed base ROE to 10.02% and required refunds, with interest, for the periods November 2013 to February 2015 and from late September 2016 forward. Ameren and Ameren Illinois paid these refunds, including interest, by March 31, 2022. In June and July 2020, Ameren Missouri, Ameren Illinois, and ATXI, as well as various customers, petitioned the United States Court of Appeals for the District of Columbia Circuit for review of the May 2020 order, challenging certain aspects of the new ROE methodology established. The petition filed by Ameren Missouri, Ameren Illinois, and ATXI challenged the refunds required for the period from September 2016 to May 2020. In August 2022, the court issued a ruling that granted the customers’ petition for review, vacated the FERC’s previous MISO ROE-determining orders, and remanded the proceedings to the FERC. The court elected not to rule on the issues raised by Ameren Missouri, Ameren Illinois, and ATXI. The currently allowed base ROE of 10.02% will remain effective for customer billings, but the transmission rates charged during previous periods and the currently effective rates may be subject to refund if the base ROE is changed by the FERC in a future order. The FERC is under no deadline to issue an order related to these proceedings. A 50-basis-point change in the FERC-allowed ROE would affect Ameren’s and Ameren Illinois’ annual revenue by an estimated $21 million and $15 million, respectively, based on each company’s 2024 projected rate base. Ameren and Ameren Illinois are unable to predict the ultimate resolution of this matter; however, such resolution could have a material effect on their results of operations, financial position, and liquidity.
NOTE 3 – SHORT-TERM DEBT AND LIQUIDITY
The liquidity needs of the Ameren Companies are typically supported through the use of available cash, drawings under committed credit agreements, commercial paper issuances, and, in the case of Ameren Missouri and Ameren Illinois, short-term affiliate borrowings. See Note 4 – Short-term Debt and Liquidity under Part II, Item 8, of the Form 10-K for a description of our indebtedness provisions and other covenants as well as a description of money pool agreements.
Short-term Borrowings
The Missouri Credit Agreement and the Illinois Credit Agreement are available to support issuances under Ameren (parent)’s, Ameren Missouri’s, and Ameren Illinois’ commercial paper programs, respectively, subject to borrowing sublimits, and the issuance of letters of credit. As of June 30, 2024, based on commercial paper outstanding and letters of credit issued under the Credit Agreements, along with cash and cash equivalents, the net liquidity available to Ameren (parent), Ameren Missouri, and Ameren Illinois, collectively, was $1.9 billion. The Ameren Companies were in compliance with the covenants in their Credit Agreements as of June 30, 2024. As of June 30, 2024, the ratios of consolidated indebtedness to consolidated total capitalization, calculated in accordance with the provisions of the Credit Agreements, were 61%, 49%, and 45% for Ameren, Ameren Missouri, and Ameren Illinois, respectively.

The following table presents commercial paper outstanding, net of issuance discounts, as of June 30, 2024, and December 31, 2023. There were no borrowings outstanding under the Credit Agreements as of June 30, 2024, or December 31, 2023.

	June 30, 2024	December 31, 2023
Ameren (parent)	$301	$—
Ameren Missouri	390	170
Ameren Illinois	—	366
Ameren consolidated	$691	$536
The following table summarizes the activity and relevant interest rates for Ameren (parent)’s, Ameren Missouri’s, and Ameren Illinois’ commercial paper issuances and borrowings under the Credit Agreements in the aggregate for the six months ended June 30, 2024 and 2023:

	Ameren (parent)	Ameren Missouri	Ameren Illinois	Ameren Consolidated
2024
Average daily amount outstanding	$84	$109	$385	$578
Weighted-average interest rate	5.55%	5.53%	5.57%	5.56%
Peak amount outstanding during period(a)	$301	$509	$694	$1,084
Peak interest rate	5.60%	5.68%	5.68%	5.68%
2023
Average daily amount outstanding	$595	$343	$230	$1,168
Weighted-average interest rate	5.14%	5.04%	5.10%	5.10%
Peak amount outstanding during period(a)	$841	$592	$450	$1,381
Peak interest rate	5.55%	5.55%	5.60%	5.60%
(a)The timing of peak outstanding commercial paper issuances and borrowings under the Credit Agreements varies by company. Therefore, the sum of individual company peak amounts may not equal the Ameren consolidated peak amount for the period.
Money Pools
Ameren has money pool agreements with and among its subsidiaries to coordinate and provide for certain short-term cash and working capital requirements. The average interest rate for borrowings under the utility money pool for the three and six months ended June 30, 2024, was 5.51% and 5.41%, respectively (2023 – 5.28% and 5.04%, respectively). See Note 8 – Related-party Transactions for the amount of interest income and expense from the utility money pool agreements recorded by Ameren Missouri and Ameren Illinois for the three and six months ended June 30, 2024 and 2023.
NOTE 4 – LONG-TERM DEBT AND EQUITY FINANCINGS
Ameren
For the three and six months ended June 30, 2024, Ameren issued a total of 0.2 million and 0.3 million shares of common stock, under its DRPlus and 401(k) plan, and received proceeds of $4 million and $14 million, respectively. As of June 30, 2024, Ameren had a receivable of $7 million related to issuances of common stock under its DRPlus. In addition, in the first quarter of 2024, Ameren issued 0.2 million shares of common stock valued at $16 million upon the settlement of stock-based compensation awards.
There were no shares issued under the ATM program for the three and six months ended June 30, 2024. As of June 30, 2024, Ameren had approximately $770 million of common stock available for sale under the ATM program, which takes into account the forward sale agreements in effect as of June 30, 2024, discussed below.

The forward sale agreements outstanding as of June 30, 2024, can be settled at Ameren’s discretion on or prior to dates ranging from October 3, 2024 to February 28, 2025. On a settlement date or dates, if Ameren elects to physically settle a forward sale agreement, Ameren will issue shares of common stock to the counterparties at the then-applicable forward sale price. The initial forward sale price for the agreements ranged from $76.69 to $89.31, with an average initial forward sale price of $80.45. Each initial forward sale price is subject to adjustment based on a floating interest rate factor equal to the overnight bank funding rate less a spread of 75 basis points, and will be subject to decrease on certain dates specified in the forward sale agreements by specified amounts related to expected dividends on shares of the common stock during the term of the forward sale agreements. If the overnight bank funding rate is less than the spread on any day, the interest rate factor will result in a reduction of the forward sale price. The forward sale agreements will be physically settled unless Ameren elects to settle in cash or to net share settle. At June 30, 2024, Ameren could have settled the forward sale agreements with physical delivery of 2.9 million shares of common stock to the respective counterparties in exchange for cash of $232 million. Alternatively, the forward sale agreements could have also been settled at June 30, 2024, with the counterparties delivering approximately $29 million of cash or approximately 0.4 million shares of common stock to Ameren. In connection with the forward sale agreements outstanding at June 30, 2024, the various counterparties, or their affiliates, borrowed from third parties and sold 2.9 million shares of common stock. The gross sales price of these shares totaled $232 million. Ameren has not received any proceeds from such sales of borrowed shares. The forward sale agreements have been classified as equity transactions.
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
Ameren Missouri received capital contributions totaling $350 million from Ameren (parent) during the three and six months ended June 30, 2024.
Ameren Illinois
In June 2024, Ameren Illinois issued $625 million of 5.55% first mortgage bonds due July 2054, with interest payable semiannually on January 1 and July 1 of each year, beginning January 1, 2025. Net proceeds from this issuance were used to repay short-term debt.
Indenture Provisions and Other Covenants
See Note 5 – Long-term Debt and Equity Financings under Part II, Item 8, of the Form 10-K for a description of our indenture provisions and other covenants, as well as restrictions on the payment of dividends. At June 30, 2024, the Ameren Companies were in compliance with the provisions and covenants contained in their indentures and articles of incorporation, as applicable, and ATXI was in compliance with the provisions and covenants contained in its note purchase agreements.
Off-balance-sheet Arrangements
At June 30, 2024, none of the Ameren Companies had any material off-balance-sheet financing arrangements, other than their investment in variable interest entities and the multiple forward sale agreements under the ATM program relating to common stock. See Note 1 – Summary of Significant Accounting Policies for further detail concerning variable interest entities.

NOTE 5 – OTHER INCOME, NET
The following table presents the components of “Other Income, Net” in the Ameren Companies’ statements of income for the three and six months ended June 30, 2024 and 2023:

	Three Months		Six Months
	2024	2023	2024	2023
Ameren:
Allowance for equity funds used during construction	$16	$14	$25	$23
Other interest income	13	9	21	17
Non-service cost components of net periodic benefit income(a)	76	63	152	127
Miscellaneous income	4	2	6	4
Earnings related to equity method investments	1	—	1	2
Donations	(2)	(2)	(4)	(4)
Miscellaneous expense	(5)	(4)	(9)	(9)
Total Other Income, Net	$103	$82	$192	$160
Ameren Missouri:
Allowance for equity funds used during construction	$14	$8	$23	$12
Other interest income	3	2	5	6
Non-service cost components of net periodic benefit income(a)	35	14	69	28
Miscellaneous income	—	1	2	2
Donations	(1)	(1)	(2)	(2)
Miscellaneous expense	(2)	(2)	(4)	(5)
Total Other Income, Net	$49	$22	$93	$41
Ameren Illinois:
Allowance for equity funds used during construction	$2	$6	$2	$10
Other interest income	9	6	15	10
Non-service cost components of net periodic benefit income	26	31	53	62
Miscellaneous income	2	1	3	2
Donations	(1)	(1)	(2)	(2)
Miscellaneous expense	(1)	(2)	(3)	(4)
Total Other Income, Net	$37	$41	$68	$78
(a)For the three and six months ended June 30, 2024, the non-service cost components of net periodic benefit income were adjusted by amounts deferred of $(11) million and $(20) million, respectively, due to a regulatory tracking mechanism for the difference between the level of such costs incurred by Ameren Missouri under GAAP and the level of such costs included in rates. The deferral was $17 million and $34 million, respectively, for the three and six months ended June 30, 2023. See Note 11 – Retirement Benefits for additional information.
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

If we determine that a contract meets the definition of a derivative and is not eligible for the NPNS exception, we review the contract to determine whether the resulting gains or losses qualify for regulatory deferral. Derivative contracts that qualify for regulatory deferral are recorded at fair value, with changes in fair value recorded as regulatory assets or liabilities in the period in which the change occurs. We believe derivative losses and gains deferred as regulatory assets and liabilities are probable of recovery, or refund, through future rates charged to customers. Regulatory assets and liabilities are amortized to operating income as related losses and gains are reflected in rates charged to customers. Therefore, gains and losses on these derivatives have no effect on operating income. As of June 30, 2024, and December 31, 2023, all contracts that met the definition of a derivative and were not eligible for the NPNS exception received regulatory deferral. The cash flows from our derivative financial instruments follow the cash flow classification of the hedged item.
The following table presents open gross commodity contract volumes by commodity type for derivative assets and liabilities as of June 30, 2024, and December 31, 2023. As of June 30, 2024, these contracts extended through October 2027, October 2029 and May 2032 for fuel oils, natural gas and power, respectively.

	Quantity (in millions)
	June 30, 2024			December 31, 2023
Commodity	Ameren Missouri	Ameren Illinois	Ameren	Ameren Missouri	Ameren Illinois	Ameren
Fuel oils (in gallons)	20	—	20	17	—	17
Natural gas (in mmbtu)	52	221	273	53	218	271
Power (in MWhs)	—	5	5	—	5	5
Uranium (pounds in thousands)	—	—	—	186	—	186
The following table presents the carrying value and balance sheet location of all derivative commodity contracts, none of which were designated as hedging instruments, as of June 30, 2024, and December 31, 2023:

		June 30, 2024			December 31, 2023
	Balance Sheet Location	Ameren Missouri	Ameren Illinois	Ameren	Ameren Missouri	Ameren Illinois	Ameren
Fuel oils	Other current assets	$2	$—	$2	$2	$—	$2
Natural gas	Other current assets	1	3	4	—	—	—
	Other assets	2	1	3	3	3	6
Power	Other current assets	15	—	15	5	—	5
Uranium	Other current assets	—	—	—	9	—	9
	Total assets	$20	$4	$24	$19	$3	$22
Fuel oils	Other current liabilities	$1	$—	$1	$1	$—	$1
	Other deferred credits and liabilities	—	—	—	1	—	1
Natural gas	Other current liabilities	9	33	42	12	45	57
	Other deferred credits and liabilities	8	28	36	10	30	40
Power	Other current liabilities	1	11	12	1	12	13
	Other deferred credits and liabilities	—	50	50	—	56	56
	Total liabilities	$19	$122	$141	$25	$143	$168
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

The following table provides the recognized gross derivative balances and the net amounts of those derivatives subject to an enforceable master netting arrangement or similar agreement as of June 30, 2024, and December 31, 2023:

		Gross Amounts Not Offset in the Balance Sheet
Commodity Contracts Eligible to be Offset	Gross Amounts Recognized in the Balance Sheet	Derivative Instruments	Cash Collateral Received/Posted(a)	Net Amount
June 30, 2024
Assets:
Ameren Missouri	$20	$5	$—	$15
Ameren Illinois	4	2	—	2
Ameren	$24	$7	$—	$17
Liabilities:
Ameren Missouri	$19	$5	$—	$14
Ameren Illinois	122	2	—	120
Ameren	$141	$7	$—	$134
December 31, 2023
Assets:
Ameren Missouri	$19	$6	$—	$13
Ameren Illinois	3	1	—	2
Ameren	$22	$7	$—	$15
Liabilities:
Ameren Missouri	$25	$6	$—	$19
Ameren Illinois	143	1	6	136
Ameren	$168	$7	$6	$155
(a)Cash collateral received reduces gross asset balances and is included in “Other current liabilities” and “Other deferred credits and liabilities” on the balance sheet. Cash collateral posted reduces gross liability balances and is included in “Other current assets” and “Other assets” on the balance sheet.
Credit Risk
In determining our concentrations of credit risk related to derivative instruments, we review our individual counterparties and categorize each counterparty into groupings according to the primary business in which each engages. As of June 30, 2024, if counterparty groups were to fail completely to perform on contracts, the Ameren Companies’ maximum exposure related to derivative assets, predominantly from financial institutions, would have been immaterial with or without consideration of the application of master netting arrangements or similar agreements and collateral held.
Certain of our derivative instruments contain collateral provisions tied to the Ameren Companies’ credit ratings. If our credit ratings were downgraded below investment grade, or if a counterparty with reasonable grounds for uncertainty regarding our ability to satisfy an obligation requested adequate assurance of performance, additional collateral postings might be required. The additional collateral required is the net liability position allowed under master netting arrangements or similar agreements, assuming (1) the credit risk-related contingent features underlying these arrangements were triggered and (2) those counterparties with rights to do so requested collateral. The following table presents, as of June 30, 2024, the aggregate fair value of all derivative instruments with credit risk-related contingent features in a gross liability position, the cash collateral posted, and the aggregate amount of additional collateral that counterparties could require:

	Aggregate Fair Value of Derivative Liabilities(a)	Cash Collateral Posted	Potential Aggregate Amount of Additional Collateral Required(b)
Ameren Missouri	$19	$—	$13
Ameren Illinois	61	—	59
Ameren	$80	$—	$72
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

We consider nonperformance risk in our valuation of derivative instruments by analyzing our own credit standing and the credit standing of our counterparties, and by considering any credit enhancements (e.g., collateral). Included in our valuation, and based on current market conditions, is a valuation adjustment for counterparty default derived from market data such as the price of credit default swaps, bond yields, and credit ratings. No material gains or losses related to valuation adjustments for counterparty default risk were recorded at Ameren, Ameren Missouri, or Ameren Illinois in the three and six months ended June 30, 2024 or 2023. At June 30, 2024, and December 31, 2023, the counterparty default risk valuation adjustment related to derivative contracts was immaterial for Ameren, Ameren Missouri, and Ameren Illinois.
The following table sets forth, by level within the fair value hierarchy, our assets and liabilities measured at fair value on a recurring basis as of June 30, 2024, and December 31, 2023:

	June 30, 2024					December 31, 2023
	Level 1	Level 2	Level 3	Total		Level 1	Level 2	Level 3	Total
Assets:
Ameren Missouri
Derivative assets – commodity contracts:
Fuel oils	$1	$—	$1	$2		$2	$—	$—	$2
Natural gas	—	3	—	3		—	3	—	3
Power	—	—	15	15		—	—	5	5
Uranium	—	—	—	—		—	—	9	9
Total derivative assets – commodity contracts	$1	$3	$16	$20		$2	$3	$14	$19
Nuclear decommissioning trust fund:
Equity securities:
U.S. large capitalization	$842	$—	$—	$842		$787	$—	$—	$787
Debt securities:
U.S. Treasury and agency securities	—	178	—	178		—	150	—	150
Corporate bonds	—	154	—	154		—	136	—	136
Other	—	82	—	82		—	68	—	68
Total nuclear decommissioning trust fund	$842	$414	$—	$1,256	(a)	$787	$354	$—	$1,141	(a)
Total Ameren Missouri	$843	$417	$16	$1,276		$789	$357	$14	$1,160
Ameren Illinois
Derivative assets – commodity contracts:
Natural gas	—	1	3	4		—	1	2	3
Total Ameren Illinois	$—	$1	$3	$4		$—	$1	$2	$3
Ameren
Derivative assets – commodity contracts(b)	$1	$4	$19	$24		$2	$4	$16	$22
Nuclear decommissioning trust fund(c)	842	414	—	1,256	(a)	787	354	—	1,141	(a)
Total Ameren	$843	$418	$19	$1,280		$789	$358	$16	$1,163
Liabilities:
Ameren Missouri
Derivative liabilities – commodity contracts:
Fuel oils	$1	$—	$—	$1		$2	$—	$—	$2
Natural gas	—	16	1	17		—	19	3	22
Power	—	—	1	1		—	—	1	1
Total Ameren Missouri	$1	$16	$2	$19		$2	$19	$4	$25
Ameren Illinois
Derivative liabilities – commodity contracts:
Natural gas	$2	$52	$7	$61		$4	$60	$11	$75
Power	—	—	61	61		—	—	68	68
Total Ameren Illinois	$2	$52	$68	$122		$4	$60	$79	$143
Ameren
Derivative liabilities – commodity contracts(b)	$3	$68	$70	$141		$6	$79	$83	$168
(a)Balance excludes $10 million and $9 million of cash and cash equivalents, receivables, payables, and accrued income, net, for June 30, 2024, and December 31, 2023, respectively.
(b)See the Ameren Missouri and Ameren Illinois sections of the table for a breakout of the fair value of Ameren’s derivative assets and liabilities by type of commodity.
(c)See the Ameren Missouri section of the table for a breakout of the fair value of Ameren’s nuclear decommissioning trust fund by investment type.

Level 3 fuel oils, natural gas, and uranium derivative contract assets and liabilities measured at fair value on a recurring basis were immaterial for all periods presented. The following table presents the fair value reconciliation of Level 3 power derivative contract assets and liabilities measured at fair value on a recurring basis for the three and six months ended June 30, 2024 and 2023:

	2024			2023
	Ameren Missouri	Ameren Illinois	Ameren	Ameren Missouri	Ameren Illinois	Ameren
For the three months ended June 30:
Beginning balance at April 1	$2	$(54)	$(52)	$5	$(52)	$(47)
Realized and unrealized gains/(losses) included in regulatory assets/liabilities	15	(12)	3	14	(20)	(6)
Settlements	(3)	5	2	(5)	4	(1)
Ending balance at June 30	$14	$(61)	$(47)	$14	$(68)	$(54)
Change in unrealized gains/(losses) related to assets/liabilities held at June 30	$14	$(12)	$2	$14	$(20)	$(6)
For the six months ended June 30:
Beginning balance at January 1	$4	$(68)	$(64)	$12	$(33)	$(21)
Realized and unrealized gains/(losses) included in regulatory assets/liabilities	14	(2)	12	8	(41)	(33)
Settlements	(4)	9	5	(6)	6	—
Ending balance at June 30	$14	$(61)	$(47)	$14	$(68)	$(54)
Change in unrealized gains/(losses) related to assets/liabilities held at June 30	$14	$—	$14	$14	$(35)	$(21)
All gains or losses related to our Level 3 derivative commodity contracts are expected to be recovered or returned through customer rates; therefore, there is no impact to either net income or other comprehensive income resulting from changes in the fair value of these instruments.
The following table describes the valuation techniques and significant unobservable inputs utilized for the fair value of our Level 3 power derivative contract assets and liabilities as of June 30, 2024, and December 31, 2023:

		Fair Value					Weighted Average(b)
	Commodity	Assets	Liabilities	Valuation Technique(s)	Unobservable Input(a)	Range
2024	Power(c)	$15	$(62)	Discounted cash flow	Average forward peak and off-peak pricing – forwards/swaps ($/MWh)	33 – 70	43
					Nodal basis ($/MWh)	(10) – (1)	(5)
2023	Power(c)	$5	$(69)	Discounted cash flow	Average forward peak and off-peak pricing – forwards/swaps ($/MWh)	31 – 65	43
					Nodal basis ($/MWh)	(8) – (1)	(5)
(a)Generally, significant increases (decreases) in these inputs in isolation would result in a significantly higher (lower) fair value measurement.
(b)Unobservable inputs were weighted by relative fair value.
(c)Valuations use visible forward prices adjusted for nodal-to-hub basis differentials.
The following table sets forth the carrying amount and, by level within the fair value hierarchy, the fair value of long-term debt (including current portion) disclosed, but not recorded, at fair value as of June 30, 2024, and December 31, 2023:

Long-Term Debt (Including Current Portion):	Carrying Amount(a)	Fair Value
		Level 2	Level 3		Total
	June 30, 2024
Ameren	$17,079	$14,990	$460	(b)	$15,450
Ameren Missouri	6,830	6,069	—		6,069
Ameren Illinois	5,851	5,251	—		5,251
	December 31, 2023
Ameren	$15,970	$14,366	$467	(b)	$14,833
Ameren Missouri	6,341	5,800	—		5,800
Ameren Illinois	5,232	4,867	—		4,867
(a)Included unamortized debt issuance costs, which were excluded from the fair value measurement, of $124 million, $53 million, and $52 million for Ameren, Ameren Missouri, and Ameren Illinois, respectively, as of June 30, 2024. Included unamortized debt issuance costs, which were excluded from the fair value measurement, of $111 million, $45 million, and $47 million for Ameren, Ameren Missouri, and Ameren Illinois, respectively, as of December 31, 2023.
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
Support Services Agreements
Ameren Missouri and Ameren Illinois had long-term receivables included in “Other assets” from Ameren Services of $22 million and $24 million, respectively, as of June 30, 2024, and $31 million and $34 million, respectively, as of December 31, 2023, related to Ameren Services’ allocated portion of Ameren’s pension and postretirement benefit plans.
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
Tax Allocation Agreement
See Note 1 – Summary of Significant Accounting Policies under Part II, Item 8, of the Form 10-K for a discussion of the tax allocation agreement. The following table presents the affiliate balances related to income taxes for Ameren Missouri and Ameren Illinois as of June 30, 2024, and December 31, 2023:

	June 30, 2024		December 31, 2023
	Ameren Missouri	Ameren Illinois	Ameren Missouri	Ameren Illinois
Income taxes payable to parent(a)	$—	$44	$—	$2
Income taxes receivable from parent(b)	54	—	56	22
(a)Included in “Accounts payable – affiliates” on the balance sheet.
(b)Included in “Accounts receivable – affiliates” on the balance sheet.

Effects of Related-party Transactions on the Statement of Income
The following table presents the impact on Ameren Missouri and Ameren Illinois of related-party transactions for the three and six months ended June 30, 2024 and 2023:

				Three Months				Six Months
Agreement	Income Statement Line Item			Ameren Missouri		Ameren Illinois		Ameren Missouri		Ameren Illinois
Ameren Missouri power supply	Operating Revenues	2024	$	(b)	$	(a)	$	(b)	$	(a)
agreements with Ameren Illinois		2023		(b)		(a)		(b)		(a)
Ameren Missouri and Ameren Illinois	Operating Revenues	2024		$8	$	(b)		$15	$	(b)
rent and facility services		2023		8		(b)		18		(b)
Ameren Missouri and Ameren Illinois miscellaneous	Operating Revenues	2024		$1	$	(b)		$1		$1
support services		2023		(b)		(b)		(b)		(b)
Total Operating Revenues		2024		$9	$	(b)		$16		$1
		2023		8		(b)		18		(b)
Ameren Illinois power supply	Purchased Power	2024	$	(a)	$	(b)	$	(a)	$	(b)
agreements with Ameren Missouri		2023		(a)		(b)		(a)		(b)
Ameren Missouri and Ameren Illinois	Purchased Power	2024		$2		$1		$4		$1
transmission services from ATXI		2023		1		(b)		1		(b)
Total Purchased Power		2024		$2		$1		$4		$1
		2023		1		(b)		1		(b)
Ameren Missouri and Ameren Illinois	Other Operations and Maintenance	2024	$	(b)	$	(b)	$	(b)	$	(b)
rent and facility services		2023		(b)		(b)		(b)		2
Ameren Services support services	Other Operations and Maintenance	2024		$43		$40		$81		$77
agreement		2023		35		33		70		68
Total Other Operations and		2024		$43		$40		$81		$77
Maintenance		2023		35		33		70		70
Money pool interest	(Interest Charges)/Other Income, Net	2024	$	(b)	$	(b)		$(3)		$(2)
		2023		(b)		(b)		(b)		(b)
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
Ameren and Ameren Missouri estimate that they will need to make capital expenditures of $90 million to $120 million from 2024 through 2028 to comply with environmental regulations. These estimates exclude capital expenditures that may be necessary to comply with regulations issued by the EPA in 2024 relating to CO2 emissions, MATS, effluent limitations guidelines, and CCR management, which Ameren and Ameren Missouri are assessing and are discussed below. Additional capital expenditures for environmental controls beyond 2028 could be required. This estimate of capital expenditures includes surface impoundment closure and corrective action measures required by the 2015 CCR Rule and modifications to cooling water intake structures at existing power plants under Clean Water Act rules in place prior to 2024, all of which are discussed below. In addition to planned retirements of coal-fired energy centers identified in the 2023 IRP filed with the MoPSC in September 2023 and as noted below with respect to the NSR and Clean Air Act litigation and Illinois emissions standards discussed in Note 14 – Commitments and Contingencies under Part II, Item 8, of the Form 10-K, Ameren Missouri’s current plan for compliance with existing air emission regulations includes burning low-sulfur coal and installing new or optimizing existing air pollution control equipment. The actual amount of capital expenditures required to comply with existing environmental regulations may vary substantially from the above estimates because of uncertainty as to future permitting requirements by state regulators and the EPA, revisions to regulatory obligations, and varying cost of potential compliance strategies, among other things.
The following sections describe the more significant environmental statutes and regulations and environmental enforcement and remediation matters that affect or could affect our operations. The EPA periodically amends and revises its regulations and proposes amendments to regulations and guidelines, which could ultimately result in the revision of all or part of such regulations.
Clean Air Act
Federal and state laws, including the CSAPR, regulate emissions of SO2 and NOx through the reduction of emissions at their source and the use and retirement of emission allowances. In April 2022, the EPA proposed the Good Neighbor Rule of the Clean Air Act, which includes additional NOx emission reductions from power plants in Missouri, Illinois, and other states through revisions to the CSAPR. In January 2023, the EPA issued its final disapproval of Missouri’s proposed state implementation plan for addressing the transport of ozone under the Good Neighbor Rule of the Clean Air Act. The disapproval of the state plan allows the EPA to implement revisions to the CSAPR through a federal implementation plan. In March 2023, the EPA announced federal implementation plan requirements, which were subsequently published to the Federal Register in June 2023, reducing the amount of NOx allowances available for state budgets and imposing NOx emission limits on electric generating units for Missouri, Illinois, and other states under the Good Neighbor Rule of the Clean Air Act. In April 2023, the Missouri Attorney General and Ameren Missouri separately filed lawsuits in the United States Court of Appeals for the Eighth Circuit challenging the EPA’s disapproval of the Missouri state plan and sought a stay of the EPA’s disapproval of the Missouri state plan. The United States Court of Appeals for the Eighth Circuit in May 2023 granted those stay motions thereby preventing the EPA from imposing the federal implementation plan until the court of appeals issues a ruling. In June 2024, the United States Supreme Court granted applications to stay the EPA’s imposition of the federal implementation plan until resolution of appellate court challenges. Ameren Missouri complies with the current CSAPR requirements by minimizing emissions through the use of low-sulfur coal, operation of two scrubbers at its Sioux Energy Center, and optimization of existing NOx air pollution control equipment. Reducing the amount of state budget NOx allowances for compliance with NOx emission limits could result in additional controls being required on Ameren Missouri’s generating units and/or the reduction of operations. Any additional costs for compliance are expected to be recovered from customers, subject to MoPSC prudence review, through the FAC or higher base rates.

CO2 Emissions Standards
In June 2022, the United States Supreme Court issued its decision in West Virginia v. EPA, clarifying that there are limits on how the EPA may regulate greenhouse gases absent further direction from the United States Congress. The court concluded that the EPA’s proposed rules were designed to shift generation from fossil-fuel-fired power plants to renewable energy facilities, which was improper absent specific congressional authorization. In response to that ruling, in April 2024, the EPA issued a final rule that sets CO2 emission standards for existing coal-fired and new natural gas-fired power plants that relies on the adoption of carbon capture technology and/or natural gas co-firing for coal-fired power plants and carbon capture technology for new natural gas-fired power plants. Affected power plants are required to comply with the rule through a phased-in approach or retire. In July 2024, the United States Court of Appeals for the District of Columbia Circuit denied a request for stay by various stakeholders including state attorney generals and industry groups but indicated it would establish an expedited schedule regarding the legal merits of the final rule. Subsequently in July 2024, motions for stay of the final rule were filed with the United States Supreme Court. Ameren and Ameren Missouri are monitoring the legal challenges and assessing the impacts of the final rule and, at this time, cannot predict the impacts on their results of operations, financial position, and liquidity.
MATS
In April 2024, the EPA revised the MATS by establishing a more stringent standard for emissions of particulate matter, requiring the use of continuous emissions monitoring systems. Ameren and Ameren Missouri are assessing the impacts of the revised rule and, at this time, cannot predict the impacts on their results of operations, financial position, and liquidity.
NSR and Clean Air Act Litigation
In January 2011, the United States Department of Justice, on behalf of the EPA, filed a complaint against Ameren Missouri in the United States District Court for the Eastern District of Missouri alleging that projects performed in 2007 and 2010 at the coal-fired Rush Island Energy Center violated provisions of the Clean Air Act and Missouri law. In January 2017, the district court issued a liability ruling against Ameren Missouri and, in September 2019, entered a remedy order that required Ameren Missouri to install a flue gas desulfurization system at the Rush Island Energy Center and a dry sorbent injection system at the Labadie Energy Center. Following an appeal from Ameren Missouri, in August 2021, the United States Court of Appeals for the Eighth Circuit affirmed the liability ruling and the district court’s remedy order as it related to the installation of a flue gas desulfurization system at the Rush Island Energy Center, but reversed the order as it related to the installation of a dry sorbent injection system at the Labadie Energy Center. In September 2023, the district court granted Ameren Missouri’s request to modify the remedy order to allow the retirement of the Rush Island Energy Center in advance of its previously expected retirement date of 2039 in lieu of installing a flue gas desulfurization system. In its amended remedy order, the district court established an October 15, 2024 retirement date to allow for the completion of various transmission reliability projects and, in the interim, authorized Ameren Missouri to operate the energy center only as needed and as directed by the MISO. The United States Department of Justice is seeking an order from the district court providing for additional mitigation relief related to prior emissions. Ameren Missouri contends that the retirement of the Rush Island Energy Center, which eliminates all future emissions from the energy center, mitigates claims relating to prior emissions. In March 2024, the district court ordered Ameren Missouri and the United States Department of Justice to file proposed draft orders outlining additional mitigation relief. In May 2024, Ameren Missouri filed a proposed draft order that includes retiring the Rush Island Energy Center, a program to provide electric buses and charging stations to schools in the metro St. Louis area, a program to provide air filters to eligible Ameren Missouri electric residential customers, and the retirement of SO2 allowances. Excluding the accelerated retirement of the Rush Island Energy Center, these programs are estimated to cost approximately $20 million. Also in May 2024, the United States Department of Justice filed a proposed draft order that includes a program to provide electric buses and charging stations to schools in the metro St. Louis area and a program to provide air filters to eligible Ameren Missouri electric residential customers. These programs include a significantly greater number of buses, charging stations, and air filters than Ameren Missouri’s proposal and the United States Department of Justice estimates these programs would cost approximately $120 million. A mediation proceeding related to the potential additional mitigation relief is scheduled for September 2024. As of June 30, 2024, Ameren and Ameren Missouri recorded a $20 million liability in “Other current liabilities” on their consolidated balance sheets related to the cost of potential additional mitigation, which represents the estimated minimum liability, as no other amount within the range was a better estimate. Ameren Missouri could be required to implement some or all of the additional mitigation relief programs included in the United States Department of Justice’s proposed draft order, the costs of which could be material and could adversely impact Ameren and Ameren Missouri’s results of operations and financial position. Depending on the scope and basis of any final order issued by the district court, which is expected by the end of 2024, Ameren Missouri or the United States Department of Justice could appeal any additional mitigation relief ordered.
The MISO designated the Rush Island Energy Center as a system support resource in 2022 and concluded that certain reliability mitigation measures, including transmission upgrades, should occur before the energy center is retired. The Rush Island Energy Center began operating as a system support resource on September 1, 2022. In 2024, the MISO extended the system support resource designation through Rush Island Energy Center’s retirement date of October 15, 2024. In July 2024, an agreement between Ameren Missouri and the MISO was filed with the FERC for approval regarding the continued operation of the energy center during peak demand times and emergencies. Construction activities are ongoing for the transmission upgrades approved by the MISO, with the majority of the upgrades expected to be completed in the fall of 2024. Ameren Missouri expects to complete the last of the necessary upgrades by mid-2025. Related to this matter, in February 2022, the MoPSC issued an order directing the MoPSC staff to review the planned accelerated retirement of the Rush Island Energy Center. See Note 2 – Rate and Regulatory Matters Part II, Item 8, of the Form 10-K for additional information.
In connection with the accelerated retirement of the Rush Island Energy Center, the MoPSC issued an order in June 2024 authorizing Ameren Missouri to finance the costs associated with the retirement, including the remaining unrecovered net plant balance associated with the facility, through the issuance of securitized utility tariff bonds pursuant to Missouri’s securitization statute. Costs associated with the retirement would exclude any additional mitigation relief ordered in the NSR and Clean Air Act litigation discussed above. See Note 2 – Rate and Regulatory Matters for additional information. As of June 30, 2024, the Rush Island Energy Center had a net plant balance of $508 million included in plant to be abandoned, net, within “Property, Plant, and Equipment, Net”. See Note 1 – Summary of Significant Accounting Policies under Part II, Item 8, of the Form 10-K for additional information regarding plant to be abandoned, net.
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
In 2015, the EPA issued a rule to revise the effluent limitation guidelines applicable to steam electric generating units. These guidelines established national standards for water discharges, prohibit effluent discharges of certain waste streams, and impose more stringent limitations on certain water discharges from power plants by 2025. To comply with these guidelines, Ameren Missouri installed dry ash handling systems and wastewater treatment facilities at its coal-fired energy centers. In April 2024, the EPA issued new effluent limitation guidelines that established a zero discharge limit for flue gas desulfurization wastewater, bottom ash transport water, and combustion residual leachate. Ameren and Ameren Missouri expect the impacts of the new guidelines on their results of operations, financial position, and liquidity to be immaterial.
CCR Management
The EPA’s 2015 CCR Rule establishes requirements for the management and disposal of CCR from coal-fired power plants and has resulted in the closure of surface impoundments at Ameren Missouri’s energy centers, with closures of surface impoundments in process at its Sioux Energy Center and retired Meramec Energy Center. Ameren Missouri plans to substantially complete the closures of remaining surface impoundments by the end of 2026. Ameren Missouri’s CCR management compliance plan includes installation of groundwater monitoring equipment and groundwater treatment facilities. In April 2024, the EPA revised the CCR Rule to impose groundwater monitoring, and corrective action, closure, and post-closure requirements on certain active and inactive CCR surface impoundments and management disposal units. Ameren and Ameren Missouri have AROs of $42 million associated with CCR storage facilities recorded on their respective balance sheets as of June 30, 2024. This amount includes an immaterial incremental ARO related to the 2024 CCR Rule, which will be revised as additional site studies are performed. Ameren and Ameren Missouri are assessing the impacts of this rule revision and, at this time, cannot predict the final impacts on their results of operations, financial position, and liquidity.
Remediation
The Ameren Companies are involved in a number of remediation actions to clean up sites impacted by the use or disposal of materials containing hazardous substances. Federal and state laws can require responsible parties to fund remediation regardless of their degree of fault, the legality of original disposal, or the ownership of a disposal site.
As of June 30, 2024, Ameren Illinois has remediated the majority of the 44 former MGP sites in Illinois with an estimated remaining obligation primarily related to three of these former MGP sites at $45 million to $95 million. Ameren and Ameren Illinois recorded a liability of $45 million to represent the estimated minimum obligation for these sites, as no other amount within the range was a better estimate. Ameren cannot estimate the completion date of the estimated remaining obligation due to site accessibility, among other things.
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

NOTE 11 – RETIREMENT BENEFITS
The following table presents the components of the net periodic benefit cost (income) incurred for Ameren’s pension and postretirement benefit plans for the three and six months ended June 30, 2024 and 2023:

	Pension Benefits				Postretirement Benefits
	Three Months		Six Months		Three Months		Six Months
	2024	2023	2024	2023	2024	2023	2024	2023
Service cost(a)	$23	$23	$44	$46	$3	$3	$6	$6
Non-service cost components:
Interest cost	56	56	111	111	11	12	22	23
Expected return on plan assets(b)	(82)	(84)	(164)	(167)	(23)	(23)	(46)	(46)
Amortization of(b):
Prior service benefit	—	—	—	—	(1)	(1)	(2)	(2)
Actuarial (gain)	(16)	(28)	(33)	(57)	(10)	(12)	(20)	(23)
Total non-service cost components(c)	$(42)	$(56)	$(86)	$(113)	$(23)	$(24)	$(46)	$(48)
Net periodic benefit income(d)	$(19)	$(33)	$(42)	$(67)	$(20)	$(21)	$(40)	$(42)
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
Ameren Missouri and Ameren Illinois are responsible for their respective share of Ameren’s pension and other postretirement costs. The following table presents the respective share of net periodic pension and other postretirement benefit costs (income) incurred for the three and six months ended June 30, 2024 and 2023:

	Pension Benefits				Postretirement Benefits
	Three Months		Six Months		Three Months		Six Months
	2024	2023	2024	2023	2024	2023	2024	2023
Ameren Missouri(a)	$(10)	$(17)	$(22)	$(35)	$(7)	$(7)	$(14)	$(15)
Ameren Illinois	(8)	(13)	(17)	(27)	(13)	(14)	(26)	(27)
Other	(1)	(3)	(3)	(5)	—	—	—	—
Ameren(a)	$(19)	$(33)	$(42)	$(67)	$(20)	$(21)	$(40)	$(42)
(a)Does not include the impact of the tracker for the difference between the level of pension and postretirement benefit costs (income) incurred by Ameren Missouri under GAAP and the level of such costs included in rates.

NOTE 12 – INCOME TAXES
The following table presents a reconciliation of the federal statutory corporate income tax rate to the effective income tax rate for the three and six months ended June 30, 2024 and 2023:

	Ameren		Ameren Missouri		Ameren Illinois
	2024	2023	2024	2023	2024	2023
Three Months
Federal statutory corporate income tax rate	21%	21%	21%	21%	21%	21%
Increases (decreases) from:
Amortization of excess deferred taxes(a)	(8)	(7)	(14)	(15)	(4)	(2)
Renewable and other tax credits(b)	(4)	(5)	(8)	(10)	—	—
State tax	5	5	3	3	7	7
Depreciation differences	(1)	—	(1)	—	—	(1)
Effective income tax rate	13%	14%	1%	(1)%	24%	25%
Six Months
Federal statutory corporate income tax rate	21%	21%	21%	21%	21%	21%
Increases (decreases) from:
Amortization of excess deferred taxes(a)	(8)	(8)	(14)	(15)	(4)	(2)
Renewable and other tax credits(b)	(4)	(4)	(8)	(10)	—	—
State tax	5	5	3	3	7	7
Depreciation differences	—	—	—	—	—	(1)
Other permanent items	—	(1)	—	—	—	—
Effective income tax rate	14%	13%	2%	(1)%	24%	25%
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
NOTE 13 – SUPPLEMENTAL INFORMATION
Cash, Cash Equivalents, and Restricted Cash
The following table provides a reconciliation of cash, cash equivalents, and restricted cash reported within the balance sheets and the statements of cash flows at June 30, 2024, and December 31, 2023:

	June 30, 2024			December 31, 2023
	Ameren	Ameren Missouri	Ameren Illinois	Ameren	Ameren Missouri	Ameren Illinois
“Cash and cash equivalents”	$19	$—	$6	$25	$—	$—
Restricted cash included in “Other current assets”	18	7	7	13	5	5
Restricted cash included in “Other assets”	260	—	260	229	—	229
Restricted cash included in “Nuclear decommissioning trust fund”	4	4	—	5	5	—
Total cash, cash equivalents, and restricted cash	$301	$11	$273	$272	$10	$234
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
Accounts Receivable
“Accounts receivable – trade” on Ameren’s and Ameren Illinois’ balance sheets include certain receivables purchased at a discount from alternative retail electric suppliers that elect to participate in the utility consolidated billing program. At June 30, 2024, and December 31, 2023, “Other current liabilities” on Ameren’s and Ameren Illinois’ balance sheets included payables for purchased receivables of $49 million and $42 million, respectively.

The following table provides a reconciliation of the beginning and ending amount of the allowance for doubtful accounts for the three and six months ended June 30, 2024 and 2023:

	Three Months		Six Months
	2024	2023	2024	2023
Ameren:
Beginning of period	$37	$34	$30	$31
Bad debt expense	6	13	16	23
Charged to other accounts(a)	1	1	4	1
Net write-offs	(7)	(9)	(13)	(16)
End of period	$37	$39	$37	$39
Ameren Missouri:
Beginning of period	$11	$12	$12	$13
Bad debt expense	4	2	5	4
Net write-offs	(3)	(2)	(5)	(5)
End of period	$12	$12	$12	$12
Ameren Illinois:(b)
Beginning of period	$26	$22	$18	$18
Bad debt expense	2	11	11	19
Charged to other accounts(a)	1	1	4	1
Net write-offs	(4)	(7)	(8)	(11)
End of period	$25	$27	$25	$27
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
Supplemental Cash Flow Information
The following table provides noncash financing and investing activity excluded from the statements of cash flows for the six months ended June 30, 2024 and 2023:

	June 30, 2024			June 30, 2023
	Ameren	Ameren Missouri	Ameren Illinois	Ameren	Ameren Missouri	Ameren Illinois
Investing:
Accrued capital expenditures, including nuclear fuel expenditures	$380	$232	$134	$325	$132	$173
Net realized and unrealized gain – nuclear decommissioning trust fund	103	103	—	105	105	—
Return of investment in industrial development revenue bonds(a)	—	—	—	240	240	—
Financing:
Issuance of common stock for stock-based compensation	$16	$—	$—	$37	$—	$—
Issuance of common stock under the DRPlus	7	—	—	7	—	—
Termination of a financing obligation(a)	—	—	—	240	240	—
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

Asset Retirement Obligations
The following table provides a reconciliation of the beginning and ending carrying amount of AROs for the six months ended June 30, 2024:

	Ameren Missouri		Ameren Illinois		Ameren
Balance at December 31, 2023	$787	(a)	$4	(b)	$791	(a)
Liabilities incurred	7	(c)	—		7	(c)
Liabilities settled	(4)		(1)		(5)
Accretion	17	(d)	—		17	(d)
Balance at June 30, 2024	$807	(a)	$3	(b)	$810	(a)
(a)Balance included $19 million in “Other current liabilities” on the balance sheet as of both June 30, 2024, and December 31, 2023.
(b)Included in “Other deferred credits and liabilities” on the balance sheet.
(c)In June 2024, Ameren and Ameren Missouri recorded an ARO related to the decommissioning for the Cass County Solar Project. In addition, as a result of the 2024 CCR Rule, Ameren and Ameren Missouri recorded an immaterial increase to their AROs associated with CCR storage facilities. See Note 9 – Commitments and Contingencies for additional information.
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
For the six months ended June 30, 2024 and 2023, excess tax benefits (deficiencies) associated with the settlement of stock-based compensation awards increased income tax expense by $1 million and reduced income tax expense by $6 million, respectively.
Deferred Compensation
At June 30, 2024, and December 31, 2023, the present value of benefits to be paid for deferred compensation obligations was $80 million and $85 million, respectively, which was primarily reflected in “Other deferred credits and liabilities” on Ameren’s consolidated balance sheet.
Operating Revenues
As of June 30, 2024 and 2023, our remaining performance obligations for contracts with a term greater than one year were immaterial. The Ameren Companies elected not to disclose the aggregate amount of the transaction price allocated to the performance obligations that are unsatisfied as of the end of the reporting period for contracts with an initial expected term of one year or less.
See Note 14 – Segment Information for disaggregated revenue information.
Excise Taxes
Ameren Missouri and Ameren Illinois collect from their customers excise taxes, including municipal and state excise taxes and gross receipts taxes that are levied on the sale or distribution of natural gas and electricity. The following table presents the excise taxes recorded on a gross basis in “Operating Revenues – Electric,” “Operating Revenues – Natural gas” and “Operating Expenses – Taxes other than income taxes” on the statements of income for the three and six months ended June 30, 2024 and 2023:

	Three Months		Six Months
	2024	2023	2024	2023
Ameren Missouri	$41	$39	$76	$73
Ameren Illinois	28	26	65	63
Ameren	$69	$65	$141	$136

Earnings per Share
The following table reconciles the basic weighted-average number of common shares outstanding to the diluted weighted-average number of common shares outstanding for the three and six months ended June 30, 2024 and 2023:

	Three Months		Six Months
	2024	2023	2024	2023
Weighted-average Common Shares Outstanding – Basic	266.7	262.6	266.5	262.4
Assumed settlement of performance share units and restricted stock units	0.1	0.6	0.3	0.8
Weighted-average Common Shares Outstanding – Diluted(a)	266.8	263.2	266.8	263.2
(a)There was an immaterial number of anti-dilutive performance share units excluded from the earnings per diluted share calculations for the three and six months ended June 30, 2024 and 2023. The outstanding forward sale agreements as of June 30, 2024 and 2023, were anti-dilutive for the three and six months ended June 30, 2024 and 2023, and were excluded from the earnings per diluted share calculation as calculated using the treasury stock method. For additional information about the outstanding forward sale agreements, see Note 4 – Long-term Debt and Equity Financings.
NOTE 14 – SEGMENT INFORMATION
The following tables present revenues, net income attributable to common shareholders, and capital expenditures by segment at Ameren and Ameren Illinois for the three and six months ended June 30, 2024 and 2023. Ameren, Ameren Missouri, and Ameren Illinois management review segment capital expenditure information rather than any individual or total asset amount. For additional information about our segments, see Note 16 – Segment Information under Part II, Item 8, of the Form 10-K.
Ameren

	Ameren Missouri	Ameren Illinois Electric Distribution	Ameren Illinois Natural Gas	Ameren Transmission		Other	Intersegment Eliminations	Ameren
Three Months 2024:
External revenues	$879	$509	$148	$157		$—	$—	$1,693
Intersegment revenues	9	—	—	34		—	(43)	—
Net income (loss) attributable to Ameren common shareholders	128	61	6	79	(a)	(16)	—	258
Capital expenditures	638	132	59	175		2	(4)	1,002
Three Months 2023:
External revenues	$933	$540	$152	$135		$—	$—	$1,760
Intersegment revenues	8	—	—	26		—	(34)	—
Net income (loss) attributable to Ameren common shareholders	102	66	11	72	(a)	(14)	—	237
Capital expenditures	433	180	90	197		2	(11)	891
Six Months 2024:
External revenues	$1,647	$1,015	$539	$308		$—	$—	$3,509
Intersegment revenues	16	—	—	68		—	(84)	—
Net income (loss) attributable to Ameren common shareholders	153	117	112	151	(a)	(14)	—	519
Capital expenditures	1,104	316	119	341		4	8	1,892
Six Months 2023:
External revenues	$1,846	$1,164	$543	$269		$—	$—	$3,822
Intersegment revenues	18	—	—	55		—	(73)	—
Net income attributable to Ameren common shareholders	130	127	98	143	(a)	3	—	501
Capital expenditures	914	350	141	410		5	2	1,822
(a)Ameren Transmission earnings reflect an allocation of financing costs from Ameren (parent).

Ameren Illinois

	Ameren Illinois Electric Distribution	Ameren Illinois Natural Gas	Ameren Illinois Transmission	Intersegment Eliminations	Ameren Illinois
Three Months 2024:
External revenues	$509	$148	$109	$—	$766
Intersegment revenues	—	—	27	(27)	—
Net income available to common shareholder	61	6	57	—	124
Capital expenditures	132	59	153	—	344
Three Months 2023:
External revenues	$540	$152	$87	$—	$779
Intersegment revenues	—	—	26	(26)	—
Net income available to common shareholder	66	11	52	—	129
Capital expenditures	180	90	167	—	437
Six Months 2024:
External revenues	$1,015	$539	$212	$—	$1,766
Intersegment revenues	—	—	55	(55)	—
Net income available to common shareholder	117	112	110	—	339
Capital expenditures	316	119	282	—	717
Six Months 2023:
External revenues	$1,164	$543	$173	$—	$1,880
Intersegment revenues	—	—	54	(54)	—
Net income available to common shareholder	127	98	102	—	327
Capital expenditures	350	141	353	—	844
The following tables present disaggregated revenues by segment at Ameren and Ameren Illinois for the three and six months ended June 30, 2024 and 2023. Economic factors affect the nature, timing, amount, and uncertainty of revenues and cash flows in a similar manner across customer classes. Revenues from alternative revenue programs have a similar distribution among customer classes as revenues from contracts with customers. Other revenues not associated with contracts with customers are presented in the Other customer classification, along with electric transmission, off-system sales, and capacity revenues.
Ameren

	Ameren Missouri	Ameren Illinois Electric Distribution		Ameren Illinois Natural Gas	Ameren Transmission	Intersegment Eliminations	Ameren
Three Months 2024:
Residential	$395	$311		$—	$—	$—	$706
Commercial	324	163		—	—	—	487
Industrial	77	47		—	—	—	124
Other	68	(12)	(a)	—	191	(43)	204
Total electric revenues	$864	$509		$—	$191	$(43)	$1,521
Residential	$13	$—		$102	$—	$—	$115
Commercial	5	—		24	—	—	29
Industrial	1	—		1	—	—	2
Other	5	—		21	—	—	26
Total natural gas revenues	$24	$—		$148	$—	$—	$172
Total revenues(b)	$888	$509		$148	$191	$(43)	$1,693

	Ameren Missouri	Ameren Illinois Electric Distribution		Ameren Illinois Natural Gas	Ameren Transmission	Intersegment Eliminations	Ameren
Three Months 2023:
Residential	$360	$337		$—	$—	$—	$697
Commercial	311	193		—	—	—	504
Industrial	75	48		—	—	—	123
Other	172	(38)	(a)	—	161	(34)	261
Total electric revenues	$918	$540		$—	$161	$(34)	$1,585
Residential	$13	$—		$98	$—	$—	$111
Commercial	6	—		25	—	—	31
Industrial	1	—		2	—	—	3
Other	3	—		27	—	—	30
Total natural gas revenues	$23	$—		$152	$—	$—	$175
Total revenues(b)	$941	$540		$152	$161	$(34)	$1,760
Six Months 2024:
Residential	$736	$608		$—	$—	$—	$1,344
Commercial	583	328		—	—	—	911
Industrial	138	92		—	—	—	230
Other	121	(13)	(a)	—	376	(84)	400
Total electric revenues	$1,578	$1,015		$—	$376	$(84)	$2,885
Residential	$53	$—		$389	$—	$—	$442
Commercial	21	—		92	—	—	113
Industrial	3	—		5	—	—	8
Other	8	—		53	—	—	61
Total natural gas revenues	$85	$—		$539	$—	$—	$624
Total revenues(b)	$1,663	$1,015		$539	$376	$(84)	$3,509
Six Months 2023:
Residential	$684	$719		$—	$—	$—	$1,403
Commercial	558	393		—	—	—	951
Industrial	136	96		—	—	—	232
Other	381	(44)	(a)	—	324	(72)	589
Total electric revenues	$1,759	$1,164		$—	$324	$(72)	$3,175
Residential	$65	$—		$394	$—	$—	$459
Commercial	29	—		102	—	—	131
Industrial	3	—		9	—	—	12
Other	8	—		38	—	(1)	45
Total natural gas revenues	$105	$—		$543	$—	$(1)	$647
Total revenues(b)	$1,864	$1,164		$543	$324	$(73)	$3,822

(a)Includes over-recoveries of various riders.
(b)The following table presents increases/(decreases) in revenues from alternative revenue programs and other revenues not from contracts with customers for the three and six months ended June 30, 2024 and 2023:

	Ameren Missouri		Ameren Illinois Electric Distribution	Ameren Illinois Natural Gas	Ameren Transmission	Ameren
Three Months 2024:
Revenues from alternative revenue programs	$(1)		$22	$—	$4	$25
Other revenues not from contracts with customers	1		1	1	—	3
Three Months 2023:
Revenues from alternative revenue programs	$—		$60	$9	$5	$74
Other revenues not from contracts with customers	(2)	(a)	2	1	—	1	(a)
Six Months 2024:
Revenues from alternative revenue programs	$(7)		$61	$19	$13	$86
Other revenues not from contracts with customers	2		3	2	—	7
Six Months 2023:
Revenues from alternative revenue programs	$(2)		$124	$37	$13	$172
Other revenues not from contracts with customers	(8)	(a)	4	2	—	(2)	(a)
(a)Includes net realized losses on derivative power contracts.
Ameren Illinois

	Ameren Illinois Electric Distribution		Ameren Illinois Natural Gas	Ameren Illinois Transmission	Intersegment Eliminations	Ameren Illinois
Three Months 2024:
Residential	$311		$102	$—	$—	$413
Commercial	163		24	—	—	187
Industrial	47		1	—	—	48
Other	(12)	(a)	21	136	(27)	118
Total revenues(b)	$509		$148	$136	$(27)	$766
Three Months 2023:
Residential	$337		$98	$—	$—	$435
Commercial	193		25	—	—	218
Industrial	48		2	—	—	50
Other	(38)	(a)	27	113	(26)	76
Total revenues(b)	$540		$152	$113	$(26)	$779
Six Months 2024:
Residential	$608		$389	$—	$—	$997
Commercial	328		92	—	—	420
Industrial	92		5	—	—	97
Other	(13)	(a)	53	267	(55)	252
Total revenues(b)	$1,015		$539	$267	$(55)	$1,766
Six Months 2023:
Residential	$719		$394	$—	$—	$1,113
Commercial	393		102	—	—	495
Industrial	96		9	—	—	105
Other	(44)	(a)	38	227	(54)	167
Total revenues(b)	$1,164		$543	$227	$(54)	$1,880

(a)Includes over-recoveries of various riders.
(b)The following table presents increases/(decreases) in revenues from alternative revenue programs and other revenues not from contracts with customers for the Ameren Illinois segments for the three and six months ended June 30, 2024 and 2023:

	Ameren Illinois Electric Distribution	Ameren Illinois Natural Gas	Ameren Illinois Transmission	Ameren Illinois
Three Months 2024:
Revenues from alternative revenue programs	$22	$—	$2	$24
Other revenues not from contracts with customers	1	1	—	2
Three Months 2023:
Revenues from alternative revenue programs	$60	$9	$3	$72
Other revenues not from contracts with customers	2	1	—	3
Six Months 2024:
Revenues from alternative revenue programs	$61	$19	$10	$90
Other revenues not from contracts with customers	3	2	—	5
Six Months 2023:
Revenues from alternative revenue programs	$124	$37	$10	$171
Other revenues not from contracts with customers	4	2	—	6
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
OVERVIEW
Net income attributable to Ameren common shareholders in the three months ended June 30, 2024, was $258 million, or $0.97 per diluted share, compared with $237 million, or $0.90 per diluted share, in the year-ago period. Net income attributable to Ameren common shareholders in the six months ended June 30, 2024, was $519 million, or $1.95 per diluted share, compared with $501 million, or $1.90 per diluted share, in the year-ago period. Net income for the three and six months ended June 30, 2024, were favorably affected by increased base rate revenues pursuant to the MoPSC's June 2023 electric rate order; increased retail electric sales at Ameren Missouri, primarily due to warmer spring and early summer temperatures in 2024; and increased deferral of financing costs associated with rate base investments at Ameren Missouri. Earnings for the three and six months ended June 30, 2024, were also favorably affected by increased rate base investments at Ameren Transmission. Net income for the six months ended June 30, 2024, was favorably affected by higher base rate revenues pursuant to the ICC's November 2023 natural gas rate order, which increased earnings at Ameren Illinois Natural Gas. Net income for the three and six months ended June 30, 2024, were unfavorably affected by increased other operations and maintenance expenses not subject to formula rates, riders, or trackers, including a charge recorded by Ameren Missouri related to a change in the estimated minimum cost of additional mitigation relief associated with NSR and Clean Air Act litigation applicable to the Rush Island Energy Center for the six months ended June 30, 2024. Earnings for the three and six months ended June 30, 2024, were also unfavorably affected by increased financing costs due to higher long-term debt balances and interest rates and a lower recognized ROE under the MYRP. In addition, an increase in the weighted-average basic common shares outstanding reduced earnings per diluted share.
Ameren’s strategic plan includes investing in rate-regulated energy infrastructure, enhancing regulatory frameworks and advocating for responsible policies, and optimizing operating performance to capitalize on opportunities to benefit our customers, communities, shareholders, and the environment. Ameren remains focused on disciplined cost management and strategic capital allocation. Ameren invested $1.9 billion in its rate-regulated businesses in the six months ended June 30, 2024.
In June 2024, Ameren Missouri filed a request with the MoPSC seeking approval to increase its annual revenues for electric service by $446 million. The electric rate increase request is based on a 10.25% return on common equity, a capital structure composed of 52% common equity, a rate base of $14 billion, and a test year ended March 31, 2024, with certain pro-forma adjustments expected through an anticipated true-up date of December 31, 2024. The MoPSC proceeding relating to the proposed electric service rate changes will take place over a period of up to 11 months, with a decision by the MoPSC expected by May 2025 and new rates effective by June 2025.
In June 2024, the MoPSC issued a financing order authorizing the issuance of securitized utility tariff bonds by a wholly owned, special purpose subsidiary of Ameren Missouri to finance approximately $470 million of costs related to the planned accelerated retirement of the Rush Island Energy Center, which includes the expected remaining unrecovered net plant balance associated with the facility, among other costs. Ameren Missouri initially petitioned the MoPSC in November 2023 to finance $519 million of costs. The difference between the initial petition and final financing order will be considered for recovery in future rate proceedings involving the securitized utility tariff charge or base rates. Ameren Missouri will collect the amounts necessary to repay the bonds over approximately 15 years from the date of bond issuance. The financing order also includes a determination that the decision to retire the Rush Island Energy Center was reasonable and prudent. The MoPSC did not make a determination regarding the prudency of Ameren Missouri's prior actions that resulted in the adverse ruling in the NSR and Clean Air Act litigation discussed in Note 9 – Commitments and Contingencies under Part I, Item 1, of this report. However, claims regarding such actions could be considered in future regulatory proceedings. If future regulatory proceedings result in revenue reductions based on Ameren Missouri’s prior actions that resulted in the adverse ruling in the NSR and Clean Air Act litigation, it could have a material adverse effect on the results of operations, financial position, and liquidity of Ameren and Ameren Missouri. In July 2024, the MoOPC filed a request for rehearing of the financing order. Ameren Missouri expects a decision on the rehearing request in August 2024. The decision on the rehearing request is subject to appeal. The timing of the issuance of securitized utility tariff bonds is dependent on the conclusion of any appeal process.
In June 2024, the MoPSC issued an order approving a requested CCN for the Cass County Solar Project and Ameren Missouri acquired the project, which includes solar panels, project design, land rights, and engineering, procurement, and construction agreements, for approximately $250 million and took over construction management of the project. Also in June 2024, Ameren Missouri filed for a CCN with the MoPSC to construct the Castle Bluff Natural Gas Project. In March 2024, the MoPSC issued an order approving requested CCNs for the Split Rail, Vandalia, and Bowling Green solar projects. In February and April 2023, the MoPSC issued orders approving requested CCNs for the Huck Finn and Boomtown solar projects, respectively.
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
In January 2024, Ameren Missouri filed a proposed customer energy-efficiency plan with the MoPSC under the MEEIA. This filing proposed a three-year plan, which includes a portfolio of customer energy-efficiency programs, along with the continued use of the MEEIA rider, which allows Ameren Missouri to collect from customers its actual MEEIA program costs and related lost electric revenues. If the plan is approved, Ameren Missouri intends to invest $123 million annually in the proposed customer energy-efficiency programs from 2025 to 2027. In addition, Ameren Missouri requested performance incentives applicable to each plan year to earn revenues by achieving certain customer energy-efficiency savings and target spending goals. If 100% of the goals are achieved, Ameren Missouri would earn performance incentive revenues totaling $56 million over the three-year plan. Ameren Missouri also requested additional performance incentives applicable to each plan year totaling up to $14 million over the three-year plan, if Ameren Missouri exceeds 100% of the goals. In March 2024, the MoPSC staff and the MoOPC filed responses in opposition to the proposed customer energy-efficiency plan under the MEEIA. Ameren Missouri expects a decision by the MoPSC by October 2024, but cannot predict the ultimate outcome of this regulatory proceeding.
In September 2023, the United States District Court for the Eastern District of Missouri granted Ameren Missouri’s request to modify a September 2019 remedy order issued by the district court in order to allow the retirement of the Rush Island Energy Center in advance of its previously expected retirement date of 2039, in lieu of installing a flue gas desulfurization system. In its amended remedy order, the district court established an October 15, 2024 retirement date to allow for the completion of various transmission reliability projects and, in the interim, authorized Ameren Missouri to operate the energy center only as needed and as directed by the MISO. The United States Department of Justice is seeking an order from the district court providing for additional mitigation relief related to prior emissions. Ameren Missouri contends that the retirement of the Rush Island Energy Center, which eliminates all future emissions from the energy center, mitigates claims relating to prior emissions. In March 2024, the district court ordered Ameren Missouri and the United States Department of Justice to file proposed draft orders outlining additional mitigation relief. In May 2024, Ameren Missouri filed a proposed draft order that includes retiring the Rush Island Energy Center, a program to provide electric buses and charging stations to schools in the metro St. Louis area, a program to provide air filters to eligible Ameren Missouri electric residential customers, and the retirement of SO2 allowances. Excluding the accelerated retirement of the Rush Island Energy Center, these programs are estimated to cost approximately $20 million. Also in May 2024, the United States Department of Justice filed a proposed draft order that includes a program to provide electric buses and charging stations to schools in the metro St. Louis area and a program to provide air filters to eligible Ameren Missouri electric residential customers. These programs include a significantly greater number of buses, charging stations, and air filters than Ameren Missouri’s proposal and the United States Department of Justice estimates these programs would cost approximately $120 million. A mediation proceeding related to the potential additional mitigation relief is scheduled for September 2024. As of June 30, 2024, Ameren and Ameren Missouri recorded a $20 million liability related to the cost of potential additional mitigation, which represents the estimated minimum liability, as no other amount within the range was a better estimate. Ameren Missouri could be required to implement some or all of the additional mitigation relief programs included in the United States Department of Justice’s proposed draft order, the costs of which could be material and could adversely impact Ameren and Ameren Missouri’s results of operations and financial position. Depending on the scope and basis of any final order issued by the district court, which is expected by the end of 2024, Ameren Missouri or the United States Department of Justice could appeal any additional mitigation relief ordered.
In April 2024, Ameren Illinois filed for a reconciliation adjustment to its 2023 electric distribution service revenue requirement with the ICC. In July 2024, Ameren Illinois filed a revised reconciliation adjustment, requesting recovery of $158 million. The reconciliation adjustment reflects a capital structure composed of 50% common equity and Ameren Illinois’ actual 2023 recoverable costs and year-end rate base. An ICC decision in this proceeding is required by December 2024, and any approved adjustment would be collected from customers in 2025. This is the final revenue requirement reconciliation under the IEIMA formula framework.
In December 2023, the ICC issued an order in Ameren Illinois' MYRP proceeding approving base rates for electric distribution services for 2024 through 2027 and rejecting Ameren Illinois' Grid Plan, which was addressed as part of the MYRP proceeding. Rate changes consistent with the December 2023 order became effective in January 2024 and remained effective through late June 2024, when new rates became effective pursuant to the June 2024 ICC rehearing order discussed below. The December 2023 order adopted an alternative methodology to establish a rate base and revenue requirements for the years 2024 through 2027 using Ameren Illinois’ previously approved 2022 year-end rate base. In January 2024, the ICC partially denied a rehearing requested by Ameren Illinois to revise the allowed ROE in the December 2023 order and granted Ameren Illinois’ rehearing request to reconsider the rate base for each year of the MYRP and to include a base level of investments to maintain grid reliability in each year of the MYRP. In June 2024, the ICC issued an order on Ameren Illinois’ rehearing request, approving revenue requirements for electric distribution services for 2024, 2025, 2026, and 2027 of $1,196 million, $1,282 million, $1,350 million, and $1,397 million, respectively. New rates became effective in late June 2024. In July 2024, Ameren Illinois filed a request for rehearing of the ICC’s June 2024 rehearing order to include an asset associated with other postretirement benefits in the rate base. Subsequently, in August 2024, the ICC denied the rehearing request. The ICC rehearing denial is subject to appeal. Also, in January 2024, Ameren Illinois filed an appeal of the December 2023 ICC order, including the 8.72% ROE, to the Illinois Appellate Court for the Fifth Judicial District. The court is under no deadline to address the appeal. In July 2024, Ameren Illinois filed an update to its revised Grid Plan and a request to update the associated MYRP revenue requirements for 2024, 2025, 2026, and 2027 of $1,215 million, $1,300 million, $1,386 million, and $1,446 million, respectively. An ICC decision on the revised Grid Plan and updated revenue requirements is expected by the end of 2024 with rates effective in January 2025. Ameren Illinois cannot predict the ultimate outcome of the appeal to the Illinois Appellate Court for the Fifth Judicial District, its revised Grid Plan filing, or its request to update the associated MYRP revenue requirements for 2024 through 2027.
In November 2023, the ICC issued an order in Ameren Illinois’ January 2023 natural gas delivery service regulatory rate review, which resulted in an increase to its annual revenues for natural gas delivery service of $112 million based on a 9.44% allowed ROE, a capital structure composed of 50% common equity, and a rate base of approximately $2.85 billion. The order reflected a reduction of approximately $93 million of planned distribution and transmission capital investments included in Ameren Illinois’ requested revenue increase, which used a 2024 future test year. The new rates became effective on November 28, 2023. In December 2023, Ameren Illinois filed a request for rehearing of the ICC’s November 2023 order. The filing requested the ICC revise the order to include an allowed ROE of at least 9.89%, a capital structure composed of 52% common equity, and the reversal of the approximately $93 million reduction of planned distribution and transmission capital investments included in the order, among other things. In January 2024, the ICC denied Ameren Illinois’ rehearing request. Subsequently, in January 2024, Ameren Illinois filed an appeal of the November 2023 ICC order to the Illinois Appellate Court for the Fifth Judicial District. The court is under no deadline to address the appeal. Ameren Illinois cannot predict the ultimate outcome of this appeal.

In May 2024, Ameren Illinois filed its annual electric energy-efficiency formula rate update to increase its rates by $26 million with the ICC. An ICC decision in this proceeding is required by December 2024, with new rates effective January 2025.
In 2021, the MISO issued a report outlining a preliminary long-range transmission planning roadmap of projects through 2039, which considers the rapidly changing generation mix within MISO resulting from significant additions of renewable generation, actual and expected generation plant closures, and state mandates or goals for clean energy or carbon emissions reductions. In July 2022, the MISO approved the first tranche of projects under the roadmap. A portion of these projects were assigned to various utilities, of which Ameren was awarded projects that are estimated to cost approximately $1.8 billion, based on the MISO’s cost estimate. Related to these projects, Ameren began substation upgrades in May 2024 in advance of transmission line construction, which is expected to begin in 2026, with forecasted completion dates near the end of this decade. In addition, MISO awarded two competitive bid projects to ATXI in the fourth quarter of 2023 and one in April 2024 that represent a total estimated investment of approximately $220 million for ATXI. In February 2024, Ameren Illinois and ATXI filed a request for a CCN, among other things, with the ICC related to the portion of the MISO long-range transmission projects they will construct within the ICC’s jurisdiction. A decision by the ICC is expected by mid-2025. In July 2024, ATXI filed a request for a CCN, among other things, with the MoPSC related to a portion of the MISO long-range transmission projects that it will construct within the MoPSC’s jurisdiction. A decision by the MoPSC is expected by mid-2025. In June 2024, the MISO revised a proposed first set of second tranche projects with estimated costs of $23 billion to $27 billion based on the MISO’s cost estimate. The MISO is expected to approve this set of projects by the end of 2024. The MISO expects to develop an additional set of second tranche projects in 2025.
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
Although the pace of inflation has slowed recently, we are still observing elevated inflation levels that continue to put pressure on the prices of labor, services, materials, and supplies, as well as high interest rates. Ameren Missouri and Ameren Illinois are generally allowed to pass on to customers prudently incurred costs for fuel, purchased power, and natural gas supply. Additionally, for certain non-commodity cost changes, the use of trackers, riders, formula ratemaking, and future test years, as applicable, mitigates our exposure.
Ameren Missouri principally uses coal and enriched uranium for fuel in its electric generation operations and purchases natural gas for its customers. Ameren Illinois purchases power and natural gas for its customers. The prices for these commodities can fluctuate significantly because of the global economic and political environment, weather, supply, demand, and many other factors. We have natural gas cost recovery mechanisms for our Illinois and Missouri natural gas distribution businesses, a purchased power cost recovery mechanism for Ameren Illinois’ electric distribution business, and a FAC for Ameren Missouri’s electric business.
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
Earnings Summary
The following table presents a summary of Ameren’s earnings for the three and six months ended June 30, 2024 and 2023:

	Three Months		Six Months
	2024	2023	2024	2023
Net income attributable to Ameren common shareholders	$258	$237	$519	$501
Earnings per common share – diluted	0.97	0.90	1.95	1.90

Net income attributable to Ameren common shareholders increased $21 million, or 7 cents per diluted share, in the three months ended June 30, 2024, compared with the year-ago period. The increase was due to net income increases of $26 million and $7 million at Ameren Missouri and Ameren Transmission, respectively. These increases were partially offset by net income decreases of $5 million and $5 million at Ameren Illinois Electric Distribution and Ameren Illinois Natural Gas, respectively, and an increase in net loss of $2 million for activity not reported as part of a segment, primarily at Ameren (parent).
Net income attributable to Ameren common shareholders increased $18 million, or 5 cents per diluted share, in the six months ended June 30, 2024, compared with the year-ago period. The increase was due to net income increases of $23 million, $14 million, and $8 million, at Ameren Missouri, Ameren Illinois Natural Gas, and Ameren Transmission, respectively. These increases were partially offset by a net income decrease of $10 million at Ameren Illinois Electric Distribution and a net loss of $14 million compared with net income of $3 million in the year-ago period, for activity not reported as part of a segment, primarily at Ameren (parent).
Earnings per diluted share were favorably affected in the three and six months ended June 30, 2024, compared to the year-ago periods (except where a specific period is referenced), by:
•increased base rate revenues at Ameren Missouri effective July 9, 2023, pursuant to the June 2023 MoPSC electric rate order, partially offset by the net effect of amortization of previously deferred depreciation expense under the PISA and RESRAM, financing costs otherwise recoverable under the PISA and RESRAM, a lower base level of expenses included in trackers, and the net recovery for amounts associated with the reduction in sales volumes resulting from MEEIA programs (5 cents and 9 cents per share, respectively);
•increased retail electric sales volumes at Ameren Missouri, primarily due to warmer spring and early summer temperatures in the three months ended June 30, 2024, and increased retail electric sales volumes, excluding the estimated effects of weather and customer energy-efficiency programs (estimated at 6 cents and 8 cents per share, respectively);
•increased rate base investments at Ameren Transmission, which increased earnings in this segment (4 cents and 7 cents per share, respectively);
•increased allowance for equity funds used during construction and increased base rate revenues for the inclusion of previously deferred PISA and RESRAM interest charges pursuant to the June 2023 MoPSC electric rate order effective July 9, 2023, partially offset by increased interest charges resulting from lower deferrals related to infrastructure investments associated with the PISA and RESRAM, both at Ameren Missouri (3 cents and 6 cents per share, respectively);
•increased base rate revenues at Ameren Illinois Natural Gas effective November 28, 2023, pursuant to the November 2023 ICC natural gas rate order, partially offset by increased depreciation and amortization expenses included in base rates (4 cents per share for the six months ended June 30, 2024); and
•a change in rate design at Ameren Illinois Natural Gas pursuant to the November 2023 ICC natural gas rate order that concentrates more revenues in the winter heating season due to an increase in volumetric rates, which increased earnings for the three months ended March 31, 2024, but is not expected to materially impact full year results (2 cents per share for the six months ended June 30, 2024).
Earnings per diluted share were unfavorably affected in the three and six months ended June 30, 2024, compared to the year-ago periods (except where a specific period is referenced), by:
•increased financing costs at Ameren Missouri and Ameren (parent), primarily due to higher long-term debt balances and interest rates (4 cents and 7 cents per share, respectively);
•increased other operations and maintenance expenses not subject to formula rates, riders, or trackers, primarily at Ameren Missouri, excluding a charge related to an increase in the estimated minimum cost of additional mitigation relief discussed below, largely due to the absence in 2024 of the recognition of regulatory assets for previously expensed costs approved for recovery pursuant to the June 2023 MoPSC rate order (3 cents and 6 cents per share, respectively);
•a charge recorded by Ameren Missouri, included in other operation and maintenance expenses, related to an increase in the estimated minimum cost of additional mitigation relief associated with NSR and Clean Air Act litigation applicable to the Rush Island Energy Center, see Note 9 - Commitments and Contingencies under Part 1, Item 1, of this report for more information (4 cents per share for the six months ended June 30, 2024);
•lower revenue at Ameren Illinois Electric Distribution due to a lower recognized ROE under the MYRP (2 cents and 4 cents per share, respectively);
•increased weighted-average basic common shares outstanding resulting from issuances of common shares as detailed in Note 4 – Long-term Debt and Equity Financings under Part I, Item 1, of this report, and Note 5 – Long-term Debt and Equity Financings under Part II, Item 8, of the Form 10-K (1 cent and 3 cents per share, respectively);
•increased income tax expense not subject to formula rates or riders, primarily due to a decrease in income tax benefits at Ameren (parent) related to stock-based compensation (2 cents per share for the six months ended June 30, 2024); and
•increased taxes other than income taxes, primarily at Ameren Missouri, largely resulting from the absence in 2024 of employee retention tax credits received under the Coronavirus Aid, Relief, and Economic Security Act (1 cent per share for the six months ended June 30, 2024).

The cents per share variances above are presented based on the weighted-average basic common shares outstanding in the three and six months ended June 30, 2023, and do not reflect the impact of dilution on earnings per share, unless otherwise noted. The amounts above other than variances related to income taxes have been presented net of income taxes using Ameren’s 2024 blended federal and state statutory tax rate of 26%. For additional details regarding the Ameren Companies’ results of operations, including explanations of Operating Revenues for both Electric Revenues and Natural Gas Revenues; Fuel and Purchased Power Expenses; Other Operations and Maintenance Expenses; Depreciation and Amortization Expenses; Taxes Other Than Income Taxes; Other Income, Net; Interest Charges; and Income Taxes, see the major headings below.

Below is Ameren’s table of income statement components by segment for the three and six months ended June 30, 2024 and 2023:

	Ameren Missouri	Ameren Illinois Electric Distribution	Ameren Illinois Natural Gas	Ameren Transmission	Other / Intersegment Eliminations	Ameren
Three Months 2024:
Electric revenues	$864	$509	$—	$191	$(43)	$1,521
Natural gas revenues	24	—	148	—	—	172
Fuel and purchased power	(189)	(168)	—	—	30	(327)
Natural gas purchased for resale	(9)	—	(24)	—	—	(33)
Other operations and maintenance expenses	(247)	(153)	(59)	(16)	10	(465)
Depreciation and amortization expenses	(208)	(93)	(33)	(40)	(2)	(376)
Taxes other than income taxes	(91)	(19)	(15)	(2)	(4)	(131)
Operating income (loss)	144	76	17	133	(9)	361
Other income, net	49	27	7	4	16	103
Interest charges	(63)	(26)	(15)	(29)	(32)	(165)
Income (taxes) benefit	(1)	(15)	(3)	(29)	9	(39)
Net income (loss)	129	62	6	79	(16)	260
Noncontrolling interests – preferred stock dividends	(1)	(1)	—	—	—	(2)
Net income (loss) attributable to Ameren common shareholders	$128	$61	$6	$79	$(16)	$258
Three Months 2023:
Electric revenues	$918	$540	$—	$161	$(34)	$1,585
Natural gas revenues	23	—	152	—	—	175
Fuel and purchased power	(289)	(218)	—	—	27	(480)
Natural gas purchased for resale	(9)	—	(33)	—	—	(42)
Other operations and maintenance expenses	(237)	(133)	(58)	(13)	(9)	(450)
Depreciation and amortization expenses	(186)	(87)	(27)	(34)	(1)	(335)
Taxes other than income taxes	(88)	(18)	(13)	(2)	(3)	(124)
Operating income (loss)	132	84	21	112	(20)	329
Other income, net	22	26	8	8	18	82
Interest charges	(52)	(22)	(13)	(23)	(24)	(134)
Income (taxes) benefit	1	(21)	(5)	(25)	12	(38)
Net income (loss)	103	67	11	72	(14)	239
Noncontrolling interests – preferred stock dividends	(1)	(1)	—	—	—	(2)
Net income (loss) attributable to Ameren common shareholders	$102	$66	$11	$72	$(14)	$237

	Ameren Missouri	Ameren Illinois Electric Distribution	Ameren Illinois Natural Gas	Ameren Transmission	Other / Intersegment Eliminations	Ameren
Six Months 2024:
Electric revenues	$1,578	$1,015	$—	$376	$(84)	$2,885
Natural gas revenues	85	—	539	—	—	624
Fuel and purchased power	(355)	(360)	—	—	60	(655)
Natural gas purchased for resale	(37)	—	(147)	—	—	(184)
Other operations and maintenance expenses	(501)	(289)	(117)	(35)	7	(935)
Depreciation and amortization expenses	(403)	(186)	(66)	(79)	(3)	(737)
Taxes other than income taxes	(178)	(36)	(41)	(4)	(7)	(266)
Operating income (loss)	189	144	168	258	(27)	732
Other income, net	93	49	14	6	30	192
Interest charges	(125)	(48)	(30)	(58)	(58)	(319)
Income (taxes) benefit	(2)	(27)	(40)	(55)	41	(83)
Net income (loss)	155	118	112	151	(14)	522
Noncontrolling interests – preferred stock dividends	(2)	(1)	—	—	—	(3)
Net income (loss) attributable to Ameren common shareholders	$153	$117	$112	$151	$(14)	$519
Six Months 2023:
Electric revenues	$1,759	$1,164	$—	$324	$(72)	$3,175
Natural gas revenues	105	—	543	—	(1)	647
Fuel and purchased power	(610)	(533)	—	—	55	(1,088)
Natural gas purchased for resale	(56)	—	(194)	—	—	(250)
Other operations and maintenance expenses	(476)	(262)	(117)	(29)	(14)	(898)
Depreciation and amortization expenses	(362)	(171)	(53)	(67)	(2)	(655)
Taxes other than income taxes	(168)	(36)	(36)	(4)	(7)	(251)
Operating income (loss)	192	162	143	224	(41)	680
Other income, net	41	50	16	14	39	160
Interest charges	(103)	(43)	(26)	(45)	(44)	(261)
Income (taxes) benefit	2	(41)	(35)	(50)	49	(75)
Net income	132	128	98	143	3	504
Noncontrolling interests – preferred stock dividends	(2)	(1)	—	—	—	(3)
Net income attributable to Ameren common shareholders	$130	$127	$98	$143	$3	$501

Below is Ameren Illinois’ table of income statement components by segment for the three and six months ended June 30, 2024 and 2023:

	Ameren Illinois Electric Distribution	Ameren Illinois Natural Gas	Ameren Illinois Transmission	Other / Intersegment Eliminations	Ameren Illinois
Three Months 2024:
Electric revenues	$509	$—	$136	$(27)	$618
Natural gas revenues	—	148	—	—	148
Purchased power	(168)	—	—	27	(141)
Natural gas purchased for resale	—	(24)	—	—	(24)
Other operations and maintenance expenses	(153)	(59)	(12)	—	(224)
Depreciation and amortization expenses	(93)	(33)	(28)	—	(154)
Taxes other than income taxes	(19)	(15)	(1)	—	(35)
Operating income	76	17	95	—	188
Other income, net	27	7	3	—	37
Interest charges	(26)	(15)	(19)	—	(60)
Income taxes	(15)	(3)	(22)	—	(40)
Net income	62	6	57	—	125
Preferred stock dividends	(1)	—	—	—	(1)
Net income attributable to common shareholder	$61	$6	$57	$—	$124
Three Months 2023:
Electric revenues	540	$—	$113	$(26)	627
Natural gas revenues	—	152	—	—	152
Purchased power	(218)	—	—	26	(192)
Natural gas purchased for resale	—	(33)	—	—	(33)
Other operations and maintenance expenses	(133)	(58)	(10)	—	(201)
Depreciation and amortization expenses	(87)	(27)	(24)	—	(138)
Taxes other than income taxes	(18)	(13)	(1)	—	(32)
Operating income	84	21	78	—	183
Other income, net	26	8	7	—	41
Interest charges	(22)	(13)	(15)	—	(50)
Income taxes	(21)	(5)	(18)	—	(44)
Net income	67	11	52	—	130
Preferred stock dividends	(1)	—	—	—	(1)
Net income attributable to common shareholder	$66	$11	$52	$—	$129
Six Months 2024:
Electric revenues	$1,015	$—	$267	$(55)	$1,227
Natural gas revenues	—	539	—	—	539
Purchased power	(360)	—	—	55	(305)
Natural gas purchased for resale	—	(147)	—	—	(147)
Other operations and maintenance expenses	(289)	(117)	(28)	—	(434)
Depreciation and amortization expenses	(186)	(66)	(55)	—	(307)
Taxes other than income taxes	(36)	(41)	(2)	—	(79)
Operating income	144	168	182	—	494
Other income, net	49	14	5	—	68
Interest charges	(48)	(30)	(37)	—	(115)
Income taxes	(27)	(40)	(40)	—	(107)
Net income	118	112	110	—	340
Preferred stock dividends	(1)	—	—	—	(1)
Net income attributable to common shareholder	$117	$112	$110	$—	$339

	Ameren Illinois Electric Distribution	Ameren Illinois Natural Gas	Ameren Illinois Transmission	Other / Intersegment Eliminations	Ameren Illinois
Six Months 2023:
Electric revenues	$1,164	$—	$227	$(54)	$1,337
Natural gas revenues	—	543	—	—	543
Purchased power	(533)	—	—	54	(479)
Natural gas purchased for resale	—	(194)	—	—	(194)
Other operations and maintenance expenses	(262)	(117)	(24)	—	(403)
Depreciation and amortization expenses	(171)	(53)	(47)	—	(271)
Taxes other than income taxes	(36)	(36)	(2)	—	(74)
Operating income	162	143	154	—	459
Other income, net	50	16	12	—	78
Interest charges	(43)	(26)	(28)	—	(97)
Income taxes	(41)	(35)	(36)	—	(112)
Net income	128	98	102	—	328
Preferred stock dividends	(1)	—	—	—	(1)
Net income attributable to common shareholder	$127	$98	$102	$—	$327

Operating Revenues
The following table presents the increases (decreases) by Ameren segment for electric and natural gas revenues for the three and six months ended June 30, 2024, compared with the year-ago periods:

Three Months	Ameren Missouri	Ameren Illinois Electric Distribution	Ameren Illinois Natural Gas	Ameren Transmission(a)	Other /Intersegment Eliminations	Ameren
Electric revenue change:
Base rates (estimate)(b)	$31	$8	$—	$26	$—	$65
Effect of weather (estimate)(c)	27	—	—	—	—	27
Sales volumes and changes in customer usage patterns (excluding the estimated effects of weather and MEEIA)	(3)	—	—	—	—	(3)
Off-system sales, capacity, and FAC revenues, net	(96)	—	—	—	—	(96)
Ameren Illinois energy-efficiency program investment revenues	—	7	—	—	—	7
Electric deferred income tax adjustment(d)	—	(4)	—	—	—	(4)
Other	—	(1)	—	4	(6)	(3)
Cost recovery mechanisms – offset in fuel and purchased power(e)	(21)	(50)	—	—	(3)	(74)
Other cost recovery mechanisms(f)	8	9	—	—	—	17
Total electric revenue change	$(54)	$(31)	$—	$30	$(9)	$(64)
Natural gas revenue change:
Base rates (estimate)	$—	$—	$11	$—	$—	$11
Change in rate design (estimate)	—	—	(5)	—	—	(5)
Cost recovery mechanisms – offset in natural gas purchased for resale(e)	1	—	(9)	—	—	(8)
Other cost recovery mechanisms(f)	—	—	(1)	—	—	(1)
Total natural gas revenue change	$1	$—	$(4)	$—	$—	$(3)
Six Months
Electric revenue change:
Base rates (estimate)(b)	$60	$16	$—	$45	$—	$121
Effect of weather (estimate)(c)	21	—	—	—	—	21
Sales volumes and changes in customer usage patterns (excluding the estimated effects of weather and MEEIA)	11	—	—	—	—	11
Off-system sales, capacity, and FAC revenues, net	(247)	—	—	—	—	(247)
Ameren Illinois energy-efficiency program investment revenues	—	11	—	—	—	11
Electric deferred income tax adjustment(d)	—	(9)	—	—	—	(9)
Other	(1)	(3)	—	7	(7)	(4)
Cost recovery mechanisms – offset in fuel and purchased power(e)	(38)	(173)	—	—	(5)	(216)
Other cost recovery mechanisms(f)	13	9	—	—	—	22
Total electric revenue change	$(181)	$(149)	$—	$52	$(12)	$(290)
Natural gas revenue change:
Base rates (estimate)	$—	$—	$35	$—	$—	$35
Change in rate design (estimate)	—	—	6	—	—	6
Effect of weather (estimate)(c)	1	—	—	—	—	1
Other	—	—	3	—	1	4
Cost recovery mechanisms – offset in natural gas purchased for resale(e)	(20)	—	(47)	—	—	(67)
Other cost recovery mechanisms(f)	(1)	—	(1)	—	—	(2)
Total natural gas revenue change	$(20)	$—	$(4)	$—	$1	$(23)
(a)Includes an increase in transmission revenues of $23 million and $40 million at Ameren Illinois for the three and six months ended June 30, 2024, respectively, compared with the year-ago periods.
(b)For Ameren Illinois Electric Distribution and Ameren Transmission, base rates include increases or decreases in operating revenues related to the revenue requirement reconciliation adjustment under the MYRP and formula rates, respectively. For Ameren Missouri, base rates exclude an increase for the recovery of lost electric revenue, less the associated fuel and purchased power expenses, resulting from the MEEIA customer energy-efficiency programs and a decrease in base rates for RESRAM. These changes in Ameren Missouri base rates are included in the “Sales volumes and changes in customer usage patterns (excluding the estimated effects of weather and MEEIA)” and “Cost recovery mechanisms - offset in fuel and purchased power” line items, respectively.
(c)Represents the estimated variation resulting primarily from changes in cooling and heating degree-days on electric and natural gas demand compared with the year-ago periods; this variation is based on temperature readings from National Oceanic and Atmospheric Administration weather stations at local airports in our service territories.
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
Electric Revenues
Ameren
Ameren’s electric revenues decreased $64 million, or 4%, and $290 million, or 9%, for the three and six months ended June 30, 2024, respectively, compared with the year-ago periods, primarily due to decreased revenues at Ameren Missouri and Ameren Illinois Electric Distribution, partially offset by increased revenues at Ameren Transmission, as discussed below.
Ameren Transmission
Ameren Transmission’s electric revenues increased $30 million, or 19%, and $52 million, or 16%, for the three and six months ended June 30, 2024, respectively, compared with the year-ago periods. Revenues were favorably affected by higher recoverable expenses
(+$15 million and +$25 million, respectively), increased capital investment (+$11 million and +$20 million, respectively), as evidenced by a 14% increase in rate base used to calculate the revenue requirement, and increased facility rental revenues (+$4 million and +$7 million, respectively) related to ATXI’s transmission operations control center, which was placed in service in December 2023. ATXI provides affiliates with access to this facility. Rental revenues associated with this facility are affiliate transactions and eliminated in consolidation for Ameren’s consolidated financial statements. See Note 8 – Related-party Transactions under Part I, Item 1, of this report for additional information.
Ameren Missouri
Ameren Missouri’s electric revenues decreased $54 million, or 6%, and $181 million, or 10%, for the three and six months ended June 30, 2024, respectively, compared with the year-ago periods.
The following items had an unfavorable effect on Ameren Missouri’s electric revenues for the three and six months ended June 30, 2024, compared with the year-ago periods (except where a specific period is referenced):
•“Off-system sales, capacity and FAC revenues, net” decreased $96 million and $247 million, respectively, primarily due to lower capacity prices, (-$98 million and -$254 million, respectively), which were set by annual MISO auctions. Ameren Missouri’s 5% exposure to net energy cost variances under the FAC is included within “Off-system sales, capacity, and FAC revenues, net” and “Energy costs (excluding the estimated effect of weather)” in fuel and purchased power.
•Revenues associated with “Cost recovery mechanisms – offset in fuel and purchased power” decreased $21 million and $38 million, respectively, due to decreased revenue related to the amortization of costs previously deferred under the FAC that were reflected in customer rates. The changes to “Cost recovery mechanisms - offset in fuel and purchased power” are fully offset by “Cost recovery mechanisms - offset in electric revenue” in fuel and purchased power.
•Excluding the estimated effects of weather and the MEEIA customer energy-efficiency programs, electric revenues decreased an estimated $3 million for the three months ended June 30, 2024, due to lower realized prices because of changes in customer usage patterns and economic development discounts, partially offset by an increase in retail sales volumes.
The following items had a favorable effect on Ameren Missouri’s electric revenues for the three and six months ended June 30, 2024, compared with the year-ago periods (except where a specific period is referenced):
•Higher electric base rates, resulting from the June 2023 MoPSC electric rate order effective July 9, 2023, increased revenues an estimated $31 million and $60 million, respectively.
•The aggregate effect of weather increased revenues an estimated $27 million and $21 million, respectively. Spring and early summer temperatures were warmer as cooling degree days increased 35%, while winter temperatures were warmer as heating degree days decreased 7%.
•Revenues associated with other cost recovery mechanisms increased $8 million and $13 million, respectively, primarily due to an increase in RESRAM revenues and an increase in excise taxes due to an increase in retail sales revenue.
•Excluding the estimated effects of weather and the MEEIA customer energy-efficiency programs, electric revenues increased an estimated $11 million for the six months ended June 30, 2024, due to an increase in retail sales volumes, which were, in part, favorably affected by an additional day in 2024 as a result of the leap year, partially offset by lower realized prices due to changes in customer usage patterns and economic development discounts.
Ameren Illinois
Ameren Illinois’ electric revenues decreased $9 million, or 1%, and $110 million, or 8%, for the three and six months ended June 30, 2024, respectively, compared with the year-ago periods, driven by decreased revenues at Ameren Illinois Electric Distribution, partially offset by increased revenues at Ameren Illinois Transmission.

Ameren Illinois Electric Distribution
Ameren Illinois Electric Distribution’s revenues decreased $31 million, or 6%, and $149 million, or 13%, for the three and six months ended June 30, 2024, respectively, compared with the year-ago periods.
The following items had an unfavorable effect on Ameren Illinois Electric Distribution’s revenues for the three and six months ended June 30, 2024, compared with the year-ago periods:
•Revenues associated with “Cost recovery mechanisms – offset in fuel and purchased power” decreased $50 million and $173 million, respectively, due to decreased recovery of purchased power expenses. The decreases in electric revenues are fully offset by decreases in purchased power expenses under cost recovery mechanisms for purchased power, as discussed below.
•Pursuant to an ICC order, revenues decreased $4 million and $9 million, respectively, due to an increase in the amortization rate for certain excess deferred income taxes.
The following items had a favorable effect on Ameren Illinois Electric Distribution’s revenues for the three and six months ended June 30, 2024, compared with the year-ago periods (except where a specific period is referenced):
•Base rates increased revenues by $8 million and $16 million, respectively, due primarily to higher recoverable non-purchased power expenses (+$12 million and +$25 million, respectively) and increased capital investment (+$1 million and +$1 million, respectively), partially offset by a lower recognized ROE (-$5 million and -$10 million, respectively). The MYRP utilizes a fixed ROE approved by the ICC of 8.72%, with adjustments for any performance incentives and penalties, while the IEIMA formula-based ROE was based on the annual average of the monthly yields of the 30-year United States Treasury bonds plus 580 basis points (estimated at 9.64% for the six months ended June 30, 2023).
•Revenues associated with customer energy-efficiency program investments increased $7 million and $11 million, respectively, due to the recovery of program expenses (+$4 million and +$7 million, respectively), an increase in the ROE due to maximum achievement of the annual energy savings goals in 2023 (+$3 million and +$3 million, respectively), and increased investment of $1 million for the six months ended June 30, 2024.
•Other cost recovery mechanisms increased revenues by $9 million in both periods, primarily due to a higher amount of bad debt and consolidated billing costs included in customer rates pursuant to their associated riders, partially offset by lower environmental remediation revenues.
Ameren Illinois Transmission
Ameren Illinois Transmission’s revenues increased $23 million, or 20%, and $40 million, or 18%, for the three and six months ended June 30, 2024, respectively, compared with the year-ago periods. Base rate revenues were favorably affected by higher recoverable expenses (+$14 million and +$25 million, respectively) and increased capital investment (+$9 million and +$15 million, respectively), as evidenced by a 15% increase in rate base used to calculate the revenue requirement.
Natural Gas Revenues
Ameren
Ameren’s natural gas revenues decreased $3 million, or 2%, and $23 million, or 4%, for the three and six months ended June 30, 2024, respectively, compared with the year-ago periods, due to decreased revenues at Ameren Missouri and Ameren Illinois Natural Gas, as discussed below.
Ameren Missouri
Ameren Missouri’s natural gas revenues were comparable for the three months ended June 30, 2024, and decreased $20 million, or 19%, for the six months ended June 30, 2024, respectively, compared with the year-ago periods. Revenues associated with “Cost recovery mechanisms – offset in natural gas purchased for resale” decreased $20 million for the six months ended June 30, 2024, due to lower commodity prices and the absence of amortization of natural gas costs deferred under the PGA related to the extremely cold weather in mid-February 2021. Changes in natural gas revenues under the PGA are fully offset by corresponding changes in natural gas purchased for resale expenses.

Ameren Illinois Natural Gas
Ameren Illinois Natural Gas’ revenues decreased $4 million, or 3%, and $4 million, or 1%, for the three and six months ended June 30, 2024, respectively, compared with the year-ago periods. “Cost recovery mechanisms – offset in natural gas purchased for resale” decreased revenues $9 million and $47 million, respectively, for the three and six months ended June 30, 2024, due to lower collection of natural gas costs previously deferred under the PGA. The decreases in natural gas revenues under the PGA are fully offset by decreases in natural gas purchased for resale expenses.
The following items had a favorable effect on Ameren Illinois Natural Gas’ revenues for the three and six months ended June 30, 2024, compared with the year-ago periods (except where a specific period is referenced):
•Revenues increased an estimated $11 million and $35 million, respectively, due to higher natural gas base rates as a result of the November 2023 natural gas rate order.
•Revenues increased an estimated $6 million for the six months ended June 30, 2024, due to a change in rate design as a result of the November 2023 natural gas rate order. This change in rate design concentrates more revenues in the winter heating season due to an increase in volumetric rates and a decrease in fixed customer rates. As such, the change is not expected to materially affect annual earnings comparisons.

Ameren Illinois Natural Gas’ revenues decreased an estimated $5 million for the three months ended June 30, 2024, due to a change in rate design as a result of the November 2023 natural gas rate order. As noted above, the change is not expected to materially affect annual earnings comparisons.
Fuel and Purchased Power
The following table presents the increases (decreases) by Ameren segment for fuel and purchased power for the three and six months ended June 30, 2024, compared with the year-ago periods:

Three Months	Ameren Missouri	Ameren Illinois Electric Distribution	Ameren Illinois Natural Gas	Ameren Transmission	Other /Intersegment Eliminations	Ameren
Fuel and purchased power change:
Energy costs (excluding the estimated effect of weather)	$(95)	$—	$—	$—	$—	$(95)
Effect of weather (estimate)(a)	4	—	—	—	—	4
Effect of higher net energy costs included in base rates	10	—	—	—	—	10
Other	2	—	—	—	—	2
Cost recovery mechanisms – offset in electric revenue(b)	(21)	(50)	—	—	(3)	(74)
Total fuel and purchased power change	$(100)	$(50)	$—	$—	$(3)	$(153)
Six Months
Fuel and purchased power change:
Energy costs (excluding the estimated effect of weather)	$(243)	$—	$—	$—	$—	$(243)
Effect of weather (estimate)(a)	3	—	—	—	—	3
Effect of higher net energy costs included in base rates	21	—	—	—	—	21
Other	2	—	—	—	—	2
Cost recovery mechanisms – offset in electric revenue(b)	(38)	(173)	—	—	(5)	(216)
Total fuel and purchased power change	$(255)	$(173)	$—	$—	$(5)	$(433)
(a)Represents the estimated variation resulting primarily from changes in cooling and heating degree-days on electric demand compared with the year-ago periods; this variation is based on temperature readings from the National Oceanic and Atmospheric Administration weather stations at local airports in our service territories.
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

Ameren
Ameren Missouri and Ameren Illinois are generally allowed to pass on to customers prudently incurred costs for fuel and purchased power. Ameren’s electric fuel and purchased power expenses decreased $153 million, or 32%, and $433 million, or 40%, for the three and six months ended June 30, 2024, respectively, compared with the year-ago periods, primarily due to decreased fuel and purchased power expenses at Ameren Missouri and Ameren Illinois Electric Distribution, as discussed below.
Ameren Missouri
Ameren Missouri’s fuel and purchased power expenses decreased $100 million, or 35%, and $255 million, or 42%, for the three and six months ended June 30, 2024, respectively, compared with the year-ago periods.
The following items decreased Ameren Missouri’s fuel and purchased power expense for the three and six months ended June 30, 2024, compared with the year-ago periods:
•Energy costs decreased $95 million and $243 million, respectively, due primarily to decreased capacity prices, which were set by annual MISO auctions. Ameren Missouri’s 5% exposure to net energy cost variances under the FAC is included within “Energy costs (excluding the estimated effect of weather)” and “Off-system sales, capacity, and FAC revenues, net” in electric revenues.
•“Cost recovery mechanisms — offset in electric revenue” decreased $21 million and $38 million, respectively, due to decreased amortization of costs previously deferred under the FAC. The changes to “Cost recovery mechanisms - offset in electric revenue” are fully offset by “Cost recovery mechanisms - offset in fuel and purchased power” in electric revenues.
The following items increased Ameren Missouri’s fuel and purchased power expense for the three and six months ended June 30, 2024, compared with the year-ago periods:
•Ameren Missouri’s fuel and purchased power expenses increased $10 million and $21 million, respectively, due to the effect of higher net energy costs included in base rates as a result of the June 2023 MoPSC electric rate order.
•Fuel and purchased power expenses increased an estimated $4 million and $3 million, respectively, due to an increase in electric retail sales as a result of warmer spring and early summer temperatures.
Ameren Illinois Electric Distribution
Ameren Illinois Electric Distribution’s purchased power expenses decreased $50 million, or 23%, and $173 million, or 32%, for the three and six months ended June 30, 2024, respectively, compared with the year-ago periods, primarily due to decreased energy prices
(-$21 million and -$78 million, respectively), which largely reflect the results of IPA procurement events, decreased capacity prices
(-$20 million and -$59 million, respectively), which were set by annual MISO auctions, and lower volumes (-$9 million and -$37 million, respectively) primarily due to residential and small commercial customers switching from Ameren Illinois’ supplied power to alternative retail electric suppliers. The changes to “Cost recovery mechanisms - offset in electric revenue” are fully offset by “Cost recovery mechanisms - offset in fuel and purchased power” in electric revenues.

Natural Gas Purchased for Resale
The following table presents the increases (decreases) by Ameren segment for natural gas purchased for resale for the three and six months ended June 30, 2024, compared with the year-ago periods:

Three Months	Ameren Missouri	Ameren Illinois Electric Distribution	Ameren Illinois Natural Gas	Ameren Transmission	Other /Intersegment Eliminations	Ameren
Natural gas purchased for resale change:
Effect of weather (estimate)(a)	$(1)	$—	$—	$—	—	$(1)
Cost recovery mechanisms – offset in natural gas revenue(b)	1	—	(9)	—	—	(8)
Total natural gas purchased for resale change	$—	$—	$(9)	$—	$—	$(9)
Six Months
Natural gas purchased for resale change:
Effect of weather (estimate)(a)	$1	$—	$—	$—	$—	$1
Cost recovery mechanisms – offset in natural gas revenue(b)	(20)	—	(47)	—	—	(67)
Total natural gas purchased for resale change	$(19)	$—	$(47)	$—	$—	$(66)
(a)Represents the estimated variation resulting primarily from changes in cooling and heating degree-days on natural gas demand compared with the year-ago periods; this variation is based on temperature readings from the National Oceanic and Atmospheric Administration weather stations at local airports in our service territories.
(b)Natural gas purchased for resale changes are offset by corresponding changes in “Natural gas revenues” on the statement of income. These items have no overall impact on earnings.
Ameren
Ameren Missouri and Ameren Illinois are allowed to pass on to customers prudently incurred costs for natural gas purchased for resale. Ameren’s natural gas purchased for resale expenses decreased $9 million, or 21%, and $66 million, or 26%, for the three and six months ended June 30, 2024, respectively, compared with the year-ago periods, due to decreased natural gas purchased for resale expenses at Ameren Illinois Natural Gas and Ameren Missouri, as discussed below.
Ameren Missouri
Ameren Missouri’s natural gas purchased for resale expenses were comparable for the three months ended June 30, 2024, and decreased $19 million, or 34%, for the six months ended June 30, 2024, compared with the year-ago periods. Expenses associated with “Cost recovery mechanisms – offset in natural gas revenue” decreased $20 million for the six months ended June 30, 2024, due to lower commodity prices and the absence of amortization of natural gas costs deferred under the PGA related to the extremely cold weather in mid-February 2021. Changes in natural gas purchased for resale expenses are fully offset by corresponding changes in natural gas revenues under the PGA.
Ameren Illinois Natural Gas
Ameren Illinois Natural Gas’ natural gas purchased for resale expenses decreased $9 million, or 27%, and $47 million, or 24%, for the three and six months ended June 30, 2024, respectively, compared with the year-ago periods, primarily due to lower amortization of natural gas costs that were previously deferred under the PGA and lower natural gas prices. Decreases in natural gas purchased for resale expenses are fully offset by decreases in natural gas revenues under the PGA.

Other Operations and Maintenance Expenses

Increase (Decrease) by Segment
	Overall Ameren Increase of $15 Million (QTD YoY)	Overall Ameren Increase of $37 Million (YTD YoY)
Total by Segment(a)

$1,000
$800
$600
$400
$200
$0
$ (Millions)
$465
$59
$153
$247
$450
$58
$133
$237
$935
$35
$117
$289
$501
$898
$29
$117
$262
$476
QTD 2024
QTD 2023
YTD 2024
YTD 2023

(a)Includes $16 million and $13 million at Ameren Transmission in the three months ended June 30, 2024 and 2023, respectively. Includes other/intersegment eliminations of $(10) million and $9 million in the three months ended June 30, 2024 and 2023, respectively. Also includes other/intersegment eliminations of $(7) million and $14 million in the six months ended June 30, 2024 and 2023, respectively.

Ameren Missouri	Ameren Illinois Natural Gas	Other/Intersegment Eliminations

Ameren Illinois Electric Distribution	Ameren Transmission
Ameren
Other operations and maintenance expenses increased $15 million and $37 million in the three and six months ended June 30, 2024, respectively, compared with the year-ago periods, because of the changes discussed below. In addition to changes by segments discussed below, other operations and maintenance expenses decreased $19 million and $21 million in the three and six months ended June 30, 2024, respectively, for activity not reported as part of a segment, as reflected in “Other/Intersegment Eliminations” above, because of an $8 million gain on the sale of land in both periods; an increase in the elimination of intercompany rent related to ATXI’s operations control center discussed below of $3 million and $5 million, respectively; and an increase in the elimination of the non-service cost component of net periodic benefit income at Ameren Services of $2 million and $5 million, respectively. The non-service cost component of net periodic benefit cost or income at Ameren Services is allocated to the segments and primarily included in the segments’ other operations and maintenance expenses.
Ameren Transmission
Other operations and maintenance expenses increased $3 million and $6 million in the three and six months ended June 30, 2024, respectively, compared with the year-ago periods, primarily because of increased costs related to ATXI’s operations control center, which was placed in service in December 2023. ATXI provides affiliates with access to this facility. The rent expense associated with this facility is an affiliate transaction and eliminated in consolidation for purposes of Ameren’s consolidated financial statements. See Note 8 – Related-party Transactions under Part I, Item 1, of this report for additional information.
Ameren Missouri
Other operations and maintenance expenses increased $10 million and $25 million in the three and six months ended June 30, 2024, respectively, compared with the year-ago periods. The following items increased other operations and maintenance expenses in the three and six months ended June 30, 2024, compared with the year-ago periods (except where a specific period is referenced):

•A $15 million charge in the six months ended June 30, 2024, related to an increase in the estimated minimum cost of additional mitigation relief associated with NSR and Clean Air Act litigation related to the Rush Island Energy Center, see Note 9 - Commitments and Contingencies under Part 1, Item 1, of this report for more information.
•The absence in 2024 of the recognition of regulatory assets for previously expensed costs approved for recovery pursuant to the June 2023 MoPSC rate order increased expenses $15 million in both periods.
•Individually insignificant increases of $6 million and $9 million in various other operations and maintenance expenses, including other labor, cloud computing costs, and amortization of regulatory assets associated with previously expensed costs approved for recovery pursuant to the June 2023 MoPSC rate order.
•Renewable development costs increased $4 million and $6 million, respectively, primarily due to the absence in 2024 of the MoPSC order approving CCNs for the Boomtown and Huck Finn solar projects in the first half of 2023 that led to increased capitalization of renewable development costs pursuant to anticipated recovery from customers.
•Legal and administrative expenses increased by $3 million and $5 million, respectively, primarily related to environmental matters.
The above increases in the three and six months ended June 30, 2024, compared with the year-ago periods, were partially offset by the following items:
•Pension and benefit costs decreased $11 million and $23 million, primarily because of a lower base level of expenses, subject to a tracker, included in customer rates pursuant to the June 2023 MoPSC electric rate order. See Note 11 - Retirement Benefits under Part 1, Item 1 of this report for more information.
•Energy center costs decreased $4 million and $9 million, primarily because of lower amortization of Callaway Energy Center refueling and maintenance costs resulting from the fall 2023 outage, compared to the spring 2022 outage.
Ameren Illinois
Other operations and maintenance expenses increased $23 million and $31 million in the three and six months ended June 30, 2024, respectively, compared with the year-ago periods, as discussed below. Other operations and maintenance expenses were comparable at Ameren Illinois Transmission and Ameren Illinois Natural Gas between periods.
Ameren Illinois Electric Distribution
Other operations and maintenance increased $20 million and $27 million, in the three and six months ended June 30, 2024, respectively, compared with the year-ago periods primarily due to the following items:
•Bad debt costs increased $10 million and $16 million, respectively, primarily because of a higher base level of expenses included in customer rates pursuant to the associated rider.
•Individually insignificant increases of $3 million and $7 million in various other operations and maintenance expenses, including labor expenses, injuries and damages, and cloud computing costs.
•Increased costs associated with customer energy-efficiency investments under formula ratemaking of $3 million and $6 million, respectively, primarily due to amortization of regulatory assets.
•Amortization of previous deferrals associated with bad debt costs on purchased receivables increased $5 million in both periods, primarily because of a higher base level of expenses included in customer rates pursuant to the associated rider.
•Increased legal and digital expenses of $4 million in both periods.
•Increased costs of $1 million and $2 million, respectively, associated with electrification programs.
The above increases in the three and six months ended June 30, 2024, compared with the year-ago periods, were partially offset by the following items:

•Distribution expenditures decreased $6 million and $8 million, respectively, primarily because of the timing of maintenance activity.
•Reduction in environmental remediation rider costs of $4 million and $8 million, respectively.

Depreciation and Amortization Expenses

Increase by Segment
	Overall Ameren Increase of $41 Million (QTD YoY)	Overall Ameren Increase of $82 Million (YTD YoY)
Total by Segment(a)

$800
$600
$400
$200
$0
$ (Millions)
$376
$40
$33
$93
$208
$335
$34
$27
$87
$186
$737
$79
$66
$186
$403
$655
$67
$53
$171
$362
QTD 2024
QTD 2023
YTD 2024
YTD 2023

(a)Includes other/intersegment eliminations of $2 million and $1 million in the three months ended June 30, 2024 and 2023, respectively. Also includes other/intersegment eliminations of $3 million and $2 million in the six months ended June 30, 2024 and 2023, respectively.

Ameren Missouri	Ameren Illinois Natural Gas	Other/Intersegment Eliminations

Ameren Illinois Electric Distribution	Ameren Transmission
Depreciation and amortization expenses increased $41 million, $22 million, and $16 million in the three months ended June 30, 2024, and $82 million, $41 million, and $36 million, in the six months ended June 30, 2024, compared with the year-ago periods, at Ameren, Ameren Missouri, and Ameren Illinois, respectively, primarily because of additional property, plant, and equipment investments across their respective segments. Ameren’s and Ameren Missouri’s depreciation and amortization expenses for the three and six months ended June 30, 2024, compared with the year-ago periods, were affected by the following, which include the effect of the additional investments at Ameren Missouri:
•Increased depreciation and amortization of $20 million and $40 million, respectively, due to the inclusion in base rates of amounts previously deferred under the PISA and RESRAM effective July 9, 2023, pursuant to the June 2023 MoPSC electric rate order.
•The lower net under-recovery of RESRAM eligible expenses and increased amortization of prior deferrals increased depreciation and amortization expenses by $11 million and $18 million, respectively.
•Depreciation and amortization rate changes pursuant to the electric rate orders noted above, which increased depreciation and amortization expenses by $2 million and $4 million, respectively.
•Depreciation and amortization expenses reflected a deferral to a regulatory asset of depreciation associated with investments in eligible property, plant, and equipment not yet included in base rates, pursuant to PISA and RESRAM. Base rates were updated to include the eligible property, plant, and equipment in-service through December 31, 2022, when new customer rates became effective on July 9, 2023, pursuant to the June 2023 MoPSC electric rate order. The effect of rebasing PISA and RESRAM, partially offset by increased amortization of prior PISA deferrals, decreased depreciation and amortization by $7 million and $16 million, respectively.
•The higher net deferral pursuant to a tracker related to certain excess deferred income taxes, which decreased depreciation and amortization expenses by $3 million and $5 million, respectively.

Taxes Other Than Income Taxes

Increase by Segment
	Overall Ameren Increase of $7 Million (QTD YoY)	Overall Ameren Increase of $15 Million (YTD YoY)
Total by Segment(a)

$280
$240
$200
$160
$120
$80
$40
$0
$ (Millions)
$131
$15
$19
$91
$124
$13
$18
$88
$266
$41
$36
$178
$251
$36
$36
$168
QTD 2024
QTD 2023
YTD 2024
YTD 2023

(a)Includes $2 million, $2 million, $4 million, and $4 million at Ameren Transmission in the three months ended June 30, 2024 and 2023, and in the six months ended June 30, 2024 and 2023, respectively. Also includes other/intersegment eliminations of $4 million, $3 million, $7 million, and $7 million in the three months ended June 30, 2024 and 2023, and in the six months ended June 30, 2024 and 2023, respectively.

Ameren Missouri	Ameren Illinois Natural Gas	Other/Intersegment Eliminations

Ameren Illinois Electric Distribution	Ameren Transmission
Taxes other than income taxes increased $7 million in the three months ended June 30, 2024, compared with the year-ago period, primarily because an increase of $3 million in gross receipts taxes at Ameren Missouri, primarily due to increased retail electric sales, and an increase of $2 million at Ameren Illinois Natural Gas due to an increase in excise taxes resulting from higher invested capital taxes.
Taxes other than income taxes increased $15 million in the six months ended June 30, 2024, compared with the year-ago period, primarily because of an increase of $5 million and $2 million at Ameren Missouri and Ameren Illinois Electric Distribution, respectively, because of the absence in 2024 of employee retention tax credits received under the Coronavirus Aid, Relief, and Economic Security Act; an increase of $4 million at Ameren Illinois Natural Gas due to an increase in excise taxes resulting from higher invested capital taxes; and an increase of $3 million in gross receipts taxes at Ameren Missouri, primarily due to increased retail electric sales.

Other Income, Net

Increase (Decrease) by Segment
	Overall Ameren Increase of $21 Million (QTD YoY)	Overall Ameren Increase of $32 Million (YTD YoY)
Total by Segment(a)

$240
$200
$160
$120
$80
$40
$0
$ (Millions)
$103
$16
$7
$27
$49
$82
$18
$8
$26
$22
$192
$30
$6
$14
$49
$93
$160
$39
$14
$16
$50
$41
QTD 2024
QTD 2023
YTD 2024
YTD 2023

(a)Includes $4 million and $8 million at Ameren Transmission in the three months ended June 30, 2024 and 2023, respectively.

Ameren Missouri	Ameren Illinois Natural Gas	Other/Intersegment Eliminations

Ameren Illinois Electric Distribution	Ameren Transmission
See Note 5 – Other Income, Net, under Part I, Item 1, of this report for additional information. See Note 11 – Retirement Benefits under Part I, Item 1, of this report for more information on the non-service cost components of net periodic benefit income.
Ameren
Other income, net, increased $21 million and $32 million in the three and six months ended June 30, 2024, respectively, compared with the year-ago periods. In addition to changes discussed below, other income, net, decreased $3 million and $7 million, respectively, because of increases in the non-service cost component of net periodic benefit income.
Ameren Transmission
Other income, net, decreased $4 million and $8 million in the three and six months ended June 30, 2024, respectively, compared with the year-ago periods, primarily because of a decrease of $4 million and $8 million, respectively, due to lower allowance for equity funds used during construction, primarily related to lower average construction work in progress balances and an increased level of short-term borrowings included in the calculation.
Ameren Missouri
Other income, net, increased $27 million and $52 million in the three and six months ended June 30, 2024, respectively, compared with the year-ago periods, primarily because of an increase of $21 million and $41 million, respectively, in the non-service cost component of net periodic benefit income, primarily because of changes in the base level of pension and postretirement costs pursuant to the June 2023 MoPSC electric rate order. Other income, net, also increased $6 million and $11 million, respectively, because of a higher allowance for equity funds used during construction resulting from higher average construction work in progress balances.
Ameren Illinois
Other income, net, decreased $4 million and $10 million in the three and six months ended June 30, 2024, respectively, compared with the year-ago period, primarily because of a decrease of $4 million and $7 million, respectively, in the non-service cost component of net periodic benefit income at Ameren Illinois Electric Distribution and Ameren Illinois Transmission. Other income, net, decreased $3 million and $7 million, respectively, due to lower allowance for equity funds used during construction, largely at Ameren Illinois Transmission, primarily because of lower average construction work in progress balances and an increased level of short-term borrowings included in the calculation. These decreases were partially offset by increased interest income on regulatory asset balances of $4 million and $5 million, respectively, at Ameren Illinois Electric Distribution.
Interest Charges

Increase by Segment
	Overall Ameren Increase of $31 Million (QTD YoY)	Overall Ameren Increase of $58 Million (YTD YoY)
Total by Segment

$350
$300
$250
$200
$150
$100
$50
$0
$ (Millions)
$165
$32
$29
$15
$26
$63
$134
$24
$23
$13
$22
$52
$319
$58
$58
$30
$48
$125
$261
$44
$45
$26
$43
$103
QTD 2024
QTD 2023
YTD 2024
YTD 2023

Ameren Missouri	Ameren Illinois Natural Gas	Other/Intersegment Eliminations

Ameren Illinois Electric Distribution	Ameren Transmission
See Note 3 – Short-term Debt and Liquidity under Part I, Item 1, of this report and the Long-term Debt and Equity section below for additional information on short-term borrowings and long-term debt, respectively, discussed below.
Ameren
Interest charges increased $31 million and $58 million in the three and six months ended June 30, 2024, respectively, compared with the year-ago periods. In addition to changes by segments discussed below, interest charges increased $8 million and $14 million, respectively at Ameren (parent) primarily because of issuances of long-term debt in November and December of 2023, which collectively increased interest charges by $17 million and $35 million, respectively. The net proceeds from these issuances were used to repay short-term borrowings, which decreased short-term interest expense by $8 million and $21 million, respectively, compared with the year-ago periods.
Ameren Transmission
Interest charges increased $6 million and $13 million in the three and six months ended June 30, 2024, respectively, compared with the year-ago periods, because of an increase of $1 million and $4 million, respectively, due to increased levels of intercompany borrowings and an increase of $3 million and $6 million, respectively, due to higher long-term debt balances. Additionally, interest charges increased because of a higher interest rate on an increased level of short-term borrowings in both periods.
Ameren Missouri
Interest charges increased $11 million and $22 million in the three and six months ended June 30, 2024, respectively, compared with the year-ago periods, because of the following items:

•Issuances of long-term debt in March 2023, January 2024, and April 2024, which collectively increased interest charges by $11 million and $20 million, respectively.
•Interest charges reflected a deferral to a regulatory asset of interest associated with investments in eligible property, plant, and equipment not yet included in base rates, pursuant to PISA and RESRAM. Base rates were updated to include the eligible property, plant, and equipment in-service through December 31, 2022, when new customer rates became effective on July 9, 2023, pursuant to the June 2023 MoPSC electric rate order. This update to base rates resulted in a lower deferral of interest in 2024 pursuant to PISA and RESRAM that increased interest charges by $5 million and $9 million, respectively.
The above increases were partially offset by a decrease of $2 million and $6 million, respectively, related to lower levels of short-term borrowings.
Ameren Illinois
Interest charges increased $10 million and $18 million in the three and six months ended June 30, 2024, respectively, compared with the year-ago periods, primarily because of the following:
Ameren Illinois Transmission
Interest charges increased by $4 million and $9 million, respectively, primarily because of an issuance of long-term debt in May 2023 which increased interest charges by $2 million and $4 million, respectively. Additionally, a higher interest rate on an increased level of short-term borrowings increased interest charges by $2 million and $3 million, respectively.
Ameren Illinois Electric Distribution
Interest charges increased by $4 million and $5 million, respectively, primarily because of an issuance of long-term debt in May 2023 which increased interest charges by $2 million and $4 million, respectively. Additionally, a higher interest rate on an increased level of short-term borrowings increased interest charges by $2 million in both periods.
Ameren Illinois Natural Gas
Interest charges increased by $2 million and $4 million, respectively, primarily because of an issuance of long-term debt in May 2023 which increased interest charges by $1 million and $3 million, respectively. Additionally, a higher interest rate on an increased level of short-term borrowings increased interest charges by $1 million and $2 million, respectively.
Income Taxes
The following table presents effective income tax rates for the three and six months ended June 30, 2024 and 2023:

	Three Months(a)		Six Months(a)
	2024	2023	2024	2023
Ameren	13%	14%	14%	13%
Ameren Missouri	1%	(1)%	2%	(1)%
Ameren Illinois	24%	25%	24%	25%
Ameren Illinois Electric Distribution	20%	25%	18%	25%
Ameren Illinois Natural Gas	35%	27%	27%	26%
Ameren Illinois Transmission	27%	26%	26%	26%
Ameren Transmission	27%	26%	27%	26%
(a)Estimate of the annual effective income tax rate adjusted to reflect the tax effect of items discrete to the three and six months ended June 30, 2024 and 2023.
See Note 12 – Income Taxes under Part I, Item 1, of this report for a reconciliation of the federal statutory corporate income tax rate to the effective income tax rate for the Ameren Companies.
The effective tax rate was higher at Ameren Illinois Natural Gas in the three months ended June 30, 2024, compared with the year-ago period, primarily because of the timing of pre-tax income and lower tax benefits related to the allowance for funds used during construction. The effective tax rate was lower at Ameren Illinois Electric Distribution in the three and six months ended June 30, 2024, compared with the year-ago periods, primarily because of an increase in excess deferred tax amortization pursuant to an ICC order, which was offset by a corresponding decrease in revenues.

LIQUIDITY AND CAPITAL RESOURCES
Collections from our tariff-based revenues are our principal source of cash provided by operating activities. A diversified retail customer mix, primarily consisting of rate-regulated residential, commercial, and industrial customers, provides us with a reasonably predictable source of cash. In addition to using cash provided by operating activities, we use available cash, drawings under committed credit agreements, commercial paper issuances, and/or, in the case of Ameren Missouri and Ameren Illinois, short-term affiliate borrowings to support normal operations and temporary capital requirements. We may reduce our short-term borrowings with cash provided by operations or, at our discretion, with long-term borrowings, or, in the case of Ameren Missouri and Ameren Illinois, with capital contributions from Ameren (parent). As of June 30, 2024, there have been no material changes other than in the ordinary course of business related to cash requirements arising from the long-term commitments for fuel for generation, purchased power, and natural gas for distribution as described under Liquidity and Capital Resources in Item 7 of the Form 10-K.
We expect to make significant capital expenditures over the next five years, supported by a combination of long-term debt and equity, as we invest in our electric and natural gas utility infrastructure to support overall system reliability, grid modernization, renewable energy target requirements, environmental compliance, and other improvements. For additional information about our long-term debt outstanding, including maturities due within one year, and the applicable interest rates, see Note 5 – Long-term Debt and Equity Financings under Part II, Item 8 of the Form 10-K and Note 4 – Long-term Debt and Equity Financings under Part I, Item 1, of this report. As part of its funding plan for capital expenditures, Ameren is using newly issued shares of common stock to satisfy requirements under the DRPlus and employee benefit plans and expects to continue to do so through at least 2028. Additionally, Ameren has an ATM program under which Ameren may offer and sell from time to time common stock, which includes the ability to enter into forward sales agreements, subject to market conditions and other factors. There were no shares issued under the ATM program during the six months ended June 30, 2024. As of June 30, 2024, Ameren had multiple forward sale agreements that could be settled under the ATM program with various counterparties relating to 2.9 million shares of common stock. Ameren expects to settle approximately $230 million of the forward sale agreements with physical delivery of 2.9 million shares of common stock by December 31, 2024. Including issuances under the DRPlus and employee benefit plans, Ameren plans to issue approximately $300 million of equity in 2024 and approximately $600 million of equity each year from 2025 to 2028. As of June 30, 2024, Ameren had approximately $770 million of common stock available for sale under the ATM program, which takes into account the forward sale agreements in effect as of June 30, 2024. Ameren expects its equity to total capitalization to support solid investment-grade credit ratings. See Long-term Debt and Equity below and Note 4 – Long-term Debt and Equity Financings under Part I, Item 1, of this report for additional information on the ATM program, including the forward sale agreements under the ATM program relating to common stock.
The following table presents net cash provided by (used in) operating, investing, and financing activities for the six months ended June 30, 2024 and 2023:

	Net Cash Provided By Operating Activities					Net Cash Used In Investing Activities			Net Cash Provided By Financing Activities
	2024		2023		Variance	2024	2023	Variance	2024	2023	Variance
Ameren	$1,049	(a)	$1,111	(a)	$(62)	$(1,932)	$(1,889)	$(43)	$912	$808	$104
Ameren Missouri	407		443		(36)	(1,155)	(980)	(175)	749	532	217
Ameren Illinois	691	(a)	637	(a)	54	(742)	(846)	104	90	247	(157)
(a)Both Ameren and Ameren Illinois’ cash provided by operating activities included cash outflows of $53 million and $56 million for the FEJA electric energy-efficiency rider and $14 million and $5 million for the customer generation rebate program for the six months ended June 30, 2024 and 2023, respectively.
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
Ameren
Ameren’s cash provided by operating activities decreased $62 million in the first six months of 2024, compared with the year-ago period. The following items contributed to the decrease:
•A $141 million increase in net collateral posted with counterparties, primarily due to changes in the market prices of power, natural gas, and other fuels.

•A $34 million increase in the cost of natural gas held in storage, primarily at Ameren Illinois, because of higher volumes, partially offset by lower commodity prices.
•A $27 million increase in interest payments, primarily due to an increase in the average outstanding debt and an increase in interest rates.
•A $25 million decrease resulting from lower customer collections under cost recovery mechanisms at Ameren Missouri, partially offset by increased customer collections resulting primarily from base rate increases effective July 1, 2023, at Ameren Missouri pursuant to the June 2023 electric rate order and base rate increases effective November 28, 2023, at Ameren Illinois pursuant to the November 2023 natural gas rate order and electric transmission rate base growth.
The following items partially offset the decrease in Ameren’s cash from operating activities between periods:
•A $32 million increase due to higher purchases of materials and supplies inventories in the year-ago period to support operations as levels were increased to mitigate against potential supply disruptions.
•A $30 million increase due to higher coal purchases in the year-ago period to bring coal inventories back to targeted levels after transportation delays experienced in 2022.
•A $28 million increase due to the transfer of production tax credits generated by the High Prairie Renewable and Atchison Renewable energy centers to unrelated parties and lower income tax payments primarily due to lower taxable income compared to the year-ago period.
•A $22 million increase due to insurance proceeds received related to workers’ compensation payments made in 2023 at Ameren Illinois.
•An $18 million increase due to workers’ compensation payments made in the year-ago period at Ameren Illinois.
•A $10 million increase due to the timing of payments received from the DOE for reimbursement of spent nuclear fuel storage and related costs.
•A $7 million increase due to the timing of payments for accounts payable.
Ameren Missouri
Ameren Missouri’s cash provided by operating activities decreased $36 million in the first six months of 2024, compared with the year-ago period. The following items contributed to the decrease:
•An $84 million increase in net collateral posted with counterparties, primarily due to changes in the market prices of power, natural gas, and other fuels.
•A $58 million decrease resulting from lower customer collections under cost recovery mechanisms, partially offset by increased customer collections resulting primarily from base rate increases effective July 1, 2023, pursuant to the June 2023 electric rate order.
•A $9 million increase in interest payments, primarily due to an increase in the average outstanding debt and an increase in interest rates.
The following items partially offset the decrease in Ameren Missouri’s cash from operating activities between periods:
•A $33 million increase due to higher purchases of materials and supplies inventories in the year-ago period to support operations, as levels were increased to mitigate against potential supply disruptions.
•A $32 million increase due to the transfer of production tax credits generated by the High Prairie Renewable and Atchison Renewable energy centers to unrelated parties, as well as an income tax refund from Ameren (parent), pursuant to the tax allocation agreement, primarily due to lower taxable income compared to the year-ago period.
•A $30 million increase due to higher coal purchases in the year-ago period to bring coal inventories back to targeted levels after transportation delays experienced in 2022.
•A $10 million increase due to the timing of payments received from the DOE for reimbursement of spent nuclear fuel storage and related costs.
Ameren Illinois
Ameren Illinois’ cash provided by operating activities increased $54 million in the first six months of 2024, compared with the year-ago period. The following items contributed to the increase:
•A $58 million increase due to lower income tax payments to Ameren (parent), pursuant to the tax allocation agreement, primarily due to lower taxable income compared to the year-ago period.
•A $27 million increase resulting from increased customer collections primarily from base rate increases effective November 28, 2023, pursuant to the November 2023 natural gas rate order and electric transmission rate base growth and by increased customer collections under cost recovery mechanisms.
•A $22 million increase due to insurance proceeds received related to workers’ compensation payments made in 2023.
•An $18 million increase due to workers’ compensation payments made in the year-ago period.
•A $12 million increase due to the timing of payments for accounts payable.

The following items partially offset the increase in Ameren Illinois’ cash from operating activities between periods:
•A $48 million increase in net collateral posted with counterparties, primarily due to changes in the market prices of natural gas.
•A $30 million increase in the cost of natural gas held in storage because of higher volumes, partially offset by lower commodity prices.
•An $18 million increase in interest payments, primarily due to an increase in the average outstanding debt and an increase in interest rates.
Cash Flows from Investing Activities
Ameren’s cash used in investing activities increased $43 million during the first six months of 2024, compared with the year-ago period, primarily as a result of a $70 million increase in capital expenditures, largely resulting from the acquisition of the Cass County Solar Project at Ameren Missouri, partially offset by decreased expenditures for electric transmission infrastructure upgrades at Ameren Illinois. Ameren’s increase in capital expenditures was also partially offset by decreased expenditures for electric distribution infrastructure upgrades and natural gas infrastructure at Ameren Illinois due to steps taken by Ameren Illinois to align its 2024 operations with the ICC’s MYRP orders and November 2023 natural gas rate order. Ameren’s increase in cash used in investing activities was partially offset by a $13 million decrease due to the timing of nuclear fuel expenditures at Ameren Missouri.
Ameren Missouri’s cash used in investing activities increased $175 million during the first six months of 2024, compared with the year-ago period, primarily as a result of a $190 million increase in capital expenditures, largely resulting from the acquisition of the Cass County Solar Project. Ameren Missouri’s increase in cash used in investing activities was partially offset by a $13 million decrease due to the timing of nuclear fuel expenditures.
Ameren Illinois’ cash used in investing activities decreased $104 million during the first six months of 2024, compared with the year-ago period, primarily as a result of a $127 million decrease in capital expenditures, largely resulting from decreased expenditures for electric transmission infrastructure upgrades. Ameren Illinois’ capital expenditures also decreased as a result of reduced expenditures for electric distribution infrastructure upgrades and natural gas infrastructure due to steps taken by Ameren Illinois to align its 2024 operations with the ICC’s MYRP orders and November 2023 natural gas rate order. Ameren Illinois’ decrease in cash used in investing activities was partially offset by a $30 million increase in net money pool advances.
Cash Flows from Financing Activities
Cash provided by, or used in, financing activities is a result of our financing needs, which depend on the level of cash provided by operating activities, the level of cash used in investing activities, the level of dividends, and our long-term debt maturities, among other things.
Ameren’s cash provided by consolidated financing activities increased $104 million during the first six months of 2024, compared with the year-ago period. During the first six months of 2024, Ameren utilized net proceeds from the issuance of long-term debt of $1,470 million for capital expenditures and to repay then-outstanding short-term debt. In addition, during the first six months of 2024, Ameren utilized proceeds from net commercial paper issuances of $156 million along with cash provided by operating activities to fund, in part, capital expenditures. Ameren also repaid $350 million of long-term debt maturities during the first six months of 2024. In comparison, during the first six months of 2023, Ameren utilized net proceeds from the issuance of long-term debt of $997 million for capital expenditures, to repay then-outstanding short-term debt, and to repay $100 million of long-term debt maturities. In addition, during the first six months of 2023, Ameren utilized proceeds from net commercial paper issuances of $260 million along with cash provided by operating activities to fund, in part, capital expenditures. During the first six months of 2024, Ameren paid common stock dividends of $356 million, compared with $330 million in the year-ago period, as a result of an increase in both the dividend rate and the number of common shares outstanding.
Ameren Missouri’s cash provided by financing activities increased $217 million during the first six months of 2024, compared with the year-ago period. During the first six months of 2024, Ameren Missouri utilized net proceeds from the issuance of long-term debt of $846 million for capital expenditures and to repay then-outstanding short-term debt. Additionally, during the first six months of 2024, Ameren Missouri utilized net commercial paper issuances totaling $220 million, capital contributions from Ameren (parent) of $350 million, and cash provided by operating activities to fund, in part, capital expenditures. Ameren Missouri also repaid $350 million of long-term debt maturities and $306 million of money pool borrowings during the first six months of 2024. In comparison, during the first six months of 2023, Ameren Missouri utilized net proceeds from the issuance of long-term debt of $499 million for capital expenditures and to repay then-outstanding short-term debt. In addition, during the first six months of 2023, Ameren Missouri utilized proceeds from net commercial paper issuances of $44 million and cash provided by operating activities to fund, in part, capital expenditures.
Ameren Illinois’ cash provided by financing activities decreased $157 million during the first six months of 2024, compared with the year-ago period. During the first six months of 2024, Ameren Illinois utilized proceeds from the issuance of long-term debt of $624 million to repay then-outstanding short-term debt. In addition, during the first six months of 2024, Ameren Illinois repaid net commercial paper borrowings of $366 million and money pool borrowings of $135 million. In comparison, during the first six months of 2023, Ameren Illinois utilized net proceeds from the issuance of long-term debt of $498 million to repay then-outstanding short-term debt and $100 million of long-term debt maturities. In addition, during the first six months of 2023, Ameren Illinois repaid net commercial paper borrowings totaling $147 million. During the first six months of 2024, Ameren Illinois also paid common stock dividends of $25 million.
See Long-term Debt and Equity in this section for additional information on maturities and issuances of long-term debt, issuances of common stock, and noncash settlement of a financing obligation.
Credit Facility Borrowings and Liquidity
The following table presents Ameren’s consolidated liquidity as of June 30, 2024:

Available at June 30, 2024
Ameren (parent) and Ameren Missouri:
Missouri Credit Agreement – borrowing capacity	$1,400
Less: Ameren (parent) commercial paper outstanding	177
Less: Ameren Missouri commercial paper outstanding	390
Less: Letters of credit	7
Missouri Credit Agreement – subtotal	826
Ameren (parent) and Ameren Illinois:
Illinois Credit Agreement – borrowing capacity	1,200
Less: Ameren (parent) commercial paper outstanding	124
Less: Ameren Illinois letters of credit	1
Illinois Credit Agreement – subtotal	1,075
Subtotal	$1,901
Add: Cash and cash equivalents	19
Net Available Liquidity(a)	$1,920
(a)Does not include Ameren’s forward equity sale agreements. See Note 4 – Long-term Debt and Equity Financings under Part I, Item 1, of this report for additional information.
The Credit Agreements, among other things, provide $2.6 billion of credit until maturity in December 2027. See Note 3 – Short-term Debt and Liquidity under Part I, Item 1, of this report for additional information on the Credit Agreements. During the six months ended June 30, 2024, Ameren (parent), Ameren Missouri, and Ameren Illinois each issued commercial paper. Borrowings under the Credit Agreements and commercial paper issuances are based upon available interest rates at the time of the borrowing or issuance.
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

Long-term Debt and Equity
The following table presents issuances (net of any issuance premiums or discounts) of long-term debt and equity, as well as maturities of long-term debt for the six months ended June 30, 2024 and 2023:

	Month Issued, Redeemed, or Matured	2024	2023
Issuances of Long-term Debt
Ameren Missouri:
5.25% First mortgage bonds due 2054	January	$347	$—
5.45% First mortgage bonds due 2053	March	—	499
5.20% First mortgage bonds due 2034	April	499	—
Ameren Illinois:
4.95% First mortgage bonds due 2033	May	—	498
5.55% First mortgage bonds due 2054	June	624	—
Total Ameren long-term debt issuances		$1,470	$997
Issuances of Common Stock
Ameren:
DRPlus and 401(k)(a)(b)	Various	$21	$16
Total Ameren common stock issuances(c)		$21	$16
Maturities of Long-term Debt
Ameren Missouri:
Audrain County agreement (Audrain County CT) due 2023	January	$—	$240	(d)
3.50% Senior secured notes due 2024	April	350	—
Ameren Illinois:
0.375% First mortgage bonds due 2023	June	—	100
Total Ameren long-term debt maturities		$350	$340
(a)Ameren issued a total of 0.3 million and 0.2 million shares of common stock under its DRPlus and 401(k) plan for the six months ended June 30, 2024 and 2023, respectively.
(b)Excludes a $7 million and $7 million receivable at June 30, 2024 and 2023, respectively.
(c)Excludes 0.2 million and 0.5 million shares of common stock valued at $16 million and $37 million issued for no cash consideration in connection with stock-based compensation for the six months ended June 30, 2024 and 2023, respectively.
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
See Note 4 – Long-term Debt and Equity Financings under Part I, Item 1, of this report for additional information, including proceeds from issuances of long-term debt, the use of those proceeds, Ameren’s forward equity sale agreements, the ATM program, and capital contributions received by Ameren Missouri from Ameren (parent).
Indebtedness Provisions and Other Covenants
At June 30, 2024, the Ameren Companies were in compliance with the provisions and covenants contained in their credit agreements, indentures, and articles of incorporation, as applicable, and ATXI was in compliance with the provisions and covenants contained in its note purchase agreements. See Note 3 – Short-term Debt and Liquidity under Part I, Item 1, of this report and Note 4 – Short-term Debt and Liquidity and Note 5 – Long-term Debt and Equity Financings under Part II, Item 8, of the Form 10-K for a discussion of provisions, applicable cross-default provisions, and covenants contained in our credit agreements, in ATXI’s note purchase agreements, and in certain of the Ameren Companies’ indentures and articles of incorporation.
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
See Note 4 – Short-term Debt and Liquidity and Note 5 – Long-term Debt and Equity Financings under Part II, Item 8, of the Form 10-K for additional discussion of covenants and provisions contained in certain of the Ameren Companies’ financial agreements and articles of incorporation that would restrict the Ameren Companies’ payment of dividends in certain circumstances. At June 30, 2024, none of these circumstances existed at Ameren, Ameren Missouri, or Ameren Illinois and, as a result, these companies were not restricted from paying dividends.
The following table presents common stock dividends declared and paid by Ameren Corporation to its common shareholders and by Ameren subsidiaries to their parent, Ameren Corporation, for the six months ended June 30, 2024 and 2023:

	Six Months
	2024	2023
Ameren	$356	$330
Ameren Illinois	25	—
ATXI	—	75
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
Collateral Postings
Any weakening of our credit ratings may reduce access to capital and trigger additional collateral postings and prepayments. Such changes may also increase the cost of borrowing, resulting in an adverse effect on earnings. Cash collateral postings and prepayments made with external parties, including postings related to exchange-traded contracts were immaterial and cash collateral posted by external parties were $53 million for Ameren and Ameren Illinois at June 30, 2024. A sub-investment-grade issuer or senior unsecured debt rating (below “Baa3” from Moody’s or below “BBB-” from S&P) at June 30, 2024, could have resulted in Ameren, Ameren Missouri, or Ameren Illinois being required to post additional collateral or other assurances for certain trade and contractual obligations amounting to $654 million, $559 million, and $95 million, respectively.
Changes in commodity prices could trigger additional collateral postings and prepayments. Based on credit ratings at June 30, 2024, if market prices were 15% higher or lower than June 30, 2024 levels in the next 12 months and 20% higher or lower thereafter through the end of the term of the commodity contracts, then Ameren, Ameren Missouri, and Ameren Illinois could be required to post an immaterial amount, compared to each company’s liquidity, of collateral or provide other assurances for certain trade and contractual obligations.
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
•In June 2023, the MoPSC issued an order that resulted in an increase of $140 million to Ameren Missouri’s annual revenue requirement for electric retail service. The order increased the annualized base level of net energy costs pursuant to the FAC by approximately $40 million from the base level established in the MoPSC’s December 2021 electric rate order. The order also changed annualized depreciation, regulatory asset and liability amortization amounts, and the base level of expenses for trackers. On an annualized basis, these changes reflect approximate increases in “Depreciation and amortization” of $90 million and “Other income, net”, of $100 million, related to non-service pension and postretirement benefit income, on Ameren’s and Ameren Missouri’s consolidated statements of income. The new rates became effective on July 9, 2023. As a result of this order, Ameren Missouri expects a year-over-year increase to 2024 earnings, compared to 2023, of approximately $26 million ($10 million and $13 million realized in the first and second quarters, respectively, and $3 million expected in the third quarter).
•In June 2024, Ameren Missouri filed a request with the MoPSC seeking approval to increase its annual revenues for electric service by $446 million. The MoPSC proceeding relating to the proposed electric service rate changes will take place over a period of up to 11 months, with a decision by the MoPSC expected by May 2025 and new rates effective by June 2025. Ameren Missouri cannot predict the level of any electric service rate change the MoPSC may approve, whether the requested regulatory recovery mechanisms will be continued, or whether any rate change that may eventually be approved will be sufficient for Ameren Missouri to recover its costs and earn a reasonable return on its investments when the rate change goes into effect.
•Ameren Missouri expects to file for a natural gas regulatory rate review by the end of August 2024. Ameren Missouri expects the primary driver of the natural gas service regulatory rate review to be increased infrastructure investments.

•In 2018, the MoPSC issued an order approving Ameren Missouri’s MEEIA 2019 plan. The plan includes a portfolio of customer energy-efficiency and demand response programs through December 2024. Ameren Missouri intends to invest approximately $420 million over the life of the plan, including $76 million in 2024. The plan includes the continued use of the MEEIA rider, which allows Ameren Missouri to collect from customers its actual MEEIA program costs and related lost electric revenues. In addition, the plan includes a performance incentive that provides Ameren Missouri an opportunity to earn revenues by achieving certain customer energy-efficiency goals. If the target program spending goal is achieved for 2024, the performance incentive would result in revenues of $12 million in 2024.
•In January 2024, Ameren Missouri filed a proposed customer energy-efficiency plan with the MoPSC under the MEEIA. This filing proposed a three-year plan, which includes a portfolio of customer energy-efficiency programs, along with the continued use of the MEEIA rider discussed above. If the plan is approved, Ameren Missouri intends to invest $123 million annually in the proposed customer energy-efficiency programs from 2025 to 2027. In addition, Ameren Missouri requested performance incentives applicable to each plan year to earn revenues by achieving certain customer energy-efficiency savings and target spending goals. If 100% of the goals are achieved, Ameren Missouri would earn performance incentive revenues totaling $56 million over the three-year plan. Ameren Missouri also requested additional performance incentives applicable to each plan year totaling up to $14 million over the three-year plan, if Ameren Missouri exceeds 100% of the goals. In March 2024, the MoPSC staff and the MoOPC filed responses in opposition to the proposed customer energy-efficiency plan under the MEEIA. Ameren Missouri expects a decision by the MoPSC by October 2024, but cannot predict the ultimate outcome of this regulatory proceeding.
•Ameren Illinois and ATXI use a forward-looking rate calculation with an annual revenue requirement reconciliation for each company’s electric transmission business. Based on expected rate base and the currently allowed 10.52% ROE, which includes a 50-basis-point incentive adder for participation in an RTO, the revenue requirements that are included in 2024 rates for Ameren Illinois’ and ATXI’s electric transmission businesses are $549 million and $223 million, respectively. These revenue requirements represent increases in Ameren Illinois’ and ATXI’s revenue requirements of $73 million and $29 million, respectively, from the revenue requirements reflected in 2023 rates, primarily due to higher expected rate base. These rates will affect Ameren Illinois’ and ATXI’s cash receipts during 2024, but will not determine their respective electric transmission service operating revenues, which will instead be based on 2024 actual recoverable costs, rate base, and a return on rate base at the applicable WACC as calculated under the FERC formula ratemaking framework.
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
•Pursuant to December 2022 and March 2021 ICC orders, Ameren Illinois used the IEIMA formula framework to establish annual electric distribution service rates effective through 2023, and reconciled the related revenue requirement for customer rates established for 2023. As such, Ameren Illinois’ 2023 revenues reflected actual recoverable costs, year-end rate base, and a return at the applicable WACC, with the ROE component based on the annual average of the monthly yields of the 30-year United States Treasury bonds plus 580 basis points. By law, the decoupling provisions extend beyond 2023, which ensures that Ameren Illinois’ electric distribution revenues authorized in a regulatory rate review are not affected by changes in sales volumes. In April 2024, Ameren Illinois filed for a reconciliation adjustment to its 2023 electric distribution service revenue requirement with the ICC. In July 2024, Ameren Illinois filed a revised reconciliation adjustment, requesting recovery of $158 million. An ICC decision in this proceeding is required by December 2024, and any approved adjustment would be collected from customers in 2025. This is the final revenue requirement reconciliation under the IEIMA formula framework.
•Pursuant to the CEJA, which was enacted in September 2021, Ameren Illinois may file an MYRP with the ICC to establish base rates for electric distribution service to be charged to customers for each calendar year of a four-year period. The base rates for a particular calendar year are based on forecasted recoverable costs and an ICC-determined ROE applied to Ameren Illinois’ forecasted average annual rate base using a forecasted capital structure, with a common equity ratio of up to 50% being deemed prudent and reasonable by law and a higher equity ratio requiring specific ICC approval. The ROE determined by the ICC for each calendar year of the four-year period is subject to annual adjustments based on certain performance incentives and penalties. An MYRP allows Ameren Illinois to reconcile electric distribution service rates to its actual revenue requirement on an annual basis, subject to a reconciliation cap and adjustments to the ROE. Under the MYRP discussed below, Ameren Illinois’ 2024 electric distribution service revenues will be based on its 2024 actual recoverable costs, 2024 year-end rate base, and an ROE of 8.72%, as adjusted for any performance incentives or penalties, provided the actual revenue requirement does not exceed the reconciliation cap. If a given year’s revenue amount collected from customers varies from the approved revenue requirement, an adjustment is made to electric operating revenues with an offset to a regulatory asset or liability to reflect that year’s actual revenue requirement, independent of actual sales volumes. The regulatory balance is then collected from, or refunded to, customers within two years from the end of the applicable annual period. Ameren Illinois’ existing riders remain effective under the MYRP discussed below, and will continue to remain effective beyond 2027 whether it elects to file an MYRP or a traditional regulatory rate review. Additionally, electric distribution service revenues continue to be decoupled from sales volumes under either election.
•In December 2023, the ICC issued an order in Ameren Illinois' MYRP proceeding approving base rates for electric distribution services for 2024 through 2027 and rejecting Ameren Illinois' Grid Plan, which was addressed as part of the MYRP proceeding. Rate changes consistent with the December 2023 order became effective in January 2024 and remained effective through late June 2024, when new rates became effective pursuant to the June 2024 ICC rehearing order discussed below. The December 2023 order adopted an alternative methodology to establish a rate base and revenue requirements for the years 2024 through 2027 using Ameren Illinois’ previously approved 2022 year-end rate base. In January 2024, the ICC partially denied a rehearing requested by Ameren Illinois to revise the allowed ROE in the December 2023 order and granted Ameren Illinois’ rehearing request to reconsider the rate base for each year of the MYRP and to include a base level of investments to maintain grid reliability in each year of the MYRP. In June 2024, the ICC issued an order on Ameren Illinois’ rehearing request, approving revenue requirements for electric distribution services for 2024, 2025, 2026, and 2027 of $1,196 million, $1,282 million, $1,350 million, and $1,397 million, respectively. New rates became effective in late June 2024. In July 2024, Ameren Illinois filed a request for rehearing of the ICC’s June 2024 rehearing order to include an asset associated with other postretirement benefits in the rate base. Subsequently, in August 2024, the ICC denied the rehearing request. The ICC rehearing denial is subject to appeal. Using the 2023 revenue requirement as a starting point, the approved revenue requirements in the ICC’s June 2024 rehearing order represent a cumulative four-year increase of $285 million. In January 2024, Ameren Illinois filed an appeal of the December 2023 ICC order to the Illinois Appellate Court for the Fifth Judicial District. The court is under no deadline to address the appeal. In July 2024, Ameren Illinois filed an update to its revised Grid Plan and a request to update the associated MYRP revenue requirements for 2024, 2025, 2026, and 2027 to $1,215 million, $1,300 million, $1,386 million, and $1,446 million, respectively. An ICC decision on the revised Grid Plan and updated revenue requirements is expected by the end of 2024 with rates effective in January 2025. Using the 2023 revenue requirement as a starting point, the requested revenue requirements in Ameren Illinois’ July 2024 revised MYRP filing represent a cumulative four-year increase of $334 million. Ameren Illinois cannot predict the ultimate outcome of the appeal to the Illinois Appellate Court for the Fifth Judicial District, its revised Grid Plan filing, or its request to update the associated MYRP revenue requirements for 2024 through 2027. Ameren Illinois has taken prudent steps to align its 2024 operations with the ICC orders, while continuing to ensure safe and adequate service is maintained. This includes reductions to Ameren Illinois’ capital expenditure and operations and maintenance expense plans.
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
•In November 2023, the ICC issued an order in Ameren Illinois’ January 2023 natural gas delivery service regulatory rate review, which resulted in an increase to its annual revenues for natural gas delivery service of $112 million. The new rates became effective on November 28, 2023. In December 2023, Ameren Illinois filed a request for rehearing with the ICC to revise the approved ROE and capital structure common equity percentage, and reverse an approximately $93 million reduction of planned distribution and transmission capital investments included in the order, among other things. In January 2024, the ICC denied Ameren Illinois’ rehearing request. Subsequently, in January 2024, Ameren Illinois filed an appeal of the November 2023 ICC order to the Illinois Appellate Court for the Fifth Judicial District. The court is under no deadline to address the appeal. Ameren Illinois cannot predict the ultimate outcome of this appeal. Ameren Illinois has taken prudent steps to align its 2024 operations with the ICC order, while continuing to ensure safe and adequate service is maintained. This includes reductions to Ameren Illinois’ capital expenditure and operations and maintenance expense plans.
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
•In September 2023, the United States District Court for the Eastern District of Missouri granted Ameren Missouri’s request to modify a September 2019 remedy order issued by the district court in order to allow the retirement of the Rush Island Energy Center in advance of its previously expected retirement date of 2039, in lieu of installing a flue gas desulfurization system. In its amended remedy order, the district court established an October 15, 2024 retirement date to allow for the completion of various transmission reliability projects and, in the interim, authorized Ameren Missouri to operate the energy center only as needed and as directed by the MISO. The MISO designated the Rush Island Energy Center as a system support resource in 2022 and concluded that certain reliability mitigation measures, including transmission upgrades, should occur before the energy center is retired. The Rush Island Energy Center began operating as a system support resource on September 1, 2022. In 2024, the MISO extended the system support resource designation through Rush Island Energy Center’s retirement date of October 15, 2024. In July 2024, an agreement between Ameren Missouri and the MISO was filed with the FERC for approval regarding the continued operation of the energy center during peak demand times and emergencies. Construction activities are ongoing for the transmission upgrades approved by the MISO, with the majority of the upgrades expected to be completed in the fall of 2024. Ameren Missouri expects to complete the last of the necessary upgrades by mid-2025. The United States Department of Justice is seeking an order from the district court providing for additional mitigation relief related to prior emissions. Ameren Missouri contends that the retirement of the Rush Island Energy Center, which eliminates all future emissions from the energy center, mitigates claims relating to prior emissions. In March 2024, the district court ordered Ameren Missouri and the United States Department of Justice to file proposed draft orders outlining additional mitigation relief. In May 2024, Ameren Missouri filed a proposed draft order that includes retiring the Rush Island Energy Center, a program to provide electric buses and charging stations to schools in the metro St. Louis area, a program to provide air filters to eligible Ameren Missouri electric residential customers, and the retirement of SO2 allowances. Excluding the accelerated retirement of the Rush Island Energy Center, these programs are estimated to cost approximately $20 million. Also in May 2024, the United States Department of Justice filed a proposed draft order that includes a program to provide electric buses and charging stations to schools in the metro St. Louis area and a program to provide air filters to eligible Ameren Missouri electric residential customers. These programs include a significantly greater number of buses, charging stations, and air filters than Ameren Missouri’s proposal and the United States Department of Justice estimates these programs would cost approximately $120 million. A mediation proceeding related to the potential additional mitigation relief is scheduled for September 2024. As of June 30, 2024, Ameren and Ameren Missouri recorded a $20 million liability related to the cost of potential additional mitigation, which represents the estimated minimum liability, as no other amount within the range was a better estimate. Ameren Missouri could be required to implement some or all of the additional mitigation relief programs included in the United States Department of Justice’s proposed draft order, the costs of which could be material and could adversely impact Ameren and Ameren Missouri’s results of operations and financial position. Depending on the scope and basis of any final order issued by the district court, which is expected by the end of 2024, Ameren Missouri or the United States Department of Justice could appeal any additional mitigation relief ordered. For additional information on the NSR and Clean Air Act litigation, see Note 9 – Commitments and Contingencies under Part I, Item 1, of this report. As part of the assessment of any potential future abandonment loss, consideration will be given to the Rush Island securitization order discussed below.
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
•Although the pace of inflation has slowed recently, we are still observing elevated inflation levels that continue to put pressure on the prices of labor, services, materials, and supplies, as well as high interest rates. Ameren Missouri and Ameren Illinois are generally allowed to pass on to customers prudently incurred costs for fuel, purchased power, and natural gas supply. Additionally, for certain non-commodity cost changes, the use of trackers, riders, formula ratemaking, and future test years, as applicable, mitigates our exposure. The elevated inflation levels and high interest rates could impact our ability to control costs and/or make substantial investments in our businesses, including our ability to recover costs and investments, and to earn our allowed ROEs within frameworks established by our regulators, while maintaining rates that are affordable to our customers. In addition, the elevated inflation levels and high interest rates could adversely affect our customers’ usage of, or payment for, our services.
•Ameren Missouri and Ameren Illinois continue to make infrastructure investments and expect to seek increases to electric and natural gas rates to recover the cost of investments and earn an adequate return. Ameren Missouri and Ameren Illinois will also seek new, or to maintain existing, regulatory and legislative solutions to address regulatory lag and to support investment in their utility infrastructure for the benefit of their customers. Ameren Missouri and Ameren Illinois continue to face cost recovery pressures, elevated inflation levels, higher cost of debt, customer conservation efforts, the impacts of additional customer energy-efficiency programs, and increased customer use of increasingly cost-effective advancements in innovative energy technologies, including private generation and energy storage. We expect a net increase in demand resulting from the electrification of the economy, including in the transportation sector. In addition, a new 250-MW data center is expected to be constructed in Ameren Missouri’s service territory and is expected to be in service by 2026, and several other entities in various industries, including data center and manufacturing, are considering either locating or expanding their operations within our service territories. We expect that increased investments, including expected future investments for environmental compliance, system reliability improvements, and new generation sources, will result in rate base and revenue growth but also higher depreciation and financing costs.
Liquidity and Capital Resources
•In September 2023, Ameren Missouri filed its 2023 IRP with the MoPSC, which includes Ameren Missouri’s preferred plan for meeting customers’ projected long-term energy needs in a manner that maintains system reliability and customer affordability while transitioning to clean energy generation in an environmentally responsible manner. In connection with this plan, Ameren is continuing to target net-zero carbon emissions by 2045, as well as a 60% reduction by 2030 and an 85% reduction by 2040 based on 2005 levels. Ameren’s goals include both reduction of direct emissions from operations (scope 1), as well as electricity usage at Ameren buildings (scope 2), including other greenhouse gas emissions of methane, nitrous oxide, and sulfur hexafluoride. Achieving these goals will be dependent on a variety of factors, including cost-effective advancements in innovative clean energy technologies and constructive federal and state energy and economic policies. The preferred plan includes, among other things, the following:
•adding an 800-MW natural gas-fired simple-cycle energy center by 2027, which will be realized through the Castle Bluff Natural Gas Project discussed below, and an additional 1,200-MW natural gas-fired combined-cycle energy center by 2033;
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
Expected capital expenditures through 2028 related to the facilities discussed above are included in Ameren’s and Ameren Missouri’s expected capital investments discussed below. Ameren Missouri’s plan could be affected by, among other factors: Ameren Missouri’s ability to obtain CCNs from the MoPSC, and any other required approvals for the addition of renewable resources or natural gas-fired generation, retirement of energy centers, and new or continued customer energy-efficiency programs; the ability to enter into agreements for renewable or natural gas-fired generation and acquire or construct that generation at a reasonable cost; the ability of suppliers, contractors, and developers to meet contractual commitments and timely complete projects, which is dependent upon the availability of necessary labor, materials, and equipment, geopolitical conflict, or government actions, among other things; changes in the scope and timing of projects; the ability to qualify for, and use or transfer, federal production or investment tax credits; the cost of wind, solar, and other renewable generation and battery storage technologies; the cost of natural gas or hydrogen CT technologies; the ability to maintain system reliability during and after the transition to clean energy generation; new and/or changes in environmental regulations, including those related to CO2 and other greenhouse gas emissions; energy prices and demand; Ameren Missouri’s ability to obtain necessary rights-of-way, easements, and transmission interconnection agreements at an acceptable cost and in a timely fashion; the ability to earn an adequate return on invested capital; and the ability to raise capital on reasonable terms. A new data center is expected to be constructed in Ameren Missouri’s service territory by 2026 and several entities are considering either locating or expanding their operations within Ameren Missouri’s service territory. As such, Ameren Missouri currently expects to update its 2023 IRP by February 2025, following its evaluation of potential load growth and its generation portfolio. The next integrated resource plan is required to be filed by October 2026.
•In June 2024, the MoPSC issued a financing order authorizing the issuance of securitized utility tariff bonds by a wholly owned, special purpose subsidiary of Ameren Missouri to finance approximately $470 million of costs related to the planned accelerated retirement of the Rush Island Energy Center, which includes the expected remaining unrecovered net plant balance associated with the facility, among other costs. Ameren Missouri initially petitioned the MoPSC in November 2023 to finance $519 million of costs. The difference between the initial petition and final financing order will be considered for recovery in future rate proceedings involving the securitized utility tariff charge or base rates. Ameren Missouri will collect the amounts necessary to repay the bonds over approximately 15 years from the date of bond issuance. The financing order also includes a determination that the decision to retire the Rush Island Energy Center was reasonable and prudent. The MoPSC did not make a determination regarding the prudency of Ameren Missouri's prior actions that resulted in the adverse ruling in the NSR and Clean Air Act litigation discussed in Note 9 – Commitments and Contingencies under Part I, Item 1, of this report. However, claims regarding such actions could be considered in future regulatory proceedings. If future regulatory proceedings result in revenue reductions based on Ameren Missouri’s prior actions that resulted in the adverse ruling in the NSR and Clean Air Act litigation, it could have a material adverse effect on the results of operations, financial position, and liquidity of Ameren and Ameren Missouri. In July 2024, the MoOPC filed a request for rehearing of the financing order. Ameren Missouri expects a decision on the rehearing request in August 2024. The decision on the rehearing request is subject to appeal. The timing of the issuance of securitized utility tariff bonds is dependent on the conclusion of any appeal process.
•During 2022 and 2023, Ameren Missouri, and certain subsidiaries of Ameren Missouri, entered into agreements to acquire and/or construct various solar generation facilities. Most regulatory approvals have been obtained with the exception of FERC approval for the acquisition of the Split Rail Solar Project. In June 2024, Ameren Missouri acquired the Cass County Solar Project, which includes solar panels, project design, land rights, and engineering, procurement, and construction agreements, for approximately $250 million and took over construction management of the project. Also in June 2024, Ameren Missouri filed for a CCN with the MoPSC to construct the Castle Bluff Natural Gas Project. All of the generation facilities are aligned with the 2023 IRP discussed above, and expected capital expenditures related to these facilities are included in Ameren’s and Ameren Missouri’s expected capital investments discussed below.
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
•In 2021, the MISO issued a report outlining a preliminary long-range transmission planning roadmap of projects through 2039, which considers the rapidly changing generation mix within MISO resulting from significant additions of renewable generation, actual and expected generation plant closures, and state mandates or goals for clean energy or carbon emissions reductions. In July 2022, the MISO approved the first tranche of projects under the roadmap. A portion of these projects were assigned to various utilities, of which Ameren was awarded projects that are estimated to cost approximately $1.8 billion, based on the MISO’s cost estimate. Related to these projects, Ameren began substation upgrades in May 2024 in advance of transmission line construction, which is expected to begin in 2026, with forecasted completion dates near the end of this decade. In addition, MISO awarded two competitive bid projects to ATXI in the fourth quarter of 2023 and one in April 2024 that represent a total estimated investment of approximately $220 million for ATXI. In February 2024, Ameren Illinois and ATXI filed a request for a CCN, among other things, with the ICC related to the portion of the MISO long-range transmission projects they will construct within the ICC’s jurisdiction. A decision by the ICC is expected by mid-2025. In July 2024, ATXI filed a request for a CCN, among other things, with the MoPSC related to a portion of the MISO long-range transmission projects that it will construct within the MoPSC’s jurisdiction. A decision by the MoPSC is expected by mid-2025. In June 2024, the MISO revised a proposed first set of second tranche projects with estimated costs of $23 billion to $27 billion based on the MISO’s cost estimate. The MISO is expected to approve this set of projects by the end of 2024. The MISO expects to develop an additional set of second tranche projects in 2025.
•Environmental regulations, including those related to CO2 emissions, or other actions taken by the EPA or state regulators, or requirements that may result from the NSR and Clean Air Act Litigation, could result in significant increases in capital expenditures and operating costs. Regulations can be reviewed and repealed, and replacement or alternative regulations can be proposed or adopted by the regulatory agencies, including the EPA. See Note 9 – Commitments and Contingencies under Part I, Item 1, of this report, for additional information on environmental matters, including the NSR and Clean Air Act litigation. The ultimate implementation of any of these new regulations, as well as the timing of any such implementation, is uncertain. However, the individual or combined effects of existing and new environmental regulations could result in significant capital expenditures, increased operating costs, or the closure or alteration of some of Ameren Missouri’s coal and natural gas-fired energy centers. Ameren Missouri’s operating costs and capital expenditures are subject to MoPSC prudence reviews, which could result in cost disallowances, as well as regulatory lag. The cost of Ameren Illinois’ purchased power and natural gas purchased for resale could increase. However, Ameren Illinois expects that these costs would be recovered from customers with no material adverse effect on its results of operations, financial position, or liquidity. Ameren’s and Ameren Missouri’s earnings could benefit from increased investment to comply with environmental regulations if those investments are reflected and recovered on a timely basis in customer rates.
•The Ameren Companies have multiyear credit agreements that cumulatively provide $2.6 billion of credit through December 2027, subject to a 364-day repayment term for Ameren Missouri and Ameren Illinois, with the option to seek incremental commitments to increase the cumulative credit provided to $3.2 billion. See Note 3 – Short-term Debt and Liquidity under Part I, Item 1, of this report and

Note 4 – Short-term Debt and Liquidity under Part II, Item 8, of the Form 10-K for additional information regarding the Credit Agreements. See Note 5 – Long-term Debt and Equity Financings under Part II, Item 8, of the Form 10-K for long-term debt maturities from 2024 to 2028 and beyond at Ameren (parent), Ameren Missouri, Ameren Illinois, and ATXI. See Note 4 – Long-term Debt and Equity Financings under Part I, Item 1, of this report for outstanding forward sale agreements under the ATM and issuances and maturities of long-term debt in 2024 through the date of this report. The use of cash provided by operating activities and short-term borrowings to fund capital expenditures and other long-term investments at the Ameren Companies frequently results in a working capital deficit, defined as current liabilities exceeding current assets, as was the case at June 30, 2024, for Ameren and Ameren Illinois. Ameren, Ameren Missouri, and Ameren Illinois each believe that their liquidity is adequate given their respective expected operating cash flows, capital expenditures, and financing plans, and expect to continue to have access to the capital and credit markets on reasonable terms when needed. However, there can be no assurance that significant changes in economic conditions, disruptions in the capital and credit markets, or other unforeseen events will not materially affect their ability to execute their expected operating, capital, or financing plans.
•Ameren expects its cash used for currently planned capital expenditures and dividends to exceed cash provided by operating activities over the next several years. As part of its funding plan for capital expenditures, Ameren is using newly issued shares of common stock to satisfy requirements under the DRPlus and employee benefit plans and expects to continue to do so through at least 2028. Additionally, Ameren has an ATM program under which Ameren may offer and sell from time to time common stock, which includes the ability to enter into forward sales agreements, subject to market conditions and other factors. As of June 30, 2024, Ameren had multiple forward sale agreements that could be settled under the ATM program with various counterparties relating to 2.9 million shares of common stock. Ameren expects to settle approximately $230 million of the forward sale agreements with physical delivery of 2.9 million shares of common stock by December 31, 2024. Including issuances under the DRPlus and employee benefit plans, Ameren plans to issue approximately $300 million of equity in 2024 and approximately $600 million of equity each year from 2025 to 2028. As of June 30, 2024, Ameren had approximately $770 million of common stock available for sale under the ATM program, which takes into account the forward sale agreements in effect as of June 30, 2024. Ameren expects its equity to total capitalization to support solid investment-grade credit ratings. Ameren Missouri and Ameren Illinois expect to fund cash flow needs through debt issuances, adjustments of dividends to Ameren (parent), and/or capital contributions from Ameren (parent).
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
•Pursuant to the IRA discussed above, Ameren expects to transfer production tax credits generated by Ameren Missouri’s High Prairie Renewable and Atchison Renewable energy centers, as well as production or investment tax credits related to the solar facilities included in Ameren Missouri’s 2023 IRP discussed above, to unrelated parties from 2024 to 2028.
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
•As of June 30, 2024, Ameren had $176 million in tax benefits from federal and state income tax credit carryforwards, $46 million in tax benefits from state net operating loss carryforwards, and $19 million in tax overpayments, refunds, and receivables, which will be utilized in future periods. Future expected income tax payments are based on expected taxable income, available income tax credit and net operating loss carryforwards, and current tax law. Expected taxable income is affected by expected capital expenditures, when property, plant, and equipment is placed in-service or retired, and the timing of regulatory reviews, among other things. Based on preliminary calculations, Ameren does not expect to be subject to the 15% minimum tax on adjusted financial statement income imposed by the IRA through 2028. Ameren expects annual federal income tax payments to be immaterial through 2028.

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
ITEM 4. CONTROLS AND PROCEDURES.
(a)Evaluation of Disclosure Controls and Procedures
As of June 30, 2024, evaluations were performed under the supervision and with the participation of management, including the principal executive officer and the principal financial officer of each of the Ameren Companies, of the effectiveness of the design and operation of such registrant’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act). Based on those evaluations, as of June 30, 2024, the principal executive officer and the principal financial officer of each of the Ameren Companies concluded that such disclosure controls and procedures are effective to provide assurance that information required to be disclosed in such registrant’s reports filed or submitted under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms and such information is accumulated and communicated to its management, including its principal executive officer and its principal financial officer, to allow timely decisions regarding required disclosure.
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
ITEM 1A. RISK FACTORS.
The Form 10-K includes a detailed discussion of our risk factors. The information presented below updates, and should be read in conjunction with, the risk factors and information disclosed in Part I, Item 1A, of the Form 10-K.
In connection with the resolution of the NSR and Clean Air Act litigation relating to the Rush Island Energy Center, Ameren and Ameren Missouri could be required to implement additional mitigation relief measures, the costs of which could be material and could adversely impact Ameren and Ameren Missouri's results of operations and financial position.
In January 2011, the United States Department of Justice, on behalf of the EPA, filed a complaint against Ameren Missouri in the United States District Court for the Eastern District of Missouri alleging that projects performed in 2007 and 2010 at the coal-fired Rush Island Energy Center violated provisions of the Clean Air Act and Missouri law. In January 2017, the district court issued a liability ruling against

Ameren Missouri and, in September 2019, entered a remedy order that required Ameren Missouri to install a flue gas desulfurization system at the Rush Island Energy Center and a dry sorbent injection system at the Labadie Energy Center. Following an appeal from Ameren Missouri, in August 2021, the United States Court of Appeals for the Eighth Circuit affirmed the liability ruling and the district court’s remedy order as it related to the installation of a flue gas desulfurization system at the Rush Island Energy Center, but reversed the order as it related to the installation of a dry sorbent injection system at the Labadie Energy Center. In September 2023, the district court granted Ameren Missouri’s request to modify the remedy order to allow the retirement of the Rush Island Energy Center in advance of its previously expected retirement date of 2039 in lieu of installing a flue gas desulfurization system. In its amended remedy order, the district court established an October 15, 2024 retirement date to allow for the completion of various transmission reliability projects and, in the interim, authorized Ameren Missouri to operate the energy center only as needed and as directed by the MISO. The United States Department of Justice is seeking an order from the district court providing for additional mitigation relief related to prior emissions. Ameren Missouri contends that the retirement of the Rush Island Energy Center, which eliminates all future emissions from the energy center, mitigates claims relating to prior emissions. In March 2024, the district court ordered Ameren Missouri and the United States Department of Justice to file proposed draft orders outlining additional mitigation relief. In May 2024, Ameren Missouri filed a proposed draft order that includes retiring the Rush Island Energy Center, a program to provide electric buses and charging stations to schools in the metro St. Louis area, a program to provide air filters to eligible Ameren Missouri electric residential customers, and the retirement of SO2 allowances. Excluding the accelerated retirement of the Rush Island Energy Center, these programs are estimated to cost approximately $20 million. Also in May 2024, the United States Department of Justice filed a proposed draft order that includes a program to provide electric buses and charging stations to schools in the metro St. Louis area and a program to provide air filters to eligible Ameren Missouri electric residential customers. These programs include a significantly greater number of buses, charging stations, and air filters than Ameren Missouri’s proposal and the United States Department of Justice estimates these programs would cost approximately $120 million. A mediation proceeding related to the potential additional mitigation relief is scheduled for September 2024. As of June 30, 2024, Ameren and Ameren Missouri recorded a $20 million liability related to the cost of potential additional mitigation, which represents the estimated minimum liability, as no other amount within the range was a better estimate. Ameren Missouri could be required to implement some or all of the additional mitigation relief programs included in the United States Department of Justice’s proposed draft order, the costs of which could be material and could adversely impact Ameren and Ameren Missouri’s results of operations and financial position. Depending on the scope and basis of any final order issued by the district court, which is expected by the end of 2024, Ameren Missouri or the United States Department of Justice could appeal any additional mitigation relief ordered.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.
Ameren Corporation, Ameren Missouri, and Ameren Illinois did not purchase equity securities reportable under Item 703 of Regulation S-K during the period from April 1, 2024, to June 30, 2024.
ITEM 5. OTHER INFORMATION.
Insider Adoption or Termination of Trading Arrangements
During the fiscal quarter ended June 30, 2024, none of our directors or officers informed us of the adoption or termination of a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as those terms are defined in Regulation S-K, Item 408, except as follows:
On May 21, 2024, Michael L. Moehn, Senior Executive Vice President and Chief Financial Officer of Ameren, adopted a Rule 10b5-1 trading arrangement. Mr. Moehn's Rule 10b5-1 trading arrangement provides for the sale of an aggregate 26,000 shares to be sold in four equal quarterly installments between August 2024 and July 2025. Mr. Moehn’s' Rule 10b5-1 trading arrangement will terminate on the earlier of: (i) July 31, 2025; (ii) execution of all trades or expiration of all orders relating to such trades under the Rule 10b5-1 trading arrangement; or (iii) such date as the Rule 10b5-1 trading arrangement is otherwise terminated according to its terms.
On May 22, 2024, Shawn E. Schukar, Chairman and President of ATXI, adopted a Rule 10b5-1 trading arrangement. Mr. Schukar's Rule 10b5-1 trading arrangement provides for the sale of 100% of any net shares of Ameren common stock received, after tax withholding, in connection with certain previously awarded restricted stock units and performance share units that will vest upon payment in March 2025 and March 2026. The estimated maximum number of shares to be sold pursuant to the Rule 10b5-1 trading arrangement is 10,170 shares. The actual number of shares sold pursuant to the Rule 10b5-1 trading arrangement will depend on the actual number of shares earned pursuant to the awards, which is generally dependent on the Company's achievement of certain performance measures, the actual dividends paid by the Company during the applicable vesting periods, and Mr. Schukar's continued employment and individual performance during the applicable vesting periods. Mr. Schukar's Rule 10b5-1 trading arrangement will terminate on the earlier of: (i) March 31, 2026; (ii) execution of all trades or expiration of all orders relating to such trades under the Rule 10b5-1 trading arrangement; or (iii) such date as the Rule 10b5-1 trading arrangement is otherwise terminated according to its terms.
On June 6, 2024, Mark C. Lindgren, Executive Vice President, Corporate Communications, and Chief Human Resources Officer of Ameren Services Company, adopted a Rule 10b5-1 trading arrangement. Mr. Lindgren's Rule 10b5-1 trading arrangement provides for the sale of 50% of any net shares of Ameren common stock received, after tax withholding, in connection with certain previously awarded restricted stock units and performance share units that will vest upon payment in March 2025 and March 2026. The estimated maximum number of shares to be sold pursuant to the Rule 10b5-1 trading arrangement is 3,841 shares. The actual number of shares sold pursuant to the Rule 10b5-1 trading arrangement will depend on the actual number of shares earned pursuant to the awards, which is generally dependent on the Company's achievement of certain performance measures, the actual dividends paid by the Company during the applicable vesting periods, and Mr. Lindgren's continued employment and individual performance during the applicable vesting periods. Mr. Lindgren's Rule 10b5-1 trading arrangement will terminate on the earlier of: (i) March 31, 2026; (ii) execution of all trades or expiration of all orders relating to such trades under the Rule 10b5-1 trading arrangement; or (iii) such date as the Rule 10b5-1 trading arrangement is otherwise terminated according to its terms.
Each of the trading arrangements discussed above is intended to satisfy the affirmative defense conditions of Rule 10b5-1(c).

ITEM 6. EXHIBITS.
The documents listed below are being filed or have previously been filed on behalf of the Ameren Companies and are incorporated herein by reference from the documents indicated and made a part hereof. Exhibits not identified as previously filed are filed herewith.

Exhibit Designation	Registrant(s)	Nature of Exhibit	Previously Filed as Exhibit to:
Instruments Defining Rights of Security Holders, Including Indentures
4.1	Ameren Illinois	Supplemental Indenture to the Ameren Illinois Mortgage dated June 1, 2024, for 5.55% First Mortgage Bonds due 2054	June 27, 2024 Form 8-K, Exhibit 4.2, File No. 1-14756
Material Contracts
10.1	Ameren Companies	Separation Agreement and General Release, effective April 5, 2024, between Bhavani Amirthalingam and Ameren Services Company
Rule 13a-14(a) / 15d-14(a) Certifications
31.1	Ameren	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer of Ameren
31.2	Ameren	Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer of Ameren
31.3	Ameren Missouri	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer of Ameren Missouri
31.4	Ameren Missouri	Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer of Ameren Missouri
31.5	Ameren Illinois	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer of Ameren Illinois
31.6	Ameren Illinois	Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer of Ameren Illinois
Section 1350 Certifications
32.1	Ameren	Section 1350 Certification of Principal Executive Officer and Principal Financial Officer of Ameren
32.2	Ameren Missouri	Section 1350 Certification of Principal Executive Officer and Principal Financial Officer of Ameren Missouri
32.3	Ameren Illinois	Section 1350 Certification of Principal Executive Officer and Principal Financial Officer of Ameren Illinois
Interactive Data Files
101.INS	Ameren Companies	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
101.SCH	Ameren Companies	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Ameren Companies	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB	Ameren Companies	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Ameren Companies	Inline XBRL Taxonomy Extension Presentation Linkbase Document
101.DEF	Ameren Companies	Inline XBRL Taxonomy Extension Definition Document
104	Ameren Companies	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)
The file number references for the Ameren Companies’ filings with the SEC are: Ameren Illinois, 1-14756.
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
Date: August 5, 2024