Form 10-Q
period 2024-09-30
AMEREN CORP; Ameren Illinois Co; UNION ELECTRIC CO
filed 2024-11-07
CIK 1002910, 18654, 100826

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the Quarterly Period Ended September 30, 2024

OR

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from to

Commission File Number	Exact name of registrant as specified in its charter; State of Incorporation; Address and Telephone Number	IRS Employer Identification No.
1-14756	Ameren Corporation	43-1723446
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

Ameren Corporation	☐
Union Electric Company	☐
Ameren Illinois Company	☐
Indicate by check mark whether each registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Ameren Corporation	Yes	☐	No	☒
Union Electric Company	Yes	☐	No	☒
Ameren Illinois Company	Yes	☐	No	☒
The number of shares outstanding of each registrant’s classes of common stock as of October 31, 2024, was as follows:

Registrant	Title of each class of common stock	Shares outstanding
Ameren Corporation	Common stock, $0.01 par value per share	266,927,767
Union Electric Company	Common stock, $5 par value per share, held by Ameren Corporation	102,123,834
Ameren Illinois Company	Common stock, no par value, held by Ameren Corporation	25,452,373

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

FORWARD-LOOKING STATEMENTS
Statements in this report not based on historical facts are considered “forward-looking” and, accordingly, involve risks and uncertainties that could cause actual results to differ materially from those discussed. Although such forward-looking statements have been made in good faith and are based on reasonable assumptions, there is no assurance that the expected results will be achieved. These statements include (without limitation) statements as to future expectations, beliefs, plans, projections, strategies, targets, estimates, objectives, events, conditions, and financial performance. In connection with the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995, we are providing this cautionary statement to identify important factors that could cause actual results to differ materially from those anticipated. The following factors, in addition to those discussed within Risk Factors in the Form 10-K, and elsewhere in this report and in our other filings with the SEC, could cause actual results to differ materially from management expectations suggested in such forward-looking statements:
•regulatory, judicial, or legislative actions, and any changes in regulatory policies and ratemaking determinations, that may change regulatory recovery mechanisms, such as those that may result from any additional mitigation relief related to the operation of the Rush Island Energy Center that may be ordered by the United States District Court for the Eastern District of Missouri, Ameren Missouri’s electric service regulatory rate review filed with the MoPSC in June 2024, Ameren Missouri’s natural gas delivery service regulatory rate review filed with the MoPSC in September 2024, the nonunanimous stipulation and agreement between Ameren Missouri, the MoOPC, and other intervenors related to a customer energy-efficiency plan under the MEEIA filed with the MoPSC in October 2024, Ameren Illinois’ December 2023 ICC order for the MYRP electric distribution service regulatory rate review that directed Ameren Illinois to file a revised Grid Plan and a request to update the associated MYRP revenue requirements for 2024 through 2027, both subsequently filed in March 2024, along with the appeal of the December 2023 order and June 2024 rehearing order to the Illinois Appellate Court for the Fifth Judicial District, Ameren Illinois’ electric distribution service revenue requirement reconciliation adjustment request filed with the ICC in April 2024, Ameren Illinois’ appeal of the November 2023 ICC natural gas delivery service rate order to the Illinois Appellate Court for the Fifth Judicial District, and the October 2024 FERC order regarding the allowed base ROE under the MISO tariff;
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
•the cost and availability of transmission capacity for the energy generated by Ameren Missouri’s energy centers or as required to satisfy our energy sales;
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
•the impact of current environmental laws or their interpretation and new, more stringent, or changing requirements, including those related to NSR, CO2, NOx, and other emissions and discharges, Illinois emission standards, cooling water intake structures, CCR, energy efficiency, and wildlife protection, that could limit or terminate the operation of certain of Ameren Missouri’s energy centers, increase our operating costs or investment requirements, result in an impairment of our assets, cause us to sell our assets, reduce our customers’ demand for electricity or natural gas, or otherwise have a negative financial effect;
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

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS.

AMEREN CORPORATION
CONSOLIDATED STATEMENT OF INCOME AND COMPREHENSIVE INCOME
(Unaudited) (In millions, except per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Operating Revenues:
Electric	$2,035	$1,921	$4,920	$5,096
Natural gas	138	139	762	786
Total operating revenues	2,173	2,060	5,682	5,882
Operating Expenses:
Fuel and purchased power	499	430	1,154	1,518
Natural gas purchased for resale	30	30	214	280
Other operations and maintenance	520	470	1,455	1,368
Depreciation and amortization	388	369	1,125	1,024
Taxes other than income taxes	150	147	416	398
Total operating expenses	1,587	1,446	4,364	4,588
Operating Income	586	614	1,318	1,294
Other Income, Net	101	101	293	261
Interest Charges	173	152	492	413
Income Before Income Taxes	514	563	1,119	1,142
Income Taxes	57	69	140	144
Net Income	457	494	979	998
Less: Net Income Attributable to Noncontrolling Interests	1	1	4	4
Net Income Attributable to Ameren Common Shareholders	$456	$493	$975	$994

Net Income	$457	$494	$979	$998
Other Comprehensive Loss, Net of Taxes
Pension and other postretirement benefit plan activity, net of income taxes (benefit) of $—, $(1), $(1), and $(1), respectively	(1)	(1)	(4)	(3)
Comprehensive Income	456	493	975	995
Less: Comprehensive Income Attributable to Noncontrolling Interests	1	1	4	4
Comprehensive Income Attributable to Ameren Common Shareholders	$455	$492	$971	$991

Earnings per Common Share – Basic	$1.71	$1.88	$3.66	$3.79

Earnings per Common Share – Diluted	$1.70	$1.87	$3.65	$3.78

Weighted-average Common Shares Outstanding – Basic	266.8	262.8	266.6	262.5
Weighted-average Common Shares Outstanding – Diluted	267.3	263.4	266.9	263.2
The accompanying notes are an integral part of these consolidated financial statements.

AMEREN CORPORATION
CONSOLIDATED BALANCE SHEET
(Unaudited) (In millions, except per share amounts)

	September 30, 2024	December 31, 2023
ASSETS
Current Assets:
Cash and cash equivalents	$17	$25
Accounts receivable – trade (less allowance for doubtful accounts of $31 and $30, respectively)	651	494
Unbilled revenue	348	319
Miscellaneous accounts receivable	70	106
Inventories	792	733
Current regulatory assets	226	365
Other current assets	153	139
Total current assets	2,257	2,181
Property, Plant, and Equipment, Net	35,720	33,776
Investments and Other Assets:
Nuclear decommissioning trust fund	1,333	1,150
Goodwill	411	411
Regulatory assets	1,915	1,810
Pension and other postretirement benefits	581	581
Other assets	1,081	921
Total investments and other assets	5,321	4,873
TOTAL ASSETS	$43,298	$40,830
LIABILITIES AND EQUITY
Current Liabilities:
Current maturities of long-term debt	$300	$849
Short-term debt	1,539	536
Accounts and wages payable	717	1,136
Taxes accrued	206	54
Customer deposits	205	176
Other current liabilities	600	594
Total current liabilities	3,567	3,345
Long-term Debt, Net	16,422	15,121
Deferred Credits and Other Liabilities:
Accumulated deferred income taxes and tax credits, net	4,477	4,176
Regulatory liabilities	5,562	5,512
Asset retirement obligations	798	772
Other deferred credits and liabilities	510	426
Total deferred credits and other liabilities	11,347	10,886
Commitments and Contingencies (Notes 2, 9, and 10)
Shareholders’ Equity:
Common stock, $.01 par value, 400.0 shares authorized – shares outstanding of 266.9 and 266.3, respectively	3	3
Other paid-in capital, principally premium on common stock	7,264	7,216
Retained earnings	4,576	4,136
Accumulated other comprehensive loss	(10)	(6)
Total shareholders’ equity	11,833	11,349
Noncontrolling Interests	129	129
Total equity	11,962	11,478
TOTAL LIABILITIES AND EQUITY	$43,298	$40,830
The accompanying notes are an integral part of these consolidated financial statements.

AMEREN CORPORATION
CONSOLIDATED STATEMENT OF CASH FLOWS
(Unaudited) (In millions)
	Nine Months Ended September 30,
	2024	2023
Cash Flows From Operating Activities:
Net income	$979	$998
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,142	1,063
Amortization of nuclear fuel	59	56
Amortization of debt issuance costs and premium/discounts	14	12
Deferred income taxes and investment tax credits, net	145	128
Allowance for equity funds used during construction	(48)	(39)
Stock-based compensation costs	22	21
Other	84	12
Changes in assets and liabilities:
Receivables	(183)	54
Inventories	(60)	(93)
Accounts and wages payable	(239)	(287)
Taxes accrued	176	156
Regulatory assets and liabilities	86	15
Assets, other	(53)	(78)
Liabilities, other	(11)	51
Pension and other postretirement benefits	(168)	(182)
Counterparty collateral, net	1	144
Net cash provided by operating activities	1,946	2,031
Cash Flows From Investing Activities:
Capital expenditures	(3,029)	(2,571)
Nuclear fuel expenditures	(57)	(63)
Purchases of securities – nuclear decommissioning trust fund	(499)	(156)
Sales and maturities of securities – nuclear decommissioning trust fund	480	136
Other	(1)	(2)
Net cash used in investing activities	(3,106)	(2,656)
Cash Flows From Financing Activities:
Dividends on common stock	(535)	(496)
Dividends paid to noncontrolling interest holders	(4)	(4)
Short-term debt, net	1,002	272
Maturities of long-term debt	(849)	(100)
Issuances of long-term debt	1,610	997
Issuances of common stock	30	28
Employee payroll taxes related to stock-based compensation	(8)	(20)
Debt issuance costs	(19)	(12)
Other	(15)	(10)
Net cash provided by financing activities	1,212	655
Net change in cash, cash equivalents, and restricted cash	52	30
Cash, cash equivalents, and restricted cash at beginning of year	272	216
Cash, cash equivalents, and restricted cash at end of period	$324	$246
The accompanying notes are an integral part of these consolidated financial statements.

AMEREN CORPORATION
CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY
(Unaudited) (In millions, except per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Common Stock	$3	$3	$3	$3

Other Paid-in Capital:
Beginning of period	7,246	6,880	7,216	6,860
Shares issued under the DRPlus and 401(k) plan	9	12	30	35
Stock-based compensation activity	9	8	18	5
Other paid-in capital, end of period	7,264	6,900	7,264	6,900

Retained Earnings:
Beginning of period	4,299	3,817	4,136	3,646
Net income attributable to Ameren common shareholders	456	493	975	994
Dividends on common stock	(179)	(166)	(535)	(496)
Retained earnings, end of period	4,576	4,144	4,576	4,144

Accumulated Other Comprehensive Loss:
Deferred retirement benefit costs, beginning of period	(9)	(3)	(6)	(1)
Change in deferred retirement benefit costs	(1)	(1)	(4)	(3)
Deferred retirement benefit costs, end of period	(10)	(4)	(10)	(4)
Total accumulated other comprehensive loss, end of period	(10)	(4)	(10)	(4)
Total Shareholders’ Equity	$11,833	$11,043	$11,833	$11,043

Noncontrolling Interests:
Beginning of period	129	129	129	129
Net income attributable to noncontrolling interest holders	1	1	4	4
Dividends paid to noncontrolling interest holders	(1)	(1)	(4)	(4)
Noncontrolling interests, end of period	129	129	129	129
Total Equity	$11,962	$11,172	$11,962	$11,172

Common stock shares outstanding at beginning of period	266.8	262.7	266.3	262.0
Shares issued under the DRPlus and 401(k) plan	0.1	0.2	0.4	0.4
Shares issued for stock-based compensation	—	—	0.2	0.5
Common stock shares outstanding at end of period	266.9	262.9	266.9	262.9

Dividends per common share	$0.67	$0.63	$2.01	$1.89
The accompanying notes are an integral part of these consolidated financial statements.

UNION ELECTRIC COMPANY (d/b/a AMEREN MISSOURI)
CONSOLIDATED STATEMENT OF INCOME
(Unaudited) (In millions)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Operating Revenues:
Electric	$1,324	$1,219	$2,902	$2,978
Natural gas	18	18	103	123
Total operating revenues	1,342	1,237	3,005	3,101
Operating Expenses:
Fuel and purchased power	334	233	689	843
Natural gas purchased for resale	4	4	41	60
Other operations and maintenance	288	256	789	732
Depreciation and amortization	220	217	623	579
Taxes other than income taxes	109	108	287	276
Total operating expenses	955	818	2,429	2,490
Operating Income	387	419	576	611
Other Income, Net	51	44	144	85
Interest Charges	62	63	187	166
Income Before Income Taxes	376	400	533	530
Income Taxes Benefit	(6)	(12)	(4)	(14)
Net Income	382	412	537	544
Preferred Stock Dividends	1	1	3	3
Net Income Available to Common Shareholder	$381	$411	$534	$541
The accompanying notes as they relate to Ameren Missouri are an integral part of these consolidated financial statements.

UNION ELECTRIC COMPANY (d/b/a AMEREN MISSOURI)
CONSOLIDATED BALANCE SHEET
(Unaudited) (In millions, except per share amounts)

	September 30, 2024	December 31, 2023
ASSETS
Current Assets:
Cash and cash equivalents	$—	$—
Advances to money pool	9	—
Accounts receivable – trade (less allowance for doubtful accounts of $12 and $12, respectively)	300	204
Accounts receivable – affiliates	22	72
Unbilled revenue	229	163
Miscellaneous accounts receivable	28	26
Inventories	529	508
Current regulatory assets	84	101
Other current assets	65	68
Total current assets	1,266	1,142
Property, Plant, and Equipment, Net	18,518	17,250
Investments and Other Assets:
Nuclear decommissioning trust fund	1,333	1,150
Regulatory assets	746	755
Pension and other postretirement benefits	142	157
Other assets	204	152
Total investments and other assets	2,425	2,214
TOTAL ASSETS	$22,209	$20,606
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Current maturities of long-term debt	$—	$350
Short-term debt	576	170
Borrowings from money pool	17	306
Accounts and wages payable	327	618
Accounts payable – affiliates	63	53
Taxes accrued	184	28
Other current liabilities	322	222
Total current liabilities	1,489	1,747
Long-term Debt, Net	6,830	5,991
Deferred Credits and Other Liabilities:
Accumulated deferred income taxes and tax credits, net	2,208	2,122
Regulatory liabilities	2,914	2,959
Asset retirement obligations	795	768
Other deferred credits and liabilities	126	56
Total deferred credits and other liabilities	6,043	5,905
Commitments and Contingencies (Notes 2, 8, 9, and 10)
Shareholders’ Equity:
Common stock, $5 par value, 150.0 shares authorized – 102.1 shares outstanding	511	511
Other paid-in capital, principally premium on common stock	3,075	2,725
Preferred stock	80	80
Retained earnings	4,181	3,647
Total shareholders’ equity	7,847	6,963
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$22,209	$20,606
The accompanying notes as they relate to Ameren Missouri are an integral part of these consolidated financial statements.

UNION ELECTRIC COMPANY (d/b/a AMEREN MISSOURI)
CONSOLIDATED STATEMENT OF CASH FLOWS
(Unaudited) (In millions)

	Nine Months Ended September 30,
	2024	2023
Cash Flows From Operating Activities:
Net income	$537	$544
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	641	618
Amortization of nuclear fuel	59	56
Amortization of debt issuance costs and premium/discounts	5	5
Deferred income taxes and investment tax credits, net	2	(73)
Allowance for equity funds used during construction	(38)	(20)
Other	69	(12)
Changes in assets and liabilities:
Receivables	(178)	(119)
Inventories	(21)	(78)
Accounts and wages payable	(223)	(206)
Taxes accrued	218	222
Regulatory assets and liabilities	(5)	65
Assets, other	(17)	12
Liabilities, other	10	(5)
Pension and other postretirement benefits	(59)	(67)
Counterparty collateral, net	(3)	89
Net cash provided by operating activities	997	1,031
Cash Flows From Investing Activities:
Capital expenditures	(1,839)	(1,255)
Nuclear fuel expenditures	(57)	(63)
Purchases of securities – nuclear decommissioning trust fund	(499)	(156)
Sales and maturities of securities – nuclear decommissioning trust fund	480	136
Money pool advances, net	(9)	—
Other	(8)	—
Net cash used in investing activities	(1,932)	(1,338)
Cash Flows From Financing Activities:
Dividends on preferred stock	(3)	(3)
Short-term debt, net	406	(172)
Money pool borrowings, net	(289)	—
Maturities of long-term debt	(350)	—
Issuances of long-term debt	846	499
Capital contribution from parent	350	—
Debt issuance costs	(10)	(7)
Other	(15)	(10)
Net cash provided by financing activities	935	307
Net change in cash, cash equivalents, and restricted cash	—	—
Cash, cash equivalents, and restricted cash at beginning of year	10	13
Cash, cash equivalents, and restricted cash at end of period	$10	$13
The accompanying notes as they relate to Ameren Missouri are an integral part of these consolidated financial statements.

UNION ELECTRIC COMPANY (d/b/a AMEREN MISSOURI)
CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY
(Unaudited) (In millions)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Common Stock	$511	$511	$511	$511

Other Paid-in Capital:
Beginning of period	3,075	2,725	2,725	2,725
Capital contributions from parent	—	—	350	—
Other paid-in capital, end of period	3,075	2,725	3,075	2,725

Preferred Stock	80	80	80	80

Retained Earnings:
Beginning of period	3,800	3,241	3,647	3,111
Net income	382	412	537	544
Dividends on preferred stock	(1)	(1)	(3)	(3)
Retained earnings, end of period	4,181	3,652	4,181	3,652

Total Shareholders’ Equity	$7,847	$6,968	$7,847	$6,968
The accompanying notes as they relate to Ameren Missouri are an integral part of these consolidated financial statements.

AMEREN ILLINOIS COMPANY (d/b/a AMEREN ILLINOIS)
STATEMENT OF INCOME
(Unaudited) (In millions)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Operating Revenues:
Electric	$672	$661	$1,899	$1,998
Natural gas	121	122	660	665
Total operating revenues	793	783	2,559	2,663
Operating Expenses:
Purchased power	169	200	474	679
Natural gas purchased for resale	26	26	173	220
Other operations and maintenance	229	200	663	603
Depreciation and amortization	155	139	462	410
Taxes other than income taxes	37	34	116	108
Total operating expenses	616	599	1,888	2,020
Operating Income	177	184	671	643
Other Income, Net	37	37	105	115
Interest Charges	63	54	178	151
Income Before Income Taxes	151	167	598	607
Income Taxes	37	42	144	154
Net Income	114	125	454	453
Preferred Stock Dividends	—	—	1	1
Net Income Available to Common Shareholder	$114	$125	$453	$452
The accompanying notes as they relate to Ameren Illinois are an integral part of these financial statements.

AMEREN ILLINOIS COMPANY (d/b/a AMEREN ILLINOIS)
BALANCE SHEET
(Unaudited) (In millions)

	September 30, 2024	December 31, 2023
ASSETS
Current Assets:
Cash and cash equivalents	$—	$—
Accounts receivable – trade (less allowance for doubtful accounts of $19 and $18, respectively)	336	273
Accounts receivable – affiliates	17	35
Unbilled revenue	119	156
Miscellaneous accounts receivable	7	44
Inventories	260	225
Current regulatory assets	139	252
Other current assets	66	62
Total current assets	944	1,047
Property, Plant, and Equipment, Net	15,247	14,632
Investments and Other Assets:
Goodwill	411	411
Regulatory assets	1,135	1,035
Pension and other postretirement benefits	419	394
Other assets	679	603
Total investments and other assets	2,644	2,443
TOTAL ASSETS	$18,835	$18,122
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Current maturities of long-term debt	$300	$—
Short-term debt	17	366
Borrowings from money pool	—	135
Accounts and wages payable	283	370
Accounts payable – affiliates	147	52
Customer deposits	166	141
Current regulatory liabilities	50	71
Other current liabilities	230	298
Total current liabilities	1,193	1,433
Long-term Debt, Net	5,552	5,232
Deferred Credits and Other Liabilities:
Accumulated deferred income taxes and investment tax credits, net	2,012	1,906
Regulatory liabilities	2,504	2,418
Other deferred credits and liabilities	346	308
Total deferred credits and other liabilities	4,862	4,632
Commitments and Contingencies (Notes 2, 8, and 9)
Shareholders’ Equity:
Common stock, no par value, 45.0 shares authorized – 25.5 shares outstanding	—	—
Other paid-in capital	3,020	3,020
Preferred stock	49	49
Retained earnings	4,159	3,756
Total shareholders’ equity	7,228	6,825
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$18,835	$18,122
The accompanying notes as they relate to Ameren Illinois are an integral part of these financial statements.

AMEREN ILLINOIS COMPANY (d/b/a AMEREN ILLINOIS)
STATEMENT OF CASH FLOWS
(Unaudited) (In millions)

	Nine Months Ended September 30,
	2024	2023
Cash Flows From Operating Activities:
Net income	$454	$453
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	461	410
Amortization of debt issuance costs and premium/discounts	3	3
Deferred income taxes and investment tax credits, net	72	123
Allowance for equity funds used during construction	(10)	(15)
Other	32	31
Changes in assets and liabilities:
Receivables	(23)	164
Inventories	(35)	(15)
Accounts and wages payable	(8)	(77)
Taxes accrued	118	19
Regulatory assets and liabilities	96	(45)
Assets, other	(38)	(80)
Liabilities, other	(2)	74
Pension and other postretirement benefits	(66)	(74)
Counterparty collateral, net	13	55
Net cash provided by operating activities	1,067	1,026
Cash Flows From Investing Activities:
Capital expenditures	(1,091)	(1,226)
Other	1	(3)
Net cash used in investing activities	(1,090)	(1,229)
Cash Flows From Financing Activities:
Dividends on common stock	(50)	—
Dividends on preferred stock	(1)	(1)
Short-term debt, net	(349)	(205)
Money pool borrowings, net	(135)	—
Maturities of long-term debt	—	(100)
Issuances of long-term debt	624	498
Capital contributions from parent	—	50
Debt issuance costs	(7)	(5)
Net cash provided by financing activities	82	237
Net change in cash, cash equivalents, and restricted cash	59	34
Cash, cash equivalents and restricted cash at beginning of year	234	191
Cash, cash equivalents, and restricted cash at end of period	$293	$225
The accompanying notes as they relate to Ameren Illinois are an integral part of these financial statements.

AMEREN ILLINOIS COMPANY (d/b/a AMEREN ILLINOIS)
STATEMENT OF SHAREHOLDERS’ EQUITY
(Unaudited) (In millions)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Common Stock	$—	$—	$—	$—

Other Paid-in Capital:
Beginning of period	3,020	2,929	3,020	2,929
Capital contributions from parent	—	50	—	50
Other paid-in capital, end of period	3,020	2,979	3,020	2,979

Preferred Stock	49	49	49	49

Retained Earnings:
Beginning of period	4,070	3,517	3,756	3,190
Net income	114	125	454	453
Dividends on common stock	(25)	—	(50)	—
Dividends on preferred stock	—	—	(1)	(1)
Retained earnings, end of period	4,159	3,642	4,159	3,642

Total Shareholders’ Equity	$7,228	$6,670	$7,228	$6,670
The accompanying notes as they relate to Ameren Illinois are an integral part of these financial statements.

AMEREN CORPORATION (Consolidated)
UNION ELECTRIC COMPANY (Consolidated) (d/b/a Ameren Missouri)
AMEREN ILLINOIS COMPANY (d/b/a Ameren Illinois)
COMBINED NOTES TO FINANCIAL STATEMENTS
(Unaudited)
September 30, 2024
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
•ATXI operates a FERC rate-regulated electric transmission business within the MISO.
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
Variable Interest Entities
As of September 30, 2024, and December 31, 2023, Ameren had unconsolidated variable interests in various equity method investments, primarily to advance clean and resilient energy technologies, totaling $74 million and $73 million, respectively, included in “Other assets” on Ameren’s consolidated balance sheet. Any earnings or losses related to these investments are included in “Other Income, Net” on Ameren’s consolidated statement of income and comprehensive income. Ameren is not the primary beneficiary of these investments because it does not have the power to direct matters that most significantly affect the activities of these variable interest entities. As of September 30, 2024, Ameren’s maximum exposure to loss related to these variable interests is limited to its investment of $74 million plus associated outstanding funding commitments of $12 million.
COLI
Ameren and Ameren Illinois have COLI, which is recorded at the net cash surrender value. The net cash surrender value is the amount that can be realized under the insurance policies at the balance sheet date. As of September 30, 2024, the cash surrender value of COLI at Ameren and Ameren Illinois was $263 million (December 31, 2023 – $248 million) and $116 million (December 31, 2023 – $111 million), respectively, while total borrowings against the policies were $108 million (December 31, 2023 – $104 million) at both Ameren and Ameren Illinois. Ameren and Ameren Illinois have the right to offset the borrowings against the cash surrender value of the policies and, consequently, present the net asset in “Other assets” on their respective balance sheets. The net cash surrender value of Ameren’s COLI is affected by the investment performance of a separate account in which Ameren holds a beneficial interest.

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
Missouri
2024 Electric Service Regulatory Rate Review
In June 2024, Ameren Missouri filed a request with the MoPSC seeking approval to increase its annual revenues for electric service by $446 million. The electric rate increase request is based on a 10.25% ROE, a capital structure composed of 52% common equity, a rate base of $14 billion, and a test year ended March 31, 2024, with certain pro-forma adjustments expected through an anticipated true-up date of December 31, 2024. Ameren Missouri also requested the continued use of the FAC and trackers for pension and postretirement benefits, uncertain income tax positions, certain excess deferred income taxes, and the utilization of production and investment tax credits or proceeds from the sale of tax credits allowed under the IRA, which the MoPSC previously authorized in earlier electric rate orders. The electric rate increase request reflects the following:
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
•decreased costs resulting from the retirement of the Rush Island Energy Center; and
•decreased costs related to the extension of the retirement date of the Sioux Energy Center from 2030 to 2032, consistent with Ameren Missouri’s 2023 IRP, to ensure reliability.
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
2024 Natural Gas Delivery Service Regulatory Rate Review
In September 2024, Ameren Missouri filed a request with the MoPSC seeking approval to increase its annual revenues for natural gas delivery service by $40 million. The natural gas rate increase request is based on a 10.25% ROE, a capital structure composed of 52% common equity, a rate base of $531 million, and a test year ended March 31, 2024, with certain pro-forma adjustments expected through the true-up date of December 31, 2024. The request includes the continued use of the PGA, WNAR, and trackers for pension and other postretirement benefits and certain excess deferred taxes that the MoPSC previously authorized in earlier natural gas rate orders. The natural gas rate increase request reflects investments in our existing natural gas infrastructure to ensure the safe delivery of natural gas.
The MoPSC proceeding relating to the proposed natural gas delivery service rate changes will take place over a period of up to 11 months, with a decision by the MoPSC expected by August 2025 and new rates effective by September 2025. Ameren Missouri cannot predict the level of any natural gas delivery service rate change the MoPSC may approve, whether the requested regulatory recovery mechanisms will be continued, or whether any rate change that may eventually be approved will be sufficient for Ameren Missouri to recover its costs and earn a reasonable return on its investments when the rate change goes into effect.

Generation Facilities
Ameren Missouri, and certain subsidiaries of Ameren Missouri, are parties to agreements to acquire and/or construct various generation facilities. The solar generation facilities are eligible for recovery under the PISA. The Castle Bluff Natural Gas Project would be eligible for recovery under the post-construction cost deferral discussed below, if approved by the MoPSC. The following table provides information with respect to each agreement:

	Agreement type	Facility size	Status of MoPSC CCN	Status of FERC approval of acquisition	Anticipated in-service date(a)
Huck Finn Solar Project(b)(c)	Build-transfer	200-MW	Approved February 2023	Received March 2023	Fourth quarter 2024
Boomtown Solar Project(c)(d)	Build-transfer	150-MW	Approved April 2023	Received October 2023	Fourth quarter 2024
Cass County Solar Project(c)(d)	Development-transfer(e)	150-MW	Approved June 2024	Not applicable	Fourth quarter 2024
Vandalia Solar Project(f)(g)	Self-build	50-MW	Approved March 2024	Not applicable	Fourth quarter 2025
Bowling Green Solar Project(f)(g)	Self-build	50-MW	Approved March 2024	Not applicable	First quarter 2026
Split Rail Solar Project(f)(g)	Build-transfer	300-MW	Approved March 2024	Received November 2024	Mid-2026
Castle Bluff Natural Gas Project(f)	Self-build	800-MW	Approved October 2024(h)	Not applicable	Fourth quarter 2027
(a)Anticipated in-service dates are dependent on the timing of construction completion, among other things.
(b)The Huck Finn Solar Project is expected to support Ameren Missouri’s compliance with the state of Missouri’s renewable energy standard. Investments in the project are eligible for recovery under the RESRAM.
(c)Ameren Missouri acquired the Cass County, Boomtown, and Huck Finn solar projects in June 2024, September 2024, and October 2024, respectively. These three acquisitions collectively represent a purchase price of approximately $0.9 billion.
(d)The Boomtown and Cass County solar projects are expected to support Ameren Missouri’s transition to renewable energy generation and serve customers under the Renewable Solutions Program.
(e)The development-transfer agreement included solar panels, project design, land rights, and engineering, procurement, and construction agreements. Ameren Missouri took over construction management of the project when it was acquired in June 2024.
(f)These projects collectively represent approximately $1.7 billion of expected capital expenditures.
(g)These solar projects are expected to support Ameren Missouri’s transition to renewable energy generation.
(h)For additional information see Castle Bluff Natural Gas Project CCN and Post-Construction Cost Deferral below.
Castle Bluff Natural Gas Project CCN and Post-Construction Cost Deferral
In October 2024, the MoPSC issued an order approving a nonunanimous stipulation and agreement filed by Ameren Missouri, the MoPSC staff, and other intervenors requesting a CCN for the Castle Bluff Natural Gas Project. The order also includes the use of a post-construction cost deferral related to the Castle Bluff Natural Gas Project, which allows Ameren Missouri to defer and recover depreciation expense, financing costs, and applicable income taxes incurred from the date the project is placed in service to the date when project costs are reflected in updated base rates as a result of a regulatory rate review. The period of deferral would be limited to the earlier of the time the project costs are reflected in base rates or six months.
Securitization of Rush Island Energy Center Costs
In June 2024, the MoPSC issued a financing order authorizing the issuance of securitized utility tariff bonds by a wholly owned, special purpose subsidiary of Ameren Missouri to finance approximately $470 million of costs related to the planned accelerated retirement of the Rush Island Energy Center, which includes the expected remaining unrecovered net plant balance associated with the facility, among other costs. Ameren Missouri will collect the amounts necessary to repay the bonds over approximately 15 years from the date of bond issuance. The financing order also includes a determination that the decision to retire the Rush Island Energy Center was reasonable and prudent. The MoPSC did not make a determination regarding the prudency of Ameren Missouri's prior actions that resulted in the adverse ruling in the NSR and Clean Air Act litigation discussed in Note 9 – Commitments and Contingencies. However, claims regarding such actions could be considered in future regulatory proceedings. If future regulatory proceedings result in revenue reductions based on Ameren Missouri’s prior actions that resulted in the adverse ruling in the NSR and Clean Air Act litigation, it could have a material adverse effect on the results of operations, financial position, and liquidity of Ameren and Ameren Missouri. In September 2024, the financing order became final and unappealable.
MEEIA
In January 2024, Ameren Missouri filed a proposed customer energy-efficiency plan with the MoPSC under the MEEIA. In October 2024, Ameren Missouri, the MoOPC, and other intervenors filed a nonunanimous stipulation and agreement with the MoPSC for a three-year plan, which includes a portfolio of customer energy-efficiency and demand response programs, along with the continued use of the MEEIA rider, which allows Ameren Missouri to collect from customers its actual MEEIA program costs and related lost electric revenues. If the agreement is approved, Ameren Missouri intends to invest $51 million annually in 2025 and 2026 and $22 million in 2027 in the proposed customer energy-efficiency and demand response programs. In addition, the agreement requested performance incentives applicable to each plan year to earn revenues by achieving certain spending and demand response goals. If 100% of the goals are achieved in 2025, 2026, and 2027, Ameren Missouri would earn performance incentive revenues of $5 million, $5 million, and $2 million, respectively. Ameren Missouri expects a decision by the MoPSC in the fourth quarter of 2024, but cannot predict the ultimate outcome of this regulatory proceeding.
MISO Long-Range Transmission Projects CCN
In July 2022, the MISO approved the first tranche of projects related to a preliminary long-range transmission planning roadmap of projects through 2039. A portion of these projects were assigned or awarded via a competitive bid process to various utilities, including Ameren. In July 2024, ATXI filed a request for a CCN, among other things, with the MoPSC related to a portion of the MISO long-range transmission projects that it expects to construct within the MoPSC’s jurisdiction. A decision by the MoPSC is expected by mid-2025.
Illinois
MYRP
In December 2023, the ICC issued an order in Ameren Illinois' MYRP proceeding approving base rates for electric distribution services for 2024 through 2027 and rejecting Ameren Illinois' Grid Plan, which was addressed as part of the MYRP proceeding. Rate changes consistent with the December 2023 order became effective in January 2024 and remained effective through late June 2024, when new rates became effective pursuant to the June 2024 ICC rehearing order discussed below. The December 2023 order adopted an alternative methodology to establish a rate base and revenue requirements for the years 2024 through 2027 using Ameren Illinois’ previously approved 2022 year-end rate base. In January 2024, the ICC partially denied a rehearing requested by Ameren Illinois to revise the allowed ROE in the December 2023 order and granted Ameren Illinois’ rehearing request to reconsider the rate base for each year of the MYRP and to include a base level of investments to maintain grid reliability in each year of the MYRP. In June 2024, the ICC issued an order on Ameren Illinois’ rehearing request, which revised the rate bases for Ameren Illinois’ MYRP test years to include investments for 2023 through 2027, among other things. New rates became effective in late June 2024. For additional information on the ICC’s June 2024 rehearing order, see the table below. In July 2024, Ameren Illinois filed a request for rehearing of the ICC’s June 2024 rehearing order to include an asset associated with other postretirement benefits in the rate base. Subsequently, in August 2024, the ICC denied the rehearing request. Also, in January 2024, Ameren Illinois filed an appeal of the December 2023 ICC order, including the 8.72% ROE, and subsequently updated the appeal filing in September 2024 to include the June 2024 rehearing order regarding the inclusion of an asset associated with other postretirement benefits in the rate base to the Illinois Appellate Court for the Fifth Judicial District. The court is under no deadline to address the appeal.
In September 2024, Ameren Illinois filed an update to its revised Grid Plan and revised MYRP to update the requested revenue requirements for 2024 through 2027. Related to this MYRP filing, the ICC staff submitted its recommendation, and the administrative law judges issued a proposed order in August 2024 and October 2024, respectively, each recommending ICC approval of the Grid Plan and MYRP, with various adjustments as outlined in the table below. An ICC decision on the revised Grid Plan and updated revenue requirements is expected in December 2024 with rates effective in January 2025.

The following table presents the approved revenue requirements and average annual rate base in the ICC’s June 2024 rehearing order, as well as the proposed revenue requirements and average annual rate base in Ameren Illinois’ September 2024 revised MYRP, the ICC staff’s August 2024 revised MYRP recommendation, and the October 2024 administrative law judges’ proposed order:

Year	Revenue Requirement (in millions)	Average Annual Rate Base (in billions)
ICC’s June 2024 Rehearing Order(a):
2024	$1,196	$4.0
2025	$1,282	$4.3
2026	$1,350	$4.5
2027	$1,397	$4.7
Ameren Illinois’ September 2024 Revised MYRP(a):
2024	$1,215	$4.3
2025	$1,299	$4.5
2026	$1,385	$4.8
2027	$1,444	$5.0
ICC Staff’s August 2024 Revised MYRP(a):
2024	$1,206	$4.2
2025	$1,288	$4.4
2026	$1,369	$4.6
2027	$1,424	$4.8
Administrative Law Judges’ October 2024 Proposed Order(a):
2024	$1,206	$4.2
2025	$1,287	$4.4
2026	$1,370	$4.6
2027	$1,427	$4.9
(a)Based on an allowed ROE of 8.72% and a capital structure composed of 50% common equity. The ROE is under appeal, as discussed above.
Using the 2023 revenue requirement as a starting point, the approved revenue requirements in the ICC’s June 2024 rehearing order represent a cumulative four-year increase of $285 million compared to a cumulative increase of $332 million in Ameren Illinois’ September 2024 revised MYRP, a cumulative increase of $311 million in the ICC staff’s August 2024 revised MYRP recommendation, and a cumulative increase of $315 million in the administrative law judges’ October 2024 proposed order.
Ameren Illinois cannot predict the ultimate outcome of the appeal to the Illinois Appellate Court for the Fifth Judicial District, its revised Grid Plan filing, or its request to update the associated MYRP revenue requirements for 2024 through 2027.
2023 Electric Distribution Revenue Requirement Reconciliation Adjustment Request
In April 2024, Ameren Illinois filed for a reconciliation adjustment to its 2023 electric distribution service revenue requirement with the ICC. In July 2024, Ameren Illinois filed a revised reconciliation adjustment, requesting recovery of $158 million. The reconciliation adjustment reflects a capital structure composed of 50% common equity and Ameren Illinois’ actual 2023 recoverable costs and year-end rate base. In August 2024, the ICC staff submitted its calculation of the reconciliation adjustment, recommending approval of Ameren Illinois’ request. An ICC decision in this proceeding is required by December 2024, and any approved adjustment would be collected from customers in 2025. This is the final revenue requirement reconciliation under the IEIMA formula framework.
Electric Customer Energy-Efficiency Investments
In May 2024, Ameren Illinois filed its annual electric energy-efficiency formula rate update to increase its rates by $26 million with the ICC. In September 2024, the ICC staff filed a recommendation supporting Ameren Illinois’ requested increase. An ICC decision in this proceeding is required by December 2024, with new rates effective January 2025.
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
QIP Reconciliation Hearing
In March 2021, Ameren Illinois filed a request with the ICC to initiate a reconciliation proceeding to determine the accuracy and prudence of natural gas capital investments recovered under the QIP rider during 2020. In September 2024, the Illinois Attorney General’s office challenged the recovery of capital investments that were made during 2020, alleging that the ICC should disallow approximately $30 million in natural gas capital investments as improper and imprudent, and resulting in a potential over-recovery of approximately $1 million by Ameren Illinois in 2020. In October 2023, and again in September 2024, the ICC staff filed testimony that supports the prudence and reasonableness of the capital investments made during 2020. Ameren Illinois’ 2020 QIP rate recovery request under review by the ICC was within the rate increase limitations allowed by law. The ICC is under no deadline to issue an order in this proceeding. Ameren Illinois cannot predict the ultimate outcome of this regulatory proceeding.
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
Federal
FERC Complaint Cases
Since November 2013, the allowed base ROE for FERC-regulated transmission rate base under the MISO tariff has been subject to customer complaint cases and has been changed by various FERC orders. In May 2020, the FERC issued an order, which set the allowed base ROE to 10.02% and required refunds, with interest, for the periods from November 2013 to February 2015 and from late September 2016 forward. Ameren and Ameren Illinois paid these refunds, including interest, by March 31, 2022. In June and July 2020, Ameren Missouri, Ameren Illinois, and ATXI, as well as various customers, petitioned the United States Court of Appeals for the District of Columbia Circuit for review of the May 2020 order, challenging certain aspects of the new ROE methodology established. The petition filed by Ameren Missouri, Ameren Illinois, and ATXI challenged the refunds required for the period from September 2016 to May 2020. In August 2022, the court issued a ruling that granted the customers’ petition for review, vacated the FERC’s previous MISO ROE-determining orders, and remanded the proceedings to the FERC. The court elected not to rule on the issues raised by Ameren Missouri, Ameren Illinois, and ATXI. In October 2024, the FERC issued an order, which decreased the allowed base ROE from 10.02% to 9.98% and required refunds, with interest, for the same periods covered by the May 2020 order.
As a result of the October 2024 order, Ameren and Ameren Illinois recognized reductions to "Operating Revenues – Electric" on their statements of income of $10 million and $7 million, respectively, and recognized expense of $2 million and $1 million, respectively, in “Interest charges” on their statements of income during the third quarter of 2024. As of September 30, 2024, Ameren and Ameren Illinois had recorded liabilities in "Current regulatory liabilities" on their balance sheets of $12 million and $8 million, respectively, to reflect the expected refunds, including interest, associated with the allowed base ROE set by the October 2024 order. The decrease in the FERC-allowed base ROE resulting from the October 2024 order is not material to Ameren Missouri’s results of operations, financial position, or liquidity.
NOTE 3 – SHORT-TERM DEBT AND LIQUIDITY
The liquidity needs of the Ameren Companies are supported through the use of available cash, drawings under committed credit agreements, commercial paper issuances, and, in the case of Ameren Missouri and Ameren Illinois, short-term affiliate borrowings. See Note 4 – Short-term Debt and Liquidity under Part II, Item 8, of the Form 10-K for a description of our indebtedness provisions and other covenants as well as a description of money pool agreements.

Short-term Borrowings
The Missouri Credit Agreement and the Illinois Credit Agreement are available to support issuances under Ameren (parent)’s, Ameren Missouri’s, and Ameren Illinois’ commercial paper programs, respectively, subject to borrowing sublimits, and the issuance of letters of credit. As of September 30, 2024, based on commercial paper outstanding and letters of credit issued under the Credit Agreements, along with cash and cash equivalents, the net liquidity available to Ameren (parent), Ameren Missouri, and Ameren Illinois, collectively, was $1.1 billion. The Ameren Companies were in compliance with the covenants in their Credit Agreements as of September 30, 2024. As of September 30, 2024, the ratios of consolidated indebtedness to consolidated total capitalization, calculated in accordance with the provisions of the Credit Agreements, were 61%, 49%, and 45% for Ameren, Ameren Missouri, and Ameren Illinois, respectively.
The following table presents commercial paper outstanding, net of issuance discounts, as of September 30, 2024, and December 31, 2023. There were no borrowings outstanding under the Credit Agreements as of September 30, 2024, or December 31, 2023.

	September 30, 2024	December 31, 2023
Ameren (parent)	$946	$—
Ameren Missouri	576	170
Ameren Illinois	17	366
Ameren consolidated	$1,539	$536
The following table summarizes the activity and relevant interest rates for Ameren (parent)’s, Ameren Missouri’s, and Ameren Illinois’ commercial paper issuances under the Credit Agreements for the nine months ended September 30, 2024 and 2023:

	Ameren (parent)	Ameren Missouri	Ameren Illinois	Ameren Consolidated
2024
Average daily amount outstanding	$177	$187	$256	$620
Weighted-average interest rate	5.46%	5.52%	5.57%	5.53%
Peak amount outstanding during period(a)	$948	$576	$694	$1,542
Peak interest rate	5.60%	5.68%	5.68%	5.68%
2023
Average daily amount outstanding	$687	$306	$181	$1,174
Weighted-average interest rate	5.29%	5.15%	5.15%	5.24%
Peak amount outstanding during period(a)	$1,127	$592	$450	$1,381
Peak interest rate	5.60%	5.60%	5.60%	5.60%
(a)The timing of peak outstanding commercial paper issuances under the Credit Agreements varies by company. Therefore, the sum of individual company peak amounts may not equal the Ameren consolidated peak amount for the period.
Money Pools
Ameren has money pool agreements with and among its subsidiaries to coordinate and provide for certain short-term cash and working capital requirements. The average interest rate for borrowings under the utility money pool for the three and nine months ended September 30, 2024, was 5.29% and 5.37%, respectively (2023 – 5.50% and 5.20%, respectively). See Note 8 – Related-party Transactions for the amount of interest income and expense from the utility money pool agreements recorded by Ameren Missouri and Ameren Illinois for the three and nine months ended September 30, 2024 and 2023.
NOTE 4 – LONG-TERM DEBT AND EQUITY FINANCINGS
Ameren
For the three and nine months ended September 30, 2024, Ameren issued a total of 0.1 million and 0.4 million shares of common stock, under its DRPlus and 401(k) plan, and received proceeds of $2 million and $23 million, respectively. As of September 30, 2024, Ameren had a receivable of $7 million related to issuances of common stock under its DRPlus. In addition, in the first quarter of 2024, Ameren issued 0.2 million shares of common stock valued at $16 million upon the settlement of stock-based compensation awards.
There were no shares issued under the ATM program for the three and nine months ended September 30, 2024. As of September 30, 2024, Ameren had approximately $615 million of common stock available for sale under the ATM program, which takes into account the forward sale agreements in effect as of September 30, 2024, discussed below.

The forward sale agreements outstanding as of September 30, 2024, can be settled at Ameren’s discretion on or prior to dates ranging from January 14, 2025 to February 10, 2026. On a settlement date or dates, if Ameren elects to physically settle a forward sale agreement, Ameren will issue shares of common stock to the counterparties at the then-applicable forward sale price. The initial forward sale price for the agreements ranged from $76.69 to $89.31, with an average initial forward sale price of $80.96. Each initial forward sale price is subject to adjustment based on a floating interest rate factor equal to the overnight bank funding rate less a spread of 75 basis points, and will be subject to decrease on certain dates specified in the forward sale agreements by specified amounts related to expected dividends on shares of the common stock during the term of the forward sale agreements. If the overnight bank funding rate is less than the spread on any day, the interest rate factor will result in a reduction of the forward sale price. The forward sale agreements will be physically settled unless Ameren elects to settle in cash or to net share settle. At September 30, 2024, Ameren could have settled the forward sale agreements with physical delivery of 4.7 million shares of common stock to the respective counterparties in exchange for cash of $386 million. Alternatively, the forward sale agreements could have also been settled at September 30, 2024, with delivery of approximately $29 million of cash or approximately 0.3 million shares of common stock to the counterparties. In connection with the forward sale agreements outstanding at September 30, 2024, the various counterparties, or their affiliates, borrowed from third parties and sold 4.7 million shares of common stock. The gross sales price of these shares totaled $388 million. Ameren has not received any proceeds from such sales of borrowed shares. The forward sale agreements have been classified as equity transactions.
In September 2024, $450 million principal amount of Ameren (parent)’s 2.50% senior unsecured notes matured and was repaid with commercial paper borrowings.
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
In April 2024, $350 million principal amount of Ameren Missouri’s 3.50% senior secured notes matured and was repaid with cash on hand.
In October 2024, Ameren Missouri issued $450 million of 5.125% first mortgage bonds due March 2055, with interest payable semiannually on March 15 and September 15 of each year, beginning March 15, 2025. Net proceeds from this issuance were used for capital expenditures and to repay short-term debt.
Ameren Missouri received capital contributions totaling $350 million from Ameren (parent) during the nine months ended September 30, 2024.
Ameren Illinois
In June 2024, Ameren Illinois issued $625 million of 5.55% first mortgage bonds due July 2054, with interest payable semiannually on January 1 and July 1 of each year, beginning January 1, 2025. Net proceeds from this issuance were used to repay short-term debt.
ATXI
In August 2024, ATXI issued $70 million of 5.17% senior unsecured notes due September 2039 and $70 million of 5.42% senior unsecured notes due September 2053, pursuant to an August 2024 note purchase agreement. Both series of senior unsecured notes have interest payable semiannually on March 1 and September 1 of each year, beginning March 1, 2025, and were issued through a private placement offering exempt from registration under the Securities Act of 1933, as amended. Net proceeds from these issuances were used to repay a $49 million principal payment of ATXI’s 3.43% senior unsecured notes at maturity and to repay short-term debt.
Indenture Provisions and Other Covenants
See Note 5 – Long-term Debt and Equity Financings under Part II, Item 8, of the Form 10-K for a description of our indenture provisions and other covenants, as well as restrictions on the payment of dividends. At September 30, 2024, the Ameren Companies were in compliance with the provisions and covenants contained in their indentures and articles of incorporation, as applicable, and ATXI was in compliance with the provisions and covenants contained in its note purchase agreements.

Off-balance-sheet Arrangements
At September 30, 2024, none of the Ameren Companies had any material off-balance-sheet financing arrangements, other than their investment in variable interest entities and the multiple forward sale agreements under the ATM program relating to common stock. See Note 1 – Summary of Significant Accounting Policies for further detail concerning variable interest entities.
NOTE 5 – OTHER INCOME, NET
The following table presents the components of “Other Income, Net” in the Ameren Companies’ statements of income for the three and nine months ended September 30, 2024 and 2023:

	Three Months		Nine Months
	2024	2023	2024	2023
Ameren:
Allowance for equity funds used during construction	$23	$16	$48	$39
Interest income on industrial development revenue bonds	—	—	—	1
Other interest income	8	6	29	23
Non-service cost components of net periodic benefit income(a)	76	84	228	211
Miscellaneous income	—	1	6	4
Earnings (losses) related to equity method investments	(2)	—	(1)	2
Donations	(1)	(1)	(5)	(5)
Miscellaneous expense	(3)	(5)	(12)	(14)
Total Other Income, Net	$101	$101	$293	$261
Ameren Missouri:
Allowance for equity funds used during construction	$15	$8	$38	$20
Interest income on industrial development revenue bonds	—	—	—	1
Other interest income	2	3	7	8
Non-service cost components of net periodic benefit income(a)	35	34	104	62
Miscellaneous income	1	1	3	3
Donations	—	—	(2)	(2)
Miscellaneous expense	(2)	(2)	(6)	(7)
Total Other Income, Net	$51	$44	$144	$85
Ameren Illinois:
Allowance for equity funds used during construction	$8	$5	$10	$15
Other interest income	7	4	22	14
Non-service cost components of net periodic benefit income	25	31	78	93
Miscellaneous income	—	—	3	2
Donations	—	(1)	(2)	(3)
Miscellaneous expense	(3)	(2)	(6)	(6)
Total Other Income, Net	$37	$37	$105	$115
(a)For the three and nine months ended September 30, 2024, the non-service cost components of net periodic benefit income were adjusted by amounts deferred of $(11) million and $(31) million, respectively, due to a regulatory tracking mechanism for the difference between the level of such costs incurred by Ameren Missouri under GAAP and the level of such costs included in rates. The deferral was $(2) million and $32 million, respectively, for the three and nine months ended September 30, 2023. See Note 11 – Retirement Benefits for additional information.
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
If we determine that a contract meets the definition of a derivative and is not eligible for the NPNS exception, we review the contract to determine whether the resulting gains or losses qualify for regulatory deferral. Derivative contracts that qualify for regulatory deferral are recorded at fair value, with changes in fair value recorded as regulatory assets or liabilities in the period in which the change occurs. We believe derivative losses and gains deferred as regulatory assets and liabilities are probable of recovery, or refund, through future rates charged to customers. Regulatory assets and liabilities are amortized to operating income as related losses and gains are reflected in rates charged to customers. Therefore, gains and losses on these derivatives have no effect on operating income. As of September 30, 2024, and December 31, 2023, all contracts that met the definition of a derivative and were not eligible for the NPNS exception received regulatory deferral. The cash flows from our derivative financial instruments follow the cash flow classification of the hedged item.
The following table presents open gross commodity contract volumes by commodity type for derivative assets and liabilities as of September 30, 2024, and December 31, 2023. As of September 30, 2024, these contracts extended through October 2028, October 2029 and May 2032 for fuel oils, natural gas and power, respectively.

	Quantity (in millions, except as indicated)
	September 30, 2024			December 31, 2023
Commodity	Ameren Missouri	Ameren Illinois	Ameren	Ameren Missouri	Ameren Illinois	Ameren
Fuel oils (in gallons)	25	—	25	17	—	17
Natural gas (in mmbtu)	49	204	253	53	218	271
Power (in MWhs)	—	5	5	—	5	5
Uranium (pounds in thousands)	—	—	—	186	—	186
The following table presents the carrying value and balance sheet location of all derivative commodity contracts, none of which were designated as hedging instruments, as of September 30, 2024, and December 31, 2023:

		September 30, 2024			December 31, 2023
	Balance Sheet Location	Ameren Missouri	Ameren Illinois	Ameren	Ameren Missouri	Ameren Illinois	Ameren
Fuel oils	Other current assets	$—	$—	$—	$2	$—	$2
Natural gas	Other current assets	1	2	3	—	—	—
	Other assets	2	1	3	3	3	6
Power	Other current assets	10	—	10	5	—	5
Uranium	Other current assets	—	—	—	9	—	9
	Total assets	$13	$3	$16	$19	$3	$22
Fuel oils	Other current liabilities	$3	$—	$3	$1	$—	$1
	Other deferred credits and liabilities	2	—	2	1	—	1
Natural gas	Other current liabilities	7	28	35	12	45	57
	Other deferred credits and liabilities	9	29	38	10	30	40
Power	Other current liabilities	—	11	11	1	12	13
	Other deferred credits and liabilities	—	67	67	—	56	56
	Total liabilities	$21	$135	$156	$25	$143	$168
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

The following table provides the recognized gross derivative balances and the net amounts of those derivatives subject to an enforceable master netting arrangement or similar agreement as of September 30, 2024, and December 31, 2023:

		Gross Amounts Not Offset in the Balance Sheet
Commodity Contracts Eligible to be Offset	Gross Amounts Recognized in the Balance Sheet	Derivative Instruments	Cash Collateral Received/Posted(a)	Net Amount
September 30, 2024
Assets:
Ameren Missouri	$13	$3	$—	$10
Ameren Illinois	3	2	—	1
Ameren	$16	$5	$—	$11
Liabilities:
Ameren Missouri	$21	$3	$—	$18
Ameren Illinois	135	2	—	133
Ameren	$156	$5	$—	$151
December 31, 2023
Assets:
Ameren Missouri	$19	$6	$—	$13
Ameren Illinois	3	1	—	2
Ameren	$22	$7	$—	$15
Liabilities:
Ameren Missouri	$25	$6	$—	$19
Ameren Illinois	143	1	6	136
Ameren	$168	$7	$6	$155
(a)Cash collateral received reduces gross asset balances and is included in “Other current liabilities” and “Other deferred credits and liabilities” on the balance sheet. Cash collateral posted reduces gross liability balances and is included in “Other current assets” and “Other assets” on the balance sheet.
Credit Risk
In determining our concentrations of credit risk related to derivative instruments, we review our individual counterparties and categorize each counterparty into groupings according to the primary business in which each engages. As of September 30, 2024, if counterparty groups were to fail completely to perform on contracts, the Ameren Companies’ maximum exposure related to derivative assets, predominantly from financial institutions, would have been immaterial with or without consideration of the application of master netting arrangements or similar agreements and collateral held.
Certain of our derivative instruments contain collateral provisions tied to the Ameren Companies’ credit ratings. If our credit ratings were downgraded below investment grade, or if a counterparty with reasonable grounds for uncertainty regarding our ability to satisfy an obligation requested adequate assurance of performance, additional collateral postings might be required. The additional collateral required is the net liability position allowed under master netting arrangements or similar agreements, assuming (1) the credit risk-related contingent features underlying these arrangements were triggered and (2) those counterparties with rights to do so requested collateral. The following table presents, as of September 30, 2024, the aggregate fair value of all derivative instruments with credit risk-related contingent features in a gross liability position, the cash collateral posted, and the aggregate amount of additional collateral that counterparties could require:

	Aggregate Fair Value of Derivative Liabilities(a)	Cash Collateral Posted	Potential Aggregate Amount of Additional Collateral Required(b)
Ameren Missouri	$21	$—	$18
Ameren Illinois	57	—	55
Ameren	$78	$—	$73
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

We consider nonperformance risk in our valuation of derivative instruments by analyzing our own credit standing and the credit standing of our counterparties, and by considering any credit enhancements (e.g., collateral). Included in our valuation, and based on current market conditions, is a valuation adjustment for counterparty default derived from market data such as the price of credit default swaps, bond yields, and credit ratings. No material gains or losses related to valuation adjustments for counterparty default risk were recorded at Ameren, Ameren Missouri, or Ameren Illinois in the three and nine months ended September 30, 2024 or 2023. At September 30, 2024, and December 31, 2023, the counterparty default risk valuation adjustment related to derivative contracts was immaterial for Ameren, Ameren Missouri, and Ameren Illinois.
The following table sets forth, by level within the fair value hierarchy, our assets and liabilities measured at fair value on a recurring basis as of September 30, 2024, and December 31, 2023:

	September 30, 2024					December 31, 2023
	Level 1	Level 2	Level 3	Total		Level 1	Level 2	Level 3	Total
Assets:
Ameren Missouri
Derivative assets – commodity contracts:
Fuel oils	$—	$—	$—	$—		$2	$—	$—	$2
Natural gas	—	3	—	3		—	3	—	3
Power	—	—	10	10		—	—	5	5
Uranium	—	—	—	—		—	—	9	9
Total derivative assets – commodity contracts	$—	$3	$10	$13		$2	$3	$14	$19
Nuclear decommissioning trust fund:
Equity securities:
U.S. large capitalization	$888	$—	$—	$888		$787	$—	$—	$787
Debt securities:
U.S. Treasury and agency securities	—	212	—	212		—	150	—	150
Corporate bonds	—	147	—	147		—	136	—	136
Other	—	78	—	78		—	68	—	68
Total nuclear decommissioning trust fund	$888	$437	$—	$1,325	(a)	$787	$354	$—	$1,141	(a)
Total Ameren Missouri	$888	$440	$10	$1,338		$789	$357	$14	$1,160
Ameren Illinois
Derivative assets – commodity contracts:
Natural gas	$1	$1	$1	$3		$—	$1	$2	$3
Total Ameren Illinois	$1	$1	$1	$3		$—	$1	$2	$3
Ameren
Derivative assets – commodity contracts(b)	$1	$4	$11	$16		$2	$4	$16	$22
Nuclear decommissioning trust fund(c)	888	437	—	1,325	(a)	787	354	—	1,141	(a)
Total Ameren	$889	$441	$11	$1,341		$789	$358	$16	$1,163
Liabilities:
Ameren Missouri
Derivative liabilities – commodity contracts:
Fuel oils	$4	$—	$1	$5		$2	$—	$—	$2
Natural gas	—	15	1	16		—	19	3	22
Power	—	—	—	—		—	—	1	1
Total Ameren Missouri	$4	$15	$2	$21		$2	$19	$4	$25
Ameren Illinois
Derivative liabilities – commodity contracts:
Natural gas	$3	$48	$6	$57		$4	$60	$11	$75
Power	—	—	78	78		—	—	68	68
Total Ameren Illinois	$3	$48	$84	$135		$4	$60	$79	$143
Ameren
Derivative liabilities – commodity contracts(b)	$7	$63	$86	$156		$6	$79	$83	$168
(a)Balance excludes $8 million and $9 million of cash and cash equivalents, receivables, payables, and accrued income, net, for September 30, 2024, and December 31, 2023, respectively.
(b)See the Ameren Missouri and Ameren Illinois sections of the table for a breakout of the fair value of Ameren’s derivative assets and liabilities by type of commodity.
(c)See the Ameren Missouri section of the table for a breakout of the fair value of Ameren’s nuclear decommissioning trust fund by investment type.

Level 3 fuel oils, natural gas, and uranium derivative contract assets and liabilities measured at fair value on a recurring basis were immaterial for all periods presented. The following table presents the fair value reconciliation of Level 3 power derivative contract assets and liabilities measured at fair value on a recurring basis for the three and nine months ended September 30, 2024 and 2023:

	2024			2023
	Ameren Missouri	Ameren Illinois	Ameren	Ameren Missouri	Ameren Illinois	Ameren
For the three months ended September 30:
Beginning balance at July 1	$14	$(61)	$(47)	$14	$(68)	$(54)
Realized and unrealized gains/(losses) included in regulatory assets/liabilities	(1)	(21)	(22)	(5)	1	(4)
Settlements	(3)	4	1	(3)	3	—
Ending balance at September 30	$10	$(78)	$(68)	$6	$(64)	$(58)
Change in unrealized gains/(losses) related to assets/liabilities held at September 30	$(1)	$(19)	$(20)	$(5)	$1	$(4)
For the nine months ended September 30:
Beginning balance at January 1	$4	$(68)	$(64)	$12	$(33)	$(21)
Realized and unrealized gains/(losses) included in regulatory assets/liabilities	13	(23)	(10)	3	(40)	(37)
Settlements	(7)	13	6	(9)	9	—
Ending balance at September 30	$10	$(78)	$(68)	$6	$(64)	$(58)
Change in unrealized gains/(losses) related to assets/liabilities held at September 30	$10	$(18)	$(8)	$6	$(31)	$(25)
All gains or losses related to our Level 3 derivative commodity contracts are expected to be recovered or returned through customer rates; therefore, there is no impact to either net income or other comprehensive income resulting from changes in the fair value of these instruments.
The following table describes the valuation techniques and significant unobservable inputs utilized for the fair value of our Level 3 power derivative contract assets and liabilities as of September 30, 2024, and December 31, 2023:

		Fair Value					Weighted Average(b)
	Commodity	Assets	Liabilities	Valuation Technique(s)	Unobservable Input(a)	Range
2024	Power(c)	$10	$(78)	Discounted cash flow	Average forward peak and off-peak pricing – forwards/swaps ($/MWh)	31 – 59	40
					Nodal basis ($/MWh)	(8) – 1	(5)
2023	Power(c)	$5	$(69)	Discounted cash flow	Average forward peak and off-peak pricing – forwards/swaps ($/MWh)	31 – 65	43
					Nodal basis ($/MWh)	(8) – (1)	(5)
(a)Generally, significant increases (decreases) in these inputs in isolation would result in a significantly higher (lower) fair value measurement.
(b)Unobservable inputs were weighted by relative fair value.
(c)Valuations use visible forward prices adjusted for nodal-to-hub basis differentials.
The following table sets forth the carrying amount and, by level within the fair value hierarchy, the fair value of long-term debt (including current portion) disclosed, but not recorded, at fair value as of September 30, 2024, and December 31, 2023:

Long-Term Debt (Including Current Portion):	Carrying Amount(a)	Fair Value
		Level 2	Level 3		Total
	September 30, 2024
Ameren	$16,722	$15,303	$570	(b)	$15,873
Ameren Missouri	6,830	6,409	—		6,409
Ameren Illinois	5,852	5,560	—		5,560
	December 31, 2023
Ameren	$15,970	$14,366	$467	(b)	$14,833
Ameren Missouri	6,341	5,800	—		5,800
Ameren Illinois	5,232	4,867	—		4,867
(a)Included unamortized debt issuance costs, which were excluded from the fair value measurement, of $123 million, $53 million, and $52 million for Ameren, Ameren Missouri, and Ameren Illinois, respectively, as of September 30, 2024. Included unamortized debt issuance costs, which were excluded from the fair value measurement, of $111 million, $45 million, and $47 million for Ameren, Ameren Missouri, and Ameren Illinois, respectively, as of December 31, 2023.
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
Support Services Agreements
Ameren Missouri and Ameren Illinois had long-term receivables included in “Other assets” from Ameren Services of $19 million and $22 million, respectively, as of September 30, 2024, and $31 million and $34 million, respectively, as of December 31, 2023, related to Ameren Services’ allocated portion of Ameren’s pension and postretirement benefit plans.
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
Tax Allocation Agreement
See Note 1 – Summary of Significant Accounting Policies under Part II, Item 8, of the Form 10-K for a discussion of the tax allocation agreement. The following table presents the affiliate balances related to income taxes for Ameren Missouri and Ameren Illinois as of September 30, 2024, and December 31, 2023:

	September 30, 2024		December 31, 2023
	Ameren Missouri	Ameren Illinois	Ameren Missouri	Ameren Illinois
Income taxes payable to parent(a)	$20	$105	$—	$2
Income taxes receivable from parent(b)	—	—	56	22
(a)Included in “Accounts payable – affiliates” on the balance sheet.
(b)Included in “Accounts receivable – affiliates” on the balance sheet.

Effects of Related-party Transactions on the Statement of Income
The following table presents the impact on Ameren Missouri and Ameren Illinois of related-party transactions for the three and nine months ended September 30, 2024 and 2023:

				Three Months				Nine Months
Agreement	Income Statement Line Item			Ameren Missouri		Ameren Illinois		Ameren Missouri		Ameren Illinois
Ameren Missouri power supply	Operating Revenues	2024	$	(b)	$	(a)	$	(b)	$	(a)
agreements with Ameren Illinois		2023		2		(a)		2		(a)
Ameren Missouri and Ameren Illinois	Operating Revenues	2024		$8	$	(b)		$23	$	(b)
rent and facility services		2023		7		(b)		25		(b)
Ameren Missouri and Ameren Illinois miscellaneous	Operating Revenues	2024		$1	$	(b)		$2		$1
support services		2023		(b)		2		(b)		2
Total Operating Revenues		2024		$9	$	(b)		$25		$1
		2023		9		2		27		2
Ameren Illinois power supply	Purchased Power	2024	$	(a)	$	(b)	$	(a)	$	(b)
agreements with Ameren Missouri		2023		(a)		2		(a)		2
Ameren Missouri and Ameren Illinois	Purchased Power	2024		$3		$1		$7		$2
transmission services from ATXI		2023		(b)		1		1		1
Total Purchased Power		2024		$3		$1		$7		$2
		2023		(b)		3		1		3
Ameren Missouri and Ameren Illinois	Other Operations and Maintenance	2024	$	(b)	$	(b)	$	(b)	$	(b)
rent and facility services		2023		(b)		(b)		(b)		2
Ameren Services support services	Other Operations and Maintenance	2024		$41		$38		$122		$115
agreement		2023		36		33		106		101
Total Other Operations and		2024		$41		$38		$122		$115
Maintenance		2023		36		33		106		103
Money pool interest	(Interest Charges)/Other Income, Net	2024	$	(b)	$	(b)		$(3)		$(2)
		2023		(b)		(b)		(b)		(b)
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
Additionally, Ameren Missouri’s wind generation facilities may be subject to operating restrictions to limit the impact on protected species. Since 2021, Ameren Missouri’s High Prairie Renewable Energy Center curtailed nighttime operations from April through October to limit impacts on protected species during the critical biological season. The extent and duration of future curtailments are currently unknown as assessment of mitigation technologies is ongoing. Ameren Missouri does not anticipate these operating curtailments will have a material impact on its results of operations, financial position, or liquidity.
Ameren and Ameren Missouri estimate that they will need to make capital expenditures of $90 million to $120 million from 2024 through 2028 to comply with environmental regulations. These estimates exclude capital expenditures that may be necessary to comply with regulations issued by the EPA in 2024 relating to CO2 emissions, MATS, effluent limitations guidelines, and CCR, which Ameren and Ameren Missouri are assessing and are discussed below. Additional capital expenditures for environmental controls beyond 2028 could be required. This estimate of capital expenditures includes surface impoundment closure and corrective action measures required by the 2015 CCR Rule and modifications to cooling water intake structures at existing power plants under Clean Water Act rules in place prior to 2024, all of which are discussed below. In addition to planned retirements of coal-fired energy centers identified in the 2023 IRP filed with the MoPSC in September 2023 and as noted below with respect to the NSR and Clean Air Act litigation and Illinois emissions standards discussed in Note 14 – Commitments and Contingencies under Part II, Item 8, of the Form 10-K, Ameren Missouri’s current plan for compliance with existing air emission regulations includes burning low-sulfur coal and installing new or optimizing existing air pollution control equipment. The actual amount of capital expenditures required to comply with existing environmental regulations may vary substantially from the above estimates because of uncertainty as to future permitting requirements by state regulators and the EPA, revisions to regulatory obligations, and varying cost of potential compliance strategies, among other things.
The following sections describe the significant environmental statutes and regulations and environmental enforcement and remediation matters that affect or could affect our operations. The EPA periodically amends and revises its regulations and proposes amendments to regulations and guidelines, which could ultimately result in the revision of all or part of such regulations.
Clean Air Act
Federal and state laws, including the CSAPR, regulate emissions of SO2 and NOx through the reduction of emissions at their source and the use and retirement of emission allowances. In April 2022, the EPA proposed the Good Neighbor Rule of the Clean Air Act, which includes additional NOx emission reductions from power plants in Missouri, Illinois, and other states through revisions to the CSAPR. In January 2023, the EPA issued its final disapproval of Missouri’s proposed state implementation plan for addressing the transport of ozone under the Good Neighbor Rule of the Clean Air Act. The disapproval of the state plan allows the EPA to implement revisions to the CSAPR through a federal implementation plan. In March 2023, the EPA announced federal implementation plan requirements, which were subsequently published to the Federal Register in June 2023, reducing the amount of NOx allowances available for state budgets and imposing NOx emission limits on electric generating units for Missouri, Illinois, and other states under the Good Neighbor Rule of the Clean Air Act. In April 2023, the Missouri Attorney General and Ameren Missouri separately filed lawsuits in the United States Court of Appeals for the Eighth Circuit challenging the EPA’s disapproval of the Missouri state plan and sought a stay of the EPA’s disapproval of the Missouri state plan. Both the United States Court of Appeals for the Eighth Circuit and the United States Supreme Court have granted applications to stay the EPA’s imposition of the federal implementation plan until resolution of appellate court challenges. A decision on the Good Neighbor Rule by the United States Court of Appeals for the Eighth Circuit is expected in 2025. Ameren Missouri complies with the current CSAPR requirements by minimizing emissions through the use of low-sulfur coal, operation of two scrubbers at its Sioux Energy Center, and optimization of existing NOx air pollution control equipment. Reducing the amount of state budget NOx allowances for compliance with NOx emission limits could result in additional controls being required on Ameren Missouri’s generating units and/or the reduction of operations. Any additional costs for compliance are expected to be recovered from customers, subject to MoPSC prudence review, through the FAC or higher base rates.
CO2 Emissions Standards
In June 2022, the United States Supreme Court issued its decision in West Virginia v. EPA, clarifying that there are limits on how the EPA may regulate greenhouse gases absent further direction from the United States Congress. The court concluded that the EPA’s proposed rules were designed to shift generation from fossil-fuel-fired power plants to renewable energy facilities, which was improper absent specific congressional authorization. In response to that ruling, in April 2024, the EPA issued a final rule that sets CO2 emission standards for existing coal-fired and new natural gas-fired power plants based on the emissions expected from adoption of carbon capture technology and/or natural gas co-firing for coal-fired power plants and carbon capture technology for new natural gas-fired power plants. Affected power plants are required to comply with the rule through a phased-in approach or retire. Compliance with the new rule could be required as early as 2030 for certain existing coal-fired power plants and 2032 for certain natural gas-fired power plants. In July 2024, the United States Court of Appeals for the District of Columbia Circuit denied a request for stay by various stakeholders including state attorney generals and industry groups but indicated it would establish an expedited schedule to determine the legal merits of the final rule. In October 2024, the United States Supreme Court denied motions for stay of the final rule. Ameren and Ameren Missouri are monitoring the legal challenges and assessing the impacts of the final rule and, at this time, cannot predict the impacts on their results of operations, financial position, and liquidity.
MATS
In April 2024, the EPA revised the MATS by establishing a more stringent standard for emissions of particulate matter, as well as requiring the use of continuous emissions monitoring systems. Compliance with the revised rule is required by July 2027, with a possible one-year extension if certain conditions are met. Requests for a stay of the revised rule have been denied by the United States Court of Appeals for the District of Columbia Circuit and the United States Supreme Court. Arguments regarding the legal merits of the revised rule will be considered by the United States Court of Appeals for the District of Columbia Circuit. Ameren and Ameren Missouri are monitoring the legal challenges and assessing the impacts of the revised rule and, at this time, cannot predict the impacts on their results of operations, financial position, and liquidity.
NSR and Clean Air Act Litigation
In January 2011, the United States Department of Justice, on behalf of the EPA, filed a complaint against Ameren Missouri in the United States District Court for the Eastern District of Missouri alleging that projects performed in 2007 and 2010 at the coal-fired Rush Island Energy Center violated provisions of the Clean Air Act and Missouri law. In January 2017, the district court issued a liability ruling against Ameren Missouri and, in September 2019, entered a remedy order that required Ameren Missouri to install a flue gas desulfurization system at the Rush Island Energy Center. In September 2023, the district court granted Ameren Missouri’s request to modify the remedy order to allow the early retirement of the Rush Island Energy Center in lieu of installing a flue gas desulfurization system. Ameren Missouri retired the Rush Island Energy Center on October 15, 2024. The United States Department of Justice is seeking an order from the district court providing for additional mitigation relief related to prior emissions. In November 2024, Ameren Missouri and the United States Department of Justice reached an agreement in principle, which, if approved by the district court, would resolve all outstanding claims in this case and would require Ameren Missouri to fund a program to provide electric buses and charging stations to schools in the metro St. Louis area and a program to provide air purifiers to eligible Ameren Missouri electric residential customers. These programs are estimated to cost approximately $64 million. As of September 30, 2024, Ameren and Ameren Missouri each recorded liabilities of $40 million and $24 million in “Other current liabilities” and “Other deferred credits and liabilities”, respectively, on their consolidated balance sheets and recorded charges of $15 million and $44 million in “Other operations and maintenance” on their consolidated statements of income in the first and third quarters of 2024, respectively, related to the cost of these programs.
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
CCR Management
The EPA’s 2015 CCR Rule establishes requirements for the management and disposal of CCR from coal-fired power plants and has resulted in the closure of surface impoundments at Ameren Missouri’s energy centers, with closures of surface impoundments in process at its Sioux Energy Center and retired Meramec Energy Center. Ameren Missouri plans to substantially complete the closures of remaining surface impoundments by the end of 2026. Ameren Missouri’s CCR management compliance plan includes installation of groundwater monitoring equipment and groundwater treatment facilities. In April 2024, the EPA revised the CCR Rule to impose groundwater monitoring, and corrective action, closure, and post-closure requirements on certain active and inactive CCR surface impoundments and disposal units. Ameren and Ameren Missouri have AROs of $47 million associated with CCR storage facilities recorded on their respective balance sheets as of September 30, 2024. This amount includes an immaterial incremental ARO related to the 2024 CCR Rule, which may be revised as additional site studies are performed. Ameren and Ameren Missouri are assessing the impacts of this rule revision and, at this time, cannot predict the final impacts on their results of operations, financial position, and liquidity.
Remediation
The Ameren Companies are involved in a number of remediation actions to clean up sites impacted by the use or disposal of materials containing hazardous substances. Federal and state laws can require responsible parties to fund remediation regardless of their degree of fault, the legality of original disposal, or the ownership of a disposal site.
As of September 30, 2024, Ameren Illinois has remediated the majority of the 44 former MGP sites in Illinois with an estimated remaining obligation primarily related to three of these former MGP sites at $45 million to $93 million. Ameren and Ameren Illinois recorded a liability of $45 million to represent the estimated minimum obligation for these sites, as no other amount within the range was a better estimate. Ameren cannot estimate the completion date of the estimated remaining obligation due to site accessibility, among other things.
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
NOTE 11 – RETIREMENT BENEFITS
The following table presents the components of the net periodic benefit cost (income) incurred for Ameren’s pension and postretirement benefit plans for the three and nine months ended September 30, 2024 and 2023:

	Pension Benefits				Postretirement Benefits
	Three Months		Nine Months		Three Months		Nine Months
	2024	2023	2024	2023	2024	2023	2024	2023
Service cost(a)	$22	$10	$66	$56	$3	$3	$9	$9
Non-service cost components:
Interest cost	56	55	167	166	11	11	33	34
Expected return on plan assets(b)	(82)	(84)	(246)	(251)	(23)	(22)	(69)	(68)
Amortization of(b):
Prior service benefit	—	—	—	—	(1)	(1)	(3)	(3)
Actuarial (gain)	(17)	(29)	(50)	(86)	(9)	(12)	(29)	(35)
Total non-service cost components(c)	$(43)	$(58)	$(129)	$(171)	$(22)	$(24)	$(68)	$(72)
Net periodic benefit income(d)	$(21)	$(48)	$(63)	$(115)	$(19)	$(21)	$(59)	$(63)
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
Ameren Missouri and Ameren Illinois are responsible for their respective share of Ameren’s pension and other postretirement costs. The following table presents the respective share of net periodic pension and other postretirement benefit costs (income) incurred for the three and nine months ended September 30, 2024 and 2023:

	Pension Benefits				Postretirement Benefits
	Three Months		Nine Months		Three Months		Nine Months
	2024	2023	2024	2023	2024	2023	2024	2023
Ameren Missouri(a)	$(11)	$(24)	$(33)	$(59)	$(6)	$(8)	$(20)	$(23)
Ameren Illinois	(8)	(21)	(25)	(48)	(13)	(13)	(39)	(40)
Other	(2)	(3)	(5)	(8)	—	—	—	—
Ameren(a)	$(21)	$(48)	$(63)	$(115)	$(19)	$(21)	$(59)	$(63)
(a)Does not include the impact of the tracker for the difference between the level of pension and postretirement benefit costs (income) incurred by Ameren Missouri under GAAP and the level of such costs included in rates.
NOTE 12 – INCOME TAXES
The following table presents a reconciliation of the federal statutory corporate income tax rate to the effective income tax rate for the three and nine months ended September 30, 2024 and 2023:

	Ameren		Ameren Missouri		Ameren Illinois
	2024	2023	2024	2023	2024	2023
Three Months
Federal statutory corporate income tax rate	21%	21%	21%	21%	21%	21%
Increases (decreases) from:
Amortization of excess deferred taxes(a)	(9)	(7)	(15)	(15)	(4)	(2)
Amortization of deferred investment tax credit	—	—	—	(1)	—	—
Renewable and other tax credits(b)	(4)	(5)	(10)	(11)	—	(1)
State tax	4	4	3	3	7	7
Depreciation differences	—	(1)	(1)	—	—	—
Other permanent items	(1)	—	—	—	—	—
Effective income tax rate	11%	12%	(2)%	(3)%	24%	25%
Nine Months
Federal statutory corporate income tax rate	21%	21%	21%	21%	21%	21%
Increases (decreases) from:
Amortization of excess deferred taxes(a)	(8)	(8)	(14)	(15)	(4)	(2)
Amortization of deferred investment tax credit	—	—	—	(1)	—	—
Renewable and other tax credits(b)	(5)	(5)	(10)	(11)	—	—
State tax	5	5	3	3	7	7
Depreciation differences	—	—	(1)	—	—	(1)
Effective income tax rate	13%	13%	(1)%	(3)%	24%	25%
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

NOTE 13 – SUPPLEMENTAL INFORMATION
Cash, Cash Equivalents, and Restricted Cash
The following table provides a reconciliation of cash, cash equivalents, and restricted cash reported within the balance sheets and the statements of cash flows at September 30, 2024, and December 31, 2023:

	September 30, 2024			December 31, 2023
	Ameren	Ameren Missouri	Ameren Illinois	Ameren	Ameren Missouri	Ameren Illinois
“Cash and cash equivalents”	$17	$—	$—	$25	$—	$—
Restricted cash included in “Other current assets”	15	5	6	13	5	5
Restricted cash included in “Other assets”	287	—	287	229	—	229
Restricted cash included in “Nuclear decommissioning trust fund”	5	5	—	5	5	—
Total cash, cash equivalents, and restricted cash	$324	$10	$293	$272	$10	$234
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
Accounts Receivable
“Accounts receivable – trade” on Ameren’s and Ameren Illinois’ balance sheets include certain receivables purchased at a discount from alternative retail electric suppliers that elect to participate in the utility consolidated billing program. At September 30, 2024, and December 31, 2023, “Other current liabilities” on Ameren’s and Ameren Illinois’ balance sheets included payables for purchased receivables of $53 million and $42 million, respectively.
The following table provides a reconciliation of the beginning and ending amount of the allowance for doubtful accounts for the three and nine months ended September 30, 2024 and 2023:

	Three Months		Nine Months
	2024	2023	2024	2023
Ameren:
Beginning of period	$37	$39	$30	$31
Bad debt expense	12	18	28	41
Charged to other accounts(a)	2	2	6	3
Net write-offs	(20)	(26)	(33)	(42)
End of period	$31	$33	$31	$33
Ameren Missouri:
Beginning of period	$12	$12	$12	$13
Bad debt expense	3	5	8	9
Net write-offs	(3)	(5)	(8)	(10)
End of period	$12	$12	$12	$12
Ameren Illinois:(b)
Beginning of period	$25	$27	$18	$18
Bad debt expense	9	13	20	32
Charged to other accounts(a)	2	2	6	3
Net write-offs	(17)	(21)	(25)	(32)
End of period	$19	$21	$19	$21
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

Leases
Ameren and Ameren Missouri primarily lease rail cars and land related to solar generation facilities under operating lease arrangements. The land leases are related to the acquisitions of the Cass County Solar Project and Boomtown Solar Project. See Note 2 – Rate and Regulatory Matters for additional information on the acquisitions. Rail cars are leased for the transportation of coal to its energy centers. For rail car leases, we account for the lease and non-lease components as a single lease component, and for the land leases related to solar generation projects, we account for the components separately for each agreement. Certain of the land leases related to the acquisitions of the Cass County Solar Project and Boomtown Solar Project have options to extend or terminate those leases. Renewal options are not expected to be exercised and are not included in any of the lease measurements used to record the leased assets and liabilities in the tables below. No termination options have been included in any of the lease measurements used to record the leased assets and liabilities in the tables below.
The following table provides supplemental balance sheet information related to operating leases as of September 30, 2024:

	Ameren	Ameren Missouri
Other assets	$38	$35
Other current liabilities	6	5
Other deferred credits and liabilities	32	30
Weighted average remaining operating lease term	23 years	24 years
Weighted average discount rate(a)	5.4%	5.4%
(a)As an implicit rate is not readily determinable under most of our lease agreements, we use our incremental borrowing rate based on the information available at commencement date in determining the present value of lease payments. We use an implicit rate when readily determinable.
The following table presents Ameren’s and Ameren Missouri’s remaining maturities of operating lease liabilities as of September 30, 2024:

	Ameren	Ameren Missouri
2024	$2	$2
2025	6	5
2026	3	2
2027	2	2
2028	2	2
Thereafter	55	53
Total lease payments	$70	$66
Less imputed interest	32	31
Total	$38	$35
Supplemental Cash Flow Information
The following table provides noncash financing and investing activity excluded from the statements of cash flows for the nine months ended September 30, 2024 and 2023:

	September 30, 2024			September 30, 2023
	Ameren	Ameren Missouri	Ameren Illinois	Ameren	Ameren Missouri	Ameren Illinois
Investing:
Accrued capital expenditures, including nuclear fuel expenditures	$404	$257	$127	$518	$246	$237
Net realized and unrealized gain – nuclear decommissioning trust fund	163	163	—	66	66	—
Return of investment in industrial development revenue bonds(a)	—	—	—	240	240	—
Financing:
Issuance of common stock for stock-based compensation	$16	$—	$—	$37	$—	$—
Issuance of common stock under the DRPlus	7	—	—	7	—	—
Termination of a financing obligation(a)	—	—	—	240	240	—
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

Asset Retirement Obligations
The following table provides a reconciliation of the beginning and ending carrying amount of AROs for the nine months ended September 30, 2024:

	Ameren Missouri		Ameren Illinois		Ameren
Balance at December 31, 2023	$787	(a)	$4	(b)	$791	(a)
Liabilities incurred	17	(c)	—		17	(c)
Liabilities settled	(9)		(1)		(10)
Accretion	26	(d)	—		26	(d)
Change in estimates	(7)		—		(7)
Balance at September 30, 2024	$814	(a)	$3	(b)	$817	(a)
(a)Balance included $19 million in “Other current liabilities” on the balance sheet as of both September 30, 2024, and December 31, 2023.
(b)Included in “Other deferred credits and liabilities” on the balance sheet.
(c)In June and September 2024, Ameren and Ameren Missouri recorded an ARO related to the decommissioning for the Cass County Solar Project and the Boomtown Solar Project, respectively. In addition, as a result of the 2024 CCR Rule, Ameren and Ameren Missouri recorded an increase to their AROs associated with CCR storage facilities. See Note 9 – Commitments and Contingencies for additional information.
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
For the nine months ended September 30, 2024 and 2023, excess tax benefits (deficiencies) associated with the settlement of stock-based compensation awards increased income tax expense by $1 million and reduced income tax expense by $6 million, respectively.
Deferred Compensation
At September 30, 2024, and December 31, 2023, the present value of benefits to be paid for deferred compensation obligations was $81 million and $85 million, respectively, which was primarily reflected in “Other deferred credits and liabilities” on Ameren’s consolidated balance sheet.
Operating Revenues
As of September 30, 2024 and 2023, our remaining performance obligations for contracts with a term greater than one year were immaterial. The Ameren Companies elected not to disclose the aggregate amount of the transaction price allocated to the performance obligations that are unsatisfied as of the end of the reporting period for contracts with an initial expected term of one year or less.
See Note 14 – Segment Information for disaggregated revenue information.
Excise Taxes
Ameren Missouri and Ameren Illinois collect from their customers excise taxes, including municipal and state excise taxes and gross receipts taxes that are levied on the sale or distribution of natural gas and electricity. The following table presents the excise taxes recorded on a gross basis in “Operating Revenues – Electric,” “Operating Revenues – Natural gas” and “Operating Expenses – Taxes other than income taxes” on the statements of income for the three and nine months ended September 30, 2024 and 2023:

	Three Months		Nine Months
	2024	2023	2024	2023
Ameren Missouri	$60	$60	$136	$133
Ameren Illinois	29	27	94	90
Ameren	$89	$87	$230	$223

Earnings per Share
The following table reconciles the basic weighted-average number of common shares outstanding to the diluted weighted-average number of common shares outstanding for the three and nine months ended September 30, 2024 and 2023:

	Three Months		Nine Months
	2024	2023	2024	2023
Weighted-average Common Shares Outstanding – Basic	266.8	262.8	266.6	262.5
Assumed settlement of performance share units and restricted stock units	0.4	0.6	0.3	0.7
Dilutive effect of forward sale agreements	0.1	—	—	—
Weighted-average Common Shares Outstanding – Diluted(a)	267.3	263.4	266.9	263.2
(a)There was an immaterial number of anti-dilutive performance share units excluded from the earnings per diluted share calculations for the three and nine months ended September 30, 2024 and 2023. Outstanding forward sale agreements as of September 30, 2024 that were anti-dilutive for the three and nine months ended September 30, 2024 were excluded from the earnings per diluted share calculation as calculated using the treasury stock method. The outstanding forward sale agreements as of September 30, 2023 were anti-dilutive for the three and nine months ended September 30, 2023, and were excluded from the earnings per diluted share calculation as calculated using the treasury stock method. For additional information about the outstanding forward sale agreements, see Note 4 – Long-term Debt and Equity Financings.
NOTE 14 – SEGMENT INFORMATION
The following tables present revenues, net income attributable to common shareholders, and capital expenditures by segment at Ameren and Ameren Illinois for the three and nine months ended September 30, 2024 and 2023. Ameren, Ameren Missouri, and Ameren Illinois management review segment capital expenditure information rather than any individual or total asset amount. For additional information about our segments, see Note 16 – Segment Information under Part II, Item 8, of the Form 10-K.
Ameren

	Ameren Missouri	Ameren Illinois Electric Distribution	Ameren Illinois Natural Gas	Ameren Transmission		Other	Intersegment Eliminations	Ameren
Three Months 2024:
External revenues	$1,333	$551	$121	$168		$—	$—	$2,173
Intersegment revenues	9	1	—	42		—	(52)	—
Net income (loss) attributable to Ameren common shareholders	381	56	(10)	90	(a)	(61)	—	456
Capital expenditures	735	152	83	174		2	(9)	1,137
Three Months 2023:
External revenues	$1,228	$557	$121	$154		$—	$—	$2,060
Intersegment revenues	9	1	1	34		—	(45)	—
Net income (loss) attributable to Ameren common shareholders	411	66	(5)	86	(a)	(65)	—	493
Capital expenditures	341	177	80	160		2	(11)	749
Nine Months 2024:
External revenues	$2,980	$1,566	$660	$476		$—	$—	$5,682
Intersegment revenues	25	1	—	110		—	(136)	—
Net income (loss) attributable to Ameren common shareholders	534	173	102	241	(a)	(75)	—	975
Capital expenditures	1,839	468	202	515		6	(1)	3,029
Nine Months 2023:
External revenues	$3,074	$1,721	$664	$423		$—	$—	$5,882
Intersegment revenues	27	1	1	89		—	(118)	—
Net income (loss) attributable to Ameren common shareholders	541	193	93	229	(a)	(62)	—	994
Capital expenditures	1,255	527	221	570		7	(9)	2,571
(a)Ameren Transmission earnings reflect an allocation of financing costs from Ameren (parent).

Ameren Illinois

	Ameren Illinois Electric Distribution	Ameren Illinois Natural Gas	Ameren Illinois Transmission	Intersegment Eliminations	Ameren Illinois
Three Months 2024:
External revenues	$552	$121	$120	$—	$793
Intersegment revenues	—	—	35	(35)	—
Net income (loss) available to common shareholder	56	(10)	68	—	114
Capital expenditures	152	83	139	—	374
Three Months 2023:
External revenues	$558	$122	$103	$—	$783
Intersegment revenues	—	—	33	(33)	—
Net income (loss) available to common shareholder	66	(5)	64	—	125
Capital expenditures	177	80	125	—	382
Nine Months 2024:
External revenues	$1,567	$660	$332	$—	$2,559
Intersegment revenues	—	—	90	(90)	—
Net income available to common shareholder	173	102	178	—	453
Capital expenditures	468	202	421	—	1,091
Nine Months 2023:
External revenues	$1,722	$665	$276	$—	$2,663
Intersegment revenues	—	—	87	(87)	—
Net income available to common shareholder	193	93	166	—	452
Capital expenditures	527	221	478	—	1,226
The following tables present disaggregated revenues by segment at Ameren and Ameren Illinois for the three and nine months ended September 30, 2024 and 2023. Economic factors affect the nature, timing, amount, and uncertainty of revenues and cash flows in a similar manner across customer classes. Revenues from alternative revenue programs have a similar distribution among customer classes as revenues from contracts with customers. Other revenues not associated with contracts with customers are presented in the Other customer classification, along with electric transmission, off-system sales, and capacity revenues.
Ameren

	Ameren Missouri	Ameren Illinois Electric Distribution		Ameren Illinois Natural Gas	Ameren Transmission	Intersegment Eliminations	Ameren
Three Months 2024:
Residential	$590	$339		$—	$—	$—	$929
Commercial	465	184		—	—	—	649
Industrial	108	38		—	—	—	146
Other	161	(9)	(a)	—	210	(51)	311
Total electric revenues	$1,324	$552		$—	$210	$(51)	$2,035
Residential	$9	$—		$77	$—	$—	$86
Commercial	5	—		19	—	—	24
Industrial	—	—		2	—	—	2
Other	4	—		23	—	(1)	26
Total natural gas revenues	$18	$—		$121	$—	$(1)	$138
Total revenues(b)	$1,342	$552		$121	$210	$(52)	$2,173

	Ameren Missouri	Ameren Illinois Electric Distribution		Ameren Illinois Natural Gas	Ameren Transmission	Intersegment Eliminations	Ameren
Three Months 2023:
Residential	$590	$330		$—	$—	$—	$920
Commercial	468	189		—	—	—	657
Industrial	107	40		—	—	—	147
Other	54	(1)	(a)	—	188	(44)	197
Total electric revenues	$1,219	$558		$—	$188	$(44)	$1,921
Residential	$9	$—		$75	$—	$—	$84
Commercial	5	—		19	—	—	24
Industrial	1	—		1	—	—	2
Other	3	—		27	—	(1)	29
Total natural gas revenues	$18	$—		$122	$—	$(1)	$139
Total revenues(b)	$1,237	$558		$122	$188	$(45)	$2,060
Nine Months 2024:
Residential	$1,326	$947		$—	$—	$—	$2,273
Commercial	1,048	512		—	—	—	1,560
Industrial	246	130		—	—	—	376
Other	282	(22)	(a)	—	586	(135)	711
Total electric revenues	$2,902	$1,567		$—	$586	$(135)	$4,920
Residential	$62	$—		$466	$—	$—	$528
Commercial	26	—		111	—	—	137
Industrial	3	—		7	—	—	10
Other	12	—		76	—	(1)	87
Total natural gas revenues	$103	$—		$660	$—	$(1)	$762
Total revenues(b)	$3,005	$1,567		$660	$586	$(136)	$5,682
Nine Months 2023:
Residential	$1,274	$1,049		$—	$—	$—	$2,323
Commercial	1,026	582		—	—	—	1,608
Industrial	243	136		—	—	—	379
Other	435	(45)	(a)	—	512	(116)	786
Total electric revenues	$2,978	$1,722		$—	$512	$(116)	$5,096
Residential	$74	$—		$469	$—	$—	$543
Commercial	34	—		121	—	—	155
Industrial	4	—		10	—	—	14
Other	11	—		65	—	(2)	74
Total natural gas revenues	$123	$—		$665	$—	$(2)	$786
Total revenues(b)	$3,101	$1,722		$665	$512	$(118)	$5,882

(a)Includes over-recoveries of various riders.
(b)The following table presents increases/(decreases) in revenues from alternative revenue programs and other revenues not from contracts with customers for the three and nine months ended September 30, 2024 and 2023:

	Ameren Missouri		Ameren Illinois Electric Distribution	Ameren Illinois Natural Gas	Ameren Transmission	Ameren
Three Months 2024:
Revenues from alternative revenue programs	$—		$(144)	$(9)	$(2)	$(155)
Other revenues not from contracts with customers	2		2	—	—	4
Three Months 2023:
Revenues from alternative revenue programs	$(9)		$(94)	$(1)	$(5)	$(109)
Other revenues not from contracts with customers	(1)	(a)	2	—	—	1	(a)
Nine Months 2024:
Revenues from alternative revenue programs	$(7)		$(83)	$10	$11	$(69)
Other revenues not from contracts with customers	4		5	2	—	11
Nine Months 2023:
Revenues from alternative revenue programs	$(11)		$30	$36	$8	$63
Other revenues not from contracts with customers	(9)	(a)	6	2	—	(1)	(a)
(a)Includes net realized losses on derivative power contracts.
Ameren Illinois

	Ameren Illinois Electric Distribution		Ameren Illinois Natural Gas	Ameren Illinois Transmission	Intersegment Eliminations	Ameren Illinois
Three Months 2024:
Residential	$339		$77	$—	$—	$416
Commercial	184		19	—	—	203
Industrial	38		2	—	—	40
Other	(9)	(a)	23	155	(35)	134
Total revenues(b)	$552		$121	$155	$(35)	$793
Three Months 2023:
Residential	$330		$75	$—	$—	$405
Commercial	189		19	—	—	208
Industrial	40		1	—	—	41
Other	(1)	(a)	27	136	(33)	129
Total revenues(b)	$558		$122	$136	$(33)	$783
Nine Months 2024:
Residential	$947		$466	$—	$—	$1,413
Commercial	512		111	—	—	623
Industrial	130		7	—	—	137
Other	(22)	(a)	76	422	(90)	386
Total revenues(b)	$1,567		$660	$422	$(90)	$2,559
Nine Months 2023:
Residential	$1,049		$469	$—	$—	$1,518
Commercial	582		121	—	—	703
Industrial	136		10	—	—	146
Other	(45)	(a)	65	363	(87)	296
Total revenues(b)	$1,722		$665	$363	$(87)	$2,663

(a)Includes over-recoveries of various riders.
(b)The following table presents increases/(decreases) in revenues from alternative revenue programs and other revenues not from contracts with customers for the Ameren Illinois segments for the three and nine months ended September 30, 2024 and 2023:

	Ameren Illinois Electric Distribution	Ameren Illinois Natural Gas	Ameren Illinois Transmission	Ameren Illinois
Three Months 2024:
Revenues from alternative revenue programs	$(144)	$(9)	$(1)	$(154)
Other revenues not from contracts with customers	2	—	—	2
Three Months 2023:
Revenues from alternative revenue programs	$(94)	$(1)	$(6)	$(101)
Other revenues not from contracts with customers	2	—	—	2
Nine Months 2024:
Revenues from alternative revenue programs	$(83)	$10	$9	$(64)
Other revenues not from contracts with customers	5	2	—	7
Nine Months 2023:
Revenues from alternative revenue programs	$30	$36	$4	$70
Other revenues not from contracts with customers	6	2	—	8
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
•ATXI operates a FERC rate-regulated electric transmission business within the MISO.
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
OVERVIEW
Net income attributable to Ameren common shareholders in the three months ended September 30, 2024, was $456 million, or $1.70 per diluted share, compared with $493 million, or $1.87 per diluted share, in the year-ago period. Net income attributable to Ameren common shareholders in the nine months ended September 30, 2024, was $975 million, or $3.65 per diluted share, compared with $994 million, or $3.78 per diluted share, in the year-ago period. Earnings for the three and nine months ended September 30, 2024, were unfavorably affected by increased other operations and maintenance expenses not subject to formula rates, riders, or trackers, due to a charge recorded by Ameren Missouri related to an agreement in principle with the United States Department of Justice, which, if approved, would resolve all outstanding claims in the NSR and Clean Air Act litigation related to the Rush Island Energy Center. Earnings in the three and nine months ended September 30, 2024, were also unfavorably affected by increased financing costs due to higher long-term debt balances and interest rates, a lower recognized ROE under the MYRP, lower Ameren Transmission earnings resulting from the October 2024 FERC order lowering the allowed base ROE, and an increase in the weighted-average basic common shares outstanding, which reduced earnings per diluted share. Net income for the three and nine months ended September 30, 2024, was favorably affected by increased rate base investments at Ameren Transmission and increased deferral of financing costs associated with rate base investments at Ameren Missouri. Net income for the nine months ended September 30, 2024, was favorably affected by increased base rate revenues pursuant to the MoPSC's June 2023 electric rate order and increased retail electric sales volumes at Ameren Missouri. Earnings for the nine months ended September 30, 2024, were also favorably affected by higher base rate revenues pursuant to the ICC's November 2023 natural gas rate order, which increased earnings at Ameren Illinois Natural Gas. Net income for the three months ended September 30, 2024, was unfavorably affected by decreased retail electric sales volumes at Ameren Missouri, primarily due to milder summer temperatures in 2024. Earnings for the three months ended September 30, 2024, were favorably affected by decreased other operations and maintenance expenses not subject to formula rates, riders, or trackers, primarily at Ameren Missouri and Ameren Illinois Natural Gas, excluding a charge related to an increase in the cost of additional mitigation relief discussed above, largely due to lower storm costs, an increase in the cash surrender value of COLI, and disciplined cost management including lower labor costs from decreased headcount, decreased use of contractors, and lower amortization of refueling costs for the Callaway Energy Center.
Ameren’s strategic plan includes investing in rate-regulated energy infrastructure, enhancing regulatory frameworks and advocating for responsible policies, and optimizing operating performance to capitalize on opportunities to benefit our customers, communities, shareholders, and the environment. Ameren remains focused on disciplined cost management and strategic capital allocation. Ameren invested $3.0 billion in its rate-regulated businesses in the nine months ended September 30, 2024.
In June 2024, Ameren Missouri filed a request with the MoPSC seeking approval to increase its annual revenues for electric service by $446 million. The electric rate increase request is based on a 10.25% ROE, a capital structure composed of 52% common equity, a rate base of $14 billion, and a test year ended March 31, 2024, with certain pro-forma adjustments expected through an anticipated true-up date of December 31, 2024. The MoPSC proceeding relating to the proposed electric service rate changes will take place over a period of up to 11 months, with a decision by the MoPSC expected by May 2025 and new rates effective by June 2025.
In June 2024, the MoPSC issued a financing order authorizing the issuance of securitized utility tariff bonds by a wholly owned, special purpose subsidiary of Ameren Missouri to finance approximately $470 million of costs related to the planned accelerated retirement of the Rush Island Energy Center, which includes the expected remaining unrecovered net plant balance associated with the facility, among other costs. Ameren Missouri will collect the amounts necessary to repay the bonds over approximately 15 years from the date of bond issuance. The financing order also includes a determination that the decision to retire the Rush Island Energy Center was reasonable and prudent. The MoPSC did not make a determination regarding the prudency of Ameren Missouri's prior actions that resulted in the adverse ruling in the NSR and Clean Air Act litigation discussed in Note 9 – Commitments and Contingencies under Part I, Item 1, of this report. However, claims regarding such actions could be considered in future regulatory proceedings. If future regulatory proceedings result in revenue reductions based on Ameren Missouri’s prior actions that resulted in the adverse ruling in the NSR and Clean Air Act litigation, it could have a material adverse effect on the results of operations, financial position, and liquidity of Ameren and Ameren Missouri. In September 2024, the financing order became final and unappealable.
In September 2023, the United States District Court for the Eastern District of Missouri granted Ameren Missouri’s request to modify a September 2019 remedy order issued by the district court in order to allow the retirement of the Rush Island Energy Center in advance of its previously expected retirement date of 2039, in lieu of installing a flue gas desulfurization system. Ameren Missouri retired the Rush Island Energy Center on October 15, 2024. The United States Department of Justice is seeking an order from the district court providing for additional mitigation relief related to prior emissions. In November 2024, Ameren Missouri and the United States Department of Justice reached an agreement in principle, which, if approved by the district court, would resolve all outstanding claims in this case and would require Ameren Missouri to fund a program to provide electric buses and charging stations to schools in the metro St. Louis area and a program to provide air purifiers to eligible Ameren Missouri electric residential customers. These programs are estimated to cost approximately $64 million. As of September 30, 2024, Ameren and Ameren Missouri recorded liabilities of $64 million and charges of $15 million and $44 million in the first and third quarters of 2024, respectively, related to the cost of these programs.
In 2024, the MoPSC issued orders approving requested CCNs for the Split Rail, Vandalia, Bowling Green, and Cass County solar projects. Ameren Missouri acquired the Cass County, Boomtown, and Huck Finn solar projects in June 2024, September 2024, and October 2024, respectively. These three acquisitions collectively represent a purchase price of approximately $0.9 billion. In October 2024, the MoPSC issued an order approving a nonunanimous stipulation and agreement filed by Ameren Missouri, the MoPSC staff, and other intervenors requesting a CCN for the Castle Bluff Natural Gas Project. The order also includes the use of a post-construction cost deferral related to the project, which allows Ameren Missouri to defer and recover depreciation expense, financing costs, and applicable income taxes incurred from the date the project is placed in service to the date when project costs are reflected in updated base rates as a result of a regulatory rate review. The period of deferral would be limited to the earlier of the time the project costs are reflected in base rates or six months.

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
In January 2024, Ameren Missouri filed a proposed customer energy-efficiency plan with the MoPSC under the MEEIA. In October 2024, Ameren Missouri, the MoOPC, and other intervenors filed a nonunanimous stipulation and agreement with the MoPSC for a three-year plan, which includes a portfolio of customer energy-efficiency and demand response programs, along with the continued use of the MEEIA rider, which allows Ameren Missouri to collect from customers its actual MEEIA program costs and related lost electric revenues. If the agreement is approved, Ameren Missouri intends to invest $51 million annually in 2025 and 2026 and $22 million in 2027 in the proposed customer energy-efficiency and demand response programs. In addition, the agreement requested performance incentives applicable to each plan year to earn revenues by achieving certain spending and demand response goals. If 100% of the goals are achieved in 2025, 2026, and 2027, Ameren Missouri would earn performance incentive revenues of $5 million, $5 million, and $2 million, respectively. Ameren Missouri expects a decision by the MoPSC in the fourth quarter of 2024, but cannot predict the ultimate outcome of this regulatory proceeding.
In September 2024, Ameren Missouri filed a request with the MoPSC seeking approval to increase its annual revenues for natural gas delivery service by $40 million. The natural gas rate increase request is based on a 10.25% ROE, a capital structure composed of 52% common equity, a rate base of $531 million, and a test year ended March 31, 2024, with certain pro-forma adjustments expected through the true-up date of December 31, 2024. The MoPSC proceeding relating to the proposed natural gas delivery service rate changes will take place over a period of up to 11 months, with a decision by the MoPSC expected by August 2025 and new rates effective by September 2025.
In April 2024, Ameren Illinois filed for a reconciliation adjustment to its 2023 electric distribution service revenue requirement with the ICC. In July 2024, Ameren Illinois filed a revised reconciliation adjustment, requesting recovery of $158 million. The reconciliation adjustment reflects a capital structure composed of 50% common equity and Ameren Illinois’ actual 2023 recoverable costs and year-end rate base. In August 2024, the ICC staff submitted its calculation of the reconciliation adjustment, recommending approval of Ameren Illinois’ request. An ICC decision in this proceeding is required by December 2024, and any approved adjustment would be collected from customers in 2025. This is the final revenue requirement reconciliation under the IEIMA formula framework.
In December 2023, the ICC issued an order in Ameren Illinois' MYRP proceeding approving base rates for electric distribution services for 2024 through 2027 and rejecting Ameren Illinois' Grid Plan, which was addressed as part of the MYRP proceeding. Rate changes consistent with the December 2023 order became effective in January 2024 and remained effective through late June 2024, when new rates became effective pursuant to the June 2024 ICC rehearing order discussed below. The December 2023 order adopted an alternative methodology to establish a rate base and revenue requirements for the years 2024 through 2027 using Ameren Illinois’ previously approved 2022 year-end rate base. In January 2024, the ICC partially denied a rehearing requested by Ameren Illinois to revise the allowed ROE in the December 2023 order and granted Ameren Illinois’ rehearing request to reconsider the rate base for each year of the MYRP and to include a base level of investments to maintain grid reliability in each year of the MYRP. In June 2024, the ICC issued an order on Ameren Illinois’ rehearing request, approving revenue requirements for electric distribution services for 2024, 2025, 2026, and 2027 of $1,196 million, $1,282 million, $1,350 million, and $1,397 million, respectively. New rates became effective in late June 2024. In July 2024, Ameren Illinois filed a request for rehearing of the ICC’s June 2024 rehearing order to include an asset associated with other postretirement benefits in the rate base. Subsequently, in August 2024, the ICC denied the rehearing request. Also, in January 2024, Ameren Illinois filed an appeal of the December 2023 ICC order, including the 8.72% ROE, and subsequently updated the appeal filing in September 2024 to include the June 2024 rehearing order regarding the inclusion of an asset associated with other postretirement benefits in the rate base to the Illinois Appellate Court for the Fifth Judicial District. The court is under no deadline to address the appeal. In September 2024, Ameren Illinois filed an update to its revised Grid Plan and a request to update the associated MYRP revenue requirements for 2024, 2025, 2026, and 2027 of $1,215 million, $1,299 million, $1,385 million, and $1,444 million, respectively. An ICC decision on the revised Grid Plan and updated revenue requirements is expected in December 2024 with rates effective in January 2025. Ameren Illinois cannot predict the ultimate outcome of the appeal to the Illinois Appellate Court for the Fifth Judicial District, its revised Grid Plan filing, or its request to update the associated MYRP revenue requirements for 2024 through 2027.

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
In May 2024, Ameren Illinois filed its annual electric energy-efficiency formula rate update to increase its rates by $26 million with the ICC. In September 2024, the ICC staff filed a recommendation supporting Ameren Illinois’ requested increase. An ICC decision in this proceeding is required by December 2024, with new rates effective January 2025.
In October 2024, the FERC issued an order, which decreased the allowed base ROE for FERC-regulated transmission rate base under the MISO tariff from 10.02% to 9.98% and required refunds, with interest, for the periods from November 2013 to February 2015 and from late September 2016 forward. As a result, Ameren and Ameren Illinois recognized reductions to electric revenues of $10 million and $7 million, respectively, and recognized interest expense of $2 million and $1 million, respectively, on their statements of income during the third quarter of 2024. As of September 30, 2024, Ameren and Ameren Illinois had recorded current regulatory liabilities on their balance sheets of $12 million and $8 million, respectively, to reflect the expected refunds, including interest, associated with the allowed base ROE set by the October 2024 order. The decrease in the FERC-allowed base ROE resulting from the October 2024 order is not material to Ameren Missouri’s results of operations, financial position, or liquidity.
In 2021, the MISO issued a report outlining a preliminary long-range transmission planning roadmap of projects through 2039, which considers the rapidly changing generation mix within MISO resulting from significant additions of renewable generation, actual and expected generation plant closures, and state mandates or goals for clean energy or carbon emissions reductions. In July 2022, the MISO approved the first tranche of projects under the roadmap. A portion of these projects were assigned to various utilities, of which Ameren was awarded projects that are estimated to cost approximately $1.8 billion, based on the MISO’s cost estimate. Related to these projects, Ameren began substation upgrades in May 2024 in advance of transmission line construction, which is expected to begin in 2026, with forecasted completion dates near the end of this decade. In addition, the MISO awarded two competitive bid projects to ATXI in the fourth quarter of 2023 and one in April 2024 that represent a total estimated investment of approximately $220 million for ATXI. In February 2024, Ameren Illinois and ATXI filed a request for a CCN, among other things, with the ICC related to the portion of the MISO long-range transmission projects they will construct within the ICC’s jurisdiction. A decision by the ICC is expected by mid-2025. In July 2024, ATXI filed a request for a CCN, among other things, with the MoPSC related to a portion of the MISO long-range transmission projects that it expects to construct within the MoPSC’s jurisdiction. A decision by the MoPSC is expected by mid-2025. In September 2024, the MISO revised a proposed first set of second tranche projects with estimated costs of $21.8 billion, which includes projects located in our service territories of $3.6 billion, based on the MISO’s cost estimate. The MISO is expected to approve this set of projects by the end of 2024. The MISO expects to begin developing an additional set of second tranche projects in 2025.
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

Although the pace of inflation has slowed recently, we are still observing elevated inflation levels that continue to put pressure on the prices of labor, services, materials, and supplies, as well as elevated interest rates. Ameren Missouri and Ameren Illinois are generally allowed to pass on to customers prudently incurred costs for fuel, purchased power, and natural gas supply. Additionally, for certain non-commodity cost changes, the use of trackers, riders, formula ratemaking, and future test years, as applicable, mitigates our exposure.
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
Earnings Summary
The following table presents a summary of Ameren’s earnings for the three and nine months ended September 30, 2024 and 2023:

	Three Months		Nine Months
	2024	2023	2024	2023
Net income attributable to Ameren common shareholders	$456	$493	$975	$994
Earnings per common share – diluted	1.70	1.87	3.65	3.78
Net income attributable to Ameren common shareholders decreased $37 million and earnings per diluted share decreased 17 cents in the three months ended September 30, 2024, compared with the year-ago period. The decrease was due to net income decreases of $30 million and $10 million at Ameren Missouri and Ameren Illinois Electric Distribution, respectively, and an increase in net loss of $5 million at Ameren Illinois Natural Gas. These decreases were partially offset by a net income increase of $4 million at Ameren Transmission and a decrease in net loss of $4 million for activity not reported as part of a segment, primarily at Ameren (parent).
Net income attributable to Ameren common shareholders decreased $19 million and earnings per diluted share decreased 13 cents in the nine months ended September 30, 2024, compared with the year-ago period. The decrease was due to net income decreases of $20 million and $7 million at Ameren Illinois Electric Distribution and Ameren Missouri, respectively, and an increase in net loss of $13 million for activity not reported as part of a segment, primarily at Ameren (parent). These decreases were partially offset by net income increases of $12 million and $9 million at Ameren Transmission and Ameren Illinois Natural Gas.
Earnings per diluted share were unfavorably affected in the three and nine months ended September 30, 2024, compared to the year-ago periods (except where a specific period is referenced), by:
•a charge recorded by Ameren Missouri, included in other operation and maintenance expenses, related to an agreement in principle with the United States Department of Justice, which, if approved, would resolve all outstanding claims in the NSR and Clean Air Act litigation related to the Rush Island Energy Center, see Note 9 - Commitments and Contingencies under Part 1, Item 1, of this report for more information (13 cents and 17 cents per share, respectively);
•increased financing costs primarily at Ameren Missouri and Ameren (parent), largely due to higher long-term debt balances and interest rates, partially offset by lower levels of short-term borrowings (5 cents and 12 cents per share, respectively);
•lower revenue at Ameren Illinois Electric Distribution due to a lower recognized ROE under the MYRP (3 cents and 7 cents per share, respectively);
•increased weighted-average basic common shares outstanding resulting from issuances of common shares (3 cents and 6 cents per share, respectively);
•the result of the October 2024 FERC order reducing the allowed base ROE for FERC regulated transmission rate base under the MISO tariff, which decreased Ameren Transmission earnings (4 cents per share for both periods);
•decreased retail electric sales volumes at Ameren Missouri, primarily due to milder summer temperatures, partially offset by increased retail electric sales volumes, excluding the estimated effects of weather and customer energy-efficiency programs (estimated at 3 cents for the three months ended September 30, 2024);
•increased taxes other than income taxes at Ameren Missouri, largely resulting from the absence in 2024 of employee retention tax credits received under the Coronavirus Aid, Relief, and Economic Security Act (1 cent and 2 cents per share, respectively); and
•absence of recovery of previously incurred expenses at Ameren Illinois Electric Distribution (2 cents per share for the nine months ended September 30, 2024).

Earnings per diluted share were favorably affected in the three and nine months ended September 30, 2024, compared to the year-ago periods (except where a specific period is referenced), by:
•increased rate base investments at Ameren Transmission, which increased earnings in this segment (5 cents and 12 cents per share, respectively);
•increased allowance for equity funds used during construction and increased base rate revenues for the inclusion of previously deferred PISA and RESRAM interest charges pursuant to the June 2023 MoPSC electric rate order effective July 9, 2023, partially offset by increased interest charges resulting from lower deferrals in the nine months ended September 30, 2024, related to infrastructure investments associated with the PISA and RESRAM, at Ameren Missouri (5 cents and 11 cents per share, respectively);
•increased base rate revenues at Ameren Missouri effective July 9, 2023, pursuant to the June 2023 MoPSC electric rate order, partially offset by the net effect of amortization of previously deferred depreciation expense under the PISA and RESRAM, financing costs otherwise recoverable under the PISA and RESRAM, a lower base level of expenses included in trackers, and the net recovery for amounts associated with the reduction in sales volumes resulting from MEEIA programs (9 cents per share for the nine months ended September 30, 2024);
•decreased other operations and maintenance expenses not subject to formula rates, riders, or trackers, excluding a charge related to the NSR and Clean Air Act litigation discussed above, primarily at Ameren Missouri and Ameren Illinois Natural Gas, largely because of lower storm costs, an increase in the cash surrender value of COLI, and disciplined cost management including lower labor costs from decreased headcount, decreased use of contractors, and lower amortization of refueling costs for the Callaway Energy Center (7 cents and 1 cent per share, respectively);
•increased retail electric sales volumes at Ameren Missouri, primarily due to higher sales excluding customer energy-efficiency programs (estimated at 5 cents per share for the nine months ended September 30, 2024); and
•increased base rate revenues at Ameren Illinois Natural Gas effective November 28, 2023, pursuant to the November 2023 ICC natural gas rate order, partially offset by increased depreciation and amortization expenses included in base rates (4 cents per share for the nine months ended September 30, 2024).
The cents per share variances above are presented based on the weighted-average basic common shares outstanding in the three and nine months ended September 30, 2023, and do not reflect the impact of dilution on earnings per share, unless otherwise noted. The amounts above other than variances related to income taxes have been presented net of income taxes using Ameren’s 2024 blended federal and state statutory tax rate of 26%. For additional details regarding the Ameren Companies’ results of operations, including explanations of Operating Revenues for both Electric Revenues and Natural Gas Revenues; Fuel and Purchased Power Expenses; Other Operations and Maintenance Expenses; Depreciation and Amortization Expenses; Taxes Other Than Income Taxes; Other Income, Net; Interest Charges; and Income Taxes, see the major headings below.

Below is Ameren’s table of income statement components by segment for the three and nine months ended September 30, 2024 and 2023:

	Ameren Missouri	Ameren Illinois Electric Distribution	Ameren Illinois Natural Gas	Ameren Transmission	Other / Intersegment Eliminations	Ameren
Three Months 2024:
Electric revenues	$1,324	$552	$—	$210	$(51)	$2,035
Natural gas revenues	18	—	121	—	(1)	138
Fuel and purchased power	(334)	(204)	—	—	39	(499)
Natural gas purchased for resale	(4)	—	(26)	—	—	(30)
Other operations and maintenance expenses	(288)	(163)	(51)	(19)	1	(520)
Depreciation and amortization expenses	(220)	(92)	(32)	(42)	(2)	(388)
Taxes other than income taxes	(109)	(21)	(14)	(2)	(4)	(150)
Operating income (loss)	387	72	(2)	147	(18)	586
Other income, net	51	23	6	8	13	101
Interest charges	(62)	(25)	(16)	(31)	(39)	(173)
Income (taxes) benefit	6	(14)	2	(34)	(17)	(57)
Net income (loss)	382	56	(10)	90	(61)	457
Noncontrolling interests – preferred stock dividends	(1)	—	—	—	—	(1)
Net income (loss) attributable to Ameren common shareholders	$381	$56	$(10)	$90	$(61)	$456
Three Months 2023:
Electric revenues	$1,219	$558	$—	$188	$(44)	$1,921
Natural gas revenues	18	—	122	—	(1)	139
Fuel and purchased power	(233)	(233)	—	—	36	(430)
Natural gas purchased for resale	(4)	—	(26)	—	—	(30)
Other operations and maintenance expenses	(256)	(132)	(56)	(15)	(11)	(470)
Depreciation and amortization expenses	(217)	(89)	(26)	(34)	(3)	(369)
Taxes other than income taxes	(108)	(21)	(12)	(2)	(4)	(147)
Operating income (loss)	419	83	2	137	(27)	614
Other income, net	44	24	8	7	18	101
Interest charges	(63)	(23)	(15)	(25)	(26)	(152)
Income (taxes) benefit	12	(18)	—	(33)	(30)	(69)
Net income (loss)	412	66	(5)	86	(65)	494
Noncontrolling interests – preferred stock dividends	(1)	—	—	—	—	(1)
Net income (loss) attributable to Ameren common shareholders	$411	$66	$(5)	$86	$(65)	$493

	Ameren Missouri	Ameren Illinois Electric Distribution	Ameren Illinois Natural Gas	Ameren Transmission	Other / Intersegment Eliminations	Ameren
Nine Months 2024:
Electric revenues	$2,902	$1,567	$—	$586	$(135)	$4,920
Natural gas revenues	103	—	660	—	(1)	762
Fuel and purchased power	(689)	(564)	—	—	99	(1,154)
Natural gas purchased for resale	(41)	—	(173)	—	—	(214)
Other operations and maintenance expenses	(789)	(452)	(168)	(54)	8	(1,455)
Depreciation and amortization expenses	(623)	(278)	(98)	(121)	(5)	(1,125)
Taxes other than income taxes	(287)	(57)	(55)	(6)	(11)	(416)
Operating income (loss)	576	216	166	405	(45)	1,318
Other income, net	144	72	20	14	43	293
Interest charges	(187)	(73)	(46)	(89)	(97)	(492)
Income (taxes) benefit	4	(41)	(38)	(89)	24	(140)
Net income (loss)	537	174	102	241	(75)	979
Noncontrolling interests – preferred stock dividends	(3)	(1)	—	—	—	(4)
Net income (loss) attributable to Ameren common shareholders	$534	$173	$102	$241	$(75)	$975
Nine Months 2023:
Electric revenues	$2,978	$1,722	$—	$512	$(116)	$5,096
Natural gas revenues	123	—	665	—	(2)	786
Fuel and purchased power	(843)	(766)	—	—	91	(1,518)
Natural gas purchased for resale	(60)	—	(220)	—	—	(280)
Other operations and maintenance expenses	(732)	(394)	(173)	(44)	(25)	(1,368)
Depreciation and amortization expenses	(579)	(260)	(79)	(101)	(5)	(1,024)
Taxes other than income taxes	(276)	(57)	(48)	(6)	(11)	(398)
Operating income (loss)	611	245	145	361	(68)	1,294
Other income, net	85	74	24	21	57	261
Interest charges	(166)	(66)	(41)	(70)	(70)	(413)
Income (taxes) benefit	14	(59)	(35)	(83)	19	(144)
Net income (loss)	544	194	93	229	(62)	998
Noncontrolling interests – preferred stock dividends	(3)	(1)	—	—	—	(4)
Net income (loss) attributable to Ameren common shareholders	$541	$193	$93	$229	$(62)	$994

Below is Ameren Illinois’ table of income statement components by segment for the three and nine months ended September 30, 2024 and 2023:

	Ameren Illinois Electric Distribution	Ameren Illinois Natural Gas	Ameren Illinois Transmission	Other / Intersegment Eliminations	Ameren Illinois
Three Months 2024:
Electric revenues	$552	$—	$155	$(35)	$672
Natural gas revenues	—	121	—	—	121
Purchased power	(204)	—	—	35	(169)
Natural gas purchased for resale	—	(26)	—	—	(26)
Other operations and maintenance expenses	(163)	(51)	(15)	—	(229)
Depreciation and amortization expenses	(92)	(32)	(31)	—	(155)
Taxes other than income taxes	(21)	(14)	(2)	—	(37)
Operating income (loss)	72	(2)	107	—	177
Other income, net	23	6	8	—	37
Interest charges	(25)	(16)	(22)	—	(63)
Income (taxes) benefit	(14)	2	(25)	—	(37)
Net income (loss) attributable to Ameren common shareholders	$56	$(10)	$68	$—	$114
Three Months 2023:
Electric revenues	$558	$—	$136	$(33)	$661
Natural gas revenues	—	122	—	—	122
Purchased power	(233)	—	—	33	(200)
Natural gas purchased for resale	—	(26)	—	—	(26)
Other operations and maintenance expenses	(132)	(56)	(12)	—	(200)
Depreciation and amortization expenses	(89)	(26)	(24)	—	(139)
Taxes other than income taxes	(21)	(12)	(1)	—	(34)
Operating income	83	2	99	—	184
Other income, net	24	8	5	—	37
Interest charges	(23)	(15)	(16)	—	(54)
Income (taxes) benefit	(18)	—	(24)	—	(42)
Net income (loss) attributable to Ameren common shareholders	$66	$(5)	$64	$—	$125
Nine Months 2024:
Electric revenues	$1,567	$—	$422	$(90)	$1,899
Natural gas revenues	—	660	—	—	660
Purchased power	(564)	—	—	90	(474)
Natural gas purchased for resale	—	(173)	—	—	(173)
Other operations and maintenance expenses	(452)	(168)	(43)	—	(663)
Depreciation and amortization expenses	(278)	(98)	(86)	—	(462)
Taxes other than income taxes	(57)	(55)	(4)	—	(116)
Operating income	216	166	289	—	671
Other income, net	72	20	13	—	105
Interest charges	(73)	(46)	(59)	—	(178)
Income taxes	(41)	(38)	(65)	—	(144)
Net income	174	102	178	—	454
Preferred stock dividends	(1)	—	—	—	(1)
Net income attributable to common shareholder	$173	$102	$178	$—	$453

	Ameren Illinois Electric Distribution	Ameren Illinois Natural Gas	Ameren Illinois Transmission	Other / Intersegment Eliminations	Ameren Illinois
Nine Months 2023:
Electric revenues	$1,722	$—	$363	$(87)	$1,998
Natural gas revenues	—	665	—	—	665
Purchased power	(766)	—	—	87	(679)
Natural gas purchased for resale	—	(220)	—	—	(220)
Other operations and maintenance expenses	(394)	(173)	(36)	—	(603)
Depreciation and amortization expenses	(260)	(79)	(71)	—	(410)
Taxes other than income taxes	(57)	(48)	(3)	—	(108)
Operating income	245	145	253	—	643
Other income, net	74	24	17	—	115
Interest charges	(66)	(41)	(44)	—	(151)
Income taxes	(59)	(35)	(60)	—	(154)
Net income	194	93	166	—	453
Preferred stock dividends	(1)	—	—	—	(1)
Net income attributable to common shareholder	$193	$93	$166	$—	$452

Operating Revenues
The following table presents the increases (decreases) by Ameren segment for electric and natural gas revenues for the three and nine months ended September 30, 2024, compared with the year-ago periods:

Three Months	Ameren Missouri	Ameren Illinois Electric Distribution	Ameren Illinois Natural Gas	Ameren Transmission(a)	Other /Intersegment Eliminations	Ameren
Electric revenue change:
Base rates (estimate)(b)	$2	$8	$—	$18	$—	$28
Effect of weather (estimate)(c)	(18)	—	—	—	—	(18)
Retail sales volumes and changes in customer usage patterns (excluding the estimated effects of weather and MEEIA)	6	—	—	—	—	6
Off-system sales, capacity, and FAC revenues, net	112	—	—	—	—	112
Ameren Illinois energy-efficiency program investment revenues	—	3	—	—	—	3
Electric deferred income tax adjustment(d)	—	(9)	—	—	—	(9)
Other	4	3	—	4	(4)	7
Cost recovery mechanisms – offset in fuel and purchased power(e)	(11)	(29)	—	—	(3)	(43)
Other cost recovery mechanisms(f)	10	18	—	—	—	28
Total electric revenue change	$105	$(6)	$—	$22	$(7)	$114
Natural gas revenue change:
Base rates (estimate)	$—	$—	$8	$—	$—	$8
Change in rate design (estimate)	—	—	(9)	—	—	(9)
Total natural gas revenue change	$—	$—	$(1)	$—	$—	$(1)
Nine Months
Electric revenue change:
Base rates (estimate)(b)	$62	$24	$—	$63	$—	$149
Effect of weather (estimate)(c)	3	—	—	—	—	3
Retail sales volumes and changes in customer usage patterns (excluding the estimated effects of weather and MEEIA)	17	—	—	—	—	17
Off-system sales, capacity, and FAC revenues, net	(135)	—	—	—	—	(135)
Ameren Illinois energy-efficiency program investment revenues	—	14	—	—	—	14
Electric deferred income tax adjustment(d)	—	(18)	—	—	—	(18)
Other	3	—	—	11	(11)	3
Cost recovery mechanisms – offset in fuel and purchased power(e)	(49)	(202)	—	—	(8)	(259)
Other cost recovery mechanisms(f)	23	27	—	—	—	50
Total electric revenue change	$(76)	$(155)	$—	$74	$(19)	$(176)
Natural gas revenue change:
Base rates (estimate)	$—	$—	$43	$—	$—	$43
Change in rate design (estimate)	—	—	(3)	—	—	(3)
Effect of weather (estimate)(c)	1	—	—	—	—	1
Other	—	—	3	—	1	4
Cost recovery mechanisms – offset in natural gas purchased for resale(e)	(20)	—	(47)	—	—	(67)
Other cost recovery mechanisms(f)	(1)	—	(1)	—	—	(2)
Total natural gas revenue change	$(20)	$—	$(5)	$—	$1	$(24)
(a)Includes an increase in transmission revenues of $19 million and $59 million at Ameren Illinois for the three and nine months ended September 30, 2024, respectively, compared with the year-ago periods.
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
(e)Electric and natural gas revenue changes are offset by corresponding changes in “Fuel and purchased power” and “Natural gas purchased for resale” on the statement of income. For the three and nine months ended September 30, 2024, activity in Other/Intersegment Eliminations of $3 million and $8 million, respectively, represents the changes in eliminations of related-party transactions between Ameren Missouri, Ameren Illinois, and ATXI (-$1 million and -$5 million, respectively), as well as changes in Ameren Transmission revenue from transmission services provided to Ameren Illinois Electric Distribution (-$2 million and -$3 million, respectively). See Note 8 – Related-party Transactions and Note 14 – Segment Information under Part I, Item 1, of this report for additional information on intersegment eliminations. These items have no overall impact on earnings.
(f)Offsetting expense increases or decreases are reflected in “Other operations and maintenance,” “Depreciation and amortization,” or in “Taxes other than income taxes,” within the “Operating Expenses” section of the statement of income. These items have no overall impact on earnings.

Electric Revenues
Ameren
Ameren’s electric revenues increased $114 million, or 6%, for the three months ended September 30, 2024, compared with the year-ago period, primarily due to increased revenues at Ameren Missouri and Ameren Transmission, partially offset by decreased revenues at Ameren Illinois Electric Distribution, as discussed below. Ameren’s electric revenues decreased $176 million, or 3%, for the nine months ended September 30, 2024, compared with the year-ago period, primarily due to decreased revenues at Ameren Illinois Electric Distribution and Ameren Missouri, partially offset by increased revenues at Ameren Transmission, as discussed below.
Ameren Transmission
Ameren Transmission’s electric revenues increased $22 million, or 12%, and $74 million, or 14%, for the three and nine months ended September 30, 2024, respectively, compared with the year-ago periods. Revenues were favorably affected by higher recoverable expenses
(+$15 million and +$40 million, respectively), increased capital investment (+$13 million and +$33 million, respectively), as evidenced by a 15% increase in rate base used to calculate the revenue requirement, and increased facility rental revenues (+$4 million and +$11 million, respectively) related to ATXI’s transmission operations control center, which was placed in service in December 2023. ATXI provides affiliates with access to this facility. Rental revenues associated with this facility are affiliate transactions and eliminated in consolidation for Ameren’s consolidated financial statements. See Note 8 – Related-party Transactions under Part I, Item 1, of this report for additional information. Revenues were unfavorably affected by a decrease in the allowed base ROE under the MISO tariff resulting from the October 2024 FERC order, which included customer refunds for certain historical periods (-$10 million and -$10 million, respectively). See Note 2 – Rate and Regulatory Matters under Part I, Item 1, of this report for additional information regarding the FERC complaint cases.
Ameren Missouri
Ameren Missouri’s electric revenues increased $105 million, or 9%, for the three months ended September 30, 2024, and decreased $76 million, or 3%, for the nine months ended September 30, 2024, compared with the year-ago periods.
The following items had an unfavorable effect on Ameren Missouri’s electric revenues for the three and nine months ended September 30, 2024, compared with the year-ago periods (except where a specific period is referenced):
•“Off-system sales, capacity and FAC revenues, net” decreased $135 million for the nine months ended September 30, 2024, primarily due to lower winter and spring capacity prices, partially offset by higher summer capacity prices which were set by annual MISO auctions. Ameren Missouri’s 5% exposure to net energy cost variances under the FAC is included within “Off-system sales, capacity, and FAC revenues, net” and “Energy costs (excluding the estimated effect of weather)” in fuel and purchased power.
•Revenues associated with “Cost recovery mechanisms – offset in fuel and purchased power” decreased $11 million and $49 million, respectively, due to decreased revenue related to the amortization of costs previously deferred under the FAC that were reflected in customer rates. The changes to “Cost recovery mechanisms - offset in fuel and purchased power” are fully offset by changes to “Cost recovery mechanisms - offset in electric revenue” in fuel and purchased power.
•The aggregate effect of weather decreased revenues an estimated $18 million for the three months ended September 30, 2024, due to milder summer temperatures as cooling degree days decreased 5%.
The following items had a favorable effect on Ameren Missouri’s electric revenues for the three and nine months ended September 30, 2024, compared with the year-ago periods (except where a specific period is referenced):
•“Off-system sales, capacity and FAC revenues, net” increased $112 million for the three months ended September 30, 2024, primarily due to higher summer capacity prices which were set by annual MISO auctions. Ameren Missouri’s 5% exposure to net energy cost variances under the FAC is included within “Off-system sales, capacity, and FAC revenues, net” and “Energy costs (excluding the estimated effect of weather)” in fuel and purchased power.
•Higher electric base rates, resulting from the June 2023 MoPSC electric rate order effective July 9, 2023, increased revenues an estimated $2 million and $62 million, respectively.
•Revenues associated with other cost recovery mechanisms increased $10 million and $23 million, respectively, primarily due to an increase in RESRAM revenues in both periods and an increase in excise taxes due to increased retail sales revenue for the nine months ended September 30, 2024.
•Excluding the estimated effects of weather and the MEEIA customer energy-efficiency programs, electric revenues increased an estimated $6 million and $17 million, respectively, for the three and nine months ended September 30, 2024, due to an increase in retail sales volumes, which were, in part, favorably affected by the absence of customer outages resulting from major storms experienced throughout the service territory in July and August 2023 and an additional day in 2024 as a result of the leap year. The increase is partially offset by lower realized prices due to changes in customer usage patterns and economic development discounts.
•Other revenues increased by $3 million in both periods, primarily due to increased mutual assistance related to storm recovery.

•The aggregate effect of weather increased revenues an estimated $3 million for the nine months ended September 30, 2024, due to warmer spring temperatures largely offset by milder summer temperatures and warmer winter temperatures, as cooling degree days increased 6% and heating degree days decreased 6%.
Ameren Illinois
Ameren Illinois’ electric revenues increased $11 million, or 2%, for the three months ended September 30, 2024, compared with the year-ago period, driven by increased revenues at Ameren Illinois Transmission, partially offset by decreased revenues at Ameren Illinois Electric Distribution. Ameren Illinois’ electric revenues decreased $99 million, or 5%, for the nine months ended September 30, 2024, compared with the year-ago period, driven by decreased revenues at Ameren Illinois Electric Distribution, partially offset by increased revenues at Ameren Illinois Transmission.
Ameren Illinois Electric Distribution
Ameren Illinois Electric Distribution’s revenues decreased $6 million, or 1%, and $155 million, or 9%, for the three and nine months ended September 30, 2024, respectively, compared with the year-ago periods.
The following items had an unfavorable effect on Ameren Illinois Electric Distribution’s revenues for the three and nine months ended September 30, 2024, compared with the year-ago periods:
•Revenues associated with “Cost recovery mechanisms – offset in fuel and purchased power” decreased $29 million and $202 million, respectively, due to decreased purchased power expenses recovered from customers. The decreases in electric revenues are fully offset by decreases in purchased power expenses under cost recovery mechanisms for purchased power, as discussed below.
•Pursuant to an ICC order, revenues decreased $9 million and $18 million, respectively, due to an increase in the amortization rate for certain excess deferred income taxes.
The following items had a favorable effect on Ameren Illinois Electric Distribution’s revenues for the three and nine months ended September 30, 2024, compared with the year-ago periods (except where a specific period is referenced):
•Other cost recovery mechanisms increased revenues by $18 million and $27 million, respectively, primarily due to a higher amount of bad debt and purchased receivables from alternative retail electric suppliers included in customer rates pursuant to their associated riders, partially offset by lower environmental remediation revenues.
•Base rates increased revenues by $8 million and $24 million, respectively, primarily due to higher recoverable non-purchased power expenses (+$16 million and +$41 million, respectively) and increased capital investment of $1 million for the nine months ended September 30, 2024, partially offset by a lower recognized ROE (-$8 million and -$18 million, respectively). The MYRP utilizes a fixed ROE approved by the ICC of 8.72%, with adjustments for any performance incentives and penalties, while the IEIMA formula-based ROE was based on the annual average of the monthly yields of the 30-year United States Treasury bonds plus 580 basis points (estimated at 9.80% for the nine months ended September 30, 2023).
•Revenues associated with customer energy-efficiency program investments increased $3 million and $14 million, respectively, due to the recovery of program expenses (+$3 million and +$10 million, respectively), an increase in the ROE due to maximum achievement of the annual energy savings goals in 2023 of $3 million for the nine months ended September 30, 2024, and increased investment of $1 million for the nine months ended September 30, 2024.
Ameren Illinois Transmission
Ameren Illinois Transmission’s revenues increased $19 million, or 14%, and $59 million, or 16%, for the three and nine months ended September 30, 2024, respectively, compared with the year-ago periods. Base rate revenues were favorably affected by higher recoverable expenses (+$16 million and +$41 million, respectively) and increased capital investment (+$10 million and +$25 million, respectively), as evidenced by a 16% increase in rate base used to calculate the revenue requirement. Base rate revenues were unfavorably affected by a decrease in the allowed base ROE under the MISO tariff resulting from the October 2024 FERC order, which included customer refunds for certain historical periods (-$7 million and -$7 million, respectively). See Note 2 – Rate and Regulatory Matters under Part I, Item 1, of this report for additional information regarding the FERC complaint cases.
Natural Gas Revenues
Ameren
Ameren’s natural gas revenues were comparable for the three months ended September 30, 2024, and decreased $24 million, or 3%, for the nine months ended September 30, 2024, compared with the year-ago periods, due to decreased revenues at Ameren Missouri and Ameren Illinois Natural Gas, as discussed below.

Ameren Missouri
Ameren Missouri’s natural gas revenues were comparable for the three months ended September 30, 2024, and decreased $20 million, or 16%, for the nine months ended September 30, 2024, compared with the year-ago periods. Revenues associated with “Cost recovery mechanisms – offset in natural gas purchased for resale” decreased $20 million for the nine months ended September 30, 2024, due to lower commodity prices and the absence of amortization of natural gas costs deferred under the PGA related to the extremely cold weather in mid-February 2021. Changes in natural gas revenues under the PGA are fully offset by corresponding changes in natural gas purchased for resale expenses.
Ameren Illinois Natural Gas
Ameren Illinois Natural Gas’ revenues were comparable for the three months ended September 30, 2024, and decreased $5 million, or 1%, for the nine months ended September 30, 2024, compared with the year-ago periods.
The following items had an unfavorable effect on Ameren Illinois Natural Gas’ revenues for the three and nine months ended September 30, 2024, compared with the year-ago periods (except where a specific period is referenced):
•“Cost recovery mechanisms – offset in natural gas purchased for resale” decreased revenues $47 million for the nine months ended September 30, 2024, due to lower collection of natural gas costs previously deferred under the PGA. Changes in natural gas revenues under the PGA are fully offset by the decrease in natural gas purchased for resale expenses.
•The implementation of a change in rate design pursuant to the November 2023 natural gas rate order decreased revenues an estimated $9 million and $3 million, respectively. This change in rate design concentrates more revenues in the winter heating season due to an increase in volumetric rates and a decrease in fixed customer rates. As such, the change is not expected to materially affect annual earnings comparisons.
The decreases in Ameren Illinois Natural Gas’ revenues were partially offset by estimated increases of $8 million and $43 million for the three and nine months ended September 30, 2024, respectively, compared with the year-ago periods, due to higher natural gas base rates as a result of the November 2023 natural gas rate order.
Fuel and Purchased Power
The following table presents the increases (decreases) by Ameren segment for fuel and purchased power for the three and nine months ended September 30, 2024, compared with the year-ago periods:

Three Months	Ameren Missouri	Ameren Illinois Electric Distribution	Ameren Illinois Natural Gas	Ameren Transmission	Other /Intersegment Eliminations	Ameren
Fuel and purchased power change:
Energy costs (excluding the estimated effect of weather)	$113	$—	$—	$—	$—	$113
Effect of weather (estimate)(a)	(2)	—	—	—	—	(2)
Effect of higher net energy costs included in base rates	1	—	—	—	—	1
Cost recovery mechanisms – offset in electric revenue(b)	(11)	(29)	—	—	(3)	(43)
Total fuel and purchased power change	$101	$(29)	$—	$—	$(3)	$69
Nine Months
Fuel and purchased power change:
Energy costs (excluding the estimated effect of weather)	$(130)	$—	$—	$—	$—	$(130)
Effect of higher net energy costs included in base rates	22	—	—	—	—	22
Other	3	—	—	—	—	3
Cost recovery mechanisms – offset in electric revenue(b)	(49)	(202)	—	—	(8)	(259)
Total fuel and purchased power change	$(154)	$(202)	$—	$—	$(8)	$(364)
(a)Represents the estimated variation resulting primarily from changes in cooling and heating degree-days on electric demand compared with the year-ago periods; this variation is based on temperature readings from the National Oceanic and Atmospheric Administration weather stations at local airports in our service territories.
(b)“Cost recovery mechanisms — offset in electric revenue” changes are offset by corresponding changes in “Cost recovery mechanisms — offset in fuel and purchased power” in electric revenues. For the three and nine months ended September 30, 2024, activity in Other/Intersegment Eliminations of $3 million and $8 million, respectively, represents the changes in eliminations of related-party transactions between Ameren Missouri, Ameren Illinois, and ATXI (-$1 million and -$5 million, respectively), as well as changes in Ameren Transmission revenue from transmission services provided to Ameren Illinois Electric Distribution (-$2 million and -$3 million, respectively). See Note 8 – Related-party Transactions and Note 14 – Segment Information under Part I, Item 1, of this report for additional information on intersegment eliminations. These items have no overall impact on earnings.

Ameren
Ameren Missouri and Ameren Illinois are generally allowed to pass on to customers prudently incurred costs for fuel and purchased power. Ameren’s electric fuel and purchased power expenses increased $69 million, or 16%, for the three months ended September 30, 2024, compared with the year-ago period, primarily due to increased fuel and purchased power expenses at Ameren Missouri, partially offset by decreased fuel and purchased power expenses at Ameren Illinois Electric Distribution, as discussed below. Ameren’s electric fuel and purchased power expenses decreased $364 million, or 24%, for the nine months ended September 30, 2024, compared with the year-ago period, primarily due to decreased fuel and purchased power expenses at Ameren Illinois Electric Distribution and Ameren Missouri, as discussed below.
Ameren Missouri
Ameren Missouri’s fuel and purchased power expenses increased $101 million, or 43%, for the three months ended September 30, 2024, and decreased $154 million, or 18%, for the nine months ended September 30, 2024, compared with the year-ago periods.
The following items decreased Ameren Missouri’s fuel and purchased power expense for the three and nine months ended September 30, 2024, compared with the year-ago periods (except where a specific period is referenced):
•Energy costs decreased $130 million for the nine months ended September 30, 2024, primarily due to lower winter and spring capacity prices, partially offset by higher summer capacity prices, which were set by annual MISO auctions. Ameren Missouri’s 5% exposure to net energy cost variances under the FAC is included within “Energy costs (excluding the estimated effect of weather)” and “Off-system sales, capacity, and FAC revenues, net” in electric revenues.
•“Cost recovery mechanisms — offset in electric revenue” decreased $11 million and $49 million, respectively, due to decreased amortization of costs previously deferred under the FAC. The changes to “Cost recovery mechanisms - offset in electric revenue” are fully offset by “Cost recovery mechanisms - offset in fuel and purchased power” in electric revenues.
The following items increased Ameren Missouri’s fuel and purchased power expense for the three and nine months ended September 30, 2024, compared with the year-ago periods (except where a specific period is referenced):
•Energy costs increased $113 million for the three months ended September 30, 2024, primarily due to higher summer capacity prices, which were set by annual MISO auctions. Ameren Missouri’s 5% exposure to net energy cost variances under the FAC is included within “Energy costs (excluding the estimated effect of weather)” and “Off-system sales, capacity, and FAC revenues, net” in electric revenues.
•The effect of higher net energy costs included in base rates increased Ameren Missouri’s fuel and purchased power expenses $22 million for the nine months ended September 30, 2024, as a result of the June 2023 MoPSC electric rate order.
Ameren Illinois Electric Distribution
Ameren Illinois Electric Distribution’s purchased power expenses decreased $29 million, or 12%, and $202 million, or 26%, for the three and nine months ended September 30, 2024, respectively, compared with the year-ago periods, primarily due to decreased energy prices (-$5 million and -$83 million, respectively), which largely reflect the results of IPA procurement events, decreased capacity prices (-$8 million and -$67 million, respectively), which were set by annual MISO auctions, and lower volumes (-$14 million and -$51 million, respectively) primarily due to residential and small commercial customers switching from Ameren Illinois’ supplied power to alternative retail electric suppliers and customer adoption of solar technology through initiatives required under Illinois law. The changes to “Cost recovery mechanisms - offset in electric revenue” are fully offset by changes to “Cost recovery mechanisms - offset in fuel and purchased power” in electric revenues.

Natural Gas Purchased for Resale
The following table presents the increases (decreases) by Ameren segment for natural gas purchased for resale for the three and nine months ended September 30, 2024, compared with the year-ago periods:

Three Months	Ameren Missouri	Ameren Illinois Electric Distribution	Ameren Illinois Natural Gas	Ameren Transmission	Other /Intersegment Eliminations	Ameren
Natural gas purchased for resale change:
Effect of weather (estimate)(a)	$(1)	$—	$—	$—	$—	$(1)
Cost recovery mechanisms – offset in natural gas revenue(b)	1	—	—	—	—	1
Total natural gas purchased for resale change	$—	$—	$—	$—	$—	$—
Nine Months
Natural gas purchased for resale change:
Effect of weather (estimate)(a)	$1	$—	$—	$—	$—	$1
Cost recovery mechanisms – offset in natural gas revenue(b)	(20)	—	(47)	—	—	(67)
Total natural gas purchased for resale change	$(19)	$—	$(47)	$—	$—	$(66)
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
Ameren
Ameren Missouri and Ameren Illinois are allowed to pass on to customers prudently incurred costs for natural gas purchased for resale. Ameren’s natural gas purchased for resale expenses were comparable for the three months ended September 30, 2024, and decreased $66 million, or 24%, for the nine months ended September 30, 2024, compared with the year-ago periods, due to decreased natural gas purchased for resale expenses at Ameren Illinois Natural Gas and Ameren Missouri, as discussed below.
Ameren Missouri
Ameren Missouri’s natural gas purchased for resale expenses were comparable for the three months ended September 30, 2024, and decreased $19 million, or 32%, for the nine months ended September 30, 2024, compared with the year-ago periods. Expenses associated with “Cost recovery mechanisms – offset in natural gas revenue” decreased $20 million for the nine months ended September 30, 2024, due to lower commodity prices and the absence of amortization of natural gas costs deferred under the PGA related to the extremely cold weather in mid-February 2021. Changes in natural gas purchased for resale expenses are fully offset by corresponding changes in natural gas revenues under the PGA.
Ameren Illinois Natural Gas
Ameren Illinois Natural Gas’ natural gas purchased for resale expenses were comparable for the three months ended September 30, 2024, and decreased $47 million, or 21%, for the nine months ended September 30, 2024, compared with the year-ago periods, primarily due to lower amortization of natural gas costs that were previously deferred under the PGA and lower natural gas prices. Changes in natural gas purchased for resale expenses are fully offset by changes in natural gas revenues under the PGA.

Other Operations and Maintenance Expenses

Increase (Decrease) by Segment
	Overall Ameren Increase of $50 Million (QTD YoY)	Overall Ameren Increase of $87 Million (YTD YoY)
Total by Segment(a)

$1,600
$1,200
$800
$400
$0
$ (Millions)
$520
$51
$163
$288
$470
$56
$132
$256
$1,455
$54
$168
$452
$789
$1,368
$44
$173
$394
$732
QTD 2024
QTD 2023
YTD 2024
YTD 2023

(a)Includes $19 million and $15 million at Ameren Transmission in the three months ended September 30, 2024 and 2023, respectively. Includes other/intersegment eliminations of $(1) million and $11 million in the three months ended September 30, 2024 and 2023, respectively. Also includes other/intersegment eliminations of $(8) million and $25 million in the nine months ended September 30, 2024 and 2023, respectively.

Ameren Missouri	Ameren Illinois Natural Gas	Other/Intersegment Eliminations

Ameren Illinois Electric Distribution	Ameren Transmission
Ameren
Other operations and maintenance expenses increased $50 million and $87 million in the three and nine months ended September 30, 2024, respectively, compared with the year-ago periods, because of the changes discussed below. In addition to changes by segments discussed below, other operations and maintenance expenses decreased $12 million and $33 million in the three and nine months ended September 30, 2024, respectively, for activity not reported as part of a segment, as reflected in “Other/Intersegment Eliminations” above, primarily because of an increase in the elimination of intercompany rent related to ATXI’s operations control center discussed below of $5 million and $10 million, respectively; a $9 million gain on the sale of land in the nine months ended September 30, 2024; and an increase in the elimination of the non-service cost component of net periodic benefit income at Ameren Services of $3 million and $8 million, respectively. The non-service cost component of net periodic benefit cost or income at Ameren Services is allocated to the segments and primarily included in the segments’ other operations and maintenance expenses.
Ameren Transmission
Other operations and maintenance expenses increased $4 million and $10 million in the three and nine months ended September 30, 2024, respectively, compared with the year-ago periods, primarily because of increased costs related to ATXI’s operations control center, which was placed in service in December 2023. ATXI provides affiliates with access to this facility. The rent expense associated with this facility is an affiliate transaction and eliminated in consolidation for purposes of Ameren’s consolidated financial statements. See Note 8 – Related-party Transactions under Part I, Item 1, of this report for additional information.
Ameren Missouri
Other operations and maintenance expenses increased $32 million and $57 million in the three and nine months ended September 30, 2024, respectively, compared with the year-ago periods. The following items increased other operations and maintenance expenses in the three and nine months ended September 30, 2024, compared with the year-ago periods (except where a specific period is referenced):

•A $44 million and $59 million charge, respectively, related to an agreement in principle with the United States Department of Justice, which, if approved, would resolve all outstanding claims in the NSR and Clean Air Act litigation related to the Rush Island Energy Center, see Note 9 - Commitments and Contingencies under Part 1, Item 1, of this report for more information.
•The absence in 2024 of the recognition of regulatory assets for previously expensed costs approved for recovery pursuant to the June 2023 MoPSC rate order increased expenses $15 million for the nine months ended September 30, 2024.
•Individually insignificant increases of $2 million and $8 million, respectively, in various other operations and maintenance expenses, including other labor, cloud computing costs, and amortization of regulatory assets associated with previously expensed costs approved for recovery pursuant to the June 2023 MoPSC rate order.
•Legal and administrative expenses increased by $5 million, in the nine months ended September 30, 2024, primarily related to environmental matters.
•The absence of previously deferred expenses increased expense by $4 million in the three months ended September 30, 2024.
•Renewable development costs increased $3 million in the nine months ended September 30, 2024, primarily due to the absence in 2024 of the MoPSC order approving CCNs for the Boomtown and Huck Finn solar projects in the first half of 2023 that led to increased capitalization of renewable development costs pursuant to anticipated recovery from customers.
•Costs for injuries and damages increased $3 million in the three months ended September 30, 2024, primarily due to an increase in claims.
The above increases in the three and nine months ended September 30, 2024, compared with the year-ago periods, were partially offset by the following items (except where a specific period is referenced):
•Pension and benefit costs decreased $21 million in the nine months ended September 30, 2024, because of a lower base level of expenses, subject to a tracker, included in customer rates pursuant to the June 2023 MoPSC electric rate order. See Note 11 - Retirement Benefits under Part 1, Item 1 of this report for more information.
•Energy center maintenance decreased $3 million and $12 million, respectively, primarily because of lower amortization of Callaway Energy Center refueling and maintenance costs resulting from cost saving initiatives in the fall 2023 outage, compared to the spring 2022 outage.
•Transmission and distribution storm-related costs decreased $11 million in the three months ended September 30, 2024, because of the major storms experienced throughout the service territory in July and August 2023.
•The cash surrender value of COLI increased $7 million and $5 million, respectively, primarily because of favorable market returns in 2024 compared with unfavorable market returns in 2023.
Ameren Illinois
Other operations and maintenance expenses increased $29 million and $60 million in the three and nine months ended September 30, 2024, respectively, compared with the year-ago periods, as discussed below.
Ameren Illinois Electric Distribution
Other operations and maintenance increased $31 million and $58 million in the three and nine months ended September 30, 2024, respectively, compared with the year-ago periods primarily due to the following items:
•Bad debt costs increased $19 million and $35 million, respectively, primarily because of a higher base level of expenses included in customer rates pursuant to the associated rider.
•Amortization of previous deferrals associated with bad debt costs on purchased receivables increased $5 million and $10 million, respectively, primarily because of a higher base level of expenses included in customer rates pursuant to the associated rider.
•Increased costs associated with customer energy-efficiency investments under formula ratemaking of $2 million and $8 million, respectively, primarily due to amortization of regulatory assets.
•Pension and benefits costs increased $6 million in both periods, primarily due to an increase in medical benefit claims related to active plan participants.
•Increased labor expense of $2 million and $5 million, respectively, primarily caused by reduced capital expenditures due to steps taken to align 2024 operations under the MYRP order, resulting in more maintenance activities.
•Costs for injuries and damages increased $2 million and $3 million, respectively, primarily because of an increase in claims.
•Absence of major storm-related cost deferrals in 2024 increased expense by $3 million in the nine months ended September 30, 2024.
•Vegetation management costs increased by $3 million in the nine months ended September 30, 2024, due to increased maintenance activity.
The above increases in the three and nine months ended September 30, 2024, compared with the year-ago periods, were partially offset by the following items:
•Reduction in environmental remediation rider costs of $4 million and $12 million, respectively.

•The cash surrender value of company-owned life insurance increased $3 million in both periods, primarily because of favorable market returns in 2024 when compared with unfavorable market returns in 2023.
Ameren Illinois Natural Gas
Other operations and maintenance costs decreased $5 million in the three and nine months ended September 30, 2024, compared with the year-ago periods, primarily due to a decrease of $4 million in contractor service costs and a $2 million decrease in labor expense due to steps taken to align operations and maintenance expense as a result of the November 2023 ICC natural gas rate order. These decreases were partially offset by an increase of $2 million in cloud computing costs.
Ameren Illinois Transmission
Other operations and maintenance expenses increased $3 million and $7 million in the three and nine months ended September 30, 2024, respectively, compared with the year-ago periods, primarily because of increased costs related to ATXI’s operations control center, which was placed in service in December 2023. ATXI provides affiliates with access to this facility. The rent expense associated with this facility is an affiliate transaction and eliminated in consolidation for purposes of Ameren’s consolidated financial statements. See Note 8 – Related-party Transactions under Part I, Item 1, of this report for additional information.
Depreciation and Amortization Expenses

Increase by Segment
	Overall Ameren Increase of $19 Million (QTD YoY)	Overall Ameren Increase of $101 Million (YTD YoY)
Total by Segment(a)

$1,200
$1,000
$800
$600
$400
$200
$0
$ (Millions)
$388
$42
$32
$92
$220
$369
$34
$26
$89
$217
$1,125
$121
$98
$278
$623
$1,024
$101
$79
$260
$579
QTD 2024
QTD 2023
YTD 2024
YTD 2023

(a)Includes other/intersegment eliminations of $2 million and $3 million in the three months ended September 30, 2024 and 2023, respectively. Also includes other/intersegment eliminations of $5 million and $5 million in the nine months ended September 30, 2024 and 2023, respectively.

Ameren Missouri	Ameren Illinois Natural Gas	Other/Intersegment Eliminations

Ameren Illinois Electric Distribution	Ameren Transmission
Depreciation and amortization expenses increased $19 million, $16 million, and $3 million in the three months ended September 30, 2024, and $101 million, $52 million, and $44 million in the nine months ended September 30, 2024, compared with the year-ago periods, at Ameren, Ameren Illinois, and Ameren Missouri respectively, primarily because of additional property, plant, and equipment investments across their respective segments. Ameren’s and Ameren Missouri’s depreciation and amortization expenses for the three and nine months ended September 30, 2024, compared with the year-ago periods, were affected by the following, which include the effect of the additional investments at Ameren Missouri:
•Increased depreciation and amortization of $40 million in the nine months ended September 30, 2024, due to the inclusion in base rates of amounts previously deferred under the PISA and RESRAM effective July 9, 2023, pursuant to the June 2023 MoPSC electric rate order.
•The lower net under-recovery of RESRAM eligible expenses and increased amortization of prior deferrals increased depreciation and amortization expenses by $10 million and $28 million, respectively.
•Depreciation and amortization rate changes pursuant to the electric rate orders noted above, which increased depreciation and amortization expenses by $4 million in the nine months ended September 30, 2024.
•Depreciation and amortization expenses reflected a deferral to a regulatory asset of depreciation associated with investments in eligible property, plant, and equipment not yet included in base rates, pursuant to PISA and RESRAM. Base rates were updated to include the eligible property, plant, and equipment in-service through December 31, 2022, when new customer rates became effective on July 9, 2023, pursuant to the June 2023 MoPSC electric rate order. The effect of rebasing PISA and RESRAM, partially offset by increased amortization of prior PISA deferrals in the nine months ended September 30, 2024, decreased depreciation and amortization by $4 million and $20 million, respectively.
•The higher net deferral pursuant to a tracker related to certain excess deferred income taxes, which decreased depreciation and amortization expenses by $4 million and $8 million, respectively.
Taxes Other Than Income Taxes

Increase by Segment
	Overall Ameren Increase of $3 Million (QTD YoY)	Overall Ameren Increase of $18 Million (YTD YoY)
Total by Segment(a)

$ (Millions)
$440
$400
$360
$320
$280
$240
$200
$160
$120
$80
$40
$0
$150
$14
$21
$109
$147
$12
$21
$108
$416
$55
$57
$287
$398
$48
$57
$276
QTD 2024
QTD 2023
YTD 2024
YTD 2023

(a)Includes $2 million, $2 million, $6 million, and $6 million at Ameren Transmission in the three months ended September 30, 2024 and 2023, and in the nine months ended September 30, 2024 and 2023, respectively. Also includes other/intersegment eliminations of $4 million, $4 million, $11 million, and $11 million in the three months ended September 30, 2024 and 2023, and in the nine months ended September 30, 2024 and 2023, respectively.

Ameren Missouri	Ameren Illinois Natural Gas	Other/Intersegment Eliminations

Ameren Illinois Electric Distribution	Ameren Transmission
Taxes other than income taxes increased $3 million in the three months ended September 30, 2024, compared with the year-ago period, primarily because of an increase of $2 million at Ameren Illinois Natural Gas due to an increase in excise taxes resulting from higher invested capital taxes.
Taxes other than income taxes increased $18 million in the nine months ended September 30, 2024, compared with the year-ago period, primarily because of an increase of $7 million and $2 million at Ameren Missouri and Ameren Illinois Electric Distribution, respectively, because of the absence in 2024 of employee retention tax credits received under the Coronavirus Aid, Relief, and Economic Security Act; an increase of $6 million at Ameren Illinois Natural Gas due to an increase in excise taxes resulting from higher invested capital taxes; and an increase of $2 million in gross receipts taxes at Ameren Missouri, primarily due to increased retail electric sales.

Other Income, Net

Increase (Decrease) by Segment
	Overall Ameren Change of $— Million (QTD YoY)	Overall Ameren Increase of $32 Million (YTD YoY)
Total by Segment(a)

$ (Millions)
$320
$280
$240
$200
$160
$120
$80
$40
$0
$101
$13
$6
$23
$51
$101
$18
$8
$24
$44
$293
$43
$14
$20
$72
$144
$261
$57
$21
$24
$74
$85
QTD 2024
QTD 2023
YTD 2024
YTD 2023

(a)Includes $8 million and $7 million at Ameren Transmission in the three months ended September 30, 2024 and 2023, respectively.

Ameren Missouri	Ameren Illinois Natural Gas	Other/Intersegment Eliminations

Ameren Illinois Electric Distribution	Ameren Transmission
See Note 5 – Other Income, Net, under Part I, Item 1, of this report for additional information. See Note 11 – Retirement Benefits under Part I, Item 1, of this report for more information on the non-service cost components of net periodic benefit income.
Ameren
Other income, net, was comparable in the three months ended September 30, 2024. Other income, net, increased $32 million in the nine months ended September 30, 2024. In addition to changes discussed below, other income, net, decreased $3 million and $10 million, respectively, because of increases in the non-service cost component of net periodic benefit income for activity not reported as part of a segment.
Ameren Transmission
Other income, net, was comparable in the three months ended September 30, 2024. Other income, net, decreased $7 million in the nine months ended September 30, 2024, due to lower allowance for equity funds used during construction, primarily related to lower average construction work in progress balances and an increased level of short-term borrowings included in the calculation.
Ameren Missouri
Other income, net, increased $7 million and $59 million in the three and nine months ended September 30, 2024, respectively, compared with the year-ago periods, primarily because of an increase of $42 million in the nine months ended September 30, 2024, in the non-service cost component of net periodic benefit income because of changes in the base level of pension and postretirement costs pursuant to the June 2023 MoPSC electric rate order. Other income, net, also increased $7 million and $18 million, respectively, because of a higher allowance for equity funds used during construction resulting from higher average construction work in progress balances.

Ameren Illinois
Other income, net, was comparable at Ameren Illinois in the three months ended September 30, 2024. Other income, net, decreased $10 million in the nine months ended September 30, 2024, compared with the year-ago period, primarily because of a decrease of $9 million and $4 million in the non-service cost component of net periodic benefit income at Ameren Illinois Electric Distribution and Ameren Illinois Natural Gas, respectively. Other income, net decreased $5 million in the allowance of equity funds used during construction, largely at Ameren Illinois Transmission. These decreases were partially offset by the increase in other interest income on regulatory balances of $8 million at Ameren Illinois Electric Distribution.
Interest Charges

Increase by Segment
	Overall Ameren Increase of $21 Million (QTD YoY)	Overall Ameren Increase of $79 Million (YTD YoY)
Total by Segment

$550
$500
$450
$400
$350
$300
$250
$200
$150
$100
$50
$0
$ (Millions)
$173
$39
$31
$16
$25
$62
$152
$26
$25
$15
$23
$63
$492
$97
$89
$46
$73
$187
$413
$70
$70
$41
$66
$166
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
Ameren
Interest charges increased $21 million and $79 million in the three and nine months ended September 30, 2024, respectively, compared with the year-ago periods. In addition to changes by segments discussed below, interest charges increased $13 million and $27 million, respectively, compared with the year-ago periods, at Ameren (parent) primarily because of issuances of long-term debt in November and December of 2023, which collectively increased interest charges by $17 million and $52 million, respectively. The net proceeds from these issuances were used to repay short-term borrowings, which decreased short-term interest expense by $4 million and $25 million, respectively, compared with the year-ago periods.
Ameren Transmission
Interest charges increased $6 million and $19 million in the three and nine months ended September 30, 2024, respectively, compared with the year-ago periods, because of an increase of $2 million in the nine months ended September 30, 2024 due to increased levels of intercompany borrowings and an increase of $3 million and $7 million, respectively, due to higher long-term debt balances. Additionally, an increase on long-term debt and a higher interest rate on an increased level of short-term borrowings increased interest charges by $3 million and $3 million, respectively, in the nine months ended September 30, 2024.

Ameren Missouri
Interest charges decreased $1 million and increased $21 million in the three and nine months ended September 30, 2024, respectively, compared with the year-ago periods because of the following items:
•Issuances of long-term debt in March 2023, January 2024, and April 2024, which collectively increased interest charges by $11 million and $32 million, respectively.
•Interest charges reflected a deferral to a regulatory asset of interest associated with investments in eligible property, plant, and equipment not yet included in base rates, pursuant to PISA and RESRAM. Base rates were updated to include the eligible property, plant, and equipment in-service through December 31, 2022, when new customer rates became effective on July 9, 2023, pursuant to the June 2023 MoPSC electric rate order. This update to base rates resulted in a lower deferral of interest in 2024 pursuant to PISA and RESRAM that increased interest charges by $3 million in the nine months ended September 30, 2024.
•Higher level of short-term borrowings increased interest charges by $2 million in the three months ended September 30, 2024.
The above increases in the three and nine months ended September 30, 2024, compared with the year-ago periods, were partially offset by the following items:
•Increase in the borrowed funds capitalized as part of the allowance for funds used during construction of $4 million and $7 million, respectively, primarily due to higher average construction work in progress balances.
•Lower level of short-term borrowings decreased interest charges by $4 million in the nine months ended September 30, 2024.
•Interest charges reflected a deferral to a regulatory asset of interest associated with investments in eligible property, plant, and equipment not yet included in base rates, pursuant to PISA and RESRAM. Base rates were updated to include the eligible property, plant, and equipment in-service through December 31, 2022, when new customer rates became effective on July 9, 2023, pursuant to the June 2023 MoPSC electric rate order. This update to base rates resulted in a higher deferral of interest in 2024 pursuant to PISA and RESRAM that decreased interest charges by $6 million in the three months ended September 30, 2024.
Ameren Illinois
Interest charges increased $9 million and $27 million in the three and nine months ended September 30, 2024, respectively, compared with the year-ago periods, primarily because of the following:
Ameren Illinois Transmission
Interest charges increased by $6 million and $15 million, respectively, primarily because of issuances of long-term debt in May 2023 and June 2024 which increased interest charges by $3 million and $7 million, respectively. Additionally, an increase interest on long-term debt and a higher interest rate on an increased level of short-term borrowings increased interest charges by $3 million and $2 million, respectively, in the nine months ended September 30, 2024.
Ameren Illinois Electric Distribution
Interest charges increased by $2 million and $7 million, respectively, primarily because of issuances of long-term debt in May 2023 and June 2024.
Ameren Illinois Natural Gas
Interest charges increased by $1 million and $5 million, respectively, primarily because of issuances of long-term debt in May 2023 and June 2024.
Income Taxes
The following table presents effective income tax rates for the three and nine months ended September 30, 2024 and 2023:

	Three Months(a)		Nine Months(a)
	2024	2023	2024	2023
Ameren	11%	12%	13%	13%
Ameren Missouri	(2)%	(3)%	(1)%	(3)%
Ameren Illinois	24%	25%	24%	25%
Ameren Illinois Electric Distribution	20%	21%	19%	24%
Ameren Illinois Natural Gas	22%	(b)	27%	27%
Ameren Illinois Transmission	27%	27%	27%	26%
Ameren Transmission	27%	27%	27%	26%
(a)Estimate of the annual effective income tax rate adjusted to reflect the tax effect of items discrete to the three and nine months ended September 30, 2024 and 2023.

(b)Not meaningful because of the insignificant amount of income/(loss) before income taxes.
See Note 12 – Income Taxes under Part I, Item 1, of this report for a reconciliation of the federal statutory corporate income tax rate to the effective income tax rate for the Ameren Companies.
The effective tax rate was lower at Ameren Illinois Electric Distribution in the three and nine months ended September 30, 2024, compared with the year-ago periods, primarily because of an increase in excess deferred tax amortization pursuant to an ICC order, which was offset by a corresponding decrease in revenues.
LIQUIDITY AND CAPITAL RESOURCES
Collections from our tariff-based revenues are our principal source of cash provided by operating activities. A diversified retail customer mix, primarily consisting of rate-regulated residential, commercial, and industrial customers, provides us with a reasonably predictable source of cash. In addition to using cash provided by operating activities, we use available cash, drawings under committed credit agreements, commercial paper issuances, and/or, in the case of Ameren Missouri and Ameren Illinois, short-term affiliate borrowings to support normal operations and temporary capital requirements. We may reduce our short-term borrowings with cash provided by operations or, at our discretion, with long-term borrowings, or, in the case of Ameren Missouri and Ameren Illinois, with capital contributions from Ameren (parent). As of September 30, 2024, there have been no material changes other than in the ordinary course of business related to cash requirements arising from the long-term commitments for fuel for generation, purchased power, and natural gas for distribution as described under Liquidity and Capital Resources in Item 7 of the Form 10-K.
We expect to make significant capital expenditures over the next five years, supported by a combination of long-term debt and equity, as we invest in our electric and natural gas utility infrastructure to support overall system reliability, grid modernization, renewable energy target requirements, environmental compliance, and other improvements. For additional information about our long-term debt outstanding, including maturities due within one year, and the applicable interest rates, see Note 5 – Long-term Debt and Equity Financings under Part II, Item 8 of the Form 10-K and Note 4 – Long-term Debt and Equity Financings under Part I, Item 1, of this report. As part of its funding plan for capital expenditures, Ameren is using newly-issued shares of common stock to satisfy requirements under the DRPlus and employee benefit plans and expects to continue to do so through at least 2028. Additionally, Ameren has an ATM program under which Ameren may offer and sell from time to time common stock, which includes the ability to enter into forward sales agreements, subject to market conditions and other factors. There were no shares issued under the ATM program during the nine months ended September 30, 2024. As of September 30, 2024, Ameren had multiple forward sale agreements that could be settled under the ATM program with various counterparties relating to 4.7 million shares of common stock. Ameren expects to settle approximately $230 million of the forward sale agreements with physical delivery of 2.9 million shares of common stock by December 31, 2024. Including issuances under the DRPlus and employee benefit plans, Ameren plans to issue approximately $300 million of equity in 2024 and approximately $600 million of equity each year from 2025 to 2028. As of September 30, 2024, Ameren had approximately $615 million of common stock available for sale under the ATM program, which takes into account the forward sale agreements in effect as of September 30, 2024. The Ameren Companies expect their equity to total capitalization to support solid investment-grade credit ratings. See Long-term Debt and Equity below and Note 4 – Long-term Debt and Equity Financings under Part I, Item 1, of this report for additional information on the ATM program, including the forward sale agreements under the ATM program relating to common stock.
The following table presents net cash provided by (used in) operating, investing, and financing activities for the nine months ended September 30, 2024 and 2023:

	Net Cash Provided By Operating Activities					Net Cash Used In Investing Activities			Net Cash Provided By Financing Activities
	2024		2023		Variance	2024	2023	Variance	2024	2023	Variance
Ameren	$1,946	(a)	$2,031	(a)	$(85)	$(3,106)	$(2,656)	$(450)	$1,212	$655	$557
Ameren Missouri	997		1,031		(34)	(1,932)	(1,338)	(594)	935	307	628
Ameren Illinois	1,067	(a)	1,026	(a)	41	(1,090)	(1,229)	139	82	237	(155)
(a)Both Ameren and Ameren Illinois’ cash provided by operating activities included cash outflows of $82 million and $84 million for the FEJA electric energy-efficiency rider and $20 million and $6 million for the customer generation rebate program for the nine months ended September 30, 2024 and 2023, respectively.

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
Ameren
Ameren’s cash provided by operating activities decreased $85 million in the first nine months of 2024, compared with the year-ago period. The following items contributed to the decrease:
•A $143 million increase in net collateral posted with counterparties, primarily due to changes in the market prices of power, natural gas, and other fuels.
•A $46 million decrease due to the timing of payments for accounts payable.
•A $45 million increase in interest payments, primarily due to an increase in the average outstanding debt and an increase in interest rates.
•A $29 million increase in the cost of natural gas held in storage, primarily at Ameren Illinois, because of higher volumes, partially offset by lower commodity prices.
•A $10 million increase in payroll taxes, primarily at Ameren Missouri, due to the absence of employee retention tax credits received in the year-ago period under the Coronavirus Aid, Relief, and Economic Security Act.
•A $10 million increase in medical benefit costs.
•A $6 million increase in pension and postretirement benefit plan contributions.
The following items partially offset the decrease in Ameren’s cash from operating activities between periods:
•A $90 million increase resulting from increased customer collections primarily from base rate increases effective July 1, 2023, at Ameren Missouri pursuant to the June 2023 electric rate order and base rate increases effective November 28, 2023, at Ameren Illinois pursuant to the November 2023 natural gas rate order and electric transmission rate base growth, partially offset by lower customer collections under cost recovery mechanisms at Ameren Missouri.
•A $37 million increase due to the transfer of production tax credits generated by the High Prairie Renewable and Atchison Renewable energy centers to unrelated third parties and lower income tax payments primarily due to lower taxable income compared to the year-ago period.
•A $34 million increase due to higher purchases of materials and supplies inventories in the year-ago period to support operations as levels were increased to mitigate against potential supply disruptions.
•A $22 million increase due to insurance proceeds received in 2024 related to workers’ compensation payments made in the year-ago period at Ameren Illinois.
•A $19 million increase due to workers’ compensation payments made in the year-ago period at Ameren Illinois.
•An $18 million increase due to higher coal purchases in the year-ago period to bring coal inventories back to targeted levels after transportation delays experienced in 2022.
Ameren Missouri
Ameren Missouri’s cash provided by operating activities decreased $34 million in the first nine months of 2024, compared with the year-ago period. The following items contributed to the decrease:
•A $92 million increase in net collateral posted with counterparties, primarily due to changes in the market prices of power, natural gas, and other fuels.
•A $42 million decrease due to the timing of payments for accounts payable and prepaid expenses.
•A $15 million increase in interest payments, primarily due to an increase in the average outstanding debt and an increase in interest rates.
•A $7 million increase in payroll taxes due to the absence of employee retention tax credits received in the year-ago period under the Coronavirus Aid, Relief, and Economic Security Act.
The following items partially offset the decrease in Ameren Missouri’s cash from operating activities between periods:

•A $61 million increase due to the transfer of production tax credits generated by the High Prairie Renewable and Atchison Renewable energy centers to unrelated parties, as well as an income tax refund from Ameren (parent), pursuant to the tax allocation agreement, primarily due to lower taxable income compared to the year-ago period.
•A $32 million increase due to higher purchases of materials and supplies inventories in the year-ago period to support operations as levels were increased to mitigate against potential supply disruptions.
•A $21 million increase resulting from increased customer collections primarily from base rate increases effective July 1, 2023, pursuant to the June 2023 electric rate order, partially offset by lower customer collections under cost recovery mechanisms.
•An $18 million increase due to higher coal purchases in the year-ago period to bring coal inventories back to targeted levels after transportation delays experienced in 2022.
Ameren Illinois
Ameren Illinois’ cash provided by operating activities increased $41 million in the first nine months of 2024, compared with the year-ago period. The following items contributed to the increase:
•A $57 million increase resulting from increased customer collections primarily from base rate increases effective November 28, 2023, pursuant to the November 2023 natural gas rate order and electric transmission rate base growth, and by increased customer collections under cost recovery mechanisms.
•A $52 million increase due to lower income tax payments to Ameren (parent), pursuant to the tax allocation agreement, primarily due to lower taxable income compared to the year-ago period.
•A $22 million increase due to insurance proceeds received in 2024 related to workers’ compensation payments made in the year-ago period.
•A $19 million increase due to workers’ compensation payments made in the year-ago period.
The following items partially offset the increase in Ameren Illinois’ cash from operating activities between periods:
•A $42 million increase in net collateral posted with counterparties, primarily due to changes in the market prices of power and natural gas.
•A $25 million increase in the cost of natural gas held in storage because of higher volumes, partially offset by lower commodity prices.
•A $21 million decrease due to the timing of payments for accounts payable.
•An $18 million increase in interest payments, primarily due to an increase in the average outstanding debt and an increase in interest rates.
Cash Flows from Investing Activities
Ameren’s cash used in investing activities increased $450 million during the first nine months of 2024, compared with the year-ago period, primarily as a result of a $458 million increase in capital expenditures, largely resulting from the acquisition of the Cass County and Boomtown solar projects at Ameren Missouri, partially offset by decreased expenditures for electric transmission infrastructure upgrades at Ameren Illinois. Ameren’s increase in capital expenditures was also partially offset by decreased expenditures for electric distribution infrastructure upgrades and natural gas infrastructure at Ameren Illinois due to steps taken by Ameren Illinois to align its 2024 operations with the ICC’s MYRP orders and November 2023 natural gas rate order.
Ameren Missouri’s cash used in investing activities increased $594 million during the first nine months of 2024, compared with the year-ago period, primarily as a result of a $584 million increase in capital expenditures, largely resulting from the acquisition of the Cass County and Boomtown solar projects.
Ameren Illinois’ cash used in investing activities decreased $139 million during the first nine months of 2024, compared with the year-ago period, primarily as a result of a $135 million decrease in capital expenditures, largely resulting from decreased expenditures for electric transmission infrastructure upgrades. Ameren Illinois’ capital expenditures also decreased as a result of reduced expenditures for electric distribution infrastructure upgrades and natural gas infrastructure due to steps taken by Ameren Illinois to align its 2024 operations with the ICC’s MYRP orders and November 2023 natural gas rate order.
Cash Flows from Financing Activities
Cash provided by, or used in, financing activities is a result of our financing needs, which depend on the level of cash provided by operating activities, the level of cash used in investing activities, the level of dividends, and our long-term debt maturities, among other things.

Ameren’s cash provided by consolidated financing activities increased $557 million during the first nine months of 2024, compared with the year-ago period. During the first nine months of 2024, Ameren utilized net proceeds from the issuance of long-term debt of $1.6 billion for capital expenditures, to repay then-outstanding short-term debt, and to repay $49 million of maturities of long-term debt at ATXI. During the first nine months of 2024, Ameren utilized proceeds from net commercial paper issuances of $1.0 billion along with cash on hand and cash provided by operating activities to repay $800 million of long-term debt maturities at Ameren (parent) and Ameren Missouri, and to fund, in part, capital expenditures. In comparison, during the first nine months of 2023, Ameren utilized net proceeds from the issuance of long-term debt of $1.0 billion for capital expenditures, to repay then-outstanding short-term debt, and to repay $100 million of long-term debt maturities. In addition, during the first nine months of 2023, Ameren utilized proceeds from net commercial paper issuances of $272 million along with cash provided by operating activities to fund, in part, capital expenditures. During the first nine months of 2024, Ameren paid common stock dividends of $535 million, compared with $496 million in the year-ago period, as a result of an increase in both the dividend rate and the number of common shares outstanding.
Ameren Missouri’s cash provided by financing activities increased $628 million during the first nine months of 2024, compared with the year-ago period. During the first nine months of 2024, Ameren Missouri utilized net proceeds from the issuance of long-term debt of $846 million for capital expenditures and to repay then-outstanding short-term debt. During the first nine months of 2024, Ameren Missouri utilized net commercial paper issuances totaling $406 million, capital contributions from Ameren (parent) of $350 million, and cash provided by operating activities to fund, in part, capital expenditures. Ameren Missouri also repaid $350 million of long-term debt maturities and $289 million of money pool borrowings during the first nine months of 2024. In comparison, during the first nine months of 2023, Ameren Missouri utilized net proceeds from the issuance of long-term debt of $499 million for capital expenditures and to repay then-outstanding short-term debt. During the first nine months of 2023, Ameren Missouri repaid net commercial paper borrowings totaling $172 million.
Ameren Illinois’ cash provided by financing activities decreased $155 million during the first nine months of 2024, compared with the year-ago period. During the first nine months of 2024, Ameren Illinois utilized proceeds from the issuance of long-term debt of $624 million to repay then-outstanding short-term debt. In addition, during the first nine months of 2024, Ameren Illinois repaid net commercial paper borrowings of $349 million and money pool borrowings of $135 million. In comparison, during the first nine months of 2023, Ameren Illinois utilized net proceeds from the issuance of long-term debt of $498 million to repay then-outstanding short-term debt and $100 million of long-term debt maturities. In addition, during the first nine months of 2023, Ameren Illinois repaid net commercial paper borrowings totaling $205 million and also received a $50 million capital contribution from Ameren (parent). During the first nine months of 2024, Ameren Illinois also paid common stock dividends of $50 million.
See Long-term Debt and Equity in this section for additional information on maturities and issuances of long-term debt, issuances of common stock, and noncash settlement of a financing obligation.
Credit Facility Borrowings and Liquidity
The following table presents Ameren’s consolidated liquidity as of September 30, 2024:

Available at September 30, 2024
Ameren (parent) and Ameren Missouri:
Missouri Credit Agreement – borrowing capacity	$1,400
Less: Ameren (parent) commercial paper outstanding	557
Less: Ameren Missouri commercial paper outstanding	576
Less: Letters of credit	17
Missouri Credit Agreement – subtotal	250
Ameren (parent) and Ameren Illinois:
Illinois Credit Agreement – borrowing capacity	1,200
Less: Ameren (parent) commercial paper outstanding	389
Less: Ameren Illinois commercial paper outstanding	17
Less: Ameren Illinois letters of credit	1
Illinois Credit Agreement – subtotal	793
Subtotal	$1,043
Add: Cash and cash equivalents	17
Net Available Liquidity(a)	$1,060
(a)Does not include Ameren’s forward equity sale agreements. See Note 4 – Long-term Debt and Equity Financings under Part I, Item 1, of this report for additional information.

The Credit Agreements, among other things, provide $2.6 billion of credit until maturity in December 2027. See Note 3 – Short-term Debt and Liquidity under Part I, Item 1, of this report for additional information on the Credit Agreements. During the nine months ended September 30, 2024, Ameren (parent), Ameren Missouri, and Ameren Illinois each issued commercial paper. Borrowings under the Credit Agreements and commercial paper issuances are based upon available interest rates at the time of the borrowing or issuance.
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
Long-term Debt and Equity
The following table presents issuances (net of any issuance premiums or discounts) of long-term debt and equity, as well as maturities of long-term debt for the nine months ended September 30, 2024 and 2023:

	Month Issued, Redeemed, or Matured	2024	2023
Issuances of Long-term Debt
Ameren Missouri:
5.25% First mortgage bonds due 2054	January	$347	$—
5.45% First mortgage bonds due 2053	March	—	499
5.20% First mortgage bonds due 2034	April	499	—
Ameren Illinois:
4.95% First mortgage bonds due 2033	May	—	498
5.55% First mortgage bonds due 2054	June	624	—
ATXI:
5.17% Senior unsecured notes due 2039	August	70	—
5.42% Senior unsecured notes due 2053	August	70	—
Total Ameren long-term debt issuances		$1,610	$997
Issuances of Common Stock
Ameren:
DRPlus and 401(k)(a)(b)	Various	$30	$28
Total Ameren common stock issuances(c)		$30	$28
Maturities of Long-term Debt
Ameren:
2.50% Senior unsecured notes due 2024	September	$450	$—
Ameren Missouri:
Audrain County agreement (Audrain County CT) due 2023	January	—	240	(d)
3.50% Senior secured notes due 2024	April	350	—
Ameren Illinois:
0.375% First mortgage bonds due 2023	June	—	100
ATXI:
3.43% Senior unsecured notes due 2050	August	49	—
Total Ameren long-term debt maturities		$849	$340
(a)Ameren issued a total of 0.4 million and 0.4 million shares of common stock under its DRPlus and 401(k) plan for the nine months ended September 30, 2024 and 2023, respectively.
(b)Excludes a $7 million and $7 million receivable at September 30, 2024 and 2023, respectively.
(c)Excludes 0.2 million and 0.5 million shares of common stock valued at $16 million and $37 million issued for no cash consideration in connection with stock-based compensation for the nine months ended September 30, 2024 and 2023, respectively.

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
In October 2024, Ameren Missouri issued $450 million of 5.125% first mortgage bonds due March 2055, with interest payable semiannually on March 15 and September 15 of each year, beginning March 15, 2025. Net proceeds from this issuance were used for capital expenditures and to repay short-term debt.
See Note 4 – Long-term Debt and Equity Financings under Part I, Item 1, of this report for additional information, including proceeds from issuances of long-term debt, the use of those proceeds, Ameren’s forward equity sale agreements, the ATM program, and capital contributions received by Ameren Missouri from Ameren (parent).
Indebtedness Provisions and Other Covenants
At September 30, 2024, the Ameren Companies were in compliance with the provisions and covenants contained in their credit agreements, indentures, and articles of incorporation, as applicable, and ATXI was in compliance with the provisions and covenants contained in its note purchase agreements. See Note 3 – Short-term Debt and Liquidity under Part I, Item 1, of this report and Note 4 – Short-term Debt and Liquidity and Note 5 – Long-term Debt and Equity Financings under Part II, Item 8, of the Form 10-K for a discussion of provisions, applicable cross-default provisions, and covenants contained in our credit agreements, in ATXI’s note purchase agreements, and in certain of the Ameren Companies’ indentures and articles of incorporation.
We consider access to short-term and long-term capital and credit markets to be a significant source of funding for capital requirements not satisfied by cash provided by our operating activities. Inability to raise capital on reasonable terms, particularly during times of uncertainty in the capital and credit markets, could negatively affect our ability to maintain and expand our businesses. After assessing their respective current operating performance, liquidity, and credit ratings (see Credit Ratings below), Ameren, Ameren Missouri, and Ameren Illinois each believes that it will continue to have access to the capital and credit markets on reasonable terms. However, events beyond Ameren’s, Ameren Missouri’s, or Ameren Illinois’ control may create uncertainty in the capital and credit markets or make access to the capital and credit markets uncertain or limited. Such events could increase our cost of capital and adversely affect our ability to access the capital and credit markets.
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
See Note 4 – Short-term Debt and Liquidity and Note 5 – Long-term Debt and Equity Financings under Part II, Item 8, of the Form 10-K for additional discussion of covenants and provisions contained in certain of the Ameren Companies’ financial agreements and articles of incorporation that would restrict the Ameren Companies’ payment of dividends in certain circumstances. At September 30, 2024, none of these circumstances existed at Ameren, Ameren Missouri, or Ameren Illinois and, as a result, these companies were not restricted from paying dividends.
The following table presents common stock dividends declared and paid by Ameren Corporation to its common shareholders and by Ameren subsidiaries to their parent, Ameren Corporation, for the nine months ended September 30, 2024 and 2023:

	Nine Months
	2024	2023
Ameren	$535	$496
Ameren Illinois	50	—
ATXI	—	95

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
Collateral Postings
Any weakening of our credit ratings may reduce access to capital and trigger additional collateral postings and prepayments. Such changes may also increase the cost of borrowing, resulting in an adverse effect on earnings. Cash collateral postings and prepayments made with external parties, including postings related to exchange-traded contracts were immaterial and cash collateral posted by external parties were $61 million for Ameren and Ameren Illinois at September 30, 2024. A sub-investment-grade issuer or senior unsecured debt rating (below “Baa3” from Moody’s or below “BBB-” from S&P) at September 30, 2024, could have resulted in Ameren, Ameren Missouri, or Ameren Illinois being required to post additional collateral or other assurances for certain trade and contractual obligations amounting to $944 million, $870 million, and $74 million, respectively.
Changes in commodity prices could trigger additional collateral postings and prepayments. Based on credit ratings at September 30, 2024, if market prices were 15% higher or lower than September 30, 2024 levels in the next 12 months and 20% higher or lower thereafter through the end of the term of the commodity contracts, then Ameren, Ameren Missouri, and Ameren Illinois could be required to post an immaterial amount, compared to each company’s liquidity, of collateral or provide other assurances for certain trade and contractual obligations.
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
•In September 2024, Ameren Missouri filed a request with the MoPSC seeking approval to increase its annual revenues for natural gas delivery service by $40 million. The MoPSC proceeding relating to the proposed natural gas delivery service rate changes will take place over a period of up to 11 months, with a decision by the MoPSC expected by August 2025 and new rates effective by September 2025. Ameren Missouri cannot predict the level of any natural gas delivery service rate change the MoPSC may approve, whether the requested regulatory recovery mechanisms will be continued, or whether any rate change that may eventually be approved will be sufficient for Ameren Missouri to recover its costs and earn a reasonable return on its investments when the rate change goes into effect.
•In 2018, the MoPSC issued an order approving Ameren Missouri’s MEEIA 2019 plan. The plan includes a portfolio of customer energy-efficiency and demand response programs through December 2024. Ameren Missouri intends to invest $76 million in 2024. The plan includes the use of the MEEIA rider, which allows Ameren Missouri to collect from customers its actual MEEIA program costs and related lost electric revenues. In addition, the plan includes a performance incentive that provides Ameren Missouri an opportunity to earn revenues by achieving certain customer energy-efficiency goals. If the target program spending goal is achieved for 2024, the performance incentive would result in revenues of $12 million in 2024.
•In January 2024, Ameren Missouri filed a proposed customer energy-efficiency plan with the MoPSC under the MEEIA. In October 2024, Ameren Missouri, the MoOPC, and other intervenors filed a nonunanimous stipulation and agreement with the MoPSC for a three-year plan, which includes a portfolio of customer energy-efficiency and demand response programs, along with the continued use of the MEEIA rider discussed above. If the agreement is approved, Ameren Missouri intends to invest $51 million annually in 2025 and 2026 and $22 million in 2027 in the proposed customer energy-efficiency and demand response programs. In addition, the agreement requested performance incentives applicable to each plan year to earn revenues by achieving certain spending and demand response goals. If 100% of the goals are achieved in 2025, 2026, and 2027, Ameren Missouri would earn performance incentive revenues of $5 million, $5 million, and $2 million, respectively. Ameren Missouri expects a decision by the MoPSC in the fourth quarter of 2024, but cannot predict the ultimate outcome of this regulatory proceeding.
•Ameren Illinois and ATXI use a forward-looking rate calculation with an annual revenue requirement reconciliation for each company’s electric transmission business. Based on expected rate base and the currently allowed 10.48% ROE, which includes a 50-basis-point incentive adder for participation in an RTO, the revenue requirements that will be included in 2025 rates for Ameren Illinois’ and ATXI’s electric transmission businesses are $643 million and $232 million, respectively. These revenue requirements represent increases in Ameren Illinois’ and ATXI’s revenue requirements of $94 million and $9 million, respectively, from the revenue requirements reflected in 2024 rates, primarily due to higher expected rate base. These rates will affect Ameren Illinois’ and ATXI’s cash receipts during 2025, but will not determine their respective electric transmission service operating revenues, which will instead be based on 2025 actual recoverable costs, rate base, and a return on rate base at the applicable WACC as calculated under the FERC formula ratemaking framework.

•The allowed base ROE for FERC-regulated transmission rates previously charged under the MISO tariff has been the subject of pending proceedings since 2013. In October 2024, the FERC issued an order, which decreased the allowed base ROE from 10.02% to 9.98% and required refunds, with interest, for the periods from November 2013 to February 2015 and from late September 2016 forward. In March 2020, the FERC issued a Notice of Proposed Rulemaking on its transmission incentives policy, which proposed to increase the incentive ROE for participation in an RTO to 100 basis points from the current 50 basis points and revised the parameters for awarding incentives, while limiting the overall incentives to a cap of 250 basis points, among other things. In April 2021, the FERC issued a Supplemental Notice of Proposed Rulemaking, which proposed to modify the Notice of Proposed Rulemaking’s incentive for participation in an RTO by limiting this incentive for utilities that join an RTO to 50 basis points and only allowing them to earn the incentive for three years, among other things. If this proposal is included in a final rule, Ameren Illinois and ATXI would no longer be eligible for the 50 basis point RTO incentive adder, prospectively. The FERC is under no deadline to issue a final rule on this matter. Ameren is unable to predict the ultimate impact of any changes to the FERC’s incentives policy. A 50-basis-point change in the FERC-allowed ROE would affect Ameren’s and Ameren Illinois’ annual net income by an estimated $16 million and $11 million, respectively, based on each company’s 2024 projected rate base.
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

•In December 2023, the ICC issued an order in Ameren Illinois' MYRP proceeding approving base rates for electric distribution services for 2024 through 2027 and rejecting Ameren Illinois' Grid Plan, which was addressed as part of the MYRP proceeding. Rate changes consistent with the December 2023 order became effective in January 2024 and remained effective through late June 2024, when new rates became effective pursuant to the June 2024 ICC rehearing order discussed below. The December 2023 order adopted an alternative methodology to establish a rate base and revenue requirements for the years 2024 through 2027 using Ameren Illinois’ previously approved 2022 year-end rate base. In January 2024, the ICC partially denied a rehearing requested by Ameren Illinois to revise the allowed ROE in the December 2023 order and granted Ameren Illinois’ rehearing request to reconsider the rate base for each year of the MYRP and to include a base level of investments to maintain grid reliability in each year of the MYRP. In June 2024, the ICC issued an order on Ameren Illinois’ rehearing request, approving revenue requirements for electric distribution services for 2024, 2025, 2026, and 2027 of $1,196 million, $1,282 million, $1,350 million, and $1,397 million, respectively. New rates became effective in late June 2024. Using the 2023 revenue requirement as a starting point, the approved revenue requirements in the ICC’s June 2024 rehearing order represent a cumulative four-year increase of $285 million. In July 2024, Ameren Illinois filed a request for rehearing of the ICC’s June 2024 rehearing order to include an asset associated with other postretirement benefits in the rate base. Subsequently, in August 2024, the ICC denied the rehearing request. In January 2024, Ameren Illinois filed an appeal of the December 2023 ICC order and subsequently updated the appeal filing in September 2024 to include the June 2024 rehearing order regarding the inclusion of an asset associated with other postretirement benefits in the rate base to the Illinois Appellate Court for the Fifth Judicial District. The court is under no deadline to address the appeal. In September 2024, Ameren Illinois filed an update to its revised Grid Plan and a request to update the associated MYRP revenue requirements for 2024, 2025, 2026, and 2027 to $1,215 million, $1,299 million, $1,385 million, and $1,444 million, respectively. An ICC decision on the revised Grid Plan and updated revenue requirements is expected in December 2024 with rates effective in January 2025. Using the 2023 revenue requirement as a starting point, the requested revenue requirements in Ameren Illinois’ September 2024 revised MYRP filing represent a cumulative four-year increase of $332 million. Ameren Illinois cannot predict the ultimate outcome of the appeal to the Illinois Appellate Court for the Fifth Judicial District, its revised Grid Plan filing, or its request to update the associated MYRP revenue requirements for 2024 through 2027. Ameren Illinois has taken prudent steps to align its 2024 operations with the ICC orders, while continuing to ensure safe and adequate service is maintained. This includes reductions to Ameren Illinois’ capital expenditure and operations and maintenance expense plans.
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
•Ameren Illinois expects to file for a natural gas delivery service regulatory rate review in early 2025, with a future test year ended December 31, 2026.
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
•In September 2023, the United States District Court for the Eastern District of Missouri granted Ameren Missouri’s request to modify a September 2019 remedy order issued by the district court in order to allow the retirement of the Rush Island Energy Center in advance of its previously expected retirement date of 2039, in lieu of installing a flue gas desulfurization system. Ameren Missouri retired the

Rush Island Energy Center on October 15, 2024. The United States Department of Justice is seeking an order from the district court providing for additional mitigation relief related to prior emissions. In November 2024, Ameren Missouri and the United States Department of Justice reached an agreement in principle, which, if approved by the district court, would resolve all outstanding claims in this case and would require Ameren Missouri to fund a program to provide electric buses and charging stations to schools in the metro St. Louis area and a program to provide air purifiers to eligible Ameren Missouri electric residential customers. These programs are estimated to cost approximately $64 million. As of September 30, 2024, Ameren and Ameren Missouri recorded liabilities of $64 million related to the cost of these programs. For additional information on the NSR and Clean Air Act litigation, see Note 9 – Commitments and Contingencies under Part I, Item 1, of this report.
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
•Although the pace of inflation has slowed recently, we are still observing elevated inflation levels that continue to put pressure on the prices of labor, services, materials, and supplies, as well as elevated interest rates. Ameren Missouri and Ameren Illinois are generally allowed to pass on to customers prudently incurred costs for fuel, purchased power, and natural gas supply. Additionally, for certain non-commodity cost changes, the use of trackers, riders, formula ratemaking, and future test years, as applicable, mitigates our exposure. The elevated inflation levels and elevated interest rates could impact our ability to control costs and/or make substantial investments in our businesses, including our ability to recover costs and investments, and to earn our allowed ROEs within frameworks established by our regulators, while maintaining rates that are affordable to our customers. In addition, the elevated inflation levels and elevated interest rates could adversely affect our customers’ usage of, or payment for, our services.
•Ameren Missouri and Ameren Illinois continue to make infrastructure investments and expect to seek increases to electric and natural gas rates to recover the cost of investments and earn an adequate return. Ameren Missouri and Ameren Illinois will also seek new, or to maintain existing, regulatory and legislative solutions to address regulatory lag and to support investment in their utility infrastructure for the benefit of their customers. Ameren Missouri and Ameren Illinois continue to face cost recovery pressures, elevated inflation levels, higher cost of debt, customer conservation efforts, the impacts of additional customer energy-efficiency programs, and increased customer use of increasingly cost-effective advancements in innovative energy technologies, including private generation and energy storage. We expect a net increase in demand resulting from the electrification of the economy, including in the transportation sector. In addition, a new 250-MW data center is expected to be constructed in Ameren Missouri’s service territory and is expected to be in service by 2026. Several other entities in various industries, including data center and manufacturing, are considering either locating or expanding their operations within our service territories. We expect that increased investments, including expected future investments for environmental compliance, system reliability improvements, and new generation sources, will result in rate base and revenue growth but also higher depreciation and financing costs.
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
•accelerating the retirement date of the Rush Island coal-fired energy center, which was retired on October 15, 2024;

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
•In June 2024, the MoPSC issued a financing order authorizing the issuance of securitized utility tariff bonds by a wholly owned, special purpose subsidiary of Ameren Missouri to finance approximately $470 million of costs related to the planned accelerated retirement of the Rush Island Energy Center, which includes the expected remaining unrecovered net plant balance associated with the facility, among other costs. Ameren Missouri will collect the amounts necessary to repay the bonds over approximately 15 years from the date of bond issuance. The financing order also includes a determination that the decision to retire the Rush Island Energy Center was reasonable and prudent. The MoPSC did not make a determination regarding the prudency of Ameren Missouri's prior actions that resulted in the adverse ruling in the NSR and Clean Air Act litigation discussed in Note 9 – Commitments and Contingencies under Part I, Item 1, of this report. However, claims regarding such actions could be considered in future regulatory proceedings. Base rate revenues relating to the recovery of the Rush Island Energy Center are being deferred as a regulatory liability since the October 15, 2024 retirement date of the facility.
•Ameren Missouri, and certain subsidiaries of Ameren Missouri, are parties to agreements to acquire and/or construct various generation facilities. All regulatory approvals have been obtained. Ameren Missouri acquired the Cass County, Boomtown, and Huck Finn solar projects in June 2024, September 2024, and October 2024, respectively. These three acquisitions collectively represent a purchase price of approximately $0.9 billion. In October 2024, the MoPSC issued an order approving a nonunanimous stipulation and agreement filed by Ameren Missouri, the MoPSC staff, and other intervenors requesting a CCN for the Castle Bluff Natural Gas Project. The order also includes the use of a post-construction cost deferral related to the project which allows Ameren Missouri to defer and recover depreciation expense, financing costs, and applicable income taxes incurred from the date the project is placed in service to the date when project costs are reflected in updated base rates as a result of a regulatory rate review. The period of deferral would be limited to the earlier of the time the project costs are reflected in base rates or six months. All of the generation facilities are aligned with the 2023 IRP discussed above, and expected capital expenditures related to these facilities are included in Ameren’s and Ameren Missouri’s expected capital investments discussed below.
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
•In 2021, the MISO issued a report outlining a preliminary long-range transmission planning roadmap of projects through 2039, which considers the rapidly changing generation mix within MISO resulting from significant additions of renewable generation, actual and expected generation plant closures, and state mandates or goals for clean energy or carbon emissions reductions. In July 2022, the MISO approved the first tranche of projects under the roadmap. A portion of these projects were assigned to various utilities, of which Ameren was awarded projects that are estimated to cost approximately $1.8 billion, based on the MISO’s cost estimate. Related to these projects, Ameren began substation upgrades in May 2024 in advance of transmission line construction, which is expected to begin in 2026, with forecasted completion dates near the end of this decade. In addition, the MISO awarded two competitive bid projects to ATXI in the fourth quarter of 2023 and one in April 2024 that represent a total estimated investment of approximately $220 million for ATXI. In February 2024, Ameren Illinois and ATXI filed a request for a CCN, among other things, with the ICC related to the portion of the MISO long-range transmission projects they will construct within the ICC’s jurisdiction. A decision by the ICC is expected by mid-2025. In July 2024, ATXI filed a request for a CCN, among other things, with the MoPSC related to a portion of the MISO long-range transmission projects that it expects to construct within the MoPSC’s jurisdiction. A decision by the MoPSC is expected by mid-2025. In September 2024, the MISO revised a proposed first set of second tranche projects with estimated costs of $21.8 billion, which includes projects located in our service territories of $3.6 billion, based on the MISO’s cost estimate. The MISO is expected to approve this set of projects by the end of 2024. The MISO expects to begin developing an additional set of second tranche projects in 2025.
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
•The Ameren Companies have multiyear credit agreements that cumulatively provide $2.6 billion of credit through December 2027, subject to a 364-day repayment term for Ameren Missouri and Ameren Illinois, with the option to seek incremental commitments to increase the cumulative credit provided to $3.2 billion. See Note 3 – Short-term Debt and Liquidity under Part I, Item 1, of this report and Note 4 – Short-term Debt and Liquidity under Part II, Item 8, of the Form 10-K for additional information regarding the Credit Agreements. See Note 5 – Long-term Debt and Equity Financings under Part II, Item 8, of the Form 10-K for long-term debt maturities from 2024 to 2028 and beyond at Ameren (parent), Ameren Missouri, Ameren Illinois, and ATXI. See Note 4 – Long-term Debt and Equity Financings under Part I, Item 1, of this report for outstanding forward sale agreements under the ATM and issuances and maturities of long-term debt in 2024 through the date of this report. The use of cash provided by operating activities and short-term borrowings to fund capital expenditures and other long-term investments at the Ameren Companies frequently results in a working capital deficit, defined as current liabilities exceeding current assets, as was the case at September 30, 2024, for Ameren, Ameren Missouri, and Ameren Illinois. Ameren, Ameren Missouri, and Ameren Illinois each believe that their liquidity is adequate given their respective expected operating cash flows, capital expenditures, and financing plans, and expect to continue to have access to the capital and credit markets on reasonable terms when needed. However, there can be no assurance that significant changes in economic conditions, disruptions in the capital and credit markets, or other unforeseen events will not materially affect their ability to execute their expected operating, capital, or financing plans.
•Ameren expects its cash used for currently planned capital expenditures and dividends to exceed cash provided by operating activities over the next several years. As part of its funding plan for capital expenditures, Ameren is using newly-issued shares of common stock to satisfy requirements under the DRPlus and employee benefit plans and expects to continue to do so through at least 2028. Additionally, Ameren has an ATM program under which Ameren may offer and sell from time to time common stock, which includes the ability to enter into forward sales agreements, subject to market conditions and other factors. As of September 30, 2024, Ameren had multiple forward sale agreements that could be settled under the ATM program with various counterparties relating to 4.7 million shares of common stock. Ameren expects to settle approximately $230 million of the forward sale agreements with physical delivery of 2.9 million shares of common stock by December 31, 2024. Including issuances under the DRPlus and employee benefit plans, Ameren plans to issue approximately $300 million of equity in 2024 and approximately $600 million of equity each year from 2025 to 2028. As of September 30, 2024, Ameren had approximately $615 million of common stock available for sale under the ATM program, which takes into account the forward sale agreements in effect as of September 30, 2024. The Ameren Companies expect their equity to total capitalization to support solid investment-grade credit ratings. Ameren Missouri and Ameren Illinois expect to fund cash flow needs through debt issuances, cash provided by operating activities, and/or capital contributions from Ameren (parent).

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
•Pursuant to the IRA discussed above, Ameren expects to transfer production tax credits generated by Ameren Missouri’s High Prairie Renewable and Atchison Renewable energy centers, as well as production or investment tax credits related to the solar facilities included in Ameren Missouri’s 2023 IRP discussed above, to unrelated third parties from 2024 to 2028.
•In April 2023, the IRS issued guidance providing a safe harbor method of accounting for the capitalization or deduction of certain expenditures to maintain, repair, replace, or improve natural gas distribution property. Ameren expects to adopt this guidance for the 2024 tax year, but is still evaluating its potential impact.
•In June 2024, the IRS issued a series of private letter rulings to another taxpayer which provided guidance on applying IRS normalization rules to the calculation of tax benefits related to net operating loss carryforwards. The rulings concluded that for ratemaking purposes, net operating loss carryforwards should be reflected on a separate company basis and should not be reduced by payments received for the utilization of losses by other affiliates under a tax allocation agreement. While a private letter ruling issued to another taxpayer may not be relied on as precedent, Ameren Missouri, Ameren Illinois, and ATXI are evaluating this guidance and are addressing potential impacts of the private letter rulings with the MoPSC, ICC, and FERC. For Ameren Illinois and ATXI, these impacts could result in material reductions to their regulatory liabilities related to excess deferred taxes resulting from the TCJA. For Ameren Missouri and Ameren Illinois, these impacts could result in material increases to their accumulated deferred income tax assets for ratemaking purposes, which would result in overall increases to their rate bases. Ameren Missouri, Ameren Illinois, and ATXI will record the impacts, if any, upon further evaluation with their respective regulatory commissions.
•As of September 30, 2024, Ameren had $113 million in tax benefits from federal and state income tax credit carryforwards, $41 million in tax benefits from state net operating loss carryforwards, and $24 million in tax overpayments, refunds, and receivables, which will be utilized in future periods. Future expected income tax payments are based on expected taxable income, available income tax credit and net operating loss carryforwards, and current tax law. Expected taxable income is affected by expected capital expenditures, when property, plant, and equipment is placed in-service or retired, and the timing of regulatory reviews, among other things. Based on preliminary calculations, Ameren does not expect to be subject to the 15% minimum tax on adjusted financial statement income imposed by the IRA through 2028. Ameren expects annual federal income tax payments to be immaterial through 2028.
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

ITEM 4. CONTROLS AND PROCEDURES.
(a)Evaluation of Disclosure Controls and Procedures
As of September 30, 2024, evaluations were performed under the supervision and with the participation of management, including the principal executive officer and the principal financial officer of each of the Ameren Companies, of the effectiveness of the design and operation of such registrant’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act). Based on those evaluations, as of September 30, 2024, the principal executive officer and the principal financial officer of each of the Ameren Companies concluded that such disclosure controls and procedures are effective to provide assurance that information required to be disclosed in such registrant’s reports filed or submitted under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms and such information is accumulated and communicated to its management, including its principal executive officer and its principal financial officer, to allow timely decisions regarding required disclosure.
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
ITEM 1A. RISK FACTORS.
For a detailed discussion of our risk factors, see the information disclosed in Part I, Item 1A, of the Form 10-K.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.
Ameren Corporation, Ameren Missouri, and Ameren Illinois did not purchase equity securities reportable under Item 703 of Regulation S-K during the period from July 1, 2024, to September 30, 2024.
ITEM 5. OTHER INFORMATION.
Insider Adoption or Termination of Trading Arrangements
During the fiscal quarter ended September 30, 2024, none of our directors or officers informed us of the adoption or termination of a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as those terms are defined in Regulation S-K, Item 408.

ITEM 6. EXHIBITS.
The documents listed below are being filed or have previously been filed on behalf of the Ameren Companies and are incorporated herein by reference from the documents indicated and made a part hereof. Exhibits not identified as previously filed are filed herewith.

Exhibit Designation	Registrant(s)	Nature of Exhibit	Previously Filed as Exhibit to:
Articles of Incorporation/By-Laws
3.1	Ameren	Ameren Corporation By-Laws, as amended effective August 9, 2024	August 9, 2024 Form 8-K, Exhibit 3.1, File No. 1-14756
Instruments Defining Rights of Security Holders, Including Indentures
4.1	Ameren	Note Purchase Agreement, dated as of August 30, 2024, between Ameren Transmission Company of Illinois and the several purchasers named therein.
4.2	Ameren Missouri	Supplemental Indenture to the Ameren Missouri Mortgage dated September 1, 2024, for 5.125% First Mortgage Bonds due 2055	October 7, 2024 Form 8-K, Exhibit 4.2, File No. 1-14756
Rule 13a-14(a) / 15d-14(a) Certifications
31.1	Ameren	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer of Ameren
31.2	Ameren	Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer of Ameren
31.3	Ameren Missouri	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer of Ameren Missouri
31.4	Ameren Missouri	Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer of Ameren Missouri
31.5	Ameren Illinois	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer of Ameren Illinois
31.6	Ameren Illinois	Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer of Ameren Illinois
Section 1350 Certifications
32.1	Ameren	Section 1350 Certification of Principal Executive Officer and Principal Financial Officer of Ameren
32.2	Ameren Missouri	Section 1350 Certification of Principal Executive Officer and Principal Financial Officer of Ameren Missouri
32.3	Ameren Illinois	Section 1350 Certification of Principal Executive Officer and Principal Financial Officer of Ameren Illinois
Interactive Data Files
101.INS	Ameren Companies	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
101.SCH	Ameren Companies	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Ameren Companies	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB	Ameren Companies	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Ameren Companies	Inline XBRL Taxonomy Extension Presentation Linkbase Document
101.DEF	Ameren Companies	Inline XBRL Taxonomy Extension Definition Document
104	Ameren Companies	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)
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
Date: November 7, 2024