Form 10-K
period 2024-12-31
AMEREN CORP; Ameren Illinois Co; UNION ELECTRIC CO
filed 2025-02-18
CIK 1002910, 18654, 100826

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

☒	Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended December 31, 2024
OR

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from to

Commission File Number	Exact name of registrant as specified in its charter; State of Incorporation; Address and Telephone Number	IRS Employer Identification No.

1-14756	Ameren Corporation	43-1723446
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
As of June 28, 2024, the aggregate market value of Ameren Corporation’s common stock, $0.01 par value, (based upon the closing price of the common stock on the New York Stock Exchange on June 28, 2024) held by nonaffiliates was $18,953,889,643. All of the shares of common stock of the other registrants were held by Ameren Corporation as of June 28, 2024.
The number of shares outstanding of each registrant’s classes of common stock as of January 31, 2025, were as follows:

Registrant	Title of each class of common stock	Shares
Ameren Corporation	Common stock, $0.01 par value per share	269,906,252
Union Electric Company	Common stock, $5 par value per share, held by Ameren Corporation	102,123,834
Ameren Illinois Company	Common stock, no par value, held by Ameren Corporation	25,452,373
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the definitive proxy statement of Ameren Corporation and portions of the definitive information statements of Union Electric Company and Ameren Illinois Company for the 2025 annual meetings of shareholders are incorporated by reference into Part III of this Form 10-K.

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
2023 PRP – Preferred Resource Plan, a nonbinding plan that Ameren Missouri filed with the MoPSC in September 2023 that includes Ameren Missouri’s preferred plan for meeting customers’ projected long-term energy needs.
2025 Change to the 2023 PRP – A change to Ameren’s 2023 PRP expected to be filed with the MoPSC in February 2025 reflecting certain modifications to Ameren Missouri’s preferred plan for meeting customers’ projected long-term energy needs.
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
Ameren Missouri – Union Electric Company and its subsidiary, AMF, on a consolidated basis. Union Electric Company is an Ameren Corporation subsidiary that operates a rate-regulated electric generation, transmission, and distribution business and a rate-regulated natural gas distribution business in Missouri, doing business as Ameren Missouri. Ameren Missouri is a financial reporting segment of Ameren Corporation.
Ameren Services – Ameren Services Company, an Ameren Corporation subsidiary that provides support services, such as accounting, legal, treasury, and asset management services, to Ameren (parent) and its subsidiaries.
Ameren Transmission – An Ameren Corporation financial reporting segment primarily consisting of the aggregated electric transmission businesses of Ameren Illinois and ATXI.
AMF – Ameren Missouri Securitization Funding I, LLC, a special purpose entity wholly owned by Ameren Missouri, was formed in 2024, for the purpose of issuing and servicing securitized utility tariff bonds related to Rush Island Energy Center retirement costs.
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
CO2 – Carbon dioxide.
CODMs – Chief operating decision makers.
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
IEIMA – Illinois Energy Infrastructure Modernization Act, an Illinois law that established a performance-based formula process for determining electric distribution service rates. Ameren Illinois established electric distribution rates through 2023 under this law.
Illinois Credit Agreement – Ameren’s and Ameren Illinois’ $1.2 billion senior unsecured credit agreement, which expires in December 2028, unless extended.
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
MEEIA – A rate-adjustment mechanism allowed under the Missouri Energy Efficiency Investment Act, a Missouri law that allows electric utilities to recover costs and performance incentives, if any, related to MoPSC-approved customer energy-efficiency and demand response programs without a traditional regulatory rate review, subject to MoPSC prudence reviews.
MEEIA 2019 – Ameren Missouri’s portfolio of customer energy-efficiency and demand response programs, recovery of lost electric revenues, and performance incentives for March 2019 through December 2024, pursuant to Missouri law, as approved by the MoPSC in December 2018.
MEEIA 2025 – Ameren Missouri’s portfolio of customer energy-efficiency and demand response programs, recovery of lost electric revenues, and performance incentives for January 2025 through February 2028, pursuant to Missouri law, as approved by the MoPSC in November 2024.
MGP – Manufactured gas plant.
MISO – Midcontinent Independent System Operator, Inc., an RTO.
Missouri Credit Agreement – Ameren’s and Ameren Missouri’s $1.4 billion senior unsecured credit agreement, which expires in December 2028, unless extended.
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
MYRP – Multi-year rate plan, a four-year electric distribution service rate plan allowed to be filed with the ICC under the CEJA. Under a multi-year rate plan, the ICC approves base rates for electric distribution service charged to customers for each calendar year of a four-year period. Ameren Illinois reconciles its actual revenue requirement to the ICC-approved electric distribution service rates on an annual basis, subject to a reconciliation cap with exclusions for certain costs and riders, and adjustments to the ICC-determined ROE for performance incentives and penalties.
Native load – End-use retail customers whom Ameren Missouri or Ameren Illinois is obligated to serve by statute, franchise, contract, or other regulatory requirement.
NAV – Net asset value per share.
NEIL – Nuclear Electric Insurance Limited, which includes all of its affiliated companies.
NERC – North American Electric Reliability Corporation.
Net energy costs – Net energy costs, as defined in the FAC, which include fuel, fuel transportation, certain fuel additives, ash disposal costs and revenues, emission allowances, and purchased power costs, net of off-system sales and capacity revenues. Substantially all transmission revenues and charges are excluded from net energy costs. All off-system sales from the High Prairie and Atchison energy centers are excluded as those sales are included in the RESRAM.
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
RBA – Revenue balancing adjustment rider, a rate-adjustment mechanism for Ameren Illinois’ electric distribution business that decouples electric distribution revenues approved by the ICC from actual sales volumes and/or wholesale and miscellaneous revenue and allows Ameren Illinois to adjust electric distribution service rates charged to customers without an MYRP or a traditional regulatory rate review, subject to ICC prudence reviews. The rider ensures that Ameren Illinois’ electric distribution revenues are not affected by changes in sales volumes, including those resulting from deviations from normal weather conditions, or wholesale and miscellaneous revenues.

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
Smart Energy Plan – Ameren Missouri’s plan to upgrade Missouri’s electric grid through at least 2029. Planned upgrades include investments to improve reliability and accommodate more renewable energy.
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

FORWARD-LOOKING STATEMENTS
Statements in this report not based on historical facts are considered “forward-looking” and, accordingly, involve risks and uncertainties that could cause actual results to differ materially from those discussed. Although such forward-looking statements have been made in good faith and are based on reasonable assumptions, there is no assurance that the expected results will be achieved. These statements include (without limitation) statements as to future expectations, beliefs, plans, projections, strategies, targets, estimates, objectives, events, conditions, and financial performance. In connection with the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995, we are providing this cautionary statement to identify important factors that could cause actual results to differ materially from those anticipated. The following factors, in addition to those discussed within Risk Factors under Part I, Item 1A, of this report, and elsewhere in this report and in our other filings with the SEC, could cause actual results to differ materially from management expectations suggested in such forward-looking statements:
•regulatory, judicial, or legislative actions, and any changes in regulatory policies and ratemaking determinations that may change regulatory recovery mechanisms, such as those that may result from Ameren Missouri’s electric service regulatory rate review filed with the MoPSC in June 2024, Ameren Missouri’s natural gas delivery service regulatory rate review filed with the MoPSC in September 2024, Ameren Illinois’ appeal of both the December 2023 ICC order for the MYRP electric distribution service regulatory rate review and June 2024 rehearing order to the Illinois Appellate Court for the Fifth Judicial District, Ameren Illinois’ natural gas delivery service regulatory rate review filed with the ICC in January 2025, and FERC’s December 2024 notice indicating a future order will be issued related to rehearing requests on the October 2024 FERC order regarding the allowed base ROE under the MISO tariff along with the January 2025 appeal of FERC’s October 2024 order by the MISO transmission owners, including Ameren Missouri, Ameren Illinois, and ATXI;
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
•Ameren Missouri’s ability to construct and/or acquire wind, solar, and other renewable energy generation facilities and battery storage, as well as natural gas-fired energy centers, extend the operating license for the Callaway Energy Center, retire fossil fuel-fired energy centers, and implement new or existing customer energy-efficiency programs, including any such construction, acquisition, retirement, or implementation in connection with its Smart Energy Plan, preferred resource plan, or emissions reduction goals, and to recover its cost of investment, a related return, and, in the case of customer energy-efficiency programs, any lost electric revenues in a timely manner, each of which is affected by the ability to obtain all necessary regulatory and project approvals, including CCNs from the MoPSC or any other required approvals;
•Ameren Missouri’s ability to use or transfer federal production and investment tax credits related to renewable energy projects and nuclear energy production; the cost of wind, solar, and other renewable generation and battery storage technologies; and our ability to obtain timely interconnection agreements with the MISO or other RTOs at an acceptable cost for each facility;
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
•the effects of changes in federal, state, or local laws and other domestic or international governmental actions, including monetary, fiscal, foreign trade, and energy policies, tariffs, or extended federal government shutdowns or defunding;
•the effects of changes in federal, state, or local tax laws or rates; additional regulations, interpretations, amendments, or technical corrections to, or in connection with the IRA, including the effects of the IRA as it relates to income tax payments or the transferability of production and investment tax credits and the 15% minimum tax on adjusted financial statement income; and challenges to the tax positions taken by the Ameren Companies, if any, as well as resulting effects on customer rates and the recoverability of the minimum tax imposed under the IRA;
•the effects on energy prices and demand for our services resulting from customer growth patterns or usage, including demand from data centers, technological advances, including advances in customer energy efficiency, electric vehicles, electrification of various industries, energy storage, and private generation sources, which generate electricity at the site of consumption and are becoming increasingly cost-competitive;
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
•the cost and availability of transmission capacity required for the energy generated by Ameren Missouri’s energy centers or required to satisfy our energy sales;
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
•business, economic, geopolitical, and capital market conditions, including tariffs or trade wars, evolving federal regulatory priorities, and the impact of such conditions on interest rates, inflation, and investments;
•the impact of inflation or a recession on our customers and suppliers and the related impact on our results of operations, financial position, and liquidity;
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
•the ability to maintain system reliability during and after the transition to clean energy generation by Ameren Missouri and the electric utility industry as well as Ameren Missouri’s ability to meet generation capacity obligations;
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
•labor disputes, work force reductions, our ability to attract and retain professional and skilled-craft employees, changes in future wage and employee benefits costs, including those resulting from changes in discount rates, mortality tables, returns on benefit plan assets, and other assumptions;
•the impact of negative opinions of us or our utility services that our customers, investors, legislators, regulators, creditors, rating agencies or other stakeholders may have or develop, which could result from a variety of factors, including failures in system reliability, failure to implement our investment plans or to protect sensitive customer information, increases in rates, negative media coverage, or concerns about company policies or practices;
•the impact of adopting new accounting and reporting guidance;
•the effects of strategic initiatives, including mergers, acquisitions, and divestitures;
•legal and administrative proceedings;
•pandemics or other significant global health events, and their impacts on our results of operations, financial position, and liquidity;

•the impacts of the Russian invasion of Ukraine and conflicts in the Middle East, related sanctions imposed by the United States and other governments, and any broadening of these or other global conflicts, including potential impacts on the cost and availability of fuel, natural gas, enriched uranium, and other commodities, materials, and services; and
•the inability of our counterparties to perform their obligations, disruptions in the capital and credit markets, prolonged government shutdowns or defunding, acts of sabotage or terrorism, including cyberattacks and physical attacks, and other impacts on business, economic, and geopolitical conditions, including inflation, tariffs, trade wars, or recession.
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

An illustration of the Ameren Companies’ reporting structures is provided below:

KEY
Legal Entity
Ameren Reportable Segment
Ameren Illinois Reportable Segment
Ameren
Ameren Missouri (a)
Ameren Illinois
Ameren Services & Other Entities
Ameren Illinois Electric Distribution
Ameren Illinois Natural Gas
Ameren Illinois Transmission
ATXI
Ameren Transmission (b)

(a)    Ameren Missouri consolidates AMF, which is wholly owned by Ameren Missouri.
(b)    The Ameren Transmission segment also includes allocated Ameren (parent) interest charges, as well as other subsidiaries engaged in electric transmission project development and investment.
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

The following table summarizes the key terms of the rate orders in effect for customer billings for each of Ameren’s utilities as of January 1, 2025, except as noted:

	Rate Regulator	Effective Rate Order Issued In	Rates Effective	Allowed ROE	Percent of Common Equity	Rate Base (in billions)	Portion of Ameren’s 2024 Operating Revenues(a)
Ameren Missouri
Electric service(b)	MoPSC	June 2023	July 2023	(c)	(c)	(c)	50%
Natural gas delivery service	MoPSC	December 2021	February 2022	(d)	(d)	$0.3	2%
Ameren Illinois
Electric distribution delivery service(e)	ICC	December 2024	(e)	8.72%	50.00%	(e)	27%
Natural gas delivery service(f)	ICC	November 2023	November 2023	9.44%	50.00%	$2.8	12%
Electric transmission service(g)	FERC	(g)	January 2025	10.48%	54.91%	$4.4	6%
ATXI
Electric transmission service(g)	FERC	(g)	January 2025	10.48%	60.08%	$1.6	3%
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
(e)In December 2024, the ICC issued an order in Ameren Illinois’ MYRP proceeding. The order approved an average annual rate base for 2024, 2025, 2026, and 2027 of $4.2 billion, $4.4 billion, $4.6 billion, and $4.8 billion, respectively. Rate changes consistent with the December 2024 order became effective in late December 2024. Under an MYRP, Ameren Illinois will reconcile its actual revenue requirement, as adjusted for certain cost variations, to ICC-approved electric distribution service rates on an annual basis, subject to a reconciliation cap. The reconciliation cap limits the annual adjustment to 105% of the annual revenue requirement approved by the ICC.
(f)This rate order was based on a 2024 future test year.
(g)Transmission rates are updated annually and become effective each January. They are determined by a company-specific, forward-looking formula ratemaking framework based on each year’s forecasted information. The 10.48% return, which includes a 50-basis-point incentive adder for participation in an RTO, is based on the FERC’s October 2024 order.
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
Operation of Ameren Missouri’s Callaway Energy Center is subject to regulation by the NRC. The license for the Callaway Energy Center expires in 2044. Ameren Missouri’s hydroelectric Osage Energy Center and pumped-storage hydroelectric Taum Sauk Energy Center, as licensed projects under the Federal Power Act, are subject to FERC regulations affecting, among other aspects, the general operation and maintenance of the projects. The licenses for the Osage Energy Center and the Taum Sauk Energy Center expire in 2047 and 2044, respectively. Ameren Missouri’s Keokuk Energy Center and its dam on the Mississippi River between Hamilton, Illinois, and Keokuk, Iowa, are operated under authority granted by an Act of Congress in 1905. The Keokuk Energy Center dam safety program is regulated by the Illinois Department of Natural Resources.
For additional information on regulatory matters, see Note 2 – Rate and Regulatory Matters, Note 9 – Callaway Energy Center, and Note 14 – Commitments and Contingencies under Part II, Item 8, of this report.
Environmental Matters
Our electric generation, transmission, and distribution and natural gas distribution and storage operations must comply with a variety of statutes and regulations relating to the protection of the environment and human health and safety. These environmental statutes and regulations are comprehensive and include the storage, handling, and disposal of waste materials and hazardous substances, emergency planning and response requirements, limitations and standards applicable to discharges from our facilities into the air or water that are enforced through permitting requirements, and natural resource protection laws, including those related to endangered species. Federal and state authorities periodically review and modify existing regulations and adopt new regulations, which may impact our planning process and the ultimate implementation of these or other new or revised regulations. Recent and potential new executive orders issued by the current federal administration as well as local and state land use requirements can also impact our planning activities.
For discussion of environmental matters, including NOx and SO2 emission reduction requirements, regulation of CO2 emissions, wastewater discharge standards, remediation efforts, and CCR management regulations, and a discussion of litigation against Ameren Missouri with respect to NSR, the Clean Air Act, and Missouri law in connection with projects at Ameren Missouri’s Rush Island Energy Center, see Note 14 – Commitments and Contingencies under Part II, Item 8, of this report.
TRANSMISSION
Ameren owns an integrated transmission system that is composed of the transmission assets of Ameren Missouri, Ameren Illinois, and ATXI. Ameren also operates two MISO balancing authority areas: AMMO and AMIL. The AMMO balancing authority area includes the load and most energy centers of Ameren Missouri, and had a peak demand of 7,560 MWs in 2024. The AMIL balancing authority area includes the load of Ameren Illinois and certain Ameren Missouri energy centers located in Illinois, and had a peak demand of 8,479 MWs in 2024. The Ameren transmission system directly connects with 15 other balancing authority areas for the exchange of electric energy.
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
SUPPLY OF ELECTRIC POWER
Capacity
Ameren Missouri sells all of its capacity to the MISO and purchases the capacity it needs to supply its native load sales from the MISO. Ameren Illinois purchases capacity from the MISO and through bilateral contracts resulting from IPA procurement events. In 2022, the FERC issued an order approving changes to the annual MISO capacity auction. Historically, the auctions were designed to cover annual peak demand plus a target reserve margin. Beginning with the April 2023 auction for the June 2023 to May 2024 planning year, auctions include four seasonal load forecasts and available capacity levels and are designed to cover each season’s peak demand plus a target reserve margin. The seasonal auction structure was established to help to address variability in resources as the MISO begins to rely more heavily on renewable generation.
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
Ameren Missouri files a long-term nonbinding preferred resource plan with the MoPSC every three years. The most recent preferred resource plan was filed in September 2023. Ameren Missouri expects to file a notice of change in its preferred resource plan with the MoPSC in February 2025 to address new load growth opportunities resulting from entities in various industries, including data center and manufacturing, that are considering either locating or expanding their operations within Ameren Missouri’s service territory. The 2025 Change to the 2023 PRP is expected to include, among other things, the following:

•adding 1,600 MWs of natural gas-fired simple-cycle generation by 2030, which includes the 800-MW Castle Bluff Natural Gas Project discussed in Note 2 – Rate and Regulatory Matters under Part II, Item 8, of this report, and an additional 1,200 MWs by 2043;
•adding 2,100 MWs of natural gas-fired combined-cycle generation by 2035 and an additional 1,200 MWs by 2040;
•adding 3,200 MWs of renewable generation by 2030, which includes the 900 MWs of solar generation projects discussed in Note 2 – Rate and Regulatory Matters under Part II, Item 8, of this report, and an additional 1,500 MWs by 2035;
•adding 1,000 MWs of battery storage by 2030 and an additional 800 MWs by 2042;
•adding 1,500 MWs of nuclear generation by 2040;
•retiring all of Ameren Missouri’s coal-fired energy centers by 2042;
•retiring 1,800 MWs of Ameren Missouri’s natural gas-fired energy centers by 2040 to comply with Illinois law;
•the continued implementation of customer energy-efficiency and demand response programs; and
•the expectation that Ameren Missouri will seek and receive NRC approval for an extension of the operating license for the Callaway Energy Center beyond its current 2044 expiration date.
The addition of renewable, natural gas-fired, or nuclear generation facilities is subject to obtaining necessary project approvals, including FERC approval and the issuance of a CCN by the MoPSC, as applicable. Ameren Missouri would be adversely affected if the MoPSC does not allow recovery of the remaining investment and decommissioning costs associated with the retirement of an energy center, as well as the ability to earn a return on that remaining investment and those decommissioning costs. The next preferred resource plan is required to be filed by October 2026.
Ameren Missouri continues to evaluate its longer-term needs for new generating capacity. The need for investment in new sources of energy is dependent on several key factors, including continuation of and customer participation in energy-efficiency programs, the amount of distributed generation from customers, load growth, including demand from data centers, technological advancements, costs of generation alternatives, environmental regulation of coal-fired and natural gas-fired power plants, changes in United States energy policy and priorities under the current federal administration, and state renewable energy requirements, which could lead to the retirement of current baseload assets before the end of their current useful lives or alterations in the way those assets operate, which could result in increased capital expenditures and/or increased operations and maintenance expenses. Because of the significant time required to plan, acquire permits for, and build a baseload energy center, Ameren Missouri continues to study alternatives and to take steps to preserve options to meet future demand. Steps include evaluating the potential for further diversification of Ameren Missouri’s generation portfolio through renewable energy generation, including wind and solar generation, natural gas-fired generation, including the potential to switch to hydrogen fuel and/or blend hydrogen fuel with natural gas and install carbon capture technology, extending the operating license for the Callaway Energy Center, additional customer energy-efficiency and demand response programs, distributed energy resources, and energy storage.
Missouri law required Ameren Missouri to offer solar rebates through December 2023 and currently requires Ameren Missouri to offer net metering to certain customers that install renewable generation at their premises. The difference between the cost of the solar rebates and the amount set in base rates was deferred as a regulatory asset or liability under the RESRAM, and earns carrying costs at short-term interest rates. Customers that elect to enroll in net metering are allowed to net their generation against their distribution usage within each billing month.
Ameren Illinois
In Illinois, while electric transmission and distribution service rates are regulated, power supply prices are not. Although electric customers are allowed to purchase power from an alternative retail electric supplier, Ameren Illinois is required to be the provider of last resort for its electric distribution customers. In 2024, 2023, and 2022, Ameren Illinois procured power on behalf of its customers for 25%, 28%, and 28%, respectively, of its total kilowatthour sales. Power purchased by Ameren Illinois for its electric distribution customers who do not elect to purchase their power from an alternative retail electric supplier comes either through procurement processes conducted by the IPA or through markets operated by the MISO. The IPA administers an RFP process through which Ameren Illinois procures its expected supply. The purchased power and related procurement costs incurred by Ameren Illinois are passed directly to its electric distribution customers through a cost recovery mechanism. Transmission costs are charged to customers who purchase electricity from Ameren Illinois through a cost recovery mechanism. The purchased power, power procurement, and transmission costs are reflected in Ameren Illinois Electric Distribution’s results of operations, but do not affect Ameren Illinois Electric Distribution’s earnings because these costs are offset by corresponding revenues. Ameren Illinois charges distribution service rates to electric distribution customers who purchase electricity, regardless of supplier, which does affect Ameren Illinois Electric Distribution’s earnings.
Pursuant to the CEJA, Ameren Illinois is required to file a Grid Plan with the ICC every four years. In December 2024, the ICC issued an order approving Ameren Illinois’ revised Grid Plan under its MYRP proceeding for electric distribution service for 2024 through 2027. For additional information regarding Ameren Illinois’ MYRP proceeding, see Note 2 – Rate and Regulatory Matters under Part II, Item 8, of this report. The Grid Plan outlines how Ameren Illinois expects to invest in electric distribution infrastructure in order to support grid modernization, clean energy, energy efficiency, and the state of Illinois’ renewable energy, equity, climate, electrification, and environmental goals. Ameren Illinois’ next Grid Plan is required to be filed by mid-January 2026.
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
POWER GENERATION
Ameren Missouri owns energy centers that rely on a diverse fuel portfolio, including coal, nuclear, and natural gas, as well as renewable sources of generation. Both of Ameren Missouri’s coal-fired energy centers were constructed prior to 1978. As of December 31, 2024, Ameren Missouri’s coal-fired energy centers represented 6% and 11% of Ameren’s and Ameren Missouri’s rate base, respectively. The Callaway Energy Center began operation in 1984 and is licensed to operate until 2044. Ameren Illinois operates two solar generation facilities, which are two of three pilot solar projects Ameren Illinois is allowed to invest in under the CEJA. The third solar generation facility is planned to be placed in service before the end of 2026. See Item 2 – Properties under Part I of this report for information regarding our energy centers.
Coal
Ameren Missouri has an ongoing need for coal as fuel for generation, and pursues a price-hedging strategy consistent with this requirement. Ameren Missouri has agreements in place to purchase and transport coal to its energy centers. While Ameren Missouri has minimum purchase obligations associated with these agreements, the majority of these agreements are not associated with any specific coal-fired energy center. Ameren Missouri burned approximately 10.7 million tons of coal in 2024. For information regarding the percentages of Ameren Missouri’s projected required supply of coal and coal transportation that are price-hedged through 2029, see Commodity Price Risk under Part II, Item 7A, of this report.
About 97% of Ameren Missouri’s coal is purchased from the Powder River Basin in Wyoming, which has a limited number of suppliers. The remaining coal is typically purchased from the Illinois Basin. Targeted coal inventory levels may be adjusted because of generation levels or uncertainties of supply due to delays in coal deliveries, equipment breakdowns, and other factors. Deliveries from the Powder River Basin have occasionally been restricted because of rail congestion, staffing and equipment issues, infrastructure maintenance, derailments, weather, and supplier financial hardship. Delays and disruptions in coal deliveries could cause Ameren Missouri to pursue a strategy that could include reducing off-system sales of power during low-earning periods, buying higher-cost fuels to generate required electricity, and purchasing power from other sources.
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
Renewable
Ameren Missouri operates several renewable energy centers, which includes hydroelectric, wind, methane gas, and solar energy centers. The High Prairie and Atchison energy centers are wind generation facilities. The Huck Finn, Boomtown, and Cass County energy centers are solar generation facilities. The Osage and Keokuk energy centers generate electricity using hydroelectric dams located on the Lake of the Ozarks and the Mississippi River, respectively. The Maryland Heights Energy Center generates electricity by burning methane gas collected from a landfill.
RENEWABLE ENERGY AND ZERO EMISSION STANDARDS
Missouri and Illinois laws require electric utilities to include renewable energy resources in their portfolios. Ameren Missouri and Ameren Illinois satisfied their renewable energy portfolio requirements in 2024, pending regulatory review by the MoPSC for Ameren Missouri.

Ameren Missouri
In Missouri, utilities are required to purchase or generate electricity equal to at least 15% of native load sales from renewable energy sources, with at least 2% of the requirement derived from solar energy. The requirement is subject to an average 1% annual limit on increases to customer rates over any 10-year period. For renewable generation facilities located in Missouri, 125% of the electricity generated counts towards meeting the requirement. Ameren Missouri expects to satisfy the requirement in 2025 with its High Prairie, Atchison, Huck Finn, Keokuk, Maryland Heights, and other solar energy centers, along with other renewable energy credits purchased by Ameren Missouri, including solar-generated renewable energy credits purchased from customer-installed systems.
Ameren Illinois
In accordance with Illinois law, Ameren Illinois is required to collect funds from all electric distribution customers to fund IPA procurement events for renewable energy credits. The amount set by law and required to be collected from customers by Ameren Illinois is capped at $4.58 per MWh. The IPA establishes its long-term renewable resources procurement plans in a filing made every two years. In February 2024, the ICC approved the IPA’s latest long-term renewable resources procurement plan, which established the 2024 and 2025 renewable energy credit procurement targets. Based on IPA procurement events that align with the IPA’s plan, Ameren Illinois has contractual commitments to purchase approximately 1.6 million wind renewable energy credits per year and approximately 3.6 million solar renewable energy credits per year. Ameren Illinois has also entered into contracts, ending in 2032, to purchase approximately 0.6 million wind renewable energy credits per year. Pursuant to the CEJA, if funds collected from customers are not used to procure renewable energy credits, they would be refunded to customers pursuant to an annual reconciliation proceeding, the first of which was approved by the ICC in January 2025, which was the June 2017 through May 2018 reconciliation period, and did not result in refunds to customers. Based on amounts collected from customers and obligations under the program, the June 2018 through May 2019 reconciliation period is not expected to result in refunds to customers, pending review by the ICC.
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
CUSTOMER ENERGY-EFFICIENCY PROGRAMS
Ameren Missouri and Ameren Illinois have implemented energy-efficiency programs to educate their customers and to help them become more efficient energy consumers. These programs provide incentives to customers for installing newer, more efficient technology, and for using energy in a more conservation-minded manner. As a component of the energy-efficiency programs, Ameren Missouri and Ameren Illinois have invested in electric smart meters to provide customers more visibility to their energy consumption and facilitate more efficient use of energy. As of December 31, 2024, Ameren Missouri and Ameren Illinois have completed the transition to smart meters, which have been installed for nearly all electric and natural gas customers.
Ameren Missouri
In Missouri, the Missouri Energy Efficiency Investment Act established a rider that, among other things, allows electric utilities to recover costs with respect to MoPSC-approved customer energy-efficiency programs. The law requires the MoPSC to ensure that a utility’s financial incentives are aligned to help customers use energy more efficiently, to provide timely cost recovery, and to provide earnings opportunities associated with cost-effective energy-efficiency and demand response programs. Missouri does not have a law mandating energy-efficiency or demand response programs.
In November 2024, the MoPSC issued an order approving a nonunanimous stipulation and agreement for Ameren Missouri’s MEEIA 2025 plan, which includes a portfolio of customer energy-efficiency and demand response programs, along with the continued use of the MEEIA rider. Ameren Missouri intends to invest $51 million annually in 2025 and 2026 and $22 million in 2027 for customer energy-efficiency and demand response programs. In addition, the order approved performance incentives applicable to each plan year to earn revenues by achieving certain spending and demand response goals. If 100% of the goals are achieved in 2025, 2026, and 2027, Ameren Missouri would earn performance incentive revenues of $5 million, $5 million, and $2 million, respectively. Through 2024, Ameren Missouri has invested approximately $415 million in MEEIA 2019 customer energy-efficiency and demand response programs.
The MEEIA rider allows Ameren Missouri to collect from customers its actual program costs, lost electric revenues, and any performance incentive, without a traditional regulatory rate review, subject to MoPSC prudence reviews, until lower volumes resulting from the MEEIA programs are reflected in base rates. Customer rates, based upon both forecasted program costs and lost electric revenues and collected via the MEEIA rider, are reconciled annually to actual results.
Ameren Illinois
Pursuant to Illinois law, Ameren Illinois offers customer energy-efficiency programs, and is subject to electric energy-efficiency savings goals and a maximum annual amount of investment in electric energy-efficiency programs. Ameren Illinois’ planned investments in electric energy-efficiency programs is approximately $120 million in 2025 and approximately $125 million annually from 2026 to 2029. Every four years, Ameren Illinois is required to file a four-year electric energy-efficiency plan with the ICC. In June 2022, the ICC issued an order approving Ameren Illinois’ electric and natural gas energy-efficiency plans for 2022 through 2025, as well as regulatory recovery mechanisms. The order authorized electric and natural gas energy-efficiency program expenditures of $476 million and $66 million, respectively, over the four-year period. Ameren Illinois is required to file an updated four-year electric energy-efficiency plan with the ICC by March 2025.
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
NATURAL GAS SUPPLY FOR DISTRIBUTION
Ameren Missouri and Ameren Illinois are responsible for the purchase and delivery of natural gas to their customers. Ameren Missouri and Ameren Illinois each develop and manage a portfolio of natural gas supply resources. These resources include firm natural gas supply agreements, firm interstate and intrastate transportation capacity, firm no-notice storage capacity leased from interstate pipelines, and on-system storage facilities to maintain natural gas deliveries to customers throughout the year and especially during peak demand periods. Ameren Missouri and Ameren Illinois primarily use Panhandle Eastern Pipe Line Company, Trunkline Gas Company, Natural Gas Pipeline Company of America, Mississippi River Transmission Corporation, Northern Border Pipeline Company, MoGas Pipeline, and Texas Eastern Transmission Corporation interstate pipeline systems to transport natural gas to their systems. In addition to transactions requiring physical delivery, certain financial instruments, including those entered into in the over-the-counter financial markets, are used to hedge the price paid for natural gas. Natural gas supply costs are passed on to customers of Ameren Missouri and Ameren Illinois under PGA clauses, subject to prudence reviews by the MoPSC and the ICC. For information regarding the percentage of Ameren Missouri’s and Ameren Illinois’ projected remaining natural gas supply requirements that are price-hedged through 2029, see Commodity Price Risk under Part II, Item 7A, of this report.
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
HUMAN CAPITAL MANAGEMENT
The execution of Ameren’s core strategy to invest in rate-regulated energy infrastructure, enhance regulatory frameworks and advocate for responsible policies, and optimize operating performance to capitalize on opportunities to benefit our customers, communities, shareholders, and the environment is driven by the capabilities and engagement of our workforce. Ameren’s workforce strategy is designed to promote a skilled workforce that is well-prepared to deliver on Ameren’s mission (To Power the Quality of Life) and vision (Leading the Way to a Sustainable Energy Future), both today and in the future. Our workforce strategy is anchored in four key pillars: Culture, Leadership, Talent, and Rewards, which are discussed further below. Foundational to our workforce strategy are our core competencies of:

•Be Strategic •Continuously Improve •Deliver Results	•Engage Respectfully •Foster Collaboration •Think Customer
Ameren’s chief executive officer and chief human resources officer, with the support of other leaders of the Ameren Companies, are responsible for developing and executing our workforce strategy. In addition to reviewing and determining the Ameren Companies’

compensation practices and policies for the chief executive officer and other executive officers, the Human Resources Committee of Ameren’s board of directors is responsible for oversight of Ameren’s human capital management practices and policies. The Human Resources Committee and Ameren’s board of directors are updated regularly on human capital matters.
Culture
We strive to cultivate a mission-driven, values-based culture that enables the sustainable execution of our core strategy.
We design our human capital management practices and policies to reinforce our values, shape our culture, and drive employee engagement. In doing so, we strive to align our employees to our mission and vision, improve safety, continuously improve operating performance, attract and retain top talent, and recognize employee contributions, among other things. We assess employee engagement through a variety of channels. As a part of our assessment, we conduct confidential employee engagement surveys to identify areas of strength and opportunities for improvement in our employees’ experience, and take actions aimed at increasing employee engagement. We also offer flexible work arrangements, such as permitting certain employees to work from alternate locations or to make adjustments to an employee’s daily work hours, among other things, complemented by our work to advance the digital enablement of our workforce, and have enhanced our facilities and workforce policies and practices to increase collaboration and productivity.
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
Leadership
Ameren’s leaders play a critical role in setting and executing Ameren’s strategic initiatives, modeling our values and culture, and engaging and enabling the workforce. As such, we seek to develop a strong leadership team with a variety of experiences and perspectives. Management engages in an extensive succession planning process annually, which includes the involvement of Ameren’s board of directors. We develop our leaders both individually, through job rotations, mentoring and sponsorships, work experiences, and leadership development programs, and as a team. Throughout the year, we offer a variety of forums intended to connect our leaders to our mission, values, strategy and culture, and build leadership skills and capabilities. In addition, we evaluate our organizational structure and make adjustments and expand roles to facilitate execution of our strategy and organizational efficiency.
Talent
In order to attract and retain a skilled and highly qualified workforce, we provide opportunities for employees to expand their knowledge and skill sets, and we support their career development. Our onboarding efforts are designed to ensure early engagement, including the opportunity to participate in mentoring programs. Additionally, employees are encouraged to participate in technical, professional, and leadership development opportunities, and outreach initiatives to engage with the communities that we serve, among other things. As our business needs change, we remain focused on ensuring that our workforce has the tools and skills necessary to deliver on our strategic initiatives.
Our talent management initiatives include a wide range of recruiting partnerships and programs, designed to engage a variety of career seekers. We have established programs to recruit early and mid-career talent to further enhance our workforce pipelines. These programs include skilled craft education and training for individuals interested in skilled craft roles, an intern/co-op program that serves as a pipeline for STEM-related careers, a program for individuals transitioning from military service, and an early career rotation program.
Workforce
The majority of our workforce is comprised of skilled-craft and STEM-related professional and technical employees. Our workforce has been stable, with a total attrition rate of 7% in 2024. The majority of employee attrition is attributable to employee retirements, generally allowing for thoughtful workforce and succession planning in advance of these planned transitions. The following table presents our employee count and their average tenure as of December 31, 2024, and the attrition rate in 2024:

	Employee Count	Average Tenure (in years)	Attrition Rate
Ameren	8,981	13	7%
Ameren Missouri	3,830	14	6%
Ameren Illinois	3,108	13	6%
Ameren Services	2,043	11	10%

The following table presents Ameren’s employees by generation as of December 31, 2024:

Generation Description	Ameren	Ameren Missouri	Ameren Illinois	Ameren Services
Baby Boomer (birth years between 1946 and 1964)	11%	11%	10%	11%
Generation X (birth years between 1965 and 1980)	40%	40%	40%	42%
Millennials (birth years between 1981 and 1996)	42%	41%	43%	40%
Generation Z/Post Millennial (birth years after 1997)	7%	8%	7%	7%
Collective bargaining units at Ameren’s subsidiaries consist of the International Brotherhood of Electrical Workers, the International Union of Operating Engineers, the Laborer’s International Union of North America, the United Association of Plumbers and Pipefitters, and the United Government Security Officers of America. As of December 31, 2024, these labor unions collectively represented 46%, 59%, 55%, and 10% of the employees at Ameren, Ameren Missouri, Ameren Illinois, and Ameren Services, respectively. The Ameren Companies expect continued constructive relationships with their respective labor unions. The Ameren Missouri collective bargaining unit contracts expire in 2025 and 2026, and cover 4% and 96% of represented employees, respectively. The Ameren Illinois collective bargaining unit contracts expire in 2026 and 2027, and cover 92% and 8% of represented employees, respectively.
Rewards
The primary objective of our rewards program is to provide a total rewards package that attracts and retains a talented workforce and reinforces strong performance in a financially sustainable manner. Management continuously evaluates our core benefits in an effort to create a market-competitive, performance-based, shareholder-aligned total rewards package with a view towards balancing employee value and financial sustainability. We recognize that the rewards package required to attract and retain talent over the long term is about more than pay and benefits; it is about the total employee experience and support of their overall well-being. In addition to base salary, medical benefits, and retirement benefits, including pension for substantially all employees and 401(k) savings, our total rewards package includes short-term incentives and long-term stock-based compensation for certain employees. Further, we offer our employees various programs that encourage overall well-being, including wellness and employee assistance programs. We strive to provide a competitive and sustainable rewards package that supports our ability to attract, engage, and retain a talented and highly qualified workforce, while at the same time reinforcing and rewarding strong performance.
INDUSTRY ISSUES
We are facing issues common to the electric and natural gas utility industry, as well as new and emergent issues impacting the industry as a whole. These issues include:
•the potential for changes in laws, regulations, enforcement efforts, and policies at the federal, state, and international levels, including but not limited to, complex new and proposed environmental laws, such as air and water quality standards, mercury emissions standards, limitations on the use of natural gas in generation, CCR management requirements, and potential CO2 limitations, which may limit, or result in the cessation of, the operation of electric generating units;
•corporate tax law changes, including the IRA, as well as additional interpretations, regulations, amendments, or technical corrections that affect the amount and timing of income tax payments or the transferability of production and investment tax credits, reduce or limit the ability to claim certain deductions and use carryforward tax benefits and/or credits, or result in rate base reductions;
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
•the impacts from new data centers expected to be constructed over the next several years, including increased competition among utilities, independent power producers and non-traditional market entrants, providing generation and resource adequacy to support the projected load growth, and managing the impact on customer rates;
•the impact and effectiveness of vegetation management programs;
•the potential for reliability issues due to inadequate resources resulting from the retirement of fossil-fuel-fired generation facilities as they are replaced with renewable energy generation sources, increasing load growth, and market inefficiencies related to prices for purchased power, capacity, and ancillary services, and other factors;
•the need to place new transmission and generation facilities in service, which is dependent upon timely regulatory approvals and the availability of necessary labor and materials, among other things, to maintain grid reliability;
•pressure and uncertainty on customer growth and sales volumes in light of increased competition in the industry and economic conditions;

•the ability to recover and earn a fair return on investments due to changes in the allowed ROE, including ROE incentive adders on FERC-regulated electric transmission assets;
•the influence of macroeconomic factors on yields of United States Treasury securities and on the allowed ROE provided by regulators;
•regulatory lag;
•the availability of fuel, materials and supplies, and equipment, and the potential disruptions in supply chains and inflationary pressures or tariffs on the prices and availability of commodities, labor, services, materials and supplies, elevated interest rates, and impacts associated with extended recovery periods from customers;
•the availability of a skilled work force, including transferring the specialized knowledge of those who are nearing retirement to employees succeeding them;
•maintaining affordability of electric and natural gas utility services for customers, including the demand for access to renewable energy generation at rates acceptable to customers;
•the modernization of the electric grid to accommodate a two-way flow of electricity and increased capacity for distributed generation interconnection;
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
•scrutiny by investors and other stakeholders of industry practices;
•public concerns about nuclear decommissioning and the disposal of nuclear waste;
•industry challenges resulting from alleged or actual legal, regulatory or compliance failures, including in connection with lobbying and political activities or liabilities arising out of wildfires or other catastrophic events; and
•effects of mergers, acquisitions, and divestitures within the utility industry.
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

OPERATING STATISTICS
The following tables present key electric and natural gas operating statistics for Ameren for the past three years:

Electric Operating Statistics – Year Ended December 31,	2024	2023	2022
Electric Sales – kilowatthours (in millions):
Ameren Missouri:
Residential	13,041	12,839	13,915
Commercial	13,620	13,466	13,826
Industrial	4,096	3,977	4,090
Street lighting and public authority	65	71	76
Ameren Missouri retail load subtotal	30,822	30,353	31,907
Off-system sales	4,011	4,145	7,645
Ameren Missouri total	34,833	34,498	39,552
Ameren Illinois Electric Distribution(a):
Residential	10,945	10,774	11,708
Commercial	11,631	11,602	11,867
Industrial	10,949	10,740	10,981
Street lighting and public authority	386	385	410
Ameren Illinois Electric Distribution total	33,911	33,501	34,966
Eliminate affiliate sales	—	(30)	(190)
Ameren total	68,744	67,969	74,328
Electric Operating Revenues (in millions):
Ameren Missouri:
Residential	$1,638	$1,577	$1,578
Commercial	1,313	1,280	1,219
Industrial	311	306	290
Other, including street lighting and public authority	100	124	171
Ameren Missouri retail load subtotal	$3,362	$3,287	$3,258
Off-system sales and capacity	485	407	591
Ameren Missouri total	$3,847	$3,694	$3,849
Ameren Illinois Electric Distribution:
Residential	$1,254	$1,344	$1,325
Commercial	680	747	768
Industrial	178	186	199
Other, including street lighting and public authority	(23)	(59)	(36)
Ameren Illinois Electric Distribution total	$2,089	$2,218	$2,256
Ameren Transmission:
Ameren Illinois Transmission(b)	$564	$480	$424
ATXI	218	198	192
Eliminate affiliate revenues	(1)	(1)	(1)
Ameren Transmission total	$781	$677	$615
Other and intersegment eliminations	(177)	(150)	(139)
Ameren total	$6,540	$6,439	$6,581
(a)Sales for which power was supplied by Ameren Illinois as well as alternative retail electric suppliers. In 2024, 2023, and 2022, Ameren Illinois procured power on behalf of its customers for 25%, 28%, and 28%, respectively, of its total kilowatthour sales.
(b)Includes $119 million, $113 million, and $104 million in 2024, 2023, and 2022, respectively, of electric operating revenues from transmission services provided to Ameren Illinois Electric Distribution.

Electric Operating Statistics – Year Ended December 31,	2024	2023	2022
Ameren Missouri fuel costs (cents per kilowatthour generated)(a)	1.27 ¢	1.29 ¢	1.41 ¢
Source of Ameren Missouri energy supply:
Coal	50.5%	54.6%	61.6%
Nuclear	29.1	25.6	21.6
Hydroelectric	3.5	2.4	3.2
Wind	4.4	4.9	4.7
Natural gas	1.0	1.1	1.1
Methane gas and solar	0.2	0.2	0.2
Purchased power – wind	0.4	0.6	0.8
Purchased power – other	10.9	10.6	6.8
Ameren Missouri total	100.0%	100.0%	100.0%
(a)    Ameren Missouri fuel costs exclude $34 million, $72 million, and $(98) million in 2024, 2023, and 2022, respectively, for changes in FAC recoveries.

Natural Gas Operating Statistics – Year Ended December 31,	2024	2023	2022
Natural Gas Sales – dekatherms (in millions):
Ameren Missouri:
Residential	6	6	8
Commercial	3	3	4
Industrial	1	1	1
Transport	8	9	9
Ameren Missouri total	18	19	22
Ameren Illinois Natural Gas:
Residential	47	47	59
Commercial	14	14	18
Industrial	3	3	6
Transport	99	99	99
Ameren Illinois Natural Gas total	163	163	182
Ameren total	181	182	204
Natural Gas Operating Revenues (in millions):
Ameren Missouri:
Residential	$90	$100	$119
Commercial	37	46	56
Industrial	4	5	7
Transport and other	15	14	15
Ameren Missouri total	$146	$165	$197
Ameren Illinois Natural Gas:
Residential	$661	$657	$846
Commercial	166	164	221
Industrial	10	14	41
Transport and other	101	62	72
Ameren Illinois Natural Gas total	$938	$897	$1,180
Other and intercompany eliminations	(1)	(1)	(1)
Ameren total	$1,083	$1,061	$1,376
Rate Base Statistics – At December 31,	2024	2023	2022
Rate Base (in billions):
Electric transmission and distribution	$18.5	$17.5	$15.4
Natural gas transmission and distribution	3.3	3.2	2.9
Coal generation:
Labadie Energy Center	1.0	0.9	0.9
Sioux Energy Center	0.6	0.6	0.7
Rush Island Energy Center (retired in October 2024)	—	0.4	0.4
Coal generation total	1.6	1.9	2.0
Nuclear generation	1.5	1.5	1.5
Renewable generation (hydroelectric, wind, solar, methane gas)	2.4	1.4	1.5
Natural gas generation	0.4	0.3	0.3
Rate base total	$27.7	$25.8	$23.6

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
We are subject to federal, state, and local regulation. The extensive regulatory frameworks, some of which are more specifically identified in the following risk factors, regulate, among other matters, the electric and natural gas utility industries; the rate and cost structure of utilities, including an allowed ROE; the operation of nuclear power plants; the construction and operation of generation, transmission, and distribution facilities; the acquisition, disposal, depreciation and amortization of assets and facilities; the electric transmission system reliability; and wholesale and retail competition. In the planning and management of our operations, we must address the effects of existing and proposed laws and regulations and potential changes in our regulatory frameworks, including reinterpretation of such regulations, as well initiatives by federal and state legislatures, RTOs, utility regulators, and taxing authorities, and actions by local jurisdictions that may affect the constructing or siting of facilities. Significant changes in the nature of the regulation of our businesses, including expiration or discontinuation of, or significant changes to, existing regulatory mechanisms, and the current federal administration’s approach to United States energy policy and resultant changes in regulatory enforcement priorities, and/or evolving interpretations of existing regulatory requirements, could require changes to our business planning, strategy and management of our businesses and could adversely affect our results of operations, financial position, and liquidity. Failure to obtain adequate rates or regulatory approvals in a timely manner; failure to obtain necessary licenses or permits from regulatory authorities; the impact of new or modified laws, regulations, standards, interpretations, or other legal requirements; or increased compliance costs could adversely affect our results of operations, financial position, and liquidity.
The electric and natural gas rates that we are allowed to charge are determined through regulatory proceedings, which are subject to intervention and appeal. Rates are also subject to legislative actions, which are largely outside of our control. Certain events could prevent us from recovering our costs in a timely manner or at all, or from earning adequate returns on our investments.
The rates that we are allowed to charge for our utility services significantly influence our results of operations, financial position, and liquidity. The electric and natural gas utility industry is highly regulated. The utility rates charged to customers are determined by governmental entities, including the MoPSC, the ICC, and the FERC. Decisions by these entities are influenced by many factors, including the cost of providing service, the prudency of expenditures, the quality of service, regulatory staff knowledge and experience, customer intervention, and economic conditions, as well as social and political views. Decisions made by these governmental entities regarding customer rates are largely outside of our control. We are exposed to regulatory lag, including the impact of inflationary pressures, and cost disallowances to varying degrees by jurisdiction, which, if unmitigated, could adversely affect our results of operations, financial position, and liquidity. Rate orders are also subject to appeal, which creates additional uncertainty as to the rates that we will ultimately be allowed to charge for our services. From time to time, our regulators may approve riders or other recovery mechanisms that allow electric or natural gas rates to be adjusted without a traditional regulatory rate review. These mechanisms could be changed or terminated.

Ameren Missouri’s electric and natural gas utility rates and Ameren Illinois’ natural gas utility rates are typically established in regulatory proceedings that take up to 11 months to complete. Ameren Missouri’s electric and natural gas utility rates established in those proceedings are based on historical costs, revenues, and sales volumes. Ameren Illinois’ natural gas rates established in those proceedings are based on estimated future costs, revenues, and sales volumes. Effective for rates in 2024 through at least 2027, Ameren Illinois’ electric distribution rates have been established through an MYRP as discussed in the following risk factor. An MYRP includes a revenue requirement reconciliation, which may not allow for full recovery of actual costs due to a reconciliation cap. Thus, the rates that we are allowed to charge for utility services may not match our actual costs at any given time.
Rates include an allowed return on investments established by the regulator, including a return at the applicable WACC on rate base, and an amount for income taxes based on the currently applicable statutory income tax rates and amortization associated with excess deferred income taxes. Although rate regulation is premised on providing an opportunity to earn a reasonable rate of return on rate base, there can be no assurance that the regulator will determine that our costs were prudently incurred or that the regulatory process will result in rates that will produce full recovery of such costs or provide for an opportunity to earn a reasonable return on those investments. Ameren Missouri and Ameren Illinois, and the utility industry generally, have an increased need for cost recovery and to earn a return on investments, primarily driven by capital investments, which is likely to continue in the future. The resulting increase to the revenue requirement needed to recover such costs and earn a return on investments could result in more frequent regulatory rate reviews and requests for cost recovery mechanisms. Additionally, increasing rates could result in regulatory or legislative actions, as well as competitive or political pressures, all of which could adversely affect our results of operations, financial position, and liquidity.
In addition, in June 2024, the MoPSC issued a financing order authorizing the issuance of securitized utility tariff bonds by a wholly owned, special purpose subsidiary of Ameren Missouri to finance approximately $476 million of costs related to the accelerated retirement of the Rush Island Energy Center, which included the remaining unrecovered net plant balance associated with the facility, among other costs. Ameren Missouri will collect the amounts necessary to repay the bonds over approximately 15 years from the date of bond issuance. The securitized tariff bonds were issued in December 2024. The financing order also included a determination that the decision to retire the Rush Island Energy Center was reasonable and prudent. The MoPSC did not make a determination regarding the prudency of Ameren Missouri's prior actions that resulted in the adverse ruling in the NSR and Clean Air Act litigation discussed in Note 14 – Commitments and Contingencies under Part II, Item 8, of this report, however, claims regarding such actions could be considered in future regulatory proceedings. If future regulatory proceedings result in revenue reductions based on Ameren Missouri’s prior actions that resulted in the adverse ruling in the NSR and Clean Air Act litigation, it could have a material adverse effect on the results of operations, financial position, and liquidity of Ameren and Ameren Missouri.
In 2024 through at least 2027, electric distribution rates for Ameren Illinois are established through an MYRP, which are subject to ongoing regulatory and judicial proceedings and associated risks, and are subject to a reconciliation cap. Additionally, Ameren Illinois is subject to certain performance metrics that if not achieved would result in a reduction to the company’s allowed ROE.
The CEJA resulted in changes to the regulatory framework applicable to Ameren Illinois’ electric distribution business by giving Ameren Illinois the option to file an MYRP with the ICC or establish rates through a traditional regulatory rate review, among other things. An MYRP establishes rates for a four-year period, and Ameren Illinois has the option to file for an MYRP every four years. Ameren Illinois elected to file an MYRP for rates effective in 2024 through 2027. Under the MYRP, Ameren Illinois is allowed to reconcile its actual electric distribution revenue requirement, as adjusted for certain cost variations, to the ICC-approved revenue requirement on an annual basis, subject to a reconciliation cap. The reconciliation cap limits the annual adjustment to 105% of the annual revenue requirement approved by the ICC. Certain variations from forecasted costs are excluded from the reconciliation cap, including those associated with major storms; new business and facility relocations; changes in the timing of certain expenditures or investments into or out of the applicable calendar year; and changes in interest rates, income taxes, taxes other than income taxes, pension and other post-retirement benefits costs, and amortization of certain assets. The reconciliation cap also excludes costs recovered outside of base rates through riders. The actual revenue requirement for a particular year incorporates Ameren Illinois’ year-end rate base and actual capital structure for such year, provided that the resulting revenue requirement does not exceed the 105% reconciliation cap and the common equity ratio in such capital structure may not exceed that approved by the ICC in the MYRP. Ameren Illinois’ existing riders continue to be effective under the MYRP. In addition, the ICC determines the ROE applicable to each year of the four-year period. Economic conditions could result in the annual predetermined ROE becoming inadequate over the four-year period. Ameren Illinois has filed an appeal of the ICC-determined ROE for 2024 through 2027 to the Illinois Appellate Court for the Fifth Judicial District. For additional information on the appeal see Note 2 – Rate and Regulatory Matters under Part II, Item 8, of this report. Failure to limit capital expenditures and operation and maintenance expenses to amounts that maintain revenue requirements under the reconciliation cap limit would adversely affect Ameren’s and Ameren Illinois’ results of operations, financial position, and liquidity.
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
As a result of the election to use the PISA, Ameren Missouri’s electric service business is subject to a limitation on increasing the annual revenue requirement due to the inclusion of incremental PISA deferrals in the revenue requirement.
Pursuant to a Missouri law, Ameren Missouri’s PISA election was extended through December 2028 and an additional extension through December 2033 is allowed if requested by Ameren Missouri and approved by the MoPSC, among other things. This law also established a 2.5% annual limit on increases to the electric service revenue requirement used to set customer rates, compared to the revenue requirement established in the immediately preceding rate order, due to the inclusion of incremental PISA deferrals in the revenue requirement. The limitation is effective for revenue requirements approved by the MoPSC after January 1, 2024. Increased capital expenditures could cause incremental PISA deferrals to exceed the 2.5% limitation, and such amounts exceeding the 2.5% limitation would be excluded from recovery under future revenue requirements. Failure to limit capital investments to an amount which maintains PISA deferrals under the 2.5% limitation could adversely affect Ameren’s and Ameren Missouri’s results of operations, financial position, and liquidity.
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
Our electric generation, transmission, and distribution and natural gas distribution and storage operations must comply with a variety of statutes and regulations relating to the protection of the environment and human health and safety, including permitting programs implemented by federal, state, and local authorities. Such environmental laws regulate air emissions; protect water bodies; manage the handling and disposal of hazardous substances and waste materials; siting and land use requirements; and potential ecological impacts. Complex and lengthy processes are required to obtain and renew approvals, permits, and licenses for new, existing, or modified energy-related facilities. Additionally, the use and handling of various chemicals or hazardous materials require release prevention plans and emergency response procedures. Further, we are subject to risks from changing or conflicting interpretations of existing laws, modifications to existing laws, new laws, new or modified permit terms, and enforcement of environmental laws and permits by federal, state, and local authorities.
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
Environmental regulations have a significant impact on the electric utility industry and compliance with these regulations could be costly for Ameren Missouri, which operates coal-fired and natural gas-fired energy centers. As of December 31, 2024, Ameren Missouri’s coal-fired energy centers represented 6% and 11% of Ameren’s and Ameren Missouri’s rate base, respectively. Compliance obligations under the Clean Air Act include the NSPS, the MATS, emission allowance programs and the CSAPR, and the National Ambient Air Quality Standards, which are subject to periodic review for certain pollutants. Collectively, these regulations cover a variety of pollutants, such as SO2, particulate matter, NOx, mercury, toxic metals and acid gases, and CO2 emissions. Regulations implementing the Clean Water Act govern potential impacts from our operations on water bodies including wetlands subject to the Act, as well as evaluation of the ecological and biological impact of those operations. Implementation of the Clean Air Act and the Clean Water Act requirements typically occurs through the issuance of permits by state regulators or resource agencies, and capital expenditures associated with compliance could be significant. Coal-fired energy centers must comply with management and disposal requirements for coal ash under the Resource Conservation and Recovery Act and federal regulations known as the CCR Rule. Surface impoundments at Ameren Missouri’s coal-fired energy centers are subject to closure and groundwater monitoring requirements and the implementations of corrective measures if necessary. The individual or combined effects of compliance with existing and new environmental regulations could result in significant capital expenditures, increased operating costs, or the closure or alteration of operations at some of Ameren Missouri’s energy centers.
In April 2024, the EPA issued a final rule that sets CO2 emission standards for existing coal-fired and new natural gas-fired power plants based on the emissions expected from adoption of carbon capture technology and/or natural gas co-firing for coal-fired power plants and carbon capture technology for new natural gas-fired power plants. Affected power plants are required to comply with the rule through a phased-in approach or retire. Compliance with the new rule could be required as early as 2030 for certain existing coal-fired power plants and 2032 for certain new natural gas-fired power plants. In December 2024, the United States Court of Appeals for the District of Columbia Circuit heard arguments from various stakeholders including the EPA, environmental organizations, state attorney generals, and industry groups regarding the legal merits of the final rule. In February 2025, the EPA requested that the appellate court suspend the case for 60 days and not issue an opinion so the EPA can decide how to proceed. Ameren and Ameren Missouri estimate capital expenditures of approximately $580 million may be necessary to comply with the final rule assuming it is not revised or overturned. Ameren and Ameren Missouri are monitoring the legal challenges and assessing the impacts of the final rule and, at this time, cannot predict the final impacts on their results of operations, financial position, and liquidity.
Currently as required by the CEJA, Ameren Missouri's natural gas-fired energy centers in Illinois are subject to annual limits on emissions, including CO2 and NOx. Further reductions to emissions limits will become effective between 2030 and 2040, resulting in the closure of the Venice Energy Center by the end of 2029. The reductions could also limit the operations of Ameren Missouri's four other natural gas-fired energy centers located in the state of Illinois, and will result in their closure by 2040. These energy centers are utilized to support peak loads. Subject to conditions in the CEJA, these energy centers may be allowed to exceed the emissions limits in order to maintain reliability of electric utility service.
Ameren and Ameren Missouri have incurred, and expect to incur, significant costs with respect to environmental compliance and site remediation. New or revised environmental regulations, enforcement initiatives, or legislation could result in a significant increase in capital expenditures and operating costs, decreased revenues, penalties or fines, reduced operations or closure of some of Ameren Missouri’s coal-and natural gas-fired energy centers, which, in turn, could lead to increased liquidity and financing needs, and higher financing costs. Actions required to ensure that Ameren Missouri’s facilities and operations are in compliance with environmental laws could be prohibitively expensive for Ameren Missouri if the costs are not fully recovered through rates. Environmental laws could require Ameren Missouri to close or to alter significantly the operations of its energy centers. If Ameren Missouri requests recovery of capital expenditures and costs for environmental compliance through rates, the MoPSC could deny recovery of all or a portion of these costs, prevent timely recovery, or make changes to the regulatory framework in an effort to minimize rate volatility and customer rate increases. Capital expenditures and costs to comply with future legislation or regulations could result in Ameren Missouri closing coal-fired energy centers earlier than planned. If these costs are not recoverable through base rates or other regulatory mechanisms, it could lead to an impairment of assets and reduced revenues. Any of the foregoing could have an adverse effect on our results of operations, financial positions, and liquidity.
We are subject to business and financial risks related to the impact of climate change legislation, regulation, and emission reduction initiatives.
There is concern and activism among various external stakeholders, both nationally and internationally, about climate change, including public concerns about the potential environmental impacts from the combustion of fossil fuels, as well as pressure from public interest groups regarding limiting the use of natural gas. Also, state and local authorities have proposed restrictions on the use of natural gas, and the ICC is conducting a future of gas proceeding to explore issues involved with decarbonization of the natural gas distribution system in the state of Illinois. Further, federal, state, and local authorities, including the United States Congress, have considered initiatives to further restrict greenhouse gases to address global climate change, and the EPA previously announced plans to implement new climate change programs, including regulation of greenhouse gas emissions from the utility industry. Additionally, international agreements have in the past, and could again, lead to future federal or state legislation or regulations. In 2015, the United Nations Framework Convention on Climate Change reached consensus among approximately 190 nations on an agreement, known as the Paris Agreement, that establishes a framework for greenhouse gas mitigation actions by all countries, with a goal of holding the increase in global average temperature to below 2 degrees Celsius above pre-industrial levels and an aspiration to limit the increase to 1.5 degrees Celsius. In accordance with the new presidential administration’s approach to United States energy policy, in January 2025, the United States withdrew from the Paris Agreement. The current federal administration is expected to review, and has already revised, compliance requirements under a number of federal environmental regulatory programs; however, differences in energy policy priorities adopted by future federal administrations could result in additional greenhouse gas reduction requirements in the United States.
As a result of our diverse fuel portfolio, our emissions of greenhouse gases vary among our energy centers, but coal-fired power plants are significant sources of CO2 emissions. Future federal and state legislation or regulations that mandate limits on the emission of, or impose taxation on, greenhouse gases could result in a significant increase in capital expenditures and operating costs, decreased revenues, penalties or fines, or reduced operations of some of Ameren Missouri’s coal- and natural gas-fired energy centers, which, in turn, could lead to increased liquidity and financing needs, and higher financing costs. Moreover, to the extent Ameren Missouri requests recovery of these costs through rates, its regulators might deny some or all of, or defer timely recovery of, these costs. Excessive costs to comply with future legislation or regulations related to climate change might force Ameren Missouri to close its remaining coal-fired energy centers earlier than planned, which could lead to possible loss on abandonment and reduced revenues. As a result, mandatory limits could have a material adverse impact on Ameren’s and Ameren Missouri’s results of operations, financial position, and liquidity.

Ameren is targeting net-zero carbon emissions by 2045, as well as a 60% reduction by 2030 and an 85% reduction by 2040 based on 2005 levels in a safe, reliable, and affordable manner. Ameren’s goals include both reduction of direct emissions from operations (scope 1), as well as electricity usage at Ameren buildings (scope 2), including other greenhouse gas emissions of methane, nitrous oxide, and sulfur hexafluoride. Achievement of these targets is dependent on many factors, including the pace and extent of development and deployment of low- to zero-carbon energy technologies and carbon capture technologies, the cost of those technologies, and support of such technologies by regulators; natural gas prices; new transmission infrastructure; the ability to maintain system reliability during and after the transition to clean energy generation; and constructive energy and economic policies, including those that address investment in energy infrastructure, global climate change, incentives for clean energy technologies, and environmental regulations. Additional factors associated with operational risks for the construction and acquisition of electric and natural gas infrastructure may also affect the achievement of these goals, as further discussed below. The strategy to achieve these goals also relies on continuing to pursue a diverse portfolio, including low-carbon and carbon-free resources and energy-efficiency resources; continuing to participate in efforts to help advance the development of technologies such as carbon capture and sequestration; the use of hydrogen fuel for electric production and energy storage, next generation nuclear, and large-scale long-cycle battery energy storage; and constructively engaging with legislators, regulators, investors, customers, and other stakeholders to support outcomes leading to a net-zero future.
We are subject to regulatory compliance and proceedings, which could result in increasing costs, regulatory penalties, and/or other sanctions.
We are subject to FERC regulations, rules, and orders, including standards required by the NERC. As owners and operators of bulk power transmission systems and electric energy centers, we are subject to mandatory NERC reliability standards, including cybersecurity standards. In addition, our natural gas transmission, distribution, and storage facilities systems are subject to PHMSA rules and regulations. Compliance with these reliability standards, rules, and regulations may subject us to higher operating costs and may result in increased capital expenditures. We may also incur higher operating costs to comply with potential new executive orders, regulations, or reinterpretations of existing regulations issued by these regulatory bodies. If we were found not to be in compliance with these mandatory NERC reliability standards, PHMSA rules and regulations, or FERC regulations, rules, and orders, we could incur substantial monetary penalties and other sanctions, which could adversely affect our results of operations, financial position, and liquidity. The FERC can impose civil penalties of approximately $1.6 million per violation per day for violation of its regulations, rules, and orders, including mandatory NERC reliability standards. The FERC also conducts audits and reviews of Ameren Missouri’s, Ameren Illinois’, and ATXI’s accounting records to assess the accuracy of their respective formula ratemaking process, and it can require refunds to be issued to customers for previously billed amounts, with interest.
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
OPERATIONAL RISKS
The construction and acquisition of, and capital improvements to, electric and natural gas utility infrastructure, along with Ameren Missouri’s ability to implement its Smart Energy Plan and its 2025 Change to the 2023 PRP, involve substantial risks.
We expect to make significant capital expenditures to maintain and improve our electric and natural gas utility infrastructure and to comply with existing environmental regulations. We estimate that we will invest up to $27.4 billion (Ameren Missouri – up to $17.5 billion; Ameren Illinois – up to $7.0 billion; ATXI – up to $2.9 billion) of capital expenditures from 2025 through 2029. For additional information on these estimates, see Liquidity and Capital Resources – Capital Expenditures in Management’s Discussion and Analysis of Financial Condition and Results of Operations under Part II, Item 7, of this report. Investments in Ameren’s rate-regulated operations are expected to be recoverable from customers, but they are subject to prudence reviews and are exposed to regulatory lag of varying degrees by jurisdiction.
Our ability to complete construction projects successfully within projected estimates, including schedule, performance, and/or cost, and to implement Ameren Missouri’s Smart Energy Plan, which may include acquisition of generation facilities after they are constructed, is contingent upon many factors and subject to substantial risks. These factors include, but are not limited to, the following: project management expertise; the ability of suppliers, contractors, and developers to meet contractual commitments and timely complete projects, which is dependent upon the availability of necessary labor, materials, and equipment; escalating costs, including but not limited to changes to tariffs on materials or government actions; changes in the scope and timing of projects; the ability to obtain required regulatory, project, and permit approvals; the ability to obtain necessary rights-of-way, easements, and transmission connection agreements at an acceptable cost in a timely fashion; unsatisfactory performance by the projects when completed; the inability to earn an adequate return on invested capital; the ability to raise capital on reasonable terms; geopolitical conflict and other events beyond our control, including delays arising from government shutdowns or construction delays due to weather.

With respect to the transition of Ameren Missouri’s generation fleet that will be included in its 2025 Change to the 2023 PRP and carbon emission reduction targets, factors also include Ameren Missouri’s ability to obtain CCNs from the MoPSC, and any other required approvals for the addition of renewable resources, battery storage, or nuclear or natural gas-fired generation, retirement of energy centers, and new or continued customer energy-efficiency programs; the ability to enter into agreements for renewable, natural gas-fired, or nuclear generation and acquire or construct that generation at a reasonable cost; the ability to obtain NRC approval for an extension of the operating license for the Callaway Energy Center beyond its current 2044 expiration date; the continued existence and ability to qualify for, and use or transfer, federal production or investment tax credits; the cost of wind, solar, and other renewable generation and battery storage technologies; the cost of natural gas or hydrogen CT technologies; the cost of nuclear generation; the ability to maintain system reliability during and after the transition to clean energy generation; new and/or changes in environmental regulations, including those related to CO2 and other greenhouse gas emissions; energy prices; and demand.
Any of these risks could result in higher costs, the inability to complete anticipated projects, or facility closures, and could adversely affect our results of operations, financial position, and liquidity.
Our electric generation and electric and natural gas transmission and distribution facilities, including natural gas storage facilities, are subject to operational risks.
Our financial performance depends on the successful operation of electric generation and electric and natural gas transmission and distribution facilities, including natural gas storage facilities. Operation of these facilities involves many risks, including:
•facility shutdowns due to operator error, or a failure of equipment or processes;
•longer-than-anticipated maintenance outages;
•failures of equipment that can result in unanticipated liabilities or unplanned outages;
•aging infrastructure that may require significant expenditures to operate and maintain;
•natural gas leaks or explosions near populated areas, including residential areas, business centers, industrial sites, and other public gathering places;
•lack of adequate water required for cooling plant operations and to operate hydroelectric energy centers;
•labor disputes;
•disruptions in the delivery of electricity and natural gas to our customers;
•inability to maintain reliability of our electric utility services as coal-fired energy centers are retired and renewable energy generation is placed in service, as well as our ability to meet generation capacity obligations;
•disruptions to the global supply chain as a result of shortages for labor, materials, or equipment, tariffs and international trade relations, geopolitical conflict, delivery delays, and economic pressures, including elevated interest rates and inflation, among other things;
•suppliers and contractors who do not perform as required under their contracts, including those obligations that are affected by supply chain disruptions;
•failure of other operators’ facilities and the effect of that failure on our electric and natural gas systems and customers;
•inability to comply with regulatory requirements or obtain permits, including those relating to environmental laws;
•handling, storage, and disposition of CCR;
•unusual or adverse weather conditions or other natural disasters, including but not limited to those that may result from climate change, such as severe storms, droughts, wildfires, floods, tornadoes, earthquakes, icing, sustained high or low temperatures, solar flares, and electromagnetic pulses;
•the level of wind and solar resources;
•inability to operate wind generation facilities at full capacity resulting from requirements to protect natural resources, including wildlife, or other conditions limiting full capacity, such as the 2024 collapse of three turbines at the High Prairie Energy Center; pending the results of an ongoing investigation, approximately 90% of the turbines of the High Prairie Energy Center remain idle and the timing and costs necessary to return the energy center to full capacity are uncertain;
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
•limitations on amounts of insurance available to cover losses that might arise in connection with operating our electric generation facilities, electric and natural gas transmission and distribution facilities, and natural gas storage facilities;
•inability to implement or maintain information systems;
•failure to keep pace with and the ability to adapt to rapid technological change; and
•other unanticipated operations and maintenance expenses and liabilities.

The foregoing risks could affect the operations of our facilities, impede our ability to meet regulatory requirements, or expose us to an increase in litigation, which could increase operating costs, increase our capital requirements and costs, reduce our revenues, or have an adverse effect on our liquidity.
Ameren Missouri’s ability to obtain an adequate supply of coal could limit operation of its coal-fired energy centers.
Ameren Missouri owns and operates coal-fired energy centers. About 97% of Ameren Missouri’s coal is purchased from the Powder River Basin in Wyoming, which has a limited number of suppliers. Deliveries from the Powder River Basin have occasionally been restricted because of rail congestion, staffing and equipment issues, infrastructure maintenance, derailments, weather, and supplier financial hardship. As of December 31, 2024, coal inventory at the Labadie and Sioux energy centers were at targeted levels. Delays or disruptions in the delivery of coal, failure of our coal suppliers to provide adequate quantities or quality of coal, or lack of adequate inventories of coal, including low-sulfur coal used to comply with environmental regulations, could have adverse effects on Ameren Missouri’s electric generation operations. If Ameren Missouri is unable to obtain an adequate supply of coal under existing agreements, it may be required to purchase coal at higher prices or be forced to reduce generation at its coal-fired energy centers, which could adversely affect Ameren’s and Ameren Missouri’s results of operations, financial position, and liquidity.
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
•uncertainties about contingencies and retrospective insurance premium assessments relating to claims at the Callaway Energy Center or other United States nuclear facilities;
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
•the ability to continue to attract and retain qualified labor to operate the Callaway Energy Center;
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
The NRC has broad authority under federal law to impose licensing and safety requirements for nuclear facilities. In the event of noncompliance, the NRC has the authority to impose fines or to shut down a unit, or both, depending upon its assessment of the severity of the situation, until compliance is achieved. Revised safety requirements promulgated from time to time by the NRC could necessitate substantial capital expenditures at the Callaway Energy Center. In addition, if a serious nuclear incident were to occur and result in serious injury, loss of human life, significant damage to property, environmental impacts, and impairment of our operations, it would adversely affect Ameren’s and Ameren Missouri’s results of operations, financial condition, and liquidity. A major incident at a nuclear facility anywhere in the world could cause the NRC to limit or prohibit the operation of any domestic nuclear unit and could also cause the NRC to impose additional conditions or requirements on the industry, which could increase costs and result in additional capital expenditures. While the Callaway Energy Center is in compliance with the current NRC standards relating to seismic design and risk, these standards also require Ameren Missouri to address periodic changes to seismic hazard data and evaluation methods for the impact of an earthquake on its Callaway Energy Center due to its proximity to a fault line, which could require seismic risk evaluation updates and installation of additional capital equipment.
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
Our aging infrastructure may pose risks to system reliability and expose us to expedited or unplanned significant capital expenditures and operating costs. Both of Ameren Missouri’s coal-fired energy centers were constructed prior to 1978, and the Callaway Energy Center began operating in 1984. The age of these energy centers increases the risks of unplanned outages, reduced generation output, and higher maintenance expense. Further, Ameren Missouri would be adversely affected if the MoPSC does not allow recovery of the remaining investment and decommissioning costs associated with the retirement of an energy center, as well as the ability to earn a return on that remaining investment and those decommissioning costs. Aging transmission and distribution facilities are more prone to failure than new facilities, which results in higher maintenance expense and the need to replace these facilities with new infrastructure. Even when the system is properly maintained, its reliability may ultimately deteriorate and negatively affect our ability to serve our customers, which could result in increased costs subject to regulatory recovery risk. The frequency and duration of customer outages are among the CEJA performance standards. Any failure to achieve these standards will result in a reduction in Ameren Illinois’ allowed ROE on electric distribution assets. The higher maintenance costs associated with aging infrastructure and capital expenditures for new or replacement infrastructure, compounded by high interest rates and inflationary pressures, could cause additional rate volatility for our customers, resistance by our regulators to allow customer rate increases, and/or regulatory lag in some of our jurisdictions, any of which could adversely affect our results of operations, financial position, and liquidity.
Forecasted energy demand from potential new customers and electrification might not be realized. Energy conservation, energy efficiency, distributed generation, energy storage, technological advances, and other factors could reduce energy demand from our existing customers.
The Ameren Companies have experienced minimal growth in energy demand for the past two decades. Recent industry projections reflect the potential for significant growth in energy demand over the next decade, primarily arising from data centers to support artificial intelligence and further augmented by onshoring and electrification of manufacturing and an increase in transportation electrification. The Ameren Companies may or may not experience energy demand growth depending on the decisions of potential new customers about whether to locate their operations within our service territories. If new customers elect to locate operations within our service territories, the Ameren Companies may not be able to provide the necessary electric service within the time periods required by those customers. The Ameren Companies may need to accelerate new generation build within current plans, and construct or obtain new generation sources and expand transmission and distribution facilities that are not currently within their plans. The Ameren Companies may not be able to plan, receive regulatory approvals, and execute those plans in a timely manner. Future demand from these customers may not be realized at the current projected pace as a result of increased efficiency in computing, and these new customers may be transitory and exit our service territory. Significant uncertainty exists regarding future increases in energy demand within the Ameren Companies’ service territory, and whether and how the Ameren Companies will construct or obtain the assets necessary to timely serve that additional demand.
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
Ameren is a holding company; therefore, its primary assets are its investments in the common stock of its subsidiaries, including Ameren Missouri, Ameren Illinois, and ATXI. As a result, Ameren’s ability to pay dividends on its common stock depends on the earnings of its subsidiaries and the ability of its subsidiaries to pay dividends or otherwise transfer funds to Ameren. Similarly, Ameren’s ability to service its debt obligations is dependent upon the earnings of its operating subsidiaries and the distribution of those earnings and other payments, including payments of principal and interest under affiliate indebtedness. The payment of dividends to Ameren by its subsidiaries in turn depends on the subsidiaries’ results of operations, and other items affecting retained earnings, and available cash. Ameren’s subsidiaries are separate and distinct legal entities and have no obligation, contingent or otherwise, to pay any dividends or make any other distributions (except for payments required pursuant to the terms of affiliate borrowing arrangements and cash payments under the tax allocation agreement) to Ameren. Under the IRA, a 15% minimum tax on adjusted financial statement income, as defined in the law, is assessed against corporations whose average annual adjusted financial statement income exceeds $1 billion for three consecutive preceding tax years effective for tax years beginning after December 31, 2022. Once a corporation exceeds this three-year average annual adjusted financial statement income threshold, it will be subject to the minimum tax for all future tax years. As Ameren files a consolidated income tax return, it is reliant on its subsidiaries to pay the minimum tax once the threshold is exceeded. The payments related to the minimum tax by Ameren

Missouri, Ameren Illinois, and ATXI are expected to be recovered, subject to approval by their respective regulators. In addition, interpretations, regulations, amendments, or technical corrections that affect the amount and timing of income tax payments, credits available, or the transferability of production and investment tax credits could adversely affect our liquidity. Certain financing agreements, corporate organizational documents, and certain statutory and regulatory requirements may impose restrictions on the ability of Ameren Missouri, Ameren Illinois, and ATXI to transfer funds to Ameren in the form of cash dividends, loans, or advances.
Significant increases in prices of labor, services, materials and supplies and other costs, including costs associated with our defined benefit retirement and postretirement plans, health care plans, and other employee benefits, could adversely affect our results of operations, financial position, or liquidity.
A part of our core strategy focuses on disciplined cost management, including prudently monitoring all of our expenses. Higher than expected inflation levels could continue to put pressure on the prices of labor, services, materials and supplies, and other costs. Elevated inflation levels, as well as elevated interest rates, tariffs, trade wars, or a recession could impact our ability to control costs, to make substantial investments in our businesses, to recover costs and investments, to earn our allowed ROEs within frameworks established by our regulators, and/or to maintain affordability of our services for our customers. In addition, these various economic pressures could adversely affect our customers’ usage of, or payment for, our services. Additionally, volatility in the commodities market could increase collateral postings and prepayments. Also, market volatility could significantly affect the investment performance of Ameren’s COLI. Significant increases in our costs could increase our financing needs and otherwise adversely affect our results of operations, financial position, and liquidity.
Related to benefits, Ameren has defined benefit pension plans covering substantially all of its employees and has postretirement benefit plans covering non-union employees hired before October 2015 and union employees hired before January 2020. Assumptions related to future costs, returns on investments, interest rates, timing of employee retirements, and mortality, as well as other actuarial matters, have a significant impact on our customers’ rates and our plan funding requirements. Ameren’s total pension and postretirement benefit plans were overfunded by $734 million as of December 31, 2024. Ameren expects to fund its pension plans at a level equal to the greater of the pension cost or the legally required minimum contribution. Based on its assumptions at December 31, 2024, its investment performance in 2024, and its pension funding policy, Ameren does not expect to make material contributions in 2025 and expects to make aggregate contributions of $170 million in 2026 through 2029. Ameren Missouri and Ameren Illinois estimate that their portion of the future funding requirements will be 40% and 50%, respectively. These estimated contributions may change based on actual investment performance, changes in interest rates, changes in our assumptions, changes in government regulations, and any voluntary contributions. In addition to the costs of our pension plans, the costs of providing health care benefits to our employees and retirees have increased in recent years. We believe that our employee benefit costs, including costs of health care plans for our employees and former employees, will continue to rise. Future legislative changes related to health care could also significantly change our benefit programs and costs.
GENERAL RISKS
Customers’, investors’, legislators’, regulators’, creditors’, and rating agencies’ opinions of us are affected by many factors, including system safety and reliability, implementation of our strategic plan, protection of customer information, rates, media coverage, and company policies or practices, as well as actions by other utility companies. Negative opinions developed by customers, investors, legislators, regulators, creditors, and rating agencies could harm our reputation.
Our results are influenced by the expectations of our customers, investors, legislators, regulators, creditors and ratings agencies. Those expectations are based, in part, on the reliability and affordability of our utility services. Service interruptions and facility shutdowns can occur due to failures of equipment as a result of severe or destructive weather or other causes. The ability of Ameren Missouri and Ameren Illinois to prevent, mitigate, or respond promptly to such failures can affect customer satisfaction or potentially subject us to litigation. In addition to system reliability issues, the success of modernization efforts, our ability to safeguard sensitive customer information and protect our systems from physical or cyber attacks, and other actions can affect customer satisfaction. The level of rates, the timing and magnitude of rate increases, and the volatility of rates can also affect regulator and customer satisfaction.
Our ability to successfully execute our strategic plan, including the transition of Ameren Missouri’s generation fleet that will be included in its 2025 Change to the 2023 PRP, may affect customers’, investors’, legislators’, regulators’, creditors’, and rating agencies’ opinions and actions. Additionally, negative perceptions or publicity resulting from increasing scrutiny of company policies or practices could negatively impact our reputation, investment in our common stock, or our access to capital and credit markets. Customers’, investors’, legislators’, regulators’, creditors’, and rating agencies’ opinions of us can also be affected by media coverage, including social media, which may include information, whether factual or not, that damages our brand and reputation.
If customers, investors, legislators, regulators, creditors or rating agencies have or develop a negative opinion of us and our utility services, this could result in increased costs associated with regulatory oversight and could affect the ROEs we are allowed to earn, as well as the access to, and the cost of, capital. Additionally, negative opinions about us or other utility companies could make it more difficult for our businesses to achieve favorable legislative or regulatory outcomes. Negative opinions could also result in sales volume reductions or increased use of distributed generation by our customers. Any of these consequences could adversely affect our results of operations, financial position, and liquidity.
We are subject to employee workforce factors that could adversely affect our operations.
Our businesses depend upon our ability to employ and retain key officers and other skilled professional and technical employees. Certain specialized knowledge that focuses on skilled-craft and STEM-related disciplines is required to construct and operate generation, transmission, and distribution assets. Further, a significant portion of our work force is nearing retirement. As of December 31, 2024, approximately 23% of Ameren’s, Ameren Missouri’s, and Ameren Illinois’ total employees were 55 years old or older. We are also party to collective bargaining agreements that collectively represent about 46%, 59%, and 55% of Ameren’s, Ameren Missouri’s and Ameren Illinois’ total employees, respectively. The Ameren Missouri collective bargaining unit contracts expire in 2025 and 2026, and cover 4% and 96% of represented employees, respectively. The Ameren Illinois collective bargaining unit contracts expire in 2026 and 2027, and cover 92% and 8% of represented employees, respectively. Certain events, such as significant delays in finding appropriate replacement talent, inadequately trained replacement employees, a mismatch of skill sets to future needs, or any work stoppage experienced in connection with negotiations of collective bargaining agreements could adversely affect our operations.
Our operations are subject to acts of sabotage, terrorism, cyber attacks, and other disruptive acts.
Like other electric and natural gas utilities, our energy centers, fuel storage facilities, transmission and distribution facilities, and enterprise information systems may be affected by malicious acts, terrorist activities and other intentionally disruptive acts, including physical and cyber attacks, which could disrupt our ability to produce or distribute our energy products or subject us to significant liability. In the industry, there continues to be attacks on energy infrastructure, such as substations and related assets. The threat landscape continues to expand, which may result in more attacks in the future. Any such incident could limit our ability to generate, purchase, or transmit power or natural gas and could have significant regional economic consequences. Any such disruption could result in a significant decrease in revenues, a significant increase in costs including those for repair, physical harm or loss of life, or adversely affect economic activity in our service territory which, in turn, could adversely affect our results of operations, financial position, and liquidity.
There has been an increase in the number and sophistication of physical and cyber attacks across all industries worldwide. Physical attacks could include sabotaging, vandalizing, or burglarizing transmission and distribution facilities, which are unmanned, widely dispersed, and often in isolated areas, or the theft of physical data and information. Cyber attacks could include viruses, malicious or destructive code, phishing or quishing attacks, denial of service attacks, supply chain attacks, ransomware and other extortion-based attacks, improper access by third parties, attacks on email systems, and attacks leading to data loss, operational control, or exploitation of vulnerabilities specific to internally developed systems or to those provided and/or maintained by our suppliers, including those attacks arising from or generated by artificial intelligence, among various other security breaches. In addition, the increasingly widespread adoption of artificial intelligence technologies, including generative artificial intelligence, may increase cyber attacks and other operational, legal, privacy, and reputational risks in our industry and worldwide. Also, remote working arrangements could increase our data security risks, including loss of data related to sensitive customer, employee, financial, and operating system information, through insider or outsider actions. A security breach of our physical assets or in our information systems could affect the reliability of the transmission and distribution system, disrupt electric generation, including nuclear generation, and/or subject us to financial harm resulting from theft or the inappropriate release or destruction of certain types of information, including sensitive customer, employee, financial, and operating system information. Many of our suppliers, vendors, contractors, and information technology providers leverage systems that support our operations and maintain customer and employee data. An interruption of these third-party systems could adversely affect our business as if it was a disruption of our own system. If a significant breach or other interruption occurred, whether due to an intentional or unintentional act, our reputation could be adversely affected, customer confidence could be diminished, availability of our services could be impacted, and/or we could be subject to increased costs associated with regulatory oversight, fines or legal claims, any of which could result in a significant decrease in revenues or significant costs for remedying the impacts of such a disruption. Our generation, transmission, and distribution systems are part of an interconnected grid. Therefore, a breach or other disruption caused by a physical or cyber incident at another utility, electric generator, RTO, or commodity supplier could also adversely affect our businesses. Insurance might not be adequate to cover losses that arise in connection with these events. In addition, new regulations could require changes in our security measures and result in increased costs. The occurrence of any of these events could adversely affect our results of operations, financial position, and liquidity.
Our businesses are dependent on our ability to access the capital and credit markets successfully. We might not have access to sufficient capital on reasonable terms, and in the amounts and at the times needed.
We rely on the issuance of short-term and long-term debt and equity as significant sources of liquidity and funding for capital requirements not satisfied by our operating cash flow, as well as to refinance existing long-term debt. The inability to raise debt or equity capital on reasonable terms, or at all, could negatively affect our ability to maintain or to expand our businesses. General economic factors beyond our control might create uncertainty that could increase our cost of capital or impair or eliminate our ability to access the debt, equity, or credit markets, including our ability to draw on bank credit facilities. These factors include depressed economic conditions, a recession, increasing interest rates, inflation, sanctions, trade restrictions, tariffs or trade wars, political instability, war, terrorism, and extreme volatility in the debt, equity, or credit markets. In addition, volatility in stock prices of perceived significant energy consumers, such as technology companies involved with artificial intelligence or cryptocurrency, or other significant developments with such companies, could cause increased volatility in stock prices of energy utility companies such as Ameren. Any adverse change in our credit ratings could reduce access to capital and trigger collateral postings and prepayments. Such changes could also increase the cost of borrowing and the costs of fuel, power, and natural gas supply, among other things, which could adversely affect our results of operations, financial position, and liquidity.
ITEM 1B. UNRESOLVED STAFF COMMENTS
None.
ITEM 1C.CYBERSECURITY
The Ameren Companies have identified cybersecurity as an enterprise risk, which is managed through Ameren's integrated enterprise risk management program. The program is designed to continuously assess risk and evaluate the likelihood and probability of impact to determine the appropriate risk tolerance and risk management strategies that inform our cybersecurity policies, investments, practices, controls, and countermeasures. The program is a comprehensive, consistently applied management framework that is designed to ensure all forms of material risk and opportunity are identified, reported, and managed in an effective manner overseen by the risk management steering committee. The risk management steering committee, which is composed of executive management and senior-level Ameren officers, with Ameren board of directors’ oversight, oversees and governs Ameren's enterprise risk management processes, which include the identification, assessment, mitigation, and monitoring of risks including strategic, operational, and cybersecurity risks.
Ameren's board of directors maintains a standing committee, the Cybersecurity and Digital Technology Committee, which is focused on the oversight of Ameren's cybersecurity and digital technology risks. The committee has primary responsibility for oversight of cybersecurity and digital technology risk management, including the programs, policies, procedures, processes, controls and safeguards for digital technology, information security, prevention and detection of cybersecurity incidents or data breaches, and cybersecurity and digital technology matters as they relate to crisis preparedness, incident response plans, and disaster recovery and business continuity capabilities. The committee receives regular updates from the Chief Information Security Officer, the Chief Information Officer, executive management, and other members of senior management who collectively maintain the responsibility for both the execution and ongoing management of Ameren’s cybersecurity program and respective initiatives. The Cybersecurity and Digital Technology Committee regularly reports on its activities to Ameren’s board of directors, including reviewing and advising Ameren’s board of directors of any developments it believes should be considered.
Ameren's cybersecurity program and team are led by the Chief Information Security Officer, who possesses over 25 years of critical infrastructure experience both managing and protecting information systems in concert with extensive cybersecurity operations and leadership roles. The Chief Information Security Officer regularly engages with senior-level Ameren officers, reports to the risk management steering committee, and has recurring meetings with the Cybersecurity and Digital Technology Committee as part of ongoing risk management and oversight of the cybersecurity program. In addition, Ameren’s board of directors participate in periodic cybersecurity drills to prepare for potential crisis scenarios.
To manage against existing and emerging cybersecurity threats, we maintain enterprise-wide cybersecurity, crisis management, and information security policies and regular training and tests that reinforce the acceptable use of Ameren's information assets, protection of customer and employee data, and the role each employee plays in protecting Ameren against cybersecurity threats. Incident response plans and procedures are continuously tested through recurring companywide cybersecurity exercises to promote readiness across the organization. The plans and procedures are also designed to escalate incidents to appropriate members of management to guide the prevention, detection, response, recovery, and remediation from a material cybersecurity incident. These cybersecurity plans and procedures are positioned to promote the expedient identification, escalation, handling and reporting of a potentially material cybersecurity event or incident. To address cybersecurity threats, we work closely with law enforcement, cybersecurity consulting firms, and industry associations to enhance information sharing and guard against cybersecurity attacks.
Ameren employs a third-party cybersecurity risk management program, which extends the governance elements of Ameren’s cybersecurity program, in addition to other diligence measures, to our critical third-party providers and suppliers. The supply chain and third-party risks introduced to Ameren are evaluated prior to the commencement of any new engagement or relationship, monitored closely throughout the lifecycle of the supplier and managed through privacy and cybersecurity provisions within the respective commercial contracts. Procedures have been established to address supplier incidents as well as supplier off-boarding at the expiration of the relationship.
We leverage common and widely accepted external cybersecurity risk management frameworks, such as the National Institute of Standards and Technology Cybersecurity framework, to assess, guide, and enhance our cybersecurity posture. Our program effectiveness is measured through formal cybersecurity scorecards and metrics reported to senior-level Ameren officers, the risk management steering committee, and the Cybersecurity and Digital Technology Committee. These metrics include but are not limited to measures on the effectiveness of our cybersecurity controls across core National Institute of Standards and Technology Cybersecurity framework functions (Govern, Identify, Protect, Detect, Respond, and Recover), our ability to manage first- and third-party cybersecurity events and incidents, cybersecurity incident response exercises, results of our recurring internal assessments, vulnerability assessments, penetration tests, external assessments, and audits that Ameren regularly undergoes. Ameren regularly engages external cybersecurity experts to assist with evaluating our cybersecurity program. These engagements provide insights into control design and implementation, prioritized recommendations for enhancements to our cybersecurity strategy, and an overview of the cybersecurity threat landscape that collectively inform our investments and technical controls to protect Ameren's most critical assets. The results of these engagements are reviewed with senior-level Ameren officers, the risk management steering committee, and the Cybersecurity and Digital Technology Committee.
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

The following table shows the anticipated capability of our energy centers at the time of the expected 2025 peak summer electrical demand for all energy centers owned as of December 31, 2024:

Primary Fuel Source	Energy Center	Location	Net Kilowatt Capability(a)
Ameren Missouri:
Coal	Labadie(b)	Franklin County, Missouri	2,372,000
	Sioux(c)	St. Charles County, Missouri	972,000
Total coal			3,344,000
Nuclear	Callaway(d)	Callaway County, Missouri	1,194,000
Hydroelectric	Osage(d)	Lakeside, Missouri	235,000
	Keokuk	Keokuk, Iowa	148,000
Total hydroelectric			383,000
Pumped-storage	Taum Sauk(d)	Reynolds County, Missouri	440,000
Wind	High Prairie	Adair and Schuyler Counties, Missouri	400,000
	Atchison	Atchison County, Missouri	298,800
Total wind			698,800
Solar	Huck Finn(e)	Audrain and Ralls Counties, Missouri	200,000
	Boomtown	White County, Illinois	150,000
	Cass County	Cass County, Illinois	150,000
	Other Solar(f)	Various	15,300
Total solar			515,300
Natural gas (CTs)	Audrain	Audrain County, Missouri	608,000
	Venice(g)	Venice, Illinois	487,000
	Goose Creek(g)	Piatt County, Illinois	438,000
	Pinckneyville(g)	Pinckneyville, Illinois	316,000
	Raccoon Creek(g)	Clay County, Illinois	304,000
	Kinmundy(g)	Kinmundy, Illinois	210,000
	Peno Creek	Bowling Green, Missouri	172,000
Total natural gas			2,535,000
Oil (CTs)	Fairgrounds(h)	Jefferson City, Missouri	55,000
	Mexico(h)	Mexico, Missouri	54,000
	Moberly(h)	Moberly, Missouri	54,000
	Moreau(h)	Jefferson City, Missouri	54,000
Total oil			217,000
Methane gas (CT)	Maryland Heights	Maryland Heights, Missouri	9,000
Total Ameren Missouri			9,336,100
Ameren Illinois:
Solar	East St. Louis I	East St. Louis, Illinois	2,500
	East St. Louis II	East St. Louis, Illinois	1,900
Total Ameren			9,340,500
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
(c)Ameren Missouri plans to extend the retirement date of the Sioux Energy Center from 2030 to 2032, which is subject to the approval of a change in depreciable lives of the energy center’s assets by the MoPSC in Ameren Missouri’s 2024 electric service regulatory rate review. See Note 2 – Rate and Regulatory Matters under Part II, Item 8, of this report for additional information on Ameren Missouri’s request to extend the retirement date of the Sioux Energy Center.
(d)The operating licenses for the Callaway, Osage, and Taum Sauk energy centers expire in 2044, 2047, and 2044, respectively.
(e)There were economic development arrangements applicable to this solar energy center, as discussed below.
(f)Includes 10 solar energy centers that each have a nameplate capacity of 6,000 kilowatts or less.
(g)The Venice Energy Center is scheduled to retire by the end of 2029 and the Goose Creek, Pinckneyville, Raccoon Creek, and Kinmundy energy centers are scheduled to retire by the end of 2039. See Illinois Emissions Standards in Note 14 – Commitments and Contingencies under Part II, Item 8, of this report.
(h)The Fairgrounds, Mexico, Moberly, and Moreau energy centers are scheduled to retire by the end of 2029.

The following table presents in-service electric and natural gas utility-related properties for Ameren Missouri and Ameren Illinois as of December 31, 2024:

	Ameren Missouri	Ameren Illinois
Circuit miles of electric transmission lines(a)	3,114	4,786
Circuit miles of electric distribution lines	34,319	46,299
Percentage of circuit miles of electric distribution lines underground	25%	16%
Miles of natural gas transmission and distribution mains	3,558	18,750
Underground natural gas storage fields	—	12
Total working capacity of underground natural gas storage fields in billion cubic feet	—	24
(a)ATXI owns 561 circuit miles of electric transmission lines not reflected in this table.
Our other properties include office buildings, warehouses, garages, and repair shops.
With only a few exceptions, we have fee title to all principal energy centers and other units of property material to the operation of our businesses, and to the real property on which such facilities are located (subject to mortgage liens securing our outstanding first mortgage bonds and to certain permitted liens and judgment liens). The exceptions as of December 31, 2024 are as follows:
•Certain property is situated on lands occupied under leases, easements, franchises, licenses, or permits. That property includes a portion of Ameren Missouri’s Osage Energy Center reservoir; certain facilities at Ameren Missouri’s Sioux Energy Center; most of Ameren Missouri’s High Prairie and Atchison energy centers; Ameren Missouri’s Boomtown, Cass County, Huck Finn, and Maryland Heights energy centers; certain substations; and most transmission and distribution lines and natural gas mains. The United States or the state of Missouri may own or may have paramount rights with respect to certain lands lying in the bed of the Osage River or located between the inner and outer harbor lines of the Mississippi River on which certain of Ameren Missouri’s energy centers and other properties are located.
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
Ameren Missouri operates the Huck Finn Energy Center located in Audrain and Ralls Counties, Missouri. Ameren Missouri has rights and obligations as the operator of the energy center under long-term agreements with Audrain and Ralls Counties. Under the terms of these agreements, Ameren Missouri is responsible for all operation and maintenance for the energy center. The agreements are scheduled to expire in December 2059, at which time the property, plant, and equipment will become subject to the lien of the Ameren Missouri mortgage bond indenture.
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
ITEM 4.MINE SAFETY DISCLOSURES
Not applicable.

PART II
ITEM 5.MARKET FOR REGISTRANTS’ COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Ameren’s common stock is listed on the NYSE (ticker symbol: AEE). Ameren common shareholders of record totaled 33,414 on January 31, 2025. There is no trading market for the common stock of Ameren Missouri and Ameren Illinois. Ameren holds all outstanding common stock of Ameren Missouri and Ameren Illinois.
Purchases of Equity Securities
Ameren Corporation, Ameren Missouri, and Ameren Illinois did not purchase any equity securities reportable under Item 703 of Regulation S-K during the period from October 1, 2024, to December 31, 2024.
Performance Graph
The following graph shows Ameren’s cumulative TSR during the five years ended December 31, 2024. The graph also shows the cumulative total returns of the S&P 500 Index, S&P 500 Utility Index, and the Philadelphia Utility Index. The S&P 500 Utility Index and the Philadelphia Utility Index are market capitalization-weighted indices of U.S. public utility companies. The comparison assumes that $100 was invested on December 31, 2019, in Ameren common stock and in each of the indices shown and that all of the dividends were reinvested.
Comparison of Five-Year Cumulative Return

$200
$175
$150
$125
$100
2019
2020
2021
2022
2023
2024
Ameren (AEE)
S&P 500 Index
S&P 500 Utility Index
Philadelphia Utility Index

December 31,	2019	2020	2021	2022	2023	2024
Ameren (AEE)	$100.00	$104.27	$122.09	$125.19	$105.07	$133.96
S&P 500 Index	100.00	118.39	152.34	124.73	157.48	196.85
S&P 500 Utility Index	100.00	100.52	118.29	120.14	111.63	137.79
Philadelphia Utility Index	100.00	102.72	121.46	122.25	111.05	134.24
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
The following discussion should be read in conjunction with the financial statements contained in this Form 10-K. We intend for this discussion to provide the reader with information that will assist in understanding our financial statements, the changes in certain key items in those financial statements, and the primary factors that accounted for those changes, as well as how certain accounting principles affect our financial statements. The discussion also provides information about the financial results of our business segments to provide a better understanding of how those segments and their results affect the financial condition and results of operations of Ameren as a whole. Discussion regarding our financial condition and results of operations for the year ended December 31, 2022, including comparisons with the year ended December 31, 2023, is included in Item 7 of our Form 10-K for the year ended December 31, 2023.
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
We seek to partner with our stakeholders, including our customers, communities, regulators, federal and state legislators, and RTOs, to enhance our regulatory frameworks and advocate for responsible energy and economic policies for the benefit of our customers, communities, and shareholders. We believe enhancing our regulatory frameworks is important to drive investment in our business segments, earn competitive returns on those investments, and realize timely recovery of our costs with the benefits accruing to both customers and shareholders.
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

Rate Base ($ in billions)(a)	Regulatory Frameworks(c)		Electric Customer Rates(f)
	Segment	Regulatory Framework
	Ameren Transmission	Formula ratemaking with initial rates based on a future test year Allowed ROE of 10.48%
	Ameren Illinois Electric Distribution	Future test year ratemaking under an MYRP(d) and RBA Allowed ROE of 8.72%(e)
	Ameren Illinois Natural Gas	Future test year ratemaking and PGA and VBA Allowed ROE of 9.44%

	Ameren Missouri	Historical test year ratemaking and PISA, RESRAM, FAC, MEEIA, PGA Allowed ROE is not specified

(a)Reflects year-end rate base except for Ameren Transmission, which is average rate base. Ameren Illinois Electric Distribution excludes electric energy-efficiency rate base.
(b)Compound annual growth rate.
(c)As of January 2025.
(d)Ameren Illinois filed appeals of the December 2023 and June 2024 orders, and intends to file an appeal of the December 2024 ICC order, in its MYRP proceeding. For more information on the MYRP proceeding, see Note 2 – Rate and Regulatory Matters under Part II, Item 8, of this report.
(e)Ameren Illinois’ formula ratemaking framework related to energy-efficiency investments uses an allowed ROE of the annual average of the monthly yields of the 30-year United States Treasury bonds plus 580 basis points, subject to performance standards discussed in Note 2 – Rate and Regulatory Matters under Part II, Item 8, of this report.
(f)Average residential electric prices. Source: Edison Electric Institute, ‘Typical Bills and Average Rates Report’ for the 12 months ended June 30, 2024.

Key announcements, updates, and regulatory outcomes
In September 2023, the United States District Court for the Eastern District of Missouri granted Ameren Missouri’s request to modify a September 2019 remedy order issued by the district court in order to allow the retirement of the Rush Island Energy Center in advance of its previously expected retirement date of 2039, in lieu of installing a flue gas desulfurization system. Ameren Missouri retired the Rush Island Energy Center on October 15, 2024. In December 2024, the United States District Court for the Eastern District of Missouri issued an order resolving all outstanding claims in this case. The order requires Ameren Missouri to fund a program to provide electric buses and charging stations to schools in the metro St. Louis area and a program to provide air purifiers to eligible Ameren Missouri electric residential customers. These programs are estimated to cost approximately $64 million. As of December 31, 2024, Ameren and Ameren Missouri recorded liabilities of $64 million and charges of $59 million in 2024 related to the cost of these programs.

In June 2024, Ameren Missouri filed a request with the MoPSC seeking approval to increase its annual revenues for electric service. In February 2025, Ameren Missouri filed an updated electric rate increase request seeking approval to increase its annual revenues for electric service by $446 million. The electric rate increase request is based on a 10.25% ROE, a capital structure composed of 52% common equity, a rate base of $13.9 billion, and a test year ended March 31, 2024, with certain pro-forma adjustments through the true-up date of December 31, 2024. In February 2025, the MoPSC staff recommended an increase to Ameren Missouri's annual electric service revenues of $384 million based on a 9.74% ROE, a capital structure composed of 52% common equity, and a rate base of $13.9 billion. The MoPSC proceeding relating to the proposed electric service rate changes will take place over a period of up to 11 months, with a decision by the MoPSC expected by May 2025 and new rates effective by June 2025.
In June 2024, the MoPSC issued a financing order authorizing the issuance of securitized utility tariff bonds by AMF to finance $476 million of costs related to the accelerated retirement of the Rush Island Energy Center, which included the remaining unrecovered net plant balance associated with the facility, among other costs. Ameren Missouri will collect the amounts necessary to repay the bonds over approximately 15 years from the date of bond issuance. The securitized tariff bonds were issued in December 2024. The financing order also included a determination that the decision to retire the Rush Island Energy Center was reasonable and prudent. The MoPSC did not make a determination regarding the prudency of Ameren Missouri's prior actions that resulted in the adverse ruling in the NSR and Clean Air Act litigation discussed in Note 14 – Commitments and Contingencies under Part II, Item 8, of this report, however, claims regarding such actions could be considered in future regulatory proceedings. If future regulatory proceedings result in revenue reductions based on Ameren Missouri’s prior actions that resulted in the adverse ruling in the NSR and Clean Air Act litigation, it could have a material adverse effect on the results of operations, financial position, and liquidity of Ameren and Ameren Missouri.
In 2024, the MoPSC issued orders approving requested CCNs for the Split Rail, Vandalia, Bowling Green, and Cass County solar projects. Ameren Missouri acquired the Cass County, Boomtown, and Huck Finn solar projects in June 2024, September 2024, and October 2024, respectively, and placed the assets of the projects, totaling $1 billion, in service in December 2024. In October 2024, the MoPSC issued an order approving a nonunanimous stipulation and agreement filed by Ameren Missouri, the MoPSC staff, and other intervenors requesting a CCN for the Castle Bluff Natural Gas Project. The order also includes the use of a post-construction cost deferral related to the project, which allows Ameren Missouri to defer and recover depreciation expense, financing costs, and applicable income taxes incurred from the date the project is placed in service to the date when project costs are reflected in updated base rates as a result of a regulatory rate review. The period of deferral would be limited to the earlier of the time the project costs are reflected in base rates or six months.
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
In November 2024, the MoPSC issued an order approving a nonunanimous stipulation and agreement for Ameren Missouri’s MEEIA 2025 plan, which includes a portfolio of customer energy-efficiency and demand response programs, along with the continued use of the MEEIA rider, which allows Ameren Missouri to collect from customers its actual MEEIA program costs, related lost electric revenues, and performance incentives. Ameren Missouri intends to invest $51 million annually in 2025 and 2026 and $22 million in 2027 for customer energy-efficiency and demand response programs. In addition, the order approved performance incentives applicable to each plan year to earn revenues by achieving certain spending and demand response goals. If 100% of the goals are achieved in 2025, 2026, and 2027, Ameren Missouri would earn performance incentive revenues of $5 million, $5 million, and $2 million, respectively.
In February 2025, Ameren Missouri filed an update to its Smart Energy Plan with the MoPSC, which includes a five-year capital investment overview with a detailed one-year plan for 2025. The plan is designed to upgrade Ameren Missouri’s electric infrastructure and includes investments that will upgrade the grid and accommodate more renewable energy. Investments under the plan are expected to total approximately $16.2 billion over the five-year period from 2025 through 2029, with expenditures largely recoverable under the PISA. Ameren Missouri’s Smart Energy Plan includes approximately $1 billion in capital expenditures that may be necessary to comply with regulations issued by the EPA in 2024 relating to CO2 emissions and MATS, if such regulations are not revised or overturned. See Note 14 – Commitments and Contingencies under Part II, Item 8, of this report, for additional information on the EPA regulations. The Smart Energy Plan excludes investments in its natural gas distribution business, as well as removal costs, net of salvage.
In November 2023, the ICC issued an order in Ameren Illinois’ January 2023 natural gas delivery service regulatory rate review, which resulted in an increase to its annual revenues for natural gas delivery service of $112 million based on a 9.44% allowed ROE, a capital structure composed of 50% common equity, and a rate base of approximately $2.85 billion. The order reflected a reduction of approximately $93 million of planned distribution and transmission capital investments included in Ameren Illinois’ requested revenue increase, which used a 2024 future test year. The new rates became effective on November 28, 2023. In December 2023, Ameren Illinois filed a request for rehearing of the ICC's November 2023 order. The filing requested the ICC revise the order to include an allowed ROE of at least 9.89%, a capital structure composed of 52% common equity, and a reversal of the approximately $93 million reduction of planned distribution and transmission capital investments included in the order, among other things. In January 2024, the ICC denied Ameren Illinois’ rehearing request, and Ameren Illinois filed an appeal with the Illinois Appellate Court for the Fifth Judicial District. In January 2025, the appellate court ruled on the appeal filed by Ameren Illinois. In that ruling, the court reversed a reduction of planned transmission capital investments of $48 million, but affirmed the ICC-approved 9.44% ROE and the remaining reduction of planned distribution capital investments. Ameren Illinois took prudent steps to align its operations with the ICC order, while continuing to ensure safe and adequate service is maintained.
In December 2023, the ICC issued an order in Ameren Illinois' MYRP proceeding approving base rates for electric distribution services for 2024 through 2027 and rejecting Ameren Illinois' Grid Plan, which was addressed as part of the MYRP proceeding. Rate changes consistent with the December 2023 order became effective in January 2024 and remained effective through late June 2024, when new rates became effective pursuant to the June 2024 ICC rehearing order discussed below. The December 2023 order adopted an alternative methodology to establish a rate base and revenue requirements for the years 2024 through 2027 using Ameren Illinois’ previously approved 2022 year-end rate base. In January 2024, the ICC partially denied a rehearing requested by Ameren Illinois to revise the allowed ROE in the December 2023 order and granted Ameren Illinois’ rehearing request to reconsider the rate base for each year of the MYRP and to include a base level of investments to maintain grid reliability in each year of the MYRP. In June 2024, the ICC issued an order on Ameren Illinois’ rehearing request approving revenue requirements for electric distribution services for 2024 through 2027. New rates became effective in late June 2024 and remained effective through late December 2024, when new rates became effective pursuant to the December 2024 ICC order discussed below. In July 2024, Ameren Illinois filed a request for rehearing of the ICC’s June 2024 rehearing order to include an asset associated with other postretirement benefits in the rate base. Subsequently, in August 2024, the ICC denied the rehearing request. Also, in January 2024, Ameren Illinois filed an appeal of the December 2023 ICC order, including the 8.72% ROE, and subsequently updated the appeal filing in September 2024 to include the June 2024 rehearing order regarding the inclusion of an asset associated with other postretirement benefits in the rate base to the Illinois Appellate Court for the Fifth Judicial District. The court is under no deadline to address the appeal and Ameren Illinois cannot predict the ultimate outcome of the appeal. In March 2024, pursuant to the December 2023 ICC order discussed above, Ameren Illinois filed a revised Grid Plan and a revised MYRP to update the requested revenue requirements for 2024 through 2027. In December 2024, the ICC issued an order in connection with Ameren Illinois’ revised Grid Plan and revised MYRP, approving revenue requirements for electric distribution services for 2024, 2025, 2026, and 2027 of $1,206 million, $1,287 million, $1,367 million, and $1,422 million, respectively. Rate changes consistent with the December 2024 order became effective in December 2024. In January 2025, Ameren Illinois filed a request for rehearing of the ICC’s December 2024 order to revise the allowed ROE and to include an asset associated with other postretirement benefits in the rate base, among other things. Subsequently, in February 2025, the ICC denied the rehearing request. Ameren Illinois intends to file an appeal of the ICC’s December 2024 order and update the appeal filed in September 2024 to the Illinois Appellate Court for the Fifth Judicial District as discussed above. In 2024, Ameren Illinois took prudent steps to align its operations with the December 2023 and June 2024 ICC orders, while continuing to ensure safe and adequate service was maintained.
In November 2024, the ICC issued an order in Ameren Illinois’ annual update filing that approved electric customer energy-efficiency rates of $126 million beginning in January 2025, which represents an increase of $26 million from 2024 rates. This order was based on a projected 2025 year-end rate base of $434 million.
In December 2024, the ICC issued an order approving Ameren Illinois’ 2023 electric distribution service revenue requirement reconciliation adjustment filing. This order approved a reconciliation adjustment of $158 million, which reflected Ameren Illinois’ actual 2023 recoverable costs, year-end rate base of $4.2 billion, and capital structure composed of 50% common equity. The approved reconciliation adjustment will be collected from customers in 2025.
In January 2025, Ameren Illinois filed a request with the ICC seeking approval to increase its annual revenues for natural gas delivery service by $140 million. The request is based on a 10.7% ROE, a capital structure composed of 52% common equity, and a rate base of $3.3 billion. Ameren Illinois used a 2026 future test year in this proceeding. A decision by the ICC in this proceeding is required by early December 2025, with new rates expected to be effective in December 2025.
In 2021, the MISO issued a report outlining a preliminary long-range transmission planning roadmap of projects through 2039, which considers the rapidly changing generation mix within MISO resulting from significant additions of renewable generation, actual and expected generation plant closures, and state mandates or goals for clean energy or carbon emissions reductions. In 2022, the MISO approved the first tranche of projects under the roadmap. A portion of these projects were assigned to various utilities, of which Ameren was awarded projects that are estimated to cost approximately $1.8 billion, based on the MISO’s cost estimate. Related to these projects, Ameren began substation upgrades in May 2024 in advance of transmission line construction, which is expected to begin in 2026, with forecasted completion dates near the end of this decade. In addition, the MISO awarded three competitive bid projects to ATXI that represent a total estimated investment of approximately $220 million for ATXI. In February 2024, Ameren Illinois and ATXI filed a request for a CCN, among other things, with the ICC related to the portion of the MISO long-range transmission projects they will construct within the ICC’s jurisdiction. A decision by the ICC is expected by mid-2025. In 2024, ATXI filed requests for CCNs, among other things, with the MoPSC related to the MISO long-range transmission projects that it expects to construct within the MoPSC’s jurisdiction. Decisions by the MoPSC are expected in 2025. Also in December 2024, the MISO approved a first set of second tranche projects. A portion of these projects were assigned to Ameren and are estimated to cost approximately $1.3 billion, based on the MISO’s cost estimate. The first set of second tranche projects also includes competitive bid projects that are estimated to cost $6.5 billion, which includes projects located in Illinois that are estimated to cost $1.8 billion, based on the MISO’s cost estimate. The competitive bid process is expected to take place through 2026. The MISO is assessing future long-range transmission scenarios in the first quarter of 2025 and development of a second set of second tranche projects will follow this assessment.
In October 2024, the FERC issued an order, which decreased the allowed base ROE for FERC-regulated transmission rate base under the MISO tariff from 10.02% to 9.98% and required refunds, with interest, for the periods from November 2013 to February 2015 and from late September 2016 forward. In November 2024, the MISO transmission owners, including Ameren Missouri, Ameren Illinois, and ATXI, filed a request for rehearing with the FERC, arguing, among other things, the FERC should not have ordered refunds back to September 2016 or imposed interest on those refunds. Also in November 2024, another intervenor filed a request for rehearing with the FERC, requesting the FERC correct aspects of the ROE methodology used in the October 2024 order and reconsider its decision in a February 2015 complaint case to deny refunds for the period from February 2015 to May 2016. In December 2024, the FERC issued a notice indicating a future order related to the rehearing requests will be issued but did not specify a timeline. In January 2025, the MISO transmission owners, including Ameren Missouri, Ameren Illinois, and ATXI, filed an appeal of the October 2024 order to the United States Court of Appeals for the District of Columbia Circuit. As a result of the October 2024 order, Ameren and Ameren Illinois recognized reductions to electric revenues of $10 million and $7 million, respectively, and recognized interest expense of $2 million and $1 million, respectively, on their statements of income in 2024.
In February 2024, Ameren’s board of directors increased the quarterly common stock dividend to 67 cents per share, resulting in an annualized equivalent dividend rate of $2.68 per share. In February 2025, Ameren’s board of directors increased the quarterly common stock dividend to 71 cents per share, resulting in an annualized equivalent dividend rate of $2.84 per share.
For further information on the matters discussed above, see Note 2 – Rate and Regulatory Matters under Part II, Item 8, of this report, and the Outlook section below.

Earnings
Net income attributable to Ameren common shareholders was $1,182 million, or $4.42 per diluted share, for 2024, and $1,152 million, or $4.38 per diluted share, for 2023. Net income was favorably affected in 2024, compared with 2023, by increased infrastructure investments at Ameren Transmission and Ameren Missouri. Net income was also favorably affected in 2024, compared with 2023, by increased base rate revenues pursuant to the MoPSC's June 2023 electric rate order as well as higher base rate revenues pursuant to the ICC's November 2023 natural gas rate order, which increased earnings at Ameren Illinois Natural Gas. Additionally, earnings in 2024, compared with 2023, were favorably affected by decreased other operations and maintenance expenses not subject to formula rates, riders, or trackers, largely because of lower energy center maintenance costs, lower storm costs, disciplined cost management including lower labor costs from decreased headcount and decreased use of contractors, and lower amortization of refueling costs for the Callaway Energy Center, partially offset by the absence of the regulatory deferrals associated with the June 2023 MoPSC rate order. Net income in 2024, compared with 2023, was also favorably affected by increased retail electric sales volumes at Ameren Missouri, primarily due to higher sales excluding customer energy-efficiency programs. Net income was unfavorably affected in 2024, compared with 2023, by two charges related to matters that originated over a decade ago. The first of these charges was recorded by Ameren Missouri related to an order from the United States District Court for the Eastern District of Missouri, which resolved all outstanding claims in the NSR and Clean Air Act litigation related to the Rush Island Energy Center. The second charge was recognized by Ameren Illinois and ATXI for the decrease in the allowed base ROE under the MISO tariff resulting from the October 2024 FERC order, which included customer refunds for certain historical periods. Net income in 2024, compared with 2023, was also unfavorably affected by increased financing costs due to higher long-term debt balances and interest rates at Ameren Missouri and Ameren (parent), a lower recognized ROE under the MYRP, and an increase in the weighted-average basic common shares outstanding, which reduced earnings per diluted share.
Liquidity
At December 31, 2024, Ameren, on a consolidated basis, had available liquidity in the form of cash on hand and amounts available under the Credit Agreements of $1.4 billion.
Ameren has an ATM program under which Ameren may offer and sell from time to time common stock, which includes the ability to enter into forward sale agreements, subject to market conditions and other factors. As of December 31, 2024, Ameren had approximately $550 million of common stock available for sale under the ATM program, which takes into account the forward sale agreements in effect as of December 31, 2024. For information regarding long-term debt issuances and maturities, common stock issuances, and outstanding forward sale agreements entered into under the ATM program through the date of this report, see Note 5 – Long-term Debt and Equity Financings under Part II, Item 8, of this report.

Ameren remains focused on strategic capital allocation. The following chart presents 2024 capital expenditures by segment and the midpoint of projected cumulative capital expenditures for 2025 through 2029 by segment:

2024 Capital Expenditures by Segment (Total Ameren – $4.3 billion) (in billions)	Midpoint of 2025 – 2029 Projected Capital Expenditures by Segment (Total Ameren – $26.3 billion) (in billions)

Ameren Missouri(a)	Ameren Illinois Natural Gas

Ameren Illinois Electric Distribution	Ameren Transmission(b)
For 2025 through 2029, Ameren’s cumulative capital expenditures are projected to range from $25.2 billion to $27.4 billion. The following table presents the range of projected spending by segment:

	Range (in billions)
Ameren Missouri(a)	$16.0	–	$17.5
Ameren Illinois Electric Distribution	3.1	–	3.3
Ameren Illinois Natural Gas	1.7	–	1.8
Ameren Transmission(b)	4.4	–	4.8
Ameren(a)(b)	$25.2	–	$27.4
(a)Amounts include investments under Ameren Missouri’s Smart Energy Plan.
(b)Amounts include the MISO long-range transmission projects assigned to Ameren, as well as the first tranche competitive projects awarded to ATXI discussed above.
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
Earnings Summary
The following table presents a summary of Ameren’s earnings for the years ended December 31, 2024 and 2023:

	2024	2023
Net income attributable to Ameren common shareholders	$1,182	$1,152
Earnings per common share – diluted	4.42	4.38
Net income attributable to Ameren common shareholders in 2024 increased $30 million, and $0.04 per diluted share, from 2023. The increase was due to net income increases of $27 million, $15 million, and $14 million at Ameren Transmission, Ameren Illinois Natural Gas, and Ameren Missouri, respectively. The increases in net income were partially offset by a net income decrease of $24 million at Ameren Illinois Electric Distribution and an increase in the net loss for activity not reported as part of a segment, primarily at Ameren (parent), of $2 million.
Earnings per share in 2024, compared with 2023, were favorably affected by:
•increased allowance for equity funds used during construction and increased base rate revenues for the inclusion of previously deferred PISA and RESRAM interest charges pursuant to the June 2023 MoPSC electric rate order effective July 9, 2023, and decreased interest charges resulting from higher deferrals related to infrastructure investments associated with the PISA and RESRAM, at Ameren Missouri (17 cents per share);
•increased rate base investments at Ameren Transmission, which increased earnings in this segment (16 cents per share);
•increased base rate revenues at Ameren Missouri effective July 9, 2023, pursuant to the June 2023 MoPSC electric rate order, partially offset by the net effect of amortization of previously deferred depreciation expense under the PISA and RESRAM, financing costs otherwise recoverable under the PISA and RESRAM, a lower base level of expenses included in trackers, and the net recovery for amounts associated with the reduction in sales volumes resulting from MEEIA programs (9 cents per share);
•increased retail electric sales volumes at Ameren Missouri, primarily due to higher sales excluding customer energy-efficiency programs (estimated at 8 cents per share);
•increased other income, net, primarily due to lower donations and a gain on the extinguishment of debt, see Note 5 – Long-term Debt and Equity Financings under Part II, Item 8, of this report for more information, partially offset by decreased non-service cost components of net periodic benefit income not subject to formula rates or trackers largely due to lower investment returns (6 cents per share);
•increased base rate revenues at Ameren Illinois Natural Gas effective November 28, 2023, pursuant to the November 2023 ICC natural gas rate order, partially offset by increased depreciation and amortization expenses included in base rates (4 cents per share); and
•decreased other operations and maintenance expenses not subject to formula rates, riders, or trackers, excluding a charge related to the NSR and Clean Air Act litigation discussed below largely because of lower energy center maintenance costs, lower storm costs, disciplined cost management including lower labor costs from decreased headcount and decreased use of contractors, and lower amortization of refueling costs for the Callaway Energy Center, partially offset by the absence of regulatory deferrals associated with the June 2023 MoPSC rate order (2 cents per share).
Earnings per share in 2024, compared with 2023, were unfavorably affected by:
•a charge recorded by Ameren Missouri, included in other operation and maintenance expenses, related to an order from the United States District Court for the Eastern District of Missouri, which resolved all outstanding claims in the NSR and Clean Air Act litigation related to the Rush Island Energy Center, see Note 14 - Commitments and Contingencies under Part II, Item 8, of this report for more information (17 cents per share);
•increased financing costs primarily at Ameren Missouri and Ameren (parent), largely due to higher long-term debt balances and interest rates, partially offset by lower levels of short-term borrowings (17 cents per share);
•lower revenue at Ameren Illinois Electric Distribution due to a lower recognized ROE under the MYRP (9 cents per share);
•increased weighted-average basic common shares outstanding resulting from issuances of common shares (7 cents per share);
•the result of the October 2024 FERC order reducing the allowed base ROE for FERC regulated transmission rate base under the MISO tariff, which decreased Ameren Transmission earnings (4 cents per share); and

•increased taxes other than income taxes at Ameren Missouri, largely resulting from the absence in 2024 of employee retention tax credits received under the Coronavirus Aid, Relief, and Economic Security Act (2 cents per share).
The cents per share variances above are presented based on the weighted-average basic shares outstanding in 2023 and do not reflect the impact of dilution on earnings per share, unless otherwise noted. The amounts above other than variances related to income taxes have been presented net of income taxes using Ameren’s 2024 blended federal and state statutory tax rate of 26%. For additional details regarding the Ameren Companies’ results of operations, including explanations of Operating Revenues for both Electric Revenues and Natural Gas Revenues; Fuel and Purchased Power Expenses; Other Operations and Maintenance Expenses; Depreciation and Amortization Expenses; Taxes Other Than Income Taxes; Other Income, Net; Interest Charges; and Income Taxes, see the major headings below.

Below is Ameren’s table of income statement components by segment for the years ended December 31, 2024 and 2023:

2024	Ameren Missouri	Ameren Illinois Electric Distribution	Ameren Illinois Natural Gas	Ameren Transmission	Other / Intersegment Eliminations	Ameren
Electric revenues	$3,847	$2,089	$—	$781	$(177)	$6,540
Natural gas revenues	146	—	938	—	(1)	1,083
Fuel and purchased power	(1,071)	(740)	—	—	130	(1,681)
Natural gas purchased for resale	(60)	—	(260)	—	—	(320)
Other operations and maintenance expenses	(1,050)	(619)	(230)	(70)	—	(1,969)
Depreciation and amortization	(917)	(369)	(129)	(167)	(8)	(1,590)
Taxes other than income taxes	(372)	(75)	(78)	(9)	(13)	(547)
Operating income (loss)	523	286	241	535	(69)	1,516
Other income, net	196	97	27	26	71	417
Interest charges	(244)	(98)	(63)	(117)	(141)	(663)
Income (taxes) benefit	87	(50)	(56)	(120)	56	(83)
Net income (loss)	562	235	149	324	(83)	1,187
Noncontrolling interests – preferred stock dividends	(3)	(1)	—	(1)	—	(5)
Net income (loss) attributable to Ameren common shareholders	$559	$234	$149	$323	$(83)	$1,182
2023
Electric revenues	$3,694	$2,218	$—	$677	$(150)	$6,439
Natural gas revenues	165	—	897	—	(1)	1,061
Fuel and purchased power	(997)	(933)	—	—	118	(1,812)
Natural gas purchased for resale	(79)	—	(276)	—	—	(355)
Other operations and maintenance expenses	(1,003)	(532)	(237)	(60)	(34)	(1,866)
Depreciation and amortization	(783)	(351)	(108)	(138)	(7)	(1,387)
Taxes other than income taxes	(360)	(75)	(67)	(8)	(12)	(522)
Operating income (loss)	637	327	209	471	(86)	1,558
Other income, net	130	103	30	28	57	348
Interest charges	(227)	(89)	(55)	(96)	(99)	(566)
Income (taxes) benefit	8	(82)	(50)	(106)	47	(183)
Net income (loss)	548	259	134	297	(81)	1,157
Noncontrolling interests – preferred stock dividends	(3)	(1)	—	(1)	—	(5)
Net income (loss) attributable to Ameren common shareholders	$545	$258	$134	$296	$(81)	$1,152

Below is Ameren Illinois’ table of income statement components by segment for the years ended December 31, 2024 and 2023:

2024	Ameren Illinois Electric Distribution	Ameren Illinois Natural Gas	Ameren Illinois Transmission	Other / Intersegment Eliminations	Ameren Illinois
Electric revenues	$2,089	$—	$564	$(119)	$2,534
Natural gas revenues	—	938	—	—	938
Purchased power	(740)	—	—	119	(621)
Natural gas purchased for resale	—	(260)	—	—	(260)
Other operations and maintenance expenses	(619)	(230)	(57)	—	(906)
Depreciation and amortization	(369)	(129)	(121)	—	(619)
Taxes other than income taxes	(75)	(78)	(4)	—	(157)
Operating income	286	241	382	—	909
Other income, net	97	27	23	—	147
Interest charges	(98)	(63)	(80)	—	(241)
Income taxes	(50)	(56)	(87)	—	(193)
Net income	235	149	238	—	622
Preferred stock dividends	(1)	—	(1)	—	(2)
Net income attributable to common shareholder	$234	$149	$237	$—	$620
2023
Electric revenues	$2,218	$—	$480	$(113)	$2,585
Natural gas revenues	—	897	—	—	897
Purchased power	(933)	—	—	113	(820)
Natural gas purchased for resale	—	(276)	—	—	(276)
Other operations and maintenance expenses	(532)	(237)	(49)	—	(818)
Depreciation and amortization	(351)	(108)	(97)	—	(556)
Taxes other than income taxes	(75)	(67)	(4)	—	(146)
Operating income	327	209	330	—	866
Other income, net	103	30	23	—	156
Interest charges	(89)	(55)	(60)	—	(204)
Income taxes	(82)	(50)	(77)	—	(209)
Net income	259	134	216	—	609
Preferred stock dividends	(1)	—	(1)	—	(2)
Net income attributable to common shareholder	$258	$134	$215	$—	$607

Operating Revenues
The following table presents the increases (decreases) by Ameren segment for electric and natural gas revenues in 2024, compared with 2023:

2024 versus 2023	Ameren Missouri	Ameren Illinois Electric Distribution	Ameren Illinois Natural Gas	Ameren Transmission(a)	Other /Intersegment Eliminations	Ameren
Electric revenue change:
Base rates (estimate)(b)	$62	$14	$—	$89	$—	$165
Effect of weather (estimate)(c)	3	—	—	—	—	3
Retail sales volumes and changes in customer usage patterns (excluding the estimated effects of weather and MEEIA)	27	—	—	—	—	27
Customer charges	2	—	—	—	—	2
Rush Island Energy Center base rate revenue deferral	(13)	—	—	—	—	(13)
MEEIA 2019 performance incentives	1	—	—	—	—	1
Off-system sales, capacity, transmission, and FAC revenues, net	96	—	—	—	—	96
Recovery of power restoration efforts provided to other utilities	1	3	—	—	—	4
Ameren Illinois energy-efficiency program investment revenues	—	21	—	—	—	21
Electric deferred income tax adjustment(d)	—	(23)	—	—	—	(23)
Other	6	4	—	15	(15)	10
Cost recovery mechanisms – offset in fuel and purchased power(e)	(54)	(193)	—	—	(12)	(259)
Other cost recovery mechanisms(f)	22	45	—	—	—	67
Total electric revenue change	$153	$(129)	$—	$104	$(27)	$101
Natural gas revenue change:
Base rates (estimate)	$—	$—	$47	$—	$—	$47
Sales volume (excluding the estimated effects of weather)	2	—	—	—	—	2
Effect of weather (estimate)(c)	1	—	—	—	—	1
Other	—	—	3	—	—	3
Cost recovery mechanisms – offset in natural gas purchased for resale(e)	(20)	—	(16)	—	—	(36)
Other cost recovery mechanisms(f)	(2)	—	7	—	—	5
Total natural gas revenue change	$(19)	$—	$41	$—	$—	$22
(a)Includes an increase in transmission revenues of $84 million in 2024, compared with 2023, at Ameren Illinois.
(b)For Ameren Illinois Electric Distribution and Ameren Transmission, base rates include increases or decreases in operating revenues related to the revenue requirement reconciliation adjustment under the MYRP and formula rates, respectively. For Ameren Missouri, base rates exclude an increase for the recovery of lost electric revenue, less the associated fuel and purchased power expenses, resulting from the MEEIA customer energy-efficiency programs and a decrease in base rates for RESRAM. These changes in Ameren Missouri base rates are included in the “Retail sales volumes and changes in customer usage patterns (excluding the estimated effects of weather and MEEIA)” and “Cost recovery mechanisms - offset in fuel and purchased power” line items, respectively.
(c)Represents the estimated variation resulting primarily from changes in cooling and heating degree-days on electric and natural gas demand compared with the prior year; this variation is based on temperature readings from National Oceanic and Atmospheric Administration weather stations at local airports in our service territories.
(d)The electric deferred income tax adjustment relates to certain excess deferred income taxes that will be amortized through 2025. Offsetting expense increases or decreases are reflected within "Income Taxes" on the statement of income. This item has no overall impact on earnings.
(e)Electric and natural gas revenue changes are offset by corresponding changes in “Fuel and purchased power” and “Natural gas purchased for resale” on the statement of income. Activity in Other/Intersegment Eliminations of $12 million represents the changes in eliminations of related-party transactions between Ameren Missouri, Ameren Illinois, and ATXI (-$6 million), as well as changes in Ameren Transmission revenue from transmission services provided to Ameren Illinois Electric Distribution
(-$6 million). See Note 13 – Related-party Transactions and Note 16 – Segment Information under Part II, Item 8, of this report for additional information on intersegment eliminations. These items have no overall impact on earnings.
(f)Offsetting expense increases or decreases are reflected in “Other operations and maintenance,” “Depreciation and amortization,” or in “Taxes other than income taxes,” within “Operating Expenses” on the statement of income. These items have no overall impact on earnings.

Electric Revenues
Ameren
Ameren’s electric revenues increased $101 million, or 2%, in 2024, compared with 2023, due to increased revenues at Ameren Missouri and Ameren Transmission, partially offset by decreased revenues at Ameren Illinois Electric Distribution, as discussed below.
Ameren Transmission
Ameren Transmission’s electric revenues increased $104 million, or 15%, in 2024, compared with 2023. Revenues were favorably affected by higher recoverable expenses (+$55 million), increased capital investment (+$44 million), as evidenced by a 15% increase in rate base used to calculate the revenue requirement, and increased facility rental revenues (+$15 million) related to ATXI’s transmission operations control center, which was placed in service in December 2023. ATXI provides affiliates with access to this facility. Rental revenues associated with this facility are affiliate transactions and eliminated in consolidation for Ameren’s consolidated financial statements. See Note 13 – Related-party Transactions under Part II, Item 8, of this report for additional information. Revenues were unfavorably affected by a decrease in the allowed base ROE under the MISO tariff resulting from the October 2024 FERC order, which included customer refunds for certain historical periods (-$10 million). See Note 2 – Rate and Regulatory Matters under Part II, Item 8, of this report for additional information regarding the FERC complaint cases.
Ameren Missouri
Ameren Missouri’s electric revenues increased $153 million, or 4%, in 2024, compared with 2023.
The following items had a favorable effect on Ameren Missouri’s electric revenues in 2024, compared with 2023:
•“Off-system sales, capacity, transmission, and FAC revenues, net” increased $96 million, primarily due to higher summer and fall capacity prices which were set by annual MISO auctions.
•Higher electric base rates, resulting from the June 2023 MoPSC electric rate order effective July 9, 2023, increased revenues an estimated $62 million.
•Excluding the estimated effects of weather and the MEEIA customer energy-efficiency programs, electric revenues increased an estimated $27 million, due to an increase in residential customer counts, retail sales volumes from large commercial and industrial customers, the absence of customer outages resulting from major storms experienced throughout the service territory in July and August 2023, and an additional day in 2024 as a result of the leap year. The increase is partially offset by lower realized prices due to changes in customer usage patterns and economic development discounts.
•Revenues associated with other cost recovery mechanisms increased $22 million, primarily due to an increase in RESRAM revenues and an increase in excise taxes due to increased retail sales revenue.
•Other revenues increased $6 million due to pole rents (+$2 million), other rentals (+$2 million), and other miscellaneous revenues
(+$2 million).
•The aggregate effect of weather increased revenues an estimated $3 million as cooling degree days increased 7% and heating degree days decreased 4%.
The following items had an unfavorable effect on Ameren Missouri’s electric revenues in 2024, compared with 2023:
•Revenues associated with “Cost recovery mechanisms – offset in fuel and purchased power” decreased $54 million, due to decreased revenue related to the amortization of costs previously deferred under the FAC that were reflected in customer rates. The changes to “Cost recovery mechanisms - offset in fuel and purchased power” are fully offset by changes to “Cost recovery mechanisms - offset in electric revenue” in fuel and purchased power.
•In accordance with the June 2024 MoPSC financing order, revenues decreased $13 million due to the deferral of base rate revenues to a regulatory liability related to the Rush Island Energy Center since its October 15, 2024 retirement date. The regulatory liability will be refunded to customers in a future rate proceeding.
Ameren Illinois
Ameren Illinois’ electric revenues decreased $51 million, or 2%, in 2024, compared with 2023, driven by decreased revenues at Ameren Illinois Electric Distribution, partially offset by increased revenues at Ameren Illinois Transmission.
Ameren Illinois Electric Distribution
Ameren Illinois Electric Distribution’s revenues decreased $129 million, or 6%, in 2024, compared with 2023.

The following items had an unfavorable effect on Ameren Illinois Electric Distribution’s revenues in 2024, compared with 2023:
•Revenues associated with “Cost recovery mechanisms – offset in fuel and purchased power” decreased $193 million, due to decreased purchased power expenses recovered from customers. The decreases in electric revenues are fully offset by decreases in purchased power expenses under cost recovery mechanisms for purchased power, as discussed below.
•Pursuant to an ICC order, revenues decreased $23 million, due to an increase in the amortization rate for certain excess deferred income taxes.
The following items had a favorable effect on Ameren Illinois Electric Distribution’s revenues in 2024, compared with 2023:
•Other cost recovery mechanisms increased revenues by $45 million, primarily due to a higher amount of bad debt and purchased receivables from alternative retail electric suppliers included in customer rates pursuant to their associated riders, partially offset by lower environmental remediation revenues.
•Revenues associated with customer energy-efficiency program investments increased $21 million, due to the recovery of program expenses (+$15 million), an increase in the ROE (+$4 million) primarily due to maximum achievement of the annual 2023 energy savings goals, and increased investment of $2 million.
•Base rates increased revenues by $14 million, primarily due to higher recoverable non-purchased power expenses (+$38 million), partially offset by a lower recognized ROE (-$24 million). The MYRP utilizes a fixed ROE approved by the ICC of 8.72%, with adjustments for any performance incentives and penalties, while the IEIMA formula-based ROE was based on the annual average of the monthly yields of the 30-year United States Treasury bonds plus 580 basis points (9.84% as of December 31, 2023).
•The recovery of labor and benefit costs for crews assisting other utilities with power restoration efforts, primarily caused by hurricane damage, increased revenues by $3 million.
Ameren Illinois Transmission
Ameren Illinois Transmission’s revenues increased $84 million, or 18%, in 2024, compared with 2023. Base rate revenues were favorably affected by higher recoverable expenses (+$58 million) and increased capital investment (+$33 million), as evidenced by a 17% increase in rate base used to calculate the revenue requirement. Base rate revenues were unfavorably affected by a decrease in the allowed base ROE under the MISO tariff resulting from the October 2024 FERC order, which included customer refunds for certain historical periods (-$7 million). See Note 2 – Rate and Regulatory Matters under Part II, Item 8, of this report for additional information regarding the FERC ROE complaint cases.
Natural Gas Revenues
Ameren
Ameren’s natural gas revenues increased $22 million, or 2%, in 2024, compared with 2023, due to increased revenues at Ameren Illinois Natural Gas, partially offset by decreased revenues at Ameren Missouri, as discussed below.
Ameren Missouri
Ameren Missouri’s natural gas revenues decreased $19 million, or 12%, in 2024, compared with 2023. Revenues associated with “Cost recovery mechanisms – offset in natural gas purchased for resale” decreased $20 million in 2024, compared with 2023, due to lower commodity prices and the absence of amortization of natural gas costs deferred under the PGA related to the extremely cold weather in mid-February 2021. Changes in natural gas revenues under the PGA are fully offset by corresponding changes in natural gas purchased for resale expenses.
Ameren Illinois Natural Gas
Ameren Illinois Natural Gas’ revenues increased $41 million, or 5%, in 2024, compared with 2023. Revenues increased an estimated $47 million due to higher natural gas base rates as a result of the November 2023 natural gas rate order, and revenues associated with other cost recovery mechanisms increased $7 million primarily due to increased revenues for excise taxes. “Cost recovery mechanisms – offset in natural gas purchased for resale” decreased revenues $16 million, due to lower collection of natural gas costs previously deferred under the PGA. Changes in natural gas revenues under the PGA are fully offset by the decrease in natural gas purchased for resale expenses.

Fuel and Purchased Power
The following table presents the increases (decreases) by Ameren segment for fuel and purchased power in 2024, compared with 2023:

2024 versus 2023	Ameren Missouri	Ameren Illinois Electric Distribution	Ameren Illinois Natural Gas	Ameren Transmission	Other /Intersegment Eliminations	Ameren
Fuel and purchased power change:
Energy costs (excluding the estimated effect of weather)	$95	$—	$—	$—	$—	$95
Effect of higher net energy costs included in base rates	22	—	—	—	—	22
Retail sales volumes	6	—	—	—	—	6
Transmission service charges	8	—	—	—	—	8
Other	(3)	—	—	—	—	(3)
Cost recovery mechanisms – offset in electric revenue(a)	(54)	(193)	—	—	(12)	(259)
Total fuel and purchased power change	$74	$(193)	$—	$—	$(12)	$(131)
(a)“Cost recovery mechanisms — offset in electric revenue” changes are offset by corresponding changes in “Cost recovery mechanisms — offset in fuel and purchased power” in electric revenues. Activity in Other/Intersegment Eliminations of $12 million represents the changes in eliminations of related-party transactions between Ameren Missouri, Ameren Illinois, and ATXI (-$6 million), as well as changes in Ameren Transmission revenue from transmission services provided to Ameren Illinois Electric Distribution (-$6 million). See Note 13 – Related-party Transactions and Note 16 – Segment Information under Part II, Item 8, of this report for additional information on intersegment eliminations. These items have no overall impact on earnings.
Ameren
Ameren Missouri and Ameren Illinois are generally allowed to pass on to customers prudently incurred costs for fuel and purchased power. Ameren’s electric fuel and purchased power expenses decreased $131 million, or 7%, in 2024, compared with 2023, primarily due to decreased fuel and purchased power expenses at Ameren Illinois Electric Distribution, partially offset by increased fuel and purchased power expenses at Ameren Missouri, as discussed below.
Ameren Missouri
Ameren Missouri’s fuel and purchased power expenses increased $74 million, or 7%, in 2024, compared with 2023.
The following items increased Ameren Missouri’s fuel and purchased power expense in 2024, compared with 2023:
•Energy costs increased $95 million in 2024, compared with 2023, primarily due to higher summer and fall capacity prices, which were set by annual MISO auctions. Ameren Missouri’s 5% exposure to net energy cost variances under the FAC is the difference between “Off-system sales, capacity, transmission, and FAC revenues, net” and “Energy costs (excluding the estimated effect of weather)”. These results had an immaterial impact on earnings in 2024, compared with 2023.
•The effect of higher net energy costs included in base rates increased Ameren Missouri’s fuel and purchased power expenses $22 million in 2024, compared with 2023, as a result of the June 2023 MoPSC electric rate order.
•Transmission service charges increased $8 million due to higher transmission rates related to increased revenue requirements of other transmission operators.
•Increases in retail sales volumes increased Ameren Missouri’s fuel and purchased power expenses $6 million.

“Cost recovery mechanisms — offset in electric revenue” decreased $54 million in 2024, compared with 2023, due to decreased amortization of costs previously deferred under the FAC. The changes to “Cost recovery mechanisms - offset in electric revenue” are fully offset by “Cost recovery mechanisms - offset in fuel and purchased power” in electric revenues.
Ameren Illinois Electric Distribution
Ameren Illinois Electric Distribution’s purchased power expenses decreased $193 million, or 21%, in 2024, compared with 2023, primarily due to decreased energy prices (-$94 million), which largely reflect the results of IPA procurement events, decreased capacity prices (-$77 million), which were set by annual MISO auctions, and lower volumes (-$43 million) primarily due to residential and small commercial customers switching from Ameren Illinois’ supplied power to alternative retail electric suppliers and customer adoption of solar technology through initiatives required under Illinois law. These decreases in purchased power expenses were partially offset by increased expenses associated with the amortization of renewable energy credit costs (+$20 million). The changes to “Cost recovery mechanisms - offset in electric revenue” are fully offset by changes to “Cost recovery mechanisms - offset in fuel and purchased power” in electric revenues.

Natural Gas Purchased for Resale
The following table presents the increases (decreases) by Ameren segment for natural gas purchased for resale in 2024, compared with 2023:

2024 versus 2023	Ameren Missouri	Ameren Illinois Electric Distribution	Ameren Illinois Natural Gas	Ameren Transmission	Other /Intersegment Eliminations	Ameren
Natural gas purchased for resale change:
Effect of weather (estimate)(a)	$1	$—	$—	$—	$—	$1
Cost recovery mechanisms – offset in natural gas revenue(b)	(20)	—	(16)	—	—	(36)
Total natural gas purchased for resale change	$(19)	$—	$(16)	$—	$—	$(35)
(a)Represents the estimated variation resulting primarily from changes in heating degree-days on natural gas demand compared with the prior year; this variation is based on temperature readings from the National Oceanic and Atmospheric Administration weather stations at local airports in our service territories.
(b)Natural gas purchased for resale changes are offset by corresponding changes in “Natural gas revenues” on the statement of income. These items have no overall impact on earnings.
Ameren
Ameren Missouri and Ameren Illinois are allowed to pass on to customers prudently incurred costs for natural gas purchased for resale. Ameren’s natural gas purchased for resale expenses decreased $35 million, or 10%, in 2024, compared with 2023, due to decreased natural gas purchased for resale expenses at Ameren Missouri and Ameren Illinois Natural Gas, as discussed below.
Ameren Missouri
Ameren Missouri’s natural gas purchased for resale expenses decreased $19 million, or 24%, in 2024, compared with 2023. Expenses associated with “Cost recovery mechanisms – offset in natural gas revenue” decreased $20 million in 2024, compared with 2023, due to lower commodity prices and the absence of amortization of natural gas costs deferred under the PGA related to the extremely cold weather in mid-February 2021. Changes in natural gas purchased for resale expenses are fully offset by corresponding changes in natural gas revenues under the PGA.
Ameren Illinois Natural Gas
Ameren Illinois Natural Gas’ natural gas purchased for resale expenses decreased $16 million, or 6%, in 2024, compared with 2023, primarily due to lower amortization of natural gas costs that were previously deferred under the PGA and lower natural gas prices. Changes in natural gas purchased for resale expenses are fully offset by changes in natural gas revenues under the PGA.

Other Operations and Maintenance Expenses

Total by Segment(a)	Increase (Decrease) by Segment
Overall Ameren Increase of $103 Million

$ (Millions)
2,100
1,800
1,500
1,200
900
600
300
0
$1,969
$230
$619
$1,050
$1,866
$237
$532
$1,003
2024
2023

(a)Includes $70 million and $60 million at Ameren Transmission in 2024 and 2023, respectively, and other/intersegment eliminations of $0 million and $34 million in 2024 and 2023, respectively.

Ameren Missouri	Ameren Illinois Natural Gas	Other/Intersegment Eliminations

Ameren Illinois Electric Distribution	Ameren Transmission
Ameren
Other operations and maintenance expenses increased $103 million in 2024, compared with 2023 because of the changes discussed below. In addition to changes by segment as discussed below, other operations and maintenance expenses decreased $34 million in 2024 for activity not reported as part of a segment, as reflected in “Other/Intersegment Eliminations” above, primarily because of a $14 million increase in the elimination of intercompany rent related to ATXI’s operations control center discussed below; a $10 million increase in the elimination of the non-service cost component of net periodic benefit income at Ameren Services; and a $8 million gain on the sale of land. The non-service cost component of net periodic benefit cost or income at Ameren Services is allocated to the segments and primarily included in the segments’ other operations and maintenance expenses.
Ameren Transmission
Other operations and maintenance expenses increased $10 million in 2024, compared with 2023, primarily because of increased costs related to ATXI’s operations control center, which was placed in service in December 2023. ATXI provides affiliates with access to this facility. The rent expense associated with this facility is an affiliate transaction and eliminated in consolidation for purposes of Ameren’s consolidated financial statements. See Note 13 - Related-party Transactions under Part II, Item 8, of this report for additional information.
Ameren Missouri
Other operations and maintenance expenses increased $47 million in 2024, compared with 2023, primarily due to the following items:
•A $59 million charge related to an order from the United States District Court for the Eastern District of Missouri, which resolved all outstanding claims in the NSR and Clean Air Act litigation related to the Rush Island Energy Center, see Note 14 - Commitments and Contingencies under Part II, Item 8, of this report for more information.
•The absence in 2024 of the recognition of regulatory assets for previously expensed costs approved for recovery pursuant to the June 2023 MoPSC rate order increased expenses $15 million.
•Individually insignificant increases of $7 million in various other operations and maintenance expenses, including other labor, cloud computing costs, and a decrease in the cash surrender value of COLI.
•The absence of previously deferred expenses increased expense by $7 million.

•Legal and administrative expenses increased by $6 million, primarily related to environmental matters.
•Costs for injuries and damages increased $4 million, primarily due to an increase in claims.
•Renewable development costs increased $3 million, primarily due to the absence in 2024 of the MoPSC order approving CCNs for the Boomtown and Huck Finn energy centers in the first half of 2023 that led to increased capitalization of renewable development costs pursuant to anticipated recovery from customers.
The following items partially offset the above increases in other operations and maintenance expenses between years:
•Pension and benefit costs decreased $20 million because of a lower base level of expenses, subject to a tracker, included in customer rates pursuant to the June 2023 MoPSC electric rate order. See Note 10 - Retirement Benefits under Part II, Item 8, of this report for more information.
•Energy center maintenance decreased $17 million, primarily because of lower amortization of Callaway Energy Center refueling and maintenance costs resulting from cost saving initiatives in the fall 2023 outage, compared to the spring 2022 outage, and lower headcount.
•Transmission and distribution storm-related costs decreased $10 million because of the major storms experienced throughout the service territory in July and August 2023.
•Transmission and distribution expenditures, excluding major storm-related costs, decreased $8 million, primarily due to reduced levels of vegetation management expenditures and lower inspection costs from decreased use of contractors, and lower headcount.

Ameren Illinois
Other operations and maintenance expenses increased $88 million at Ameren Illinois in 2024, compared with 2023, as discussed below.
Ameren Illinois Electric Distribution
Other operations and maintenance increased $87 million in 2024, compared with 2023, was primarily due to the following items:
•Bad debt costs increased $52 million, primarily because of a higher base level of expenses included in customer rates pursuant to the associated rider.
•Amortization of previous deferrals associated with bad debt costs on purchased receivables increased $15 million, primarily because of a higher base level of expenses included in customer rates pursuant to the associated rider.
•Increased costs associated with customer energy-efficiency investments under formula ratemaking of $13 million, primarily due to amortization of regulatory assets.
•Benefit costs increased $6 million, primarily due to an increase in medical benefit claims related to active plan participants.
•Increased labor expense of $5 million, primarily caused by reduced capital expenditures due to steps taken to align operations with the MYRP orders, resulting in more maintenance activities.
•Absence of major storm-related cost deferrals in 2024 increased expense by $4 million.
•Vegetation management costs increased by $4 million due to increased activity.
•Labor expense increased by $3 million due to assistance provided to other utilities to aid in storm recovery efforts, primarily caused by hurricane damage.
The following items partially offset the above increases in other operations and maintenance expenses between years:
•Reduction in environmental remediation rider costs of $14 million.
•Technology-related expenditures decreased $3 million resulting from lower levels of software licenses and rentals.
Ameren Illinois Natural Gas
Other operations and maintenance costs decreased $7 million in 2024, compared with 2023, primarily due to a decrease of $6 million in contractor service costs and a $4 million decrease in labor expense due to steps taken to align operations with the November 2023 ICC natural gas rate order. These decreases were partially offset by an increase of $2 million in cloud computing costs.
Ameren Illinois Transmission
Other operations and maintenance expenses increased $8 million in 2024, compared with 2023, primarily because of increased costs related to ATXI’s operations control center, which was placed in service in December 2023. ATXI provides affiliates with access to this facility. The rent expense associated with this facility is an affiliate transaction and eliminated in consolidation for purposes of Ameren’s consolidated financial statements. See Note 13 - Related-party Transactions under Part II, Item 8, of this report for additional information.

Depreciation and Amortization Expenses

Total by Segment(a)	Increase by Segment
Overall Ameren Increase of $203 Million

$ (Millions)
1,800
1,600
1,400
1,200
1,000
800
600
400
200
0
$1,590
$167
$129
$369
$917
$1,387
$138
$108
$351
$783
2024
2023

(a)Includes other/intersegment eliminations of $8 million and $7 million in 2024 and 2023, respectively.

Ameren Missouri	Ameren Illinois Natural Gas	Other/Intersegment Eliminations

Ameren Illinois Electric Distribution	Ameren Transmission
Depreciation and amortization expenses increased $203 million, $134 million, and $63 million at Ameren, Ameren Missouri, and Ameren Illinois, respectively, primarily because of additional property, plant, and equipment investments across their respective segments. In addition, Ameren’s and Ameren Missouri’s depreciation and amortization expenses were affected by the following items, which include the effect of the additional investments at Ameren Missouri:
•The deferral to a regulatory liability related to production tax credits allowed under the IRA associated with the Callaway Energy Center that increased expenses by $90 million.
•Increased depreciation and amortization of $40 million due to the inclusion in base rates of amounts previously deferred under the PISA and RESRAM effective July 9, 2023, pursuant to the June 2023 MoPSC electric rate order.
•Increased amortization of prior deferrals and the lower net under-recovery of RESRAM eligible expenses increased depreciation and amortization expenses by $33 million.
•Depreciation and amortization rate changes pursuant to the electric rate order noted above, which increased depreciation and amortization expenses by $4 million.
•Depreciation and amortization expenses reflected a deferral to a regulatory asset of depreciation associated with investments in eligible property, plant, and equipment not yet included in base rates, pursuant to PISA and RESRAM. Base rates were updated to include the eligible property, plant, and equipment in-service through December 31, 2022, when new customer rates became effective on July 9, 2023, pursuant to the June 2023 MoPSC electric rate order. The effect of rebasing PISA and RESRAM, partially offset by increased amortization of prior PISA deferrals, decreased depreciation and amortization by $30 million.
•The higher net deferral pursuant to a tracker related to certain excess deferred income taxes, which decreased depreciation and amortization expenses by $5 million.

Taxes Other Than Income Taxes

Total by Segment(a)	Increase by Segment
Overall Ameren Increase of $25 Million

$547
$522
$78
$67
$75
$75
$372
$360
600
480
360
240
120
0
$ (Millions)
2024
2023

(a)Includes $9 million and $8 million at Ameren Transmission in 2024 and 2023, respectively, and other/intersegment eliminations of $13 million and $12 million in 2024 and 2023, respectively.

Ameren Missouri	Ameren Illinois Natural Gas	Other/Intersegment Eliminations

Ameren Illinois Electric Distribution	Ameren Transmission
Taxes other than income taxes increased $25 million in 2024, compared with 2023, primarily because of an increase of $7 million and $2 million at Ameren Missouri and Ameren Illinois Electric Distribution, respectively, due to the absence in 2024 of employee retention tax credits received under the Coronavirus Aid, Relief, and Economic Security Act; a $9 million increase at Ameren Illinois Natural Gas due to an increase in excise taxes, primarily resulting from higher invested capital taxes; and a $3 million increase in gross receipts taxes at Ameren Missouri, primarily due to increased retail electric sales.

Other Income, Net

Total by Segment	Increase (Decrease) by Segment
Overall Ameren Increase of $69 Million

$ (Millions)
450
360
270
180
90
0
$417
$71
$26
$27
$97
$196
$348
$57
$28
$30
$103
$130
2024
2023

Ameren Missouri	Ameren Illinois Natural Gas	Other/Intersegment Eliminations

Ameren Illinois Electric Distribution	Ameren Transmission
See Note 6 – Other Income, Net under Part II, Item 8, of this report for additional information. See Note 5 – Long-term Debt and Equity Financings and Note 10 – Retirement Benefits under Part II, Item 8, for additional information on the debt extinguishment and the non-service cost components of net periodic benefit income.
Ameren
Other income, net, increased $69 million in 2024, compared with 2023. In addition to changes discussed below, other income, net, increased $14 million for activity not reported as part of a segment, primarily due to lower charitable contributions of $18 million at Ameren (parent) and a gain of $16 million for Ameren (parent)’s repurchase of senior secured notes and first mortgage bonds issued by Ameren Missouri and first mortgage bonds issued by Ameren Illinois. These increases were partially offset by a decrease of $13 million due to the non-service cost component of net periodic benefit income for activity not reported as part of a segment and $7 million in intersegment eliminations.
Ameren Transmission
Other income, net, decreased $2 million in 2024, compared with 2023 due to a decrease of $5 million in lower allowance for equity funds used during construction, primarily related to lower average construction work in progress balances and a decrease of $2 million in the non-service cost component of net periodic benefit income. These decreases were partially offset by the increase of $4 million in other interest income on regulatory balances.
Ameren Missouri
Other income, net, increased $66 million in 2024, compared with 2023, primarily because of an increase of $42 million in the non-service cost component of net periodic benefit income because of changes in the base level of pension and postretirement costs pursuant to the June 2023 MoPSC electric rate order. Other income, net, also increased $28 million because of a higher allowance for equity funds used during construction resulting from higher average construction work in progress balances. These increases were offset by a decrease of $2 million in other interest income on regulatory balances.
Ameren Illinois

Other income, net, decreased $9 million in 2024, compared with 2023. Other income, net, decreased primarily because of a decrease of $12 million and $6 million in the non-service cost component of net periodic benefit income at Ameren Illinois Electric Distribution and Ameren Illinois Natural Gas, respectively. Other income, net decreased $2 million in the allowance of equity funds used during construction, largely at Ameren Illinois Electric Distribution. These decreases were partially offset by the increase in other interest income on regulatory balances of $11 million, largely at Ameren Illinois Electric Distribution.
Interest Charges

Total by Segment	Increase by Segment
Overall Ameren Increase of $97 Million

700
600
500
400
300
200
100
0
$ (Millions)
$663
$141
$117
$63
$98
$244
$566
$99
$96
$55
$89
$227
2024
2023

Ameren Missouri	Ameren Illinois Natural Gas	Other/Intersegment Eliminations

Ameren Illinois Electric Distribution	Ameren Transmission
See Note 4 – Short-term Debt and Liquidity under Part II, Item 8, of this report and the Long-term Debt and Equity section below for additional information on short-term borrowings and long-term debt, respectively.
Ameren
Interest charges increased $97 million in 2024, compared with 2023. In addition to changes by segments discussed below, interest charges increased $42 million for activity not reported as part of a segment, primarily at Ameren (parent), because of issuances of long-term debt in November and December of 2023, which collectively increased interest charges by $64 million. The net proceeds from these issuances were used to repay short-term borrowings, which decreased short-term interest expense by $23 million, compared with 2023.
Ameren Transmission
Interest charges increased $21 million in 2024, compared with 2023, primarily due to issuances of long-term debt in May 2023, June 2024 and August 2024, which collectively increased interest charges by $9 million. Additionally, an increase on long-term debt and a higher interest rate on an increased level of short-term borrowings increased interest charges by $8 million and $2 million, respectively.
Ameren Missouri
Interest charges increased $17 million in 2024, compared with 2023, primarily due to issuances of long-term debt in March 2023, January 2024, April 2024, and October 2024, which collectively increased interest charges by $48 million.

The following items partially offset the above increase in interest charges between years:

•Increase in the borrowed funds capitalized as part of the allowance for funds used during construction of $12 million, primarily due to higher average construction work in progress balances.
•Interest charges decreased by $9 million due to the maturity of $350 million senior secured notes bearing a 3.5% interest rate in April 2024 that were repaid with cash on hand.
•Interest charges reflected a deferral to a regulatory asset of interest associated with investments in eligible property, plant, and equipment not yet included in base rates, pursuant to PISA and RESRAM. Base rates were updated to include the eligible property, plant, and equipment in-service through December 31, 2022, when new customer rates became effective on July 9, 2023, pursuant to the June 2023 MoPSC electric rate order. This update to base rates resulted in a higher deferral of interest in 2024 pursuant to PISA and RESRAM that decreased interest charges by $5 million.
•Lower levels of short-term borrowings decreased interest charges by $4 million.
Ameren Illinois
Interest charges increased $37 million in 2024, compared with 2023, primarily due to the following:
Ameren Illinois Transmission
Interest charges increased by $20 million, primarily due to issuances of long-term debt in May 2023 and June 2024, which increased interest charges by $10 million. Additionally, an increase of interest on long-term debt, a higher interest rate on an increased level of short-term borrowings, and interest charges resulting from the October 2024 FERC ROE order increased interest charges by $4 million, $2 million, and $2 million, respectively.
Ameren Illinois Electric Distribution
Interest charges increased by $9 million, primarily due to issuances of long-term debt in May 2023 and June 2024, which increased interest charges by $11 million.
Ameren Illinois Natural Gas
Interest charges increased by $8 million, primarily due to issuances of long-term debt in May 2023 and June 2024.
Income Taxes
The following table presents effective income tax rates for the years ended December 31, 2024 and 2023:

	2024	2023
Ameren	7%	14%
Ameren Missouri	(18)%	(2)%
Ameren Illinois	24%	26%
Ameren Illinois Electric Distribution	18%	24%
Ameren Illinois Natural Gas	27%	27%
Ameren Illinois Transmission	27%	26%
Ameren Transmission	27%	26%
See Note 12 – Income Taxes under Part II, Item 8, of this report for information regarding reconciliations of effective income tax rates for Ameren, Ameren Missouri, and Ameren Illinois.
The effective tax rate was lower at Ameren Illinois Electric Distribution in 2024, compared with 2023, primarily due to an increase in excess deferred tax amortization pursuant to an ICC order, which was offset by a corresponding decrease in revenues.
LIQUIDITY AND CAPITAL RESOURCES
Collections from our tariff-based revenues are our principal source of cash provided by operating activities. A diversified retail customer mix, primarily consisting of rate-regulated residential, commercial, and industrial customers, provides us with a reasonably predictable source of cash. In addition to using cash provided by operating activities, we use available cash, drawings under committed credit agreements, commercial paper issuances, and/or, in the case of Ameren Missouri and Ameren Illinois, short-term affiliate borrowings to support normal operations and temporary capital requirements. We may reduce our short-term borrowings with cash provided by operations or, at our discretion, with long-term borrowings, or, in the case of Ameren Missouri and Ameren Illinois, with capital contributions from Ameren (parent). In addition, to support a portion of its fuel requirements for generation, Ameren Missouri has entered into various long-term commitments to meet these requirements. Ameren Missouri and Ameren Illinois also have entered into various long-term commitments for purchased power and natural gas for distribution. Ameren’s, Ameren Missouri’s, and Ameren Illinois’ estimated minimum purchase obligations associated with these commitments totaled $2.1 billion, $1.0 billion, and, $1.1 billion, respectively, which include $0.8 billion, $0.3 billion, and, $0.5 billion, respectively, in 2025. Further, for additional information about Ameren’s and Ameren Missouri’s obligations associated wtih operating leases, see Note 15 – Supplemental Information.
We expect to make significant capital expenditures over the next five years, as discussed in the Capital Expenditures sections below, supported by a combination of long-term debt and equity, as we invest in our electric and natural gas utility infrastructure to support overall system reliability, grid modernization, renewable energy target requirements, environmental compliance, and other improvements. For additional information about our long-term debt outstanding, including maturities due within one year, and the applicable interest rates, see Note 5 – Long-term Debt and Equity Financings under Part II, Item 8, of this report. As part of its funding plan for capital expenditures, Ameren is using newly issued shares of common stock to satisfy requirements under the DRPlus and employee benefit plans and expects to continue to do so through at least 2029. Additionally, Ameren has an ATM program under which Ameren may offer and sell from time to time common stock, which includes the ability to enter into forward sale agreements, subject to market conditions and other factors. During 2024, Ameren issued a total of 2.9 million shares of common stock and received aggregate proceeds of $233 million under the ATM program. As of December 31, 2024, Ameren had multiple forward sale agreements that could be settled under the ATM program with various counterparties relating to 2.5 million shares of common stock. Including issuances under the DRPlus and employee benefit plans, Ameren plans to issue approximately $600 million of equity each year from 2025 to 2029. As of December 31, 2024, Ameren had approximately $550 million of common stock available for sale under the ATM program, which takes into account the forward sale agreements in effect as of December 31, 2024. The Ameren Companies expect their equity to total capitalization and cash flow metrics to support solid investment-grade credit ratings. See Note 5 – Long-term Debt and Equity Financings under Part II, Item 8, of this report for additional information on the ATM program, including the forward sale agreements under the ATM program relating to common stock.
The following table presents net cash provided by (used in) operating, investing, and financing activities for the years ended December 31, 2024 and 2023:

	Net Cash Provided By Operating Activities					Net Cash Used In Investing Activities			Net Cash Provided By Financing Activities
	2024		2023		Variance	2024	2023	Variance	2024	2023	Variance
Ameren	$2,763	(a)	$2,564	(a)	$199	$(4,456)	$(3,798)	$(658)	$1,749	$1,290	$459
Ameren Missouri	1,523		1,341		182	(2,898)	(1,960)	(938)	1,382	616	766
Ameren Illinois	1,369	(a)	1,098	(a)	271	(1,466)	(1,733)	267	165	678	(513)
(a)    Both Ameren and Ameren Illinois’ cash provided by operating activities included cash outflows of $125 million and $123 million for the FEJA electric energy-efficiency rider and $39 million and $9 million for the customer generation rebate program in 2024 and 2023, respectively.
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
Ameren
Ameren’s cash provided by operating activities increased $199 million in 2024, compared with 2023. The following items contributed to the increase:
•A $201 million increase resulting from increased customer collections primarily from base rate increases effective July 9, 2023, at Ameren Missouri pursuant to the June 2023 electric rate order, base rate increases effective November 28, 2023, at Ameren Illinois pursuant to the November 2023 natural gas rate order and electric transmission rate base growth, and increased customer collections under cost recovery mechanisms at Ameren Illinois, partially offset by lower customer collections under cost recovery mechanisms at Ameren Missouri.
•A $68 million increase in income tax refunds, net, due to the transfer of production and investment tax credits to unrelated parties and higher income tax refunds primarily due to lower taxable income compared to 2023, mainly driven by the adoption of IRS-issued guidance for the 2024 tax year that provided a safe harbor method of accounting for the capitalization or deduction of certain expenditures to maintain, repair, replace, or improve natural gas distribution property.
•A $37 million increase due to higher purchases of materials and supplies inventories in 2023 to support operations as levels were increased to mitigate against potential supply disruptions.
•A $33 million increase due to the absence of nuclear refueling and maintenance outage payments in 2024 related to the Callaway Energy Center. The last scheduled refueling and maintenance outage was in the fall of 2023.
•A $24 million increase due to higher major storm restoration costs in 2023, primarily at Ameren Illinois, due to storms in the summer of 2023.
•A $22 million increase due to insurance proceeds received in 2024 related to workers’ compensation payments made in the 2023 at Ameren Illinois.
•A $20 million increase due to higher coal purchases in 2023 to bring coal inventories back to targeted levels after transportation delays experienced in 2022.
•A $20 million decrease in payments related to charitable donations.
•A $16 million increase due to workers’ compensation payments made in 2023 at Ameren Illinois.
The following items partially offset the increase in Ameren’s cash from operating activities between periods:
•A $148 million increase in net collateral posted with counterparties, primarily due to changes in the market prices of power, natural gas, and other fuels.
•A $65 million increase in interest payments, primarily due to an increase in the average outstanding debt and an increase in interest rates.
•A $32 million increase in the cost of natural gas held in storage, primarily at Ameren Illinois, due to changes in the market price of natural gas.
Ameren Missouri
Ameren Missouri’s cash provided by operating activities increased $182 million in 2024, compared with 2023. The following items contributed to the increase:
•A $117 million increase in income tax refunds, net, due to the transfer of production and investment tax credits to unrelated parties, as well as an income tax refund from Ameren (parent), pursuant to the tax allocation agreement, primarily due to lower taxable income compared to 2023.
•A $49 million increase resulting from increased customer collections primarily from base rate increases effective July 9, 2023, pursuant to the June 2023 electric rate order, partially offset by lower customer collections under cost recovery mechanisms.
•A $40 million increase due to higher purchases of materials and supplies inventories in 2023 to support operations as levels were increased to mitigate against potential supply disruptions.
•A $33 million increase due to the absence of nuclear refueling and maintenance outage payments in 2024 related to the Callaway Energy Center. The last scheduled refueling and maintenance outage was in the fall of 2023.
•A $31 million increase due to the timing of payments for accounts payable and prepaid expenses.
•A $20 million increase due to higher coal purchases in 2023 to bring coal inventories back to targeted levels after transportation delays experienced in 2022.
The following items partially offset the increase in Ameren Missouri’s cash from operating activities between periods:
•A $99 million increase in net collateral posted with counterparties, primarily due to changes in the market prices of power, natural gas, and other fuels.
•A $19 million increase in interest payments, primarily due to an increase in the average outstanding debt and an increase in interest rates.
Ameren Illinois
Ameren Illinois’ cash provided by operating activities increased $271 million in 2024, compared with 2023. The following items contributed to the increase:
•A $148 million increase due to an income tax refund from Ameren (parent), pursuant to the tax allocation agreement, primarily due to lower taxable income compared to 2023, mainly driven by the adoption of IRS issued guidance for the 2024 tax year that provided a safe harbor method of accounting for the capitalization or deduction of certain expenditures to maintain, repair, replace, or improve natural gas distribution property.
•A $139 million increase resulting from increased customer collections primarily from base rate increases effective November 28, 2023, pursuant to the November 2023 natural gas rate order and electric transmission rate base growth, and by increased customer collections under cost recovery mechanisms.

•A $34 million increase due to the timing of payments for accounts payable and prepaid expenses.
•A $22 million increase due to insurance proceeds received in 2024 related to workers’ compensation payments made in 2023.
•A $20 million increase due to workers’ compensation payments made in 2023.
•A $19 million increase due to higher major storm restoration costs in 2023 due to storms in the summer of 2023.
The following items partially offset the increase in Ameren Illinois’ cash from operating activities between periods:
•A $43 million increase in net collateral posted with counterparties, primarily due to changes in the market prices of power and natural gas.
•A $29 million increase in the cost of natural gas held in storage due to changes in the market price of natural gas.
•An $18 million increase in interest payments, primarily due to an increase in the average outstanding debt and an increase in interest rates.
Cash Flows from Investing Activities
Ameren’s cash used in investing activities increased $658 million during 2024, compared with 2023, primarily as a result of a $722 million increase in capital expenditures, largely resulting from the acquisitions and completion of the Cass County, Boomtown, and Huck Finn energy centers at Ameren Missouri. Ameren’s increase in capital expenditures was partially offset by decreased expenditures for electric transmission infrastructure upgrades, reduced expenditures for electric distribution infrastructure upgrades and natural gas infrastructure upgrades due to steps taken by Ameren Illinois to align its 2024 operations with the ICC’s MYRP orders and November 2023 natural gas rate order, and due to decreased storm-related expenditures of $92 million at Ameren Illinois. Ameren’s cash used in investing activities was also partially offset by an $83 million decrease due to the timing of nuclear fuel expenditures.
Ameren Missouri’s cash used in investing activities increased $938 million during 2024, compared with 2023, primarily as a result of a $952 million increase in capital expenditures, largely resulting from the acquisitions and completion of the Cass County, Boomtown, and Huck Finn energy centers. Ameren Missouri’s cash used in investing activities also increased as a result of a $43 million increase in net money pool advances, and was partially offset by an $83 million decrease due to the timing of nuclear fuel expenditures.
Ameren Illinois’ cash used in investing activities decreased $267 million during 2024, compared with 2023, due to a decrease in capital expenditures, largely resulting from decreased expenditures for electric transmission infrastructure upgrades. Ameren Illinois’ capital expenditures also decreased as a result of reduced expenditures for electric distribution infrastructure upgrades and natural gas infrastructure upgrades due to steps taken by Ameren Illinois to align its 2024 operations with the ICC’s MYRP orders and November 2023 natural gas rate order, and due to decreased storm-related expenditures of $92 million.

Capital Expenditures
The following charts present our capital expenditures for the years ended December 31, 2024 and 2023:

2024 – Total Ameren $4,319(a)	2023 – Total Ameren $3,597(a)

Ameren Missouri(b)	Ameren Illinois Natural Gas	ATXI and other electric transmission subsidiaries

Ameren Illinois Electric Distribution	Ameren Illinois Transmission
(a)Includes Other capital expenditures of $6 million and $(18) million for the years ended December 31, 2024 and 2023, respectively, which includes amounts for the elimination of intercompany transfers.
Ameren’s 2024 capital expenditures consisted of expenditures made by its subsidiaries, including $134 million by ATXI and other electric transmission subsidiaries. Ameren’s 2023 capital expenditures consisted of expenditures made by its subsidiaries, including $124 million by ATXI and other electric transmission subsidiaries. In both years, capital expenditures were made principally to maintain, upgrade, and improve the reliability of the transmission and distribution systems of Ameren Missouri and Ameren Illinois by investing in substation upgrades, energy center projects, and smart-grid technology. Additionally, the Ameren Companies invested in various software projects.
The following table presents Ameren’s estimate of capital expenditures that will be incurred from 2025 through 2029, including construction expenditures, allowance for funds used during construction, and expenditures for compliance with existing environmental regulations:

	2025	2026 – 2029			Total
Ameren Missouri	$2,455	$13,585	–	$15,015	$16,040	–	$17,470
Ameren Illinois Electric Distribution	625	2,440	–	2,695	3,065	–	3,320
Ameren Illinois Natural Gas	360	1,305	–	1,445	1,665	–	1,805
Ameren Illinois Transmission	525	1,230	–	1,360	1,755	–	1,885
ATXI and other electric transmission subsidiaries	220	2,380	–	2,630	2,600	–	2,850
Other	10	30	–	35	40	–	45
Ameren	$4,195	$20,970	–	$23,180	$25,165	–	$27,375
Ameren Missouri’s estimated capital expenditures include transmission, distribution, grid modernization, and generation-related investments, primarily renewable and natural gas generation, as well as expenditures for compliance with environmental regulations. Ameren Illinois’ estimated capital expenditures are primarily for electric and natural gas transmission and distribution-related investments.

In February 2025, Ameren Missouri filed an update to its Smart Energy Plan with the MoPSC, which includes a five-year capital investment overview with a detailed one-year plan for 2025. The plan is designed to upgrade Ameren Missouri’s electric infrastructure and includes investments that will upgrade the grid and accommodate more renewable energy. Investments under the plan are expected to total approximately $16.2 billion over the five-year period from 2025 through 2029, with expenditures largely recoverable under the PISA. Ameren Missouri’s Smart Energy Plan includes approximately $1 billion in capital expenditures that may be necessary to comply with regulations issued by the EPA in 2024 relating to CO2 emissions and MATS, if such regulations are not revised or overturned. See Note 14 – Commitments and Contingencies under Part II, Item 8, of this report, for additional information on the EPA regulations. The Smart Energy Plan excludes investments in its natural gas distribution business, as well as removal costs, net of salvage.
Ameren Missouri continually reviews its generation portfolio and expected power needs, including estimates of future load growth. As a result, Ameren Missouri could modify its plan for generation capacity, the type of generation asset technology that will be employed, and whether capacity or power may be purchased, among other changes. Additionally, we continually review the reliability of our transmission and distribution systems, expected capacity needs, and opportunities for transmission investments within and outside our service territories. The timing and amount of investments could vary because of changes in expected capacity, the condition of transmission and distribution systems, significant changes in environmental regulations, future rate orders, and our ability and willingness to pursue transmission investments, as well as our ability to obtain necessary regulatory approvals, among other factors. Any changes in future generation, transmission, or distribution needs could result in significant changes in capital expenditures or losses, which could be material. Compliance with environmental regulations could also have significant impacts on the level of capital expenditures.
In 2021, the MISO issued a report outlining a preliminary long-range transmission planning roadmap of projects through 2039, which considers the rapidly changing generation mix within MISO resulting from significant additions of renewable generation, actual and expected generation plant closures, and state mandates or goals for clean energy or carbon emissions reductions. In 2022, the MISO approved the first tranche of projects under the roadmap. A portion of these projects were assigned to various utilities, of which Ameren was awarded projects that are estimated to cost approximately $1.8 billion, based on the MISO’s cost estimate. Related to these projects, Ameren began substation upgrades in May 2024 in advance of transmission line construction, which is expected to begin in 2026, with forecasted completion dates near the end of this decade. In addition, the MISO awarded three competitive bid projects to ATXI that represent a total estimated investment of approximately $220 million for ATXI. Also in December 2024, the MISO approved a first set of second tranche projects. A portion of these projects were assigned to Ameren and are estimated to cost approximately $1.3 billion, based on the MISO’s cost estimate. The first set of second tranche projects also includes competitive bid projects that are estimated to cost $6.5 billion, which includes projects located in Illinois that are estimated to cost $1.8 billion, based on the MISO’s cost estimate. The competitive bid process is expected to take place through 2026. The MISO is assessing future long-range transmission scenarios in the first quarter of 2025 and development of a second set of second tranche projects will follow this assessment.
Environmental Capital Expenditures
Ameren Missouri will continue to incur costs to comply with federal and state regulations, including those requiring the reduction of SO2, NOx, CO2, and mercury emissions from its coal-fired energy centers, compliance with the CCR Rule, and potential modifications to cooling water intake structures at existing power plants under Clean Water Act rules. See Note 14 – Commitments and Contingencies under Part II, Item 8, of this report for a discussion of existing and proposed environmental laws that affect, or may affect, our facilities and capital expenditures to comply with such laws.
Cash Flows from Financing Activities
Cash provided by, or used in, financing activities is a result of our financing needs, which depend on the level of cash provided by operating activities, the level of cash used in investing activities, the level of dividends, and our long-term debt maturities, among other things.
Ameren’s cash provided by financing activities increased $459 million during 2024, compared with 2023. During 2024, Ameren utilized net proceeds of $2.5 billion from the issuance of long-term debt for capital expenditures, to repay then-outstanding short-term debt, to repay $49 million of maturities of long-term debt at ATXI, and to finance energy transition costs related to the accelerated retirement of the Rush Island Energy Center, which included the remaining unrecovered net plant balance associated with the facility, among other costs. In addition, Ameren utilized proceeds from net commercial paper issuances of $607 million, aggregate cash proceeds of $273 million from the issuance of common stock under the ATM program, the DRPlus, and the 401(k) plan, and cash provided by operating activities to repay $800 million of long-term debt maturities at Ameren (parent) and Ameren Missouri, and to fund, in part, capital expenditures. In comparison, in 2023, Ameren utilized net proceeds of $2.3 billion from the issuance of long-term debt for general corporate purposes, for capital expenditures, to repay then-outstanding short-term debt, and to repay $100 million of maturities of long-term debt. Ameren also repaid net commercial borrowings totaling $533 million. In addition, Ameren utilized aggregate cash proceeds of $346 million from the issuance of common stock under the ATM program, the DRPlus, and the 401(k) plan, and cash provided by operating activities to fund, in part, capital expenditures. During 2024, Ameren paid common stock dividends of $714 million, compared with $662 million in dividend payments in 2023.

Ameren Missouri’s cash provided by financing activities increased $766 million during 2024, compared with 2023. During 2024, Ameren Missouri utilized net proceeds of $1.8 billion from the issuance of long-term debt for capital expenditures, to repay then-outstanding short-term debt, and to finance energy transition costs related to the accelerated retirement of the Rush Island Energy Center, which included the remaining unrecovered net plant balance associated with the facility, among other costs. In addition, Ameren Missouri repaid $350 million of long-term debt maturities, $170 million of net commercial paper borrowings, and $306 million of money pool borrowings. During 2024, Ameren Missouri also utilized capital contributions from Ameren (parent) of $476 million along with cash provided by operating activities to fund, in part, capital expenditures. In comparison, in 2023, Ameren Missouri utilized net proceeds of $499 million from the issuance of long-term debt for capital expenditures and to repay then-outstanding short-term debt. Ameren Missouri also repaid net commercial paper borrowings totaling $159 million. In addition, during 2023, Ameren Missouri utilized net proceeds of $306 million from money pool borrowings along with cash provided by operating activities to fund, in part, capital expenditures.
Ameren Illinois’ cash provided by financing activities decreased $513 million during 2024, compared with 2023. During 2024, Ameren Illinois utilized net proceeds of $624 million from the issuance of long-term debt to repay then-outstanding short-term debt. In addition, Ameren Illinois repaid net commercial paper borrowings of $277 million and money pool borrowings of $98 million. During 2024, Ameren Illinois also utilized capital contributions from Ameren (parent) of $36 million along with cash provided by operating activities to fund, in part, capital expenditures. In comparison, in 2023, Ameren Illinois utilized net proceeds of $498 million from the issuance of long-term debt to repay then-outstanding short-term debt and $100 million of long-term debt maturities. In addition, Ameren Illinois utilized proceeds from net commercial paper issuances of $102 million, proceeds of $135 million from money pool borrowings, and capital contributions from Ameren (parent) of $91 million along with cash provided by operating activities to fund, in part, capital expenditures. During 2024, Ameren Illinois paid common stock dividends of $110 million, compared with $41 million in dividend payments in 2023.
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
The following table presents Ameren’s consolidated net available liquidity as of December 31, 2024:

Available at December 31, 2024
Ameren (parent) and Ameren Missouri(a):
Missouri Credit Agreement – borrowing capacity	$1,400
Less: Ameren (parent) commercial paper outstanding	621
Less: Letters of credit	18
Missouri Credit Agreement – subtotal	761
Ameren (parent) and Ameren Illinois(b):
Illinois Credit Agreement – borrowing capacity	1,200
Less: Ameren (parent) commercial paper outstanding	434
Less: Ameren Illinois commercial paper outstanding	88
Less: Letters of credit	4
Illinois Credit Agreement – subtotal	674
Subtotal	$1,435
Cash and cash equivalents	7
Net available liquidity(c)	$1,442
(a)     The maximum aggregate amount available to both Ameren (parent) and Ameren Missouri under the Missouri Credit Agreement is $1 billion.
(b)     The maximum aggregate amount available to Ameren (parent) and Ameren Illinois under the Illinois Credit Agreement is $700 million and $1 billion, respectively.
(c)     Does not include Ameren’s forward equity sale agreements. See Note 5 – Long-term Debt and Equity Financings under Part II, Item 8, of this report for additional information.
The Credit Agreements, among other things, provide $2.6 billion of credit until maturity in December 2028. See Note 4 – Short-term Debt and Liquidity under Part II, Item 8, of this report for additional information on the Credit Agreements. During the year ended December 31, 2024, Ameren (parent), Ameren Missouri, and Ameren Illinois each issued commercial paper. Borrowings under the Credit Agreements and commercial paper issuances are based upon available interest rates at that time of the borrowing or issuance.
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

The issuance of short-term debt securities by Ameren’s utility subsidiaries is subject to FERC approval under the Federal Power Act. In January 2025, the FERC issued orders authorizing Ameren Missouri, Ameren Illinois, and ATXI to issue up to $1.4 billion, $1 billion, and $500 million, respectively, of short-term debt securities through January 2027.
The Ameren Companies continually evaluate the adequacy and appropriateness of their liquidity arrangements for changing business conditions. When business conditions warrant, changes may be made to the existing Credit Agreements or to other borrowing arrangements, or other arrangements may be made.
Long-term Debt and Equity
The following table presents Ameren’s issuances (net of any issuance premiums or discounts) of long-term debt and equity, as well as redemptions and maturities of long-term debt for the years ended December 31, 2024 and 2023. For additional information related to the terms and uses of these issuances and effective registration statements, and Ameren’s forward sale agreements relating to common stock, see Note 5 – Long-term Debt and Equity Financings under Part II, Item 8, of this report. For information on capital contributions received by Ameren Missouri and Ameren Illinois from Ameren (parent), see Note 13 – Related-party Transactions under Part II, Item 8, of this report.

	Month Issued, Redeemed, Repurchased, or Matured	2024		2023
Issuances of Long-term Debt
Ameren:
5.70% Senior unsecured notes due 2026	November	$—		$599
5.00% Senior unsecured notes due 2029	December	—		699
Ameren Missouri:
5.25% First mortgage bonds due 2054	January	347		—
5.45% First mortgage bonds due 2053	March	—		499
5.20% First mortgage bonds due 2034	April	499		—
5.125% First mortgage bonds due 2055	October	449		—
4.85% Securitized utility tariff bonds due 2039(a)	December	476		—
Ameren Illinois:
4.95% First mortgage bonds due 2033	May	—		498
5.55% First mortgage bonds due 2054	June	624		—
ATXI:
5.17% Senior unsecured notes due 2039	August	70		—
5.42% Senior unsecured notes due 2053	August	70		—
Total Ameren long-term debt issuances		$2,535		$2,295
Issuances of Common Stock
Ameren:
DRPlus and 401(k)(b)(c)	Various	$40		$47
ATM program(d)	Various	233		299
Total Ameren common stock issuances(e)		$273		$346
Maturities of Long-term Debt
Ameren:
2.50% Senior unsecured notes due 2024	September	$450		$—
Ameren Missouri:
Audrain County agreement (Audrain County CT) due 2023	January	—		240	(f)
3.50% Senior secured notes due 2024	April	350		—
Ameren Illinois:
0.375% First mortgage bonds due 2023	June	—		100
ATXI:
3.43% Senior unsecured notes due 2050	August	49		—
Total Ameren long-term debt maturities		$849	(g)	$340
(a)    These securitized utility tariff bonds were issued by AMF. The securitized tariff bondholders have no recourse to Ameren Missouri.
(b)    Ameren issued a total of 0.5 million and 0.6 million shares of common stock under its DRPlus and 401(k) plan in 2024 and 2023, respectively.
(c)    Excludes a $7 million and $7 million receivable at December 31, 2024 and 2023, respectively.
(d)    Ameren issued 2.9 million and 3.2 million shares of common stock under the ATM program in 2024 and 2023, respectively.
(e)    Excludes 0.2 million and 0.5 million shares of common stock valued at $16 million and $40 million issued for no cash consideration in connection with stock-based compensation in 2024 and 2023, respectively.
(f)    In January 2023, Ameren Missouri and Audrain County mutually agreed to terminate a financing obligation agreement related to the CT energy center in Audrain County, which was scheduled to expire in December 2023. No cash was exchanged in connection with the termination of the agreement as the $240 million principal amount of the financing obligation due from Ameren Missouri was equal to the amount of bond service payments due to Ameren Missouri.

(g)    Excludes Ameren (parent)’s November and December 2024 purchases of senior secured notes and first mortgage bonds issued by Ameren Missouri and first mortgage bonds issued by Ameren Illinois for $44 million in aggregate.
The Ameren Companies may sell securities registered under their effective registration statements if market conditions and capital requirements warrant such sales. Any offer and sale will be made only by means of a prospectus that meets the requirements of the Securities Act of 1933 and the rules and regulations thereunder.
Indebtedness Provisions and Other Covenants
At December 31, 2024, the Ameren Companies were in compliance with the provisions and covenants contained within their credit agreements, indentures, and articles of incorporation, as applicable, and ATXI was in compliance with the provisions and covenants contained in its note purchase agreements. See Note 4 – Short-term Debt and Liquidity and Note 5 – Long-term Debt and Equity Financings under Part II, Item 8, of this report for a discussion of covenants and provisions (and applicable cross-default provisions) contained in our credit agreements, certain of the Ameren Companies’ indentures and articles of incorporation, and ATXI’s note purchase agreements.
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
Dividends
Ameren paid to its shareholders common stock dividends totaling $714 million, or $2.68 per share, in 2024 and $662 million, or $2.52 per share, in 2023. The amount and timing of dividends payable on Ameren’s common stock are within the sole discretion of Ameren’s board of directors. Ameren’s board of directors has not set specific targets or payout parameters when declaring common stock dividends, but it considers various factors, including Ameren’s overall payout ratio, payout ratios of our peers, projected cash flow and potential future cash flow requirements, historical earnings and cash flow, projected earnings, impacts of regulatory orders or legislation, and other key business considerations. Ameren expects its dividend payout ratio to be between 55% and 65% of earnings over the next few years. On February 7, 2025, the board of directors of Ameren declared a quarterly dividend on Ameren’s common stock of 71 cents per share, payable on March 31, 2025, to shareholders of record on March 11, 2025.
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
At December 31, 2024, the amount of restricted net assets of Ameren’s subsidiaries that may not be distributed to Ameren in the form of a loan or dividend was $4.0 billion.

The following table presents common stock dividends declared and paid by Ameren Corporation to its common shareholders and by Ameren subsidiaries to their parent, Ameren:

	2024	2023
Ameren	$714	$662
Ameren Missouri	—	9
Ameren Illinois	110	41
ATXI	30	123
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
The following table presents the principal credit ratings of the Ameren Companies by Moody’s and S&P effective on the date of this report:

	Moody’s	S&P
Ameren:
Issuer/corporate credit rating	Baa1	BBB+
Senior unsecured debt	Baa1	BBB
Commercial paper	P-2	A-2
Ameren Missouri:
Issuer/corporate credit rating	Baa1	BBB+
Senior debt	A2	A
Senior unsecured debt	Baa1	Not Rated
Commercial paper	P-2	A-2
AMF securitized utility tariff bonds	Aaa	AAA
Ameren Illinois:
Issuer/corporate credit rating	A3	BBB+
Senior debt	A1	A
Senior unsecured debt	A3	BBB+
Commercial paper	P-2	A-2
ATXI:
Issuer credit rating	A2	Not Rated
Senior unsecured debt	A2	Not Rated
A credit rating is not a recommendation to buy, sell, or hold securities. It should be evaluated independently of any other rating. Ratings are subject to revision or withdrawal at any time by the rating organization.
Collateral Postings
Any weakening of our credit ratings may reduce access to capital and trigger additional collateral postings and prepayments. Such changes may also increase the cost of borrowing, resulting in an adverse effect on earnings. Cash collateral postings and prepayments made with external parties, including postings related to exchange-traded contracts, were immaterial, and cash collateral posted by external parties were $58 million for Ameren and Ameren Illinois at December 31, 2024. A sub-investment-grade issuer or senior unsecured debt rating (below “Baa3” from Moody’s or below “BBB-” from S&P) at December 31, 2024, could have resulted in Ameren, Ameren Missouri, or Ameren Illinois being required to post additional collateral or other assurances for certain trade and contractual obligations amounting to $740 million, $699 million, and $41 million, respectively.
Changes in commodity prices could trigger additional collateral postings and prepayments. Based on credit ratings at December 31, 2024, if market prices were 15% higher or lower than December 31, 2024 levels in the next 12 months and 20% higher or lower thereafter through the end of the term of the commodity contracts, then Ameren, Ameren Missouri, or Ameren Illinois could be required to post an immaterial amount, compared to each company’s liquidity, of collateral or provide other assurances for certain trade and contractual obligations.

Environmental Matters
Our electric generation, transmission, and distribution and natural gas distribution and storage operations must comply with a variety of statutes and regulations relating to the protection of the environment and human health and safety, including permitting programs implemented by federal, state, and local authorities. Such environmental laws regulate air emissions; protect water bodies; manage the handling and disposal of hazardous substances and waste materials; siting and land use requirements; and potential ecological impacts. See Note 14 – Commitments and Contingencies under Part II, Item 8, of this report for a discussion of existing and proposed environmental laws, including those that relate to climate change, that affect, or may affect, our facilities, operations, and capital expenditures to comply with such laws. The individual or combined effects of compliance with existing and new environmental regulations could result in significant capital expenditures, increased operating costs, or the closure or alteration of operations at some of Ameren Missouri’s energy centers.
Additionally, international agreements have in the past, and could again, lead to future federal or state legislation or regulations. In 2015, the United Nations Framework Convention on Climate Change reached consensus among approximately 190 nations on an agreement, known as the Paris Agreement, that establishes a framework for greenhouse gas mitigation actions by all countries, with a goal of holding the increase in global average temperature to below 2 degrees Celsius above pre-industrial levels and an aspiration to limit the increase to 1.5 degrees Celsius. In accordance with the new presidential administration’s approach to United States energy policy, in January 2025, the United States withdrew from the Paris Agreement. The current federal administration is expected to review, and has already revised, compliance requirements under a number of federal environmental regulatory programs; however, differences in energy policy priorities adopted by future federal administrations could result in additional greenhouse gas reduction requirements in the United States.
We provide information regarding our sustainability initiatives through our website, including in our annual sustainability report, our responses to the annual climate change and water surveys conducted by CDP, and a sustainability investor presentation. In addition, we issue an annual report in accordance with the Edison Electric Institute’s (EEI) and American Gas Association’s (AGA) environmental, social, governance and sustainability-related reporting program. We also issue a periodic climate risk report aligned with the Task Force on Climate-related Financial Disclosures (TCFD) and a report on our management of CCR. Additionally, we have posted a Sustainability Accounting Standards Board (SASB) mapping of sustainability data. The reports may be updated at any time. The information on Ameren’s website, including the reports and documents mentioned in this paragraph, is not incorporated by reference into this report.
OUTLOOK
Below are some key trends, events, and uncertainties that may reasonably affect our results of operations, financial condition, or liquidity, as well as our ability to achieve strategic and financial objectives, for 2025 and beyond. For additional information regarding recent rate orders, lawsuits, and pending requests filed with state and federal regulatory commissions, including those discussed below, see Note 2 – Rate and Regulatory Matters and Note 14 – Commitments and Contingencies under Part II, Item 8, of this report.
Operations
•The PISA permits Ameren Missouri to defer and recover 85% of the depreciation expense for investments in qualifying property, plant, and equipment placed in service and not included in base rates. Investments not eligible for recovery under the PISA include amounts related to new nuclear and natural gas generating units and service to new customer premises. Additionally, the PISA permits Ameren Missouri to earn a return at the applicable WACC on 85% of rate base that incorporates those qualifying investments, as well as changes in total accumulated depreciation excluding retirements and plant-related deferred income taxes since the previous regulatory rate review. The regulatory asset for accumulated PISA deferrals also earns a return at the applicable WACC until added to rate base prospectively. Ameren Missouri recognizes an offset to “Interest Charges” on its consolidated statement of income for its carrying cost of debt relating to each return allowed under the PISA, with the difference between the applicable WACC and its carrying cost of debt recognized in revenues when recovery of PISA deferrals is reflected in customer rates. Approved PISA deferrals are recovered over a period of 20 years following a regulatory rate review. Additionally, under the RESRAM, Ameren Missouri is permitted to recover the 15% of depreciation expense not recovered under the PISA, and earn a return at the applicable WACC for investments in renewable generation plant placed in service to comply with Missouri’s renewable energy standard. Accumulated RESRAM deferrals earn carrying costs at short-term interest rates. The PISA and the RESRAM mitigate the effects of regulatory lag between regulatory rate reviews. Those investments not eligible for recovery under the PISA and the remaining 15% of certain property, plant, and equipment placed in service, unless eligible for recovery under the RESRAM, remain subject to regulatory lag. Pursuant to a Missouri law that became effective in August 2022, Ameren Missouri’s PISA election was extended through 2028 and an additional extension through 2033 is allowed if requested by Ameren Missouri and approved by the MoPSC, among other things.

•In June 2024, Ameren Missouri filed a request with the MoPSC seeking approval to increase its annual revenues for electric service. In February 2025, Ameren Missouri filed an updated electric rate increase request seeking approval to increase its annual revenues for electric service by $446 million. The MoPSC proceeding relating to the proposed electric service rate changes will take place over a period of up to 11 months, with a decision by the MoPSC expected by May 2025 and new rates effective by June 2025. Ameren Missouri cannot predict the level of any electric service rate change the MoPSC may approve, whether the requested regulatory recovery mechanisms will be continued, or whether any rate change that may eventually be approved will be sufficient for Ameren Missouri to recover its costs and earn a reasonable return on its investments when the rate change goes into effect.
•In June 2024, the MoPSC issued a financing order authorizing the issuance of securitized utility tariff bonds by AMF related to the accelerated retirement of the Rush Island Energy Center. The financing order also included a determination that the decision to retire the Rush Island Energy Center was reasonable and prudent. The MoPSC did not make a determination regarding the prudency of Ameren Missouri's prior actions that resulted in the adverse ruling in the NSR and Clean Air Act litigation, however, claims regarding such actions could be considered in future regulatory proceedings. If future regulatory proceedings result in revenue reductions based on Ameren Missouri’s prior actions that resulted in the adverse ruling in the NSR and Clean Air Act litigation, it could have a material adverse effect on the results of operations, financial position, and liquidity of Ameren and Ameren Missouri. Base rate revenues relating to the recovery of the Rush Island Energy Center are being deferred as a regulatory liability since the October 15, 2024 retirement date of the facility until new rates become effective related to the current electric service regulatory rate review. The amortization period for the regulatory liability will be determined in a future regulatory rate review.
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
•In November 2024, the MoPSC issued an order approving a nonunanimous stipulation and agreement for Ameren Missouri’s MEEIA 2025 plan, which includes a portfolio of customer energy-efficiency and demand response programs, along with the continued use of the MEEIA rider, which allows Ameren Missouri to collect from customers its actual MEEIA program costs, related lost electric revenues, and performance incentives. Ameren Missouri intends to invest $51 million annually in 2025 and 2026 and $22 million in 2027 for customer energy-efficiency and demand response programs. In addition, the order approved performance incentives applicable to each plan year to earn revenues by achieving certain spending and demand response goals. If 100% of the goals are achieved in 2025, 2026, and 2027, Ameren Missouri would earn performance incentive revenues of $5 million, $5 million, and $2 million, respectively.
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
•The allowed base ROE for FERC-regulated transmission rates previously charged under the MISO tariff has been the subject of pending proceedings since 2013. In October 2024, the FERC issued an order, which decreased the allowed base ROE from 10.02% to 9.98% and required refunds, with interest, for the periods from November 2013 to February 2015 and from late September 2016 forward. In November 2024, the MISO transmission owners, including Ameren Missouri, Ameren Illinois, and ATXI, filed a request for rehearing with the FERC, arguing, among other things, the FERC should not have ordered refunds back to September 2016 or imposed interest on those refunds. In January 2025, the same parties filed an appeal of the October 2024 order to the United States Court of Appeals for the District of Columbia Circuit. In March 2020, the FERC issued a Notice of Proposed Rulemaking on its transmission incentives policy, which proposed to increase the incentive ROE for participation in an RTO to 100 basis points from the current 50 basis points and revised the parameters for awarding incentives, while limiting the overall incentives to a cap of 250 basis points, among other things. In April 2021, the FERC issued a Supplemental Notice of Proposed Rulemaking, which proposed to modify the Notice of Proposed Rulemaking’s incentive for participation in an RTO by limiting this incentive for utilities that join an RTO to 50 basis points and only allowing them to earn the incentive for three years, among other things. If this proposal is included in a final rule, Ameren Illinois and ATXI would no longer be eligible for the 50 basis point RTO incentive adder, prospectively. The FERC is under no deadline to issue a final rule on this matter. Ameren is unable to predict the ultimate impact of any changes to the FERC’s incentives policy. A 50-basis-

point change in the FERC-allowed ROE would affect Ameren’s and Ameren Illinois’ annual net income by an estimated $17 million and $12 million, respectively, based on each company’s 2025 projected rate base.
•Pursuant to December 2022 and March 2021 ICC orders, Ameren Illinois used the IEIMA formula framework to establish annual electric distribution service rates effective through 2023, and reconciled the related revenue requirement for customer rates established for 2023. As such, Ameren Illinois’ 2023 revenues reflected actual recoverable costs, year-end rate base, and a return at the applicable WACC, with the ROE component based on the annual average of the monthly yields of the 30-year United States Treasury bonds plus 580 basis points. In December 2024, the ICC issued an order approving Ameren Illinois’ 2023 electric distribution service revenue requirement reconciliation adjustment filing. This order approved a reconciliation adjustment of $158 million. The approved reconciliation adjustment will be collected from customers in 2025.
•Pursuant to the CEJA, Ameren Illinois may file an MYRP with the ICC to establish base rates for electric distribution service to be charged to customers for each calendar year of a four-year period. The base rates for a particular calendar year are based on forecasted recoverable costs and an ICC-determined ROE applied to Ameren Illinois’ forecasted average annual rate base using a forecasted capital structure, with a common equity ratio of up to 50% being deemed prudent and reasonable by law and a higher equity ratio requiring specific ICC approval. The ROE determined by the ICC for each calendar year of the four-year period is subject to annual adjustments based on certain performance incentives and penalties. An MYRP allows Ameren Illinois to reconcile electric distribution service rates to its actual revenue requirement on an annual basis, subject to a reconciliation cap and adjustments to the ROE. Under the MYRP discussed below, Ameren Illinois’ 2025 electric distribution service revenues will be based on its 2025 actual recoverable costs, 2025 year-end rate base, and an ROE of 8.72%, as adjusted for any performance incentives or penalties, provided the actual revenue requirement does not exceed the reconciliation cap. If a given year’s revenue amount collected from customers varies from the approved revenue requirement, an adjustment is made to electric operating revenues with an offset to a regulatory asset or liability to reflect that year’s actual revenue requirement. The regulatory balance is then collected from, or refunded to, customers within two years from the end of the applicable annual period. Additionally, the RBA ensures electric distribution service revenues are decoupled from sales volumes and wholesale and miscellaneous revenue differences from those assumed in the revenue requirement approved by the ICC. The RBA remains effective whether Ameren Illinois elects to file an MYRP or a traditional regulatory rate review.
•In December 2024, the ICC issued an order in connection with a revised Grid Plan and a revised MYRP filed by Ameren Illinois in March 2024, approving revenue requirements for electric distribution services for 2024 through 2027 of $1,206 million, $1,287 million, $1,367 million, and $1,422 million, respectively. Using the 2023 revenue requirement as a starting point, the approved revenue requirements in the ICC’s December 2024 order represent a cumulative four-year increase of $309 million. Rate changes consistent with the December 2024 order became effective in December 2024. In January 2025, Ameren Illinois filed a request for rehearing of the ICC’s December 2024 order to revise the allowed ROE and to include an asset associated with other postretirement benefits in the rate base, among other things. Subsequently, in February 2025, the ICC denied the rehearing request. Ameren Illinois intends to file an appeal of the ICC’s December 2024 order to the Illinois Appellate Court for the Fifth Judicial District. In addition, Ameren Illinois has filed an appeal related to orders issued by the ICC in December 2023 and June 2024 related to this proceeding. The appellate court is under no deadline to address the appeal, and Ameren Illinois cannot predict the ultimate outcome of the appeal.
•Pursuant to Illinois law, Ameren Illinois’ electric energy-efficiency investments are deferred as a regulatory asset and earn a return at the applicable WACC, with the ROE component based on the annual average of the monthly yields of the 30-year United States Treasury bonds plus 580 basis points. The allowed ROE on electric energy-efficiency investments can be increased or decreased by up to 200 basis points, depending on the achievement of annual energy savings goals. While the ICC has approved a plan for Ameren Illinois to invest approximately $120 million per year in electric energy-efficiency programs through 2025, the ICC has the ability to reduce the amount of electric energy-efficiency savings goals in future program years if there are insufficient cost-effective programs available, which could reduce the investments in electric energy-efficiency programs. Ameren Illinois expects to file its next electric energy-efficiency plan for 2026 through 2029 in late February 2025.
•In January 2025, Ameren Illinois filed a request with the ICC seeking approval to increase its annual revenues for natural gas delivery service by $140 million. A decision by the ICC in this proceeding is required by early December 2025, with new rates expected to be effective in December 2025. Ameren Illinois cannot predict the level of any delivery service rate change the ICC may approve, nor whether any rate change that may eventually be approved will be sufficient to enable Ameren Illinois to recover its costs and to earn a reasonable return on investments when the rate changes go into effect.
•The November 2023 order also directed the ICC staff to develop a plan for a future of gas proceeding. All of the Illinois natural gas utilities subject to ICC regulation are included in this proceeding, which is exploring issues involving the decarbonization of the natural gas distribution system in light of the state of Illinois’ goal of economy-wide 100% clean energy by 2050, pursuant to the CEJA. Some of the issues being addressed include the mitigation of any natural gas distribution stranded assets, the role of energy efficiency in decarbonization, and the associated impacts of natural gas decarbonization to the electric distribution system, among others. A final ICC staff report is expected in early 2026 and will be used by the ICC to guide further action, if any.

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
•Ameren Missouri and Ameren Illinois continue to make infrastructure investments and expect to seek increases to electric and natural gas rates to recover the cost of investments and earn an adequate return. Ameren Missouri and Ameren Illinois will also seek new, or to maintain existing, regulatory and legislative solutions to address regulatory lag and to support investment in their utility infrastructure for the benefit of their customers. Ameren Missouri and Ameren Illinois continue to face cost recovery pressures, higher cost of debt, customer conservation efforts, the impacts of additional customer energy-efficiency programs, and increased customer use of increasingly cost-effective advancements in innovative energy technologies, including private generation and energy storage. We expect a net increase in demand resulting from the electrification of the economy, including in the transportation sector. In addition, a new 250-MW data center is expected to be constructed in Ameren Missouri’s service territory with electric service starting in 2026. Several other entities in various industries, including data center and manufacturing, are considering either locating or expanding their operations within our service territories. To serve these new loads, we expect increased investments will be necessary, including expected future investments for environmental compliance, system reliability improvements, and new generation sources, that will result in rate base and revenue growth but also higher depreciation and financing costs.
Liquidity and Capital Resources
•As discussed above, several entities in various industries, including data center and manufacturing, are considering either locating or expanding their operations within Ameren Missouri’s service territory. In order to address these load growth opportunities, Ameren Missouri expects to file a notice of change in its preferred resource plan with the MoPSC in February 2025. Ameren is continuing to target net-zero carbon emissions by 2045, as well as a 60% reduction by 2030 and an 85% reduction by 2040 based on 2005 levels in a safe, reliable, and affordable manner. Ameren’s goals include both reduction of direct emissions from operations (scope 1), as well as electricity usage at Ameren buildings (scope 2), including other greenhouse gas emissions of methane, nitrous oxide, and sulfur hexafluoride. Achieving these goals will be dependent on a variety of factors, including cost-effective advancements in innovative clean energy technologies and constructive federal and state energy and economic policies. The 2025 Change to the 2023 PRP is expected to include, among other things, the following:
•adding 1,600 MWs of natural gas-fired simple-cycle generation by 2030, which includes the 800-MW Castle Bluff Natural Gas Project discussed below, and an additional 1,200 MWs by 2043;
•adding 2,100 MWs of natural gas-fired combined-cycle generation by 2035 and an additional 1,200 MWs by 2040;
•adding 3,200 MWs of renewable generation by 2030, which includes the 900 MWs of solar generation projects discussed in Note 2 – Rate and Regulatory Matters under Part II, Item 8, of this report, and an additional 1,500 MWs by 2035;
•adding 1,000 MWs of battery storage by 2030 and an additional 800 MWs by 2042;
•adding 1,500 MWs of nuclear generation by 2040;
•retiring all of Ameren Missouri’s coal-fired energy centers by 2042;
•retiring 1,800 MWs of Ameren Missouri’s natural gas-fired energy centers by 2040 to comply with Illinois law;
•the continued implementation of customer energy-efficiency and demand response programs; and
•the expectation that Ameren Missouri will seek and receive NRC approval for an extension of the operating license for the Callaway Energy Center beyond its current 2044 expiration date.
Ameren Missouri’s plan could be affected by, among other factors: Ameren Missouri’s ability to obtain CCNs from the MoPSC, and any other required approvals for the addition of renewable resources, battery storage, or nuclear or natural gas-fired generation, retirement of energy centers, and new or continued customer energy-efficiency programs; the ability to enter into agreements for renewable, natural gas-fired, or nuclear generation and acquire or construct that generation at a reasonable cost; the ability of suppliers, contractors, and developers to meet contractual commitments and timely complete projects, which is dependent upon the availability of necessary labor, materials, and equipment, geopolitical conflict, or government actions, among other things; changes in the scope and timing of projects; the continued existence and ability to qualify for, and use or transfer, federal production or investment tax credits; the cost of wind, solar, and other renewable generation and battery storage technologies; the cost of natural gas or hydrogen CT technologies; the cost of nuclear generation; the ability to maintain system reliability during and after the transition to clean energy generation; new and/or changes in environmental regulations, including those related to CO2 and other greenhouse gas emissions; energy prices; and demand; Ameren Missouri’s ability to obtain necessary rights-of-way, easements, and transmission interconnection agreements at an acceptable cost and in a timely fashion; the ability to earn an adequate return on invested capital; and the ability to raise capital on reasonable terms. The next preferred resource plan is required to be filed by October 2026.
•In October 2024, the MoPSC issued an order approving a nonunanimous stipulation and agreement filed by Ameren Missouri, the MoPSC staff, and other intervenors requesting a CCN for the Castle Bluff Natural Gas Project. The order also includes the use of a post-construction cost deferral related to the project which allows Ameren Missouri to defer and recover depreciation expense, financing costs, and applicable income taxes incurred from the date the project is placed in service to the date when project costs are reflected in updated base rates as a result of a regulatory rate review. The period of deferral would be limited to the earlier of the time the project costs are reflected in base rates or six months. The Castle Bluff Natural Gas Project is aligned with the 2025 Change to the 2023 PRP discussed above, and related expected capital expenditures are included in Ameren’s and Ameren Missouri’s expected capital investments discussed below.
•Through 2029, we expect to make significant capital expenditures to improve our electric and natural gas utility infrastructure, with a major portion directed to our transmission and distribution systems. We estimate that we will invest up to $27.4 billion (Ameren Missouri – up to $17.5 billion; Ameren Illinois – up to $7.0 billion; ATXI – up to $2.9 billion) of capital expenditures during the period from 2025 through 2029. These estimates include the MISO long-range transmission projects assigned to Ameren, as well as the first tranche competitive projects awarded to ATXI discussed below. Ameren’s and Ameren Missouri’s estimates include approximately $1 billion in capital expenditures that may be necessary to comply with regulations issued by the EPA in 2024 relating to CO2 emissions and MATS, if such regulations are not revised or overturned.
•In 2021, the MISO issued a report outlining a preliminary long-range transmission planning roadmap of projects through 2039, which considers the rapidly changing generation mix within MISO resulting from significant additions of renewable generation, actual and expected generation plant closures, and state mandates or goals for clean energy or carbon emissions reductions. In 2022, the MISO approved the first tranche of projects under the roadmap. A portion of these projects were assigned to various utilities, of which Ameren was awarded projects that are estimated to cost approximately $1.8 billion, based on the MISO’s cost estimate. Related to these projects, Ameren began substation upgrades in May 2024 in advance of transmission line construction, which is expected to begin in 2026, with forecasted completion dates near the end of this decade. In addition, the MISO awarded three competitive bid projects to ATXI that represent a total estimated investment of approximately $220 million for ATXI. In February 2024, Ameren Illinois and ATXI filed a request for a CCN, among other things, with the ICC related to the portion of the MISO long-range transmission projects they will construct within the ICC’s jurisdiction. A decision by the ICC is expected by mid-2025. In 2024, ATXI filed requests for CCNs, among other things, with the MoPSC related to the MISO long-range transmission projects that it expects to construct within the MoPSC’s jurisdiction. Decisions by the MoPSC are expected in 2025. Also in December 2024, the MISO approved a first set of second tranche projects. A portion of these projects were assigned to Ameren and are estimated to cost approximately $1.3 billion, based on the MISO’s cost estimate. The first set of second tranche projects also includes competitive bid projects that are estimated to cost $6.5 billion, which includes projects located in Illinois that are estimated to cost $1.8 billion, based on the MISO’s cost estimate. The competitive bid process is expected to take place through 2026. The MISO is assessing future long-range transmission scenarios in the first quarter of 2025 and development of a second set of second tranche projects will follow this assessment.
•Grid reliability, environmental, or other regulations, including those related to CO2 emissions, or other actions taken by federal or state regulators, could result in significant increases in capital expenditures and operating costs. Regulations can be reviewed and repealed, and replacement or alternative regulations can be proposed or adopted by the regulatory agencies, including the EPA. See Note 14 – Commitments and Contingencies under Part II, Item 8, of this report, for additional information on environmental matters, including the NSR and Clean Air Act litigation. The ultimate implementation of any of these new regulations, as well as the timing of any such implementation, is uncertain. However, the individual or combined effects of existing and new environmental regulations could result in significant capital expenditures, increased operating costs, or the closure or alteration of some of Ameren Missouri’s coal and natural gas-fired energy centers. Ameren Missouri’s operating costs and capital expenditures are subject to MoPSC prudence reviews, which could result in cost disallowances, as well as regulatory lag. The cost of Ameren Illinois’ purchased power and natural gas purchased for resale could increase. However, Ameren Illinois expects that these costs would be recovered from customers with no material adverse effect on its results of operations, financial position, or liquidity. Ameren’s and Ameren Missouri’s earnings could benefit from increased investment to comply with environmental regulations if those investments are reflected and recovered on a timely basis in customer rates.
•The Ameren Companies have multiyear Credit Agreements that cumulatively provide $2.6 billion of credit through December 2028, subject to a 364-day repayment term for Ameren Missouri and Ameren Illinois, with the option to seek incremental commitments to increase the cumulative credit provided to $3.2 billion. See Note 4 – Short-term Debt and Liquidity under Part II, Item 8, of this report for additional information regarding the Credit Agreements. See Note 5 – Long-term Debt and Equity Financings under Part II, Item 8, of this report for outstanding forward sale agreements under the ATM, long-term debt issuances through the date of this report, and maturities of long-term debt from 2025 to 2029 and beyond at Ameren (parent), Ameren Missouri, Ameren Illinois, and ATXI. The use of cash provided by operating activities and short-term borrowings to fund capital expenditures and other long-term investments at the Ameren Companies frequently results in a working capital deficit, defined as current liabilities exceeding current assets, as was the case at December 31, 2024, for Ameren and Ameren Illinois. Ameren, Ameren Missouri, and Ameren Illinois each believe that their liquidity is adequate given their respective expected operating cash flows, capital expenditures, and financing plans, and expect to continue to have access to the capital and credit markets on reasonable terms when needed. However, there can be no assurance that significant changes in economic conditions, disruptions in the capital and credit markets, or other unforeseen events will not materially affect their ability to execute their expected operating, capital, or financing plans.
•Ameren expects its cash used for currently planned capital expenditures and dividends to exceed cash provided by operating activities over the next several years. As part of its funding plan for capital expenditures, Ameren is using newly issued shares of common stock to satisfy requirements under the DRPlus and employee benefit plans and expects to continue to do so through at least 2029. Additionally, Ameren has an ATM program under which Ameren may offer and sell from time to time common stock, which includes the ability to enter into forward sale agreements, subject to market conditions and other factors. As of December 31, 2024, Ameren had multiple forward sale agreements that could be settled under the ATM program with various counterparties relating to 2.5 million shares of common stock. Including issuances under the DRPlus and employee benefit plans, Ameren plans to issue approximately $600 million of equity each year from 2025 to 2029. As of December 31, 2024, Ameren had approximately $550 million of common stock available for sale under the ATM program, which takes into account the forward sale agreements in effect as of December 31, 2024. The Ameren Companies expect their equity to total capitalization and cash flow metrics to support solid investment-grade credit ratings. Ameren Missouri and Ameren Illinois expect to fund cash flow needs through debt issuances, cash provided by operating activities, and/or capital contributions from Ameren (parent).
•The IRA was enacted in August 2022, and includes various income tax provisions, among other things. The law extends federal production and investment tax credits for projects beginning construction through 2024 and allows for a 10% adder to the production and investment tax credits for siting projects at existing energy communities as defined in the law, which includes sites previously used for coal-fired generation. The law also creates clean energy tax credits for projects beginning construction after 2024. The clean energy tax credits will apply to renewable energy production and investments, along with certain nuclear energy production, and will be phased out beginning in 2033, at the earliest. The phase-out is triggered when greenhouse gas emissions from the electric generation industry are reduced by at least 75% from the annual 2022 emission rate or at the beginning of 2033, whichever is later. The law allows for transferability to an unrelated party for cash of up to 100% of certain tax credits generated after 2022. In addition, the law imposes a 15% minimum tax on adjusted financial statement income, as defined in the law, for corporations whose average annual adjusted financial statement income exceeds $1 billion for three consecutive preceding tax years effective for tax years beginning after December 31, 2022. Once a corporation exceeds this three-year average annual adjusted financial statement income threshold, it will be subject to the minimum tax for all future tax years. Additional regulations, interpretations, amendments, or technical corrections to or in connection with the IRA have been and are expected to be issued by the IRS or United States Department of Treasury, which may impact the timing of when the 15% minimum tax becomes applicable for Ameren as discussed below.
•Pursuant to the IRA discussed above, Ameren Missouri expects to transfer production and investment tax credits to unrelated parties of approximately $300 million annually on average from 2025 to 2029. Proceeds from these transfers are included in Ameren Missouri’s tracker related to production and investment tax credits allowed under the IRA or the RESRAM and are ultimately refunded to customers.
•In June 2024, the IRS issued a series of private letter rulings to another taxpayer which provided guidance on applying IRS normalization rules to the calculation of tax benefits related to net operating loss carryforwards. The rulings concluded that for ratemaking purposes, net operating loss carryforwards should be reflected on a separate company basis and should not be reduced by payments received for the utilization of losses by other affiliates under a tax allocation agreement. While a private letter ruling issued to another taxpayer may not be relied on as precedent, Ameren Missouri, Ameren Illinois, and ATXI are evaluating this guidance and are addressing potential impacts of the private letter rulings with the MoPSC, ICC, and FERC. For Ameren Illinois and ATXI, these impacts could result in material reductions to their regulatory liabilities related to excess deferred income taxes resulting from the TCJA. For Ameren Missouri and Ameren Illinois, these impacts could result in material increases to their accumulated deferred income tax assets for ratemaking purposes, which would result in overall increases to their rate bases. Ameren Missouri, Ameren Illinois, and ATXI will record the impacts, if any, upon further evaluation with their respective regulatory commissions.
•As of December 31, 2024, Ameren had $410 million in tax benefits from federal and state income tax credit carryforwards, which included $229 million of production and investment tax credits that Ameren Missouri expects to transfer to third parties, $93 million in tax benefits from federal and state net operating loss carryforwards, and $22 million in tax overpayments, refunds, and receivables, which will be utilized in future periods. Future expected income tax payments are based on expected taxable income, available income tax credit and net operating loss carryforwards, and current tax law. Expected taxable income is affected by expected capital expenditures, when property, plant, and equipment is placed in-service or retired, and the timing of regulatory reviews, among other things. Based on preliminary calculations, Ameren does not expect to be subject to the 15% minimum tax on adjusted financial statement income imposed by the IRA through 2029. Ameren expects annual federal income tax payments to be immaterial through 2029.
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
•Regulatory environment and external regulatory decisions and requirements
•Anticipated future regulatory decisions and our assessment of their impact
•The impact of prudence reviews, complaint cases, limitations on electric rate increases in Missouri and Illinois, and opposition during the ratemaking process that may limit our ability to timely recover costs and earn a fair return on our investments
•Ameren Illinois’ assessment of and ability to estimate the current year’s electric distribution service costs to be reflected in revenues and recovered from customers in a subsequent year under the MYRP process, which includes a revenue requirement reconciliation, which may not allow for full recovery of actual costs due to a reconciliation cap
•Ameren Illinois’ and ATXI’s assessment of and ability to estimate the current year’s electric transmission service costs to be reflected in revenues and recovered from customers in a subsequent year under the FERC ratemaking frameworks
•Ameren Missouri’s estimate of revenue recovery under the MEEIA plans

Basis for Judgment
The application of accounting guidance for rate-regulated businesses results in recording regulatory assets and liabilities. Regulatory assets represent the deferral of incurred costs that are probable of future recovery in customer rates. Regulatory assets are amortized as the incurred costs are recovered through customer rates. In some cases, we record regulatory assets before approval for recovery has been received from the applicable regulatory commission. We must use judgment to conclude that costs deferred as regulatory assets are probable of future recovery. We base our conclusion on certain factors including, but not limited to, orders issued by our regulatory commissions, enacted legislation, or historical experience, as well as discussions with legal counsel. If facts and circumstances lead us to conclude that a recorded regulatory asset is no longer probable of recovery or that plant assets are probable of disallowance, we record a charge to earnings, which could be material. Regulatory liabilities represent revenues received from customers to fund expected costs that have not yet been incurred or that are probable of future refunds to customers. We also recognize revenues for alternative revenue programs authorized by our regulators that allow for an automatic rate adjustment, are probable of recovery or refund, and are collected or refunded within 24 months following the end of the annual period in which they are recognized. Under the MYRP, Ameren Illinois' base rates for a particular calendar year are based on the forecasts of recoverable costs, average annual rate base, and capital structure. An ICC-determined ROE is applied to determine the base rates for a particular calendar year. Ameren Illinois will reconcile its actual revenue requirement, as adjusted for certain cost variations, to ICC-approved electric distribution service rates on an annual basis, subject to a reconciliation cap. The reconciliation cap limits the annual adjustment to 105% of the annual revenue requirement approved by the ICC. Orders by the ICC can result in a subsequent change in Ameren Illinois’ resulting estimated regulatory assets or liabilities. Ameren Illinois and ATXI have received FERC approval to use a company-specific, forward-looking formula ratemaking framework in setting their transmission rates. These forward-looking rates are updated annually and become effective each January with forecasted information. The formula rate framework provides for an annual reconciliation of the electric transmission service revenue requirement, which reflects the actual recoverable costs incurred and the 13-month average rate base for a given year, with the revenue requirement in customer rates, including an allowed ROE. Variations in investments made or orders by the FERC or courts can result in a subsequent change in Ameren Illinois’ and ATXI’s estimated regulatory assets or liabilities. Ameren Missouri estimates lost electric revenues resulting from its MEEIA customer energy-efficiency programs, which are subsequently recovered through the MEEIA rider. See Note 2 – Rate and Regulatory Matters under Part II, Item 8, of this report for a description of our regulatory mechanisms and quantification of these assets or liabilities for each of the Ameren Companies.
The following table reflects the gain and other comprehensive income, which would be offset by the removal of regulatory assets and liabilities and an increase in accumulated other comprehensive income, that would have resulted if accounting guidance for rate-regulated businesses had been eliminated as of December 31, 2024:

	Ameren	Ameren Missouri	Ameren Illinois
Gains	$2,896	$1,579	$1,204
Other comprehensive income (before taxes) - pension and other postretirement benefit plan activity	358	202	156

Accounting Estimate	Uncertainties Affecting Application
Benefit Plan Accounting
Based on actuarial calculations, we accrue postretirement costs of providing future employee benefits for the benefit plans we offer our employees. See Note 10 – Retirement Benefits under Part II, Item 8, of this report.

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

The following table reflects the sensitivity of Ameren’s pension and postretirement plans to potential changes in key assumptions for the year ended December 31, 2024:

	Pension Benefits		Postretirement Benefits
	Net Periodic Benefit Cost	Projected Pension Benefit Obligation	Net Periodic Benefit Cost	Projected Postretirement Benefit Obligation
0.25% decrease in discount rate	$12	$115	$2	$21
0.25% decrease in return on assets	12	(a)	4	(a)
(a)Not applicable.

Accounting Estimate	Uncertainties Affecting Application
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
•Estimating financial impact of events
•Estimating likelihood of various potential outcomes
•Regulatory and political environments and requirements
•Outcome of legal proceedings, settlements, or other factors
•Changes in regulation, legislation, expected scope of work, technology, or timing of environmental remediation

Basis for Judgment
The determination of a loss contingency requires significant judgment as to the expected outcome of the contingency in future periods. In making the determination as to the amount of potential loss and the probability of loss, we consider the nature of the litigation, the claim or assessment, opinions or views of legal counsel, and the expected outcome of potential litigation, among other things. If no estimate is better than another within our range of estimates, we record as our best estimate of a loss the minimum value of our estimated range of outcomes. As additional information becomes available, we reassess the potential liability related to the contingency and revise our estimates. The amount recorded for any contingency may differ from actual costs incurred when the contingency is ultimately resolved. Contingencies are normally resolved over long periods of time. In our evaluation of legal matters, management consults with legal counsel and relies on analysis of relevant case law and legal precedents. See Note 2 – Rate and Regulatory Matters, Note 9 – Callaway Energy Center, and Note 14 – Commitments and Contingencies under Part II, Item 8, of this report for information on the Ameren Companies’ contingencies.

Accounting Estimate	Uncertainties Affecting Application
Accounting for Income Taxes
We record a provision for income taxes, deferred tax assets and liabilities, and a valuation allowance against net deferred tax assets, if any. See Note 12 – Income Taxes under Part II, Item 8, of this report.

•Changes in business, industry, laws, technology, or economic and market conditions affecting forecasted financial condition and/or results of operations
•Estimates of the amount and character of future taxable income and forecasted use of our tax credit carryforwards
•Enacted tax rates applicable to taxable income in years in which temporary differences are recovered or settled
•Effectiveness of implementing tax planning strategies
•Changes in income tax laws, including amounts subject to income tax, and the regulatory treatment of any tax reform changes
•Results of audits and examinations by taxing authorities
•Ability to forecast production and investment tax credits

Basis for Judgment
The reporting of tax-related assets and liabilities requires the use of estimates and significant management judgment. Deferred tax assets and liabilities are recorded to represent future effects on income taxes for temporary differences between the basis of assets for financial reporting and tax purposes. Although management believes that current estimates for deferred tax assets and liabilities are reasonable, actual results could differ from these estimates for a variety of reasons, including: a change in forecasted financial condition and/or results of operations; changes in income tax laws, enacted tax rates or amounts subject to income tax; the form, structure, and timing of asset or stock sales or dispositions; changes in the regulatory treatment of any tax reform benefits; and changes resulting from audits and examinations by taxing authorities. Valuation allowances against deferred tax assets are recorded when management concludes it is more likely than not such asset will not be realized in future periods. Accounting for income taxes also requires that only tax benefits for positions taken, or expected to be taken on tax returns that meet the more-likely-than-not recognition threshold can be recognized or continue to be recognized. Management evaluates each position solely on the technical merits and facts and circumstances of the position, assuming that the position will be examined by a taxing authority that has full knowledge of all relevant information. Significant judgment is required to determine recognition thresholds and the related amount of tax benefits to be recognized. At each period end, and as new developments occur, management reevaluates its tax positions. Additional interpretations, regulations, amendments, or technical corrections related to the federal income tax code as a result of the IRA, may impact the estimates for income taxes discussed above. See Note 12 – Income Taxes under Part II, Item 8, of this report for additional information on the IRA and the amount of deferred income taxes recorded at December 31, 2024.

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

Basis for Judgment
We record the estimated fair value of legal obligations associated with the retirement of tangible long-lived assets in the period in which the liabilities are incurred and capitalize a corresponding amount as part of the book value of the related long-lived asset. In subsequent periods, we adjust AROs for accretion and changes in the estimated fair values of the obligations, with a corresponding increase or decrease in the asset book value for the fair value changes. We estimate the fair value of our AROs using present value techniques, in which we make various assumptions about discount rates and cost escalation rates. In addition, these estimates include assumptions of the probability, timing, and amount of cash expenditures to settle the ARO, and are based on currently available technology. Ameren and Ameren Missouri have recorded AROs for retirement costs associated with decommissioning of Ameren Missouri’s Callaway and wind renewable energy centers, certain Ameren Missouri solar energy centers, CCR facilities, and river structures at certain energy centers used for unloading coal and circulating water systems. Additionally, Ameren, Ameren Missouri, and Ameren Illinois have recorded AROs for retirement costs associated with asbestos removal and the disposal of certain transformers. See Note 15 – Supplemental Information under Part II, Item 8, of this report for the amount of AROs recorded at December 31, 2024.
A significant portion of Ameren’s and Ameren Missouri’s AROs relate to the decommissioning of Ameren Missouri’s Callaway Energy Center. Changes in key assumptions could materially affect the decommissioning obligation. The following table reflects the sensitivity of potential changes in key assumptions to Ameren Missouri’s Callaway Energy Center decommissioning obligation as of December 31, 2024:

Change in Callaway Energy Center’s Key ARO Assumptions	Increase (Decrease) to ARO
Discount rate decreased by 0.10%	$12
Cost escalation rate increased by 0.25%	28
Increase in the estimated decommissioning costs by 10%	47
Two-year deferral in timing of cash expenditures	(31)
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
We manage our interest rate exposure by controlling the amount of debt instruments within our total capitalization portfolio, by monitoring the effects of market changes on interest rates, and by entering into interest rate swaps to hedge a portion of our interest rate risk on cash flows related to forecasted debt issuances. For defined pension and postretirement benefit plans, we control the duration and the portfolio mix of our plan assets. See Note 1 – Summary of Significant Accounting Policies and Note 10 – Retirement Benefits under Part II, Item 8, of this report for additional information related to AROs, goodwill, and the defined pension and postretirement benefit plans.
The estimated increase in our annual interest expense and decrease in net income if interest rates were to increase by 100 basis points on variable-rate debt outstanding at December 31, 2024 is immaterial.
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
Credit Risk
Credit risk represents the loss that would be recognized if counterparties should fail to perform as contracted. Exchange-traded contracts are supported by the financial and credit quality of the clearing members of the respective exchanges and carry only a nominal credit risk. In all other transactions, we are exposed to credit risk in the event of nonperformance by the counterparties to the transaction. See Note 7 – Derivative Financial Instruments under Part II, Item 8, of this report for information on the potential loss on counterparty exposure as of December 31, 2024.
Our revenues are primarily derived from sales or delivery of electricity and natural gas to customers in Missouri and Illinois. Our physical and financial instruments subject to credit risk primarily consist of trade accounts receivables and executory contracts with market risk exposures. Credit risk associated with trade receivables is mitigated by our diversified customer base. At December 31, 2024, no nonaffiliated customer represented more than 10% of our accounts receivable. Additionally, Ameren Illinois faces risks associated with the purchase of receivables. The Illinois Public Utilities Act requires Ameren Illinois to establish electric utility consolidated billing and purchase of receivables services. At the option of an alternative retail electric supplier, Ameren Illinois may be required to purchase the supplier’s receivables relating to Ameren Illinois’ distribution customers who elected to receive power supply from the alternative retail electric supplier. When that option is selected, Ameren Illinois produces consolidated bills for the applicable retail customers to reflect charges for electric distribution and purchased receivables from the alternative retail electric suppler. As of December 31, 2024, Ameren Illinois’ balance of purchased accounts receivable associated with the utility consolidated billing and purchase of receivables services was $43 million. The risk associated with Ameren Illinois’ electric and natural gas trade receivables is also mitigated by a rider that allows Ameren Illinois to recover the difference between its actual net bad debt write-offs under GAAP and the amount of net bad debt write-offs included in its base rates. Ameren Missouri and Ameren Illinois continue to monitor the impact of economic conditions, including inflationary pressures, on customer collections and customer account balances. Ameren Missouri and Ameren Illinois make adjustments to their respective allowance for doubtful accounts as deemed necessary to ensure that such allowances are adequate to cover estimated uncollectible customer account balances.
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
The expected return on plan assets assumption is based on historical and projected rates of return for current and planned asset classes in the investment portfolio. Projected rates of return for each asset class are estimated after an analysis of historical experience, future expectations, and the volatility of the various asset classes. After considering the target asset allocation for each asset class, we adjust the overall expected rate of return for the portfolio for historical and expected experience of active portfolio management results compared with benchmark returns, and for the effect of expenses paid from plan assets. Contributions to the plans and future costs could increase materially if we do not achieve pension and postretirement asset portfolio investment returns equal to or in excess of our 2025 assumed return on plan assets of 6.75%.
Ameren Missouri also maintains a trust fund, as required by the NRC and Missouri law, to fund certain costs of nuclear plant decommissioning. As of December 31, 2024, this fund was invested in domestic equity securities (68%) and debt securities (31%). By maintaining a portfolio that includes long-term equity investments, Ameren Missouri seeks to maximize the returns to be used to fund nuclear decommissioning costs within acceptable parameters of risk. Ameren Missouri actively monitors the portfolio by benchmarking the performance of its investments against certain indices and by maintaining and periodically reviewing established target allocation percentages of the trust assets to various investment options. Ameren Missouri’s exposure to equity price market risk is in large part mitigated because Ameren Missouri is currently allowed to recover its decommissioning costs, which would include unfavorable investment results, through electric rates.
Additionally, Ameren and Ameren Illinois have COLI contracts with net cash surrender values of $150 million and $8 million, respectively, as of December 31, 2024. The net cash surrender value of Ameren’s COLI is affected by the investment performance of a separate account in which Ameren holds a beneficial interest. As of December 31, 2024, that separate account is comprised of approximately 50% equity securities and 50% debt securities. To the extent not recovered through customer rates, changes in the market values of these contracts are reflected in earnings.
Commodity Price Risk
Ameren Missouri’s and Ameren Illinois’ electric and natural gas distribution businesses’ exposure to changing market prices for commodities is in large part mitigated because there are cost recovery mechanisms in place. These cost recovery mechanisms allow Ameren Missouri and Ameren Illinois to pass on to retail customers prudently incurred costs for fuel, purchased power, and natural gas supply.
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
Ameren Illinois has cost recovery mechanisms for power purchased, capacity, zero emission credit, and renewable energy credit costs. Ameren Illinois is required to serve as the provider of last resort for electric customers in its service territory who have not chosen an alternative retail electric supplier. In 2024, Ameren Illinois procured power on behalf of its customers for 25% of its total kilowatthour sales. Ameren Illinois purchases energy and capacity through bilateral contracts resulting from IPA procurement events, with any remaining needs procured through the MISO marketplace. Ameren Illinois has purchased approximately 14% of its summer 2025, 9% of its fall 2025, none of its winter 2025/26 and 2% of its spring 2026 capacity needs bilaterally, however, this percentage beyond May 2026 will be dependent on the results of future IPA procurement events. Daily energy balancing is also handled through the MISO marketplace. Through the IPA's development and filing of the 2025 Electricity Procurement Plan, the ICC has approved the plan's proposal for multiple IPA procurement events over the following year. These events will procure portions of Ameren Illinois' energy and capacity forecasted requirements for forward delivery years through May 2028. Ameren Illinois has also entered into ICC-approved contracts for zero emission credits through May 2027 and for renewable energy credits with various terms, including contracts with 20-year terms ending 2032, and contracts entered into beginning in 2018 through 2024 with 15- to 20-year terms. Ameren Illinois does not generate earnings based on the resale of power or purchase of zero emission credits or renewable energy credits but rather on the delivery of the energy.
Ameren Missouri and Ameren Illinois have PGA clauses that permit costs incurred for natural gas to be recovered directly from utility customers without a traditional regulatory rate review, subject to prudence reviews.
The following table presents, as of December 31, 2024, the percentages of the projected required supply of coal and coal transportation for Ameren Missouri’s coal-fired energy centers, nuclear fuel for Ameren Missouri’s Callaway Energy Center, natural gas for Ameren Missouri’s and Ameren Illinois’ retail distribution, and purchased power for Ameren Illinois that are price-hedged over the period 2025 through 2029. The projected required supply of these commodities could be significantly affected by changes in our assumptions about customer demand for electricity and natural gas supplied by us and inventory levels, as well as Ameren Missouri’s generation output, among other matters.

	2025	2026	2027 – 2029
Ameren:
Coal(a)	93%	73%	47%
Coal transportation(a)	99	99	96
Nuclear fuel	100	100	100
Natural gas for distribution(b)	100	50	26
Purchased power for Ameren Illinois(c)	77	36	12
Ameren Missouri:
Coal(a)	93%	73%	47%
Coal transportation(a)	99	99	96
Nuclear fuel	100	100	100
Natural gas for distribution(b)	91	52	25
Ameren Illinois:
Natural gas for distribution(b)	100%	49%	27%
Purchased power(c)	77	36	12
(a)Ameren Missouri has agreements in place to purchase and transport coal to its energy centers. While Ameren Missouri has minimum purchase obligations associated with these agreements, the majority of these agreements are not associated with any specific coal-fired energy center.
(b)Represents the percentage of natural gas price-hedged for peak winter season of November through March. The year 2025 represents January 2025 through March 2025. The year 2026 represents November 2025 through March 2026. This continues each successive year through March 2029.
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
Also see Note 14 – Commitments and Contingencies under Part II, Item 8, of this report for additional information.
Commodity Supplier Risk
The use of low-sulfur coal is part of Ameren Missouri’s environmental compliance strategy. Ameren Missouri has agreements with multiple suppliers to purchase low-sulfur coal through 2029 to comply with environmental regulations. Disruptions to the deliveries of low-sulfur coal from a supplier could compromise Ameren Missouri’s ability to operate in compliance with emission standards. The suppliers of low-sulfur coal are limited. If Ameren Missouri were to experience a temporary disruption of low-sulfur coal deliveries that caused it to exhaust its existing inventory, and if other sources of low-sulfur coal were not available, Ameren Missouri would have to use its existing emission allowances, purchase emission allowances, and reduce generation to achieve compliance with environmental regulations. Ameren Missouri would then need to purchase power necessary to meet demand.
Currently, the Callaway Energy Center has one NRC-licensed supplier able to provide fuel assemblies to the Callaway Energy Center.

ITEM 8.FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm
To the Board of Directors and Shareholders
of Ameren Corporation
Opinions on the Financial Statements and Internal Control over Financial Reporting
We have audited the accompanying consolidated balance sheet of Ameren Corporation and its subsidiaries (the “Company”) as of December 31, 2024 and 2023, and the related consolidated statement of income and comprehensive income, of shareholders’ equity and of cash flows for each of the three years in the period ended December 31, 2024, including the related notes and financial statement schedules listed in the index appearing under Item 15(a)(2) (collectively referred to as the “consolidated financial statements”). We also have audited the Company’s internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2024 and 2023, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2024 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.
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
Accounting for the Effects of Regulation
As described in Notes 1 and 2 to the consolidated financial statements, the Company has operations that are subject to the decisions and requirements of its regulators. As disclosed by management, the Company’s use of accounting guidance for rate-regulated businesses results in recording regulatory assets and liabilities for certain transactions that management expects will be recovered from or refunded to customers in future rates. Regulatory assets and liabilities are amortized consistent with the period of expected regulatory treatment. As of December 31, 2024, there were approximately $2.8 billion of regulatory assets and approximately $6.0 billion of regulatory liabilities. In some cases, management records regulatory assets before approval for recovery has been received from the applicable regulatory commission. Management must use judgment to conclude that costs deferred as regulatory assets are probable of future recovery. Additionally, management recognizes revenue for alternative revenue programs that allow for an automatic rate adjustment, are probable of recovery, and are collected within 24 months of the end of the annual period in which they are recognized. Management’s conclusions are based on certain factors including, but not limited to, regulatory commission orders, legislation, or historical experience, as well as management’s discussions with legal counsel.

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
February 18, 2025
We have served as the Company’s auditor since at least 1932. We have not been able to determine the specific year we began serving as auditor of the Company.

Report of Independent Registered Public Accounting Firm
To the Board of Directors and Shareholders
of Union Electric Company
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheet of Union Electric Company and its subsidiaries (the “Company”) as of December 31, 2024 and 2023, and the related consolidated statement of income, of shareholders’ equity and of cash flows for each of the three years in the period ended December 31, 2024, including the related notes and financial statement schedule listed in the index appearing under Item 15(a)(2) (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2024 and 2023, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2024 in conformity with accounting principles generally accepted in the United States of America.
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
Accounting for the Effects of Regulation
As described in Notes 1 and 2 to the consolidated financial statements, the Company has operations that are subject to the decisions and requirements of its regulators. As disclosed by management, the Company’s use of accounting guidance for rate-regulated businesses results in recording regulatory assets and liabilities for certain transactions that management expects will be recovered from or refunded to customers in future rates. Regulatory assets and liabilities are amortized consistent with the period of expected regulatory treatment. As of December 31, 2024, there were approximately $1.4 billion of regulatory assets and approximately $3.2 billion of regulatory liabilities. In some cases, management records regulatory assets before approval for recovery has been received from the applicable regulatory commission. Management must use judgment to conclude that costs deferred as regulatory assets are probable of future recovery. Management’s conclusions are based on certain factors including, but not limited to, regulatory commission orders, legislation, or historical experience, as well as management’s discussions with legal counsel.
The principal considerations for our determination that performing procedures relating to accounting for the effects of regulation is a critical audit matter are the significant judgment by management when accounting for (i) new or existing regulatory assets or liabilities that were impacted by updates in regulatory commission orders, legislation, historical experience, or management’s discussions with legal counsel and

(ii) the probability of recovery of regulatory assets and refund of regulatory liabilities recorded before approval has been received from the regulator.
Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to management’s implementation and application of new or existing regulatory assets or liabilities, including controls related to evaluating the probability of recovery of regulatory assets and refund of regulatory liabilities. These procedures also included, among others, (i) testing calculations of new and existing regulatory assets or liabilities by comparison to provisions and formulas outlined in regulatory commission orders or legislation and (ii) evaluating management’s assessment of the probability of recovery of regulatory assets and refund of regulatory liabilities.
/s/ PricewaterhouseCoopers LLP

St. Louis, Missouri
February 18, 2025
We have served as the Company’s auditor since at least 1932. We have not been able to determine the specific year we began serving as auditor of the Company.

Report of Independent Registered Public Accounting Firm
To the Board of Directors and Shareholders
of Ameren Illinois Company
Opinion on the Financial Statements
We have audited the accompanying balance sheet of Ameren Illinois Company (the “Company”) as of December 31, 2024 and 2023, and the related statement of income, of shareholders’ equity and of cash flows for each of the three years in the period ended December 31, 2024, including the related notes and financial statement schedule listed in the index appearing under Item 15(a)(2) (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2024 and 2023, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2024 in conformity with accounting principles generally accepted in the United States of America.
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
Accounting for the Effects of Regulation
As described in Notes 1 and 2 to the financial statements, the Company has operations that are subject to the decisions and requirements of its regulators. As disclosed by management, the Company’s use of accounting guidance for rate-regulated businesses results in recording regulatory assets and liabilities for certain transactions that management expects will be recovered from or refunded to customers in future rates. Regulatory assets and liabilities are amortized consistent with the period of expected regulatory treatment. As of December 31, 2024, there were approximately $1.3 billion of regulatory assets and approximately $2.7 billion of regulatory liabilities. In some cases, management records regulatory assets before approval for recovery has been received from the applicable regulatory commission. Management must use judgment to conclude that costs deferred as regulatory assets are probable of future recovery. Additionally, management recognizes revenue for alternative revenue programs that allow for an automatic rate adjustment, are probable of recovery, and are collected within 24 months of the end of the annual period in which they are recognized. Management’s conclusions are based on certain factors including, but not limited to, regulatory commission orders, legislation, or historical experience, as well as management’s discussions with legal counsel.
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
February 18, 2025
We have served as the Company’s auditor since 1998.

AMEREN CORPORATION
CONSOLIDATED STATEMENT OF INCOME AND COMPREHENSIVE INCOME
(In millions, except per share amounts)

	Year Ended December 31,
	2024	2023	2022
Operating Revenues:
Electric	$6,540	$6,439	$6,581
Natural gas	1,083	1,061	1,376
Total operating revenues	7,623	7,500	7,957
Operating Expenses:
Fuel and purchased power	1,681	1,812	2,020
Natural gas purchased for resale	320	355	657
Other operations and maintenance	1,969	1,866	1,937
Depreciation and amortization	1,590	1,387	1,289
Taxes other than income taxes	547	522	539
Total operating expenses	6,107	5,942	6,442
Operating Income	1,516	1,558	1,515
Other Income, Net	417	348	226
Interest Charges	663	566	486
Income Before Income Taxes	1,270	1,340	1,255
Income Taxes	83	183	176
Net Income	1,187	1,157	1,079
Less: Net Income Attributable to Noncontrolling Interests	5	5	5
Net Income Attributable to Ameren Common Shareholders	$1,182	$1,152	$1,074

Net Income	$1,187	$1,157	$1,079
Other Comprehensive Income (Loss), Net of Taxes
Pension and other postretirement benefit plan activity, net of income taxes (benefit) of $—, $(2), and $(4), respectively	(3)	(5)	(14)
Unrealized net gain on derivative hedging instruments, net of income taxes of $—, $—, and $—, respectively	3	—	—
Comprehensive Income	1,187	1,152	1,065
Less: Comprehensive Income Attributable to Noncontrolling Interests	5	5	5
Comprehensive Income Attributable to Ameren Common Shareholders	$1,182	$1,147	$1,060

Earnings per Common Share – Basic	$4.43	$4.39	$4.16

Earnings per Common Share – Diluted	$4.42	$4.38	$4.14

Weighted-average Common Shares Outstanding – Basic	266.8	262.8	258.4
Weighted-average Common Shares Outstanding – Diluted	267.4	263.4	259.5
The accompanying notes are an integral part of these consolidated financial statements.

AMEREN CORPORATION
CONSOLIDATED BALANCE SHEET
(In millions, except per share amounts)

	December 31,
	2024	2023
ASSETS
Current Assets:
Cash and cash equivalents	$7	$25
Accounts receivable – trade (less allowance for doubtful accounts of $30 and $30, respectively)	525	494
Unbilled revenue	346	319
Miscellaneous accounts receivable	96	106
Inventories	762	733
Current regulatory assets	366	365
Other current assets	162	139
Total current assets	2,264	2,181
Property, Plant, and Equipment, Net	36,304	33,776
Investments and Other Assets:
Nuclear decommissioning trust fund	1,342	1,150
Goodwill	411	411
Regulatory assets (includes $465 and $— at 2024 and 2023 related to VIEs, respectively)	2,397	1,810
Pension and other postretirement benefits	757	581
Other assets	1,123	921
Total investments and other assets	6,030	4,873
TOTAL ASSETS	$44,598	$40,830
LIABILITIES AND EQUITY
Current Liabilities:
Current maturities of long-term debt (includes $17 and $— at 2024 and 2023 related to VIEs, respectively)	$317	$849
Short-term debt	1,143	536
Accounts and wages payable	1,059	1,136
Interest accrued	196	147
Customer deposits	223	176
Other current liabilities	475	501
Total current liabilities	3,413	3,345
Long-term Debt, Net (includes $448 and $— at 2024 and 2023 related to VIEs, respectively)	17,262	15,121
Deferred Credits and Other Liabilities:
Accumulated deferred income taxes and production and investment tax credits, net	4,474	4,176
Regulatory liabilities	5,897	5,512
Asset retirement obligations	822	772
Other deferred credits and liabilities	487	426
Total deferred credits and other liabilities	11,680	10,886
Commitments and Contingencies (Notes 2, 9, and 14)
Shareholders’ Equity:
Common stock, $.01 par value, 400.0 shares authorized – shares outstanding of 269.9 and 266.3, respectively	3	3
Other paid-in capital, principally premium on common stock	7,513	7,216
Retained earnings	4,604	4,136
Accumulated other comprehensive loss	(6)	(6)
Total shareholders’ equity	12,114	11,349
Noncontrolling Interests	129	129
Total equity	12,243	11,478
TOTAL LIABILITIES AND EQUITY	$44,598	$40,830
The accompanying notes are an integral part of these consolidated financial statements.

AMEREN CORPORATION
CONSOLIDATED STATEMENT OF CASH FLOWS
(In millions)

	Year Ended December 31,
	2024	2023	2022
Cash Flows From Operating Activities:
Net income	$1,187	$1,157	$1,079
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,524	1,432	1,373
Amortization of nuclear fuel	81	68	65
Amortization of debt issuance costs and premium/discounts	19	16	21
Deferred income taxes and production and investment tax credits, net	127	229	170
Allowance for equity funds used during construction	(76)	(54)	(43)
Stock-based compensation costs	28	26	24
Other	87	16	68
Changes in assets and liabilities:
Receivables	(91)	144	(317)
Inventories	(31)	(67)	(77)
Accounts and wages payable	4	(104)	136
Taxes accrued	34	(4)	(13)
Regulatory assets and liabilities	99	(165)	(72)
Assets, other	(34)	(109)	(74)
Liabilities, other	22	115	52
Pension and other postretirement benefits	(216)	(283)	(65)
Counterparty collateral, net	(1)	147	(64)
Net cash provided by operating activities	2,763	2,564	2,263
Cash Flows From Investing Activities:
Capital expenditures	(4,319)	(3,597)	(3,351)
Nuclear fuel expenditures	(91)	(174)	(29)
Purchases of securities – nuclear decommissioning trust fund	(584)	(266)	(229)
Sales and maturities of securities – nuclear decommissioning trust fund	564	240	216
Other	(26)	(1)	23
Net cash used in investing activities	(4,456)	(3,798)	(3,370)
Cash Flows From Financing Activities:
Dividends on common stock	(714)	(662)	(610)
Dividends paid to noncontrolling interest holders	(5)	(5)	(5)
Short-term debt, net	607	(533)	522
Maturities and extinguishment of long-term debt	(893)	(100)	(505)
Issuances of long-term debt	2,535	2,295	1,467
Issuances of common stock	273	346	333
Employee payroll taxes related to stock-based compensation	(8)	(20)	(16)
Debt issuance costs	(31)	(21)	(18)
Other	(15)	(10)	—
Net cash provided by financing activities	1,749	1,290	1,168
Net change in cash, cash equivalents, and restricted cash	56	56	61
Cash, cash equivalents, and restricted cash at beginning of year	272	216	155
Cash, cash equivalents, and restricted cash at end of year	$328	$272	$216

Cash Paid (Refunded) During the Year:
Interest (net of $56, $48, and $26 capitalized, respectively)	$611	$546	$476
Income taxes, net (includes production and investment tax credit sale proceeds of $95, $49, and $—, respectively)	(92)	(24)	(8)
The accompanying notes are an integral part of these consolidated financial statements.

AMEREN CORPORATION
CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY
(In millions)

	December 31,
	2024	2023	2022
Common Stock	$3	$3	$3

Other Paid-in Capital:
Beginning of year	7,216	6,860	6,502
Shares issued under the ATM program	233	299	292
Shares issued under the DRPlus and 401(k) plan	40	46	49
Stock-based compensation activity	24	11	17
Other paid-in capital, end of year	7,513	7,216	6,860

Retained Earnings:
Beginning of year	4,136	3,646	3,182
Net income attributable to Ameren common shareholders	1,182	1,152	1,074
Dividends on common stock	(714)	(662)	(610)
Retained earnings, end of year	4,604	4,136	3,646

Accumulated Other Comprehensive Income (Loss):
Derivative financial instruments, beginning of year	—	—	—
Change in derivative financial instruments	3	—	—
Derivative financial instruments, end of year	3	—	—
Deferred retirement benefit costs, beginning of year	(6)	(1)	13
Change in deferred retirement benefit costs	(3)	(5)	(14)
Deferred retirement benefit costs, end of year	(9)	(6)	(1)
Total accumulated other comprehensive loss, end of year	(6)	(6)	(1)
Total Shareholders’ Equity	$12,114	$11,349	$10,508

Noncontrolling Interests:
Beginning of year	129	129	129
Net income attributable to noncontrolling interest holders	5	5	5
Dividends paid to noncontrolling interest holders	(5)	(5)	(5)
Noncontrolling interests, end of year	129	129	129
Total Equity	$12,243	$11,478	$10,637

Common stock shares outstanding at beginning of year	266.3	262.0	257.7
Shares issued under the ATM program	2.9	3.2	3.4
Shares issued under the DRPlus and 401(k) plan	0.5	0.6	0.5
Shares issued for stock-based compensation	0.2	0.5	0.4
Common stock shares outstanding at end of year	269.9	266.3	262.0

Dividends per common share	$2.68	$2.52	$2.36
The accompanying notes are an integral part of these consolidated financial statements.

UNION ELECTRIC COMPANY (d/b/a AMEREN MISSOURI)
CONSOLIDATED STATEMENT OF INCOME
(In millions)

	Year Ended December 31,
	2024	2023	2022
Operating Revenues:
Electric	$3,847	$3,694	$3,849
Natural gas	146	165	197
Total operating revenues	3,993	3,859	4,046
Operating Expenses:
Fuel and purchased power	1,071	997	1,150
Natural gas purchased for resale	60	79	104
Other operations and maintenance	1,050	1,003	1,028
Depreciation and amortization	917	783	732
Taxes other than income taxes	372	360	363
Total operating expenses	3,470	3,222	3,377
Operating Income	523	637	669
Other Income, Net	196	130	99
Interest Charges	244	227	213
Income Before Income Taxes	475	540	555
Income Taxes (Benefit)	(87)	(8)	(10)
Net Income	562	548	565
Preferred Stock Dividends	3	3	3
Net Income Attributable to Ameren Common Shareholders	$559	$545	$562
The accompanying notes as they relate to Ameren Missouri are an integral part of these consolidated financial statements.

UNION ELECTRIC COMPANY (d/b/a AMEREN MISSOURI)
CONSOLIDATED BALANCE SHEET
(In millions, except per share amounts)

	December 31,
	2024	2023
ASSETS
Current Assets:
Cash and cash equivalents	$—	$—
Advances to money pool	43	—
Accounts receivable – trade (less allowance for doubtful accounts of $12 and $12, respectively)	209	204
Accounts receivable – affiliates	40	72
Unbilled revenue	170	163
Miscellaneous accounts receivable	33	26
Inventories	514	508
Current regulatory assets	66	101
Other current assets	70	68
Total current assets	1,145	1,142
Property, Plant, and Equipment, Net	18,788	17,250
Investments and Other Assets:
Nuclear decommissioning trust fund	1,342	1,150
Regulatory assets (includes $465 and $— at 2024 and 2023 related to VIEs, respectively)	1,366	755
Pension and other postretirement benefits	211	157
Other assets	254	152
Total investments and other assets	3,173	2,214
TOTAL ASSETS	$23,106	$20,606
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Current maturities of long-term debt (includes $17 and $— at 2024 and 2023 related to VIEs, respectively)	$17	$350
Short-term debt	—	170
Borrowings from money pool	—	306
Accounts and wages payable	629	618
Accounts payable – affiliates	50	53
Interest accrued	88	69
Other current liabilities	235	181
Total current liabilities	1,019	1,747
Long-term Debt, Net (includes $448 and $— at 2024 and 2023 related to VIEs, respectively)	7,671	5,991
Long-term Debt, Net – Related Parties	57	—
Deferred Credits and Other Liabilities:
Accumulated deferred income taxes and production and investment tax credits, net	2,217	2,122
Regulatory liabilities	3,176	2,959
Asset retirement obligations	818	768
Other deferred credits and liabilities	150	56
Total deferred credits and other liabilities	6,361	5,905
Commitments and Contingencies (Notes 2, 9, 13, and 14)
Shareholders’ Equity:
Common stock, $5 par value, 150.0 shares authorized – 102.1 shares outstanding	511	511
Other paid-in capital, principally premium on common stock	3,201	2,725
Preferred stock	80	80
Retained earnings	4,206	3,647
Total shareholders’ equity	7,998	6,963
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$23,106	$20,606
The accompanying notes as they relate to Ameren Missouri are an integral part of these consolidated financial statements.

UNION ELECTRIC COMPANY (d/b/a AMEREN MISSOURI)
CONSOLIDATED STATEMENT OF CASH FLOWS
(In millions)

	Year Ended December 31,
	2024	2023	2022
Cash Flows From Operating Activities:
Net income	$562	$548	$565
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	851	827	816
Amortization of nuclear fuel	81	68	65
Amortization of debt issuance costs and premium/discounts	7	7	7
Deferred income taxes and production and investment tax credits, net	(29)	28	21
Allowance for equity funds used during construction	(58)	(30)	(24)
Other	74	(8)	14
Changes in assets and liabilities:
Receivables	(26)	39	(68)
Inventories	(6)	(74)	(15)
Accounts and wages payable	17	(8)	19
Taxes accrued	60	(17)	(21)
Regulatory assets and liabilities	51	(7)	(206)
Assets, other	—	(25)	1
Liabilities, other	18	3	7
Pension and other postretirement benefits	(76)	(106)	(16)
Counterparty collateral, net	(3)	96	(35)
Net cash provided by operating activities	1,523	1,341	1,130
Cash Flows From Investing Activities:
Capital expenditures	(2,712)	(1,760)	(1,690)
Nuclear fuel expenditures	(91)	(174)	(29)
Purchases of securities – nuclear decommissioning trust fund	(584)	(266)	(229)
Sales and maturities of securities – nuclear decommissioning trust fund	564	240	216
Money pool advances, net	(43)	—	—
Other	(32)	—	29
Net cash used in investing activities	(2,898)	(1,960)	(1,703)
Cash Flows From Financing Activities:
Dividends on common stock	—	(9)	(46)
Dividends on preferred stock	(3)	(3)	(3)
Short-term debt, net	(170)	(159)	164
Money pool borrowings, net	(306)	306	—
Maturities of long-term debt	(350)	—	(55)
Issuances of long-term debt	1,771	499	524
Debt issuance costs	(21)	(8)	(6)
Capital contribution from parent	476	—	—
Other	(15)	(10)	—
Net cash provided by financing activities	1,382	616	578
Net change in cash, cash equivalents, and restricted cash	7	(3)	5
Cash, cash equivalents, and restricted cash at beginning of year	10	13	8
Cash, cash equivalents, and restricted cash at end of year	$17	$10	$13

Cash Paid (Refunded) During the Year:
Interest (net of $39, $27, and $13 capitalized, respectively)	$244	$225	$230
Income taxes, net (includes production and investment tax credit sale proceeds of $95, $49, and $–, respectively)	(136)	(19)	(20)
The accompanying notes as they relate to Ameren Missouri are an integral part of these consolidated financial statements.

UNION ELECTRIC COMPANY (d/b/a AMEREN MISSOURI)
CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY
(In millions)

	December 31,
	2024	2023	2022
Common Stock	$511	$511	$511

Other Paid-in Capital:
Beginning of year	2,725	2,725	2,725
Capital contribution from parent	476	—	—
Other paid-in capital, end of year	3,201	2,725	2,725

Preferred Stock	80	80	80

Retained Earnings:
Beginning of year	3,647	3,111	2,595
Net income	562	548	565
Dividends on common stock	—	(9)	(46)
Dividends on preferred stock	(3)	(3)	(3)
Retained earnings, end of year	4,206	3,647	3,111

Total Shareholders’ Equity	$7,998	$6,963	$6,427
The accompanying notes as they relate to Ameren Missouri are an integral part of these consolidated financial statements.

AMEREN ILLINOIS COMPANY (d/b/a AMEREN ILLINOIS)
STATEMENT OF INCOME
(In millions)

	Year Ended December 31,
	2024	2023	2022
Operating Revenues:
Electric	$2,534	$2,585	$2,576
Natural gas	938	897	1,180
Total operating revenues	3,472	3,482	3,756
Operating Expenses:
Purchased power	621	820	880
Natural gas purchased for resale	260	276	553
Other operations and maintenance	906	818	882
Depreciation and amortization	619	556	514
Taxes other than income taxes	157	146	161
Total operating expenses	2,563	2,616	2,990
Operating Income	909	866	766
Other Income, Net	147	156	96
Interest Charges	241	204	168
Income Before Income Taxes	815	818	694
Income Taxes	193	209	179
Net Income	622	609	515
Preferred Stock Dividends	2	2	2
Net Income Attributable to Ameren Common Shareholders	$620	$607	$513
The accompanying notes as they relate to Ameren Illinois are an integral part of these financial statements.

AMEREN ILLINOIS COMPANY (d/b/a AMEREN ILLINOIS)
BALANCE SHEET
(In millions)

	December 31,
	2024	2023
ASSETS
Current Assets:
Cash and cash equivalents	$—	$—
Accounts receivable – trade (less allowance for doubtful accounts of $18 and $18, respectively)	300	273
Accounts receivable – affiliates	15	35
Unbilled revenue	175	156
Miscellaneous accounts receivable	28	44
Inventories	244	225
Prepaid assets	59	49
Current regulatory assets	281	252
Other current assets	8	13
Total current assets	1,110	1,047
Property, Plant, and Equipment, Net	15,530	14,632
Investments and Other Assets:
Goodwill	411	411
Regulatory assets	1,011	1,035
Pension and other postretirement benefits	471	394
Other assets	697	603
Total investments and other assets	2,590	2,443
TOTAL ASSETS	$19,230	$18,122
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Current maturities of long-term debt	$300	$—
Short-term debt	88	366
Borrowings from money pool	37	135
Accounts and wages payable	324	370
Accounts payable – affiliates	74	52
Customer deposits	185	141
Current regulatory liabilities	79	71
Other current liabilities	231	298
Total current liabilities	1,318	1,433
Long-term Debt, Net	5,549	5,232
Long-term Debt, Net – Related Parties	3	—
Deferred Credits and Other Liabilities:
Accumulated deferred income taxes and investment tax credits, net	2,143	1,906
Regulatory liabilities	2,573	2,418
Other deferred credits and liabilities	273	308
Total deferred credits and other liabilities	4,989	4,632
Commitments and Contingencies (Notes 2, 13, and 14)
Shareholders’ Equity:
Common stock, no par value, 45.0 shares authorized – 25.5 shares outstanding	—	—
Other paid-in capital	3,056	3,020
Preferred stock	49	49
Retained earnings	4,266	3,756
Total shareholders’ equity	7,371	6,825
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$19,230	$18,122
The accompanying notes as they relate to Ameren Illinois are an integral part of these financial statements.

AMEREN ILLINOIS COMPANY (d/b/a AMEREN ILLINOIS)
STATEMENT OF CASH FLOWS
(In millions)

	Year Ended December 31,
	2024	2023	2022
Cash Flows From Operating Activities:
Net income	$622	$609	$515
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	619	557	514
Amortization of debt issuance costs and premium/discounts	6	5	11
Deferred income taxes and investment tax credits, net	188	177	117
Allowance for equity funds used during construction	(17)	(19)	(18)
Other	41	40	29
Changes in assets and liabilities:
Receivables	(70)	129	(250)
Inventories	(21)	7	(62)
Accounts and wages payable	1	(107)	117
Taxes accrued	55	(73)	34
Regulatory assets and liabilities	53	(152)	134
Assets, other	(33)	(123)	(67)
Liabilities, other	2	106	42
Pension and other postretirement benefits	(88)	(112)	(39)
Counterparty collateral, net	11	54	(29)
Net cash provided by operating activities	1,369	1,098	1,048
Cash Flows From Investing Activities:
Capital expenditures	(1,467)	(1,731)	(1,601)
Other	1	(2)	(1)
Net cash used in investing activities	(1,466)	(1,733)	(1,602)
Cash Flows From Financing Activities:
Dividends on common stock	(110)	(41)	—
Dividends on preferred stock	(2)	(2)	(2)
Short-term debt, net	(277)	102	161
Money pool borrowings, net	(98)	135	—
Maturities of long-term debt	—	(100)	(400)
Issuances of long-term debt	624	498	848
Debt issuance costs	(8)	(5)	(10)
Capital contribution from parent	36	91	15
Net cash provided by financing activities	165	678	612
Net change in cash, cash equivalents, and restricted cash	68	43	58
Cash, cash equivalents, and restricted cash at beginning of year	234	191	133
Cash, cash equivalents, and restricted cash at end of year	$302	$234	$191

Cash Paid (Refunded) During the Year:
Interest (net of $15, $17, and $12 capitalized, respectively)	$213	$195	$152
Income taxes, net	(46)	102	23
The accompanying notes as they relate to Ameren Illinois are an integral part of these financial statements.

AMEREN ILLINOIS COMPANY (d/b/a AMEREN ILLINOIS)
STATEMENT OF SHAREHOLDERS’ EQUITY
(In millions)

	December 31,
	2024	2023	2022
Common Stock	$—	$—	$—

Other Paid-in Capital:
Beginning of year	3,020	2,929	2,914
Capital contribution from parent	36	91	15
Other paid-in capital, end of year	3,056	3,020	2,929

Preferred Stock	49	49	49

Retained Earnings:
Beginning of year	3,756	3,190	2,677
Net income	622	609	515
Dividends on common stock	(110)	(41)	—
Dividends on preferred stock	(2)	(2)	(2)
Retained earnings, end of year	4,266	3,756	3,190

Total Shareholders’ Equity	$7,371	$6,825	$6,168
The accompanying notes as they relate to Ameren Illinois are an integral part of these financial statements.

AMEREN CORPORATION (Consolidated)
UNION ELECTRIC COMPANY (Consolidated) (d/b/a Ameren Missouri)
AMEREN ILLINOIS COMPANY (d/b/a Ameren Illinois)
COMBINED NOTES TO FINANCIAL STATEMENTS DECEMBER 31, 2024
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
•Union Electric Company, doing business as Ameren Missouri, operates a rate-regulated electric generation, transmission, and distribution business and a rate-regulated natural gas distribution business in Missouri. Ameren Missouri was incorporated in Missouri in 1922 and is successor to a number of companies, the oldest of which was organized in 1881. It is the largest electric utility in the state of Missouri. It supplies electric and natural gas service to a 24,000-square-mile area in central and eastern Missouri, which includes the Greater St. Louis area. Ameren Missouri supplies electric service to 1.3 million customers and natural gas service to 0.1 million customers.
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
Regulation
Our customer rates are regulated by the MoPSC, the ICC, and the FERC. We defer certain costs as assets pursuant to actions of rate regulators or because of expectations that we will be able to recover such costs in future rates charged to customers. We also defer certain amounts as liabilities pursuant to actions of rate regulators or based on the expectation that such amounts will be refunded to customers in future rates. Regulatory assets and liabilities are amortized consistent with the period of expected regulatory treatment. See Note 2 – Rate and Regulatory Matters for additional information on our regulatory frameworks, regulatory recovery mechanisms, and regulatory assets and liabilities recorded at December 31, 2024 and 2023.
We periodically assess the recoverability of our regulatory assets and probability of refund of our regulatory liabilities. Regulatory assets are charged to earnings when it is no longer probable that such amounts will be recovered through future revenues. To the extent that refunds to customers related to regulatory liabilities are eliminated by the regulator or are no longer probable, the amounts are credited to earnings.
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
Inventories
Inventories are recorded at the lower of weighted-average cost or net realizable value. Inventories are charged to expense or capitalized to property, plant and equipment when issued, as appropriate, using the weighted-average cost method. See Note 15 – Supplemental Information for the components of inventories.
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
Ameren Missouri’s cost of nuclear fuel is capitalized as a part of “Property, Plant, and Equipment, Net” on Ameren and Ameren Missouri’s balance sheets and then amortized to “Operating Expenses – Fuel and purchased power” in their respective statements of income on a unit-of-production basis. Nuclear fuel amortization is reflected as a part of “Amortization of nuclear fuel” on their respective statements of cash flow.
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
In relation to the NSR and Clean Air Act litigation discussed in Note 14 – Commitments and Contingencies, Ameren Missouri retired the Rush Island Energy Center on October 15, 2024. In June 2024, the MoPSC issued a financing order authorizing the issuance of securitized utility tariff bonds by AMF to finance costs related to the accelerated retirement of the Rush Island Energy Center. In December 2024, AMF issued $476 million of securitized utility tariff bonds. As a result of the financing order and the issuance of the securitized utility tariff bonds, Ameren Missouri concluded no abandonment loss was required for the Rush Island Energy Center and classified the remaining net book value as a regulatory asset as of December 31, 2024. See Variable Interest Entities below, Note 2 – Rate and Regulatory Matters, and Note 5 – Long-term Debt and Equity Financings for additional information on Ameren Missouri's securitization of the Rush Island Energy Center's costs. As of December 31, 2023, Ameren and Ameren Missouri determined that the Rush Island Energy Center met the criteria to be considered probable of abandonment and classified its remaining net book value as plant to be abandoned, net, within “Property, Plant, and Equipment, Net” on Ameren’s and Ameren Missouri’s balance sheets. See Note 3 – Property, Plant, and Equipment, Net for our plant to be abandoned balance as of December 31, 2023.

Depreciation
Depreciation is provided over the estimated lives of the various classes of depreciable tangible property by applying composite rates on a straight-line basis to the cost basis of such property. The composite rates include a provision for the estimated removal cost of property, plant, and equipment retired from service, net of salvage. See Asset Retirement Obligation and Removal Costs section below for additional information. The provision for depreciation for the Ameren Companies in 2024, 2023, and 2022 ranged from 3% to 4% of the average depreciable cost. See Note 3 – Property, Plant, and Equipment, Net for additional information on estimated depreciable lives.
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
Goodwill
Goodwill represents the excess of the purchase price of an acquisition over the fair value of the net assets acquired. Ameren and Ameren Illinois had goodwill of $411 million at December 31, 2024 and 2023. Ameren has four reporting units: Ameren Missouri, Ameren Illinois Electric Distribution, Ameren Illinois Natural Gas, and Ameren Transmission. Ameren Illinois has three reporting units: Ameren Illinois Electric Distribution, Ameren Illinois Natural Gas, and Ameren Illinois Transmission. Ameren Illinois Electric Distribution, Ameren Illinois Natural Gas, and Ameren Illinois Transmission had goodwill of $238 million, $80 million, and $93 million, respectively, at December 31, 2024 and 2023. The Ameren Transmission reporting unit had the same $93 million of goodwill as the Ameren Illinois Transmission reporting unit at December 31, 2024 and 2023.
Ameren and Ameren Illinois evaluate goodwill for impairment in each of their reporting units as of October 31 each year, or more frequently if events occur or circumstances change that would more likely than not reduce the fair value of their reporting units below their carrying amounts. To determine whether the fair value of a reporting unit is more likely than not greater than its carrying amount, Ameren and Ameren Illinois can elect to perform either a qualitative assessment or to bypass the qualitative assessment and perform a quantitative test.
Ameren and Ameren Illinois elected to perform a qualitative assessment for their annual goodwill impairment test conducted as of October 31, 2024. As part of this qualitative assessment, Ameren and Ameren Illinois evaluated, among other things, macroeconomic conditions, industry and market considerations such as observable industry market multiples, regulatory frameworks, cost factors, overall financial performance, and entity-specific events. The results of Ameren’s and Ameren Illinois’ qualitative assessment indicated that it was more likely than not that the fair value of each reporting unit exceeded its carrying value as of October 31, 2024, resulting in no impairment of Ameren’s or Ameren Illinois’ goodwill.
Impairment of Long-lived Assets
We evaluate long-lived assets classified as held and used for impairment when events or changes in circumstances indicate that the carrying value of such assets may not be recoverable. Whether an impairment has occurred is determined by comparing the estimated undiscounted cash flows attributable to the assets to the carrying value of the assets. If the carrying value exceeds the undiscounted cash flows, we recognize an impairment charge equal to the amount by which the carrying value exceeds the estimated fair value of the assets. In the period in which we determine that an asset meets held for sale criteria, we record an impairment charge to the extent the book value exceeds its estimated fair value less cost to sell. We did not identify any events or changes in circumstances that indicated that the carrying value of material long-lived assets may not be recoverable in 2024, 2023, or 2022.

Variable Interest Entities
Variable Interest Entities that are Consolidated
AMF was formed in 2024, for the purpose of issuing and servicing securitized utility tariff bonds related to costs for the accelerated retirement of the Rush Island Energy Center. Ameren Missouri is the primary beneficiary of this entity because it has the power to direct the activities that most significantly impact the economic performance of the company, as well as the obligation to absorb losses or the right to receive benefits from the company. The entity is considered a variable interest entity primarily because its equity capitalization is insufficient to support its operations. The entity’s primary assets and liabilities are comprised of regulatory assets related to the unrecovered net plant balance associated with the facility, among other costs, and long-term debt. Ameren and Ameren Missouri consolidate AMF, which Ameren Missouri wholly owns, and both manages and controls the entity’s operating activities. For additional information on the securitization of the Rush Island Energy Center costs, see Note 2 – Rate and Regulatory Matters. For additional information on the securitized tariff bond issuance, see Note 5 – Long-term Debt and Equity Financings.
The following table presents the carrying values of AMF’s assets and liabilities included on Ameren’s and Ameren Missouri’s consolidated balance sheets as of December 31, 2024:

2024
Other current assets(a)	$2
Noncurrent regulatory assets(a)	465
Current maturities of long term debt(b)	17
Interest accrued (b)	1
Long-term debt, net(b)	448
(a)Assets may be used only to meet AMF’s obligations and commitments.
(b)The securitized tariff bondholders have no recourse to Ameren Missouri.
Variable Interest Entities that are not Consolidated
As of December 31, 2024 and 2023, Ameren had unconsolidated variable interests in various equity method investments, primarily to advance clean and resilient energy technologies, totaling $74 million and $73 million, respectively, included in “Other assets” on Ameren’s consolidated balance sheet. Any earnings or losses related to these investments are included in “Other Income, Net” on Ameren’s consolidated statement of income and comprehensive income. Ameren is not the primary beneficiary of these investments because it does not have the power to direct matters that most significantly affect the activities of these variable interest entities. As of December 31, 2024, the maximum exposure to loss related to these variable interest entities is limited to the investment in these partnerships of $74 million plus associated outstanding funding commitments of $35 million.
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
Asset Retirement Obligations and Removal Costs
We record the estimated fair value of legal obligations associated with the retirement of tangible long-lived assets in the period in which the liabilities are incurred and capitalize a corresponding amount as part of the book value of the related long-lived asset. In subsequent periods, we adjust AROs for accretion and changes in the estimated fair values of the obligations, with a corresponding increase or decrease in the asset book value for the fair value changes. Asset book values, reflected within “Property, Plant, and Equipment, Net” on the balance sheet, are depreciated over the remaining useful life of the related asset. Depreciation is deferred as a regulatory balance. The depreciation of the asset book values at Ameren Missouri was $2 million, $9 million, and $7 million for the years ended December 31, 2024, 2023, and 2022, respectively, which was deferred as a reduction to the net regulatory liability. The net regulatory liability also reflects a deferral for the nuclear decommissioning trust fund balance for the Callaway Energy Center. The depreciation deferred to the regulatory asset at Ameren Illinois was immaterial in each respective period. Uncertainties as to the probability, timing, or amount of cash expenditures associated with AROs affect our estimates of fair value. Ameren and Ameren Missouri have recorded AROs for retirement costs associated with decommissioning of Ameren Missouri’s Callaway and wind renewable energy centers, certain Ameren Missouri solar energy centers, CCR facilities, and river structures at certain energy centers used for unloading coal and circulating water systems. Additionally, Ameren, Ameren

Missouri, and Ameren Illinois have recorded AROs for retirement costs associated with asbestos removal and the disposal of certain transformers. See Note 15 – Supplemental Information for a reconciliation of the beginning and ending carrying amounts of AROs.
Estimated funds collected from customers to pay for the future removal cost of property, plant, and equipment retired from service, net of salvage, represent a cost of removal regulatory liability. See the cost of removal regulatory liability balance in Note 2 – Rate and Regulatory Matters.
COLI
Ameren (parent) and Ameren Illinois have COLI, which is recorded at the net cash surrender value. The net cash surrender value is the amount that can be realized under the insurance policies at the balance sheet date. As of December 31, 2024, the cash surrender value of COLI at Ameren and Ameren Illinois was $260 million (December 31, 2023 – $248 million) and $118 million (December 31, 2023 – $111 million), respectively, while total borrowings against the policies were $110 million (December 31, 2023 – $104 million) at both Ameren and Ameren Illinois. Ameren and Ameren Illinois have the right to offset the borrowings against the cash surrender value of the policies and, consequently, present the net asset in “Other assets” on their respective balance sheets. The net cash surrender value of Ameren’s COLI is affected by the investment performance of a separate account in which Ameren holds a beneficial interest.
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
For certain regulatory recovery mechanisms that are alternative revenue programs rather than revenues from contracts with customers, we recognize revenues that have been authorized for rate recovery, are objectively determinable and probable of recovery, and are expected to be collected from customers within two years from the end of the year. Our alternative revenue programs include revenue requirement reconciliations, the MEEIA, the RBA, the VBA, and the WNAR. These revenues are subsequently recognized as revenues from contracts with customers when billed, with an offset to alternative revenue program revenues.
As of December 31, 2024 and 2023, our remaining performance obligations were immaterial. The Ameren Companies elected not to disclose the aggregate amount of the transaction price allocated to the performance obligations that are unsatisfied as of the end of the reporting period for contracts with an initial expected term of one year or less.
Accounting for MISO Transactions
MISO-related purchase and sale transactions are recorded by Ameren, Ameren Missouri, and Ameren Illinois using settlement information provided by the MISO. Ameren Missouri records these purchase and sale transactions on a net hourly position. Ameren Missouri records net purchases in a single hour in “Operating Expenses – Fuel and purchased power” and net sales in a single hour in “Operating Revenues – Electric” in its statement of income. Ameren Illinois records net purchases in “Operating Expenses – Fuel and purchased power” in its statement of income to reflect all of its MISO transactions relating to the procurement of power for its customers.
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
We expect that regulators will reduce future revenues for deferred tax liabilities that were initially recorded at rates in excess of the current statutory rate. Therefore, reductions in certain excess deferred tax liabilities that were recorded because of decreases in the statutory rate have been credited to a regulatory liability. A regulatory asset has been established to recognize the probable recovery through future customer rates of tax benefits related to the equity component of allowance for funds used during construction, as well as the effects of tax rate increases. To the extent deferred tax balances are included in rate base, the revaluation of deferred taxes caused by a change in the statutory rate is recorded as a regulatory asset or liability on the balance sheet and will be collected from, or refunded to, customers. For deferred tax balances not included in rate base, the revaluation of deferred taxes caused by a change in the statutory rate is recorded as an adjustment to income tax expense on the income statement.

Tax credits other than investment tax credits are recognized as a reduction to income tax expense when earned. The benefits for investment tax credits not transferred under the IRA are amortized over the book depreciable lives of the related property. For production and other tax credits otherwise eligible to be recognized when earned and for investment tax credits transferred under the IRA, Ameren considers the impact of rate regulation to determine if these credits and related adjustments should be deferred as regulatory liabilities. See Note 2 – Rate and Regulatory Matters for additional information on Ameren Missouri’s production and investment tax credit tracker and the RESRAM.
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

Regulatory Frameworks
The following table presents the regulatory frameworks and significant regulatory recovery mechanisms for each of Ameren’s rate-regulated businesses, which are discussed in more detail below:

	Ameren Missouri	Ameren Illinois’ electric distribution business	Ameren Illinois’ natural gas delivery business	Ameren Illinois’ and ATXI’s electric transmission businesses
Regulatory framework	•Historical test year ratemaking •Natural gas revenues for residential customers adjusted for sales volume deviations resulting from weather through the WNAR	•MYRP •Initial rates based on future test years •Revenues decoupled from sales volumes and wholesale and miscellaneous revenues through the RBA	•Future test year ratemaking •Revenues for residential and small nonresidential customers decoupled from sales volumes through the VBA	•Formula ratemaking •Initial rates based on future test year •Revenues decoupled from sales volumes
Regulatory mechanisms
•PISA

Riders:
•RESRAM
•FAC
•Rush Island Securitization
•MEEIA
•PGA
•WNAR

Trackers:
•Pension and postretirement benefit costs
•Certain excess deferred income taxes
•Renewable energy standard costs
•Property taxes
•Production and investment tax credits or proceeds from the sale of certain tax credits allowed under the IRA

•Electric distribution service and energy-efficiency revenue requirement reconciliation adjustments(a)

Riders:
•RBA
•Power procurement
•Transmission services
•Renewable energy credit compliance
•Zero emission credits
•Customer generation rebate program costs
•Certain environmental costs
•Bad debt write-offs
•Costs of certain asbestos-related claims
			Riders: •PGA •VBA •Energy-efficiency program costs •Certain environmental costs •Bad debt write-offs •Invested capital taxes	•Revenue requirement reconciliation adjustment
(a)Reconciliation adjustments under an MYRP are subject to a reconciliation cap which limits annual adjustment to 105%. See below for additional information regarding the reconciliation cap.
Missouri
The MoPSC regulates rates and other matters for Ameren Missouri’s electric service and natural gas distribution businesses. The rates Ameren Missouri charges customers for these services are established in a traditional regulatory rate review, which takes up to 11 months to complete, based on a historical test year and the revenue requirement established in the review.
Ameren Missouri has recovery mechanisms, including the RESRAM, FAC, MEEIA, PGA, and WNAR, as well as a rider related to the securitization of the Rush Island Energy Center, that allow customer rates to be adjusted without a traditional regulatory rate review. These riders, along with the PISA, each described in more detail below, partially mitigate the effects of regulatory lag. Ameren Missouri also employs other recovery mechanisms, including a renewable energy standard cost tracker, as well as electric and natural gas trackers for certain excess deferred income taxes, property taxes, and pension and postretirement benefit costs. Each of these trackers allows Ameren Missouri to defer the difference between actual costs incurred and costs included in customer rates as a regulatory asset or regulatory liability, with the difference expected to be reflected in base rates in a subsequent MoPSC rate order. Ameren Missouri also employs a tracker for the utilization of production and investment tax credits or proceeds from the sale of such tax credits allowed under the IRA. Production and investment tax credits produced by renewable energy centers that support compliance with the state of Missouri’s renewable energy standard, such as the High Prairie, Atchison, and Huck Finn energy centers, are not eligible for tracking under this mechanism as they are included in the RESRAM. Ameren Missouri’s cost recovery under any of its recovery mechanisms is subject to MoPSC prudence reviews.
The PISA permits Ameren Missouri to defer and recover 85% of the depreciation expense for investments in qualifying property, plant, and equipment placed in service and not included in base rates. Investments not eligible for recovery under the PISA include amounts related to new nuclear and natural gas generating units and service to new customer premises. Additionally, the PISA permits Ameren Missouri to earn a return at the applicable WACC on 85% of rate base that incorporates those qualifying investments, as well as changes in total accumulated depreciation excluding retirements and plant-related deferred income taxes since the previous regulatory rate review. The regulatory asset for accumulated PISA deferrals also earns a return at the applicable WACC until added to rate base prospectively. Ameren Missouri recognizes an offset to “Interest Charges” on its consolidated statement of income for its carrying cost of debt relating to each return allowed under the PISA, with the difference between the applicable WACC and its carrying cost of debt recognized in revenues when recovery of PISA deferrals is reflected in customer rates. Approved PISA deferrals are recovered over a period of 20 years following a regulatory rate review. Additionally, under the RESRAM, Ameren Missouri is permitted to recover the 15% of depreciation expense not recovered under the PISA, and earn a return at the applicable WACC for investments in renewable generation plant placed in service to comply with Missouri’s renewable energy standard. The RESRAM deferrals are a regulatory asset until they are included in customer rates and collected in a subsequent period. Those investments not eligible for recovery under the PISA and the remaining 15% of certain property, plant, and equipment placed in service, unless eligible for recovery under the RESRAM, remain subject to regulatory lag. As a result of the PISA election, additional provisions of the law apply to Ameren Missouri, including limitations on electric customer rate increases. Pursuant to a Missouri law, Ameren Missouri’s PISA election was extended through December 2028 and an additional extension through December 2033 is allowed if requested by Ameren Missouri and approved by the MoPSC, among other things. This law also established a 2.5% annual limit on increases to the electric service revenue requirement used to set customer rates, compared to the revenue requirement established in the immediately preceding rate order, due to the inclusion of incremental PISA deferrals in the revenue requirement. The limitation is effective for revenue requirements approved by the MoPSC after January 1, 2024.
The RESRAM permits Ameren Missouri to recover or refund, through customer rates, the difference between the cost of compliance, net of production and investment tax credits, with Missouri’s renewable energy standard and the amount set in base rates. All sales from the High Prairie, Atchison, and Huck Finn energy centers are included in the RESRAM. Customer rates are adjusted for the RESRAM on an annual basis without a traditional regulatory rate review, subject to MoPSC prudence reviews. The difference between actual compliance costs and costs billed to customers in a given period is deferred as a regulatory asset or liability. The deferred amount is either collected from, or refunded to, customers in a subsequent period. RESRAM regulatory assets earn carrying costs at short-term interest rates. The RESRAM permits Ameren Missouri to recover investments in wind generation and other renewables related to compliance with Missouri’s renewable energy standard, and earn a return at the applicable WACC on those investments not already provided for in customer rates or any other recovery mechanism, such as the renewable energy standard cost tracker. The renewable energy standard cost tracker allows Ameren Missouri to defer differences between actual costs primarily associated with the Maryland Heights Energy Center and renewable energy credits obtained through a 102-MW power purchase agreement with a wind farm operator, which expired in August 2024, and those costs included in customer rates.
The FAC permits Ameren Missouri to recover or refund, through customer rates, 95% of the variance in net energy costs from the amount set in base rates without a traditional regulatory rate review, subject to MoPSC prudence reviews, with the remaining 5% of changes retained by Ameren Missouri. As such, Ameren Missouri’s results of operations are affected by the 5% not recovered or refunded under the FAC. The 95% variance in net energy costs in a given period is deferred as a regulatory asset or liability, and is either collected from, or refunded to, customers in a subsequent period. FAC regulatory assets earn carrying costs at short-term interest rates. Ameren Missouri’s base rates for electric service are required to be reset at least every four years to allow for continued use of the FAC.
In June 2024, the MoPSC issued a financing order authorizing the issuance of securitized utility tariff bonds by AMF to finance $476 million of costs related to the accelerated retirement of the Rush Island Energy Center, which included the remaining unrecovered net plant balance associated with the facility, among other costs. Ameren Missouri will collect the amounts necessary to repay the bonds through a rider over approximately 15 years from the date of the December 2024 bond issuance.
The MEEIA permits Ameren Missouri to recover customer energy-efficiency and demand response program costs, the related lost electric revenues, and any performance incentive through the MEEIA without a traditional regulatory rate review, subject to MoPSC prudence reviews. MEEIA assets earn carrying costs at short-term interest rates.
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
The PGA allows Ameren Missouri to recover costs of natural gas purchased on behalf of its customers without a traditional regulatory rate review, subject to MoPSC prudence reviews. These pass-through purchased gas costs do not affect Ameren Missouri’s net income, as any change in costs is offset by a corresponding change in revenues. The difference between actual natural gas costs and costs billed to customers in a given period is deferred as a regulatory asset or liability. The deferred amount is either collected from, or refunded to, customers in a subsequent period. PGA regulatory assets earn carrying costs at short-term interest rates.
The WNAR allows Ameren Missouri to adjust natural gas delivery service rates charged to residential customers without a traditional regulatory rate review when deviations from normal weather conditions cause natural gas revenues to vary from the related revenue requirement approved by the MoPSC in the previous regulatory rate review. The impact of deviations from normal weather on natural gas delivery service revenues billed to residential customers in a given period are deferred as a regulatory asset or liability. WNAR regulatory assets earn carrying costs at short-term interest rates. The deferred amount is either collected from, or refunded to, residential customers in a subsequent period.

Illinois
The ICC regulates rates and other matters for Ameren Illinois’ electric distribution service and natural gas distribution businesses. Pursuant to the CEJA, Ameren Illinois may elect to establish electric distribution service rates through either an MYRP or a traditional regulatory rate review. See below for additional information regarding the MYRP approved by the ICC, which established rates effective for 2024 through 2027. The rates Ameren Illinois charges customers for natural gas distribution service are established in a traditional regulatory rate review, which takes up to 11 months to complete, based on a future test year and the revenue requirement established in the review.
Ameren Illinois’ electric distribution service has cost recovery mechanisms in place that allow customer rates to be adjusted without an MYRP or a traditional regulatory rate review. This includes the RBA, which is described in more detail below, and riders for power procurement and transmission services incurred on behalf of its customers, renewable energy credit compliance, zero emission credits, customer generation rebate program costs, and certain environmental costs, as well as bad debt write-offs and the costs of certain asbestos-related claims not recovered in base rates. These pass-through costs do not affect Ameren Illinois’ net income, as any change in costs is offset by a corresponding change in revenues. Ameren Illinois’ cost recovery under any of its recovery mechanisms is subject to ICC prudence reviews.
Under the MYRP, Ameren Illinois is allowed to reconcile its actual electric distribution revenue requirement, as adjusted for certain cost variations, to the ICC-approved revenue requirement on an annual basis, subject to a reconciliation cap. The reconciliation cap limits the annual adjustment to 105% of the annual revenue requirement approved by the ICC. Certain variations from forecasted costs are excluded from the reconciliation cap, including those associated with major storms; new business and facility relocations; changes in the timing of certain expenditures or investments into or out of the applicable calendar year; and changes in interest rates, income taxes, taxes other than income taxes, pension and other post-retirement benefits costs, and amortization of certain assets. The reconciliation cap also excludes costs recovered outside of base rates through riders, such as those described above and the electric energy-efficiency rider discussed below, among others. The actual revenue requirement for a particular year incorporates Ameren Illinois’ year-end rate base and actual capital structure for such year, provided that the resulting revenue requirement does not exceed the 105% reconciliation cap and the common equity ratio in such capital structure may not exceed that approved by the ICC in the MYRP. Ameren Illinois did not exceed the reconciliation cap for the 2024 revenue requirement, which is subject to final reconciliation and ICC review. Subject to the reconciliation cap, if a given year’s actual revenue requirement collected from customers varies from the approved revenue requirement, an adjustment is made to electric operating revenues with an offset to a regulatory asset or liability to reflect that year’s actual revenue requirement. The regulatory balance is then collected from, or refunded to, customers within two years from the end of the applicable annual period. Regulatory assets applicable to the MYRP earn a return at the applicable WACC. However, Ameren Illinois recognizes the carrying cost of debt on these regulatory assets in revenue, instead of the applicable WACC, with the difference recognized in revenues when recovery of such regulatory assets is reflected in customer rates. Ameren Illinois’ existing riders continue to be effective under the MYRP.
The RBA allows Ameren Illinois to adjust electric distribution service rates charged to customers under an MYRP or a traditional regulatory rate review when electric distribution revenues vary from the related revenue requirement approved by the ICC in the previous MYRP or traditional regulatory rate review. If a given year’s actual revenue billed to customers varies from the approved revenue requirement as a result of sales volumes and/or wholesale and miscellaneous revenue, an adjustment is made to electric operating revenues with an offset to a regulatory asset or liability to reflect that year’s actual revenue. RBA regulatory assets do not earn carrying costs or a return. The regulatory balance is either collected from, or refunded to, customers within two years from the end of the applicable annual period.
Ameren Illinois used the IEIMA formula framework to establish annual customer electric distribution service rates effective through 2023. Under the framework, Ameren Illinois was allowed to reconcile its revenue requirement for customer rates established through 2023. Ameren Illinois’ 2022 and 2023 revenues reflected each year’s actual recoverable costs, year-end rate base, and a return at the applicable WACC, with the ROE component based on the annual average of the monthly yields of the 30-year United States Treasury bonds plus 580 basis points. The 2022 revenue requirement reconciliation adjustment was collected from customers in 2024, and the 2023 adjustment will be collected in 2025.
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

Ameren Illinois’ electric distribution service business is also subject to performance metrics. Failure to achieve the metrics would result in a reduction in the company’s allowed ROE calculated under the MYRP. In 2022, the ICC issued an order approving total ROE incentives and penalties of 24 basis points under the MYRP, allocated among seven performance metrics. These performance metrics include improvements in service reliability in both the frequency and duration of outages, a reduction in peak loads, an increased percentage of spend with diverse suppliers, a reduction in disconnections for certain customers, and improved timeliness in response to customer requests for interconnection of distributed energy resources. These performance metrics apply annually from 2024 through 2027 under the MYRP, and the impact of any incentives and penalties will be excluded from the reconciliation cap described above. In addition, the allowed ROE on energy-efficiency investments can be increased or decreased up to 200 basis points, depending on the achievement of annual energy savings goals. Any adjustments to the allowed ROE for energy-efficiency investments will depend on annual performance for a historical period relative to energy savings goals. In 2024, 2023, and 2022, there were no performance-related basis-point adjustments that materially affected financial results.
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
The PGA allows Ameren Illinois to recover costs of natural gas purchased on behalf of its customers without a traditional regulatory rate review, subject to ICC prudence reviews. These pass-through purchased gas costs do not affect Ameren Illinois’ net income, as any change in costs is offset by a corresponding change in revenues. The difference between actual natural gas costs and costs billed to customers in a given period is deferred as a regulatory asset or liability. The deferred amount is either collected from, or refunded to, customers in a subsequent period. PGA regulatory assets earn carrying costs at short-term interest rates.
The VBA ensures recoverability of the natural gas distribution service revenue requirement that is dependent on sales volumes for residential and small nonresidential customers. For these rate classes, the VBA allows Ameren Illinois to adjust natural gas distribution service rates without a traditional regulatory rate review when changes occur in sales volumes from those volumes approved by the ICC in a previous regulatory rate review. The difference between allowed sales revenues and amounts billed to customers in a given period is deferred as a regulatory asset or liability. The deferred amount is either collected from, or refunded to, customers in a subsequent period. VBA regulatory assets for a given year that are not fully collected by the end of the following year begin earning carrying costs at short-term interest rates.
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

Proceedings and Updates
Missouri
2024 Electric Service Regulatory Rate Review
In June 2024, Ameren Missouri filed a request with the MoPSC seeking approval to increase its annual revenues for electric service. In February 2025, Ameren Missouri filed an updated electric rate increase request seeking approval to increase its annual revenues for electric service by $446 million. The electric rate increase request is based on a 10.25% ROE, a capital structure composed of 52% common equity, a rate base of $13.9 billion, and a test year ended March 31, 2024, with certain pro-forma adjustments through the true-up date of December 31, 2024. Ameren Missouri also requested the continued use of all of its existing riders and trackers. The electric rate increase request reflects the following:
•increased infrastructure investments made under Ameren Missouri’s Smart Energy Plan, including increased cost of capital and depreciation expense. Included in these investments are 500 megawatts of solar generation investment for the Boomtown, Cass County and Huck Finn projects along with investments in the Callaway nuclear energy center and other dispatchable generation to support a reliable, low-cost and cleaner mix of energy resources;
•decreased costs resulting from the retirement of the Rush Island Energy Center; and
•decreased costs related to the extension of the retirement date of the Sioux Energy Center from 2030 to 2032 to ensure reliability.
In February 2025, the MoPSC staff recommended an increase to Ameren Missouri's annual electric service revenues of $384 million based on a 9.74% ROE, a capital structure composed of 52% common equity, and a rate base of $13.9 billion. The MoPSC staff’s recommendation includes adjustments for lower off-system sales revenue, production tax credits, and renewable energy credits as a result of the curtailed nighttime operations at the High Prairie Energy Center to limit its impact on protected species. See Note 14 – Commitments and Contingencies for additional information on the curtailed nighttime operations at the High Prairie Energy Center. The MoPSC staff supported the continued use of all of Ameren Missouri’s existing riders and trackers.
In December 2024, the MoOPC challenged 25% to 45% of the costs and requested return associated with the High Prairie Energy Center investment included in Ameren Missouri’s requested revenue requirement as a result of the curtailed nighttime operations at the energy center discussed above.
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
2024 Natural Gas Delivery Service Regulatory Rate Review
In September 2024, Ameren Missouri filed a request with the MoPSC seeking approval to increase its annual revenues for natural gas delivery service by $40 million. The natural gas rate increase request is based on a 10.25% ROE, a capital structure composed of 52% common equity, a rate base of $531 million, and a test year ended March 31, 2024, with certain pro-forma adjustments expected through the true-up date of December 31, 2024. The request includes the continued use of all of Ameren Missouri’s existing riders and trackers. The natural gas rate increase request reflects investments in our existing natural gas infrastructure to ensure the safe delivery of natural gas.
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

Generation Facilities
Ameren Missouri, and certain subsidiaries of Ameren Missouri, are parties to agreements to acquire and/or construct various generation facilities. The solar generation facilities are eligible for recovery under the PISA. The Castle Bluff Natural Gas Project is eligible for recovery under the post-construction cost deferral discussed below. The following table provides information with respect to each agreement:

	Agreement type	Facility size	Status of MoPSC CCN	Status of FERC approval of acquisition	In-service date(a)
Huck Finn Solar Project(b)(c)	Build-transfer	200-MW	Approved February 2023	Received March 2023	December 2024
Boomtown Solar Project(c)(d)	Build-transfer	150-MW	Approved April 2023	Received October 2023	December 2024
Cass County Solar Project(c)(d)	Development-transfer	150-MW	Approved June 2024	Not applicable	December 2024
Vandalia Solar Project(e)(f)	Self-build	50-MW	Approved March 2024	Not applicable	Fourth quarter 2025
Bowling Green Solar Project(e)(f)	Self-build	50-MW	Approved March 2024	Not applicable	First quarter 2026
Split Rail Solar Project(e)(f)	Build-transfer	300-MW	Approved March 2024	Received November 2024	Mid-2026
Castle Bluff Natural Gas Project(e)	Self-build	800-MW	Approved October 2024(g)	Not applicable	Fourth quarter 2027
(a)In-service dates are dependent on the timing of construction completion, among other things. The assets of the Huck Finn, Boomtown, and Cass County solar projects were placed in service in December 2024.
(b)The Huck Finn Solar Project is expected to support Ameren Missouri’s compliance with the state of Missouri’s renewable energy standard. Investments in the project are eligible for recovery under the RESRAM.
(c)Ameren Missouri acquired the Cass County, Boomtown, and Huck Finn solar projects in June 2024, September 2024, and October 2024, respectively, and placed the assets of the projects, totaling $1 billion, in service in December 2024.
(d)The Boomtown and Cass County solar projects are expected to support Ameren Missouri’s transition to renewable energy generation and serve customers under the Renewable Solutions Program, which allows certain commercial, industrial, and governmental customers who enroll in the program to receive up to 100% of their energy from renewable resources.
(e)These projects collectively represent approximately $1.7 billion of expected capital expenditures.
(f)These solar projects are expected to support Ameren Missouri’s transition to renewable energy generation.
(g)For additional information see Castle Bluff Natural Gas Project CCN and Post-Construction Cost Deferral below.
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
Securitization of Rush Island Energy Center Costs
In June 2024, the MoPSC issued a financing order authorizing the issuance of securitized utility tariff bonds by AMF to finance $476 million of costs related to the accelerated retirement of the Rush Island Energy Center, which included the remaining unrecovered net plant balance associated with the facility, among other costs. Ameren Missouri will collect the amounts necessary to repay the bonds over approximately 15 years from the date of bond issuance. The securitized tariff bonds were issued in December 2024. The financing order also included a determination that the decision to retire the Rush Island Energy Center was reasonable and prudent. The MoPSC did not make a determination regarding the prudency of Ameren Missouri's prior actions that resulted in the adverse ruling in the NSR and Clean Air Act litigation discussed in Note 14 – Commitments and Contingencies, however, claims regarding such actions could be considered in future regulatory proceedings. If future regulatory proceedings result in revenue reductions based on Ameren Missouri’s prior actions that resulted in the adverse ruling in the NSR and Clean Air Act litigation, it could have a material adverse effect on the results of operations, financial position, and liquidity of Ameren and Ameren Missouri. Base rate revenues relating to the recovery of the Rush Island Energy Center are being deferred as a regulatory liability since the October 15, 2024 retirement date of the facility until new rates become effective related to the current electric service regulatory rate review. The amortization period for the regulatory liability will be determined in a future regulatory rate review. See Note 5 – Long-term Debt and Equity Financings for additional information on the securitized tariff bonds issuance.

MEEIA
In 2024, 2023, and 2022, Ameren Missouri achieved certain energy-efficiency spending goals for the MEEIA 2019 program. As a result of achieving these spending goals and MoPSC order issued in August 2022, Ameren Missouri recognized performance incentive revenues of $13 million, $12 million, and $22 million, respectively.
In November 2024, the MoPSC issued an order approving a nonunanimous stipulation and agreement for Ameren Missouri’s MEEIA 2025 plan, which includes a portfolio of customer energy-efficiency and demand response programs, along with the continued use of the MEEIA rider, which allows Ameren Missouri to collect from customers its actual MEEIA program costs, related lost electric revenues, and performance incentives. Ameren Missouri intends to invest $51 million annually in 2025 and 2026 and $22 million in 2027 for customer energy-efficiency and demand response programs. In addition, the order approved performance incentives applicable to each plan year to earn revenues by achieving certain spending and demand response goals. If 100% of the goals are achieved in 2025, 2026, and 2027, Ameren Missouri would earn performance incentive revenues of $5 million, $5 million, and $2 million, respectively.
MISO Long-Range Transmission Projects CCN
In 2022, the MISO approved the first tranche of projects related to a preliminary long-range transmission planning roadmap of projects through 2039. A portion of these projects were assigned or awarded via a competitive bid process to various utilities, including Ameren. In 2024, ATXI filed requests for CCNs, among other things, with the MoPSC related to the MISO long-range transmission projects that it expects to construct within the MoPSC’s jurisdiction. Decisions by the MoPSC are expected in 2025.
Illinois
MYRP
In December 2023, the ICC issued an order in Ameren Illinois' MYRP proceeding approving base rates for electric distribution services for 2024 through 2027 and rejecting Ameren Illinois' Grid Plan, which was addressed as part of the MYRP proceeding. Rate changes consistent with the December 2023 order became effective in January 2024 and remained effective through late June 2024, when new rates became effective pursuant to the June 2024 ICC rehearing order discussed below. The December 2023 order adopted an alternative methodology to establish a rate base and revenue requirements for the years 2024 through 2027 using Ameren Illinois’ previously approved 2022 year-end rate base. In January 2024, the ICC partially denied a rehearing requested by Ameren Illinois to revise the allowed ROE in the December 2023 order and granted Ameren Illinois’ rehearing request to reconsider the rate base for each year of the MYRP and to include a base level of investments to maintain grid reliability in each year of the MYRP. In June 2024, the ICC issued an order on Ameren Illinois’ rehearing request, which revised the rate bases for Ameren Illinois’ MYRP test years to include investments for 2023 through 2027, among other things. New rates became effective in late June 2024 and remained effective through late December 2024, when new rates became effective pursuant to the December 2024 ICC order discussed below. For additional information on the ICC’s June 2024 rehearing order, see the table below. In July 2024, Ameren Illinois filed a request for rehearing of the ICC’s June 2024 rehearing order to include an asset associated with other postretirement benefits in the rate base. Subsequently, in August 2024, the ICC denied the rehearing request. Also, in January 2024, Ameren Illinois filed an appeal of the December 2023 ICC order, including the 8.72% ROE, and subsequently updated the appeal filing in September 2024 to include the June 2024 rehearing order regarding the inclusion of an asset associated with other postretirement benefits in the rate base to the Illinois Appellate Court for the Fifth Judicial District. The court is under no deadline to address the appeal and Ameren Illinois cannot predict the ultimate outcome of the appeal.
In March 2024, pursuant to the December 2023 ICC order discussed above, Ameren Illinois filed a revised Grid Plan and a revised MYRP to update the requested revenue requirements for 2024 through 2027. In December 2024, the ICC issued an order in connection with Ameren Illinois’ revised Grid Plan and revised MYRP for electric distribution service for 2024 through 2027. Using the 2023 revenue requirement as a starting point, the approved revenue requirements in the ICC’s December 2024 order represent a cumulative four-year increase of $309 million. Rate changes consistent with the December 2024 order became effective in December 2024. In January 2025, Ameren Illinois filed a request for rehearing of the ICC’s December 2024 order to revise the allowed ROE and to include an asset associated with other postretirement benefits in the rate base, among other things. Subsequently, in February 2025, the ICC denied the rehearing request. Ameren Illinois intends to file an appeal of the ICC’s December 2024 order and update the appeal filed in September 2024 to the Illinois Appellate Court for the Fifth Judicial District as discussed above.

The following table presents the approved revenue requirements and average annual rate base in the ICC’s December 2024 MYRP order and the ICC’s June 2024 rehearing order:

Year	Revenue Requirement (in millions)	Average Annual Rate Base (in billions)
ICC’s December 2024 MYRP Order(a):
2024	$1,206	$4.2
2025	$1,287	$4.4
2026	$1,367	$4.6
2027	$1,422	$4.8
ICC’s June 2024 Rehearing Order(a):
2024	$1,196	$4.0
2025	$1,282	$4.3
2026	$1,350	$4.5
2027	$1,397	$4.7
(a)Based on an allowed ROE of 8.72% and a capital structure composed of 50% common equity. The ROE is under appeal, as discussed above. New rates became effective in December 2024.
2023 Electric Distribution Revenue Requirement Reconciliation Adjustment Order
In December 2024, the ICC issued an order approving Ameren Illinois’ 2023 electric distribution service revenue requirement reconciliation adjustment filing. This order approved a reconciliation adjustment of $158 million, which reflected Ameren Illinois’ actual 2023 recoverable costs, year-end rate base of $4.2 billion, and capital structure composed of 50% common equity. The approved reconciliation adjustment will be collected from customers in 2025.
Electric Customer Energy-Efficiency Investments
In November 2024, the ICC issued an order in Ameren Illinois’ annual update filing that approved electric customer energy-efficiency rates of $126 million beginning in January 2025, which represents an increase of $26 million from 2024 rates. This order was based on a projected 2025 year-end rate base of $434 million.
2025 Natural Gas Delivery Service Rate Review
In January 2025, Ameren Illinois filed a request with the ICC seeking approval to increase its annual revenues for natural gas delivery service by $140 million. The request is based on a 10.7% ROE, a capital structure composed of 52% common equity, and a rate base of $3.3 billion. Ameren Illinois used a 2026 future test year in this proceeding. A decision by the ICC in this proceeding is required by early December 2025, with new rates expected to be effective in December 2025. Ameren Illinois cannot predict the level of any delivery service rate change the ICC may approve, nor whether any rate change that may eventually be approved will be sufficient to enable Ameren Illinois to recover its costs and to earn a reasonable return on investments when the rate changes go into effect.
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
In December 2023, Ameren Illinois filed a request for rehearing of the ICC's November 2023 order. The filing requested the ICC revise the order to include an allowed ROE of at least 9.89%, a capital structure composed of 52% common equity, and a reversal of the approximately $93 million reduction of planned distribution and transmission capital investments included in the order, among other things. In January 2024, the ICC denied Ameren Illinois’ rehearing request, and Ameren Illinois filed an appeal with the Illinois Appellate Court for the Fifth Judicial District. In January 2025, the appellate court ruled on the appeal filed by Ameren Illinois. In that ruling, the court reversed a reduction of planned transmission capital investments of $48 million, but affirmed the ICC-approved 9.44% ROE and the remaining reduction of planned distribution capital investments.
Future of Gas Proceeding
The ICC’s November 2023 natural gas delivery service rate order discussed above directed the ICC staff to develop a plan for a future of gas proceeding. All of the Illinois natural gas utilities subject to ICC regulation are included in this proceeding, which is exploring issues involving the decarbonization of the natural gas distribution system in light of the state of Illinois’ goal of economy-wide 100% clean energy by

2050, pursuant to the CEJA. Some of the issues being addressed include the mitigation of any natural gas distribution stranded assets, the role of energy efficiency in decarbonization, and the associated impacts of natural gas decarbonization to the electric distribution system, among others. A final ICC staff report is expected in early 2026 and will be used by the ICC to guide further action, if any.
QIP Reconciliation Hearing
In 2021, Ameren Illinois filed a request with the ICC to initiate a reconciliation proceeding of natural gas capital investments recovered under the QIP rider during 2020. In September 2024, the Illinois Attorney General’s office challenged the recovery of capital investments that were made during 2020, alleging that the ICC should disallow approximately $30 million in natural gas capital investments as improper and imprudent, resulting in a potential over-recovery of an immaterial amount by Ameren Illinois in 2020. In October 2023, and again in September 2024, the ICC staff filed testimony that supports the prudence and reasonableness of the capital investments made during 2020. Ameren Illinois’ 2020 QIP rate recovery request under review by the ICC was within the rate increase limitations allowed by law. The ICC is under no deadline to issue an order in this proceeding. In addition, 2021 through 2023 reconciliation proceedings are still ongoing. Ameren Illinois cannot predict the ultimate outcome of these regulatory proceedings.
MISO Long-Range Transmission Projects CCN
In 2022, the MISO approved the first tranche of projects related to a preliminary long-range transmission planning roadmap of projects through 2039. A portion of these projects were assigned or awarded via a competitive bidding process to various utilities, including Ameren. In February 2024, Ameren Illinois and ATXI filed a request for a CCN, among other things, with the ICC related to the portion of the MISO long-range transmission projects they will construct within the ICC’s jurisdiction. A decision by the ICC is expected by mid-2025.
Federal
FERC ROE Complaint Cases
Since November 2013, the allowed base ROE for FERC-regulated transmission rate base under the MISO tariff has been subject to customer complaint cases and has been changed by various FERC orders. In May 2020, the FERC issued an order, which set the allowed base ROE to 10.02% and required refunds, with interest, for the periods from November 2013 to February 2015 and from late September 2016 forward. Ameren and Ameren Illinois paid these refunds, including interest, by March 31, 2022. In 2020, Ameren Missouri, Ameren Illinois, and ATXI, as well as various customers, petitioned the United States Court of Appeals for the District of Columbia Circuit for review of the May 2020 order, challenging certain aspects of the new ROE methodology established. The petition filed by Ameren Missouri, Ameren Illinois, and ATXI challenged the refunds required for the period from September 2016 to May 2020. In August 2022, the court issued a ruling that granted the customers’ petition for review, vacated the FERC’s previous MISO ROE-determining orders, and remanded the proceedings to the FERC. The court elected not to rule on the issues raised by Ameren Missouri, Ameren Illinois, and ATXI. In October 2024, the FERC issued an order, which decreased the allowed base ROE from 10.02% to 9.98% and required refunds, with interest, for the same periods covered by the May 2020 order. In November 2024, the MISO transmission owners, including Ameren Missouri, Ameren Illinois, and ATXI, filed a request for rehearing with the FERC, arguing, among other things, the FERC should not have ordered refunds back to September 2016 or imposed interest on those refunds. Also in November 2024, another intervenor filed a request for rehearing with the FERC, requesting the FERC correct aspects of the ROE methodology used in the October 2024 order and reconsider its decision in a February 2015 complaint case to deny refunds for the period from February 2015 to May 2016. In December 2024, the FERC issued a notice indicating a future order related to the rehearing requests will be issued but did not specify a timeline. In January 2025, the MISO transmission owners, including Ameren Missouri, Ameren Illinois, and ATXI, filed an appeal of the October 2024 order to the United States Court of Appeals for the District of Columbia Circuit.
As a result of the October 2024 order, Ameren and Ameren Illinois recognized reductions to "Operating Revenues – Electric" on their statements of income of $10 million and $7 million, respectively, and recognized expense of $2 million and $1 million, respectively, in “Interest charges” on their statements of income in 2024. As of December 31, 2024, Ameren and Ameren Illinois had recorded liabilities in "Current regulatory liabilities" on their balance sheets of $12 million and $8 million, respectively, to reflect the expected refunds, including interest, associated with the allowed base ROE set by the October 2024 order.

Regulatory Assets and Liabilities
The following table presents our regulatory assets and regulatory liabilities at December 31, 2024 and 2023:

	2024			2023
	Ameren Missouri	Ameren Illinois	Ameren	Ameren Missouri	Ameren Illinois	Ameren
Regulatory assets:
Under-recovered FAC(a)	$41	$—	$41	$72	$—	$72
MTM derivative losses(b)	15	88	103	25	143	168
IEIMA revenue requirement reconciliation adjustment(c)(d)	—	139	139	—	239	239
MYRP revenue requirement reconciliation adjustment(d)(e)	—	24	24	—	—	—
Under-recovered RBA(f)	—	22	22	—	—	—
FERC revenue requirement reconciliation adjustment(g)	—	55	90	—	25	54
Under-recovered VBA(h)	—	49	49	—	49	49
Income taxes(i)	237	81	322	126	78	207
Bad debt rider(j)	—	25	25	—	43	43
Callaway refueling and maintenance outage costs(k)	13	—	13	37	—	37
Unamortized loss on reacquired debt(l)	42	5	47	45	5	50
Environmental cost riders(m)	—	43	43	—	50	50
Storm costs(d)(n)	—	18	18	—	27	27
Customer generation rebate program(d)(o)	—	89	89	—	54	54
PISA(d)(p)	464	—	464	386	—	386
Rush Island Energy Center securitization(q)	465	—	465	—	—	—
RESRAM(r)	51	—	51	48	—	48
Certain Meramec Energy Center costs(s)	26	—	26	39	—	39
Energy-efficiency rider(d)(t)	—	576	576	—	500	500
Property tax tracker(u)	22	—	22	13	—	13
Other	56	78	134	65	74	139
Total regulatory assets	$1,432	$1,292	$2,763	$856	$1,287	$2,175
Less: current regulatory assets	(66)	(281)	(366)	(101)	(252)	(365)
Noncurrent regulatory assets	$1,366	$1,011	$2,397	$755	$1,035	$1,810
Regulatory liabilities:
Over-recovered Illinois electric power costs(v)	—	34	34	—	36	36
Over-recovered PGA(v)	2	33	35	7	33	40
MTM derivative gains(b)	10	6	16	19	3	22
Income taxes(i)	1,040	679	1,804	999	724	1,809
Cost of removal(w)	1,118	1,115	2,294	1,098	1,038	2,186
AROs(x)	691	—	691	524	—	524
Pension and postretirement benefit costs(y)	202	156	358	202	144	346
Pension and postretirement benefit costs tracker(z)	70	—	70	111	—	111
Renewable energy credits and zero emission credits(aa)	—	586	586	—	489	489
Certain Rush Island Energy Center costs(ab)	66	—	66	—	—	—
Other	14	43	63	14	22	36
Total regulatory liabilities	$3,213	$2,652	$6,017	$2,974	$2,489	$5,599
Less: current regulatory liabilities	(37)	(79)	(120)	(15)	(71)	(87)
Noncurrent regulatory liabilities	$3,176	$2,573	$5,897	$2,959	$2,418	$5,512
(a)Under-recovered fuel and purchased power costs to be recovered through the FAC. Specific accumulation periods aggregate the under-recovered costs over four months, any related adjustments that occur over the following four months, and the recovery from customers that occurs over the next eight months.
(b)Deferral of commodity-related derivative MTM losses or gains. See Note 7 – Derivative Financial Instruments for additional information.
(c)The difference between Ameren Illinois’ electric distribution service annual revenue requirement calculated under the IEIMA performance-based formula ratemaking framework and the revenue requirement included in customer rates for that year. The under-recovery will be recovered from customers with a return at the applicable WACC within two years.
(d)These assets earn a return at the applicable WACC.
(e)The difference between Ameren Illinois' actual electric distribution revenue requirement, as adjusted for certain cost variations, and the ICC-approved revenue requirement, subject to a reconciliation cap. The under-recovery will be recovered from customers with a return at the applicable WACC within two years.
(f)Under-recovered electric distribution service revenue caused by sales volume and/or wholesale and miscellaneous revenue deviations from the related revenue requirement approved by the ICC for a given year. The under-recovery will be recovered from customers within two years.

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
(i)The regulatory assets represent amounts that will be recovered from customers for deferred income taxes related to the equity component of allowance for funds used during construction, the securitization of the Rush Island Energy Center, and the effects of tax rate increases. The regulatory liabilities represent amounts that will be refunded to customers for excess deferred income taxes related to depreciation differences caused by a decrease in the statutory rates, other tax liabilities, and amounts related to the unamortized portion of investment tax credits. Amounts associated with the equity component of allowance for funds used during construction, the securitization of the Rush Island Energy Center, and amounts related to the unamortized portion of investment tax credits will be amortized over the expected life of the related assets. For net regulatory liabilities related to deferred income taxes recorded at rates other than the current statutory rate, the weighted-average remaining amortization periods at Ameren, Ameren Missouri, and Ameren Illinois are 39, 30, and 46 years. In addition, the regulatory liabilities for Ameren Missouri include a regulatory recovery mechanism for the difference between production and investment tax credits or proceeds from the sale of such tax credits allowed under the IRA and the level of such tax credits included in customer rates. The period of refund varies based on MoPSC approval in a regulatory rate review. The amortization period will be determined in a future regulatory rate review.
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
(n)Storm costs from 2020 through 2023 deferred in accordance with the IEIMA and MYRP. These costs are being amortized over five-year periods beginning in the year the storm occurred.
(o)Costs associated with Ameren Illinois’ customer generation rebate program. Costs are amortized over a 15-year period, beginning in the year rebates are paid.
(p)Under the PISA, Ameren Missouri is permitted to defer and recover 85% of the depreciation expense and earn a return at the applicable WACC on 85% of investments in certain property, plant, and equipment placed in service and not included in base rates. Accumulated PISA deferrals, which also earn a return at the applicable WACC, are added to rate base prospectively and amortized over a period of 20 years following a regulatory rate review.
(q)In June 2024, the MoPSC issued a financing order authorizing the issuance of securitized utility tariff bonds by AMF to finance costs related to the accelerated retirement of the Rush Island Energy Center, which includes the remaining unrecovered net plant balance associated with the facility, among other costs. Ameren Missouri will collect the amounts necessary to repay the securitized utility tariff bonds over approximately 15 years beginning in December 2024.
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
(t)The electric energy-efficiency investments are being amortized over their weighted-average useful lives beginning in the period in which they were made, with current remaining amortization periods ranging from two to 12 years.
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
(v)Over-recovered costs from utility customers. Amounts will be refunded to customers within one year of the deferral.
(w)Estimated funds collected from customers to pay for the future removal cost of property, plant, and equipment when retired from service, net of salvage.
(x)The ARO regulatory liability includes the nuclear decommissioning trust fund balance ($1,342 million and $1,150 million at December 31, 2024 and 2023, respectively), net of recoverable removal costs for AROs ($651 million and $626 million at December 31, 2024 and 2023, respectively). See Note 1 – Summary of Significant Accounting Policies – Asset Retirement Obligations and Removal Costs.
(y)Over-recovered costs are being amortized in proportion to the recognition of prior service costs (credits) and actuarial losses (gains) attributable to Ameren’s pension plan and postretirement benefit plans. See Note 10 – Retirement Benefits for additional information.
(z)A regulatory recovery mechanism for the difference between the level of pension and postretirement benefit costs incurred by Ameren Missouri and the level of such costs included in customer rates. The period of refund varies based on MoPSC approval in a regulatory rate review. For electric and natural gas related costs incurred prior to 2023 and 2022, respectively, the weighted-average remaining amortization period is two years. For electric and natural gas related costs incurred after 2023 and 2022, respectively, the amortization period will be determined in a future regulatory rate review.
(aa)Funds collected for the purchase of renewable energy credits and zero emission credits through IPA procurements. The balance will be amortized as the credits are purchased. Pursuant to the CEJA, if funds collected from customers are not used to procure renewable energy credits, they would be refunded to customers pursuant to an annual reconciliation proceeding, the latest of which was approved by the ICC in January 2025 and did not result in refunds to customers.
(ab)Funds collected from the issuance of securitized utility tariff bonds by AMF primarily to pay for the decommissioning of the Rush Island Energy Center. The amortization period for the difference between the estimated costs and the actual costs incurred will be determined in a future regulatory rate review.

NOTE 3 – PROPERTY, PLANT, AND EQUIPMENT, NET
The following table presents components of “Property, plant, and equipment, net” at December 31, 2024 and 2023:

	Ameren Missouri	Ameren Illinois	Other	Ameren
2024
Property, plant, and equipment at original cost(a):
Electric generation:
Coal(b)	$3,556	$—	$—	$3,556
Natural gas	938	—	—	938
Nuclear	5,931	—	—	5,931
Renewable(c)	2,901	19	—	2,920
Electric distribution	9,469	8,160	—	17,629
Electric transmission	2,406	5,725	2,031	10,162
Natural gas	776	4,421	—	5,197
Other(d)	2,427	1,770	260	4,457
	28,404	20,095	2,291	50,790
Less: Accumulated depreciation and amortization	10,875	5,184	436	16,495
	17,529	14,911	1,855	34,295
Construction work in progress:
Nuclear fuel in progress	268	—	—	268
Other	991	619	131	1,741
Property, plant, and equipment, net	$18,788	$15,530	$1,986	$36,304
2023
Property, plant, and equipment at original cost(a):
Electric generation:
Coal(b)	$3,452	$—	$—	$3,452
Natural gas	921	—	—	921
Nuclear	5,879	—	—	5,879
Renewable(c)	1,973	11	—	1,984
Electric distribution	8,638	7,820	—	16,458
Electric transmission	2,134	5,381	1,993	9,508
Natural gas	688	4,186	—	4,874
Other(d)	2,191	1,657	255	4,103
	25,876	19,055	2,248	47,179
Less: Accumulated depreciation and amortization(f)	10,243	4,783	400	15,426
	15,633	14,272	1,848	31,753
Construction work in progress:
Nuclear fuel in progress	173	—	—	173
Other	914	360	46	1,320
Plant to be abandoned, net(e)	530	—	—	530
Property, plant, and equipment, net	$17,250	$14,632	$1,894	$33,776
(a)The estimated lives for each asset group are as follows: 5 to 72 years for electric generation, excluding Ameren Missouri’s hydroelectric generating assets, which have useful lives of up to 150 years; 20 to 80 years for electric distribution; 50 to 75 years for electric transmission; 20 to 80 years for natural gas; and 2 to 55 years for other.
(b)Includes $30 million and $29 million of oil-fired generation at December 31, 2024 and 2023, respectively.
(c)Renewable includes hydroelectric, wind, solar, and methane gas generation facilities.
(d)Other property, plant, and equipment includes assets used to support electric and natural gas services.
(e)Represents the net book value of the Rush Island Energy Center as Ameren Missouri retired the energy center in October 2024, significantly in advance of its previously expected useful life. See Plant to be Abandoned, Net under Note 1 – Summary of Significant Accounting Policies, NSR and Clean Air Act Litigation under Note 14 – Commitments and Contingencies, and Securitization of Rush Island Energy Center Costs under Note 2 – Rate and Regulatory Matters for additional information on the accelerated retirement of the Rush Island Energy Center.

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

	Amortization Expense			Gross Carrying Value		Accumulated Amortization
	2024	2023	2022	2024	2023	2024	2023
Capitalized software costs:
Ameren	$224	$212	$159	$1,996	$1,823	$(1,348)	$(1,126)
Ameren Missouri	118	114	85	881	795	(567)	(453)
Ameren Illinois	100	92	69	867	786	(552)	(452)
Deferred cloud implementation costs:
Ameren	$20	$17	$15	$157	$142	$(71)	$(51)
Ameren Missouri	9	8	7	71	63	(32)	(23)
Ameren Illinois	10	9	8	82	76	(36)	(26)
Annual amortization expense for capitalized software placed in service as of December 31, 2024, is estimated to be as follows:

	2025	2026	2027	2028	2029
Ameren	$190	$147	$110	$69	$38
Ameren Missouri	98	73	54	33	17
Ameren Illinois	85	70	53	34	20
NOTE 4 – SHORT-TERM DEBT AND LIQUIDITY
The liquidity needs of the Ameren Companies are supported through the use of available cash, drawings under committed credit agreements, commercial paper issuances, and/or, in the case of Ameren Missouri and Ameren Illinois, short-term affiliate borrowings.
Short-Term Borrowings
In December 2024, the Credit Agreements, which were scheduled to mature in December 2027, were extended and now mature in December 2028. The Credit Agreements provide $2.6 billion of credit cumulatively through maturity in December 2028. The total facility size of the Missouri Credit Agreement and Illinois Credit Agreement is $1.4 billion and $1.2 billion, respectively. The maturity date of each Credit Agreement may be extended for an additional one-year period upon the mutual consent of the respective borrowers and the lenders. Credit available under the agreements is provided by 20 international, national, and regional lenders, with no single lender providing more than $156 million of credit in aggregate.
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
The borrowers will use the proceeds from any borrowings under the Credit Agreements for general corporate purposes, including working capital, loan funding under the Ameren money pool arrangements, and other short-term affiliate loan arrangements. The Missouri Credit Agreement and the Illinois Credit Agreement are available to support issuances under Ameren (parent)’s, Ameren Missouri’s and Ameren Illinois’ commercial paper programs, respectively, subject to borrowing sublimits, as well as to support issuance of letters of credit for the borrowers. As of December 31, 2024, based on credit capacity available under the Credit Agreements, along with cash and cash equivalents, the net liquidity available to Ameren (parent), Ameren Missouri, and Ameren Illinois, collectively, was $1.4 billion.
The following table summarizes the activity and relevant interest rates for Ameren (parent)’s, Ameren Missouri’s, and Ameren Illinois’ commercial paper issuances under the Credit Agreements in the aggregate for the years ended December 31, 2024 and 2023:

	Ameren (parent)	Ameren Missouri	Ameren Illinois	Ameren Consolidated
2024
Average daily amount outstanding	$377	$192	$193	$762
Commercial paper issuances outstanding at period-end	1,055	—	88	1,143
Weighted-average interest rate	5.10%	5.34%	5.57%	5.28%
Peak amount outstanding during period(a)	$1,091	$595	$694	$1,569
Peak interest rate	5.60%	5.68%	5.68%	5.68%
2023
Average daily amount outstanding	$726	$274	$166	$1,166
Commercial paper issuances outstanding at period-end	—	170	366	536
Weighted-average interest rate	5.38%	5.22%	5.23%	5.32%
Peak amount outstanding during period(a)	$1,298	$592	$450	$1,526
Peak interest rate	5.65%	5.68%	5.68%	5.68%
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
The Credit Agreements also contain nonfinancial covenants, including restrictions on the ability to incur certain liens, to transact with affiliates, to dispose of assets, to make investments in or transfer assets to its affiliates, and to merge with other entities. The Credit Agreements require each of Ameren, Ameren Missouri, and Ameren Illinois to maintain consolidated indebtedness of not more than 65% of its consolidated total capitalization pursuant to a defined calculation set forth in the agreements. As of December 31, 2024, the ratios of consolidated indebtedness to total consolidated capitalization, calculated in accordance with the provisions of the Credit Agreements, were 60%, 48%, and 45%, for Ameren, Ameren Missouri, and Ameren Illinois, respectively.

The Credit Agreements contain default provisions that apply separately to each borrower. However, a default of Ameren Missouri or Ameren Illinois under the applicable credit agreement is also deemed to constitute a default of Ameren (parent) under such agreement. Defaults include a cross-default resulting from a default of such borrower under any other agreement covering outstanding indebtedness of such borrower and certain subsidiaries (other than project finance subsidiaries, nonmaterial subsidiaries, and certain special purposes entities contemplated in the Credit Agreements) in excess of $100 million in the aggregate (including under the other credit agreement). However, under the default provisions of the Credit Agreements, any default of Ameren (parent) under either credit agreement that results solely from a default of Ameren Missouri or Ameren Illinois does not result in a cross-default of Ameren (parent) under the other credit agreement. Further, the Credit Agreements default provisions provide that an Ameren (parent) default under either of the Credit Agreements does not constitute a default by Ameren Missouri or Ameren Illinois.
None of the Credit Agreements or financing agreements contain credit rating triggers that would cause a default or acceleration of repayment of outstanding balances. The Ameren Companies were in compliance with the provisions and covenants of the Credit Agreements at December 31, 2024.
Money Pools
Ameren (parent) has money pool agreements with and among its subsidiaries to coordinate and provide for certain short-term cash and working capital requirements.
Ameren Missouri, Ameren Illinois, and ATXI may participate in the utility money pool as both lenders and borrowers. Ameren (parent) and Ameren Services may participate in the utility money pool only as lenders. Surplus internal funds are contributed to the money pool from participants. The primary sources of external funds for the utility money pool are the Credit Agreements and the commercial paper programs. The total amount available to the pool participants from the utility money pool at any given time is reduced by the amount of borrowings made by participants, but it is increased to the extent that the pool participants advance surplus funds to the utility money pool or remit funds from other external sources. The availability of funds is also determined by funding requirement limits established by regulatory authorizations. Participants receiving a loan under the utility money pool agreement must repay the principal amount of such loan, together with accrued interest. The rate of interest depends on the composition of internal and external funds in the utility money pool. The average interest rate for borrowing under the utility money pool for the year ended December 31, 2024, was 5.19% (2023 – 5.29%).
See Note 13 – Related-party Transactions for the amount of interest income and expense from the utility money pool agreement recorded by Ameren Missouri and Ameren Illinois for the years ended December 31, 2024, 2023, and 2022.

NOTE 5 – LONG-TERM DEBT AND EQUITY FINANCINGS
The following table presents long-term debt outstanding, including maturities due within one year, as of December 31, 2024 and 2023:

	2024	2023
Ameren (Parent):
2.50% Senior unsecured notes due 2024	$—	$450
3.65% Senior unsecured notes due 2026	350	350
5.70% Senior unsecured notes due 2026	600	600
1.95% Senior unsecured notes due 2027	500	500
1.75% Senior unsecured notes due 2028	450	450
5.00% Senior unsecured notes due 2029	700	700
3.50% Senior unsecured notes due 2031	800	800
Total long-term debt, gross	3,400	3,850
Less: Unamortized discount and premium	(3)	(4)
Less: Unamortized debt issuance costs	(14)	(17)
Less: Maturities due within one year	—	(450)
Long-term debt, net	$3,383	$3,379
Ameren Missouri:
Bonds and notes:
3.50% Senior secured notes due 2024(a)	$—	$350
2.95% Senior secured notes due 2027(a)	400	400
3.50% First mortgage bonds due 2029(b)	450	450
2.95% First mortgage bonds due 2030(b)	465	465
2.15% First mortgage bonds due 2032(b)	525	525
2.90% 1998 Series A bonds due 2033(c)	60	60
2.90% 1998 Series B bonds due 2033(c)	50	50
2.75% 1998 Series C bonds due 2033(c)	50	50
5.20% First mortgage bonds due 2034(b)	500	—
5.50% Senior secured notes due 2034(a)	184	184
5.30% Senior secured notes due 2037(a)	300	300
8.45% Senior secured notes due 2039(a)(d)	350	350
4.85% Securitized utility tariff bonds due 2039(e)	476	—
3.90% Senior secured notes due 2042(a)(d)	485	485
3.65% Senior secured notes due 2045(a)	400	400
4.00% First mortgage bonds due 2048(b)	425	425
3.25% First mortgage bonds due 2049(b)	330	330
2.625% First mortgage bonds due 2051(b)	550	550
3.90% First mortgage bonds due 2052(b)	525	525
5.45% First mortgage bonds due 2053(b)	500	500
5.25% First mortgage bonds due 2054(b)	350	—
5.125% First mortgage bonds due 2055(b)	450	—
Total long-term debt, gross	7,825	6,399
Less: Long-term debt – related parties, gross	(58)	—
Less: Unamortized discount and premium	(17)	(13)
Less: Unamortized debt issuance costs	(62)	(45)
Less: Maturities due within one year	(17)	(350)
Long-term debt, net	$7,671	$5,991

	2024	2023
Ameren Illinois:
Bonds and notes:
3.25% Senior secured notes due 2025(f)	$300	$300
6.125% Senior secured notes due 2028(f)	60	60
3.80% First mortgage bonds due 2028(g)	430	430
1.55% First mortgage bonds due 2030(g)	375	375
3.85% First mortgage bonds due 2032(g)	500	500
4.95% First mortgage bonds due 2033(g)	500	500
6.70% Senior secured notes due 2036(f)	61	61
6.70% Senior secured notes due 2036(f)	42	42
4.80% Senior secured notes due 2043(f)	280	280
4.30% Senior secured notes due 2044(f)	250	250
4.15% Senior secured notes due 2046(f)	490	490
3.70% First mortgage bonds due 2047(g)	500	500
4.50% First mortgage bonds due 2049(g)	500	500
3.25% First mortgage bonds due 2050(g)	300	300
2.90% First mortgage bonds due 2051(g)	350	350
5.90% First mortgage bonds due 2052(g)	350	350
5.55% First mortgage bonds due 2054(g)	625	—
Total long-term debt, gross	5,913	5,288
Less: Long-term debt – related parties, gross	(3)	—
Less: Unamortized discount and premium	(10)	(9)
Less: Unamortized debt issuance costs	(51)	(47)
Less: Maturities due within one year	(300)	—
Long-term debt, net	$5,549	$5,232
ATXI:
2.45% Senior unsecured notes due 2036(h)	$75	$75
5.17% Senior unsecured notes due 2039	70	—
3.43% Senior unsecured notes due 2050(i)	351	400
2.96% Senior unsecured notes due 2052(j)	95	95
5.42% Senior unsecured notes due 2053	70	—
Total long-term debt, gross	661	570
Less: Unamortized debt issuance costs	(2)	(2)
Less: Maturities due within one year	—	(49)
Long-term debt, net	$659	$519
Ameren consolidated long-term debt, net	$17,262	$15,121
(a)These notes are collaterally secured by first mortgage bonds issued by Ameren Missouri under the Ameren Missouri mortgage indenture. The notes have a fall-away lien provision and will remain secured only as long as any first mortgage bonds issued under the Ameren Missouri mortgage indenture remain outstanding. Redemption, purchase, or maturity of all first mortgage bonds, including first mortgage bonds currently outstanding and any that may be issued in the future, would result in a release of the first mortgage bonds currently securing these notes, at which time these notes would become unsecured obligations. Considering the 2055 maturity date of the 5.125% first mortgage bonds and the restrictions preventing a release date to occur that are attached to certain senior secured notes described in footnote (d) below, Ameren Missouri does not expect the first mortgage lien protection associated with these notes to fall away.
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
(e)These bonds were issued by AMF. The bondholders of AMF have no recourse to Ameren Missouri’s assets. Ameren Missouri collects securitization surcharges to cover the principal and interest on the bonds as well as certain other qualified costs. The surcharges collected by Ameren Missouri on behalf of AMF are remitted to AMF and are not available to creditors of Ameren Missouri. Principal and interest payments on these bonds are payable semiannually on April 1 and October 1 of each year, beginning October 1, 2025, with final principal and interest payment due October 1, 2039.
(f)These notes are collaterally secured by first mortgage bonds issued by Ameren Illinois under the Ameren Illinois mortgage indenture. The notes have a fall-away lien provision and will remain secured only as long as any first mortgage bonds issued under the Ameren Illinois mortgage indenture remain outstanding. Redemption, purchase, or maturity of all first mortgage bonds, including first mortgage bonds currently outstanding and any that may be issued in the future, would result in a release of the first mortgage bonds currently securing these notes, at which time these notes would become unsecured obligations. Considering the 2054 maturity date of the 5.55% first mortgage bonds, Ameren Illinois does not expect the first mortgage lien protection associated with these notes to fall away.
(g)These bonds are first mortgage bonds issued by Ameren Illinois under the Ameren Illinois mortgage indenture. They are secured by substantially all Ameren Illinois property and franchises.

(h)The following table presents the principal maturities schedule for the 2.45% senior unsecured notes due 2036:

Payment Date	Principal Payment
November 2029	$30
November 2036	45
Total	$75
(i)The following table presents the principal maturities schedule for the 3.43% senior unsecured notes due 2050:

Payment Date	Principal Payment
August 2027	$50
August 2030	49
August 2032	50
August 2038	49
August 2043	77
August 2050	76
Total	$351
(j)The following table presents the principal maturities schedule for the 2.96% senior unsecured notes due 2052:

Payment Date	Principal Payment
August 2040	$45
August 2052	50
Total	$95
The following table presents the aggregate maturities of long-term debt, including current maturities, at December 31, 2024:

	Ameren (parent)(a)	Ameren Missouri(a)	Ameren Illinois(a)	ATXI(a)	Ameren Consolidated(a)
2025	$—	$17	$300	$—	$317
2026	950	24	—	—	974
2027	500	424	—	50	974
2028	450	26	490	—	966
2029	700	477	—	30	1,207
Thereafter	800	6,857	5,123	581	13,361
Total	$3,400	$7,825	$5,913	$661	$17,799
(a)Excludes unamortized discount, premium, and debt issuance costs of $17 million, $79 million, $61 million, and $2 million at Ameren (parent), Ameren Missouri, Ameren Illinois, and ATXI, respectively.
In November and December 2024, Ameren (parent) purchased senior secured notes and first mortgage bonds issued by Ameren Missouri and first mortgage bonds issued by Ameren Illinois for $44 million in the aggregate. On a consolidated basis, Ameren (parent)’s repurchase of these senior secured notes and first mortgage bonds were accounted for as a debt extinguishment and resulted in a pre-tax gain of $16 million, which is reflected in “Other Income, Net” on Ameren’s consolidated statement of income. Interest expense related to the repurchased bonds was less than $1 million for the year ended December 31, 2024.
The following table presents Ameren Missouri’s and Ameren Illinois’ “Long-term Debt, Net - Related Parties” as of December 31, 2024 and 2023:

	2024	2023
Ameren Missouri:
3.65% Senior secured notes due 2045	$7	$—
3.25% First mortgage bonds due 2049	33	—
2.625% First mortgage bonds due 2051	4	—
3.90% First mortgage bonds due 2052	14	—
Total long-term debt - related parties, gross	58	—
Less: Unamortized debt issuance costs	(1)	—
Long-term debt - related parties, net	$57	$—
Ameren Illinois:
3.70% First mortgage bonds due 2047	$1	$—
3.25% First mortgage bonds due 2050	2	—
Long-term debt - related parties, net	$3	$—

All classes of Ameren Missouri’s and Ameren Illinois’ preferred stock are entitled to cumulative dividends, have voting rights, and are not subject to mandatory redemption. The preferred stock of Ameren’s subsidiaries is included in “Noncontrolling Interests” on Ameren’s consolidated balance sheet. The following table presents the outstanding preferred stock of Ameren Missouri and Ameren Illinois, which is redeemable at the option of the issuer, at the prices shown below as of December 31, 2024 and 2023:

	Shares Outstanding	Redemption Price (per share)		2024	2023
Ameren Missouri:
Without par value and stated value of $100 per share, 25 million shares authorized
$3.50 Series	130,000 shares	$110.00		$13	$13
$3.70 Series	40,000 shares	104.75		4	4
$4.00 Series	150,000 shares	105.625		15	15
$4.30 Series	40,000 shares	105.00		4	4
$4.50 Series	213,595 shares	110.00	(a)	21	21
$4.56 Series	200,000 shares	102.47		20	20
$4.75 Series	20,000 shares	102.176		2	2
$5.50 Series A	14,000 shares	110.00		1	1
Total				$80	$80
Ameren Illinois:
With par value of $100 per share, 2 million shares authorized
4.00% Series	144,275 shares	$101.00		$14	$14
4.08% Series	45,224 shares	103.00		5	5
4.20% Series	23,655 shares	104.00		2	2
4.25% Series	50,000 shares	102.00		5	5
4.26% Series	16,621 shares	103.00		2	2
4.42% Series	16,190 shares	103.00		2	2
4.70% Series	18,429 shares	104.30		2	2
4.90% Series	73,825 shares	102.00		7	7
4.92% Series	49,289 shares	103.50		5	5
5.16% Series	50,000 shares	102.00		5	5
Total				$49	$49
Total Ameren				$129	$129
(a)In the event of voluntary liquidation, $105.50.
Ameren has 100 million shares of $0.01 par value preferred stock authorized, with no such shares outstanding. Ameren Missouri has 7.5 million shares of $1 par value preference stock authorized, with no such shares outstanding. Ameren Illinois has 2.6 million shares of no par value preferred stock authorized, with no such shares outstanding.
Ameren
Under the DRPlus and its 401(k) plan, Ameren issued 0.5 million, 0.6 million, and 0.5 million shares of common stock in 2024, 2023, and 2022, respectively, received proceeds of $33 million, $39 million, and $41 million for the respective years, and had a receivable of $7 million and $7 million as of December 31, 2024 and 2023. In addition, Ameren issued 0.2 million, 0.5 million, and 0.4 million shares of common stock valued at $16 million, $40 million, and $31 million in 2024, 2023, 2022, respectively, for no cash consideration in connection with stock-based compensation.
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

Ameren has entered into an equity distribution sales agreement pursuant to which Ameren may offer and sell from time to time up to $1.75 billion of its common stock through an ATM program, which includes the ability to enter into forward sale agreements. Under the ATM, Ameren issued 2.9 million, 3.2 million, and 3.4 million shares of common stock and received proceeds of $233 million, $299 million, and $292 million in 2024, 2023 and 2022, respectively. These proceeds were net of $2 million, $3 million and $3 million, respectively, in compensation paid to selling agents. As of December 31, 2024, Ameren had approximately $550 million of common stock available for sale under the ATM program, which takes into account the forward sale agreements in effect as of December 31, 2024 discussed below.
The forward sale agreements outstanding as of December 31, 2024, can be settled at Ameren’s discretion on or prior to dates ranging from January 23, 2026 to March 6, 2026. On a settlement date or dates, if Ameren elects to physically settle a forward sale agreement, Ameren will issue shares of common stock to the counterparties at the then-applicable forward sale price. The initial forward sale price for the agreements ranged from $81.00 to $93.06, with an average initial forward sale price of $84.14. Each forward sale price is subject to adjustment based on a floating interest rate factor equal to the overnight bank funding rate less a spread of 75 basis points, and will be subject to decrease on certain dates specified in the forward sale agreements by specified amounts related to expected dividends on shares of the common stock during the term of the forward sale agreements. If the overnight bank funding rate is less than or more than the spread on any day, the interest rate factor will result in a reduction or an increase, respectively, of the forward sale price. The forward sale agreements will be physically settled unless Ameren elects to settle in cash or to net share settle. At December 31, 2024, Ameren could have settled the forward sale agreements with physical delivery of 2.5 million shares of common stock to the respective counterparties in exchange for cash of $213 million. Alternatively, the forward sale agreements could have also been settled at December 31, 2024, with delivery of approximately $13 million of cash or approximately 0.1 million shares of common stock to the counterparties. In connection to the forward sale agreements, the various counterparties, or their affiliates, borrowed from third parties and sold 2.5 million shares of common stock. The gross sales price of these shares totaled $215 million. Ameren does not receive any proceeds from such sales of borrowed shares. The forward sale agreements have been classified as equity transactions.
In January 2025, Ameren entered into a forward sale agreement under the ATM program related to 0.6 million shares of common stock. The January 2025 forward sale agreement can be settled at Ameren’s discretion on or prior to February 9, 2026. The forward sale price was initially $87.43 for the January 2025 forward sale agreement.
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
In December 2024, AMF issued $476 million of 4.85% securitized utility tariff bonds due October 2039, with principal and interest payable semiannually on April 1 and October 1 of each year, beginning October 1, 2025. Net proceeds from this issuance were used to finance energy transition costs related to the accelerated retirement of the Rush Island Energy Center, which included the remaining unrecovered net plant balance associated with the facility, among other costs, and to repay short-term debt. See Note 2 – Rate and Regulatory Matters for additional information on the securitization of Rush Island Energy Center costs.

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
Indenture Provisions and Other Covenants
Ameren Missouri’s and Ameren Illinois’ indentures and articles of incorporation include covenants and provisions related to issuances of first mortgage bonds and preferred stock. Ameren Missouri and Ameren Illinois are required to meet certain ratios to issue additional first mortgage bonds and preferred stock. A failure to achieve these ratios would not result in a default under these covenants and provisions but would restrict the companies’ ability to issue bonds or preferred stock. The following table summarizes the required and actual interest coverage ratios for interest charges, dividend coverage ratios, and bonds and preferred stock issuable as of December 31, 2024, at an assumed interest rate of 7% and dividend rate of 8%.

	Required Interest Coverage Ratio(a)	Actual Interest Coverage Ratio	Bonds Issuable(b)	Required Dividend Coverage Ratio(c)	Actual Dividend Coverage Ratio	Preferred Stock Issuable
Ameren Missouri	>2.0	2.4	$2,283	>2.5	164.4	$2,769
Ameren Illinois	>2.0	6.8	9,225	>1.5	3.5	203	(d)
(a)Coverage required on the annual interest charges on first mortgage bonds outstanding and to be issued. Coverage is not required in certain cases when additional first mortgage bonds are issued on the basis of retired bonds.
(b)Amount of bonds issuable based either on required coverage ratios or unfunded property additions, whichever is more restrictive. The amounts shown also include bonds issuable based on retired bond capacity of $1,509 million and $1,143 million at Ameren Missouri and Ameren Illinois, respectively.
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
Ameren Illinois’ articles of incorporation require dividend payments on its common stock to be based on ratios of common stock to total capitalization and other provisions related to certain operating expenses and accumulations of earned surplus. Ameren Illinois has made a commitment to the FERC to maintain a minimum 30% ratio of common stock equity to total capitalization. As of December 31, 2024, using the FERC-agreed upon calculation method, Ameren Illinois’ ratio of common stock equity to total capitalization was 54%.
ATXI’s note purchase agreements includes financial covenants that require ATXI not to permit at any time (1) debt to exceed 70% of total capitalization or (2) secured debt to exceed 10% of total assets.
At December 31, 2024, the Ameren Companies were in compliance with the provisions and covenants contained in their indentures and articles of incorporation, as applicable, and ATXI was in compliance with the provisions and covenants contained in its note purchase agreements. In order for the Ameren Companies to issue securities in the future, they will have to comply with all applicable requirements in effect at the time of any such issuances.
Off-Balance-Sheet Arrangements
At December 31, 2024, none of the Ameren Companies had any material off-balance-sheet financing arrangements, other than their investments in variable interest entities, letters of credit, and the multiple forward sale agreements under the ATM program relating to common stock. See Note 1 – Summary of Significant Accounting Policies for further detail concerning variable interest entities.

NOTE 6 – OTHER INCOME, NET
The following table presents the components of “Other Income, Net” in the Ameren Companies’ statements of income for the years ended December 31, 2024, 2023, and 2022:

	2024	2023	2022
Ameren:
Other Income, Net
Allowance for equity funds used during construction	$76	$54	$43
Interest income on industrial development revenue bonds	—	1	24
Other interest income	41	32	11
Non-service cost components of net periodic benefit income(a)	304	295	184
Miscellaneous income	9	7	10
Gain on extinguishment of debt(b)	16	—	—
Earnings (losses) related to equity method investments	(4)	1	2
Donations	(5)	(24)	(26)
Miscellaneous expense	(20)	(18)	(22)
Total Other Income, Net	$417	$348	$226
Ameren Missouri:
Other Income, Net
Allowance for equity funds used during construction	$58	$30	$24
Interest income on industrial development revenue bonds	—	1	24
Other interest income	8	10	4
Non-service cost components of net periodic benefit income(a)	139	97	55
Miscellaneous income	4	3	4
Donations	(2)	(2)	(3)
Miscellaneous expense	(11)	(9)	(9)
Total Other Income, Net	$196	$130	$99
Ameren Illinois:
Other Income, Net
Allowance for equity funds used during construction	$17	$19	$18
Other Interest income	32	21	7
Non-service cost components of net periodic benefit income	105	124	84
Miscellaneous income	4	4	5
Donations	(3)	(4)	(8)
Miscellaneous expense	(8)	(8)	(10)
Total Other Income, Net	$147	$156	$96
(a)For the years ended December 31, 2024, 2023, and 2022, the non-service cost components of net periodic benefit income were adjusted by amounts deferred of $(41) million, $27 million, and $22 million, respectively, due to a regulatory tracking mechanism for the difference between the level of such costs incurred by Ameren Missouri under GAAP and the level of such costs included in rates. See Note 10 – Retirement Benefits for additional information.
(b)See Note 5 – Long-term Debt and Equity Financings for additional information on Ameren (parent)’s repurchase of Ameren Missouri’s senior secured notes and first mortgage bonds and Ameren Illinois’ first mortgage bonds that were accounted for as a debt extinguishment.
NOTE 7 – DERIVATIVE FINANCIAL INSTRUMENTS
We use derivatives to manage the risk of changes in market prices for natural gas, power, uranium, and interest rates, as well as the risk of changes in rail transportation surcharges through fuel oil hedges. Such price fluctuations may cause the following:
•an unrealized appreciation or depreciation of our contracted commitments to purchase or sell when purchase or sale prices under the commitments are compared with current commodity prices;
•market values of natural gas and uranium inventories that differ from the cost of those commodities in inventory;
•actual cash outlays for interest expense and the purchase of commodities that differ from anticipated cash outlays; and
•actual off-system sales revenues that differ from anticipated revenues.
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
If we determine that a contract meets the definition of a derivative and is not eligible for the NPNS exception, we review the contract to determine whether the resulting gains or losses qualify for regulatory deferral. Derivative contracts that qualify for regulatory deferral are recorded at fair value, with changes in fair value recorded as regulatory assets or liabilities in the period in which the change occurs. We believe derivative losses and gains deferred as regulatory assets and liabilities are probable of recovery, or refund, through future rates charged to customers. Regulatory assets and liabilities are amortized to operating income as related losses and gains are reflected in rates charged to customers. Therefore, gains and losses on these derivatives have no effect on operating income. As of December 31, 2024 and 2023, all commodity contracts that met the definition of a derivative and were not eligible for the NPNS exception received regulatory deferral. Interest rate hedges discussed below do not receive regulatory deferral and were included in accumulated OCI. The cash flows from our derivative financial instruments follow the cash flow classification of the hedged item.
In 2024, Ameren (parent) entered into interest rate swaps to hedge a portion of our interest rate risk on cash flows related to forecasted debt issuances through 2026. The interest rate swaps are designated as cash flow hedges and the corresponding changes in fair value each period are initially recorded on the balance sheet in “Accumulated other comprehensive loss” and reclassified into earnings when the debt is issued and the corresponding interest payments affect earnings during the debt term. At December 31, 2024, Ameren had interest rate swaps with notional amounts of $140 million. The changes in fair value of the interest rate swaps were immaterial at December 31, 2024.
The following table presents open gross commodity contract volumes by commodity type for derivative assets and liabilities as of December 31, 2024 and 2023. As of December 31, 2024, these contracts extended through October 2028, October 2029, and May 2032 for fuel oils, natural gas, and power, respectively.

	Quantity (in millions, except as indicated)
	2024			2023
Commodity	Ameren Missouri	Ameren Illinois	Ameren	Ameren Missouri	Ameren Illinois	Ameren
Fuel oils (in gallons)	23	—	23	17	—	17
Natural gas (in mmbtu)	45	213	258	53	218	271
Power (in MWhs)	—	4	4	—	5	5
Uranium (pounds in thousands)	—	—	—	186	—	186
The following table presents the carrying value and balance sheet location of all derivative commodity contracts, none of which were designated as hedging instruments, as of December 31, 2024 and 2023:

		2024			2023
Commodity	Balance Sheet Location	Ameren Missouri	Ameren Illinois	Ameren	Ameren Missouri	Ameren Illinois	Ameren
Fuel oils	Other current assets	$—	$—	$—	$2	$—	$2
	Other assets	—	—	—	—	—	—
Natural gas	Other current assets	2	2	4	—	—	—
	Other assets	2	4	6	3	3	6
Power	Other current assets	6	—	6	5	—	5
	Other assets	—	—	—	—	—	—
Uranium	Other current assets	—	—	—	9	—	9
	Other assets	—	—	—	—	—	—
	Total assets	$10	$6	$16	$19	$3	$22
Fuel oils	Other current liabilities	$2	$—	$2	$1	$—	$1
	Other deferred credits and liabilities	2	—	2	1	—	1
Natural gas	Other current liabilities	5	22	27	12	45	57
	Other deferred credits and liabilities	6	13	19	10	30	40
Power	Other current liabilities	—	10	10	1	12	13
	Other deferred credits and liabilities	—	43	43	—	56	56
	Total liabilities	$15	$88	$103	$25	$143	$168

The Ameren Companies elect to present the fair value amounts of derivative assets and derivative liabilities subject to an enforceable master netting arrangement or similar agreement at the gross amounts on the balance sheet. However, if the gross amounts recognized on the balance sheet were netted with derivative instruments and cash collateral received or posted, the net amounts would not be materially different from the gross amounts at December 31, 2024 and 2023.
Credit Risk
In determining our concentrations of credit risk related to derivative instruments, we review our individual counterparties and categorize each counterparty into groupings according to the primary business in which each engages. As of December 31, 2024, if counterparty groups were to fail completely to perform on contracts, the Ameren Companies’ maximum exposure related to derivative assets, predominantly from financial institutions, would have been immaterial with or without consideration of the application of master netting arrangements or similar agreements and collateral held.
Certain of our derivative instruments contain collateral provisions tied to the Ameren Companies’ credit ratings. If our credit ratings were downgraded below investment grade, or if a counterparty with reasonable grounds for uncertainty regarding our ability to satisfy an obligation requested adequate assurance of performance, additional collateral postings might be required. The additional collateral required is the net liability position allowed under the master netting arrangements or similar agreements, assuming (1) the credit risk-related contingent features underlying these arrangements were triggered and (2) those counterparties with rights to do so requested collateral. As of December 31, 2024, the aggregate fair value of derivative instruments with credit risk-related contingent features in a gross liability position, the cash collateral posted, and the aggregate amount of additional collateral that counterparties could require were each immaterial to Ameren, Ameren Missouri, and Ameren Illinois.
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
We consider nonperformance risk in our valuation of derivative instruments by analyzing our own credit standing and the credit standing of our counterparties, and by considering any credit enhancements (e.g., collateral). Included in our valuation, and based on current market conditions, is a valuation adjustment for counterparty default derived from market data such as the price of credit default swaps, bond yields, and credit ratings. No material gains or losses related to valuation adjustments for counterparty default risk were recorded at Ameren, Ameren Missouri, or Ameren Illinois in 2024, 2023, or 2022. At December 31, 2024 and 2023, the counterparty default risk valuation adjustment related to derivative contracts was immaterial for Ameren, Ameren Missouri, and Ameren Illinois.

The following table sets forth, by level within the fair value hierarchy, our assets and liabilities measured at fair value on a recurring basis as of December 31, 2024 and 2023:

	December 31, 2024					December 31, 2023
	Level 1	Level 2	Level 3	Total		Level 1	Level 2	Level 3	Total
Assets:
Ameren Missouri
Derivative assets – commodity contracts:
Fuel oils	$—	$—	$—	$—		$2	$—	$—	$2
Natural gas	—	4	—	4		—	3	—	3
Power	—	—	6	6		—	—	5	5
Uranium	—	—	—	—		—	—	9	9
Total derivative assets – commodity contracts	$—	$4	$6	$10		$2	$3	$14	$19
Nuclear decommissioning trust fund:
Equity securities:
U.S. large capitalization	$911	$—	$—	$911		$787	$—	$—	$787
Debt securities:
U.S. Treasury and agency securities	—	191	—	191		—	150	—	150
Corporate bonds	—	145	—	145		—	136	—	136
Other	—	86	—	86		—	68	—	68
Total nuclear decommissioning trust fund	$911	$422	$—	$1,333	(a)	$787	$354	$—	$1,141	(a)
Total Ameren Missouri	$911	$426	$6	$1,343		$789	$357	$14	$1,160
Ameren Illinois
Derivative assets – commodity contracts:
Natural gas	$—	$3	$3	$6		$—	$1	$2	$3
Total Ameren Illinois	$—	$3	$3	$6		$—	$1	$2	$3
Ameren
Derivative assets – commodity contracts(b)	$—	$7	$9	$16		$2	$4	$16	$22
Nuclear decommissioning trust fund(c)	911	422	—	1,333	(a)	787	354	—	1,141	(a)
Total Ameren	$911	$429	$9	$1,349		$789	$358	$16	$1,163
Liabilities:
Ameren Missouri
Derivative liabilities – commodity contracts:
Fuel oils	$4	$—	$—	$4		$2	$—	$—	$2
Natural gas	$—	$11	$—	$11		$—	$19	$3	$22
Power	—	—	—	—		—	—	1	1
Total Ameren Missouri	$4	$11	$—	$15		$2	$19	$4	$25
Ameren Illinois
Derivative liabilities – commodity contracts:
Natural gas	$1	$28	$6	$35		$4	$60	$11	$75
Power	—	—	53	53		—	—	68	68
Total Ameren Illinois	$1	$28	$59	$88		$4	$60	$79	$143
Ameren
Derivative liabilities – commodity contracts(b)	$5	$39	$59	$103		$6	$79	$83	$168
(a)Balance excludes $9 million and $9 million of cash and cash equivalents, receivables, payables, and accrued income, net for December 31, 2024 and 2023, respectively.
(b)See the Ameren Missouri and Ameren Illinois sections of the table for the fair value of Ameren’s derivative assets and liabilities by type of commodity.
(c)See the Ameren Missouri section of the table for Ameren’s nuclear decommissioning trust fund by investment type.
See Note 10 – Retirement Benefits for tables that set forth, by level within the fair value hierarchy, Ameren’s pension and postretirement plan assets as of December 31, 2024 and 2023.

Level 3 fuel oils, natural gas and uranium derivative contract assets and liabilities measured at fair value on a recurring basis were immaterial for all periods presented. The following table presents the fair value reconciliation of Level 3 power derivative contract assets and liabilities measured at fair value on a recurring basis for the years ended December 31, 2024 and 2023:

	2024			2023
	Ameren Missouri	Ameren Illinois	Ameren	Ameren Missouri	Ameren Illinois	Ameren
Beginning balance at January 1	$4	$(68)	$(64)	$12	$(33)	$(21)
Realized and unrealized gains (losses) included in regulatory assets/liabilities	12	(1)	11	1	(48)	(47)
Settlements	(10)	16	6	(9)	13	4
Ending balance at December 31	$6	$(53)	$(47)	$4	$(68)	$(64)
Change in unrealized gains (losses) related to assets/liabilities held at December 31	$6	$3	$9	$4	$(36)	$(32)
All gains or losses related to our Level 3 derivative commodity contracts are expected to be recovered or returned through customer rates; therefore, there is no impact to either net income or OCI resulting from changes in the fair value of these instruments.
The following table describes the valuation techniques and significant unobservable inputs utilized for the fair value of our Level 3 power derivative contract assets and liabilities as of December 31, 2024 and 2023:

		Fair Value					Weighted Average(b)
	Commodity	Assets	Liabilities	Valuation Technique(s)	Unobservable Input(a)	Range
2024	Power(c)	$6	$(53)	Discounted cash flow	Average forward peak and off-peak pricing – forwards/swaps ($/MWh)	32 – 69	45
					Nodal basis ($/MWh)	(8) – (2)	(5)
2023	Power(c)	$5	$(69)	Discounted cash flow	Average forward peak and off-peak pricing – forwards/swaps ($/MWh)	31 – 65	43
					Nodal basis ($/MWh)	(8) – (1)	(5)
(a)Generally, significant increases (decreases) in these inputs in isolation would result in a significantly higher (lower) fair value measurement.
(b)Unobservable inputs were weighted by relative fair value.
(c)Valuations use visible forward prices adjusted for nodal-to-hub basis differentials.
The following table sets forth the carrying amount and, by level within the fair value hierarchy, the fair value of long-term debt (including current portion), disclosed, but not recorded, at at fair value as of December 31, 2024 and 2023:

	Carrying Amount(a)	Fair Value
Long-Term Debt (Including Current Portion):		Level 2	Level 3		Total
	December 31, 2024
Ameren(b)	17,579	15,395	538	(c)	15,933
Ameren Missouri(d)	7,745	6,926	—		6,926
Ameren Illinois(d)	5,852	5,243	—		5,243
	December 31, 2023
Ameren	15,970	14,366	467	(c)	14,833
Ameren Missouri	6,341	5,800	—		5,800
Ameren Illinois	5,232	4,867	—		4,867
(a)Included unamortized debt issuance costs, which were excluded from the fair value measurement, of $129 million, $62 million, and $51 million for Ameren, Ameren Missouri, and Ameren Illinois, respectively, as of December 31, 2024. Included unamortized debt issuance costs, which were excluded from the fair value measurement, of $111 million, $45 million, and $47 million for Ameren, Ameren Missouri, and Ameren Illinois, respectively, as of December 31, 2023.
(b)Amount excludes Ameren (parent)’s repurchase of Ameren Missouri’s senior secured notes and first mortgage bonds and Ameren Illinois’ first mortgage bonds in 2024 that were accounted for as a debt extinguishment. See Note 5 – Long-term Debt and Equity Financings for additional information.
(c)The Level 3 fair value amount consists of ATXI’s senior unsecured notes.
(d)Amount includes Ameren Missouri’s senior secured notes and first mortgage bonds and Ameren Illinois’ first mortgage bonds that were repurchased by Ameren (parent) in 2024.
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
NOTE 9 – CALLAWAY ENERGY CENTER
Spent Nuclear Fuel
Under the Nuclear Waste Policy Act of 1982, as amended, the DOE is responsible for disposing of spent nuclear fuel from the Callaway

Energy Center and other commercial nuclear energy centers. As required by the act, Ameren Missouri and other utilities have entered into standard contracts with the DOE, which stated that the DOE would begin to dispose of spent nuclear fuel by 1998. However, the DOE failed to fulfill its disposal obligations, and Ameren Missouri and other nuclear energy center owners sued the DOE to recover costs incurred for ongoing storage of their spent fuel. Ameren Missouri’s lawsuit against the DOE resulted in a settlement agreement that provides for annual reimbursement of additional spent fuel storage and related costs. Ameren Missouri received immaterial reimbursements from the DOE in the years ended December 31, 2024, 2023, and 2022. Ameren Missouri will continue to apply for reimbursement from the DOE for allowable costs associated with the ongoing storage of spent fuel. The DOE’s delay in carrying out its obligation to dispose of spent nuclear fuel from the Callaway Energy Center is not expected to adversely affect the continued operations of the energy center.
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
Ameren and Ameren Missouri have classified the investments in debt and equity securities that are held in the nuclear decommissioning trust fund as available for sale, and have recorded all such investments at their fair market value at December 31, 2024 and 2023. Investments in the nuclear decommissioning trust fund have a target allocation of 60% to 70% in equity securities, with the balance invested in debt securities.
The fair value of the trust fund for Ameren Missouri’s Callaway Energy Center is reported as “Nuclear decommissioning trust fund” in Ameren’s and Ameren Missouri’s balance sheets. This amount is legally restricted and may be used only to fund the costs of nuclear decommissioning. Changes in the fair value of the trust fund are recorded as an increase or decrease to the nuclear decommissioning trust fund, with an offsetting adjustment to the regulatory liability related to AROs. This reporting is consistent with the method used to account for the decommissioning costs recovered in rates. See Note 2 – Rate and Regulatory Matters for the regulatory liability recorded at December 31, 2024. If the assumed return on trust assets is not earned, Ameren Missouri believes that it is probable that any additional funding requirements resulting from such earnings deficiency will be recovered in customer rates.
The following table presents proceeds from the sales and maturities of investments in Ameren Missouri’s nuclear decommissioning trust fund and the gross realized gains and losses resulting from those sales for the years ended December 31, 2024, 2023, and 2022:

	2024	2023	2022
Proceeds from sales and maturities	$564	$240	$216
Gross realized gains	44	6	40
Gross realized losses	28	11	10

The following table presents the cost and fair value of investments in debt and equity securities in Ameren’s and Ameren Missouri’s nuclear decommissioning trust fund at December 31, 2024 and 2023:

Security Type	Cost	Gross Unrealized Gain	Gross Unrealized Loss	Fair Value
2024
Debt securities	$437	$2	$17	$422
Equity securities	179	740	8	911
Cash and cash equivalents	10	—	—	10
Other(a)	(1)	—	—	(1)
Total	$625	$742	$25	$1,342
2023
Debt securities	$382	$3	$31	$354
Equity securities	191	603	7	787
Cash and cash equivalents	5	—	—	5
Other(a)	4	—	—	4
Total	$582	$606	$38	$1,150
(a)Represents net receivables and payables relating to pending securities sales, interest, and securities purchases.
The following table presents the costs and fair values of investments in debt securities in Ameren’s and Ameren Missouri’s nuclear decommissioning trust fund according to their contractual maturities at December 31, 2024:

	Cost	Fair Value
Less than 5 years	$186	$184
5 years to 10 years	117	112
Due after 10 years	134	126
Total	$437	$422
Insurance
The following table presents insurance coverage at Ameren Missouri’s Callaway Energy Center at January 1, 2025:

Type and Source of Coverage	Most Recent Renewal Date	Maximum Coverages		Maximum Assessments for Single Incidents
Public liability and nuclear worker liability:
American Nuclear Insurers	January 1, 2025	$500		$—
Pool participation	(a)	15,763	(a)	166	(b)
		$16,263	(c)	$166
Property damage:
NEIL and EMANI	April 1, 2024	$3,200	(d)	$28	(e)
Accidental outage:
NEIL	April 1, 2024	$490	(f)	$11	(e)
(a)Provided through mandatory participation in an industrywide retrospective premium assessment program. The maximum coverage available is dependent on the number of United States commercial reactors participating in the program.
(b)Retrospective premium under the Price-Anderson Act. This is subject to retrospective assessment with respect to a covered loss in excess of $500 million in the event of an incident at any licensed United States commercial reactor, payable at $25 million per year.
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
Ameren’s pension and other postretirement benefit plans were overfunded by $734 million and $551 million in the aggregate as of December 31, 2024 and 2023, respectively. These net assets are recorded in “Pension and other postretirement benefits,” “Other current liabilities,” and “Other deferred credits and liabilities” on Ameren’s consolidated balance sheet. The increase in the overfunded pension and postretirement benefit plans during 2024 was primarily the result of a 45-basis-point increase in the pension and other postretirement benefit plan discount rates used to determine the present value of the obligation and an increase in the actual return on plan assets of the pension and postretirement trusts. The overfunded pension and other postretirement benefit plans also resulted in regulatory liabilities on Ameren’s, Ameren Missouri’s, and Ameren Illinois’ balance sheets.
The following table presents the net benefit liability/(asset) recorded on the balance sheets as of December 31, 2024 and 2023:

	2024	2023
Ameren(a)	$(734)	$(551)
Ameren Missouri(a)	(201)	(142)
Ameren Illinois(a)	(438)	(351)
(a)Liabilities associated with pension and other postretirement benefits are recorded in “Other current liabilities” and “Other deferred credits and liabilities” on Ameren’s, Ameren Missouri’s, and Ameren Illinois’ balance sheets.

Ameren recognizes the overfunded and underfunded status of its pension and postretirement plans as an asset or a liability on its consolidated balance sheet, with offsetting entries to accumulated OCI and regulatory assets or liabilities. The following table presents the funded status of Ameren’s pension and postretirement benefit plans as of December 31, 2024 and 2023. It also provides the amounts included in regulatory assets or liabilities and accumulated OCI at December 31, 2024 and 2023, that have not been recognized in net periodic benefit costs.

	2024			2023
	Pension Benefits		Postretirement Benefits	Pension Benefits		Postretirement Benefits
Accumulated benefit obligation at end of year	$3,962	$	(a)	$4,102	$	(a)
Change in benefit obligation:
Net benefit obligation at beginning of year	$4,258		$856	$4,061		$838
Service cost	88		12	79		12
Interest cost	222		44	221		45
Participant contributions	—		7	—		7
Actuarial (gain) loss	(143)		(51)	170		17
Benefits paid	(291)		(61)	(273)		(63)
Net benefit obligation at end of year	4,134		807	4,258		856
Change in plan assets:
Fair value of plan assets at beginning of year	4,272		1,393	4,027		1,249
Actual return on plan assets	193		150	514		197
Employer contributions	8		4	4		3
Participant contributions	—		7	—		7
Benefits paid	(291)		(61)	(273)		(63)
Fair value of plan assets at end of year	4,182		1,493	4,272		1,393
Funded status – surplus	(48)		(686)	(14)		(537)
Accrued benefit asset at December 31	$(48)		$(686)	$(14)		$(537)
Amounts recognized in the balance sheet consist of:
Noncurrent asset	$(71)		$(686)	$(44)		$(537)
Current liability(b)	2		—	2		—
Noncurrent liability(c)	21		—	28		—
Net asset recognized	$(48)		$(686)	$(14)		$(537)
Amounts recognized in regulatory assets or liabilities consist of:
Net actuarial (gain) loss	$42		$(379)	$(10)		$(311)
Prior service credit	—		(21)	—		(25)
Amounts recognized in accumulated OCI (pretax) consist of:
Net actuarial (gain) loss	26		(7)	22		(4)
Total	$68		$(407)	$12		$(340)
(a)Not applicable.
(b)Included in “Other current liabilities” on Ameren’s consolidated balance sheet.
(c)Included in “Other deferred credits and liabilities” on Ameren’s consolidated balance sheet.

The following table presents the assumptions used to determine our benefit obligations at December 31, 2024 and 2023:

	Pension Benefits			Postretirement Benefits
	2024	2023		2024	2023
Discount rate at measurement date	5.70%	5.25%		5.70%	5.25%
Increase in future compensation	4.00	3.50	(a)	4.00	3.50	(a)
Cash balance pension plan interest crediting rate	5.50	5.50		(b)	(b)
Medical cost trend rate (initial)(c)	(b)	(b)		(d)	(d)
Medical cost trend rate (ultimate)(c)	(b)	(b)		5.00	5.00
(a)As of December 31, 2023, increase in future compensation was 4.00% in 2024, and 3.50% thereafter.
(b)Not applicable.
(c)Initial and ultimate medical cost trend rate for certain Medicare-eligible participants was 2.50% at December 31, 2024 and 2023.
(d)Initial medical cost trend rates of 7.00% and 6.93% for pre-Medicare plan participants and 7.00% and 6.50% for post-Medicare plan participants at December 31, 2024 and 2023, respectively, trend down to the ultimate rate by 2033 and 2030, respectively, with a 3.00% upward adjustment to the post-Medicare trend rate in 2025.
Ameren determines discount rate assumptions by identifying a theoretical settlement portfolio of high-quality corporate bonds sufficient to provide for a plan’s projected benefit payments. The settlement portfolio of bonds is selected from a pool of approximately 860 high-quality corporate bonds. A single discount rate is then determined; that rate results in a discounted value of the plan’s benefit payments that equates to the market value of the selected bonds. In 2024, Ameren elected to continue to use the Society of Actuaries mortality table and the Society of Actuaries 2020 Mortality Improvement Scale.
Funding
Pension benefits are based on the employees’ years of service, age, and compensation. Ameren’s pension plans are funded in compliance with income tax regulations, federal funding requirements, and other regulatory requirements. As a result, Ameren expects to fund its pension plans at a level equal to the greater of the pension cost or the legally required minimum contribution. Based on its assumptions at December 31, 2024, its investment performance in 2024, and its pension funding policy, Ameren does not expect to make material contributions in 2025 and expects to make aggregate contributions of $170 million in 2026 through 2029. Ameren Missouri and Ameren Illinois estimate that their portion of the future funding requirements will be 40% and 50%, respectively. These estimated contributions may change based on actual investment performance, changes in interest rates, changes in our assumptions, changes in government regulations, and any voluntary contributions. Our funding policy for postretirement benefits is primarily to fund the Voluntary Employee Beneficiary Association (VEBA) trusts to match the annual postretirement expense.
The following table presents the cash contributions made to our defined benefit retirement plans and to our postretirement plan during 2024, 2023, and 2022:

	Pension Benefits			Postretirement Benefits
	2024	2023	2022	2024	2023	2022
Ameren Missouri	$1	$1	$1	$2	$2	$1
Ameren Illinois	1	2	3	1	1	1
Ameren Services	6	1	1	1	—	—
Ameren	$8	$4	$5	$4	$3	$2
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
The expected return on plan assets assumption is based on historical and projected rates of return for current and planned asset classes in the investment portfolio. Projected rates of return for each asset class were estimated after an analysis of historical experience, future expectations, and the volatility of the various asset classes. After considering the target asset allocation for each asset class, we reviewed the overall expected rate of return for the portfolio for historical and expected experience of active portfolio management results compared with benchmark returns and for the effect of expenses paid from plan assets. Ameren will use an expected return on plan assets for its pension and postretirement plan assets of 6.75% in 2025.

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
Ameren’s investment committee developed and implemented a liability hedging investment strategy for its qualified pension plan designed to reduce interest rate risk as part of an objective for its long-term investment strategy. The plan invests in derivative instruments mainly consisting of interest rate futures intended to extend the duration of the pension plan assets so that the assets are more closely aligned with the duration of the liabilities. In addition, part of Ameren’s investment strategy includes participation in a securities lending program, which allows it to lend eligible securities to third party borrowers. All loans are collateralized by at least 102% of the loaned asset’s market value and the collateral is invested in the form of cash, government obligations, and U.S. agency obligations. Ameren’s fair value of securities loaned was $454 million and $234 million as of December 31, 2024 and 2023, respectively. Cash and securities obtained as collateral exceeded the fair value of the securities loaned as of December 31, 2024 and 2023.
The following table presents our target allocations and our pension and postretirement plans’ asset categories as of December 31, 2024 and 2023:

Asset Category	Target Allocation 2024	Percentage of Plan Assets at December 31,
		2024		2023
Pension Plan:
Cash and cash equivalents	0% – 5%	3%		1%
Equity securities:
U.S. large-capitalization	10% – 20%	16%		15%
U.S. small- and mid-capitalization	3% – 13%	9%		8%
Global	10% – 20%	15%		16%
International	4% – 14%	9%		12%
Total equity	42% – 52%	49%		51%
Debt securities	32% – 42%	35%	(a)	35%	(a)
Diversified credit	6% – 16%	8%		7%
Real estate	0% – 10%	5%		6%
Private equity	0% – 5%	(b)		(b)
Total		100%		100%
Postretirement Plans:
Cash and cash equivalents	0% – 7%	2%		1%
Equity securities:
U.S. large-capitalization	23% – 33%	33%		32%
U.S. small- and mid-capitalization	3% – 13%	8%		8%
Global	9% – 19%	13%		15%
International	5% – 15%	8%		8%
Total equity	55% – 65%	62%		63%
Debt securities	33% – 43%	36%		36%
Total		100%		100%
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

Fair Value Measurements of Plan Assets
Investments in the pension and postretirement benefit plans were stated at fair value as of December 31, 2024. Fair value is defined as the price that would be received for an asset in the principal or most advantageous market for the asset in an orderly transaction between market participants on the measurement date. Cash and cash equivalents have initial maturities of three months or less and are recorded at cost plus accrued interest. Investments traded in active markets on national or international securities exchanges are valued at closing prices on the measurement date or, if that is not a business day, on the last business day before that date. Securities traded in over-the-counter markets are valued by quoted market prices, broker or dealer quotations, or alternative pricing sources with reasonable levels of price transparency. Investments measured under NAV as a practical expedient are based on the fair values of the underlying assets provided by the funds and their administrators. The fair value of real estate investments is based on NAV; it is determined by annual appraisal reports prepared by an independent real estate appraiser. Investments measured at NAV often provide for daily, monthly, or quarterly redemptions with 60 or less days of notice depending on the fund. For some funds, redemption may also require approval from the fund’s board of directors. Derivative contracts are valued at fair value, as determined by the investment managers (or independent third parties on behalf of the investment managers), who use proprietary models and take into consideration exchange quotations on underlying instruments, dealer quotations, and other market information.
The following table sets forth, by level within the fair value hierarchy discussed in Note 8 – Fair Value Measurements, the pension plans’ assets measured at fair value and NAV as of December 31, 2024 and 2023:

	December 31, 2024				December 31, 2023
	Level 1	Level 2	NAV	Total	Level 1	Level 2	NAV	Total
Cash and cash equivalents	$—	$—	$75	$75	$—	$—	$90	$90
Equity securities:
U.S. large-capitalization	—	—	689	689	—	—	663	663
U.S. small- and mid-capitalization	375	—	—	375	353	—	—	353
International	182	—	226	408	316	—	229	545
Global	—	—	680	680	—	—	721	721
Debt securities:
Corporate bonds	—	463	—	463	—	479	—	479
Municipal bonds	—	36	—	36	—	43	—	43
U.S. Treasury and agency securities	—	1,032	—	1,032	—	994	—	994
Diversified credit	—	—	344	344	—	—	305	305
Other	(17)	11	—	(6)	49	13	—	62
Real estate	—	—	233	233	—	—	248	248
Total	$540	$1,542	$2,247	$4,329	$718	$1,529	$2,256	$4,503
Less: Medical benefit assets(a)				(200)				(196)
Plus: Net receivables (payables)(b)				53				(35)
Fair value of pension plans’ assets				$4,182				$4,272
(a)Medical benefit (health and welfare) component for accounts maintained in accordance with Section 401(h) of the Internal Revenue Code to fund a portion of the postretirement obligation.
(b)Net of receivables related to pending securities sales and payables related to pending securities purchases.

The following table sets forth, by level within the fair value hierarchy discussed in Note 8 – Fair Value Measurements, the postretirement benefit plans’ assets measured at fair value and NAV as of December 31, 2024 and 2023:

	December 31, 2024				December 31, 2023
	Level 1	Level 2	NAV	Total	Level 1	Level 2	NAV	Total
Cash and cash equivalents	$25	$—	$—	$25	$10	$—	$—	$10
Equity securities:
U.S. large-capitalization	332	—	91	423	302	—	81	383
U.S. small- and mid-capitalization	106	—	—	106	96	—	—	96
International	54	—	52	106	51	—	49	100
Global	—	—	165	165	—	—	174	174
Debt securities:
Municipal bonds	—	173	—	173	—	161	—	161
Other	—	—	293	293	—	—	271	271
Total	$517	$173	$601	$1,291	$459	$161	$575	$1,195
Plus: Medical benefit assets(a)				200				196
Plus: Net receivables(b)				2				2
Fair value of postretirement benefit plans’ assets				$1,493				$1,393
(a)Medical benefit (health and welfare) component for accounts maintained in accordance with Section 401(h) of the Internal Revenue Code to fund a portion of the postretirement obligation. These 401(h) assets are included in the pension plan assets shown above.
(b)Net of receivables related to pending securities sales and payables related to pending securities purchases.
Net Periodic Benefit Cost
The following table presents the components of the net periodic benefit cost (income) of Ameren’s pension and postretirement benefit plans during 2024, 2023, and 2022:

	Pension Benefits			Postretirement Benefits
	2024	2023	2022	2024	2023	2022
Service cost(a)	$88	$79	$128	$12	$12	$20
Non-service cost components:
Interest cost	222	221	163	44	45	34
Expected return on plan assets(b)	(327)	(333)	(320)	(93)	(91)	(85)
Amortization of(b):
Prior service cost (credit)	—	—	—	(4)	(4)	(4)
Actuarial (gain) loss	(67)	(115)	25	(38)	(45)	(19)
Total non-service cost components(c)	$(172)	$(227)	$(132)	$(91)	$(95)	$(74)
Net periodic benefit cost (income)(d)	$(84)	$(148)	$(4)	$(79)	$(83)	$(54)
(a)Service cost, net of capitalization, is reflected in “Operating Expenses - Other operations and maintenance” on Ameren’s statement of income.
(b)Prior service cost (credit) is amortized on a straight-line basis over the average future service of active participants benefiting under the plan amendment. Net actuarial gains or losses related to the net benefit obligation subject to amortization are amortized on a straight-line basis over 10 years. The difference between the actual and expected return on plan assets is amortized over 4 years.
(c)Non-service cost components are reflected in “Other Income, Net” on Ameren’s consolidated statement of income. See Note 6 – Other Income, Net for additional information.
(d)Does not include the impact of the tracker for the difference between the level of pension and postretirement benefit costs (income) incurred by Ameren Missouri under GAAP and the level of such costs included in rates.
The Ameren Companies are responsible for their share of the pension and postretirement benefit costs (income). The following table presents the pension and postretirement benefit costs (income) incurred for the years ended December 31, 2024, 2023, and 2022:

	Pension Costs			Postretirement Costs
	2024	2023	2022	2024	2023	2022
Ameren Missouri(a)	$(44)	$(76)	$(3)	$(27)	$(30)	$(14)
Ameren Illinois	(34)	(62)	3	(52)	(54)	(41)
Other	(6)	(10)	(4)	—	1	1
Ameren	$(84)	$(148)	$(4)	$(79)	$(83)	$(54)
(a)Does not include the impact of the tracker for the difference between the level of pension and postretirement benefit costs (income) incurred by Ameren Missouri under GAAP and the level of such costs included in customer rates.

The expected pension and postretirement benefit payments from qualified trust and company funds, which reflect expected future service, as of December 31, 2024, are as follows:

	Pension Benefits		Postretirement Benefits
	Paid from Qualified Trust Funds	Paid from Company Funds	Paid from Qualified Trust Funds	Paid from Company Funds
2025	$284	$2	$56	$3
2026	289	2	57	3
2027	292	2	57	4
2028	295	2	57	4
2029	297	2	57	4
2030 – 2034	1,504	13	284	18
The following table presents the assumptions used to determine net periodic benefit cost for our pension and postretirement benefit plans for the years ended December 31, 2024, 2023, and 2022:

	Pension Benefits			Postretirement Benefits
	2024	2023	2022	2024	2023	2022
Discount rate at measurement date	5.25%	5.55%	3.00%	5.25%	5.55%	3.00%
Expected return on plan assets	6.75	6.75	6.50	6.75	6.75	6.50
Increase in future compensation(a)	3.50	3.50	3.50	3.50	3.50	3.50
Cash balance pension plan interest crediting rate(b)	5.50	5.00	5.00	(c)	(c)	(c)
Medical cost trend rate (initial)(d)	(c)	(c)	(c)	(e)	(f)	5.00
Medical cost trend rate (ultimate)(d)	(c)	(c)	(c)	5.00	5.00	5.00
(a)Increase in future compensation is 4.00% for 2024 and 3.50% thereafter for the year ended December 31, 2024, and was 4.50% for 2023, 4.00% for 2024, and 3.50% thereafter for the year ended December 31, 2023.
(b)Cash balance pension plan interest crediting rate is 6.42% for 2024 and 5.50% thereafter for the year ended December 31, 2024, and was 5.50% for 2023 and 2024, and 5.00% thereafter for the year ended December 31, 2023.
(c)Not applicable.
(d)Initial and ultimate medical cost trend rate for certain Medicare-eligible participants is 2.50% for the years ended December 31, 2024 and 2023, and 3.00% for the year ended December 31, 2022.
(e)Initial medical cost trend rates of 6.93% for pre-Medicare plan participants and 6.50% for post-Medicare plan participants trend down to the ultimate rate by 2030, with a 3.00% upward adjustment to the post-Medicare trend rate in 2025.
(f)Initial medical cost trend rates of 7.25% for pre-Medicare plan participants and 6.75% for post-Medicare plan participants trend down to the ultimate rate by 2030, with a 3.00% upward adjustment to the post-Medicare trend rate in 2025.
Other
Ameren sponsors a 401(k) plan for eligible employees. The Ameren 401(k) plan covered all eligible Ameren employees at December 31, 2024. The plan allows employees to contribute a portion of their compensation in accordance with specific guidelines. Ameren matches a percentage of the employee contributions up to certain limits. The following table presents the portion of the matching contribution to the Ameren 401(k) plan attributable to each of the Ameren Companies for the years ended December 31, 2024, 2023, and 2022:

	2024	2023	2022
Ameren Missouri	$26	$27	$23
Ameren Illinois	22	21	19
Other	1	1	1
Ameren	$49	$49	$43
NOTE 11 – STOCK-BASED COMPENSATION
The 2022 Omnibus Incentive Compensation Plan is Ameren’s long-term incentive plan available for eligible employees and directors. It provides for a maximum of 8.8 million common shares to be available for grant to eligible employees and directors. At December 31, 2024, there were 7.7 million common shares remaining for grant. Awards may be restricted stock, restricted stock units, stock options (incentive stock options and nonqualified stock options), stock appreciation rights, performance awards, cash-based awards and other stock-based awards. Ameren used newly issued shares to fulfill its stock-based compensation obligations for 2024, 2023, and 2022, and intends to use newly issued shares to fulfill its stock-based compensation obligations for 2025.

The following table summarizes Ameren’s outstanding performance share unit and restricted stock unit activity for the year ended December 31, 2024:

	Performance Share Units – Market Condition(a)		Performance Share Units – Performance Condition(b)		Restricted Stock Units
	Share Units	Weighted-average Fair Value per Share Unit	Share Units	Weighted-average Fair Value per Share Unit	Stock Units	Weighted-average Fair Value per Stock Unit
Outstanding at January 1, 2024(c)	761,712	$89.22	112,391	$83.36	377,864	$83.82
Granted	314,456	56.73	51,938	68.83	159,050	69.09
Forfeitures	(46,636)	73.97	(7,691)	77.22	(29,330)	79.59
Dividend equivalents(d)	27,508	77.74	4,127	79.03	13,580	79.59
Vested and distributed	(248,090)	87.10	(39,768)	78.11	(125,644)	78.58
Outstanding at December 31, 2024(c)	808,950	$77.73	120,997	$79.09	395,520	$79.73
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
(c)Outstanding awards include awards that vest on a pro-rata basis due to attainment of retirement eligibility by employees, but have not yet been distributed. In these cases, the pro-rata basis awards have not yet been distributed as the entire performance period has not been completed. The number of shares issued for retirement-eligible employees will vary depending on actual performance over the three-year performance period.
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
The fair value of each share unit is based on a Monte Carlo simulation. The Monte Carlo simulation is used to estimate expected share payout based on Ameren’s TSR for a three-year performance period relative to the designated peer group beginning January 1st of the award year. The simulation can produce a greater or lesser fair value for the share unit than the applicable closing common share price because it includes the weighted payout scenarios in which an increase or decrease in the share price has occurred and/or in which the payout is above 100% due to Ameren’s projected TSR performance. The key assumptions used to calculate fair value also include a three-year risk-free rate, Ameren’s common stock volatility, and volatility for the peer group. The following table presents the fair value of each share unit along with the significant assumptions used to calculate the fair value of each share unit for the years ended December 31, 2024, 2023, and 2022:

	2024	2023	2022
Fair value of share units awarded	$56.73	$91.07	$92.75
Three-year risk-free rate	4.25%	4.19%	1.80%
Ameren’s common stock volatility(a)	21%	26%	29%
Volatility range for the peer group(a)	19% – 23%	24% – 32%	26% – 35%
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
Stock-Based Compensation Expense
The following table presents the stock-based compensation expense for the years ended December 31, 2024, 2023, and 2022:

	2024	2023	2022
Ameren Missouri	$8	$6	$4
Ameren Illinois	4	4	2
Other(a)	16	16	18
Ameren	28	26	24
Less: Income tax benefit	7	7	6
Stock-based compensation expense, net	$21	$19	$18
(a)Represents compensation expense for employees of Ameren Services. These amounts are not included in the Ameren Missouri and Ameren Illinois amounts above.
Ameren settled performance share units and restricted stock units of $24 million, $60 million, and $47 million for the years ended December 31, 2024, 2023, and 2022, respectively. There were no significant stock-based compensation costs capitalized during the years ended December 31, 2024, 2023, and 2022. As of December 31, 2024, total compensation cost of $39 million related to outstanding awards not yet recognized is expected to be recognized over a weighted-average period of 23 months.
For the years ended December 31, 2024, 2023, and 2022, excess tax benefits (deficiencies) associated with the settlement of stock-based compensation awards reduced (increased) income tax expense by $(1) million, $6 million, and $5 million, respectively.
NOTE 12 – INCOME TAXES
IRA
The IRA was enacted in August 2022, and includes various income tax provisions, among other things. The law extends federal production and investment tax credits for projects beginning construction through 2024 and allows for a 10% adder to the production and investment tax credits for siting projects at existing energy communities as defined in the law, which includes sites previously used for coal-fired generation. The law also creates clean energy tax credits for projects beginning construction after 2024. The clean energy tax credits will apply to renewable energy production and investments, along with certain nuclear energy production, and will be phased out beginning in 2033, at the earliest. The phase-out is triggered when greenhouse gas emissions from the electric generation industry are reduced by at least 75% from the annual 2022 emission rate or at the beginning of 2033, whichever is later. The law allows for transferability to an unrelated party for cash of up to 100% of certain tax credits generated after 2022. In addition, the law imposes a 15% minimum tax on adjusted financial statement income, as defined in the law, for corporations whose average annual adjusted financial statement income exceeds $1 billion for three consecutive preceding tax years effective for tax years beginning after December 31, 2022. Once a corporation exceeds this three-year average annual adjusted financial statement income threshold, it will be subject to the minimum tax for all future tax years. Additional regulations, interpretations, amendments, or technical corrections to or in connection with the IRA have been and are expected to be issued by the IRS or United States Department of Treasury, which may impact the timing of when the 15% minimum tax becomes applicable for Ameren.

IRS Natural Gas Repairs and Maintenance Guidance
In April 2023, the IRS issued guidance providing a safe harbor method of accounting for the capitalization or deduction of certain expenditures to maintain, repair, replace, or improve natural gas distribution and transmission property. Ameren adopted this guidance for the 2024 tax year and, as a result, during December 2024, Ameren, Ameren Missouri, and Ameren Illinois recorded increases to their “plant-related” deferred tax liabilities of $123 million, $12 million, and $111 million, respectively.
The following table presents the principal reasons for the difference between the effective income tax rate and the federal statutory corporate income tax rate for the years ended December 31, 2024, 2023, and 2022:

	Ameren Missouri	Ameren Illinois	Ameren
2024
Federal statutory corporate income tax rate	21%	21%	21%
Increases (decreases) from:
Amortization of excess deferred income taxes(a)	(17)	(4)	(9)
Amortization of deferred investment tax credit	(1)	—	—
Renewable and other tax credits(b)	(24)	—	(9)
State tax	3	7	5
Depreciation differences	—	—	(1)
Effective income tax rate	(18)%	24%	7%
2023
Federal statutory corporate income tax rate	21%	21%	21%
Increases (decreases) from:
Amortization of excess deferred income taxes(a)	(15)	(2)	(8)
Amortization of deferred investment tax credit	(1)	—	—
Renewable and other tax credits(b)	(10)	—	(4)
State tax	3	7	5
Effective income tax rate	(2)%	26%	14%
2022
Federal statutory corporate income tax rate	21%	21%	21%
Increases (decreases) from:
Amortization of excess deferred income taxes(a)	(15)	(2)	(8)
Amortization of deferred investment tax credit	(1)	—	—
Renewable and other tax credits(b)	(10)	—	(4)
State tax	3	7	5
Effective income tax rate	(2)%	26%	14%
(a)Reflects the amortization of a regulatory liability resulting from the revaluation of accumulated deferred income taxes subject to regulatory ratemaking, which are being refunded to customers.
(b)The benefit of the credits associated with Missouri renewable energy standard compliance is refunded to customers through the RESRAM. The benefit of the credits associated with the production and investment tax credit tracker will be refunded to customers based on MoPSC approval in a regulatory rate review.

The following table presents the components of income tax expense (benefit) for the years ended December 31, 2024, 2023, and 2022:

	Ameren Missouri	Ameren Illinois	Other	Ameren
2024
Current taxes:
Federal	$(55)	$5	$7	$(43)
State	(3)	—	2	(1)
Deferred taxes:
Federal	45	144	(12)	177
State	8	76	(19)	65
Amortization of excess deferred income taxes	(79)	(32)	(1)	(112)
Amortization of deferred investment tax credits	(3)	—	—	(3)
Total income tax expense (benefit)	$(87)	$193	$(23)	$83
2023
Current taxes:
Federal	$(37)	$27	$(37)	$(47)
State	1	5	(5)	1
Deferred taxes:
Federal	102	123	35	260
State	9	71	(10)	70
Amortization of excess deferred income taxes	(80)	(17)	(1)	(98)
Amortization of deferred investment tax credits	(3)	—	—	(3)
Total income tax expense (benefit)	$(8)	$209	$(18)	$183
2022
Current taxes:
Federal	$(26)	$46	$(15)	$5
State	(5)	16	(10)	1
Deferred taxes:
Federal	93	82	19	194
State	18	48	14	80
Amortization of excess deferred income taxes	(86)	(13)	(1)	(100)
Amortization of deferred investment tax credits	(4)	—	—	(4)
Total income tax expense (benefit)	$(10)	$179	$7	$176
The following table presents the accumulated deferred income tax assets and liabilities recorded as a result of temporary differences and accumulated deferred production and investment tax credits at December 31, 2024 and 2023:

	Ameren Missouri	Ameren Illinois	Other	Ameren
2024
Accumulated deferred income taxes, net liability (asset):
Plant-related	$2,429	$2,250	$261	$4,940
Regulatory assets and liabilities, net	(193)	(170)	(22)	(385)
Deferred employee benefit costs	(25)	77	(25)	27
Tax carryforwards	(355)	(45)	(103)	(503)
Other	131	28	3	162
Total net accumulated deferred income tax liabilities (assets)	1,987	2,140	114	4,241
Accumulated deferred investment tax credits	230	3	—	233
Accumulated deferred income taxes and investment tax credits	$2,217	$2,143	$114	$4,474
2023
Accumulated deferred income taxes, net liability (asset):
Plant-related	$2,370	$2,030	$246	$4,646
Regulatory assets and liabilities, net	(206)	(184)	(23)	(413)
Deferred employee benefit costs	(48)	55	(33)	(26)
Tax carryforwards	(124)	(33)	(61)	(218)
Other	104	38	19	161
Total net accumulated deferred income tax liabilities (assets)	2,096	1,906	148	4,150
Accumulated deferred investment tax credits	26	—	—	26
Accumulated deferred income taxes and investment tax credits	$2,122	$1,906	$148	$4,176

The following table presents the components of accumulated deferred income tax assets relating to net operating loss carryforwards and tax credit carryforwards at December 31, 2024 and 2023:

	Ameren Missouri	Ameren Illinois	Other	Ameren
2024
Net operating loss carryforwards:
Federal(a)	$—	$—	$30	$30
State(b)	—	34	29	63
Total net operating loss carryforwards	$—	$34	$59	$93
Tax credit carryforwards:
Federal(c)	$355	$9	$44	$408
State(d)	—	2	—	2
Total tax credit carryforwards	$355	$11	$44	$410
2023
Net operating loss carryforwards:
Federal	$—	$—	$—	$—
State	—	26	16	42
Total net operating loss carryforwards	$—	$26	$16	$42
Tax credit carryforwards:
Federal	$124	$5	$45	$174
State	—	2	—	2
Total tax credit carryforwards	$124	$7	$45	$176
(a)No expiration date.
(b)Will expire between 2032 and 2044.
(c)Will expire between 2031 and 2044.
(d)Will expire between 2025 and 2028.
Uncertain Tax Positions
As of December 31, 2024 and 2023, the Ameren Companies did not record any uncertain tax positions.
Ameren is a part of the IRS’s compliance assurance process program, which involves real-time review of compliance with federal income tax law. State income tax returns are generally subject to examination for a period of three years after filing. The state impact of any federal changes remains subject to examination by various states for up to one year after formal notification to the states. Ameren’s federal tax return for the 2023 tax year is open, but, at the time of this filing, the Ameren Companies do not have material income tax issues under examination, administrative appeals, or litigation.
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
Energy Product Agreements
Based on the outcome of IPA-administered procurement events, Ameren Missouri and Ameren Illinois have entered into energy product agreements by which Ameren Missouri agreed to sell, and Ameren Illinois agreed to purchase, a set amount of MWhs at a predetermined price over a specified period of time. The following table presents the specified performance period, amount of MWhs, and average price per MWh included in the agreements:

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
Ameren Missouri and ATXI are parties to an interconnection agreement that governs the connection of the High Prairie Energy Center to an ATXI transmission line that allows Ameren Missouri to distribute power generated from the High Prairie Energy Center.
Ameren Missouri and Ameren Illinois are parties to interconnection agreements that govern the connection of the Cass County and Boomtown energy centers to Ameren Illinois transmission lines that allows Ameren Missouri to distribute power generated from the Cass County and Boomtown energy centers.
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
Ameren Missouri and Ameren Illinois had long-term receivables included in “Other assets” from Ameren Services of $29 million and $32 million, respectively, as of December 31, 2024, and $31 million and $34 million, respectively, as of December 31, 2023, related to Ameren Services’ allocated portion of Ameren’s pension and postretirement benefit plans.
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
Long-Term Debt, Net - Related Parties
In November and December 2024, Ameren (parent) purchased senior secured notes and first mortgage bonds issued by Ameren Missouri, and first mortgage bonds issued by Ameren Illinois. See Note 5 – Long-term Debt and Equity Financings for additional information.
Tax Allocation Agreement
See Note 1 – Summary of Significant Accounting Policies for a discussion of the tax allocation agreement. The following table presents the affiliate balances related to income taxes for Ameren Missouri and Ameren Illinois as of December 31, 2024 and 2023:

	2024		2023
	Ameren Missouri	Ameren Illinois	Ameren Missouri	Ameren Illinois
Income taxes payable to parent(a)	$—	$32	$—	$2
Income taxes receivable from parent(b)	28	—	56	22
(a)Included in “Accounts payable – affiliates” on the balance sheet.
(b)Included in “Accounts receivable – affiliates” on the balance sheet.
Capital Contributions
The following table presents cash capital contributions received from Ameren (parent) by Ameren Missouri and Ameren Illinois for the years ended December 31, 2024, 2023, and 2022:

	2024	2023	2022
Ameren Missouri(a)	$476	$—	$—
Ameren Illinois(a)	36	91	15
(a)Includes capital contributions made as a result of the tax allocation agreement.

Effects of Related-party Transactions on the Statement of Income
The following table presents the impact on Ameren Missouri and Ameren Illinois of related-party transactions for the years ended December 31, 2024, 2023, and 2022. It is based primarily on the agreements discussed above and the money pool arrangements discussed in Note 4 – Short-term Debt and Liquidity.

Agreement	Income Statement Line Item			Ameren Missouri		Ameren Illinois
Ameren Missouri power supply agreements	Operating Revenues	2024		$—	$	(a)
with Ameren Illinois		2023		2		(a)
		2022		9		(a)
Ameren Missouri and Ameren Illinois	Operating Revenues	2024		31		1
rent and facility services		2023		32		(b)
		2022		25		(b)
Ameren Missouri and Ameren Illinois	Operating Revenues	2024		2		2
miscellaneous support services		2023		(b)		2
		2022		(b)		2
Total Operating Revenues		2024		$33		$3
		2023		34		2
		2022		34		2
Ameren Illinois power supply	Purchased Power	2024	$	(a)		$—
agreements with Ameren Missouri		2023		(a)		2
		2022		(a)		9
Ameren Missouri and Ameren Illinois	Purchased Power	2024		9		2
transmission services from ATXI		2023		2		1
		2022		1		(b)
Total Purchased Power		2024		$9		$2
		2023		2		3
		2022		1		9
Ameren Missouri and Ameren Illinois	Other Operations and	2024		$1		$1
rent and facility services	Maintenance	2023		(b)		3
		2022		(b)		3
Ameren Services support services	Other Operations and	2024		169		158
agreement	Maintenance	2023		148		138
		2022		150		141
Total Other Operations and		2024		$170		$159
Maintenance Expenses		2023		148		141
		2022		150		144
Money pool borrowings (advances)	(Interest Charges)	2024		$(4)	$	(b)
	Other Income, Net	2023		(b)		(b)
		2022		(b)		(b)
Long-term debt, net - related parties	(Interest Charges)	2024		(b)		(b)
		2023		(a)		(a)
		2022		(a)		(a)
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

Environmental Matters
Our electric generation, transmission, and distribution and natural gas distribution and storage operations must comply with a variety of statutes and regulations relating to the protection of the environment and human health and safety, including permitting programs implemented by federal, state, and local authorities. Such environmental laws regulate air emissions; protect water bodies; manage the handling and disposal of hazardous substances and waste materials; siting and land use requirements; and potential ecological impacts. Complex and lengthy processes are required to obtain and renew approvals, permits, and licenses for new, existing, or modified energy-related facilities. Additionally, the use and handling of various chemicals or hazardous materials require release prevention plans and emergency response procedures.
Environmental regulations have a significant impact on the electric utility industry and compliance with these regulations could be costly for Ameren Missouri, which operates coal-fired and natural gas-fired energy centers. Compliance obligations under the Clean Air Act include the NSPS, the MATS, emission allowance programs and the CSAPR, and the National Ambient Air Quality Standards, which are subject to periodic review for certain pollutants. Collectively, these regulations cover a variety of pollutants, such as SO2, particulate matter, NOx, mercury, toxic metals and acid gases, and CO2 emissions. Regulations implementing the Clean Water Act govern potential impacts from our operations on water bodies including wetlands subject to the Act, as well as evaluation of the ecological and biological impact of those operations. Implementation of the Clean Air Act and the Clean Water Act requirements typically occurs through the issuance of permits by state regulators or resource agencies, and capital expenditures associated with compliance could be significant. Coal-fired energy centers must comply with management and disposal requirements for coal ash under the Resource Conservation and Recovery Act and federal regulations known as the CCR Rule. Surface impoundments at Ameren Missouri’s coal-fired energy centers are subject to closure and groundwater monitoring requirements and the implementations of corrective measures if necessary. The individual or combined effects of compliance with existing and new environmental regulations could result in significant capital expenditures, increased operating costs, or the closure or alteration of operations at some of Ameren Missouri’s energy centers. Ameren and Ameren Missouri expect that such compliance costs would be recoverable through rates, subject to MoPSC prudence review, but the timing of costs and their recovery could be subject to regulatory lag.
Additionally, Ameren Missouri’s wind generation facilities may be subject to operating restrictions to limit the impact on protected species. Since 2021, Ameren Missouri’s High Prairie Energy Center curtailed nighttime operations from April through October to limit impacts on protected species during the critical biological season. The extent and duration of future curtailments are currently unknown as assessment of mitigation technologies is ongoing. In Ameren Missouri’s 2024 electric service regulatory rate review, the MoPSC staff and the MoOPC have recommended reductions to the revenue requirement associated with the nighttime curtailment of the High Prairie Energy Center. See Note 2 – Rate and Regulatory Matters for additional information.
Ameren and Ameren Missouri estimate that they may need to make capital expenditures of $900 million to $1 billion from 2025 through 2029 to comply with environmental regulations. Additional capital expenditures for environmental controls beyond 2029 could be required. These estimates include capital expenditures that may be necessary to comply with regulations issued by the EPA in 2024 relating to CO2 emissions and MATS discussed below, assuming these regulations are not revised or overturned. This estimate of capital expenditures also includes surface impoundment closure and corrective action measures required by the 2015 CCR Rule and modifications to cooling water intake structures at existing power plants under Clean Water Act rules in place prior to 2024, all of which are discussed below. Congress and the EPA could review and revise compliance requirements. In addition to planned retirements of coal-fired energy centers that will be included in Ameren Missouri’s 2025 Change to the 2023 PRP and as noted below with respect to the NSR and Clean Air Act litigation and Illinois emissions standards, Ameren Missouri’s current plan for compliance with existing air emission regulations includes burning low-sulfur coal and installing new or optimizing existing air pollution control equipment. Accordingly, the actual amount of capital expenditures required to comply with existing environmental regulations may vary substantially from the above estimates because of uncertainty as to future permitting requirements by state regulators and the EPA, revisions to regulatory obligations, and varying cost of potential compliance strategies, among other things.
The following sections describe the significant environmental statutes and regulations and environmental enforcement and remediation matters that affect or could affect our operations. The EPA periodically amends and revises its regulations and proposes amendments to regulations and guidelines, which could ultimately result in the revision of all or part of such regulations.

Clean Air Act
Federal and state laws, including the CSAPR, regulate emissions of SO2 and NOx through the reduction of emissions at their source and the use and retirement of emission allowances. In April 2022, the EPA proposed the Good Neighbor Rule of the Clean Air Act, which includes additional NOx emission reductions from power plants in Missouri, Illinois, and other states through revisions to the CSAPR. In January 2023, the EPA issued its final disapproval of Missouri’s proposed state implementation plan for addressing the transport of ozone under the Good Neighbor Rule of the Clean Air Act. The disapproval of the state plan allowed the EPA to implement revisions to the CSAPR through a federal implementation plan that reduced the amount of NOx allowances available for state budgets and imposed NOx emission limits on electric generating units for Missouri, Illinois, and other states under the Good Neighbor Rule of the Clean Air Act. In April 2023, the Missouri Attorney General and Ameren Missouri separately filed lawsuits in the United States Court of Appeals for the Eighth Circuit challenging the EPA’s disapproval of the Missouri state plan. Ameren expected a decision on Missouri’s proposed state implementation plan under the Good Neighbor Rule by the United States Court of Appeals for the Eighth Circuit in 2025, but, in February 2025, the EPA requested that the appellate court suspend the case indefinitely and indicated it was reviewing the basis for the disapproval of the state implementation plans, including Missouri’s. Ameren Missouri complies with the current CSAPR requirements by minimizing emissions through the use of low-sulfur coal, operation of two scrubbers at its Sioux Energy Center, and optimization of existing NOx air pollution control equipment. Reducing the amount of state budget NOx allowances for compliance with NOx emission limits under the Good Neighbor Rule could result in additional controls being required on Ameren Missouri’s generating units and/or the reduction of operations. Any costs for compliance are expected to be recovered from customers, subject to MoPSC prudence review, through the FAC or higher base rates.
CO2 Emissions Standards
In April 2024, the EPA issued a final rule that sets CO2 emission standards for existing coal-fired and new natural gas-fired power plants based on the emissions expected from adoption of carbon capture technology and/or natural gas co-firing for coal-fired power plants and carbon capture technology for new natural gas-fired power plants. Affected power plants are required to comply with the rule through a phased-in approach or retire. Compliance with the new rule could be required as early as 2030 for certain existing coal-fired power plants and 2032 for certain new natural gas-fired power plants. In December 2024, the United States Court of Appeals for the District of Columbia Circuit heard arguments from various stakeholders including the EPA, environmental organizations, state attorney generals, and industry groups regarding the legal merits of the final rule. In February 2025, the EPA requested that the appellate court suspend the case for 60 days and not issue an opinion so the EPA can decide how to proceed. Ameren and Ameren Missouri estimate capital expenditures of approximately $580 million may be necessary to comply with the final rule assuming it is not revised or overturned. Ameren and Ameren Missouri are monitoring the legal challenges and assessing the impacts of the final rule and, at this time, cannot predict the final impacts on their results of operations, financial position, and liquidity.
MATS
In April 2024, the EPA revised the MATS by establishing a more stringent standard for emissions of particulate matter, as well as requiring the use of continuous emissions monitoring systems. Compliance with the revised rule is required by July 2027, with a possible one-year extension if certain conditions are met. Requests for a stay of the revised rule have been denied by the United States Court of Appeals for the District of Columbia Circuit and the United States Supreme Court. Arguments regarding the legal merits of the revised rule will be considered by the United States Court of Appeals for the District of Columbia Circuit. Ameren and Ameren Missouri estimate capital expenditures of approximately $320 million may be necessary to comply with the final rule assuming it is not revised or overturned. Ameren and Ameren Missouri are monitoring the legal challenges and, at this time, cannot predict the final impacts on their results of operations, financial position, and liquidity.
NSPS
In November 2024, the EPA issued a proposed rule revising the NSPS to limit emissions of NOx from natural gas-fired stationary CTs. If adopted as proposed, the rule would require such natural gas facilities which began construction after December 13, 2024, to install certain pollution control equipment to limit emissions of NOx. In addition, the EPA proposed to maintain the current limits for SO2 at such natural gas facilities. Ameren and Ameren Missouri cannot predict the potential impacts of any such rule on their results of operations, financial position, and liquidity until a final rule is adopted.
NSR and Clean Air Act Litigation
In January 2011, the United States Department of Justice, on behalf of the EPA, filed a complaint against Ameren Missouri in the United States District Court for the Eastern District of Missouri alleging that projects performed in 2007 and 2010 at the coal-fired Rush Island Energy Center violated provisions of the Clean Air Act and Missouri law. In January 2017, the district court issued a liability ruling against Ameren Missouri and, in September 2019, entered a remedy order that required Ameren Missouri to install a flue gas desulfurization system at the Rush Island Energy Center. In September 2023, the district court modified the remedy order to allow the early retirement of the Rush Island Energy Center in lieu of installing a flue gas desulfurization system. Ameren Missouri retired the Rush Island Energy Center on

October 15, 2024. In December 2024, the United States District Court for the Eastern District of Missouri issued an order resolving all outstanding claims in this case. The order requires Ameren Missouri to fund a program to provide electric buses and charging stations to schools in the metro St. Louis area and a program to provide air purifiers to eligible Ameren Missouri electric residential customers. These programs are estimated to cost approximately $64 million. As of December 31, 2024, Ameren and Ameren Missouri each recorded liabilities of $40 million and $24 million in “Other current liabilities” and “Other deferred credits and liabilities”, respectively, on their consolidated balance sheets and recorded charges of $59 million in “Other operations and maintenance” on their consolidated statements of income in 2024 related to the cost of these programs.
In connection with the accelerated retirement of the Rush Island Energy Center, the MoPSC issued an order in June 2024 authorizing Ameren Missouri to finance the costs associated with the retirement, including the remaining unrecovered net plant balance associated with the facility, through the issuance of securitized utility tariff bonds pursuant to Missouri’s securitization statute. Costs associated with the retirement exclude any additional mitigation relief ordered in the NSR and Clean Air Act litigation discussed above. The securitized tariff bonds were issued in December 2024. See Note 2 – Rate and Regulatory Matters for additional information.
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
CCR Management
The EPA’s 2015 CCR Rule establishes requirements for the management and disposal of CCR from coal-fired power plants and has resulted in the closure of surface impoundments at Ameren Missouri’s energy centers, with closures of surface impoundments in process at its Sioux Energy Center and retired Meramec Energy Center. Ameren Missouri plans to substantially complete the closures of remaining surface impoundments by the end of 2026. Ameren Missouri’s CCR management compliance plan includes installation of groundwater monitoring equipment and groundwater treatment facilities. In April 2024, the EPA revised the CCR Rule to impose groundwater monitoring, and corrective action, closure, and post-closure requirements on certain active and inactive CCR surface impoundments and disposal units not previously included in the 2015 CCR Rule. Ameren and Ameren Missouri have AROs of $46 million associated with CCR storage facilities recorded on their respective balance sheets as of December 31, 2024. This amount includes an immaterial incremental ARO related to the 2024 CCR Rule, which may be revised as additional site studies are performed. Ameren and Ameren Missouri are assessing the impacts of this rule revision and, at this time, cannot predict the final impacts on their results of operations, financial position, and liquidity.
Remediation
The Ameren Companies are involved in a number of remediation actions to clean up sites impacted by the use or disposal of materials containing hazardous substances. Federal and state laws can require responsible parties to fund remediation regardless of their degree of fault, the legality of original disposal, or the ownership of a disposal site.
As of December 31, 2024, Ameren Illinois has remediated the majority of the 44 former MGP sites in Illinois with an estimated remaining obligation primarily related to three of these former MGP sites at $44 million to $91 million. Ameren and Ameren Illinois recorded a liability of $44 million to represent the estimated minimum obligation for these sites, as no other amount within the range was a better estimate. Ameren cannot estimate the completion date of the estimated remaining obligation due to site accessibility, among other things. The scope of the remediation activities at these former MGP sites may increase as remediation efforts continue. Considerable uncertainty remains in these estimates because many site-specific factors can influence the actual costs, including unanticipated underground structures, the degree to which groundwater is impacted, regulatory changes, local ordinances, and site accessibility. The actual costs and timing of completion may vary substantially from these estimates.
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
Illinois Emission Standards
Currently as required by the CEJA, Ameren Missouri's natural gas-fired energy centers in Illinois are subject to annual limits on emissions, including CO2 and NOx. Further reductions to emissions limits will become effective between 2030 and 2040, resulting in the closure of the Venice Energy Center by the end of 2029. The reductions could also limit the operations of Ameren Missouri's four other natural gas-fired energy centers located in the state of Illinois, and will result in their closure by 2040. These energy centers are utilized to support peak loads. Subject to conditions in the CEJA, these energy centers may be allowed to exceed the emissions limits in order to maintain reliability of electric utility service.
NOTE 15 – SUPPLEMENTAL INFORMATION
Cash, Cash Equivalents, and Restricted Cash
The following table provides a reconciliation of cash, cash equivalents, and restricted cash reported within the balance sheets and the statements of cash flows as of December 31, 2024 and 2023:

	December 31, 2024			December 31, 2023
	Ameren	Ameren Missouri	Ameren Illinois	Ameren	Ameren Missouri	Ameren Illinois
“Cash and cash equivalents”	$7	$—	$—	$25	$—	$—
Restricted cash included in “Other current assets”	15	7	6	13	5	5
Restricted cash included in “Other assets”	296	—	296	229	—	229
Restricted cash included in “Nuclear decommissioning trust fund”	10	10	—	5	5	—
Total cash, cash equivalents, and restricted cash	$328	$17	$302	$272	$10	$234
Restricted cash included in “Other current assets” represents funds held by an irrevocable Voluntary Employee Beneficiary Association (VEBA) trust, which provides health care benefits for active employees on Ameren’s, Ameren Missouri’s, and Ameren Illinois’ balance sheets and AMF’s restricted cash for payments for securitized utility tariff bonds on Ameren’s and Ameren Missouri’s balance sheets. Restricted cash included in “Other assets” on Ameren’s and Ameren Illinois’ balance sheets primarily represents amounts collected under a cost recovery rider restricted for use in the procurement of renewable energy credits and amounts in a trust fund restricted for the use of funding certain asbestos-related claims.
Accounts Receivable
“Accounts receivable – trade” on Ameren’s and Ameren Illinois’ balance sheets include certain receivables purchased at a discount from alternative retail electric suppliers that elect to participate in the utility consolidated billing program. At December 31, 2024 and 2023, “Other current liabilities” on Ameren’s and Ameren Illinois’ balance sheets included payables for purchased receivables of $43 million and $42 million, respectively.
The following table provides a reconciliation of the beginning and ending amount of the allowance for doubtful accounts for the years ended December 31, 2024 and 2023:

	December 31, 2024			December 31, 2023
	Ameren Missouri	Ameren Illinois(a)	Ameren	Ameren Missouri	Ameren Illinois(a)	Ameren
Beginning balance at January 1	$12	$18	$30	$13	$18	$31
Bad debt expense	11	28	39	11	40	51
Charged to other accounts(b)	—	8	8	—	5	5
Net write-offs	(11)	(36)	(47)	(12)	(45)	(57)
Ending balance at December 31	$12	$18	$30	$12	$18	$30
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

Leases
Ameren and Ameren Missouri have lease agreements primarily relating to rail cars and land related to solar generation facilities. The land leases are related to the Cass County, Boomtown, and Huck Finn energy centers. See Note 2 – Rate and Regulatory Matters for additional information on the acquisitions. Rail cars are leased for the transportation of coal to its energy centers. For rail car leases, we account for the lease and non-lease components as a single lease component, and for the land leases related to solar generation projects, we account for the components separately for each agreement. Certain of the land leases related to the acquisitions of the Cass County, Boomtown, and Huck Finn energy centers have options to renew or terminate those leases. Termination and renewal options are not expected to be exercised and are not included in any of the lease measurements used to record the leased assets and liabilities in the tables below.
The following table provides supplemental balance sheet information related to operating leases as of December 31, 2024:

	Ameren	Ameren Missouri
Other assets	$72	$69
Other current liabilities	5	4
Other deferred credits and liabilities	67	65
Weighted average remaining operating lease term	29 years	30 years
Weighted average discount rate(a)	5.3%	5.3%
(a)As an implicit rate is not readily determinable under most of our lease agreements, we use our incremental borrowing rate based on the information available at commencement date in determining the present value of lease payments. We use an implicit rate when readily determinable.
The following table presents Ameren’s and Ameren Missouri’s remaining maturities of operating lease liabilities as of December 31, 2024:

	Ameren	Ameren Missouri
2025	$8	$7
2026	5	4
2027	4	3
2028	4	4
2029	4	4
Thereafter	131	131
Total lease payments	$156	$153
Less imputed interest	84	84
Total	$72	$69
Inventories
The following table presents the components of inventories for each of the Ameren Companies at December 31, 2024 and 2023:

	December 31, 2024			December 31, 2023
	Ameren Missouri	Ameren Illinois	Ameren	Ameren Missouri	Ameren Illinois	Ameren
Fuel(a)	$113	$—	$113	$109	$—	$109
Natural gas stored underground	9	82	91	8	87	95
Materials, supplies, and other	392	162	558	391	138	529
Total inventories	$514	$244	$762	$508	$225	$733
(a)Consists of coal, oil, and propane.

Asset Retirement Obligations
The following table provides a reconciliation of the beginning and ending carrying amount of AROs for the years ended December 31, 2024 and 2023:

	December 31, 2024						December 31, 2023
	Ameren Missouri		Ameren Illinois		Ameren		Ameren Missouri		Ameren Illinois		Ameren
Beginning balance at January 1	$787	(a)	$4	(b)	$791	(a)	$782		$4		$786
Liabilities incurred	21	(c)	—		21	(c)	—		—		—
Liabilities settled	(13)		—		(13)		(10)		—		(10)
Accretion(d)	35	(d)	—		35	(d)	33		—		33
Change in estimates	(7)		—		(7)		(18)		—		(18)
Ending balance at December 31	$823	(a)(e)	$4	(b)	$827	(a)(e)	$787	(a)	$4	(b)	$791	(a)
(a)Balance included $5 million and $19 million in “Other current liabilities” on the balance sheet as of December 31, 2024 and 2023, respectively.
(b)Included in “Other deferred credits and liabilities” on the balance sheet.
(c)In 2024, Ameren and Ameren Missouri recorded an ARO related to decommissioning for the Cass County, Boomtown, and Huck Finn energy centers. In addition, as a result of the 2024 CCR Rule, Ameren and Ameren Missouri recorded an increase to their AROs associated with CCR storage facilities. See Note 14 – Commitments and Contingencies for additional information.
(d)Accretion expense attributable to Ameren Missouri was recorded as a decrease to regulatory liabilities.
(e)The balance as of December 31, 2024, included an ARO related to the decommissioning of the Callaway Enter Center of $648 million.
Deferred Compensation
As of December 31, 2024, and 2023, the present value of benefits to be paid for deferred compensation obligations was $79 million and $85 million, respectively, which was primarily reflected in “Other deferred credits and liabilities” on Ameren’s consolidated balance sheet. Deferred compensation obligations are primarily recorded on the balance sheet of Ameren (parent).
Excise Taxes
Ameren Missouri and Ameren Illinois collect from their customers excise taxes, including municipal and state excise taxes and gross receipts taxes, that are levied on the sale or distribution of natural gas and electricity. The following table presents the excise taxes recorded on a gross basis in “Operating Revenues – Electric,” “Operating Revenues – Natural gas” and “Operating Expenses – Taxes other than income taxes” on the statements of income for the years ended December 31, 2024, 2023, and 2022:

	2024	2023	2022
Ameren Missouri	$169	$166	$162
Ameren Illinois	130	121	133
Ameren	$299	$287	$295
Allowance for Funds Used During Construction
The following table presents the average rate that was applied to eligible construction work in progress and the amounts of allowance for funds used during construction capitalized in 2024, 2023, and 2022:

	2024	2023	2022
Average rate:
Ameren Missouri	6%	6%	5%
Ameren Illinois	6%	6%	5%
Ameren:
Allowance for equity funds used during construction	$76	$54	$43
Allowance for borrowed funds used during construction	56	48	26
Total Ameren	$132	$102	$69
Ameren Missouri:
Allowance for equity funds used during construction	$58	$30	$24
Allowance for borrowed funds used during construction	39	27	13
Total Ameren Missouri	$97	$57	$37
Ameren Illinois:
Allowance for equity funds used during construction	$17	$19	$18
Allowance for borrowed funds used during construction	15	17	12
Total Ameren Illinois	$32	$36	$30

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
The following table reconciles the weighted-average number of common shares outstanding to the diluted weighted-average number of common shares outstanding for the years ended December 31, 2024, 2023, and 2022:

	2024	2023	2022
Weighted-average Common Shares Outstanding – Basic	266.8	262.8	258.4
Assumed settlement of performance share units and restricted stock units	0.5	0.6	1.0
Dilutive effect of forward sale agreements	0.1	—	0.1
Weighted-average Common Shares Outstanding – Diluted(a)	267.4	263.4	259.5
(a)There was an immaterial number of anti-dilutive securities excluded from the earnings per diluted share calculations for the years ended December 31, 2024, 2023, and 2022 related to performance share units and restricted stock units. Outstanding forward sale agreements as of December 31, 2024 that were anti-dilutive for the year ended December 31, 2024 were excluded from the earnings per diluted share calculation as calculated using the treasury stock method. The outstanding forward sale agreements as of December 31, 2023, were anti-dilutive for the year ended December 31, 2023, and excluded from the earnings per diluted share calculation as calculated using the treasury stock method. For additional information about the outstanding forward sale agreements, see Note 5 – Long-term Debt and Equity Financings.
Supplemental Cash Flow Information
The following table provides noncash financing and investing activity excluded from the statements of cash flows for the years ended December 31, 2024, 2023, and 2022:

	December 31, 2024			December 31, 2023			December 31, 2022
	Ameren	Ameren Missouri	Ameren Illinois	Ameren	Ameren Missouri	Ameren Illinois	Ameren	Ameren Missouri	Ameren Illinois
Investing
Accrued capital expenditures, including nuclear fuel expenditures	$480	$303	$157	$518	$270	$212	$441	$243	$181
Net realized and unrealized gain (loss) – nuclear decommissioning trust fund	165	165	—	167	167	—	(218)	(218)	—
Return of investment in industrial development revenue bonds(a)	—	—	—	240	240	—	—	—	—
Financing
Issuance of common stock for stock-based compensation	$16	$—	$—	$40	$—	$—	$31	$—	$—
Issuance of common stock under the DRPlus	7	—	—	7	—	—	8	—	—
Termination of a financing agreement(a)	—	—	—	240	240	—	—	—	—
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
Segment operating revenues and a majority of operating expenses are directly recognized and incurred by Ameren Illinois in each Ameren Illinois segment. Common operating expenses, miscellaneous income and expenses, interest charges, and income tax expense are allocated by Ameren Illinois to each Ameren Illinois segment based on certain factors, which primarily relate to the nature of the cost.

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
The CODMs for Ameren, Ameren Missouri, and Ameren Illinois are the Chief Executive Officer of Ameren and Chief Financial Officer of Ameren. The CODMs use net income to evaluate income generated from the segments to make decisions about resources allocated to each segment and assess segment performance. Net income is also used to monitor budget versus actual results when assessing segment performance.
The following tables present information about the reported revenue and specified items reflected in net income attributable to common shareholders and capital expenditures by segment at Ameren and Ameren Illinois for the years ended December 31, 2024, 2023, and 2022. Ameren, Ameren Missouri, and Ameren Illinois management review segment capital expenditure information rather than any individual or total asset amount.
Ameren

	Ameren Missouri	Ameren Illinois Electric Distribution	Ameren Illinois Natural Gas	Ameren Transmission		Other	Intersegment Eliminations	Ameren
2024
External revenues	$3,960	$2,088	$938	$637		$—	$—	$7,623
Intersegment revenues	33	1	—	144		—	(178)	—
Revenue	3,993	2,089	938	781		—	(178)	7,623
Fuel and purchased power(a)	(1,071)	(740)	—	—		—	130	(1,681)
Natural gas purchased for resale(a)	(60)	—	(260)	—		—	—	(320)
Other operations and maintenance expenses(a)	(1,050)	(619)	(230)	(70)		(48)	48	(1,969)
Other segment items
Depreciation and amortization	(917)	(369)	(129)	(167)		(8)	—	(1,590)
Taxes other than income taxes	(372)	(75)	(78)	(9)		(13)	—	(547)
Other income, net	196	97	27	26		83	(12)	417
Interest charges	(244)	(98)	(63)	(117)	(b)	(153)	12	(663)
Income taxes (benefit)	87	(50)	(56)	(120)		56	—	(83)
Noncontrolling interests – preferred stock dividends	(3)	(1)	—	(1)		—	—	(5)
Net income (loss) attributable to Ameren common shareholders	559	234	149	323		(83)	—	1,182

Interest income	8	28	1	6		10	(12)	41
Capital expenditures	2,712	579	264	758		7	(1)	4,319

	Ameren Missouri	Ameren Illinois Electric Distribution	Ameren Illinois Natural Gas	Ameren Transmission		Other	Intersegment Eliminations	Ameren
2023
External revenues	$3,825	$2,217	$897	$561		$—	$—	$7,500
Intersegment revenues	34	1	—	116		—	(151)	—
Revenue	3,859	2,218	897	677		—	(151)	7,500
Fuel and purchased power(a)	(997)	(933)	—	—		—	118	(1,812)
Natural gas purchased for resale(a)	(79)	—	(276)	—		—	—	(355)
Other operations and maintenance expenses(a)	(1,003)	(532)	(237)	(60)		(67)	33	(1,866)
Other segment items
Depreciation and amortization	(783)	(351)	(108)	(138)		(7)	—	(1,387)
Taxes other than income taxes	(360)	(75)	(67)	(8)		(12)	—	(522)
Other income, net	130	103	30	28		62	(5)	348
Interest charges	(227)	(89)	(55)	(96)	(b)	(104)	5	(566)
Income taxes (benefit)	8	(82)	(50)	(106)		47	—	(183)
Noncontrolling interests – preferred stock dividends	(3)	(1)	—	(1)		—	—	(5)
Net income (loss) attributable to Ameren common shareholders	545	258	134	296		(81)	—	1,152

Interest income	11	19	1	2		5	(5)	33
Capital expenditures	1,760	752	299	804		9	(27)	3,597
2022
External revenues	$4,012	$2,255	$1,180	$510		$—	$—	$7,957
Intersegment revenues	34	1	—	105		—	(140)	—
Revenue	4,046	2,256	1,180	615		—	(140)	7,957
Fuel and purchased power(a)	(1,150)	(984)	—	—		—	114	(2,020)
Natural gas purchased for resale(a)	(104)	—	(553)	—		—	—	(657)
Other operations and maintenance expenses(a)	(1,028)	(580)	(253)	(60)		(42)	26	(1,937)
Other segment items
Depreciation and amortization	(732)	(332)	(98)	(123)		(4)	—	(1,289)
Taxes other than income taxes	(363)	(75)	(82)	(9)		(10)	—	(539)
Other income, net	99	60	19	17		32	(1)	226
Interest charges	(213)	(74)	(44)	(84)	(b)	(72)	1	(486)
Income taxes (benefit)	10	(68)	(46)	(92)		20	—	(176)
Noncontrolling interests – preferred stock dividends	(3)	(1)	—	(1)		—	—	(5)
Net income (loss) attributable to Ameren common shareholders	562	202	123	263		(76)	—	1,074

Interest income	28	7	—	—		1	(1)	35
Capital expenditures	1,690	621	308	741		7	(16)	3,351
(a)Significant segment expense that is regularly provided to the CODMs. Intersegment expenses are included within the amounts shown.
(b)Ameren Transmission interest charges include an allocation of financing costs from Ameren (parent).

Ameren Illinois

	Ameren Illinois Electric Distribution	Ameren Illinois Natural Gas	Ameren Illinois Transmission	Intersegment Eliminations	Ameren Illinois
2024
External revenues	$2,089	$938	$445	$—	$3,472
Intersegment revenues	—	—	119	(119)	—
Revenue	2,089	938	564	(119)	3,472
Purchased power(a)	(740)	—	—	119	(621)
Natural gas purchased for resale(a)	—	(260)	—	—	(260)
Other operations and maintenance expenses(a)	(619)	(230)	(57)	—	(906)
Other segment items
Depreciation and amortization	(369)	(129)	(121)	—	(619)
Taxes other than income taxes	(75)	(78)	(4)	—	(157)
Other income, net	97	27	23	—	147
Interest charges	(98)	(63)	(80)	—	(241)
Income taxes	(50)	(56)	(87)	—	(193)
Noncontrolling interests – preferred stock dividends	(1)	—	(1)	—	(2)
Net income available to common shareholder	234	149	237	—	620

Interest income	28	1	3	—	32
Capital expenditures	579	264	624	—	1,467
2023
External revenues	$2,218	$897	$367	$—	$3,482
Intersegment revenues	—	—	113	(113)	—
Revenue	2,218	897	480	(113)	3,482
Purchased power(a)	(933)	—	—	113	(820)
Natural gas purchased for resale(a)	—	(276)	—	—	(276)
Other operations and maintenance expenses(a)	(532)	(237)	(49)	—	(818)
Other segment items
Depreciation and amortization	(351)	(108)	(97)	—	(556)
Taxes other than income taxes	(75)	(67)	(4)	—	(146)
Other income, net	103	30	23	—	156
Interest charges	(89)	(55)	(60)	—	(204)
Income taxes	(82)	(50)	(77)	—	(209)
Noncontrolling interests – preferred stock dividends	(1)	—	(1)	—	(2)
Net income available to common shareholder	258	134	215	—	607

Interest income	19	1	1	—	21
Capital expenditures	752	299	680	—	1,731

	Ameren Illinois Electric Distribution	Ameren Illinois Natural Gas	Ameren Illinois Transmission	Intersegment Eliminations	Ameren Illinois
2022
External revenues	$2,256	$1,180	$320	$—	$3,756
Intersegment revenues	—	—	104	(104)	—
Revenue	2,256	1,180	424	(104)	3,756
Purchased power(a)	(984)	—	—	104	(880)
Natural gas purchased for resale(a)	—	(553)	—	—	(553)
Other operations and maintenance expenses(a)	(580)	(253)	(49)	—	(882)
Other segment items
Depreciation and amortization	(332)	(98)	(84)	—	(514)
Taxes other than income taxes	(75)	(82)	(4)	—	(161)
Other income, net	60	19	17	—	96
Interest charges	(74)	(44)	(50)	—	(168)
Income taxes	(68)	(46)	(65)	—	(179)
Noncontrolling interests – preferred stock dividends	(1)	—	(1)	—	(2)
Net income available to common shareholder	202	123	188	—	513

Interest income	7	—	—	—	7
Capital expenditures	621	308	672	—	1,601
(a)Significant segment expense that is regularly provided to the CODMs. Intersegment expenses are included within the amounts shown.

The following tables present disaggregated revenues by segment at Ameren and Ameren Illinois for the years ended December 31, 2024, 2023, and 2022. Economic factors affect the nature, timing, amount, and uncertainty of revenues and cash flows in a similar manner across customer classes. Revenues from alternative revenue programs have a similar distribution among customer classes as revenues from contracts with customers. Other revenues not associated with contracts with customers are presented in the Other customer classification, along with electric transmission and off-system sales and capacity revenues.
Ameren

	Ameren Missouri	Ameren Illinois Electric Distribution	Ameren Illinois Natural Gas	Ameren Transmission	Intersegment Eliminations	Ameren
2024
Residential	$1,638	$1,254	$—	$—	$—	$2,892
Commercial	1,313	680	—	—	—	1,993
Industrial	311	178	—	—	—	489
Other	585	(23)	—	781	(177)	1,166
Total electric revenues	$3,847	$2,089	$—	$781	$(177)	$6,540
Residential	$90	$—	$661	$—	$—	$751
Commercial	37	—	166	—	—	203
Industrial	4	—	10	—	—	14
Other	15	—	101	—	(1)	115
Total gas revenues	$146	$—	$938	$—	$(1)	$1,083
Total revenues(a)	$3,993	$2,089	$938	$781	$(178)	$7,623
2023
Residential	$1,577	$1,344	$—	$—	$—	$2,921
Commercial	1,280	747	—	—	—	2,027
Industrial	306	186	—	—	—	492
Other	531	(59)	—	677	(150)	999
Total electric revenues	$3,694	$2,218	$—	$677	$(150)	$6,439
Residential	$100	$—	$657	$—	$—	$757
Commercial	46	—	164	—	—	210
Industrial	5	—	14	—	—	19
Other	14	—	62	—	(1)	75
Total gas revenues	$165	$—	$897	$—	$(1)	$1,061
Total revenues(a)	$3,859	$2,218	$897	$677	$(151)	$7,500
2022
Residential	$1,578	$1,325	$—	$—	$—	$2,903
Commercial	1,219	768	—	—	—	1,987
Industrial	290	199	—	—	—	489
Other	762	(36)	—	615	(139)	1,202
Total electric revenues	$3,849	$2,256	$—	$615	$(139)	$6,581
Residential	$119	$—	$846	$—	$—	$965
Commercial	56	—	221	—	—	277
Industrial	7	—	41	—	—	48
Other	15	—	72	—	(1)	86
Total gas revenues	$197	$—	$1,180	$—	$(1)	$1,376
Total revenues(a)	$4,046	$2,256	$1,180	$615	$(140)	$7,957
(a)The following table presents increases/(decreases) in revenues from alternative revenue programs and other revenues not from contracts with customers for the years ended December 31, 2024, 2023, and 2022:

	Ameren Missouri		Ameren Illinois Electric Distribution	Ameren Illinois Natural Gas	Ameren Transmission	Ameren
2024
Revenues from alternative revenue programs	$4		$(43)	$(3)	$33	$(9)
Other revenues not from contracts with customers	7	(a)	10	2	—	19	(a)
2023
Revenues from alternative revenue programs	$(5)		$116	$49	$19	$179
Other revenues not from contracts with customers	(9)	(a)	7	2	—	—	(a)
2022
Revenues from alternative revenue programs	$17		$89	$(19)	$(9)	$78
Other revenues not from contracts with customers	(103)	(a)(b)	6	3	—	(94)	(a)(b)
(a)Includes net realized gains and losses on derivative power contracts.
(b)Includes $10 million for insurance recoveries related to lost sales associated with the Callaway Energy Center maintenance outage for the year ended December 31, 2022.
Ameren Illinois

	Ameren Illinois Electric Distribution	Ameren Illinois Natural Gas	Ameren Illinois Transmission	Intersegment Eliminations	Ameren Illinois
2024
Residential	$1,254	$661	$—	$—	$1,915
Commercial	680	166	—	—	846
Industrial	178	10	—	—	188
Other	(23)	101	564	(119)	523
Total revenues(a)	$2,089	$938	$564	$(119)	$3,472
2023
Residential	$1,344	$657	$—	$—	$2,001
Commercial	747	164	—	—	911
Industrial	186	14	—	—	200
Other	(59)	62	480	(113)	370
Total revenues(a)	$2,218	$897	$480	$(113)	$3,482
2022
Residential	$1,325	$846	$—	$—	$2,171
Commercial	768	221	—	—	989
Industrial	199	41	—	—	240
Other	(36)	72	424	(104)	356
Total revenues(a)	$2,256	$1,180	$424	$(104)	$3,756
(a)The following table presents increases/(decreases) in revenues from alternative revenue programs and other revenues not from contracts with customers for the Ameren Illinois segments for the years ended December 31, 2024, 2023, and 2022:

	Ameren Illinois Electric Distribution	Ameren Illinois Natural Gas	Ameren Illinois Transmission	Ameren Illinois
2024
Revenues from alternative revenue programs	$(43)	$(3)	$29	$(17)
Other revenues not from contracts with customers	10	2	—	12
2023
Revenues from alternative revenue programs	$116	$49	$12	$177
Other revenues not from contracts with customers	7	2	—	9
2022
Revenues from alternative revenue programs	$89	$(19)	$(7)	$63
Other revenues not from contracts with customers	6	3	—	9
ITEM 9.CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.

ITEM 9A.CONTROLS AND PROCEDURES
(a)Evaluation of Disclosure Controls and Procedures
As of December 31, 2024, evaluations were performed under the supervision and with the participation of management, including the principal executive officer and the principal financial officer of each of the Ameren Companies, of the effectiveness of the design and operation of such registrant’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act). Based on those evaluations, as of December 31, 2024, the principal executive officer and the principal financial officer of each of the Ameren Companies concluded that such disclosure controls and procedures are effective to provide assurance that information required to be disclosed in such registrant’s reports filed or submitted under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to its management, including its principal executive and principal financial officers, to allow timely decisions regarding required disclosure.
(b)Management’s Report on Internal Control over Financial Reporting
Management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Under the supervision of and with the participation of management, including the principal executive officer and the principal financial officer, an evaluation was conducted of the effectiveness of each of the Ameren Companies’ internal control over financial reporting based on the framework in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). After making that evaluation, management concluded that each of the Ameren Companies’ internal control over financial reporting was effective as of December 31, 2024. The effectiveness of Ameren’s internal control over financial reporting as of December 31, 2024, has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in its report herein under Part II, Item 8. This annual report does not include an attestation report of Ameren Missouri’s or Ameren Illinois’ (the Subsidiary Registrants) independent registered public accounting firm regarding internal control over financial reporting. Management’s report for each of the Subsidiary Registrants is not subject to attestation by an independent registered public accounting firm.
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
ITEM 9B.OTHER INFORMATION
Insider Adoption or Termination of Trading Arrangements
During the fiscal quarter ended December 31, 2024, none of our directors or officers informed us of the adoption or termination of a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as those terms are defined in Regulation S-K, Item 408.
ITEM 9C.DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS
Not Applicable.
PART III
ITEM 10.DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
Information required by Items 401, 405, 406, 407(c)(3), (d)(4) and (d)(5), and 408(b) of SEC Regulation S-K for Ameren will be included in its definitive proxy statement for its 2025 annual meeting of shareholders filed pursuant to SEC Regulation 14A; it is incorporated herein by reference. Information required by these SEC Regulation S-K items for Ameren Missouri and Ameren Illinois will be included in each company’s definitive information statement for its 2025 annual meeting of shareholders filed pursuant to SEC Regulation 14C; it is incorporated herein by reference. Specifically, reference is made to the following sections of Ameren’s definitive proxy statement and to each of Ameren Missouri’s and Ameren Illinois’ definitive information statements: “Information About our Executive Officers,” “Information Concerning Nominees to the Board of Directors,” “Section 16(a) Beneficial Ownership Reporting Compliance” and “Corporate Governance.”
Ameren Missouri and Ameren Illinois do not have separately designated standing audit committees, but instead use Ameren’s Audit and Risk Committee to perform such committee functions for their boards of directors. These companies do not have securities listed on the

NYSE and therefore are not subject to the NYSE listing standards. Richard J. Harshman serves as chairman of Ameren’s Audit and Risk Committee and Noelle K. Eder, Ellen M. Fitzsimmons, Rafael Flores, and Leo S. Mackay, Jr. serve as members. The board of directors of Ameren has determined that Richard J. Harshman qualifies as an audit committee financial expert and is “independent” as that term is used in SEC Regulation 14A.
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
ITEM 11.EXECUTIVE COMPENSATION
Information required by Items 402 and 407(e)(4) and (e)(5) of SEC Regulation S-K for Ameren will be included in its definitive proxy statement for its 2025 annual meeting of shareholders filed pursuant to SEC Regulation 14A; it is incorporated herein by reference. Information required by these SEC Regulation S-K items for Ameren Missouri and Ameren Illinois will be included in each company’s definitive information statement for its 2025 annual meeting of shareholders filed pursuant to SEC Regulation 14C; it is incorporated herein by reference. Specifically, reference is made to the following sections of Ameren’s definitive proxy statement and to each of Ameren Missouri’s and Ameren Illinois’ definitive information statements: “Executive Compensation Matters” and “Human Resources Committee Interlocks and Insider Participation.”
ITEM 12.SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
Equity Compensation Plan Information
The following table presents information as of December 31, 2024, with respect to the shares of Ameren’s common stock that may be issued under its existing equity compensation plans:

Plan Category	Column A Number of Securities To Be Issued Upon Exercise of Outstanding Options, Warrants and Rights(a)	Column B Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights	Column C Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (excluding securities reflected in Column A)(b)
Equity compensation plans approved by security holders	1,465,786	(c)	7,674,047
Equity compensation plans not approved by security holders	—	—	—
Total	1,465,786	(c)	7,674,047
(a)Of the securities to be issued, 929,947 of the securities represent the target number of outstanding performance share units (PSUs) and 395,520 of the securities represent the number of outstanding restricted stock units (RSUs), both including accrued and reinvested dividends. The actual number of shares issued in respect of the PSUs will vary from 0% to 200% of the target level, depending upon the achievement of TSR objectives or performance goals established for such awards. For additional information about the PSUs and RSUs, including payout calculations, see “Compensation Discussion and Analysis – Long-Term Incentive Compensation” in Ameren’s definitive proxy statement for its 2025 annual meeting of shareholders, which will be filed pursuant to SEC Regulation 14A. The remaining 140,319 of the securities represent shares that may be issued to satisfy obligations under the Ameren Corporation Deferred Compensation Plan for Members of the Board of Directors.
(b)Includes shares remaining available for issuance pursuant to awards under the Ameren Corporation 2022 Omnibus Incentive Compensation Plan.
(c)No cash consideration is received when shares are distributed for earned PSUs, RSUs, and director awards. Accordingly, there is no weighted-average exercise price.
Ameren Missouri and Ameren Illinois do not have separate equity compensation plans.
Security Ownership of Certain Beneficial Owners and Management
The information required by Item 403 of SEC Regulation S-K for Ameren will be included in its definitive proxy statement for its 2025 annual meeting of shareholders filed pursuant to SEC Regulation 14A; it is incorporated herein by reference. Information required by this SEC Regulation S-K item for Ameren Missouri and Ameren Illinois will be included in each company’s definitive information statement for its

2025 annual meeting of shareholders filed pursuant to SEC Regulation 14C; it is incorporated herein by reference. Specifically, reference is made to the following section of Ameren’s definitive proxy statement and each of Ameren Missouri’s and Ameren Illinois’ definitive information statements: “Security Ownership.”
ITEM 13.CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
Information required by Items 404 and 407(a) of SEC Regulation S-K for Ameren will be included in its definitive proxy statement for its 2025 annual meeting of shareholders filed pursuant to SEC Regulation 14A; it is incorporated herein by reference. Information required by these SEC Regulation S-K items for Ameren Missouri and Ameren Illinois will be included in each company’s definitive information statement for its 2025 annual meeting of shareholders filed pursuant to SEC Regulation 14C; it is incorporated herein by reference. Specifically, reference is made to the following sections of Ameren’s definitive proxy statement and to each of Ameren Missouri’s and Ameren Illinois’ definitive information statements: “Related Person Transactions Policy” and “Director Independence.”
ITEM 14.PRINCIPAL ACCOUNTANT FEES AND SERVICES
Information required by Item 9(e) of SEC Schedule 14A for the Ameren Companies will be included in the definitive proxy statement of Ameren and the definitive information statements of Ameren Missouri and Ameren Illinois for their 2025 annual meetings of shareholders filed pursuant to SEC Regulations 14A and 14C, respectively; it is incorporated herein by reference. Specifically, reference is made to the following section of Ameren’s definitive proxy statement and each of Ameren Missouri’s and Ameren Illinois’ definitive information statements: “Selection of Independent Registered Public Accounting Firm.”

PART IV

ITEM 15.EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

Page No.
(a)(1) Financial Statements
Ameren
Report of Independent Registered Public Accounting Firm –
(PricewaterhouseCoopers LLP’s Public Company Accounting Oversight Board ID 238)	80
Consolidated Statement of Income and Comprehensive Income – Years Ended December 31, 2024, 2023, and 2022	86
Consolidated Balance Sheet – December 31, 2024 and 2023	87
Consolidated Statement of Cash Flows – Years Ended December 31, 2024, 2023, and 2022	88
Consolidated Statement of Shareholders’ Equity – Years Ended December 31, 2024, 2023, and 2022	89
Ameren Missouri
Report of Independent Registered Public Accounting Firm –
(PricewaterhouseCoopers LLP’s Public Company Accounting Oversight Board ID 238)	82
Consolidated Statement of Income – Years Ended December 31, 2024, 2023, and 2022	90
Consolidated Balance Sheet – December 31, 2024 and 2023	91
Consolidated Statement of Cash Flows – Years Ended December 31, 2024, 2023, and 2022	92
Consolidated Statement of Shareholders’ Equity – Years Ended December 31, 2024, 2023, and 2022	93
Ameren Illinois
Report of Independent Registered Public Accounting Firm –
(PricewaterhouseCoopers LLP’s Public Company Accounting Oversight Board ID 238)	84
Statement of Income – Years Ended December 31, 2024, 2023, and 2022	94
Balance Sheet – December 31, 2024 and 2023	95
Statement of Cash Flows – Years Ended December 31, 2024, 2023, and 2022	96
Statement of Shareholders’ Equity – Years Ended December 31, 2024, 2023, and 2022	97

(a)(2) Financial Statement Schedules
Schedule I
Condensed Financial Information of Parent – Ameren:
Condensed Statement of Income and Comprehensive Income – Years Ended December 31, 2024, 2023, and 2022	166
Condensed Balance Sheet – December 31, 2024 and 2023	167
Condensed Statement of Cash Flows – Years Ended December 31, 2024, 2023, and 2022	168
Schedule II
Ameren
Valuation and Qualifying Accounts for the years ended December 31, 2024, 2023, and 2022	170
Ameren Missouri
Valuation and Qualifying Accounts for the years ended December 31, 2024, 2023, and 2022	170
Ameren Illinois
Valuation and Qualifying Accounts for the years ended December 31, 2024, 2023, and 2022	170
Schedule I and II should be read in conjunction with the aforementioned financial statements. Certain schedules have been omitted because they are not applicable or because the required data is shown in the aforementioned financial statements.

(a)(3) Exhibits – reference is made to the Exhibit Index	171
(b) Exhibit Index	171

SCHEDULE I – CONDENSED FINANCIAL INFORMATION OF PARENT AMEREN CORPORATION CONDENSED STATEMENT OF INCOME AND COMPREHENSIVE INCOME For the Years Ended December 31, 2024, 2023, and 2022
(In millions)	2024	2023	2022
Operating revenues	$—	$—	$—
Operating expenses	17	22	15
Operating loss	(17)	(22)	(15)
Equity in earnings of subsidiaries	1,271	1,245	1,161
Interest income from affiliates	14	10	2
Total other income (expense), net	3	(11)	(13)
Interest charges	(162)	(119)	(86)
Income tax benefit	61	49	25
Net Income Attributable to Ameren Common Shareholders	$1,170	$1,152	$1,074

Net Income Attributable to Ameren Common Shareholders	$1,170	$1,152	$1,074
Other Comprehensive Income (Loss), Net of Taxes:
Pension and other postretirement benefit plan activity, net of income taxes (benefit) of $—, $(2), and $(4), respectively	(3)	(5)	(14)
Unrealized net gain on derivative hedging instruments, net of income taxes of $—, $—, and $—, respectively	3	—	—
Comprehensive Income Attributable to Ameren Common Shareholders	$1,170	$1,147	$1,060

SCHEDULE I – CONDENSED FINANCIAL INFORMATION OF PARENT AMEREN CORPORATION CONDENSED BALANCE SHEET
(In millions, except per share amounts)	December 31, 2024	December 31, 2023
Assets:
Cash and cash equivalents	$—	$16
Advances to money pool	103	598
Accounts receivable – affiliates	41	20
Miscellaneous accounts and notes receivable	35	31
Mark-to-market derivative assets	3	—
Total current assets	182	665
Investments in subsidiaries	16,262	14,573
Investments in subsidiary debt securities	44	—
Accumulated deferred income taxes, net	98	44
Other assets	155	149
Total assets	$16,741	$15,431
Liabilities and Shareholders’ Equity:
Current maturities of long-term debt	$—	$450
Short-term debt	1,055	—
Accounts payable	—	2
Taxes accrued	7	10
Accounts payable – affiliates	49	100
Other current liabilities	54	45
Total current liabilities	1,165	607
Long-term debt, net	3,383	3,379
Pension and other postretirement benefits	18	19
Other deferred credits and liabilities	73	77
Total liabilities	4,639	4,082
Commitments and Contingencies (Note 4)
Shareholders’ Equity:
Common stock, $.01 par value, 400.0 shares authorized – shares outstanding of 269.9 and 266.3, respectively	3	3
Other paid-in capital, principally premium on common stock	7,513	7,216
Retained earnings	4,592	4,136
Accumulated other comprehensive loss	(6)	(6)
Total shareholders’ equity	12,102	11,349
Total liabilities and shareholders’ equity	$16,741	$15,431

SCHEDULE I – CONDENSED FINANCIAL INFORMATION OF PARENT AMEREN CORPORATION CONDENSED STATEMENT OF CASH FLOWS For the Years Ended December 31, 2024, 2023, and 2022
(In millions)	2024	2023	2022
Net cash provided by (used in) operating activities	$(65)	$171	$44
Cash flows from investing activities:
Money pool advances, net	495	(530)	40
Notes receivable – ATXI	—	—	35
Investments in subsidiaries	(557)	(109)	(30)
Investments in subsidiary debt securities	(44)	—	—
Other	1	5	3
Net cash provided by (used in) investing activities	(105)	(634)	48
Cash flows from financing activities:
Dividends on common stock	(714)	(662)	(610)
Short-term debt, net	1,054	(475)	198
Maturities of long-term debt	(450)	—	—
Issuances of long-term debt	—	1,298	—
Issuances of common stock	273	346	333
Employee payroll taxes related to stock-based compensation	(8)	(20)	(16)
Debt issuance costs	(1)	(8)	(1)
Net cash provided by (used in) financing activities	154	479	(96)
Net change in cash, cash equivalents, and restricted cash	$(16)	$16	$(4)
Cash, cash equivalents, and restricted cash at beginning of year	16	—	4
Cash, cash equivalents, and restricted cash at end of year	$—	$16	$—
Supplemental information:
Cash dividends received from consolidated subsidiaries	$140	$173	$76
Noncash financing activity – Issuance of common stock for stock-based compensation	16	40	31
Noncash financing activity – Issuance of common stock under the DRPlus	7	7	8
AMEREN CORPORATION (parent company only)
NOTES TO CONDENSED FINANCIAL STATEMENTS December 31, 2024
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
NOTE 2 – SHORT-TERM DEBT AND LIQUIDITY
Ameren, Ameren Services, and other non-state-regulated Ameren subsidiaries have the ability, subject to Ameren parent company and applicable regulatory short-term borrowing authorizations, to access funding from the Credit Agreements and the commercial paper programs through a non-state-regulated subsidiary money pool agreement. All participants may borrow from or lend to the non-state-regulated money pool. The total amount available to pool participants from the non-state-regulated subsidiary money pool at any given time is reduced by the amount of borrowings made by participants, but is increased to the extent that the pool participants advance surplus funds to the non-state-regulated subsidiary money pool or remit funds from other external sources. The non-state-regulated subsidiary money pool was established to coordinate and to provide short-term cash and working capital for the participants. Participants receiving a loan under the non-state-regulated subsidiary money pool agreement must repay the principal amount of such loan, together with accrued interest. The rate of interest depends on the composition of internal and external funds in the non-state-regulated subsidiary money pool. Interest revenues related to non-state-regulated money pool advances were $14 million, $10 million, and immaterial in 2024, 2023 and 2022, respectively. Interest charges related to non-state-regulated money pool borrowings were immaterial in 2024, 2023, and 2022.
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
NOTE 5 – TOTAL OTHER EXPENSE, NET
The following table presents the components of “Total Other Expense, Net” in the Condensed Statement of Income and Comprehensive Income for the years ended December 31, 2024, 2023, and 2022:

(In millions)	2024	2023	2022
Total other (income) expense, net
Non-service cost components of net periodic benefit income	$4	$8	$3
Donations	—	(18)	(15)
Other expense, net	(1)	(1)	(1)
Total other (income) expense, net	$3	$(11)	$(13)

SCHEDULE II – VALUATION AND QUALIFYING ACCOUNTS FOR THE YEARS ENDED DECEMBER 31, 2024, 2023, AND 2022
(In millions)
Column A	Column B	Column C		Column D	Column E
Description	Balance at Beginning of Period	(1) Charged to Costs and Expenses	(2) Charged to Other Accounts(a)	Deductions(b)	Balance at End of Period
Ameren:
Deducted from assets – allowance for doubtful accounts:
2024	$30	$39	$8	$47	$30
2023	31	51	5	57	30
2022	29	34	4	36	31
Ameren Missouri:
Deducted from assets – allowance for doubtful accounts:
2024	$12	$11	$—	$11	$12
2023	13	11	—	12	12
2022	13	9	—	9	13
Ameren Illinois:
Deducted from assets – allowance for doubtful accounts:
2024	$18	$28	$8	$36	$18
2023	18	40	5	45	18
2022	16	25	4	27	18
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

EXHIBIT INDEX
The documents listed below are being filed or have previously been filed on behalf of the Ameren Companies and are incorporated herein by reference from the documents indicated and made a part hereof. Exhibits not identified as previously filed are filed herewith:

Exhibit Designation	Registrant(s)	Nature of Exhibit	Previously Filed as Exhibit to:
Articles of Incorporation/ By-Laws
3.1(i)	Ameren	Restated Articles of Incorporation of Ameren	Annex F to Part I of the Registration Statement on Form S-4, File No. 33-64165
3.2(i)	Ameren	Certificate of Amendment to Ameren’s Restated Articles of Incorporation filed December 14, 1998	1998 Form 10-K, Exhibit 3(i), File No. 1-14756
3.3(i)	Ameren	Certificate of Amendment to Ameren’s Restated Articles of Incorporation filed April 21, 2011	April 21, 2011 Form 8-K, Exhibit 3(i), File No. 1-14756
3.4(i)	Ameren	Certificate of Amendment to Ameren’s Restated Articles of Incorporation filed December 18, 2012	December 18, 2012 Form 8-K, Exhibit 3.1(i), File No. 1-14756
3.5(i)	Ameren Missouri	Restated Articles of Incorporation of Ameren Missouri	1993 Form 10-K, Exhibit 3(i), File No. 1-2967
3.6(i)	Ameren Illinois	Restated Articles of Incorporation of Ameren Illinois	2010 Form 10-K, Exhibit 3.4(i), File No. 1-3672
3.7(ii)	Ameren	Bylaws of Ameren, as amended August 9, 2024	August 9, 2024 Form 8-K, Exhibit 3.1, File No. 1-14756
3.8(ii)	Ameren Missouri	Bylaws of Ameren Missouri, as amended February 19, 2021	2020 Form 10-K, Exhibit 3.8(ii), File No. 1-2967
3.9(ii)	Ameren Illinois	Bylaws of Ameren Illinois, as amended February 19, 2021	2020 Form 10-K, Exhibit 3.9(ii), File No. 1-3672
Instruments Defining Rights of Security Holders, Including Indentures
4.1	Ameren	Indenture, dated as of December 1, 2001 from Ameren to The Bank of New York Mellon Trust Company, N.A., as successor trustee, relating to senior debt securities (Ameren Indenture)	Exhibit 4.5, File No. 333-81774
4.2	Ameren	First Supplemental Indenture to Ameren Senior Indenture dated as of May 19, 2008	June 30, 2008 Form 10-Q, Exhibit 4.1, File No. 1-14756
4.3	Ameren	Ameren Indenture Company Order, dated November 24, 2015, establishing the 3.65% Senior Notes due 2026 (including the global note)	November 24, 2015 Form 8-K, Exhibits 4.3 and 4.5, File No. 1-14756
4.4	Ameren	Ameren Indenture Company Order, dated April 3, 2020, establishing the 3.50% Senior Notes due 2031 (including the global note)	April 3, 2020 Form 8-K, Exhibits 4.3 and 4.4, File No. 1-14756
4.5	Ameren	Ameren Indenture Company Order, dated March 5, 2021, establishing the 1.75% Senior Notes due 2028 (including the global note)	March 5, 2021 Form 8-K, Exhibits 4.3 and 4.4, File No. 1-14756
4.6	Ameren	Ameren Indenture Company Order, dated November 18, 2021, establishing the 1.95% Senior Notes due 2027 (including the global note)	November 18, 2021 Form 8-K, Exhibits 4.3 and 4.4, File No. 1-14756
4.7	Ameren	Ameren Indenture Company Order, dated November 20, 2023, establishing the 5.70% Senior Notes due 2026 (including the global note)	November 20, 2023 Form 8-K, Exhibits 4.3 and 4.4, File No. 1-14756
4.8	Ameren	Ameren Indenture Company Order, dated December 21, 2023, establishing the 5.00% Senior Notes due 2029 (including the global note)	December 21, 2023 Form 8-K, Exhibits 4.3 and 4.4, File No. 1-14756
4.9	Ameren	Note Purchase Agreement, dated June 22, 2017, between Ameren Transmission Company of Illinois and the several purchasers named therein.	June 26, 2017 Form 8-K, Exhibit 4.1, File No. 1-14756
4.10	Ameren	Note Purchase Agreement, dated as of November 16, 2021, between Ameren Transmission Company of Illinois and the several purchasers named therein.	2021 Form 10-K, Exhibit 4.9, File No. 1-14756
4.11	Ameren	Note Purchase Agreement, dated as of August 30, 2024, between Ameren Transmission Company of Illinois and the several purchasers named therein.	September 30, 2024 Form 10-Q, Exhibit 4.1, File No. 1-14756
4.12	Ameren Ameren Missouri	Indenture of Mortgage and Deed of Trust, dated June 15, 1937 (Ameren Missouri Mortgage), from Ameren Missouri to The Bank of New York Mellon, as successor trustee, as amended May 1, 1941, and Second Supplemental Indenture dated May 1, 1941	Exhibit B-1, File No. 2-4940
4.13	Ameren Ameren Missouri	Supplemental Indenture to the Ameren Missouri Mortgage dated as of July 1, 1956	Exhibit 4.22, File No. 333-222108
4.14	Ameren Ameren Missouri	Supplemental Indenture to the Ameren Missouri Mortgage dated as of April 1, 1971	Exhibit 4.23, File No. 333-222108
4.15	Ameren Ameren Missouri	Supplemental Indenture to the Ameren Missouri Mortgage dated as of February 1, 1974	Exhibit 4.24, File No. 333-222108
4.16	Ameren Ameren Missouri	Supplemental Indenture to the Ameren Missouri Mortgage dated as of July 7, 1980	Exhibit 4.25, File No. 333-222108
4.17	Ameren Ameren Missouri	Supplemental Indenture to the Ameren Missouri Mortgage dated as of October 1, 1993	1993 Form 10-K, Exhibit 4.8, File No. 1-2967
4.18	Ameren Ameren Missouri	Supplemental Indenture to the Ameren Missouri Mortgage dated as of February 1, 2000	2000 Form 10-K, Exhibit 99, File No. 1-2967

Exhibit Designation	Registrant(s)	Nature of Exhibit	Previously Filed as Exhibit to:
4.19	Ameren Ameren Missouri	Supplemental Indenture to the Ameren Missouri Mortgage dated August 15, 2002	August 23, 2002 Form 8-K, Exhibit 4.3, File No. 1-2967
4.20	Ameren Ameren Missouri	Supplemental Indenture to the Ameren Missouri Mortgage dated March 5, 2003 relative to Series BB	March 11, 2003 Form 8-K, Exhibit 4.4, File No. 1-2967
4.21	Ameren Ameren Missouri	Supplemental Indenture to the Ameren Missouri Mortgage dated February 1, 2004 relative to Series 2004A (1998A)	March 31, 2004 Form 10-Q, Exhibit 4.1, File No. 1-2967
4.22	Ameren Ameren Missouri	Supplemental Indenture to the Ameren Missouri Mortgage dated February 1, 2004 relative to Series 2004B (1998B)	March 31, 2004 Form 10-Q, Exhibit 4.2, File No. 1-2967
4.23	Ameren Ameren Missouri	Supplemental Indenture to the Ameren Missouri Mortgage dated February 1, 2004 relative to Series 2004C (1998C)	March 31, 2004 Form 10-Q, Exhibit 4.3, File No. 1-2967
4.24	Ameren Ameren Missouri	Supplemental Indenture to the Ameren Missouri Mortgage dated February 1, 2004 relative to Series 2004H (1992)	March 31, 2004 Form 10-Q, Exhibit 4.8, File No. 1-2967
4.25	Ameren Ameren Missouri	Supplemental Indenture to the Ameren Missouri Mortgage dated July 1, 2005 relative to Series II	July 21, 2005 Form 8-K, Exhibit 4.4, File No. 1-2967
4.26	Ameren Ameren Missouri	Supplemental Indenture to the Ameren Missouri Mortgage dated March 1, 2009 relative to Series NN	March 23, 2009 Form 8-K, Exhibit 4.5, File No. 1-2967
4.27	Ameren Ameren Missouri	Supplemental Indenture to the Ameren Missouri Mortgage dated May 15, 2012	Exhibit 4.45, File No. 333-182258
4.28	Ameren Ameren Missouri	Supplemental Indenture to the Ameren Missouri Mortgage dated September 1, 2012 relative to Series OO	September 11, 2012 Form 8-K, Exhibit 4.4, File No. 1-2967
4.29	Ameren Ameren Missouri	Supplemental Indenture to the Ameren Missouri Mortgage dated April 1, 2014 relative to Series PP	April 4, 2014 Form 8-K, Exhibit 4.5, File No. 1-2967
4.30	Ameren Ameren Missouri	Supplemental Indenture to the Ameren Missouri Mortgage dated March 15, 2015 relative to Series QQ	April 6, 2015 Form 8-K, Exhibit 4.5, File No. 1-2967
4.31	Ameren Ameren Missouri	Supplemental Indenture to the Ameren Missouri Mortgage dated June 1, 2017 relative to Series RR	June 15, 2017 Form 8-K, Exhibit 4.5, File No. 1-2967
4.32	Ameren Ameren Missouri	Supplemental Indenture to the Ameren Missouri Mortgage dated April 1, 2018 for 4.000% First Mortgage Bonds due 2048	April 6, 2018 Form 8-K, Exhibit 4.2, File No. 1-2967
4.33	Ameren Ameren Missouri	Supplemental Indenture to the Ameren Missouri Mortgage dated March 1, 2019, for 3.50% First Mortgage Bonds due 2029	March 6, 2019 Form 8-K, Exhibit 4.2, File No. 1-2967
4.34	Ameren Ameren Missouri	Supplemental Indenture to the Ameren Missouri Mortgage dated September 15, 2019, for 3.25% First Mortgage Bonds due 2049	October 1, 2019 Form 8-K, Exhibit 4.2, File No. 1-2967
4.35	Ameren Ameren Missouri	Supplemental Indenture to the Ameren Missouri Mortgage dated March 1, 2020, for 2.95% First Mortgage Bonds due 2030	March 20, 2020 Form 8-K, Exhibit 4.2, File No. 1-2967
4.36	Ameren Ameren Missouri	Supplemental Indenture to the Ameren Missouri Mortgage dated October 1, 2020, for 2.625% First Mortgage Bonds due 2051	October 9, 2020 Form 8-K, Exhibit 4.2, File No. 1-2967
4.37	Ameren Ameren Missouri	Supplemental Indenture to the Ameren Missouri Mortgage dated June 1, 2021, for 2.15% First Mortgage Bonds due 2032	June 22, 2021 Form 8-K, Exhibit 4.2, File No. 1-2967
4.38	Ameren Ameren Missouri	Supplemental Indenture to the Ameren Missouri Mortgage dated March 1, 2022, for 3.90% First Mortgage Bonds due 2052	April 1, 2022 Form 8-K, Exhibit 4.2, File No. 1-2967
4.39	Ameren Ameren Missouri	Supplemental Indenture to the Ameren Missouri Mortgage dated February 1, 2023, for 5.45% First Mortgage Bonds due 2053	March 13, 2023 Form 8-K, Exhibit 4.2, File No. 1-2967
4.40	Ameren Ameren Missouri	Supplemental Indenture to the Ameren Missouri Mortgage dated January 1, 2024, for 5.25% First Mortgage Bonds due 2054	January 9, 2024 Form 8-K, Exhibit 4.2, File No. 1-2967
4.41	Ameren Ameren Missouri	Supplemental Indenture to the Ameren Missouri Mortgage dated March1, 2024, for 5.20% First Mortgage Bonds due 2034	April 4, 2024 Form 8-K, Exhibit 4.2, File No. 1-2967
4.42	Ameren Ameren Missouri	Supplemental Indenture to the Ameren Missouri Mortgage dated September 1, 2024, for 5.125% First Mortgage Bonds due 2055	October 7, 2024 Form 8-K, Exhibit 4.2, File No. 1-2967
4.43	Ameren Ameren Missouri	Loan Agreement, dated as of December 1, 1992, between the Missouri Environmental Authority and Ameren Missouri, together with Indenture of Trust dated as of December 1, 1992, between the Missouri Environmental Authority and UMB Bank, N.A. as successor trustee to Mercantile Bank of St. Louis, N.A.	1992 Form 10-K, Exhibit 4.38, File No. 1-2967
4.44	Ameren Ameren Missouri	First Amendment, dated as of February 1, 2004, to Loan Agreement dated as of December 1, 1992, between the Missouri Environmental Authority and Ameren Missouri	March 31, 2004 Form 10-Q, Exhibit 4.10, File No. 1-2967
4.45	Ameren Ameren Missouri	Series 1998A Loan Agreement, dated as of September 1, 1998, between the Missouri Environmental Authority and Ameren Missouri	September 30, 1998 Form 10-Q, Exhibit 4.28, File No. 1-2967

Exhibit Designation	Registrant(s)	Nature of Exhibit	Previously Filed as Exhibit to:
4.46	Ameren Ameren Missouri	First Amendment, dated as of February 1, 2004, to Series 1998A Loan Agreement dated as of September 1, 1998, between the Missouri Environmental Authority and Ameren Missouri	March 31, 2004 Form 10-Q, Exhibit 4.11, File No. 1-2967
4.47	Ameren Ameren Missouri	Series 1998B Loan Agreement, dated as of September 1, 1998, between the Missouri Environmental Authority and Ameren Missouri	September 30, 1998 Form 10-Q, Exhibit 4.29, File No. 1-2967
4.48	Ameren Ameren Missouri	First Amendment, dated as of February 1, 2004, to Series 1998B Loan Agreement dated as of September 1, 1998, between the Missouri Environmental Authority and Ameren Missouri	March 31, 2004 Form 10-Q, Exhibit 4.12, File No. 1-2967
4.49	Ameren Ameren Missouri	Series 1998C Loan Agreement, dated as of September 1, 1998, between the Missouri Environmental Authority and Ameren Missouri	September 30, 1998 Form 10-Q, Exhibit 4.30, File No. 1-2967
4.50	Ameren Ameren Missouri	First Amendment, dated as of February 1, 2004, to Series 1998C Loan Agreement dated as of September 1, 1998, between the Missouri Environmental Authority and Ameren Missouri	March 31, 2004 Form 10-Q, Exhibit 4.13, File No. 1-2967
4.51	Ameren Ameren Missouri	Indenture, dated as of August 15, 2002, from Ameren Missouri to The Bank of New York Mellon, as successor trustee (relating to senior secured debt securities) (Ameren Missouri Indenture)	August 23, 2002 Form 8-K, Exhibit 4.1, File No. 1-2967
4.52	Ameren Ameren Missouri	First Supplemental Indenture to the Ameren Missouri Indenture, dated as of May 15, 2012	Exhibit 4.48, File No. 333-182258
4.53	Ameren Ameren Missouri	Ameren Missouri Indenture Company Order, dated March 10, 2003, establishing the 5.50% Senior Secured Notes due 2034 (including the global note)	March 11, 2003 Form 8-K, Exhibits 4.2 and 4.3, File No. 1-2967
4.54	Ameren Ameren Missouri	Ameren Missouri Indenture Company Order, dated July 21, 2005, establishing the 5.30% Senior Secured Notes due 2037 (including the global note)	July 21, 2005 Form 8-K, Exhibits 4.2 and 4.3, File No. 1-2967
4.55	Ameren Ameren Missouri	Ameren Missouri Indenture Company Order, dated March 20, 2009, establishing the 8.45% Senior Secured Notes due 2039 (including the global note)	March 23, 2009 Form 8-K, Exhibits 4.2 and 4.3, File No. 1-2967
4.56	Ameren Ameren Missouri	Ameren Missouri Indenture Company Order, dated September 11, 2012, establishing the 3.90% Senior Secured Notes due 2042 (including the global note)	September 30, 2012 Form 10-Q, Exhibit 4.1 and September 11, 2012 Form 8-K, Exhibit 4.2, File No. 1-2967
4.57	Ameren Ameren Missouri	Ameren Missouri Indenture Company Order, dated April 6, 2015, establishing the 3.65% Senior Secured Notes due 2045 (including the global note)	April 6, 2015 Form 8-K, Exhibits 4.2 and 4.3, File No. 1-2967
4.58	Ameren Ameren Missouri
Ameren Missouri Indenture Company Order, dated June 23, 2016, requesting authentication of an additional $150,000,000 aggregate principal amount of 3.65% Senior Secured Notes due 2045 (including the global note)
June 23, 2016 Form 8-K, Exhibits 4.3, and 4.4, File No. 1-2967
4.59	Ameren Ameren Missouri	Ameren Missouri Indenture Company Order, dated June 15, 2017, establishing the 2.950% Senior Secured Notes due 2027 (including the global note)	June 15, 2017 Form 8-K, Exhibits 4.2 and 4.3, File No. 1-2967
4.60	Ameren Ameren Illinois
Indenture, dated as of December 1, 1998, from Ameren Illinois (formerly Central Illinois Public Service Company) to The Bank of New York Mellon Trust Company, N.A., as successor trustee (CIPS Indenture)
Exhibit 4.4, File No. 333-59438
4.61	Ameren Ameren Illinois	First Supplemental Indenture to the CIPS Indenture, dated as of June 14, 2006	June 19, 2006 Form 8-K, Exhibit 4.2, File No. 1-3672
4.62	Ameren Ameren Illinois	Second Supplemental Indenture to the CIPS Indenture, dated as of March 1, 2010	Exhibit 4.17, File No. 333-166095
4.63	Ameren Ameren Illinois	Third Supplemental Indenture to the CIPS Indenture, dated as of October 1, 2010	2010 Form 10-K, Exhibit 4.59, File No. 1-3672
4.64	Ameren Ameren Illinois	Ameren Illinois Global Note, dated October 1, 2010, representing CIPS Indenture Senior Notes, 6.125% due 2028	2010 Form 10-K, Exhibit 4.60, File No. 1-3672
4.65	Ameren Ameren Illinois	Ameren Illinois Global Note, dated October 1, 2010, representing CIPS Indenture Senior Notes, 6.70% Series Secured Notes due 2036	2010 Form 10-K, Exhibit 4.62, File No. 1-3672
4.66	Ameren Ameren Illinois
Indenture, dated as of June 1, 2006, from Ameren Illinois (successor in interest to Central Illinois Light Company) to The Bank of New York Mellon Trust Company, N.A., as successor trustee (CILCO Indenture)
June 19, 2006 Form 8-K, Exhibit 4.3, File No. 1-14756
4.67	Ameren Ameren Illinois	First Supplemental Indenture to the CILCO Indenture, dated October 1, 2010	October 7, 2010 Form 8-K, Exhibit 4.1, File No. 1-3672
4.68	Ameren Ameren Illinois	Second Supplemental Indenture to the CILCO Indenture dated as of July 21, 2011	September 30, 2011 Form 10-Q, Exhibit 4.1, File No. 1-3672
4.69	Ameren Ameren Illinois	Third Supplemental Indenture to the CILCO Indenture, dated as of October 15, 2019	September 30, 2019 Form 10-Q, Exhibit 4.2, File No. 1-3672
4.70	Ameren Ameren Illinois	CILCO Indenture Company Order, dated June 14, 2006, establishing the 6.70% Senior Secured Notes due 2036 (including the global note)	June 19, 2006 Form 8-K, Exhibit 4.6, File No. 1-14756

Exhibit Designation	Registrant(s)	Nature of Exhibit	Previously Filed as Exhibit to:
4.71	Ameren Ameren Illinois	General Mortgage Indenture and Deed of Trust, dated as of November 1, 1992 between Ameren Illinois (successor in interest to Illinois Power Company) and The Bank of New York Mellon Trust Company, N.A., as successor trustee (Ameren Illinois Mortgage)	1992 Form 10-K, Exhibit 4(cc), File No. 1-3004
4.72	Ameren Ameren Illinois	Supplemental Indenture amending the Ameren Illinois Mortgage dated as of December 15, 2002	December 23, 2002 Form 8-K, Exhibit 4.1, File No. 1-3004
4.73	Ameren Ameren Illinois	Supplemental Indenture, dated as of October 1, 2010, to Ameren Illinois Mortgage for Series CIPS-AA and CIPS-CC	October 7, 2010 Form 8-K, Exhibit 4.9, File No. 1-3672
4.74	Ameren Ameren Illinois	Supplemental Indenture, dated as of January 15, 2011, to Ameren Illinois Mortgage	Exhibit 4.78, File No. 333-182258
4.75	Ameren Ameren Illinois	Supplemental Indenture, dated as of August 1, 2012, to Ameren Illinois Mortgage for Series EE	August 20, 2012 Form 8-K, Exhibit 4.5, File No. 1-3672
4.76	Ameren Ameren Illinois	Supplemental Indenture, dated as of December 1, 2013, to Ameren Illinois Mortgage for Series FF	December 10, 2013 Form 8-K, Exhibit 4.5, File No. 1-3672
4.77	Ameren Ameren Illinois	Supplemental Indenture, dated as of June 1, 2014, to Ameren Illinois Mortgage for Series GG	June 30, 2014 Form 8-K, Exhibit 4.5, File No. 1-3672
4.78	Ameren Ameren Illinois	Supplemental Indenture, dated as of December 1, 2014, to Ameren Illinois Mortgage for Series HH	December 10, 2014 Form 8-K, Exhibit 4.5, File No. 1-3672
4.79	Ameren Ameren Illinois	Supplemental Indenture, dated as of December 1, 2015, to Ameren Illinois Mortgage for Series II	December 14, 2015 Form 8-K, Exhibit 4.5, File No. 1-3672
4.80	Ameren Ameren Illinois	Supplemental Indenture, dated as of October 25, 2017, to the Ameren Illinois Mortgage	September 30, 2017 Form 10-Q, Exhibit 4.1, File No. 1-3672
4.81	Ameren Ameren Illinois	Supplemental Indenture, dated as of November 1, 2017, to the Ameren Illinois Mortgage for 3.70% First Mortgage Bonds due 2047	November 28, 2017 Form 8-K, Exhibit 4.2, File No. 1-3672
4.82	Ameren Ameren Illinois	Supplemental Indenture, dated as of May 1, 2018, to Ameren Illinois Mortgage for 3.80% First Mortgage Bonds due 2028	May 22, 2018 Form 8-K, Exhibit 4.2, File No. 1-3672
4.83	Ameren Ameren Illinois	Supplemental Indenture, dated as of November 1, 2018, to Ameren Illinois Mortgage for 4.50% First Mortgage Bonds due 2049	November 15, 2018 Form 8-K, Exhibit 4.2, File No. 1-3672
4.84	Ameren Ameren Illinois	Supplemental Indenture, dated as of October 15, 2019, to Ameren Illinois Mortgage for First Mortgage Bonds, Senior Notes Series CILCO-AA	September 30, 2019 Form 10-Q, Exhibit 4.3, File No. 1-3672
4.85	Ameren Ameren Illinois	Supplemental Indenture, dated as of November 1, 2019, to the Ameren Illinois Mortgage for 3.25% First Mortgage Bonds due 2050	November 26, 2019 Form 8-K, Exhibit 4.2, File No. 1-3672
4.86	Ameren Ameren Illinois	Supplemental Indenture, dated as of December 15, 2019, to the Ameren Illinois Mortgage	2019 Form 10-K, Exhibit 4.79, File No. 1-3672
4.87	Ameren Ameren Illinois	Supplemental Indenture, dated as of November 1, 2020, to Ameren Illinois Mortgage for 1.55% First Mortgage Bonds due 2030	November 23, 2020 Form 8-K, Exhibit 4.2, File No. 1-3672
4.88	Ameren Ameren Illinois	Supplemental Indenture, dated as of June 1, 2021, to Ameren Illinois Mortgage for 0.375% First Mortgage Bonds due 2023 and 2.90% First Mortgage Bonds due 2051	June 29, 2021 Form 8-K, Exhibit 4.2, File No. 1-3672
4.89	Ameren Ameren Illinois	Supplemental Indenture, dated as of August 1, 2022, to Ameren Illinois Mortgage for 3.85% First Mortgage Bonds due 2032	August 29, 2022 Form 8-K, Exhibit 4.2, File No. 1-3672
4.90	Ameren Ameren Illinois	Supplemental Indenture, dated as of November 1, 2022, to Ameren Illinois Mortgage for 5.90% First Mortgage Bonds due 2052	November 22, 2022 Form 8-K, Exhibit 4.2, File No. 1-3672
4.91	Ameren Ameren Illinois	Supplemental Indenture, dated as of May 1, 2023, to Ameren Illinois Mortgage for 4.95% First Mortgage Bonds due 2033	May 31, 2023 Form 8-K, Exhibit 4.2, File No. 1-3672
4.92	Ameren Ameren Illinois	Supplemental Indenture, dated as of June 1, 2024, to Ameren Illinois Mortgage for 5.55% First Mortgage Bonds due 2054	June 27, 2024 Form 8-K, Exhibit 4.2, File No. 1-3672
4.93	Ameren Ameren Illinois
Indenture, dated as of June 1, 2006, from Ameren Illinois (successor in interest to Illinois Power Company) to The Bank of New York Mellon Trust Company, N.A., as successor trustee (Ameren Illinois Indenture)
June 19, 2006 Form 8-K, Exhibit 4.4, File No. 1-14756
4.94	Ameren Ameren Illinois	First Supplemental Indenture, dated as of October 1, 2010, to the Ameren Illinois Indenture for Series CIPS-AA and CIPS-CC	October 7, 2010 Form 8-K, Exhibit 4.5, File No. 1-14756
4.95	Ameren Ameren Illinois	Second Supplemental Indenture to the Ameren Illinois Indenture dated as of July 21, 2011	September 30, 2011 Form 10-Q, Exhibit 4.2, File No. 1-3672
4.96	Ameren Ameren Illinois	Third Supplemental Indenture to the Ameren Illinois Indenture dated as of May 15, 2012	Exhibit 4.83, File No. 333-182258
4.97	Ameren Ameren Illinois	Fourth Supplemental Indenture to the Ameren Illinois Indenture, dated as of October 15, 2019	September 30, 2019 Form 10-Q, Exhibit 4.4, File No. 1-3672
4.98	Ameren Ameren Illinois	Ameren Illinois Indenture Company Order dated December 10, 2013, establishing the 4.80% Senior Secured Notes due 2043 (including the global note)	December 10, 2013 Form 8-K, Exhibits 4.2 and 4.3, File No. 1-3672

Exhibit Designation	Registrant(s)	Nature of Exhibit	Previously Filed as Exhibit to:
4.99	Ameren Ameren Illinois	Ameren Illinois Indenture Company Order dated June 30, 2014, establishing the 4.30% Senior Secured Notes due 2044 (including the global note)	June 30, 2014 Form 8-K, Exhibits 4.2 and 4.3, File No. 1-3672
4.100	Ameren Ameren Illinois	Ameren Illinois Indenture Company Order dated December 10, 2014, establishing the 3.25% Senior Secured Notes due 2025 (including the global note)	December 10, 2014 Form 8-K, Exhibits 4.2 and 4.3, File No. 1-3672
4.101	Ameren Ameren Illinois	Ameren Illinois Indenture Company Order dated December 14, 2015, establishing the 4.15% Senior Secured Notes due 2046 (including the global note)	December 14, 2015 Form 8-K, Exhibits 4.2 and 4.3, File No. 1-3672
4.102	Ameren Ameren Illinois
Ameren Illinois Indenture Company Order dated December 6, 2016, requesting the authentication of an additional $240,000,000 aggregate principal amount of 4.15% Senior Secured Notes due 2046 (including the global note)
December 6, 2016 Form 8-K, Exhibits 4.2 and 4.3, File No. 1-3672
4.103	Ameren Ameren Illinois	Ameren Illinois Indenture Company Order dated October 30, 2019, establishing Senior Notes Series CILCO-AA (including the global note)	September 30, 2019 Form 10-Q, Exhibits 4.5 and 4.6, File No. 1-3672
4.104	Ameren	Description of Ameren Securities	2021 Form 10-K, Exhibit 4.98, File No. 1-14756
4.105	Ameren Missouri	Description of Ameren Missouri Securities	2021 Form 10-K, Exhibit 4.99, File No. 1-14756
4.106	Ameren Illinois	Description of Ameren Illinois Securities	2021 Form 10-K, Exhibit 4.100, File No. 1-14756
Material Contracts
10.1	Ameren Companies	Fourth Amended Ameren Corporation System Utility Money Pool Agreement, as amended January 30, 2014	June 30, 2015 Form 10-Q, Exhibit 10.1, File No. 1-14756
10.2	Ameren Ameren Missouri	Amended and Restated Credit Agreement, dated as of December 6, 2022, by and among Ameren, Ameren Missouri and JP Morgan Chase Bank, N.A., as agent and the lenders party thereto	December 6, 2022 Form 8-K, Exhibit 10.1, File No. 1-2967
10.3	Ameren Ameren Missouri
First Amendment, dated as of April 19, 2023, to Amended and Restated Credit Agreement, dated as of December 6, 2022, by and among Ameren, Ameren Missouri and JPMorgan Chase Bank, N.A., as agent and the lenders party thereto
June 30, 2023 Form 10-Q, Exhibit 10.1, File No. 1-2967
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
June 30, 2023 Form 10-Q, Exhibit 10.2, File No. 1-3672
10.6	Ameren	*Summary Sheet of Ameren Corporation Non-Management Director Compensation effective as of January 1, 2022	2021 Form 10-K, Exhibit 10.6, File No. 1-14756
10.7	Ameren	*Ameren’s Deferred Compensation Plan for Members of the Board of Directors amended and restated effective January 1, 2009, dated June 13, 2008	June 30, 2008 Form 10-Q, Exhibit 10.3, File No. 1-14756
10.8	Ameren	*Amendment dated October 12, 2009, to Ameren’s Deferred Compensation Plan for Members of the Board of Directors, effective January 1, 2010	2009 Form 10-K, Exhibit 10.15, File No. 1-14756
10.9	Ameren	*Amendment dated October 14, 2010, to Ameren’s Deferred Compensation Plan for Members of the Board of Directors	2010 Form 10-K, Exhibit 10.15, File No. 1-14756
10.10	Ameren	*Ameren Deferred Compensation Plan as amended and restated effective January 1, 2023	2023 Form 10-K, Exhibit 10.10, File No. 1-14756
10.11	Ameren Companies	*2021 Ameren Short-Term Incentive Plan	2020 Form 10-K, Exhibit 10.16, File No. 1-14756
10.12	Ameren Companies	*2022 Ameren Short-Term Incentive Plan	2021 Form 10-K, Exhibit 10.16, File No., 1-14756
10.13	Ameren Companies	*2023 Ameren Short-Term Incentive Plan	2022 Form 10-K, Exhibit 10.17, File No. 1-14756
10.14	Ameren Companies	*2024 Ameren Short-Term Incentive Plan	2023 Form 10-K, Exhibit 10.15, File No. 1-14756
10.15	Ameren Companies	*2025 Ameren Short-Term Incentive Plan
10.16	Ameren Companies	*2022 Base Salary Table for Named Executive Officers	2021 Form 10-K, Exhibit 10.20, File No. 1-14756
10.17	Ameren Companies	*2023 Base Salary Table for Named Executive Officers	2022 Form 10-K, Exhibit 10.21, File No. 1-14756
10.18	Ameren Companies	*2024 Base Salary Table for Named Executive Officers	2023 Form 10-K, Exhibit 10.19, File No. 1-14756
10.19	Ameren Companies	*2025 Base Salary Table for Named Executive Officers
10.20	Ameren Companies	*Second Amended and Restated Ameren Corporation Change of Control Severance Plan	2008 Form 10-K, Exhibit 10.37, File No. 1-14756
10.21	Ameren Companies	*First Amendment dated October 12, 2009, to the Second Amended and Restated Ameren Change of Control Severance Plan	October 14, 2009 Form 8-K, Exhibit 10.2, File No. 1-14756
10.22	Ameren Companies	*Revised Schedule I to Second Amended and Restated Ameren Change of Control Severance Plan, as amended
10.23	Ameren Companies	*Formula for Determining 2019 Target Performance Share Unit and Restricted Stock Unit Awards to be Issued to Named Executive Officers	2018 Form 10-K, Exhibit 10.27, File No. 1-14756

Exhibit Designation	Registrant(s)	Nature of Exhibit	Previously Filed as Exhibit to:
10.24	Ameren Companies	*Formula for Determining 2020 Target Performance Share Unit and Restricted Stock Unit Awards to be Issued to Named Executive Officers	2019 Form 10-K, Exhibit 10.32, File No. 1-14756
10.25	Ameren Companies	*Formula for Determining 2021 Target Performance Share Unit and Restricted Stock Unit Awards to be Issued to Named Executive Officers	2020 Form 10-K, Exhibit 10.33, File No. 1-14756
10.26	Ameren Companies	“Formula for Determining 2022 Target Performance Share Unit and Restricted Stock Unit Awards to be Issued to Named Executive Officers	2021 Form 10-K, Exhibit 10.30, File No. 1-14756
10.27	Ameren Companies	*Formula for Determining 2023 Target Performance Share Unit and Restricted Stock Unit Awards to be Issued to Named Executive Officers	2022 Form 10-K, Exhibit 10.31, File No. 1-14756
10.28	Ameren Companies	*Formula for Determining 2024 Target Performance Share Unit and Restricted Stock Unit Awards to be Issued to Named Executive Officers	2023 Form 10-K, Exhibit 10.29, File No. 1-14756
10.29	Ameren Companies	*Formula for Determining 2025 Target Performance Share Unit and Restricted Stock Unit Awards to be Issued to Named Executive Officers
10.30	Ameren Companies	*Ameren Corporation 2014 Omnibus Incentive Compensation Plan	Exhibit 99, File No. 333-196515
10.31	Ameren Companies	*Form of Performance Share Unit Award Agreement for Awards Issued in 2019 pursuant to 2014 Omnibus Incentive Compensation Plan	2018 Form 10-K, Exhibit 10.34, File No. 1-14756
10.32	Ameren Companies	*Form of Restricted Stock Unit Award Agreement for Awards Issued in 2019 pursuant to 2014 Omnibus Incentive Compensation Plan	2018 Form 10-K, Exhibit 10.35, File No. 1-14756
10.33	Ameren Companies	*Form of Performance Share Unit Award Agreement for Awards Issued in 2020 pursuant to 2014 Omnibus Incentive Compensation Plan	2019 Form 10-K, Exhibit 10.41, File No. 1-14756
10.34	Ameren Companies	*Form of Restricted Share Unit Award Agreement for Awards Issued in 2020 pursuant to 2014 Omnibus Incentive Compensation Plan	2019 Form 10-K, Exhibit 10.42, File No. 1-14756
10.35	Ameren Companies	*Form of Performance Share Unit Award Agreement for Awards Issued in 2021 pursuant to 2014 Omnibus Incentive Compensation Plan	2020 Form 10-K, Exhibit 10.44, File No. 1-14756
10.36	Ameren Companies	*Form of Restricted Share Unit Award Agreement for Awards Issued in 2021 pursuant to 2014 Omnibus Incentive Compensation Plan	2020 Form 10-K, Exhibit 10.45, File No. 1-14756
10.37	Ameren Companies	*Form of Performance Share Unit Award Agreement for Awards Issued in 2022 pursuant to 2014 Omnibus Incentive Compensation Plan	2021 Form 10-K, Exhibit 10.42, File No. 1-14756
10.38	Ameren Companies	*Form of Restricted Share Unit Award Agreement for Awards Issued in 2022 pursuant to 2014 Omnibus Incentive Compensation Plan	2021 Form 10-K, Exhibit 10.43, File No. 1-14756
10.39	Ameren Companies	*Ameren Corporation 2022 Omnibus Incentive Compensation Plan	May 13, 2022 Form 8-K, Exhibit 10.1, File No. 1-14756
10.40	Ameren Companies	*Form of Performance Share Unit Award Agreement (Relative Total Shareholder Return metric) for awards issued in 2023 pursuant to 2022 Omnibus Incentive Compensation Plan	2022 Form 10-K, Exhibit 10.45, File No. 1-14756
10.41	Ameren Companies	*Form of Performance Share Unit Award Agreement (Clean Energy Transition metric) for awards issued in 2023 pursuant to 2022 Omnibus Incentive Compensation Plan	2022 Form 10-K, Exhibit 10.46, File No. 1-14756
10.42	Ameren Companies	*Form of Restrictive Stock Unit Award Agreement for awards issued in 2023 pursuant to 2022 Omnibus Incentive Compensation Plan	2022 Form 10-K, Exhibit 10.47, File No. 1-14756
10.43	Ameren Companies	*Form of Performance Share Unit Award Agreement (Relative Total Shareholder Return metric) for awards issued in 2024 pursuant to 2022 Omnibus Incentive Compensation Plan	2023 Form 10-K, Exhibit 10.45, File No. 1-14756
10.44	Ameren Companies	*Form of Performance Share Unit Award Agreement (Clean Energy Transition metric) for awards issued in 2024 pursuant to 2022 Omnibus Incentive Compensation Plan	2023 Form 10-K, Exhibit 10.46, File No. 1-14756
10.45	Ameren Companies	*Form of Restrictive Stock Unit Award Agreement for awards issued in 2024 pursuant to 2022 Omnibus Incentive Compensation Plan	2023 Form 10-K, Exhibit 10.47, File No. 1-14756
10.46	Ameren Companies	*Performance-Based Restricted Share Unit Award Agreement, dated as of November 1, 2023, between Ameren and Michael L. Moehn	2023 Form 10-K, Exhibit 10.48, File No. 1-14756
10.47	Ameren Companies	*Form of Performance Share Unit Award Agreement (Relative Total Shareholder Return metric) for awards issued in 2025 pursuant to 2022 Omnibus Incentive Compensation Plan
10.48	Ameren Companies	*Form of Performance Share Unit Award Agreement (Clean Energy Transition metric) for awards issued in 2025 pursuant to 2022 Omnibus Incentive Compensation Plan
10.49	Ameren Companies	“Form of Restrictive Stock Unit Award Agreement for awards issued in 2025 pursuant to 2022 Omnibus Incentive Compensation Plan
10.50	Ameren Companies	*Ameren Corporation Severance Plan for Ameren Officers, effective January 1, 2019	2018 Form 10-K, Exhibit 10.36, File No. 1-14756
10.51	Ameren Companies	*Ameren Supplemental Retirement Plan, amended and restated effective January 1, 2008, dated June 13, 2008	June 30, 2008 Form 10-Q, Exhibit 10.1, File No. 1-14756
10.52	Ameren Companies	*First Amendment to amended and restated Ameren Supplemental Retirement Plan, dated October 24, 2008	2008 Form 10-K, Exhibit 10.44, File No. 1-14756
10.53	Ameren Companies	*Second Amendment to amended and restated Ameren Supplemental Retirement Plan, dated November 27, 2013	2023 Form 10-K, Exhibit 10.52, File No. 1-14756

Exhibit Designation	Registrant(s)	Nature of Exhibit	Previously Filed as Exhibit to:
10.54	Ameren Companies	*Third Amendment to amended and restated Ameren Supplemental Retirement Plan, dated January 5, 2015	2023 Form 10-K, Exhibit 10.53, File No. 1-14756
10.55	Ameren Companies	*Fourth Amendment to amended and restated Ameren Supplemental Retirement Plan, dated November 3, 2015	2023 Form 10-K, Exhibit 10.54, File No. 1-14756
10.56	Ameren Companies	*Fifth Amendment to amended and restated Ameren Supplemental Retirement Plan, dated October 13, 2023	2023 Form 10-K, Exhibit 10.55, File No. 1-14756
10.57	Ameren Companies	Separation Agreement and General Release, effective April 5, 2024, between Bhavani Amirthalingam and Ameren Services Company	June 30, 2024 Form 10-Q, Exhibit 10.1, File No. 1-14756
Insider Trading Policies and Procedures
19.1	Ameren Companies	Ameren Corporation Insider Trading Policy
Subsidiaries of the Registrant
21.1	Ameren Companies	Subsidiaries of Ameren
Consent of Experts and Counsel
23.1	Ameren	Consent of Independent Registered Public Accounting Firm with respect to Ameren
23.2	Ameren Missouri	Consent of Independent Registered Public Accounting Firm with respect to Ameren Missouri
23.3	Ameren Illinois	Consent of Independent Registered Public Accounting Firm with respect to Ameren Illinois
Power of Attorney
24.1	Ameren	Powers of Attorney with respect to Ameren
24.2	Ameren Missouri	Powers of Attorney with respect to Ameren Missouri
24.3	Ameren Illinois	Powers of Attorney with respect to Ameren Illinois
Rule 13a-14(a)/15d-14(a) Certifications
31.1	Ameren	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer of Ameren
31.2	Ameren	Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer of Ameren
31.3	Ameren Missouri	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer of Ameren Missouri
31.4	Ameren Missouri	Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer of Ameren Missouri
31.5	Ameren Illinois	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer of Ameren Illinois
31.6	Ameren Illinois	Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer of Ameren Illinois
Section 1350 Certifications
32.1	Ameren	Section 1350 Certification of Principal Executive Officer and Principal Financial Officer of Ameren
32.2	Ameren Missouri	Section 1350 Certification of Principal Executive Officer and Principal Financial Officer of Ameren Missouri
32.3	Ameren Illinois	Section 1350 Certification of Principal Executive Officer and Principal Financial Officer of Ameren Illinois
Policy Relating to Recovery of Erroneously Awarded Compensation
97.1	Ameren Companies	Ameren Corporation Financial Restatement Compensation Recoupment Policy, as adopted August 10, 2023	2023 Form 10-K, Exhibit 97.1, File No. 1-14756
Additional Exhibits
99.1	Ameren Companies	Amended and Restated Tax Allocation Agreement, dated as of December 22, 2022	2022 Form 10-K, Exhibit 99.1, File No. 1-14756
Interactive Data Files
101.INS	Ameren Companies	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
101.SCH	Ameren Companies	XBRL Taxonomy Extension Schema Document
101.CAL	Ameren Companies	XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB	Ameren Companies	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Ameren Companies	XBRL Taxonomy Extension Presentation Linkbase Document
101.DEF	Ameren Companies	XBRL Taxonomy Extension Definition Document

Exhibit Designation	Registrant(s)	Nature of Exhibit	Previously Filed as Exhibit to:
104	Ameren Companies	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)
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

AMEREN CORPORATION (registrant)

Date:	February 18, 2025	By	/s/ Martin J. Lyons, Jr.
Martin J. Lyons, Jr. Chairman, President, and Chief Executive Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

	/s/ Martin J. Lyons, Jr.	Chairman, President, and Chief Executive Officer, and Director (Principal Executive Officer)	February 18, 2025
Martin J. Lyons, Jr.

	/s/ Michael L. Moehn	Senior Executive Vice President and Chief Financial Officer (Principal Financial Officer)	February 18, 2025
Michael L. Moehn

	/s/ Theresa A. Shaw	Senior Vice President, Finance, and Chief Accounting Officer (Principal Accounting Officer)	February 18, 2025
Theresa A. Shaw

	*	Director	February 18, 2025
Cynthia J. Brinkley

	*	Director	February 18, 2025
Catherine S. Brune

	*	Director	February 18, 2025
Ward H. Dickson

	*	Director	February 18, 2025
Noelle K. Eder

	*	Director	February 18, 2025
Ellen M. Fitzsimmons

	*	Director	February 18, 2025
Rafael Flores

	*	Director	February 18, 2025
Kimberly J. Harris

	*	Director	February 18, 2025
Richard J. Harshman

	*	Director	February 18, 2025
Craig S. Ivey

	*	Director	February 18, 2025
James C. Johnson

	*	Director	February 18, 2025
Steven H. Lipstein

	*	Director	February 18, 2025
Leo S. Mackay, Jr.

	*	Director	February 18, 2025
Steven O. Vondran

*By	/s/ Michael L. Moehn		February 18, 2025
Michael L. Moehn
Attorney-in-Fact

UNION ELECTRIC COMPANY (registrant)

Date:	February 18, 2025	By	/s/ Mark C. Birk
Mark C. Birk Chairman and President
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

	/s/ Mark C. Birk	Chairman and President, and Director (Principal Executive Officer)	February 18, 2025
Mark C. Birk

	/s/ Michael L. Moehn	Senior Executive Vice President and Chief Financial Officer, and Director (Principal Financial Officer)	February 18, 2025
Michael L. Moehn

	/s/ Theresa A. Shaw	Senior Vice President, Finance, and Chief Accounting Officer (Principal Accounting Officer)	February 18, 2025
Theresa A. Shaw

	*	Director	February 18, 2025
Fadi M. Diya

	*	Director	February 18, 2025
Chonda J. Nwamu

*By	/s/ Michael L. Moehn		February 18, 2025
Michael L. Moehn
Attorney-in-Fact

AMEREN ILLINOIS COMPANY (registrant)

Date:	February 18, 2025	By	/s/ Leonard P. Singh
Leonard P. Singh Chairman and President
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

	/s/ Leonard P. Singh	Chairman and President, and Director (Principal Executive Officer)	February 18, 2025
Leonard P. Singh

	/s/ Michael L. Moehn	Senior Executive Vice President and Chief Financial Officer, and Director (Principal Financial Officer)	February 18, 2025
Michael L. Moehn

	/s/ Theresa A. Shaw	Senior Vice President, Finance, and Chief Accounting Officer, and Director (Principal Accounting Officer)	February 18, 2025
Theresa A. Shaw

	*	Director	February 18, 2025
Chonda J. Nwamu

	*	Director	February 18, 2025
Patrick E. Smith

*By	/s/ Michael L. Moehn		February 18, 2025
Michael L. Moehn
Attorney-in-Fact