Form 10-Q
period 2025-03-31
AMEREN CORP; Ameren Illinois Co; UNION ELECTRIC CO
filed 2025-05-05
CIK 1002910, 18654, 100826

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the Quarterly Period Ended March 31, 2025

OR

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from to

Commission File Number	Exact name of registrant as specified in its charter; State of Incorporation; Address and Telephone Number	IRS Employer Identification No.
1-14756	Ameren Corporation	43-1723446
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

Ameren Corporation	☐
Union Electric Company	☐
Ameren Illinois Company	☐
Indicate by check mark whether each registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Ameren Corporation	Yes	☐	No	☒
Union Electric Company	Yes	☐	No	☒
Ameren Illinois Company	Yes	☐	No	☒
The number of shares outstanding of each registrant’s classes of common stock as of April 30, 2025, was as follows:

Registrant	Title of each class of common stock	Shares outstanding
Ameren Corporation	Common stock, $0.01 par value per share	270,278,917
Union Electric Company	Common stock, $5 par value per share, held by Ameren Corporation	102,123,834
Ameren Illinois Company	Common stock, no par value, held by Ameren Corporation	25,452,373

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
2023 PRP – Preferred Resource Plan, Ameren Missouri’s preferred plan for meeting customers’ projected long-term energy needs, which was filed with the MoPSC in September 2023 as a part of its integrated resource plan.
2025 Change to the 2023 PRP – A change to Ameren Missouri’s 2023 PRP filed with the MoPSC in February 2025 reflecting certain modifications to Ameren Missouri’s preferred plan for meeting customers’ projected long-term energy needs.
Form 10-K – The combined Annual Report on Form 10-K for the year ended December 31, 2024, filed by the Ameren Companies with the SEC.

FORWARD-LOOKING STATEMENTS
Statements in this report not based on historical facts are considered “forward-looking” and, accordingly, involve risks and uncertainties that could cause actual results to differ materially from those discussed. Although such forward-looking statements have been made in good faith and are based on reasonable assumptions, there is no assurance that the expected results will be achieved. These statements include (without limitation) statements as to future expectations, beliefs, plans, projections, strategies, targets, estimates, objectives, events, conditions, and financial performance. In connection with the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995, we are providing this cautionary statement to identify important factors that could cause actual results to differ materially from those anticipated. The following factors, in addition to those discussed within Risk Factors in the Form 10-K, and elsewhere in this report and in our other filings with the SEC, could cause actual results to differ materially from management expectations suggested in such forward-looking statements:
•regulatory, judicial, or legislative actions, and any changes in regulatory policies and ratemaking determinations that may change regulatory recovery mechanisms, such as those that may result from Ameren Missouri’s natural gas delivery service regulatory rate review filed with the MoPSC in September 2024, Ameren Illinois’ appeal of the December 2023 and 2024 ICC orders for the MYRP electric distribution service regulatory rate review and June 2024 rehearing order to the Illinois Appellate Court for the Fifth Judicial District, Ameren Illinois’ electric distribution service revenue requirement reconciliation adjustment request filed with the ICC in April 2025, Ameren Illinois’ natural gas delivery service regulatory rate review filed with the ICC in January 2025, and the January and April 2025 appeals of FERC’s October 2024 and March 2025 orders by the MISO transmission owners, including Ameren Missouri, Ameren Illinois, and ATXI;
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
•Ameren Missouri’s ability to construct and/or acquire wind, solar, and other renewable energy generation facilities and battery storage, as well as natural gas-fired and nuclear energy centers, extend the operating license for the Callaway Energy Center, retire fossil fuel-fired energy centers, and implement new or existing customer energy-efficiency programs, including any such construction, acquisition, retirement, or implementation in connection with its Smart Energy Plan, preferred resource plan, or emissions reduction goals, and to recover its cost of investment, a related return, and, in the case of customer energy-efficiency programs, any lost electric revenues in a timely manner, each of which is affected by the ability to obtain all necessary regulatory and project approvals, including CCNs from the MoPSC or any other required approvals;
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
•the effects of changes in federal, state, or local laws and other domestic or international governmental actions, including monetary, fiscal, foreign trade, and energy policies, foreign trade tariffs, executive orders, or extended federal government shutdowns or defunding;
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
•the cost and availability of transmission capacity required for the energy generated by Ameren Missouri’s energy centers or as required to satisfy our energy sales;
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
•business, economic, geopolitical, and capital market conditions, including foreign trade tariffs or trade wars, evolving federal regulatory priorities, and the impact of such conditions on interest rates, inflation, and investments;
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
•the ability to maintain system reliability during and after the transition to clean energy generation by Ameren Missouri and the electric utility industry, as well as Ameren Missouri’s ability to meet existing or future generation capacity obligations;
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
•the impact of current environmental laws or their interpretation and new, more stringent, or changing requirements and environmental policies, including those related to NSR, CO2, NOx, SO2, and other emissions and discharges, Illinois emission standards, cooling water intake structures, CCR, energy efficiency, and wildlife protection, that could limit, terminate or otherwise modify the operation of certain of Ameren Missouri’s energy centers, increase our operating costs or investment requirements, result in an impairment of our assets, cause us to sell our assets, reduce our customers’ demand for electricity or natural gas, or otherwise have a negative financial effect;
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
•the impact of negative opinions of us or our utility services that our customers, investors, legislators, regulators, creditors, rating agencies, or other stakeholders may have or develop, which could result from a variety of factors, including failures in system reliability, failure to implement our investment plans or to protect sensitive customer information, increases in rates, negative media coverage, or concerns about company policies or practices;
•the impact of adopting new accounting and reporting guidance;
•the effects of strategic initiatives, including mergers, acquisitions, and divestitures;
•legal and administrative proceedings;
•pandemics or other significant global health events, and their impacts on our results of operations, financial position, and liquidity;
•the impacts of the Russian invasion of Ukraine and conflicts in the Middle East, related sanctions imposed by the United States and other governments, and any broadening of these or other global conflicts, including potential impacts on the cost and availability of fuel, natural gas, enriched uranium, and other commodities, materials, and services; and
•the inability of our counterparties to perform their obligations, disruptions in the capital and credit markets, prolonged government shutdowns or defunding, acts of sabotage or terrorism, including cyberattacks and physical attacks, and other impacts on business, economic, and geopolitical conditions, including inflation, foreign trade tariffs, trade wars, or recession.
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

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS.

AMEREN CORPORATION
CONSOLIDATED STATEMENT OF INCOME AND COMPREHENSIVE INCOME
(Unaudited) (In millions, except per share amounts)

	Three Months Ended March 31,
	2025	2024
Operating Revenues:
Electric	$1,622	$1,364
Natural gas	475	452
Total operating revenues	2,097	1,816
Operating Expenses:
Fuel and purchased power	502	328
Natural gas purchased for resale	169	151
Other operations and maintenance	485	470
Depreciation and amortization	367	361
Taxes other than income taxes	144	135
Total operating expenses	1,667	1,445
Operating Income	430	371
Other Income, Net	85	89
Interest Charges	175	154
Income Before Income Taxes	340	306
Income Taxes	50	44
Net Income	290	262
Less: Net Income Attributable to Noncontrolling Interests	1	1
Net Income Attributable to Ameren Common Shareholders	$289	$261

Net Income	$290	$262
Other Comprehensive Loss, Net of Taxes
Pension and other postretirement benefit plan activity, net of income taxes (benefit) of $— and $—, respectively	—	(1)
Unrealized net loss on derivative hedging instruments, net of income taxes (benefit) of $—, and $—, respectively	(4)	—
Comprehensive Income	286	261
Less: Comprehensive Income Attributable to Noncontrolling Interests	1	1
Comprehensive Income Attributable to Ameren Common Shareholders	$285	$260

Earnings per Common Share - Basic and Diluted	$1.07	$0.98

Weighted-average Common Shares Outstanding – Basic	270.0	266.4
Weighted-average Common Shares Outstanding – Diluted	271.4	266.8
The accompanying notes are an integral part of these consolidated financial statements.

AMEREN CORPORATION
CONSOLIDATED BALANCE SHEET
(Unaudited) (In millions, except per share amounts)

	March 31, 2025	December 31, 2024
ASSETS
Current Assets:
Cash and cash equivalents	$23	$7
Accounts receivable – trade (less allowance for doubtful accounts of $41 and $30, respectively)	667	525
Unbilled revenue	253	346
Miscellaneous accounts receivable	327	96
Inventories	669	762
Current regulatory assets	340	366
Other current assets	176	162
Total current assets	2,455	2,264
Property, Plant, and Equipment, Net	37,010	36,304
Investments and Other Assets:
Nuclear decommissioning trust fund	1,312	1,342
Goodwill	411	411
Regulatory assets (includes $459 and $465 related to VIEs, respectively)	2,569	2,397
Pension and other postretirement benefits	765	757
Other assets	1,143	1,123
Total investments and other assets	6,200	6,030
TOTAL ASSETS	$45,665	$44,598
LIABILITIES AND EQUITY
Current Liabilities:
Current maturities of long-term debt (includes $17 and $17 related to VIEs, respectively)	$17	$317
Short-term debt	1,252	1,143
Accounts and wages payable	702	1,059
Interest accrued	159	196
Customer deposits	223	223
Other current liabilities	510	475
Total current liabilities	2,863	3,413
Long-term Debt, Net (includes $449 and $448 related to VIEs, respectively)	18,354	17,262
Deferred Credits and Other Liabilities:
Accumulated deferred income taxes and tax credits, net	4,782	4,474
Regulatory liabilities	5,953	5,897
Asset retirement obligations	830	822
Other deferred credits and liabilities	535	487
Total deferred credits and other liabilities	12,100	11,680
Commitments and Contingencies (Notes 2, 9, and 10)
Shareholders’ Equity:
Common stock, $.01 par value, 400.0 shares authorized – shares outstanding of 270.3 and 269.9, respectively	3	3
Other paid-in capital, principally premium on common stock	7,524	7,513
Retained earnings	4,702	4,604
Accumulated other comprehensive loss	(10)	(6)
Total shareholders’ equity	12,219	12,114
Noncontrolling Interests	129	129
Total equity	12,348	12,243
TOTAL LIABILITIES AND EQUITY	$45,665	$44,598
The accompanying notes are an integral part of these consolidated financial statements.

AMEREN CORPORATION
CONSOLIDATED STATEMENT OF CASH FLOWS
(Unaudited) (In millions)
	Three Months Ended March 31,
	2025	2024
Cash Flows From Operating Activities:
Net income	$290	$262
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	395	379
Amortization of nuclear fuel	20	18
Amortization of debt issuance costs and premium/discounts	5	5
Deferred income taxes and tax credits, net	116	44
Allowance for equity funds used during construction	(16)	(9)
Stock-based compensation costs	7	8
Other	7	16
Changes in assets and liabilities:
Receivables	(68)	52
Inventories	93	54
Accounts and wages payable	(291)	(284)
Taxes accrued	(8)	70
Regulatory assets and liabilities	(70)	(95)
Assets, other	—	15
Liabilities, other	(10)	13
Pension and other postretirement benefits	(39)	(56)
Net cash provided by operating activities	431	492
Cash Flows From Investing Activities:
Capital expenditures	(1,064)	(890)
Nuclear fuel expenditures	(18)	(12)
Purchases of securities – nuclear decommissioning trust fund	(107)	(70)
Sales and maturities of securities – nuclear decommissioning trust fund	93	66
Other	9	—
Net cash used in investing activities	(1,087)	(906)
Cash Flows From Financing Activities:
Dividends on common stock	(191)	(178)
Dividends paid to noncontrolling interest holders	(1)	(1)
Short-term debt, net	108	332
Maturities of long-term debt	(300)	—
Issuances of long-term debt	1,099	347
Issuances of common stock	13	10
Employee payroll taxes related to stock-based compensation	(13)	(8)
Debt issuance costs	(11)	(5)
Net cash provided by financing activities	704	497
Net change in cash, cash equivalents, and restricted cash	48	83
Cash, cash equivalents, and restricted cash at beginning of year	328	272
Cash, cash equivalents, and restricted cash at end of period	$376	$355
The accompanying notes are an integral part of these consolidated financial statements.

AMEREN CORPORATION
CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY
(Unaudited) (In millions, except per share amounts)

	Three Months Ended March 31,
	2025	2024
Common Stock	$3	$3

Other Paid-in Capital:
Beginning of year	7,513	7,216
Shares issued under the DRPlus and 401(k) plan	15	10
Stock-based compensation activity	(4)	2
Other paid-in capital, end of period	7,524	7,228

Retained Earnings:
Beginning of year	4,604	4,136
Net income attributable to Ameren common shareholders	289	261
Dividends on common stock	(191)	(178)
Retained earnings, end of period	4,702	4,219

Accumulated Other Comprehensive Loss:
Derivative financial instruments, beginning of year	3	—
Change in derivative financial instruments	(4)	—
Derivative financial instruments, end of period	(1)	—
Deferred retirement benefit costs, beginning of year	(9)	(6)
Change in deferred retirement benefit costs	—	(1)
Deferred retirement benefit costs, end of period	(9)	(7)
Total accumulated other comprehensive loss, end of period	(10)	(7)
Total Shareholders’ Equity	$12,219	$11,443

Noncontrolling Interests:
Beginning of year	129	129
Net income attributable to noncontrolling interest holders	1	1
Dividends paid to noncontrolling interest holders	(1)	(1)
Noncontrolling interests, end of period	129	129
Total Equity	$12,348	$11,572

Common stock shares outstanding at beginning of year	269.9	266.3
Shares issued under the DRPlus and 401(k) plan	0.1	0.1
Shares issued for stock-based compensation	0.3	0.2
Common stock shares outstanding at end of period	270.3	266.6

Dividends per common share	$0.71	$0.67
The accompanying notes are an integral part of these consolidated financial statements.

UNION ELECTRIC COMPANY (d/b/a AMEREN MISSOURI)
CONSOLIDATED STATEMENT OF INCOME
(Unaudited) (In millions)

	Three Months Ended March 31,
	2025	2024
Operating Revenues:
Electric	$893	$714
Natural gas	64	61
Total operating revenues	957	775
Operating Expenses:
Fuel and purchased power	330	166
Natural gas purchased for resale	30	28
Other operations and maintenance	250	254
Depreciation and amortization	194	195
Taxes other than income taxes	89	87
Total operating expenses	893	730
Operating Income	64	45
Other Income, Net	43	44
Interest Charges	60	62
Income Before Income Taxes	47	27
Income Taxes	4	1
Net Income	43	26
Preferred Stock Dividends	1	1
Net Income Available to Common Shareholder	$42	$25
The accompanying notes as they relate to Ameren Missouri are an integral part of these consolidated financial statements.

UNION ELECTRIC COMPANY (d/b/a AMEREN MISSOURI)
CONSOLIDATED BALANCE SHEET
(Unaudited) (In millions, except per share amounts)

	March 31, 2025	December 31, 2024
ASSETS
Current Assets:
Cash and cash equivalents	$7	$—
Advances to money pool	—	43
Accounts receivable – trade (less allowance for doubtful accounts of $12 and $12, respectively)	236	209
Accounts receivable – affiliates	44	40
Unbilled revenue	128	170
Miscellaneous accounts receivable	272	33
Inventories	472	514
Current regulatory assets	119	66
Other current assets	85	70
Total current assets	1,363	1,145
Property, Plant, and Equipment, Net	19,228	18,788
Investments and Other Assets:
Nuclear decommissioning trust fund	1,312	1,342
Regulatory assets (includes $459 and $465 related to VIEs, respectively)	1,401	1,366
Pension and other postretirement benefits	212	211
Other assets	239	254
Total investments and other assets	3,164	3,173
TOTAL ASSETS	$23,755	$23,106
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Current maturities of long-term debt (includes $17 and $17 related to VIEs, respectively)	$17	$17
Short-term debt	629	—
Accounts and wages payable	335	629
Accounts payable – affiliates	42	50
Taxes accrued	77	29
Interest accrued	70	88
Other current liabilities	199	206
Total current liabilities	1,369	1,019
Long-term Debt, Net (includes $449 and $448 related to VIEs, respectively)	7,672	7,671
Long-term Debt, Net - Related Parties	57	57
Deferred Credits and Other Liabilities:
Accumulated deferred income taxes and tax credits, net	2,488	2,217
Regulatory liabilities	3,177	3,176
Asset retirement obligations	826	818
Other deferred credits and liabilities	176	150
Total deferred credits and other liabilities	6,667	6,361
Commitments and Contingencies (Notes 2, 8, 9, and 10)
Shareholders’ Equity:
Common stock, $5 par value, 150.0 shares authorized – 102.1 shares outstanding	511	511
Other paid-in capital, principally premium on common stock	3,201	3,201
Preferred stock	80	80
Retained earnings	4,198	4,206
Total shareholders’ equity	7,990	7,998
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$23,755	$23,106
The accompanying notes as they relate to Ameren Missouri are an integral part of these consolidated financial statements.

UNION ELECTRIC COMPANY (d/b/a AMEREN MISSOURI)
CONSOLIDATED STATEMENT OF CASH FLOWS
(Unaudited) (In millions)

	Three Months Ended March 31,
	2025	2024
Cash Flows From Operating Activities:
Net income	$43	$26
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	222	212
Amortization of nuclear fuel	20	18
Amortization of debt issuance costs and premium/discounts	2	2
Deferred income taxes and tax credits, net	104	27
Allowance for equity funds used during construction	(8)	(9)
Other	4	17
Changes in assets and liabilities:
Receivables	—	43
Inventories	42	9
Accounts and wages payable	(250)	(222)
Taxes accrued	(9)	92
Regulatory assets and liabilities	(81)	(24)
Assets, other	19	2
Liabilities, other	3	4
Pension and other postretirement benefits	(14)	(20)
Net cash provided by operating activities	97	177
Cash Flows From Investing Activities:
Capital expenditures	(658)	(466)
Nuclear fuel expenditures	(18)	(12)
Purchases of securities – nuclear decommissioning trust fund	(107)	(70)
Sales and maturities of securities – nuclear decommissioning trust fund	93	66
Money pool advances, net	43	—
Net cash used in investing activities	(647)	(482)
Cash Flows From Financing Activities:
Dividends on common stock	(50)	—
Dividends on preferred stock	(1)	(1)
Short-term debt, net	629	274
Money pool borrowings, net	—	(306)
Issuances of long-term debt	—	347
Debt issuance costs	—	(3)
Net cash provided by financing activities	578	311
Net change in cash, cash equivalents, and restricted cash	28	6
Cash, cash equivalents, and restricted cash at beginning of year	17	10
Cash, cash equivalents, and restricted cash at end of period	$45	$16
The accompanying notes as they relate to Ameren Missouri are an integral part of these consolidated financial statements.

UNION ELECTRIC COMPANY (d/b/a AMEREN MISSOURI)
CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY
(Unaudited) (In millions)

	Three Months Ended March 31,
	2025	2024
Common Stock	$511	$511

Other Paid-in Capital	3,201	2,725

Preferred Stock	80	80

Retained Earnings:
Beginning of year	4,206	3,647
Net income	43	26
Dividends on common stock	(50)	—
Dividends on preferred stock	(1)	(1)
Retained earnings, end of period	4,198	3,672

Total Shareholders’ Equity	$7,990	$6,988
The accompanying notes as they relate to Ameren Missouri are an integral part of these consolidated financial statements.

AMEREN ILLINOIS COMPANY (d/b/a AMEREN ILLINOIS)
STATEMENT OF INCOME
(Unaudited) (In millions)

	Three Months Ended March 31,
	2025	2024
Operating Revenues:
Electric	$689	$609
Natural gas	411	391
Total operating revenues	1,100	1,000
Operating Expenses:
Purchased power	175	164
Natural gas purchased for resale	139	123
Other operations and maintenance	236	210
Depreciation and amortization	159	153
Taxes other than income taxes	51	44
Total operating expenses	760	694
Operating Income	340	306
Other Income, Net	34	31
Interest Charges	62	55
Income Before Income Taxes	312	282
Income Taxes	76	67
Net Income Available to Common Shareholder	$236	$215
The accompanying notes as they relate to Ameren Illinois are an integral part of these financial statements.

AMEREN ILLINOIS COMPANY (d/b/a AMEREN ILLINOIS)
BALANCE SHEET
(Unaudited) (In millions)

	March 31, 2025	December 31, 2024
ASSETS
Current Assets:
Cash and cash equivalents	$4	$—
Accounts receivable – trade (less allowance for doubtful accounts of $29 and $18, respectively)	415	300
Accounts receivable – affiliates	22	15
Unbilled revenue	125	175
Miscellaneous accounts receivable	21	28
Inventories	193	244
Prepaid assets	54	59
Current regulatory assets	208	281
Other current assets	16	8
Total current assets	1,058	1,110
Property, Plant, and Equipment, Net	15,772	15,530
Investments and Other Assets:
Goodwill	411	411
Regulatory assets	1,143	1,011
Pension and other postretirement benefits	478	471
Other assets	731	697
Total investments and other assets	2,763	2,590
TOTAL ASSETS	$19,593	$19,230
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Current maturities of long-term debt	$—	$300
Short-term debt	189	88
Borrowings from money pool	—	37
Accounts and wages payable	293	324
Accounts payable – affiliates	71	74
Interest accrued	57	59
Customer deposits	187	185
Current regulatory liabilities	89	79
Other current liabilities	159	172
Total current liabilities	1,045	1,318
Long-term Debt, Net	5,897	5,549
Long-term Debt, Net – Related Parties	3	3
Deferred Credits and Other Liabilities:
Accumulated deferred income taxes and tax credits, net	2,193	2,143
Regulatory liabilities	2,625	2,573
Other deferred credits and liabilities	298	273
Total deferred credits and other liabilities	5,116	4,989
Commitments and Contingencies (Notes 2, 8, and 9)
Shareholders’ Equity:
Common stock, no par value, 45.0 shares authorized – 25.5 shares outstanding	—	—
Other paid-in capital	3,056	3,056
Preferred stock	49	49
Retained earnings	4,427	4,266
Total shareholders’ equity	7,532	7,371
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$19,593	$19,230
The accompanying notes as they relate to Ameren Illinois are an integral part of these financial statements.

AMEREN ILLINOIS COMPANY (d/b/a AMEREN ILLINOIS)
STATEMENT OF CASH FLOWS
(Unaudited) (In millions)

	Three Months Ended March 31,
	2025	2024
Cash Flows From Operating Activities:
Net income	$236	$215
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	159	153
Amortization of debt issuance costs and premium/discounts	2	1
Deferred income taxes and tax credits, net	29	27
Allowance for equity funds used during construction	(7)	—
Other	3	5
Changes in assets and liabilities:
Receivables	(78)	1
Inventories	51	49
Accounts and wages payable	(34)	(31)
Taxes accrued	—	64
Regulatory assets and liabilities	8	(66)
Assets, other	(18)	11
Liabilities, other	8	8
Pension and other postretirement benefits	(17)	(22)
Net cash provided by operating activities	342	415
Cash Flows From Investing Activities:
Capital expenditures	(363)	(373)
Other	—	1
Net cash used in investing activities	(363)	(372)
Cash Flows From Financing Activities:
Dividends on common stock	(75)	—
Short-term debt, net	101	58
Money pool borrowings, net	(37)	(81)
Maturities of long-term debt	(300)	—
Issuances of long-term debt	350	—
Debt issuance costs	(4)	—
Net cash provided by (used in) financing activities	35	(23)
Net change in cash, cash equivalents, and restricted cash	14	20
Cash, cash equivalents and restricted cash at beginning of year	302	234
Cash, cash equivalents, and restricted cash at end of period	$316	$254
The accompanying notes as they relate to Ameren Illinois are an integral part of these financial statements.

AMEREN ILLINOIS COMPANY (d/b/a AMEREN ILLINOIS)
STATEMENT OF SHAREHOLDERS’ EQUITY
(Unaudited) (In millions)

	Three Months Ended March 31,
	2025	2024
Common Stock	$—	$—

Other Paid-in Capital	3,056	3,020

Preferred Stock	49	49

Retained Earnings:
Beginning of year	4,266	3,756
Net income	236	215
Dividends on common stock	(75)	—
Retained earnings, end of period	4,427	3,971

Total Shareholders’ Equity	$7,532	$7,040
The accompanying notes as they relate to Ameren Illinois are an integral part of these financial statements.

AMEREN CORPORATION (Consolidated)
UNION ELECTRIC COMPANY (Consolidated) (d/b/a Ameren Missouri)
AMEREN ILLINOIS COMPANY (d/b/a Ameren Illinois)
COMBINED NOTES TO FINANCIAL STATEMENTS
(Unaudited)
March 31, 2025
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
Our accounting policies conform to GAAP. Our financial statements reflect all adjustments (which include normal, recurring adjustments) that are necessary, in our opinion, for a fair statement of our results. The preparation of financial statements in conformity with GAAP requires management to make certain estimates and assumptions. Such estimates and assumptions affect reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the dates of financial statements, and the reported amounts of revenues and expenses during the reported periods. Actual results could differ from those estimates. The results of operations for an interim period may not give a true indication of results that may be expected for a full year. These financial statements contained in this Form 10-Q should be read in conjunction with the financial statements and accompanying notes included in the Form 10-K.
Variable Interest Entities
Variable Interest Entities that are Consolidated
AMF was formed in 2024, for the purpose of issuing and servicing securitized utility tariff bonds related to costs for the accelerated retirement of the Rush Island Energy Center. Ameren Missouri is the primary beneficiary of this entity because it has the power to direct the activities that most significantly impact the economic performance of the company, as well as the obligation to absorb losses or the right to receive benefits from the company. The entity is considered a variable interest entity primarily because its equity capitalization is insufficient to support its operations. The entity’s primary assets and liabilities are comprised of regulatory assets related to the unrecovered net plant balance associated with the facility, among other costs, and long-term debt. Ameren and Ameren Missouri consolidate AMF, which Ameren Missouri wholly owns, and both manages and controls the entity’s operating activities. For additional information on the securitization of the Rush Island Energy Center costs, see Note 2 – Rate and Regulatory Matters under Part II, Item 8, of the Form 10-K. For additional information on the securitized tariff bond issuance, see Note 5 – Long-term Debt and Equity Financings under Part II, Item 8, of the Form 10‑K.

The following table presents the carrying values of AMF’s assets and liabilities included on Ameren’s and Ameren Missouri’s consolidated balance sheets as of March 31, 2025 and December 31, 2024:

	2025	2024
Unbilled revenue(a)	$2	$—
Other current assets(a)	15	2
Noncurrent regulatory assets(a)	459	465
Current maturities of long-term debt(b)	17	17
Interest accrued (b)	6	1
Current regulatory liabilities(c)	5	—
Long-term debt, net(b)	449	448
(a)Assets may be used only to meet AMF’s obligations and commitments.
(b)The securitized tariff bondholders have no recourse to Ameren Missouri.
(c)Included in “Other current liabilities” on Ameren Missouri’s balance sheet.
Variable Interest Entities that are Not Consolidated
As of March 31, 2025, and December 31, 2024, Ameren had unconsolidated variable interests in various equity method investments, primarily to advance clean and resilient energy technologies, totaling $71 million and $74 million, respectively, included in “Other assets” on Ameren’s consolidated balance sheet. Any earnings or losses related to these investments are included in “Other Income, Net” on Ameren’s consolidated statement of income and comprehensive income. Ameren is not the primary beneficiary of these investments because it does not have the power to direct matters that most significantly affect the activities of these variable interest entities. As of March 31, 2025, Ameren’s maximum exposure to loss related to these variable interest entities is limited to the investment in these partnerships of $71 million plus associated outstanding funding commitments of $34 million.
COLI
Ameren (parent) and Ameren Illinois have COLI, which is recorded at the net cash surrender value. The net cash surrender value is the amount that can be realized under the insurance policies at the balance sheet date. As of March 31, 2025, the cash surrender value of COLI at Ameren and Ameren Illinois was $259 million (December 31, 2024 – $260 million) and $120 million (December 31, 2024 – $118 million), respectively, while total borrowings against the policies were $110 million (December 31, 2024 – $110 million) at both Ameren and Ameren Illinois. Ameren and Ameren Illinois have the right to offset the borrowings against the cash surrender value of the policies and, consequently, present the net asset in “Other assets” on their respective balance sheets. The net cash surrender value of Ameren’s COLI is affected by the investment performance of a separate account in which Ameren holds a beneficial interest.
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
Missouri
Missouri Senate Bill 4
In April 2025, Missouri Senate Bill 4 was enacted and will become effective in August 2025. The law includes certain provisions that affect the regulation of Ameren Missouri’s electric and natural gas businesses. These provisions create modifications to the PISA and integrated resource planning, allow the MoPSC to authorize inclusion of construction work in progress in rate base for new natural gas-fired generation facilities and new generation facilities approved through integrated resource planning, and allow natural gas utilities to file regulatory rate reviews using a future test year, among other things.
Pursuant to the law, the PISA has been modified to include new natural gas generating units placed in service after the effective date of the law as qualifying property, plant, and equipment eligible for deferral and recovery of 85% of the related depreciation expense. These new natural gas generating units will also be included in the 85% of rate base allowed to earn a return at the applicable WACC under the PISA. The law also reduced the annual limit on increases to the electric service revenue requirement used to set customer rates, compared to the revenue requirement established in the immediately preceding rate order, due to the inclusion of incremental PISA deferrals in the revenue requirement. The annual limit currently in effect is 2.5% and will change to 2.25%, prorated monthly, for revenue requirements approved by the MoPSC after August 2025. Furthermore, the PISA's effective date has been extended through 2035, unless Ameren Missouri requests and receives MoPSC approval of an extension through 2040.
In addition, the law also made modifications to integrated resource planning, which requires Missouri electric utilities to file plans for meeting their customers' long-term energy needs. By August 2027, the MoPSC will publish a schedule for Missouri electric utilities to file integrated resource plans every four years. The MoPSC will be required to issue an order on the plans and shall determine whether the electric utility has submitted sufficient documentation and selected preferred resource plans representing a reasonable and prudent means of the utility's load serving obligations at just and reasonable rates. In making this determination, the MoPSC shall consider whether the plans appropriately balance specific factors described in the law. If the MoPSC approves the plans, requests for CCNs for new generation facilities to be constructed or acquired as a part of the approved plans shall be deemed necessary and convenient and the scope of the CCN proceedings to review projects will be limited. The approved generation facilities will also be eligible to include construction work in progress in rate base, subject to MoPSC approval, which would improve the timeliness of cash recovery. Utilities are not allowed to capitalize allowance for funds used during construction on amounts included in rate base under this provision. The amount of construction work in progress to be included in rate base is limited to prudently incurred expenditures made within the construction period for the facility.
Further, outside of the integrated resource planning process discussed above, the law allows a Missouri electric utility to request that the MoPSC authorize the inclusion of construction work in progress for new natural gas-fired generation facilities in rate base. Under this provision, utilities are not allowed to capitalize allowance for funds used during construction on projects approved to include construction work in progress in rate base. The amount of construction work in progress to be included in rate base is limited to prudently incurred expenditures made within the construction period for the facility. The provisions allowing for the inclusion of construction work in progress on natural gas-fired generation in rate base expire in December 2035, unless Ameren Missouri requests and receives MoPSC approval of an extension through 2045.
Also, beginning in July 2026 the law allows natural gas utilities to file regulatory rate reviews using a future test year, subject to MoPSC approval. If a natural gas utility is allowed to use a future test year, a reconciliation of the actual rate base and certain forecasted costs will be performed 45 days after the end of the test year. If a given year’s actual revenue requirement is less than the revenue requirement approved by the MoPSC due to changes in rate base or certain other costs, an adjustment is made to reduce natural gas operating revenues with an offset to a regulatory liability to reflect that test year’s amounts. The regulatory liability will then be refunded to customers in the next regulatory rate review and will accrue carrying costs at the applicable WACC.
April 2025 MoPSC Electric Rate Order
In April 2025, the MoPSC issued an order in Ameren Missouri’s 2024 electric service regulatory rate review, approving nonunanimous stipulations and agreements. The order authorizes an increase of $355 million to Ameren Missouri’s annual revenue requirement for electric retail service, effective June 1, 2025. The approved revenue requirement was based on infrastructure investments as of December 31, 2024. The order did not explicitly specify an ROE, capital structure, rate base, or any rate base disallowances. The order provides for the continued use of all existing riders and trackers. The order also changed annualized depreciation, regulatory asset and liability amortization amounts, and the base level of expenses for trackers. On an annualized basis, these changes reflect an increase in “Depreciation and amortization” of approximately $70 million, among other expense changes, on Ameren’s and Ameren Missouri’s consolidated statements of income.
2024 Natural Gas Delivery Service Regulatory Rate Review
In September 2024, Ameren Missouri filed a request with the MoPSC seeking approval to increase its annual revenues for natural gas delivery service. In May 2025, Ameren Missouri filed an updated request seeking approval to increase its annual revenues for natural gas delivery service by $38 million. The natural gas rate increase request is based on a 10.25% ROE, a capital structure composed of 52% common equity, a rate base of $525 million, and a test year ended March 31, 2024, with certain pro-forma adjustments allowed through the true-up date of December 31, 2024. The request includes the continued use of all of Ameren Missouri’s existing riders and trackers. The natural gas rate increase request reflects investments in infrastructure to ensure the safe delivery of natural gas.
In May 2025, the MoPSC staff recommended an increase to Ameren Missouri’s annual revenues for natural gas delivery service of $32 million based on a 9.64% ROE, a capital structure composed of 52% common equity as of the true-up date of December 31, 2024, and a rate base of $482 million. The MoPSC staff supported the continued use of all of Ameren Missouri’s existing riders and trackers.
The MoPSC proceeding relating to the proposed natural gas delivery service rate changes will take place over 11 months, with a decision by the MoPSC expected by August 2025 and new rates effective by September 2025. Ameren Missouri cannot predict the level of any natural gas delivery service rate change the MoPSC may approve, whether the requested regulatory recovery mechanisms will be continued, or whether any rate change that may eventually be approved will be sufficient for Ameren Missouri to recover its costs and earn a reasonable return on its investments when the rate change goes into effect.

Generation Facilities
Ameren Missouri, and certain subsidiaries of Ameren Missouri, are parties to agreements to acquire and/or construct various generation facilities. The solar generation facilities are eligible for recovery under the PISA. The Castle Bluff Natural Gas Project is also eligible for recovery under the PISA pursuant to Missouri Senate Bill 4 discussed above. The following table provides information with respect to each agreement:

	Agreement type	Facility size	Status of MoPSC CCN	Status of FERC approval of acquisition	In-service date(a)
Vandalia Solar Project(b)(c)	Self-build	50-MW	Approved March 2024	Not applicable	Fourth quarter 2025
Bowling Green Solar Project(b)(c)	Self-build	50-MW	Approved March 2024	Not applicable	First quarter 2026
Split Rail Solar Project(b)(c)	Build-transfer	300-MW	Approved March 2024	Received November 2024	Mid-2026
Castle Bluff Natural Gas Project(b)	Self-build	800-MW	Approved October 2024	Not applicable	Fourth quarter 2027
(a)In-service dates are dependent on the timing of construction completion, among other things.
(b)These projects collectively represent approximately $1.7 billion of capital expenditures.
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
Illinois
MYRP
In December 2024, the ICC issued an order in connection with a revised Grid Plan and a revised MYRP filed by Ameren Illinois in March 2024, approving revenue requirements for electric distribution services for 2024 through 2027 of $1,206 million, $1,287 million, $1,367 million, and $1,421 million, respectively. Using the 2023 revenue requirement as a starting point, the approved revenue requirements in the ICC’s December 2024 order represent a cumulative four-year increase of $308 million. Rate changes consistent with the December 2024 order became effective in December 2024. In January 2025, Ameren Illinois filed a request for rehearing of the ICC’s December 2024 order to revise the allowed ROE and to include an asset associated with other postretirement benefits in the rate base, among other things. Subsequently, in February 2025, the ICC denied the rehearing request. In March 2025, Ameren Illinois filed an appeal of the ICC’s December 2024 order to the Illinois Appellate Court for the Fifth Judicial District. In addition, Ameren Illinois filed an appeal related to orders issued by the ICC in December 2023 and June 2024 related to the MYRP proceeding. The appellate court is under no deadline to address the appeals, and Ameren Illinois cannot predict the ultimate outcome of the appeals.
2024 Electric Distribution Service Revenue Requirement Reconciliation Adjustment
In April 2025, Ameren Illinois filed a reconciliation adjustment to its 2024 electric distribution service revenue requirement with the ICC, requesting recovery of $61 million. The adjustment reflects Ameren Illinois’ actual 2024 recoverable costs, 2024 year-end rate base, and a capital structure composed of 50% common equity. An ICC decision in this proceeding is required by December 2025, and any approved adjustment would be collected from customers in 2026.
Electric Energy Efficiency Plan
In February 2025, Ameren Illinois filed an energy-efficiency plan with the ICC, which includes annual investments in electric energy-efficiency programs up to $126 million per year from 2026 through 2029. The ICC has the ability to reduce the amount of electric energy-efficiency savings goals in future program years if there are insufficient cost-effective programs available, which could reduce the investments in electric energy-efficiency programs. A decision by the ICC in this proceeding is expected by September 2025.
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
MISO Long-Range Transmission Projects CCN
In 2022, the MISO approved the first tranche of projects related to a preliminary long-range transmission planning roadmap of projects through 2039. A portion of these projects were assigned or awarded via a competitive bidding process to various utilities, including Ameren. In 2024, Ameren Illinois and ATXI filed a request for a CCN, among other things, with the ICC related to the portion of the MISO long-range transmission projects they will construct within the ICC’s jurisdiction. A decision by the ICC is expected by mid-2025.
Federal
MISO Transmission Rate Incentives
In 2024, the MISO approved a first set of second tranche projects related to its preliminary long-range transmission planning roadmap of projects through 2039. A portion of these projects were assigned to Ameren and are estimated to cost approximately $1.3 billion, based on the MISO’s cost estimate. In May 2025, the MISO and Ameren Services, on behalf of Ameren Missouri, Ameren Illinois, and ATXI, filed a request with the FERC to allow transmission rate incentives relating to the second tranche projects assigned to Ameren. If approved by the FERC, the incentives would allow construction work in progress to be included in rate base for projects constructed by ATXI, thereby improving the timeliness of cash recovery, and would allow recovery of prudently incurred costs, subject to FERC approval, for any portion of the projects if they are abandoned for reasons beyond the control of Ameren. If approved, ATXI would not capitalize allowance for funds used during construction on the related projects. A decision by the FERC is expected by the end of 2025.
FERC ROE Complaint Cases
Since November 2013, the allowed base ROE for FERC-regulated transmission rate base under the MISO tariff has been subject to customer complaint cases and has been changed by various FERC orders. In October 2024, the FERC issued an order, which decreased the allowed base ROE from 10.02% to 9.98% and required refunds, with interest, for the periods from November 2013 to February 2015 and from late September 2016 forward. In November 2024, the MISO transmission owners, including Ameren Missouri, Ameren Illinois, and ATXI, filed a request for rehearing with the FERC, arguing, among other things, the FERC should not have ordered refunds back to September 2016 or imposed interest on those refunds. Also in November 2024, another intervenor filed a request for rehearing with the FERC, requesting the FERC correct aspects of the ROE methodology used in the October 2024 order and reconsider its decision in a February 2015 complaint case to deny refunds for the period from February 2015 to May 2016. In January 2025, the MISO transmission owners, including Ameren Missouri, Ameren Illinois, and ATXI, filed an appeal of the October 2024 order to the United States Court of Appeals for the District of Columbia Circuit. In March 2025, the FERC issued an order rejecting all rehearing requests. In April 2025, the MISO transmission owners, including Ameren Missouri, Ameren Illinois, and ATXI, filed an appeal of the March 2025 order to the United States Court of Appeals for the District of Columbia Circuit.
As of March 31, 2025, Ameren and Ameren Illinois had recorded liabilities in "Current regulatory liabilities" on their balance sheets of $11 million and $7 million, respectively, to reflect the expected refunds, including interest, associated with the allowed base ROE set by the October 2024 order.
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
Short-term Borrowings
The Missouri Credit Agreement and the Illinois Credit Agreement are available to support issuances under Ameren (parent)’s, Ameren Missouri’s, and Ameren Illinois’ commercial paper programs, respectively, subject to borrowing sublimits, and to support the issuance of letters of credit. As of March 31, 2025, based on commercial paper outstanding and letters of credit issued under the Credit Agreements, along with cash and cash equivalents, the net liquidity available to Ameren (parent), Ameren Missouri, and Ameren Illinois, collectively, was $1.3 billion. The Ameren Companies were in compliance with the covenants in their Credit Agreements as of March 31, 2025. As of March 31, 2025, the ratios of consolidated indebtedness to consolidated total capitalization, calculated in accordance with the provisions of the Credit Agreements, were 61%, 50%, and 45% for Ameren, Ameren Missouri, and Ameren Illinois, respectively.

The following table presents commercial paper outstanding, net of issuance discounts, as of March 31, 2025, and December 31, 2024. There were no borrowings outstanding under the Credit Agreements as of March 31, 2025, or December 31, 2024.

	March 31, 2025	December 31, 2024
Ameren (parent)	$434	$1,055
Ameren Missouri	629	—
Ameren Illinois	189	88
Ameren consolidated	$1,252	$1,143
The following table summarizes the activity and relevant interest rates for Ameren (parent)’s, Ameren Missouri’s, and Ameren Illinois’ commercial paper issuances under the Credit Agreements for the three months ended March 31, 2025 and 2024:

	Ameren (parent)	Ameren Missouri	Ameren Illinois	Ameren Consolidated
2025
Average daily amount outstanding	$898	$313	$82	$1,293
Weighted-average interest rate	4.61%	4.59%	4.56%	4.60%
Peak amount outstanding during period(a)	$1,139	$630	$189	$1,603
Peak interest rate	4.75%	4.70%	4.69%	4.75%
2024
Average daily amount outstanding	$—	$135	$336	$471
Weighted-average interest rate	—%	5.53%	5.58%	5.57%
Peak amount outstanding during period(a)	$—	$444	$425	$869
Peak interest rate	—%	5.68%	5.68%	5.68%
(a)The timing of peak outstanding commercial paper issuances under the Credit Agreements varies by company. Therefore, the sum of individual company peak amounts may not equal the Ameren consolidated peak amount for the period.
Money Pools
Ameren has money pool agreements with and among its subsidiaries to coordinate and provide for certain short-term cash and working capital requirements. The average interest rate for borrowings under the utility money pool for the three months ended March 31, 2025, was 4.52% (2024 – 5.32%). See Note 8 – Related-party Transactions for the amount of interest income and expense from the utility money pool agreements recorded by Ameren Missouri and Ameren Illinois for the three months ended March 31, 2025 and 2024.
NOTE 4 – LONG-TERM DEBT AND EQUITY FINANCINGS
Ameren
For the three months ended March 31, 2025, Ameren issued a total of 0.1 million shares of common stock, under its DRPlus and 401(k) plan, and received proceeds of $6 million. As of March 31, 2025, Ameren had a receivable of $9 million related to issuances of common stock under its DRPlus and 401(k) plan. In addition, in the first quarter of 2025, Ameren issued 0.3 million shares of common stock valued at $25 million upon the settlement of stock-based compensation awards.
There were no shares issued under the ATM program during the three months ended March 31, 2025. As of March 31, 2025, Ameren had approximately $230 million of common stock available for sale under the ATM program, which takes into account the forward sale agreements in effect as of March 31, 2025, discussed below.

The forward sale agreements outstanding as of March 31, 2025, can be settled at Ameren’s discretion on or prior to dates ranging from January 23, 2026 to March 6, 2026. On a settlement date or dates, if Ameren elects to physically settle a forward sale agreement, Ameren will issue shares of common stock to the counterparties at the then-applicable forward sale price. The initial forward sale price for the agreements ranged from $81.00 to $98.66, with an average initial forward sale price of $91.02. Each initial forward sale price is subject to adjustment based on a floating interest rate factor equal to the overnight bank funding rate less a spread of 75 basis points, and will be subject to decrease on certain dates specified in the forward sale agreements by specified amounts related to expected dividends on shares of the common stock during the term of the forward sale agreements. If the overnight bank funding rate is less than or more than the spread on any day, the interest rate factor will result in a reduction or an increase, respectively, of the forward sale price. The forward sale agreements will be physically settled unless Ameren elects to settle in cash or to net share settle. At March 31, 2025, Ameren could have settled the forward sale agreements with physical delivery of 5.8 million shares of common stock to the respective counterparties in exchange for cash of $530 million. Alternatively, the forward sale agreements could have also been settled at March 31, 2025, with delivery of approximately $55 million of cash or approximately 0.6 million shares of common stock to the counterparties. In connection with the forward sale agreements outstanding at March 31, 2025, the various counterparties, or their affiliates, borrowed from third parties and sold 5.8 million shares of common stock. The gross sales price of these shares totaled $535 million. Ameren does not receive any proceeds from such sales of borrowed shares. The forward sale agreements have been classified as equity transactions.
In March 2025, Ameren (parent) issued $750 million of 5.375% senior unsecured notes due March 2035, with interest payable semiannually on March 15 and September 15 of each year, beginning September 15, 2025. Net proceeds from this issuance were used for general corporate purposes, including the repayment of short-term debt.
Ameren Missouri
In April 2025, Ameren Missouri issued $500 million of 5.25% first mortgage bonds due April 2035, with interest payable semiannually on April 15 and October 15 of each year, beginning October 15, 2025. Net proceeds from this issuance were used to repay short-term debt.
Ameren Illinois
In March 2025, Ameren Illinois issued $350 million of 5.625% first mortgage bonds due March 2055, with interest payable semiannually on March 1 and September 1 of each year, beginning September 1, 2025. Net proceeds from this issuance were used to repay $300 million principal amount of its 3.25% senior secured notes that matured in March 2025 and short-term debt.
Indenture Provisions and Other Covenants
See Note 5 – Long-term Debt and Equity Financings under Part II, Item 8, of the Form 10-K for a description of our indenture provisions and other covenants, as well as restrictions on the payment of dividends. At March 31, 2025, the Ameren Companies were in compliance with the provisions and covenants contained in their indentures and articles of incorporation, as applicable, and ATXI was in compliance with the provisions and covenants contained in its note purchase agreements.
Off-balance-sheet Arrangements
At March 31, 2025, none of the Ameren Companies had any material off-balance-sheet financing arrangements, other than their investment in unconsolidated variable interest entities, letters of credit, and the multiple forward sale agreements under the ATM program relating to common stock. See Note 1 – Summary of Significant Accounting Policies for further detail concerning variable interest entities.

NOTE 5 – OTHER INCOME, NET
The following table presents the components of “Other Income, Net” in the Ameren Companies’ statements of income for the three months ended March 31, 2025 and 2024:

	Three Months
	2025	2024
Ameren:
Allowance for equity funds used during construction	$16	$9
Other interest income	11	8
Non-service cost components of net periodic benefit income(a)	66	76
Miscellaneous income	3	2
Earnings (losses) related to equity method investments	(4)	—
Donations	(2)	(2)
Miscellaneous expense	(5)	(4)
Total Other Income, Net	$85	$89
Ameren Missouri:
Allowance for equity funds used during construction	$8	$9
Other interest income	2	2
Non-service cost components of net periodic benefit income(a)	35	35
Miscellaneous income	1	1
Donations	(1)	(1)
Miscellaneous expense	(2)	(2)
Total Other Income, Net	$43	$44
Ameren Illinois:
Allowance for equity funds used during construction	$7	$—
Other interest income	9	6
Non-service cost components of net periodic benefit income	20	27
Miscellaneous income	2	1
Donations	(1)	(1)
Miscellaneous expense	(3)	(2)
Total Other Income, Net	$34	$31
(a)For the three months ended March 31, 2025 and 2024, the non-service cost components of net periodic benefit income were adjusted by amounts deferred of $(16) million and $(9) million, respectively, due to a regulatory tracking mechanism for the difference between the level of such costs incurred by Ameren Missouri under GAAP and the level of such costs included in rates. See Note 11 – Retirement Benefits for additional information.
NOTE 6 – DERIVATIVE FINANCIAL INSTRUMENTS
We use derivatives to manage the risk of changes in market prices for natural gas, power, and interest rates, as well as the risk of changes in rail transportation surcharges through fuel oil hedges. Such price fluctuations may cause the following:
•an unrealized appreciation or depreciation of our contracted commitments to purchase or sell when purchase or sale prices under the commitments are compared with current commodity prices;
•market values of natural gas inventories that differ from the cost of this commodity in inventory;
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

If we determine that a contract meets the definition of a derivative and is not eligible for the NPNS exception, we review the contract to determine whether the resulting gains or losses qualify for regulatory deferral. Derivative contracts that qualify for regulatory deferral are recorded at fair value, with changes in fair value recorded as regulatory assets or liabilities in the period in which the change occurs. We believe derivative losses and gains deferred as regulatory assets and liabilities are probable of recovery, or refund, through future rates charged to customers. Regulatory assets and liabilities are amortized to operating income as related losses and gains are reflected in rates charged to customers. Therefore, gains and losses on these derivatives have no effect on operating income. As of March 31, 2025, and December 31, 2024, all commodity contracts that met the definition of a derivative and were not eligible for the NPNS exception received regulatory deferral. Interest rate hedges discussed below do not receive regulatory deferral and were included in accumulated OCI. The cash flows from our derivative financial instruments follow the cash flow classification of the hedged item.
Starting in 2024, Ameren (parent) entered into interest rate swaps to hedge a portion of its interest rate risk on cash flows related to forecasted debt issuances through 2026. The interest rate swaps are designated as cash flow hedges and the corresponding changes in fair value each period are initially recorded on the balance sheet in “Accumulated other comprehensive loss” and reclassified into earnings when the debt is issued and the corresponding interest payments affect earnings during the debt term. As of March 31, 2025, and December 31, 2024, Ameren had interest rate swaps with notional amounts of $280 million and $140 million respectively. Ameren recorded an unrealized net loss on the change in fair value of interest rate swaps of $4 million to "Accumulated other comprehensive loss" for the period ending March 31, 2025.
The following table presents open gross commodity contract volumes by commodity type for derivative assets and liabilities as of March 31, 2025, and December 31, 2024. As of March 31, 2025, these contracts extended through October 2028, October 2030 and May 2032 for fuel oils, natural gas, and power, respectively.

	Quantity (in millions, except as indicated)
	March 31, 2025			December 31, 2024
Commodity	Ameren Missouri	Ameren Illinois	Ameren	Ameren Missouri	Ameren Illinois	Ameren
Fuel oils (in gallons)	24	—	24	23	—	23
Natural gas (in mmbtu)	47	221	268	45	213	258
Power (in MWhs)	—	4	4	—	4	4
The following table presents the carrying value and balance sheet location of all derivative commodity contracts, none of which were designated as hedging instruments because all qualify for regulatory deferral, as of March 31, 2025, and December 31, 2024:

		March 31, 2025			December 31, 2024
	Balance Sheet Location	Ameren Missouri	Ameren Illinois	Ameren	Ameren Missouri	Ameren Illinois	Ameren
Natural gas	Other current assets	4	11	15	2	2	4
	Other assets	2	5	7	2	4	6
Power	Other current assets	5	—	5	6	—	6
	Total assets	$11	$16	$27	$10	$6	$16
Fuel oils	Other current liabilities	$2	$—	$2	$2	$—	$2
	Other deferred credits and liabilities	1	—	1	2	—	2
Natural gas	Other current liabilities	2	6	8	5	22	27
	Other deferred credits and liabilities	7	14	21	6	13	19
Power	Other current liabilities	—	7	7	—	10	10
	Other deferred credits and liabilities	—	60	60	—	43	43
	Total liabilities	$12	$87	$99	$15	$88	$103
The Ameren Companies elect to present the fair value amounts of derivative assets and derivative liabilities subject to an enforceable master netting arrangement or similar agreement at the gross amounts on the balance sheet. However, if the gross amounts recognized on the balance sheet were netted with derivative instruments and cash collateral received or posted, the net amounts would not be materially different from the gross amounts at March 31, 2025, and December 31, 2024.
Credit Risk
In determining our concentrations of credit risk related to derivative instruments, we review our individual counterparties and categorize each counterparty into groupings according to the primary business in which each engages. As of March 31, 2025, if counterparty groups were to fail completely to perform on contracts, the Ameren Companies’ maximum exposure related to derivative assets, predominantly from financial institutions, would have been immaterial with or without consideration of the application of master netting arrangements or similar agreements and collateral held.

Certain of our derivative instruments contain collateral provisions tied to the Ameren Companies’ credit ratings. If our credit ratings were downgraded below investment grade, or if a counterparty with reasonable grounds for uncertainty regarding our ability to satisfy an obligation requested adequate assurance of performance, additional collateral postings might be required. The additional collateral required is the net liability position allowed under master netting arrangements or similar agreements, assuming (1) the credit risk-related contingent features underlying these arrangements were triggered and (2) those counterparties with rights to do so requested collateral. As of March 31, 2025, the aggregate fair value of derivative instruments with credit risk-related contingent features in a gross liability position, the cash collateral posted, and the aggregate amount of additional collateral that counterparties could require were each immaterial to Ameren, Ameren Missouri, and Ameren Illinois.
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
We consider nonperformance risk in our valuation of derivative instruments by analyzing our own credit standing and the credit standing of our counterparties, and by considering any credit enhancements (e.g., collateral). Included in our valuation, and based on current market conditions, is a valuation adjustment for counterparty default derived from market data such as the price of credit default swaps, bond yields, and credit ratings. No material gains or losses related to valuation adjustments for counterparty default risk were recorded at Ameren, Ameren Missouri, or Ameren Illinois in the three months ended March 31, 2025 or 2024. At March 31, 2025, and December 31, 2024, the counterparty default risk valuation adjustment related to derivative contracts was immaterial for Ameren, Ameren Missouri, and Ameren Illinois.
The following table sets forth, by level within the fair value hierarchy, our assets and liabilities measured at fair value on a recurring basis as of March 31, 2025, and December 31, 2024:

	March 31, 2025					December 31, 2024
	Level 1	Level 2	Level 3	Total		Level 1	Level 2	Level 3	Total
Assets:
Ameren Missouri
Derivative assets – commodity contracts:
Natural gas	—	5	1	6		—	4	—	4
Power	—	—	5	5		—	—	6	6
Total derivative assets – commodity contracts	$—	$5	$6	$11		$—	$4	$6	$10
Nuclear decommissioning trust fund:
Equity securities:
U.S. large capitalization	$868	$—	$—	$868		$911	$—	$—	$911
Debt securities:
U.S. Treasury and agency securities	—	188	—	188		—	191	—	191
Corporate bonds	—	156	—	156		—	145	—	145
Other	—	92	—	92		—	86	—	86
Total nuclear decommissioning trust fund	$868	$436	$—	$1,304	(a)	$911	$422	$—	$1,333	(a)
Total Ameren Missouri	$868	$441	$6	$1,315		$911	$426	$6	$1,343
Ameren Illinois
Derivative assets – commodity contracts:
Natural gas	$2	$9	$5	$16		$—	$3	$3	$6
Total Ameren Illinois	$2	$9	$5	$16		$—	$3	$3	$6
Ameren
Derivative assets – commodity contracts(b)	$2	$14	$11	$27		$—	$7	$9	$16
Nuclear decommissioning trust fund(c)	868	436	—	1,304	(a)	911	422	—	1,333	(a)
Total Ameren	$870	$450	$11	$1,331		$911	$429	$9	$1,349
Liabilities:
Ameren Missouri
Derivative liabilities – commodity contracts:
Fuel oils	$3	$—	$—	$3		$4	$—	$—	$4
Natural gas	—	8	1	9		—	11	—	11
Total Ameren Missouri	$3	$8	$1	$12		$4	$11	$—	$15

	March 31, 2025				December 31, 2024
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Ameren Illinois
Derivative liabilities – commodity contracts:
Natural gas	$—	$17	$3	$20	$1	$28	$6	$35
Power	—	—	67	67	—	—	53	53
Total Ameren Illinois	$—	$17	$70	$87	$1	$28	$59	$88
Ameren
Derivative liabilities – commodity contracts(b)	$3	$25	$71	$99	$5	$39	$59	$103
(a)Balance excludes $8 million and $9 million of cash and cash equivalents, receivables, payables, and accrued income, net, for March 31, 2025, and December 31, 2024, respectively.
(b)See the Ameren Missouri and Ameren Illinois sections of the table for a breakout of the fair value of Ameren’s derivative assets and liabilities by type of commodity.
(c)See the Ameren Missouri section of the table for a breakout of the fair value of Ameren’s nuclear decommissioning trust fund by investment type.
Level 3 fuel oils and natural gas derivative contract assets and liabilities measured at fair value on a recurring basis were immaterial for all periods presented. The following table presents the fair value reconciliation of Level 3 power derivative contract assets and liabilities measured at fair value on a recurring basis for the three months ended March 31, 2025 and 2024:

	2025			2024
	Ameren Missouri	Ameren Illinois	Ameren	Ameren Missouri	Ameren Illinois	Ameren
For the three months ended March 31:
Beginning balance at January 1	$6	$(53)	$(47)	$4	$(68)	$(64)
Realized and unrealized gains/(losses) included in regulatory assets/liabilities	2	(16)	(14)	(1)	10	9
Settlements	(3)	2	(1)	(1)	4	3
Ending balance at March 31	$5	$(67)	$(62)	$2	$(54)	$(52)
Change in unrealized gains/(losses) related to assets/liabilities held at March 31	$2	$(16)	$(14)	$—	$11	$11
All gains or losses related to our Level 3 derivative commodity contracts are expected to be recovered or returned through customer rates; therefore, there is no impact to either net income or other comprehensive income resulting from changes in the fair value of these instruments.
The following table describes the valuation techniques and significant unobservable inputs utilized for the fair value of our Level 3 power derivative contract assets and liabilities as of March 31, 2025, and December 31, 2024:

		Fair Value					Weighted Average(b)
	Commodity	Assets	Liabilities	Valuation Technique(s)	Unobservable Input(a)	Range
2025	Power(c)	$5	$(67)	Discounted cash flow	Average forward peak and off-peak pricing – forwards/swaps ($/MWh)	32 – 65	41
					Nodal basis ($/MWh)	(8) – (2)	(5)
2024	Power(c)	$6	$(53)	Discounted cash flow	Average forward peak and off-peak pricing – forwards/swaps ($/MWh)	32 – 69	45
					Nodal basis ($/MWh)	(8) – (2)	(5)
(a)Generally, significant increases (decreases) in these inputs in isolation would result in a significantly higher (lower) fair value measurement.
(b)Unobservable inputs were weighted by relative fair value.
(c)Valuations use visible forward prices adjusted for nodal-to-hub basis differentials.

The following table sets forth the carrying amount and, by level within the fair value hierarchy, the fair value of long-term debt (including current portion) disclosed, but not recorded, at fair value as of March 31, 2025, and December 31, 2024:

Long-Term Debt (Including Current Portion):	Carrying Amount(a)	Fair Value
		Level 2	Level 3		Total
	March 31, 2025
Ameren(b)	$18,371	$16,277	$547	(c)	$16,824
Ameren Missouri(d)	7,746	6,963	—		6,963
Ameren Illinois(d)	5,900	5,310	—		5,310
	December 31, 2024
Ameren(b)	$17,579	$15,395	$538	(c)	$15,933
Ameren Missouri(d)	7,745	6,926	—		6,926
Ameren Illinois(d)	5,852	5,243	—		5,243
(a)Included unamortized debt issuance costs, which were excluded from the fair value measurement, of $133 million, $61 million, and $54 million for Ameren, Ameren Missouri, and Ameren Illinois, respectively, as of March 31, 2025. Included unamortized debt issuance costs, which were excluded from the fair value measurement, of $129 million, $62 million, and $51 million for Ameren, Ameren Missouri, and Ameren Illinois, respectively, as of December 31, 2024.
(b)Amount excludes Ameren (parent)’s repurchase of Ameren Missouri’s senior secured notes and first mortgage bonds and Ameren Illinois’ first mortgage bonds in 2024.
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
Support Services Agreements
Ameren Missouri and Ameren Illinois had long-term receivables included in “Other assets” from Ameren Services of $27 million and $30 million, respectively, as of March 31, 2025, and $29 million and $32 million, respectively, as of December 31, 2024, related to Ameren Services’ allocated portion of Ameren’s pension and postretirement benefit plans.
Tax Allocation Agreement
See Note 1 – Summary of Significant Accounting Policies under Part II, Item 8, of the Form 10-K for a discussion of the tax allocation agreement. The following table presents the affiliate balances related to income taxes for Ameren Missouri and Ameren Illinois as of March 31, 2025, and December 31, 2024:

	March 31, 2025		December 31, 2024
	Ameren Missouri	Ameren Illinois	Ameren Missouri	Ameren Illinois
Income taxes payable to parent(a)	$—	$32	$—	$32
Income taxes receivable from parent(b)	29	—	28	—
(a)Included in “Accounts payable – affiliates” on the balance sheet.
(b)Included in “Accounts receivable – affiliates” on the balance sheet.

Effects of Related-party Transactions on the Statement of Income
The following table presents the impact on Ameren Missouri and Ameren Illinois of related-party transactions for the three months ended March 31, 2025 and 2024:

				Three Months
Agreement	Income Statement Line Item			Ameren Missouri		Ameren Illinois
Ameren Missouri power supply	Operating Revenues	2025	$	(a)	$	(a)
agreements with Ameren Illinois		2024		(b)		(a)
Ameren Missouri and Ameren Illinois	Operating Revenues	2025		$7	$	(b)
rent and facility services		2024		7		(b)
Ameren Missouri and Ameren Illinois miscellaneous	Operating Revenues	2025	$	(b)		$2
support services		2024		(b)		1
Total Operating Revenues		2025		$7		$2
		2024		7		1
Ameren Illinois power supply	Purchased Power	2025	$	(a)	$	(a)
agreements with Ameren Missouri		2024		(a)		(b)
Ameren Missouri and Ameren Illinois	Purchased Power	2025		$3	$	(b)
transmission services from ATXI		2024		2		(b)
Total Purchased Power		2025		$3	$	(b)
		2024		2		(b)
Ameren Missouri and Ameren Illinois	Other Operations and Maintenance	2025	$	(b)		$1
rent and facility services		2024		(b)		(b)
Ameren Services support services	Other Operations and Maintenance	2025		$44		$40
agreement		2024		38		37
Total Other Operations and		2025		$44		$41
Maintenance		2024		38		37
Money pool interest	(Interest Charges)/Other Income, Net	2025	$	(b)	$	(b)
		2024		(3)		(2)
Long-term debt, net - related parties	(Interest Charges)	2025		(b)		(b)
		2024		—		—
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
Ameren and Ameren Missouri estimate that they may need to make capital expenditures of $900 million to $1 billion from 2025 through 2029 to comply with environmental regulations and additional capital expenditures beyond 2029 could be required. These estimates include capital expenditures that may be necessary to comply with regulations issued by the EPA in 2024 relating to CO2 emissions and MATS discussed below, assuming these regulations are not revised. This estimate of capital expenditures also includes surface impoundment closure and corrective action measures required by the 2015 CCR Rule and modifications to cooling water intake structures at existing power plants under Clean Water Act rules in place prior to 2024, all of which are discussed below. Congress and the EPA could review and revise compliance requirements. In addition to planned retirements of coal-fired energy centers that were included in Ameren Missouri’s 2025 Change to the 2023 PRP and with respect to the Illinois emissions standards discussed in Note 14 – Commitments and Contingencies under Part II, Item 8, of the Form 10-K, Ameren Missouri’s current plan for compliance with existing air emission regulations includes burning low-sulfur coal and installing new or optimizing existing air pollution control equipment. Accordingly, the actual amount of capital expenditures required to comply with existing environmental regulations may vary substantially from the above estimates because of uncertainty as to future permitting requirements by state regulators and the EPA, revisions to regulatory obligations and their timing, and varying cost of potential compliance strategies, among other things.
The following sections describe the significant environmental statutes and regulations and environmental enforcement and remediation matters that affect or could affect our operations. The EPA could ultimately revise all or part of such regulations.
Clean Air Act
Federal and state laws, including the CSAPR, regulate emissions of SO2 and NOx through the reduction of emissions at their source and the use and retirement of emission allowances available for state budgets. In April 2022, the EPA proposed the Good Neighbor Rule, which includes additional NOx emission reductions from power plants through revisions to the CSAPR and in January 2023, the EPA rejected Missouri’s proposed state implementation plan for addressing the transport of ozone under that rule. The EPA’s disapproval of states’ implementation plans and adoption of a federal implementation plan resulted in litigation in multiple appellate courts including the United States Court of Appeals for the Eighth Circuit and the United States Supreme Court. In February 2025, the EPA requested that the appellate courts suspend the Good Neighbor Rule cases indefinitely and indicated it was reviewing the basis for the disapproval of the state implementation plans, including Missouri’s. In February and April 2025, the appellate courts granted the EPA’s requests to suspend the Good Neighbor Rule cases. Ameren Missouri complies with the current CSAPR requirements by minimizing emissions with low-sulfur coal, operation of two scrubbers at its Sioux Energy Center, and optimization of existing NOx air pollution control equipment. Reducing the amount of state budget NOx allowances for compliance with NOx emission limits could result in the need for additional controls on Ameren Missouri’s generating units and/or the reduction of operations. Any costs for compliance are expected to be recovered from customers, subject to MoPSC prudence review, through the FAC or higher base rates.
CO2 Emissions Standards
In April 2024, the EPA issued a final rule that sets CO2 emission standards for existing coal-fired and new natural gas-fired power plants based on the emissions expected from adoption of carbon capture technology and/or natural gas co-firing for coal-fired power plants and carbon capture technology for new natural gas-fired power plants. Affected power plants are required to comply with the rule through a phased-in approach or retire. Compliance with the new rule could be required as early as 2030 for certain existing coal-fired power plants and

2032 for certain new natural gas-fired power plants. Litigation regarding the rule has been stayed, and the EPA has indicated it intends to reconsider the rule and issue a proposed rule by mid-2025, followed by a final rule by the end of 2025. Ameren and Ameren Missouri estimate capital expenditures of approximately $580 million may be necessary to comply with the final rule assuming it is not revised or overturned. Ameren and Ameren Missouri are monitoring the ongoing legal challenges and regulatory developments but, at this time, cannot predict the final impacts of the final rule on their results of operations, financial position, and liquidity.
MATS
In April 2024, the EPA revised the MATS by establishing a more stringent standard for emissions of particulate matter, as well as requiring the use of continuous emissions monitoring systems. In April 2025, the EPA granted Ameren Missouri a two-year extension of the compliance deadline for the Labadie and Sioux energy centers, which is now set for July 2029. Litigation regarding the revised rule has been stayed, and the EPA has indicated it intends to reconsider the revised rule. Ameren and Ameren Missouri estimate capital expenditures of approximately $320 million may be necessary to comply with the April 2024 rule assuming it is not revised. Ameren and Ameren Missouri are monitoring the ongoing legal challenges and regulatory developments but, at this time, cannot predict the final impacts of the final rule on their results of operations, financial position, and liquidity.
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
Clean Water Act
All of Ameren Missouri’s coal-fired and nuclear energy centers are subject to Clean Water Act requirements to identify measures for reducing the number of aquatic organisms impinged on a power plant’s cooling water intake screens or entrained through the plant’s cooling water system. Cooling water intake requirements are implemented by state regulators through the permit renewal process of each power plant’s water discharge permit. Permits for Ameren Missouri’s coal-fired and nuclear energy centers have been issued or are in the process of renewal.
CCR Management
The EPA’s 2015 CCR Rule establishes requirements for the management and disposal of CCR from coal-fired power plants and has resulted in the closure of surface impoundments at Ameren Missouri’s energy centers, with closures of surface impoundments in process at its Sioux Energy Center and retired Meramec Energy Center. Ameren Missouri plans to substantially complete the closures of remaining surface impoundments by the end of 2026. Ameren Missouri’s CCR management compliance plan includes installation of groundwater monitoring equipment and groundwater treatment facilities. In April 2024, the EPA revised the CCR Rule to impose groundwater monitoring, and corrective action, closure, and post-closure requirements on certain active and inactive CCR surface impoundments and disposal units not previously included in the 2015 CCR Rule. Ameren and Ameren Missouri have AROs of $46 million associated with CCR storage facilities recorded on their respective balance sheets as of March 31, 2025. This amount includes an immaterial incremental ARO related to the 2024 CCR Rule, which may be revised as additional site studies are performed. The EPA could reconsider aspects of the 2015 and 2024 CCR rules. Ameren and Ameren Missouri are monitoring the ongoing legal challenges and regulatory developments but, at this time, cannot predict the final impacts of the 2024 CCR Rule on their results of operations, financial position, and liquidity.
Remediation
The Ameren Companies are involved in a number of remediation actions to clean up sites impacted by the use or disposal of materials containing hazardous substances. Federal and state laws can require responsible parties to fund remediation regardless of their degree of fault, the legality of original disposal, or the ownership of a disposal site.
As of March 31, 2025, Ameren Illinois has remediated the majority of the 44 former MGP sites in Illinois with an estimated remaining obligation primarily related to three of these former MGP sites at $47 million to $91 million. Ameren and Ameren Illinois recorded a liability of $47 million to represent the estimated minimum obligation for these sites, as no other amount within the range was a better estimate. Ameren and Ameren Illinois cannot estimate the completion dates of the estimated remaining obligation due to site accessibility, among other things.
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
Our operations or those of our predecessor companies involve the use of, disposal of, and, in appropriate circumstances, the cleanup of substances regulated under environmental laws. Such historical practices may result in future environmental commitments, including additional or more stringent cleanup standards. We are unable to determine whether such historical practices will affect our results of operations, financial position, or liquidity.
NOTE 10 – CALLAWAY ENERGY CENTER
See Note 9 – Callaway Energy Center under Part II, Item 8, of the Form 10-K for information regarding spent nuclear fuel recovery, recovery of decommissioning costs, and the nuclear decommissioning trust fund. The fair value of the trust fund for Ameren Missouri’s Callaway Energy Center is reported as “Nuclear decommissioning trust fund” in Ameren’s and Ameren Missouri’s balance sheets. This amount is legally restricted and may be used only to fund the costs of nuclear decommissioning. Changes in the fair value of the trust fund are recorded as an increase or decrease to the nuclear decommissioning trust fund, with an offsetting adjustment to the related regulatory liability. Ameren and Ameren Missouri have recorded an ARO for the Callaway Energy Center decommissioning costs at fair value, which represents the present value of estimated future cash outflows. Annual decommissioning costs of $7 million are included in the costs used to establish electric rates for Ameren Missouri’s customers. Every three years, the MoPSC requires Ameren Missouri to file an updated cost study and funding analysis for decommissioning its Callaway Energy Center. An updated cost study and funding analysis was filed with the MoPSC in December 2023 and is reflected within the ARO. In February 2025, Ameren Missouri and the MoPSC Staff entered into a non-unanimous stipulation and agreement to reduce annual customer contributions for funding the Callaway Energy Center decommissioning costs from $7 million to zero, as the trust fund level exceeded the estimated future decommissioning costs at the time of the agreement. The remaining intervenors did not object to reducing the customer contributions to zero. A decision by the MoPSC on the stipulation and agreement is expected in May 2025. See Note 13 – Supplemental Information for more information on Ameren Missouri’s AROs.
Insurance
The following table presents insurance coverage at Ameren Missouri’s Callaway Energy Center at April 1, 2025:

Type and Source of Coverage	Most Recent Renewal Date	Maximum Coverages		Maximum Assessments for Single Incidents
Public liability and nuclear worker liability:
American Nuclear Insurers	January 1, 2025	$500		$—
Pool participation	(a)	15,763	(a)	166	(b)
		$16,263	(c)	$166
Property damage:
NEIL and EMANI	April 1, 2025	$3,200	(d)	$22	(e)
Accidental outage:
NEIL	April 1, 2025	$490	(f)	$9	(e)
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
(e)All NEIL-insured plants could be subject to retrospective assessments should losses exceed the accumulated funds from NEIL.
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
NOTE 11 – RETIREMENT BENEFITS
The following table presents the components of the net periodic benefit cost (income) incurred for Ameren’s pension and postretirement benefit plans for the three months ended March 31, 2025 and 2024:

	Pension Benefits		Postretirement Benefits
	Three Months		Three Months
	2025	2024	2025	2024
Service cost(a)	$21	$21	$2	$3
Non-service cost components:
Interest cost	58	55	11	11
Expected return on plan assets(b)	(76)	(82)	(23)	(23)
Amortization of(b):
Prior service cost (credit)	—	—	(1)	(1)
Actuarial (gain)	(10)	(17)	(9)	(10)
Total non-service cost components(c)	$(28)	$(44)	$(22)	$(23)
Net periodic benefit income(d)	$(7)	$(23)	$(20)	$(20)
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
Ameren Missouri and Ameren Illinois are responsible for their respective share of Ameren’s pension and other postretirement costs. The following table presents the respective share of net periodic pension and other postretirement benefit costs (income) incurred for the three months ended March 31, 2025 and 2024:

	Pension Benefits		Postretirement Benefits
	Three Months		Three Months
	2025	2024	2025	2024
Ameren Missouri(a)	$(4)	$(12)	$(7)	$(7)
Ameren Illinois	(2)	(9)	(13)	(13)
Other	(1)	(2)	—	—
Ameren(a)	$(7)	$(23)	$(20)	$(20)
(a)Does not include the impact of the tracker for the difference between the level of pension and postretirement benefit costs (income) incurred by Ameren Missouri under GAAP and the level of such costs included in customer rates.

NOTE 12 – INCOME TAXES
The following table presents a reconciliation of the federal statutory corporate income tax rate to the effective income tax rate for the three months ended March 31, 2025 and 2024:

	Ameren		Ameren Missouri		Ameren Illinois
	2025	2024	2025	2024	2025	2024
Three Months
Federal statutory corporate income tax rate	21%	21%	21%	21%	21%	21%
Increases (decreases) from:
Amortization of excess deferred taxes(a)	(7)	(8)	(8)	(12)	(3)	(4)
Amortization of deferred investment tax credit	(1)	—	(1)	—	—	—
Renewable and other tax credits(b)	(4)	(4)	(7)	(8)	—	—
State tax	6	6	4	4	7	7
Depreciation differences	(1)	(1)	(1)	(1)	(1)	—
Stock-based compensation	—	1	—	—	—	—
Other permanent items	—	(1)	—	—	—	—
Effective income tax rate	14%	14%	8%	4%	24%	24%
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
NOTE 13 – SUPPLEMENTAL INFORMATION
Cash, Cash Equivalents, and Restricted Cash
The following table provides a reconciliation of cash, cash equivalents, and restricted cash reported within the balance sheets and the statements of cash flows at March 31, 2025, and December 31, 2024:

	March 31, 2025			December 31, 2024
	Ameren	Ameren Missouri	Ameren Illinois	Ameren	Ameren Missouri	Ameren Illinois
“Cash and cash equivalents”	$23	$7	$4	$7	$—	$—
Restricted cash included in “Other current assets”	40	32	5	15	7	6
Restricted cash included in “Other assets”	307	—	307	296	—	296
Restricted cash included in “Nuclear decommissioning trust fund”	6	6	—	10	10	—
Total cash, cash equivalents, and restricted cash	$376	$45	$316	$328	$17	$302
Restricted cash included in “Other current assets” represents funds held by an irrevocable Voluntary Employee Beneficiary Association (VEBA) trust, which provides health care benefits for active employees on Ameren’s, Ameren Missouri’s, and Ameren Illinois’ balance sheets, funds held in an escrow account for programs established as a result of a 2024 court order resolving outstanding claims in the NSR and Clean Air Act litigation on Ameren’s and Ameren Missouri’s balance sheets, and AMF’s restricted cash for payments for securitized utility tariff bonds on Ameren’s and Ameren Missouri’s balance sheets. Restricted cash included in “Other assets” on Ameren’s and Ameren Illinois’ balance sheets primarily represents amounts collected under a cost recovery rider restricted for use in the procurement of renewable energy credits and amounts in a trust fund restricted for the use of funding certain asbestos-related claims.
Accounts Receivable
“Accounts receivable – trade” on Ameren’s and Ameren Illinois’ balance sheets include certain receivables purchased at a discount from alternative retail electric suppliers that elect to participate in the utility consolidated billing program. At March 31, 2025, and December 31, 2024, “Other current liabilities” on Ameren’s and Ameren Illinois’ balance sheets included payables for purchased receivables of $47 million and $43 million, respectively.

The following table provides a reconciliation of the beginning and ending amount of the allowance for doubtful accounts for the three months ended March 31, 2025 and 2024:

	Three Months
	2025	2024
Ameren:
Beginning of period	$30	$30
Bad debt expense	16	10
Charged to other accounts(a)	1	3
Net write-offs	(6)	(6)
End of period	$41	$37
Ameren Missouri:
Beginning of period	$12	$12
Bad debt expense	2	1
Net write-offs	(2)	(2)
End of period	$12	$11
Ameren Illinois:(b)
Beginning of period	$18	$18
Bad debt expense	14	9
Charged to other accounts(a)	1	3
Net write-offs	(4)	(4)
End of period	$29	$26
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
Supplemental Cash Flow Information
The following table provides noncash financing and investing activity excluded from the statements of cash flows for the three months ended March 31, 2025 and 2024:

	March 31, 2025			March 31, 2024
	Ameren	Ameren Missouri	Ameren Illinois	Ameren	Ameren Missouri	Ameren Illinois
Investing:
Accrued capital expenditures, including nuclear fuel expenditures	$381	$214	$159	$310	$169	$122
Net realized and unrealized gain/(loss) – nuclear decommissioning trust fund	(40)	(40)	—	74	74	—
Financing:
Issuance of common stock for stock-based compensation	$25	$—	$—	$16	$—	$—
Issuance of common stock under the DRPlus	9	—	—	7	—	—
Asset Retirement Obligations
The following table provides a reconciliation of the beginning and ending carrying amount of AROs for the three months ended March 31, 2025:

	Ameren Missouri		Ameren Illinois		Ameren
Balance at December 31, 2024	$823	(a)	$4	(b)	$827	(a)
Liabilities settled	(1)		—		(1)
Accretion	9	(c)	—		9	(c)
Balance at March 31, 2025	$831	(a)	$4	(b)	$835	(a)
(a)Balance included $5 million in “Other current liabilities” on the balance sheet as of both March 31, 2025, and December 31, 2024.
(b)Included in “Other deferred credits and liabilities” on the balance sheet.
(c)Accretion expense attributable to Ameren Missouri was recorded as a decrease to regulatory liabilities.

Stock-based Compensation
In the first quarter of 2025, Ameren granted 275,869 performance share units with a grant date fair value of $33 million and 118,213 restricted share units with a grant date fair value of $11 million. Awards vest approximately 3 years after the grant date based on continued employment or on a pro-rata basis upon death or eligible retirement. The performance share units vest based on the achievement of certain specified market performance measures (236,448 performance share units) or clean energy transition targets (39,421 performance share units). The exact number of shares issued pursuant to a performance share unit varies from 0% to 200% of the target award, depending on actual company performance relative to the performance goals.
For the three months ended March 31, 2025 and 2024, excess tax benefits (deficiencies) associated with the settlement of stock-based compensation awards decreased income tax expense by $1 million and increased income tax expense by $1 million, respectively.
Deferred Compensation
At March 31, 2025, and December 31, 2024, the present value of benefits to be paid for deferred compensation obligations was $79 million and $79 million, respectively, which was primarily reflected in “Other deferred credits and liabilities” on Ameren’s consolidated balance sheet.
Operating Revenues
As of March 31, 2025 and 2024, our remaining performance obligations for contracts with a term greater than one year were immaterial. The Ameren Companies elected not to disclose the aggregate amount of the transaction price allocated to the performance obligations that are unsatisfied as of the end of the reporting period for contracts with an initial expected term of one year or less.
See Note 14 – Segment Information for disaggregated revenue information.
Excise Taxes
Ameren Missouri and Ameren Illinois collect from their customers excise taxes, including municipal and state excise taxes and gross receipts taxes that are levied on the sale or distribution of natural gas and electricity. The following table presents the excise taxes recorded on a gross basis in “Operating Revenues – Electric,” “Operating Revenues – Natural gas” and “Operating Expenses – Taxes other than income taxes” on the statements of income for the three months ended March 31, 2025 and 2024:

	Three Months
	2025	2024
Ameren Missouri	$38	$35
Ameren Illinois	43	37
Ameren	$81	$72
Earnings per Share
The following table reconciles the basic weighted-average number of common shares outstanding to the diluted weighted-average number of common shares outstanding for the three months ended March 31, 2025 and 2024:

	Three Months
	2025	2024
Weighted-average Common Shares Outstanding – Basic	270.0	266.4
Assumed settlement of performance share units and restricted stock units	1.0	0.4
Dilutive effect of forward sale agreements	0.4	—
Weighted-average Common Shares Outstanding – Diluted(a)	271.4	266.8
(a)There was an immaterial number of anti-dilutive performance share units excluded from the earnings per diluted share calculations for the three months ended March 31, 2025 and 2024. There were no anti-dilutive shares related to the outstanding forward sale agreements as of March 31, 2025 excluded from earnings per diluted share calculations for three months ended March 31, 2025. The outstanding forward sale agreements as of March 31, 2024 were anti-dilutive for the three months ended March 31, 2024, and were excluded from the earnings per diluted share calculation as calculated using the treasury stock method. For additional information about the outstanding forward sale agreements, see Note 4 – Long-term Debt and Equity Financings.

NOTE 14 – SEGMENT INFORMATION
The following tables present revenues, net income attributable to common shareholders, and capital expenditures by segment at Ameren and Ameren Illinois for the three months ended March 31, 2025 and 2024. Ameren, Ameren Missouri, and Ameren Illinois management review segment capital expenditure information rather than any individual or total asset amount. For additional information about our segments, see Note 16 – Segment Information under Part II, Item 8, of the Form 10-K.
Ameren

	Ameren Missouri	Ameren Illinois Electric Distribution	Ameren Illinois Natural Gas	Ameren Transmission		Other	Intersegment Eliminations	Ameren
Three Months 2025:
External revenues	$950	$570	$411	$166		$—	$—	$2,097
Intersegment revenues	7	2	—	44		—	(53)	—
Revenue	957	572	411	210		—	(53)	2,097
Fuel and purchased power(a)	(330)	(212)	—	—		—	40	(502)
Natural gas purchased for resale(a)	(30)	—	(139)	—		—	—	(169)
Other operations and maintenance expenses(a)	(250)	(166)	(55)	(19)		(8)	13	(485)
Other segment items
Depreciation and amortization	(194)	(91)	(32)	(48)		(2)	—	(367)
Taxes other than income taxes	(89)	(21)	(29)	(1)		(4)	—	(144)
Other income, net	43	23	5	7		8	(1)	85
Interest charges	(60)	(26)	(15)	(29)		(46)	1	(175)
Income (taxes) benefit	(4)	(16)	(38)	(31)		39	—	(50)
Noncontrolling interests – preferred stock dividends	(1)	—	—	—		—	—	(1)
Net income (loss) attributable to Ameren common shareholders	42	63	108	89	(b)	(13)	—	289

Interest income	2	8	—	1		1	(1)	11
Capital expenditures	658	167	59	173		2	5	1,064
Three Months 2024:
External revenues	$768	$506	$391	$151		$—	$—	$1,816
Intersegment revenues	7	—	—	34		—	(41)	—
Revenue	775	506	391	185		—	(41)	1,816
Fuel and purchased power(a)	(166)	(192)	—	—		—	30	(328)
Natural gas purchased for resale(a)	(28)	—	(123)	—		—	—	(151)
Other operations and maintenance expenses(a)	(254)	(136)	(58)	(19)		(14)	11	(470)
Other segment items
Depreciation and amortization	(195)	(93)	(33)	(39)		(1)	—	(361)
Taxes other than income taxes	(87)	(17)	(26)	(2)		(3)	—	(135)
Other income, net	44	22	7	2		20	(6)	89
Interest charges	(62)	(22)	(15)	(29)		(32)	6	(154)
Income (taxes) benefit	(1)	(12)	(37)	(26)		32	—	(44)
Noncontrolling interests – preferred stock dividends	(1)	—	—	—		—	—	(1)
Net income attributable to Ameren common shareholders	25	56	106	72	(b)	2	—	261

Interest income	2	6	—	—		6	(6)	8
Capital expenditures	466	184	60	166		2	12	890
(a)Significant segment expense that is regularly provided to the CODMs. Intersegment expenses are included within the amounts shown.
(b)Ameren Transmission earnings reflect an allocation of financing costs from Ameren (parent).

Ameren Illinois

	Ameren Illinois Electric Distribution	Ameren Illinois Natural Gas	Ameren Illinois Transmission	Intersegment Eliminations	Ameren Illinois
Three Months 2025:
External revenues	$572	$411	$117	$—	$1,100
Intersegment revenues	—	—	37	(37)	—
Revenue	572	411	154	(37)	1,100
Purchased power(a)	(212)	—	—	37	(175)
Natural gas purchased for resale(a)	—	(139)	—	—	(139)
Other operations and maintenance expenses(a)	(166)	(55)	(15)	—	(236)
Other segment items
Depreciation and amortization	(91)	(32)	(36)	—	(159)
Taxes other than income taxes	(21)	(29)	(1)	—	(51)
Other income, net	23	5	6	—	34
Interest charges	(26)	(15)	(21)	—	(62)
Income taxes	(16)	(38)	(22)	—	(76)
Net income available to common shareholder	63	108	65	—	236

Interest income	8	—	1	—	9
Capital expenditures	167	59	137	—	363
Three Months 2024:
External revenues	$506	$391	$103	$—	$1,000
Intersegment revenues	—	—	28	(28)	—
Revenue	506	391	131	(28)	1,000
Purchased power(a)	(192)	—	—	28	(164)
Natural gas purchased for resale(a)	—	(123)	—	—	(123)
Other operations and maintenance expenses(a)	(136)	(58)	(16)	—	(210)
Other segment items
Depreciation and amortization	(93)	(33)	(27)	—	(153)
Taxes other than income taxes	(17)	(26)	(1)	—	(44)
Other income, net	22	7	2	—	31
Interest charges	(22)	(15)	(18)	—	(55)
Income taxes	(12)	(37)	(18)	—	(67)
Net income available to common shareholder	56	106	53	—	215

Interest income	6	—	—	—	6
Capital expenditures	184	60	129	—	373
(a)Significant segment expense that is regularly provided to the CODMs. Intersegment expenses are included within the amounts shown.

The following tables present disaggregated revenues by segment at Ameren and Ameren Illinois for the three months ended March 31, 2025 and 2024. Economic factors affect the nature, timing, amount, and uncertainty of revenues and cash flows in a similar manner across customer classes. Revenues from alternative revenue programs have a similar distribution among customer classes as revenues from contracts with customers. Other revenues not associated with contracts with customers are presented in the Other customer classification, along with electric transmission, off-system sales, and capacity revenues.
Ameren

	Ameren Missouri	Ameren Illinois Electric Distribution		Ameren Illinois Natural Gas	Ameren Transmission	Intersegment Eliminations	Ameren
Three Months 2025:
Residential	$376	$342		$—	$—	$—	$718
Commercial	273	180		—	—	—	453
Industrial	66	50		—	—	—	116
Other	178	—		—	210	(53)	335
Total electric revenues	$893	$572		$—	$210	$(53)	$1,622
Residential	$43	$—		$309	$—	$—	$352
Commercial	19	—		77	—	—	96
Industrial	2	—		4	—	—	6
Other	—	—		21	—	—	21
Total natural gas revenues	$64	$—		$411	$—	$—	$475
Total revenues(a)	$957	$572		$411	$210	$(53)	$2,097
Three Months 2024:
Residential	$341	$297		$—	$—	$—	$638
Commercial	259	165		—	—	—	424
Industrial	61	45		—	—	—	106
Other	53	(1)	(b)	—	185	(41)	196
Total electric revenues	$714	$506		$—	$185	$(41)	$1,364
Residential	$40	$—		$287	$—	$—	$327
Commercial	16	—		68	—	—	84
Industrial	2	—		4	—	—	6
Other	3	—		32	—	—	35
Total natural gas revenues	$61	$—		$391	$—	$—	$452
Total revenues(a)	$775	$506		$391	$185	$(41)	$1,816
(a)The following table presents increases/(decreases) in revenues from alternative revenue programs and other revenues not from contracts with customers for the three months ended March 31, 2025 and 2024:

	Ameren Missouri	Ameren Illinois Electric Distribution	Ameren Illinois Natural Gas	Ameren Transmission	Ameren
Three Months 2025:
Revenues from alternative revenue programs	$(5)	$21	$3	$(1)	$18
Other revenues not from contracts with customers	1	3	1	—	5
Three Months 2024:
Revenues from alternative revenue programs	$(6)	$39	$19	$9	$61
Other revenues not from contracts with customers	1	2	1	—	4
(b)Includes over-recoveries of various riders.

Ameren Illinois

	Ameren Illinois Electric Distribution		Ameren Illinois Natural Gas	Ameren Illinois Transmission	Intersegment Eliminations	Ameren Illinois
Three Months 2025:
Residential	$342		$309	$—	$—	$651
Commercial	180		77	—	—	257
Industrial	50		4	—	—	54
Other	—		21	154	(37)	138
Total revenues(a)	$572		$411	$154	$(37)	$1,100
Three Months 2024:
Residential	$297		$287	$—	$—	$584
Commercial	165		68	—	—	233
Industrial	45		4	—	—	49
Other	(1)	(b)	32	131	(28)	134
Total revenues(a)	$506		$391	$131	$(28)	$1,000
(a)The following table presents increases/(decreases) in revenues from alternative revenue programs and other revenues not from contracts with customers for the Ameren Illinois segments for the three months ended March 31, 2025 and 2024:

	Ameren Illinois Electric Distribution	Ameren Illinois Natural Gas	Ameren Illinois Transmission	Ameren Illinois
Three Months 2025:
Revenues from alternative revenue programs	$21	$3	$(1)	$23
Other revenues not from contracts with customers	3	1	—	4
Three Months 2024:
Revenues from alternative revenue programs	$39	$19	$8	$66
Other revenues not from contracts with customers	2	1	—	3
(b)Includes over-recoveries of various riders.
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

OVERVIEW
Net income attributable to Ameren common shareholders in the three months ended March 31, 2025, was $289 million, or $1.07 per diluted share, compared with $261 million, or $0.98 per diluted share, in the year-ago period. Net income was favorably affected for the three months ended March 31, 2025, by increased infrastructure investments at Ameren Missouri, Ameren Transmission and Ameren Illinois Electric Distribution. Net income was also favorably affected for the three months ended March 31, 2025, by increased retail electric sales volumes at Ameren Missouri, primarily due to colder winter temperatures in 2025, excluding customer energy-efficiency programs. Earnings were also favorably affected for the three months ended March 31, 2025, by decreased other operations and maintenance expenses not subject to formula rates, riders, or trackers, largely because of the absence in 2025 of an Ameren Missouri charge related to the resolution of outstanding claims in the NSR and Clean Air Act litigation associated with the Rush Island Energy Center, partially offset by higher Ameren Misouri storm costs in 2025. Earnings were also favorably affected for the three months ended March 31, 2025, by a higher allowance for equity funds used during construction at Ameren Transmission, primarily resulting from a decreased level of short-term borrowings included in the calculation and higher average construction work in progress balances. Net income was unfavorably affected for the three months ended March 31, 2025, by increased financing costs, primarily resulting from higher short-term debt balances at Ameren (parent) and higher debt balances at Ameren Missouri. Earnings were also unfavorably affected by decreased revenues, net, at Ameren Missouri due to higher transmission service costs from the MISO and an increase in the weighted-average basic common shares outstanding, which reduced earnings per diluted share.
Ameren’s strategic plan includes investing in rate-regulated energy infrastructure, enhancing regulatory frameworks and advocating for responsible policies, and optimizing operating performance to capitalize on opportunities to benefit our customers, communities, shareholders, and the environment. Ameren remains focused on disciplined cost management and strategic capital allocation. Ameren invested $1.1 billion in its rate-regulated businesses in the three months ended March 31, 2025.
In April 2025, Missouri Senate Bill 4 was enacted and will become effective in August 2025. The law includes certain provisions that affect the regulation of Ameren Missouri’s electric and natural gas businesses. These provisions create modifications to the PISA and integrated resource planning, allow the MoPSC to authorize inclusion of construction work in progress in rate base for new natural gas-fired generation facilities and new generation facilities approved through integrated resource planning, and allow natural gas utilities to file regulatory rate reviews using a future test year, among other things.
In April 2025, the MoPSC issued an order in Ameren Missouri’s 2024 electric service regulatory rate review, approving nonunanimous stipulations and agreements. The order authorizes an increase of $355 million to Ameren Missouri’s annual revenue requirement for electric retail service, effective June 1, 2025. The approved revenue requirement was based on infrastructure investments as of December 31, 2024. The order did not explicitly specify an ROE, capital structure, rate base, or any rate base disallowances. The order provides for the continued use of all existing riders and trackers. The order also changed annualized depreciation, regulatory asset and liability amortization amounts, and the base level of expenses for trackers. On an annualized basis, these changes reflect an increase in “Depreciation and amortization” of approximately $70 million, among other expense changes, on Ameren’s and Ameren Missouri’s consolidated statements of income.
In September 2024, Ameren Missouri filed a request with the MoPSC seeking approval to increase its annual revenues for natural gas delivery service. In May 2025, Ameren Missouri filed an updated request seeking approval to increase its annual revenues for natural gas delivery service by $38 million. The natural gas rate increase request is based on a 10.25% ROE, a capital structure composed of 52% common equity, a rate base of $525 million, and a test year ended March 31, 2024, with certain pro-forma adjustments allowed through the true-up date of December 31, 2024. In May 2025, the MoPSC staff recommended an increase to Ameren Missouri’s annual revenues for natural gas delivery service of $32 million based on a 9.64% ROE, a capital structure composed of 52% common equity as of the true-up date of December 31, 2024, and a rate base of $482 million. The MoPSC proceeding relating to the proposed natural gas delivery service rate changes will take place over 11 months, with a decision by the MoPSC expected by August 2025 and new rates effective by September 2025.
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

In December 2024, the ICC issued an order in connection with a revised Grid Plan and a revised MYRP filed by Ameren Illinois in March 2024, approving revenue requirements for electric distribution services for 2024 through 2027 of $1,206 million, $1,287 million, $1,367 million, and $1,421 million, respectively. Rate changes consistent with the December 2024 order became effective in December 2024. In January 2025, Ameren Illinois filed a request for rehearing of the ICC’s December 2024 order to revise the allowed ROE and to include an asset associated with other postretirement benefits in the rate base, among other things. Subsequently, in February 2025, the ICC denied the rehearing request. In March 2025, Ameren Illinois filed an appeal of the ICC’s December 2024 order to the Illinois Appellate Court for the Fifth Judicial District. In addition, Ameren Illinois filed an appeal related to orders issued by the ICC in December 2023 and June 2024 related to the MYRP proceeding. The appellate court is under no deadline to address the appeals.
In April 2025, Ameren Illinois filed a reconciliation adjustment to its 2024 electric distribution service revenue requirement with the ICC, requesting recovery of $61 million. The adjustment reflects Ameren Illinois’ actual 2024 recoverable costs, 2024 year-end rate base, and a capital structure composed of 50% common equity. An ICC decision in this proceeding is required by December 2025, and any approved adjustment would be collected from customers in 2026.
In February 2025, Ameren Illinois filed an energy-efficiency plan with the ICC, which includes annual investments in electric energy-efficiency programs up to $126 million per year from 2026 through 2029. The ICC has the ability to reduce the amount of electric energy-efficiency savings goals in future program years if there are insufficient cost-effective programs available, which could reduce the investments in electric energy-efficiency programs. A decision by the ICC in this proceeding is expected by September 2025.
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
In October 2024, the FERC issued an order, which decreased the allowed base ROE for FERC-regulated transmission rate base under the MISO tariff from 10.02% to 9.98% and required refunds, with interest, for the periods from November 2013 to February 2015 and from late September 2016 forward. In November 2024, the MISO transmission owners, including Ameren Missouri, Ameren Illinois, and ATXI, filed a request for rehearing with the FERC, arguing, among other things, the FERC should not have ordered refunds back to September 2016 or imposed interest on those refunds. Also in November 2024, another intervenor filed a request for rehearing with the FERC, requesting the FERC correct aspects of the ROE methodology used in the October 2024 order and reconsider its decision in a February 2015 complaint case to deny refunds for the period from February 2015 to May 2016. In January 2025, the MISO transmission owners, including Ameren Missouri, Ameren Illinois, and ATXI, filed an appeal of the October 2024 order to the United States Court of Appeals for the District of Columbia Circuit. In March 2025, the FERC issued an order rejecting all rehearing requests. In April 2025, the MISO transmission owners, including Ameren Missouri, Ameren Illinois, and ATXI, filed an appeal of the March 2025 order to the United States Court of Appeals for the District of Columbia Circuit.
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
Earnings Summary
The following table presents a summary of Ameren’s earnings for the three months ended March 31, 2025 and 2024:

	Three Months
	2025	2024
Net income attributable to Ameren common shareholders	$289	$261
Earnings per common share – basic and diluted	1.07	0.98
Net income attributable to Ameren common shareholders increased $28 million and earnings per diluted share increased 9 cents in the three months ended March 31, 2025, compared with the year-ago period. The increase was due to net income increases of $17 million, $17 million, $7 million, and $2 million at Ameren Missouri, Ameren Transmission, Ameren Illinois Electric Distribution, and Ameren Illinois Natural Gas. These increases were partially offset by a net loss of $13 million compared to a net income of $2 million in the year-ago period, for activity not reported as part of a segment, primarily at Ameren (parent).
Earnings per diluted share were favorably affected in the three months ended March 31, 2025, compared to the year-ago period by:
•increased retail electric sales volumes at Ameren Missouri, excluding customer energy-efficiency programs, primarily due to colder winter temperatures in 2025 (estimated at 6 cents per share);
•decreased interest charges resulting from higher deferrals related to infrastructure investments associated with the PISA and RESRAM at Ameren Missouri (5 cents per share);
•increased rate base investments at Ameren Transmission and Ameren Illinois Electric Distribution (4 cents per share);
•decreased other operations and maintenance expenses not subject to formula rates, riders, or trackers due to the absence in 2025 of an Ameren Missouri charge related to the NSR and Clean Air Act litigation associated with the Rush Island Energy Center (4 cents per share); and
•a higher allowance for equity funds used during construction at Ameren Transmission, primarily resulting from a decreased level of short-term borrowings included in the calculation and higher average construction work in progress balances (2 cents per share).
Earnings per diluted share were unfavorably affected in the three months ended March 31, 2025, compared to the year-ago period, by:
•increased financing costs primarily due to higher short-term debt balances at Ameren (parent), and higher debt balances at Ameren Missouri (8 cents per share);
•increased other operations and maintenance expenses not subject to formula rates, riders, or trackers primarily due to higher storm costs at Ameren Missouri (2 cents per share);
•higher transmission service costs from the MISO at Ameren Missouri (1 cent per share); and
•increased weighted-average basic common shares outstanding resulting from issuances of common shares (1 cent per share).
The cents per share variances above are presented based on the weighted-average basic common shares outstanding in the three months ended March 31, 2024, and do not reflect the impact of dilution on earnings per share, unless otherwise noted. The amounts above other than variances related to income taxes have been presented net of income taxes using Ameren’s 2025 blended federal and state statutory tax rate of 26%. For additional details regarding the Ameren Companies’ results of operations, including explanations of Operating Revenues for both Electric Revenues and Natural Gas Revenues; Fuel and Purchased Power Expenses; Other Operations and Maintenance Expenses; Depreciation and Amortization Expenses; Taxes Other Than Income Taxes; Other Income, Net; Interest Charges; and Income Taxes, see the major headings below.

Below is Ameren’s table of income statement components by segment for the three months ended March 31, 2025 and 2024:

	Ameren Missouri	Ameren Illinois Electric Distribution	Ameren Illinois Natural Gas	Ameren Transmission	Other / Intersegment Eliminations	Ameren
Electric revenues	$893	$572	$—	$210	$(53)	$1,622
Natural gas revenues	64	—	411	—	—	475
Fuel and purchased power	(330)	(212)	—	—	40	(502)
Natural gas purchased for resale	(30)	—	(139)	—	—	(169)
Other operations and maintenance expenses	(250)	(166)	(55)	(19)	5	(485)
Depreciation and amortization expenses	(194)	(91)	(32)	(48)	(2)	(367)
Taxes other than income taxes	(89)	(21)	(29)	(1)	(4)	(144)
Operating income (loss)	64	82	156	142	(14)	430
Other income, net	43	23	5	7	7	85
Interest charges	(60)	(26)	(15)	(29)	(45)	(175)
Income (taxes) benefit	(4)	(16)	(38)	(31)	39	(50)
Net income (loss)	43	63	108	89	(13)	290
Noncontrolling interests – preferred stock dividends	(1)	—	—	—	—	(1)
Net income (loss) attributable to Ameren common shareholders	$42	$63	$108	$89	$(13)	$289
Three Months 2024:
Electric revenues	$714	$506	$—	$185	$(41)	$1,364
Natural gas revenues	61	—	391	—	—	452
Fuel and purchased power	(166)	(192)	—	—	30	(328)
Natural gas purchased for resale	(28)	—	(123)	—	—	(151)
Other operations and maintenance expenses	(254)	(136)	(58)	(19)	(3)	(470)
Depreciation and amortization expenses	(195)	(93)	(33)	(39)	(1)	(361)
Taxes other than income taxes	(87)	(17)	(26)	(2)	(3)	(135)
Operating income (loss)	45	68	151	125	(18)	371
Other income, net	44	22	7	2	14	89
Interest charges	(62)	(22)	(15)	(29)	(26)	(154)
Income (taxes) benefit	(1)	(12)	(37)	(26)	32	(44)
Net income	26	56	106	72	2	262
Noncontrolling interests – preferred stock dividends	(1)	—	—	—	—	(1)
Net income attributable to Ameren common shareholders	$25	$56	$106	$72	$2	$261

Below is Ameren Illinois’ table of income statement components by segment for the three months ended March 31, 2025 and 2024:

	Ameren Illinois Electric Distribution	Ameren Illinois Natural Gas	Ameren Illinois Transmission	Other / Intersegment Eliminations	Ameren Illinois
Three Months 2025:
Electric revenues	$572	$—	$154	$(37)	$689
Natural gas revenues	—	411	—	—	411
Purchased power	(212)	—	—	37	(175)
Natural gas purchased for resale	—	(139)	—	—	(139)
Other operations and maintenance expenses	(166)	(55)	(15)	—	(236)
Depreciation and amortization expenses	(91)	(32)	(36)	—	(159)
Taxes other than income taxes	(21)	(29)	(1)	—	(51)
Operating income	82	156	102	—	340
Other income, net	23	5	6	—	34
Interest charges	(26)	(15)	(21)	—	(62)
Income taxes	(16)	(38)	(22)	—	(76)
Net income attributable to common shareholder	$63	$108	$65	$—	$236
Three Months 2024:
Electric revenues	$506	$—	$131	$(28)	$609
Natural gas revenues	—	391	—	—	391
Purchased power	(192)	—	—	28	(164)
Natural gas purchased for resale	—	(123)	—	—	(123)
Other operations and maintenance expenses	(136)	(58)	(16)	—	(210)
Depreciation and amortization expenses	(93)	(33)	(27)	—	(153)
Taxes other than income taxes	(17)	(26)	(1)	—	(44)
Operating income	68	151	87	—	306
Other income, net	22	7	2	—	31
Interest charges	(22)	(15)	(18)	—	(55)
Income taxes	(12)	(37)	(18)	—	(67)
Net income attributable to common shareholder	$56	$106	$53	$—	$215

Operating Revenues
The following table presents the increases (decreases) by Ameren segment for electric and natural gas revenues for the three months ended March 31, 2025, compared with the year-ago period:

Three Months	Ameren Missouri	Ameren Illinois Electric Distribution	Ameren Illinois Natural Gas	Ameren Transmission(a)	Other /Intersegment Eliminations	Ameren
Electric revenue change:
Base rates (estimate)(b)	$—	$22	$—	$25	$—	$47
Effect of weather (estimate)(c)	38	—	—	—	—	38
Retail sales volumes and changes in customer usage patterns (excluding the estimated effects of weather and MEEIA)	(13)	—	—	—	—	(13)
Off-system sales, capacity, transmission, and FAC revenues, net	165	—	—	—	—	165
Ameren Illinois energy-efficiency program investment revenues	—	5	—	—	—	5
Electric deferred income tax adjustment(d)	—	1	—	—	—	1
Rush Island Energy Center base rate revenue deferral	(17)	—	—	—	—	(17)
Securitized utility tariff bond surcharges	13	—	—	—	—	13
Other	2	5	—	—	(2)	5
Cost recovery mechanisms – offset in fuel and purchased power(e)	(12)	20	—	—	(10)	(2)
Other cost recovery mechanisms(f)	3	13	—	—	—	16
Total electric revenue change	$179	$66	$—	$25	$(12)	$258
Natural gas revenue change:
Base rates (estimate)	$—	$—	$1	$—	$—	$1
Effect of weather (estimate)(c)	7	—	—	—	—	7
Other	—	—	2	—	—	2
Cost recovery mechanisms – offset in natural gas purchased for resale(e)	(4)	—	16	—	—	12
Other cost recovery mechanisms(f)	—	—	1	—	—	1
Total natural gas revenue change	$3	$—	$20	$—	$—	$23
(a)Includes an increase in transmission revenues of $23 million at Ameren Illinois for the three months ended March 31, 2025, compared with the year-ago period.
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
(d)The electric deferred income tax adjustment relates to certain excess deferred income taxes that will be amortized through 2025. Offsetting expense increases or decreases are reflected within “Income Taxes” on the statement of income. This item has no impact on earnings.
(e)Electric and natural gas revenue changes are offset by corresponding changes in “Fuel and purchased power” and “Natural gas purchased for resale” on the statement of income. For the three months ended March 31, 2025, activity in Other/Intersegment Eliminations of $10 million represents the changes in eliminations of related-party transactions between Ameren Missouri, Ameren Illinois, and ATXI (-$1 million), as well as changes in Ameren Transmission revenue from transmission services provided to Ameren Illinois Electric Distribution (-$9 million). See Note 8 – Related-party Transactions and Note 14 – Segment Information under Part I, Item 1, of this report for additional information on intersegment eliminations. These items have no overall impact on earnings.
(f)Offsetting expense increases or decreases are reflected in “Other operations and maintenance,” “Depreciation and amortization,” or in “Taxes other than income taxes,” within the “Operating Expenses” section of the statement of income. These items have no overall impact on earnings.

Electric Revenues
Ameren
Ameren’s electric revenues increased $258 million, or 19%, for the three months ended March 31, 2025, compared with the year-ago period, primarily due to increased revenues at Ameren Missouri, Ameren Illinois Electric Distribution, and Ameren Transmission, as discussed below.
Ameren Transmission
Ameren Transmission’s electric revenues increased $25 million, or 14%, for the three months ended March 31, 2025, compared with the year-ago period. Revenues were favorably affected by higher recoverable expenses (+$20 million) and increased capital investment
(+$5 million), as evidenced by a 7% increase in rate base used to calculate the revenue requirement.
Ameren Missouri
Ameren Missouri’s electric revenues increased $179 million, or 25%, for the three months ended March 31, 2025, compared with the year-ago period.
The following items increased Ameren Missouri’s electric revenues between periods:
•“Off-system sales, capacity, transmission, and FAC revenues, net” increased $165 million, primarily due to higher spring capacity prices, which were set by annual MISO auctions.
•The effect of weather increased revenues an estimated $38 million due to colder winter temperatures in 2025 as heating degree days increased 21% from the year-ago period.
•Revenues increased $13 million due to the collection of surcharges related to the servicing of securitized utility tariff bonds issued in December 2024 to finance costs related to the accelerated retirement of the Rush Island Energy Center. This increase in revenue is offset by increases in interest and amortization expense. See Note 1 – Summary of Significant Accounting Policies under Part I, Item 1, of this report for additional information.
•Revenues associated with other cost recovery mechanisms increased $3 million due to increased RESRAM revenues and gross receipts taxes, partially offset by lower MEEIA program costs.
The following items decreased Ameren Missouri’s electric revenues between periods:
•In accordance with the June 2024 MoPSC financing order, revenues decreased $17 million due to the deferral of base rate revenues to a regulatory liability related to the Rush Island Energy Center since its October 15, 2024 retirement date. The regulatory liability will be refunded through base rates, effective June 1, 2025, as a result of the April 2025 MoPSC electric rate order. See Note 2 – Rate and Regulatory Matters under Part I, Item 1, of this report for additional information regarding the April 2025 MoPSC electric rate order.
•Excluding the estimated effects of weather and the MEEIA customer energy-efficiency programs, electric revenues decreased an estimated $13 million, due to lower realized prices related to changes in customer usage patterns, and decreased retail sales volumes, which were, in part, unfavorably affected by the absence of an additional day as a result of the leap year in 2024.
•Revenues associated with “Cost recovery mechanisms – offset in fuel and purchased power” decreased $12 million, due to decreased revenue related to the amortization of costs previously deferred under the FAC that were reflected in customer rates. The changes to “Cost recovery mechanisms - offset in fuel and purchased power” are fully offset by changes to “Cost recovery mechanisms - offset in electric revenue” in fuel and purchased power.
Ameren Illinois
Ameren Illinois’ electric revenues increased $80 million, or 13%, for the three months ended March 31, 2025, compared with the year-ago period, driven by increased revenues at Ameren Illinois Electric Distribution and Ameren Illinois Transmission.
Ameren Illinois Electric Distribution
Ameren Illinois Electric Distribution’s revenues increased $66 million, or 13%, for the three months ended March 31, 2025, compared with the year-ago period.
The following items increased Ameren Illinois Electric Distribution’s revenues between periods:
•Base rates increased revenues by $22 million, due to higher recoverable non-purchased power expenses (+$19 million) and increased capital investment (+$3 million).

•Revenues associated with “Cost recovery mechanisms – offset in fuel and purchased power” increased $20 million due to increased purchased power expenses recovered from customers. The increase in electric revenues are fully offset by an increase in purchased power expenses under cost recovery mechanisms for purchased power, as discussed below.
•Other cost recovery mechanisms increased revenues by $13 million, primarily due to a higher amount of bad debt costs included in customer rates pursuant to the associated rider.
•Revenues increased $5 million due to the recovery of and return on increased energy-efficiency program investments under performance-based formula ratemaking.
•Other revenues increased $5 million primarily due to mutual assistance provided to Ameren Missouri for major storms experienced throughout its service territory in January and March 2025.
Ameren Illinois Transmission
Ameren Illinois Transmission’s revenues increased $23 million, or 18%, for the three months ended March 31, 2025, compared with the year-ago period. Base rate revenues were favorably affected by higher recoverable expenses (+$19 million) and increased capital investment (+$4 million), as evidenced by a 7% increase in rate base used to calculate the revenue requirement.
Natural Gas Revenues
Ameren
Ameren’s natural gas revenues increased $23 million, or 5%, for the three months ended March 31, 2025, compared with the year-ago period, due to increased revenues at Ameren Illinois Natural Gas and Ameren Missouri, as discussed below.
Ameren Missouri
Ameren Missouri’s natural gas revenues increased $3 million, or 5%, for the three months ended March 31, 2025, compared with the year-ago period, primarily due to colder winter temperatures.
Ameren Illinois Natural Gas
Ameren Illinois Natural Gas’ revenues increased $20 million, or 5%, for the three months ended March 31, 2025, compared with the year-ago period. “Cost recovery mechanisms – offset in natural gas purchased for resale” increased revenues $16 million for the three months ended March 31, 2025, due to a higher collection of natural gas costs previously deferred under the PGA. The increase in natural gas revenues under the PGA are fully offset by an increase in natural gas purchased for resale expenses.
Fuel and Purchased Power
The following table presents the increases (decreases) by Ameren segment for fuel and purchased power for the three months ended March 31, 2025, compared with the year-ago period:

Three Months	Ameren Missouri	Ameren Illinois Electric Distribution	Ameren Illinois Natural Gas	Ameren Transmission	Other /Intersegment Eliminations	Ameren
Fuel and purchased power change:
Energy costs (excluding the estimated effect of weather)	$165	$—	$—	$—	$—	$165
Retail sales volume (excluding the estimated effect of weather)	(2)	—	—	—	—	(2)
Effect of weather (estimate)(a)	8	—	—	—	—	8
Transmission service charges (not included in the FAC)	3	—	—	—	—	3
Other	2	—	—	—	—	2
Cost recovery mechanisms – offset in electric revenue(b)	(12)	20	—	—	(10)	(2)
Total fuel and purchased power change	$164	$20	$—	$—	$(10)	$174
(a)Represents the estimated variation resulting primarily from changes in cooling and heating degree-days on electric demand compared with the year-ago period; this variation is based on temperature readings from the National Oceanic and Atmospheric Administration weather stations at local airports in our service territories.
(b)“Cost recovery mechanisms — offset in electric revenue” changes are offset by corresponding changes in “Cost recovery mechanisms — offset in fuel and purchased power” in electric revenues. For the three months ended March 31, 2025, activity in Other/Intersegment Eliminations of $10 million, represents the changes in eliminations of related-party transactions between Ameren Missouri, Ameren Illinois, and ATXI (-$1 million), as well as changes in Ameren Transmission revenue from transmission services provided to Ameren Illinois Electric Distribution (-$9 million). See Note 8 – Related-party Transactions and Note 14 – Segment Information under Part I, Item 1, of this report for additional information on intersegment eliminations. These items have no overall impact on earnings.

Ameren
Ameren Missouri and Ameren Illinois are generally allowed to pass on to customers prudently incurred costs for fuel and purchased power. Ameren’s electric fuel and purchased power expenses increased $174 million, or 53%, for the three months ended March 31, 2025, compared with the year-ago period, primarily due to increased fuel and purchased power expenses at Ameren Missouri and Ameren Illinois Electric Distribution, as discussed below.
Ameren Missouri
Ameren Missouri’s fuel and purchased power expenses increased $164 million, or 99%, for the three months ended March 31, 2025, compared with the year-ago period.
The following items increased Ameren Missouri’s fuel and purchased power expense between periods:
•Energy costs increased $165 million primarily due to higher spring capacity prices, which were set by annual MISO auctions. Ameren Missouri’s 5% exposure to net energy cost variances under the FAC is the difference between “Off-system sales, capacity, transmission, and FAC revenues, net” and “Energy costs (excluding the estimated effect of weather)”. These results had an immaterial impact on earnings between periods.
•Fuel and purchased power expenses increased an estimated $8 million due to an increase in electric retail sales as a result of colder winter temperatures.
•Transmission service charges (not included in the FAC) increased $3 million due to higher transmission rates related to increased revenue requirements of other MISO transmission operators.
“Cost recovery mechanisms — offset in electric revenue” decreased $12 million for the three months ended March 31, 2025, compared with the year-ago period, due to decreased amortization of costs previously deferred under the FAC. The changes to “Cost recovery mechanisms - offset in electric revenue” are fully offset by “Cost recovery mechanisms - offset in fuel and purchased power” in electric revenues.
Ameren Illinois Electric Distribution
Ameren Illinois Electric Distribution’s purchased power expenses increased $20 million, or 10%, for the three months ended March 31, 2025, compared with the year-ago period, primarily due to higher volumes (+$17 million) related to residential and small commercial customers switching from alternative retail electric suppliers to Ameren Illinois’ supplied power, and increased intersegment transmission service charges (+$9 million), partially offset by decreased energy prices (-$6 million), which largely reflect the results of IPA procurement events. The changes to “Cost recovery mechanisms - offset in electric revenue” are fully offset by changes to “Cost recovery mechanisms - offset in fuel and purchased power” in electric revenues.

Natural Gas Purchased for Resale
The following table presents the increases (decreases) by Ameren segment for natural gas purchased for resale for the three months ended March 31, 2025, compared with the year-ago period:

Three Months	Ameren Missouri	Ameren Illinois Electric Distribution	Ameren Illinois Natural Gas	Ameren Transmission	Other /Intersegment Eliminations	Ameren
Natural gas purchased for resale change:
Effect of weather (estimate)(a)	$6	$—	$—	$—	$—	$6
Cost recovery mechanisms – offset in natural gas revenue(b)	(4)	—	16	—	—	12
Total natural gas purchased for resale change	$2	$—	$16	$—	$—	$18
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
Ameren
Ameren Missouri and Ameren Illinois are allowed to pass on to customers prudently incurred costs for natural gas purchased for resale. Ameren’s natural gas purchased for resale expenses increased $18 million, or 12%, for the three months ended March 31, 2025, compared with the year-ago period, due to increased natural gas purchased for resale expenses at Ameren Illinois Natural Gas and Ameren Missouri, as discussed below.
Ameren Missouri
Ameren Missouri’s natural gas purchased for resale expenses were comparable for the three months ended March 31, 2025, compared with the year-ago period. Colder winter temperatures increased natural gas costs $6 million as heating degree days increased 21%. “Cost recovery mechanisms — offset in natural gas revenue” decreased natural gas costs $4 million due to lower amortization of natural gas costs that were previously deferred under the PGA.
Ameren Illinois Natural Gas
Ameren Illinois Natural Gas’ natural gas purchased for resale expenses increased $16 million, or 13%, for the three months ended March 31, 2025, compared with the year-ago period, primarily due to higher amortization of natural gas costs that were previously deferred under the PGA. Changes in natural gas purchased for resale expenses are fully offset by changes in natural gas revenues under the PGA.

Other Operations and Maintenance Expenses

Increase (Decrease) by Segment
Total by Segment(a)	Overall Ameren Increase of $15 Million

$ (Millions)
400
200
0
$485
$19
$55
$166
$250
$470
$19
$58
$136
$254
2025
2024

(a)Includes other/intersegment eliminations of $(5) million and $3 million in the three months ended March 31, 2025 and 2024, respectively.

Ameren Missouri	Ameren Illinois Natural Gas	Other/Intersegment Eliminations

Ameren Illinois Electric Distribution	Ameren Transmission
Ameren
Other operations and maintenance expenses increased $15 million in the three months ended March 31, 2025, compared with the year-ago period, due to the changes discussed below. In addition to changes by segments discussed below, other operations and maintenance expenses decreased $8 million in the three months ended March 31, 2025, for activity not reported as part of a segment, as reflected in “Other/Intersegment Eliminations” above, primarily due to a decrease of $5 million in individually insignificant items and a $3 million decrease in the elimination of the non-service cost component of net periodic benefit income. The non-service cost component of net periodic benefit cost or income at Ameren Services is allocated to the segments and primarily included in the segments’ other operations and maintenance expenses.
Ameren Transmission
Other operations and maintenance expenses were comparable between periods.
Ameren Missouri
Other operations and maintenance expenses decreased $4 million in the three months ended March 31, 2025, compared with the year-ago period, primarily due to the absence in 2025 of a $15 million charge related to the NSR and Clean Air Act litigation associated with the Rush Island Energy Center.

The following items partially offset the decrease in other operations and maintenance expenses for the three months ended March 31, 2025, compared with the year-ago period:

•Individually insignificant increases of $7 million in various other operations and maintenance expenses, including other labor, increased maintenance expense for cloud-related software, a decrease in the cash surrender value of COLI, and increased bad debt expense.
•Transmission and distribution storm-related costs increased $5 million in the three months ended March 31, 2025, because of the major storms experienced throughout its service territory in January and March 2025.

Ameren Illinois
Other operations and maintenance expenses increased $26 million in the three months ended March 31, 2025, compared with the year-ago period, primarily because of the following items:
Ameren Illinois Electric Distribution
Other operations and maintenance increased $30 million in the three months ended March 31, 2025, primarily due to the following items:
•Bad debt costs increased $13 million, primarily because of a higher base level of expenses included in customer rates pursuant to the associated rider.
•Individually insignificant increases of $7 million in various other operations and maintenance expenses including customer demand programs, increased maintenance expense for cloud-related software, customer generation rebates, and a decrease in the cash surrender value of COLI.
•Increased costs associated with customer energy-efficiency investments under formula ratemaking of $4 million, primarily due to amortization of regulatory assets.
•Increased costs of $2 million resulting from steps taken to comply with the CEJA.
•Storm-related costs, including related amortizations of previously deferred balances, increased $2 million due to major storms experienced throughout its service territory in January and March 2025.
Ameren Illinois Natural Gas
Other operations and maintenance costs decreased $3 million in the three months ended March 31, 2025, primarily due to a decrease in labor expense resulting from steps taken to align operations and maintenance expense as a result of the November 2023 ICC natural gas rate order.
Ameren Illinois Transmission
Other operations and maintenance expenses were comparable between periods.

Depreciation and Amortization Expenses

Increase (Decrease) by Segment
Total by Segment(a)	Overall Ameren Increase of $6 Million

$367
$361
$48
$32
$91
$194
$39
$33
$93
$195
300
150
0
$ (Millions)
2025
2024

(a)Includes other/intersegment eliminations of $2 million and $1 million in the three months ended March 31, 2025 and 2024, respectively.

Ameren Missouri	Ameren Illinois Natural Gas	Other/Intersegment Eliminations

Ameren Illinois Electric Distribution	Ameren Transmission
Depreciation and amortization expenses increased $6 million in the three months ended March 31, 2025, compared with the year-ago period, at Ameren and Ameren Illinois, respectively, primarily because of an increase of $9 million at Ameren Transmission due to additional property, plant, and equipment investments. Depreciation and amortization expenses decreased $1 million at Ameren Missouri in the three months ended March 31, 2025. Ameren’s and Ameren Missouri’s depreciation and amortization expenses for the three months ended March 31, 2025, compared with the year-ago period, were affected by the following, which include the effect of the additional investments at Ameren Missouri:
•Depreciation and amortization expenses reflected a deferral to a regulatory asset of depreciation and amortization associated with investments in eligible property, plant, and equipment not yet included in base rates, pursuant to PISA and RESRAM, which decreased depreciation and amortization expenses by $10 million.
•The amortization of a regulatory asset associated with the securitization of Ameren Missouri’s Rush Island Energy Center increased depreciation and amortization expenses by $6 million.
•The lower net under-recovery of RESRAM eligible expenses increased depreciation and amortization expenses by $3 million.

Taxes Other Than Income Taxes

Increase (Decrease) by Segment
Total by Segment(a)	Overall Ameren Increase of $9 Million

160
120
80
40
0
$ (Millions)
$144
$135
$29
$21
$89
$26
$17
$87
2025
2024

(a)Includes $1 million and $2 million at Ameren Transmission in the three months ended March 31, 2025 and 2024, respectively, and other/intersegment eliminations of $4 million and $3 million in the three months ended March 31, 2025 and 2024, respectively.

Ameren Missouri	Ameren Illinois Natural Gas	Other/Intersegment Eliminations

Ameren Illinois Electric Distribution	Ameren Transmission
Taxes other than income taxes increased $9 million in the three months ended March 31, 2025, compared with the year-ago period, primarily because of an increase of $4 million, $3 million and $2 million at Ameren Illinois Electric Distribution, Ameren Illinois Natural Gas and Ameren Missouri, respectively. Taxes other than income taxes increased primarily due to an increase in gross receipts taxes of $3 million, $3 million and $1 million at Ameren Illinois Natural Gas, Ameren Missouri, and Ameren Illinois Electric Distribution, respectively, resulting from increased retail electric and natural gas sales; and an increase of $2 million at Ameren Illinois Electric Distribution due to an increase in excise taxes resulting from higher invested capital taxes.

Other Income, Net

Increase (Decrease) by Segment
Total by Segment(a)	Overall Ameren Decrease of $4 Million

100
80
60
40
20
0
$ (Millions)
$85
$7
$7
$5
$23
$43
$89
$14
$2
$7
$22
$44
2025
2024

Ameren Missouri	Ameren Illinois Natural Gas	Other/Intersegment Eliminations

Ameren Illinois Electric Distribution	Ameren Transmission
See Note 5 – Other Income, Net, under Part I, Item 1, of this report for additional information. See Note 11 – Retirement Benefits under Part I, Item 1, of this report for more information on the non-service cost components of net periodic benefit income.
Ameren
Other income, net, decreased $4 million in the three months ended March 31, 2025. In addition to changes discussed below, other income, net, decreased $7 million for activity not reported as part of a segment, primarily due to the decrease in income of $4 million from equity method investments to advance clean and resilient energy technologies and a decrease of $3 million in the non-service cost component of net periodic benefit income.
Ameren Transmission
Other income, net, increased $5 million in the three months ended March 31, 2025, due to a higher allowance for equity funds used during construction, primarily resulting from a decreased level of short-term borrowings included in the calculation and higher average construction work in progress balances.
Ameren Missouri
Other income, net, were comparable between periods.
Ameren Illinois
Other income, net, increased $3 million in the three months ended March 31, 2025, compared with the year-ago period, primarily due to an increase of $7 million in the allowance of equity funds used during construction, largely at Ameren Illinois Transmission. Other income, net, increased $3 million from other interest income on regulatory balances, largely at Ameren Illinois Electric Distribution. These increases were partially offset by a decrease of $7 million in the non-service cost component of net periodic benefit income, primarily at Ameren Illinois Electric Distribution.

Interest Charges

Increase (Decrease) by Segment
Total by Segment	Overall Ameren Increase of $21 Million

$ (Millions)
175
150
125
100
75
50
25
0
$175
$45
$29
$15
$26
$60
$154
$26
$29
$15
$22
$62
2025
2024

Ameren Missouri	Ameren Illinois Natural Gas	Other/Intersegment Eliminations

Ameren Illinois Electric Distribution	Ameren Transmission
See Note 3 – Short-term Debt and Liquidity under Part I, Item 1, of this report and the Long-term Debt and Equity section below for additional information on short-term borrowings and long-term debt, respectively, discussed below.
Ameren
Interest charges increased $21 million in the three months ended March 31, 2025, compared with the year-ago period. In addition to changes by segments discussed below, interest charges increased $19 million, compared with the year-ago period, at Ameren (parent) primarily because of an increased level of short-term borrowings.
Ameren Transmission
Interest charges were comparable between periods.
Ameren Missouri
Interest charges decreased $2 million in the three months ended March 31, 2025, compared with the year-ago period. Interest charges reflected a deferral to a regulatory asset of interest associated with investments in eligible property, plant and equipment not yet reflected in rates pursuant to PISA and RESRAM, which decreased interest charges by $17 million. Interest charges also decreased by $3 million due to the maturity of $350 million of senior secured notes bearing a 3.5% interest rate in April 2024 that were repaid with cash on hand.
The above decreases were largely offset by an increase in interest charges because of issuances of long-term debt in January 2024, April 2024, October 2024, and the December 2024 issuance of securitized utility tariff bonds associated with the retirement of the Rush Island Energy Center, see Note 14 - Commitments and Contingencies under Part II, Item 8, in the Form 10-K for more information, which cumulatively increased interest charges by $18 million.
Ameren Illinois
Interest charges increased $7 million in the three months ended March 31, 2025, compared with the year-ago period, because of increases of $4 million at Ameren Illinois Electric Distribution and $3 million at Ameren Illinois Transmission, primarily due to issuances of long-term debt in June 2024 and March 2025.

Income Taxes
The following table presents effective income tax rates for the three months ended March 31, 2025 and 2024:

	Three Months(a)
	2025	2024
Ameren	14%	14%
Ameren Missouri	8%	4%
Ameren Illinois	24%	24%
Ameren Illinois Electric Distribution	21%	17%
Ameren Illinois Natural Gas	26%	26%
Ameren Illinois Transmission	25%	25%
Ameren Transmission	25%	26%
(a)Estimate of the annual effective income tax rate adjusted to reflect the tax effect of items discrete to the three months ended March 31, 2025 and 2024.
See Note 12 – Income Taxes under Part I, Item 1, of this report for a reconciliation of the federal statutory corporate income tax rate to the effective income tax rate for the Ameren Companies.
The effective tax rate was higher at Ameren Illinois Electric Distribution in the three months ended March 31, 2025, compared with the year-ago period, primarily due to a decrease in excess deferred tax amortization pursuant to an ICC order, which was offset by a corresponding increase in revenues.
LIQUIDITY AND CAPITAL RESOURCES
Collections from our utility tariff-based revenues are our principal source of cash provided by operating activities. A diversified retail customer mix, primarily consisting of rate-regulated residential, commercial, and industrial customers, provides us with a reasonably predictable source of cash. In addition to using cash provided by operating activities, we use available cash, drawings under committed credit agreements, commercial paper issuances, and/or, in the case of Ameren Missouri and Ameren Illinois, short-term affiliate borrowings to support normal operations and temporary capital requirements. We may reduce our short-term borrowings with cash provided by operations or, at our discretion, with long-term borrowings, or, in the case of Ameren Missouri and Ameren Illinois, with capital contributions from Ameren (parent). As of March 31, 2025, there have been no material changes other than in the ordinary course of business related to cash requirements arising from the long-term commitments for fuel for generation, purchased power, and natural gas for distribution as described under Liquidity and Capital Resources in Item 7 of the Form 10-K.
We expect to make significant capital expenditures over the next five years, supported by a combination of long-term debt and equity, as we invest in our electric and natural gas utility infrastructure to support overall system reliability, grid modernization, renewable energy target requirements, environmental compliance, and other improvements. For additional information about our long-term debt outstanding, including maturities due within one year, and the applicable interest rates, see Note 5 – Long-term Debt and Equity Financings under Part II, Item 8 of the Form 10-K and Note 4 – Long-term Debt and Equity Financings under Part I, Item 1, of this report. As part of its funding plan for capital expenditures, Ameren is using newly-issued shares of common stock to satisfy requirements under the DRPlus and employee benefit plans and expects to continue to do so through at least 2029. Additionally, Ameren may offer and sell from time to time common stock, including under its ATM program, which includes the ability to enter into forward sale agreements, subject to market conditions and other factors. There were no shares issued under the ATM program during the three months ended March 31, 2025. As of March 31, 2025, Ameren had multiple forward sale agreements that could be settled under the ATM program with various counterparties relating to 5.8 million shares of common stock. Ameren expects to settle approximately $530 million of the forward sale agreements with physical delivery of 5.8 million shares of common stock by December 31, 2025. Including issuances under the DRPlus and employee benefit plans, Ameren plans to issue approximately $600 million of equity each year from 2025 to 2029. As of March 31, 2025, Ameren had approximately $230 million of common stock available for sale under the ATM program, which takes into account the forward sale agreements in effect as of March 31, 2025. In 2025, Ameren intends to increase the amount of common stock available for sale under its ATM program. The Ameren Companies expect their equity to total capitalization and cash flow metrics to support solid investment-grade credit ratings. See Long-term Debt and Equity below and Note 4 – Long-term Debt and Equity Financings under Part I, Item 1, of this report for additional information on the ATM program, including the forward sale agreements under the ATM program relating to common stock.

The following table presents net cash provided by (used in) operating, investing, and financing activities for the three months ended March 31, 2025 and 2024:

	Net Cash Provided By Operating Activities					Net Cash Used In Investing Activities			Net Cash Provided By (Used In) Financing Activities
	2025		2024		Variance	2025	2024	Variance	2025	2024	Variance
Ameren	$431	(a)	$492	(a)	$(61)	$(1,087)	$(906)	$(181)	$704	$497	$207
Ameren Missouri	97		177		(80)	(647)	(482)	(165)	578	311	267
Ameren Illinois	342	(a)	415	(a)	(73)	(363)	(372)	9	35	(23)	58
(a)Both Ameren and Ameren Illinois’ cash provided by operating activities included cash outflows of $22 million and $24 million for the electric energy-efficiency rider and $14 million and $6 million for the customer generation rebate program for the three months ended March 31, 2025 and 2024, respectively.
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
Ameren
Ameren’s cash provided by operating activities decreased $61 million in the first three months of 2025, compared with the year-ago period. The following items contributed to the decrease:
•A $62 million increase in interest payments, primarily due to an increase in the average outstanding debt.
•A $24 million decrease due to the timing of receipts and refunds of customer deposits.
•A $22 million decrease due to the absence of insurance proceeds received in 2024 related to workers’ compensation claims at Ameren Illinois.
•A $10 million decrease due to payments for the spring 2025 scheduled refueling and maintenance outage at the Callaway Energy Center, which began in late March 2025. There was no scheduled outage in 2024.
•An $8 million decrease due to the absence of payments received from the DOE in 2024 for reimbursement of spent nuclear fuel storage and related costs.
•An $8 million increase in property tax payments at Ameren Missouri, primarily due to higher assessed property tax values.
•An $8 million decrease due to higher restoration costs, primarily at Ameren Illinois, related to major storms in January and March 2025.
•A $7 million decrease due to the timing of payments for accounts payable and prepaid expenses.
The following items partially offset the decrease in Ameren’s cash from operating activities between periods:
•A $96 million increase, primarily at Ameren Illinois, resulting from increased customer collections primarily from electric distribution and transmission base rate increases and rate base growth and higher electric and natural gas distribution sales volumes due to colder winter temperatures in 2025.
•An $8 million increase due to lower payments for coal deliveries primarily due to weather-related transportation delays.
Ameren Missouri
Ameren Missouri’s cash provided by operating activities decreased $80 million in the first three months of 2025, compared with the year-ago period. The following items contributed to the decrease:
•A $35 million decrease due to the timing of payments for accounts payable and prepaid expenses.
•A $20 million decrease due to lower income tax refunds from Ameren (parent), pursuant to the tax allocation agreement, primarily due to higher taxable income compared to 2024.
•A $19 million increase in interest payments, primarily due to an increase in the average outstanding debt.
•A $10 million decrease due to payments for the spring 2025 scheduled refueling and maintenance outage at the Callaway Energy Center, which began in late March 2025. There was no scheduled outage in 2024.
•An $8 million decrease due to the timing of payments received from the DOE for reimbursement of spent nuclear fuel storage and related costs.
•An $8 million increase in property tax payments, primarily due to higher assessed property tax values.

The decrease in Ameren Missouri’s cash from operating activities between periods was partially offset by an $8 million increase due to lower payments for coal deliveries primarily due to weather-related transportation delays.
Ameren Illinois
Ameren Illinois’ cash provided by operating activities decreased $73 million in the first three months of 2025, compared with the year-ago period. The following items contributed to the decrease:
•A $65 million decrease due to higher income tax payments to Ameren (parent), pursuant to the tax allocation agreement, primarily due to higher taxable income compared to 2024.
•A $22 million decrease due to the absence of insurance proceeds received in 2024 related to workers’ compensation claims.
•A $15 million decrease due to individually insignificant items including higher materials and supplies purchases, payments to contractors, and workers’ compensation payments, as well as an increase in net collateral posted with counterparties.
•A $14 million increase in interest payments, primarily due to an increase in the average outstanding debt.
•A $14 million decrease due to the timing of receipts and refunds of customer deposits.
•An $8 million decrease due to the timing of payments for accounts payable.
•A $6 million decrease due to higher restoration costs related to major storms in January and March 2025.
The decrease in Ameren Illinois’ cash from operating activities between periods was partially offset by a $92 million increase resulting from increased customer collections primarily from electric distribution and transmission base rate increases and rate base growth and higher electric and natural gas distribution sales volumes due to colder winter temperatures in 2025.
Cash Flows from Investing Activities
Ameren’s cash used in investing activities increased $181 million during the first three months of 2025, compared with the year-ago period, primarily as a result of a $174 million increase in capital expenditures, largely resulting from increased natural gas and renewable generation-related investments at Ameren Missouri, and increased storm-related expenditures at Ameren Missouri and Ameren Illinois, partially offset by decreased expenditures for electric distribution infrastructure upgrades at Ameren Illinois. In addition, Ameren’s cash used in investing activities increased due to a $10 million increase in net investment activity in the nuclear decommissioning trust fund at Ameren Missouri.
Ameren Missouri’s cash used in investing activities increased $165 million during the first three months of 2025, compared with the year-ago period, primarily as a result of a $192 million increase in capital expenditures, largely resulting from increased natural gas and renewable generation-related investments, as well as increased storm-related expenditures. Ameren Missouri’s cash used in investing activities also increased due to a $10 million increase in net investment activity in the nuclear decommissioning trust fund, and was partially offset by a $43 million decrease in net money pool advances.
Ameren Illinois’ cash used in investing activities decreased $9 million during the first three months of 2025, compared with the year-ago period, primarily as a result of a $10 million decrease in capital expenditures, largely resulting from decreased expenditures for electric distribution infrastructure upgrades, partially offset by increased storm-related expenditures.
Cash Flows from Financing Activities
Cash provided by, or used in, financing activities is a result of our financing needs, which depend on the level of cash provided by operating activities, the level of cash used in investing activities, the level of dividends, and our long-term debt maturities, among other things.
Ameren’s cash provided by consolidated financing activities increased $207 million during the first three months of 2025, compared with the year-ago period. During the first three months of 2025, Ameren utilized net proceeds from the issuance of long-term debt of $1.1 billion for general corporate purposes, and to repay $300 million of long-term debt maturities and then-outstanding short-term debt. During the first three months of 2025, Ameren utilized proceeds from net commercial paper issuances of $108 million and cash provided by operating activities to fund, in part, capital expenditures. In comparison, during the first three months of 2024, Ameren utilized net proceeds from the issuance of long-term debt of $347 million for capital expenditures and to repay then-outstanding short-term debt. In addition, during the first three months of 2024, Ameren utilized proceeds from net commercial paper issuances of $332 million along with cash provided by operating activities to fund, in part, capital expenditures. During the first three months of 2025, Ameren paid common stock dividends of $191 million, compared with $178 million in the year-ago period, as a result of an increase in both the dividend rate and the number of common shares outstanding.
Ameren Missouri’s cash provided by financing activities increased $267 million during the first three months of 2025, compared with the year-ago period. During the first three months of 2025, Ameren Missouri utilized proceeds from net commercial paper issuances of $629 million and cash provided by operating activities to fund, in part, capital expenditures. In comparison, during the first three months of

2024, Ameren Missouri utilized net proceeds from the issuance of long-term debt of $347 million for capital expenditures and to repay then-outstanding short-term debt. Additionally, during the first three months of 2024, Ameren Missouri utilized net commercial paper issuances totaling $274 million and cash provided by operating activities to fund, in part, capital expenditures, and repaid $306 million of money pool borrowings. During the first three months of 2025, Ameren Missouri also paid common stock dividends of $50 million.
Ameren Illinois’ financing activities provided cash of $35 million during the first three months of 2025, compared to using cash of $23 million during the year-ago period. During the first three months of 2025, Ameren Illinois utilized proceeds from the issuance of long-term debt of $350 million to repay $300 million of long-term debt maturities and then-outstanding short-term debt. Ameren Illinois also utilized proceeds from net commercial paper issuances of $101 million and cash provided by operating activities to fund, in part, capital expenditures, and to repay $37 million of money pool borrowings during the first three months of 2025. In comparison, during the first three months of 2024, Ameren Illinois utilized proceeds from net commercial paper issuances of $58 million and cash provided by operating activities to fund, in part, capital expenditures, and to repay $81 million of money pool borrowings. During the first three months of 2025, Ameren Illinois also paid common stock dividends of $75 million.
See Long-term Debt and Equity in this section for additional information on maturities and issuances of long-term debt, and issuances of common stock.

Short-term Debt and Liquidity
The following table presents Ameren’s consolidated net available liquidity as of March 31, 2025:

Available at March 31, 2025
Ameren (parent) and Ameren Missouri:
Missouri Credit Agreement – borrowing capacity	$1,400
Less: Ameren (parent) commercial paper outstanding	255
Less: Ameren Missouri commercial paper outstanding	629
Less: Letters of credit	20
Missouri Credit Agreement – subtotal	496
Ameren (parent) and Ameren Illinois:
Illinois Credit Agreement – borrowing capacity	1,200
Less: Ameren (parent) commercial paper outstanding	179
Less: Ameren Illinois commercial paper outstanding	189
Less: Letters of credit	4
Illinois Credit Agreement – subtotal	828
Subtotal	$1,324
Add: Cash and cash equivalents	23
Net Available Liquidity(a)	$1,347
(a)Does not include Ameren’s forward equity sale agreements. See Note 4 – Long-term Debt and Equity Financings under Part I, Item 1, of this report for additional information.
The Credit Agreements, among other things, provide $2.6 billion of credit until maturity in December 2028. See Note 3 – Short-term Debt and Liquidity under Part I, Item 1, of this report for additional information on the Credit Agreements. During the three months ended March 31, 2025, Ameren (parent), Ameren Missouri, and Ameren Illinois each issued commercial paper. Borrowings under the Credit Agreements and commercial paper issuances are based upon available interest rates at the time of the borrowing or issuance.
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

Long-term Debt and Equity
The following table presents issuances (net of any issuance premiums or discounts) of long-term debt and equity, as well as redemptions and maturities of long-term debt for the three months ended March 31, 2025 and 2024:

	Month Issued, Redeemed, or Matured	2025	2024
Issuances of Long-term Debt
Ameren:
5.375% Senior unsecured notes due 2035	March	$749	$—
Ameren Missouri:
5.25% First mortgage bonds due 2054	January	—	347
Ameren Illinois:
5.625% First mortgage bonds due 2055	March	350	—
Total Ameren long-term debt issuances		$1,099	$347
Issuances of Common Stock
Ameren:
DRPlus and 401(k)(a)(b)	Various	$13	$10
Total Ameren common stock issuances(c)		$13	$10
Maturities of Long-term Debt
Ameren Illinois:
3.25% Senior secured notes due 2025	March	$300	$—
Total Ameren long-term debt maturities		$300	$—
(a)Ameren issued a total of 0.1 million and 0.1 million shares of common stock under its DRPlus and 401(k) plan for the three months ended March 31, 2025 and 2024, respectively.
(b)Excludes a $9 million and $7 million receivable at March 31, 2025 and 2024, respectively.
(c)Excludes 0.3 million and 0.2 million shares of common stock valued at $25 million and $16 million issued for no cash consideration in connection with stock-based compensation for the three months ended March 31, 2025 and 2024, respectively.
In April 2025, Ameren Missouri issued $500 million of 5.25% first mortgage bonds due April 2035, with interest payable semiannually on April 15 and October 15 of each year, beginning October 15, 2025. Net proceeds from this issuance were used to repay short-term debt.
See Note 4 – Long-term Debt and Equity Financings under Part I, Item 1, of this report for additional information, including proceeds from issuances of long-term debt, the use of those proceeds, Ameren’s forward equity sale agreements, and the ATM program.
Indebtedness Provisions and Other Covenants
At March 31, 2025, the Ameren Companies were in compliance with the provisions and covenants contained in their credit agreements, indentures, and articles of incorporation, as applicable, and ATXI was in compliance with the provisions and covenants contained in its note purchase agreements. See Note 3 – Short-term Debt and Liquidity under Part I, Item 1, of this report and Note 4 – Short-term Debt and Liquidity and Note 5 – Long-term Debt and Equity Financings under Part II, Item 8, of the Form 10-K for a discussion of provisions, applicable cross-default provisions, and covenants contained in our credit agreements, in ATXI’s note purchase agreements, and in certain of the Ameren Companies’ indentures and articles of incorporation.
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

See Note 4 – Short-term Debt and Liquidity and Note 5 – Long-term Debt and Equity Financings under Part II, Item 8, of the Form 10-K for additional discussion of covenants and provisions contained in certain of the Ameren Companies’ financial agreements and articles of incorporation that would restrict the Ameren Companies’ payment of dividends in certain circumstances. At March 31, 2025, none of these circumstances existed at Ameren, Ameren Missouri, or Ameren Illinois and, as a result, these companies were not restricted from paying dividends.
The following table presents common stock dividends declared and paid by Ameren Corporation to its common shareholders and by Ameren subsidiaries to their parent, Ameren Corporation, for the three months ended March 31, 2025 and 2024:

	Three Months
	2025	2024
Ameren	$191	$178
Ameren Missouri	50	—
Ameren Illinois	75	—
ATXI	15	—
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
Collateral Postings
Any weakening of our credit ratings may reduce access to capital and trigger additional collateral postings and prepayments. Such changes may also increase the cost of borrowing, resulting in an adverse effect on earnings. Cash collateral postings and prepayments made with external parties, including postings related to exchange-traded contracts, were immaterial and cash collateral posted by external parties were $61 million for Ameren and Ameren Illinois at March 31, 2025. A sub-investment-grade issuer or senior unsecured debt rating (below “Baa3” from Moody’s or below “BBB-” from S&P) at March 31, 2025, could have resulted in Ameren, Ameren Missouri, or Ameren Illinois being required to post additional collateral or other assurances for certain trade and contractual obligations amounting to $687 million, $661 million, and $26 million, respectively.
Changes in commodity prices could trigger additional collateral postings and prepayments. Based on credit ratings at March 31, 2025, if market prices were 15% higher or lower than March 31, 2025 levels in the next 12 months and 20% higher or lower thereafter through the end of the term of the commodity contracts, then Ameren, Ameren Missouri, and Ameren Illinois could be required to post an immaterial amount, compared to each company’s liquidity, of collateral or provide other assurances for certain trade and contractual obligations.

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
Operations
•In April 2025, Missouri Senate Bill 4 was enacted and will become effective in August 2025. The law made modifications to integrated resource planning, which requires Missouri electric utilities to file plans for meeting their customers' long-term energy needs. By August 2027, the MoPSC will publish a schedule for Missouri electric utilities to file integrated resource plans every four years. The MoPSC will be required to issue an order on the plans and shall determine whether the electric utility has submitted sufficient documentation and selected preferred resource plans representing a reasonable and prudent means of the utility's load serving obligations at just and reasonable rates. In making this determination, the MoPSC shall consider whether the plans appropriately balance specific factors described in the law. If the MoPSC approves the plans, requests for CCNs for new generation facilities to be constructed or acquired as a part of the approved plans shall be deemed necessary and convenient and the scope of the CCN proceedings to review projects will be limited. The approved generation facilities will also be eligible to include construction work in progress in rate base, subject to MoPSC approval, which would improve the timeliness of cash recovery. Utilities are not allowed to capitalize allowance for funds used during construction on amounts included in rate base under this provision. The amount of construction work in progress to be included in rate base is limited to prudently incurred expenditures made within the construction period for the facility. Separately, outside of the integrated resource planning process discussed above, the law allows a Missouri electric utility to request that the MoPSC authorize the inclusion of construction work in progress for new natural gas-fired generation facilities in rate base, subject to the same restrictions discussed above. The provisions allowing for the inclusion of construction work in progress on natural gas-fired generation in rate base expire in December 2035, unless Ameren Missouri requests and receives MoPSC approval of an extension through 2045. Also, beginning in July 2026 the law allows natural gas utilities to file regulatory rate reviews using a future test year, subject to MoPSC approval. If a natural gas utility is allowed to use a future test year, a reconciliation of the actual rate base and certain forecasted costs will be performed 45 days after the end of the test year. If a given year’s actual revenue requirement is less than the revenue requirement approved by the MoPSC due to changes in rate base or certain other costs, an adjustment is made to reduce natural gas operating revenues with an offset to a regulatory liability to reflect that test year’s amounts. The regulatory liability will then be refunded to customers in the next regulatory rate review and will accrue carrying costs at the applicable WACC. The law also made certain modifications to the PISA as discussed below.
•The PISA permits Ameren Missouri to defer and recover 85% of the depreciation expense for investments in qualifying property, plant, and equipment placed in service and not included in base rates. Investments not eligible for recovery under the PISA include amounts related to new nuclear generation facilities and service to new customer premises. Additionally, the PISA permits Ameren Missouri to earn a return at the applicable WACC on 85% of rate base that incorporates those qualifying investments, as well as changes in total accumulated depreciation excluding retirements and plant-related deferred income taxes since the previous regulatory rate review. The regulatory asset for accumulated PISA deferrals also earns a return at the applicable WACC until added to rate base prospectively. Ameren Missouri recognizes an offset to “Interest Charges” on its consolidated statement of income for its carrying cost of debt relating to each return allowed under the PISA, with the difference between the applicable WACC and its carrying cost of debt recognized in revenues when recovery of PISA deferrals is reflected in customer rates. Approved PISA deferrals are recovered over a period of 20 years following a regulatory rate review. Additionally, under the RESRAM, Ameren Missouri is permitted to recover the 15% of depreciation expense not recovered under the PISA, and earn a return at the applicable WACC for investments in renewable generation plant placed in service to comply with Missouri’s renewable energy standard. Accumulated RESRAM deferrals earn carrying costs at short-term interest rates. The PISA and the RESRAM mitigate the effects of regulatory lag between regulatory rate reviews. Those investments not eligible for recovery under the PISA and the remaining 15% of certain property, plant, and equipment placed in service, unless eligible for recovery under the RESRAM, remain subject to regulatory lag. As a result of the PISA election, additional provisions of the law apply to Ameren Missouri, including limitations on electric customer rate increases. Pursuant to Missouri law enacted in April 2025 and discussed above, Ameren Missouri’s PISA election was extended through 2035 and an additional extension through 2040 is allowed if requested by Ameren Missouri and approved by the MoPSC. This law also reduced the annual limit on increases to the electric service revenue requirement used to set customer rates, compared to the revenue requirement established in the immediately preceding rate order, due to the inclusion of incremental PISA deferrals in the revenue requirement. The annual limit currently in effect is 2.5% and will change to 2.25%, prorated monthly, for revenue requirements approved by the MoPSC after August 2025.

•In April 2025, the MoPSC issued an order that authorizes an increase of $355 million to Ameren Missouri’s annual revenue requirement for electric retail service, effective June 1, 2025. The order changed annualized depreciation, regulatory asset and liability amortization amounts, and the base level of expenses for trackers. On an annualized basis, these changes reflect an increase in “Depreciation and amortization” of approximately $70 million, among other expense changes, on Ameren’s and Ameren Missouri’s consolidated statements of income. As a result of this order, Ameren Missouri expects a year-over-year increase to 2025 earnings, compared to 2024, of approximately $100 million.
•In September 2024, Ameren Missouri filed a request with the MoPSC seeking approval to increase its annual revenues for natural gas delivery service. In May 2025, Ameren Missouri filed an updated request seeking approval to increase its annual revenues for natural gas delivery service by $38 million. The MoPSC proceeding relating to the proposed natural gas delivery service rate changes will take place over 11 months, with a decision by the MoPSC expected by August 2025 and new rates effective by September 2025. Ameren Missouri cannot predict the level of any natural gas delivery service rate change the MoPSC may approve, whether the requested regulatory recovery mechanisms will be continued, or whether any rate change that may eventually be approved will be sufficient for Ameren Missouri to recover its costs and earn a reasonable return on its investments when the rate change goes into effect.
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
•In March 2020, the FERC issued a Notice of Proposed Rulemaking on its transmission incentives policy, which proposed to increase the incentive ROE for participation in an RTO to 100 basis points from the current 50 basis points and revised the parameters for awarding incentives, while limiting the overall incentives to a cap of 250 basis points, among other things. In April 2021, the FERC issued a Supplemental Notice of Proposed Rulemaking, which proposed to modify the Notice of Proposed Rulemaking’s incentive for participation in an RTO by limiting this incentive for utilities that join an RTO to 50 basis points and only allowing them to earn the incentive for three years, among other things. If this proposal is included in a final rule, Ameren Illinois and ATXI would no longer be eligible for the 50 basis point RTO incentive adder, prospectively. The FERC is under no deadline to issue a final rule on this matter. Ameren is unable to predict the ultimate impact of any changes to the FERC’s incentives policy. A 50-basis-point change in the FERC-allowed ROE would affect Ameren’s and Ameren Illinois’ annual net income by an estimated $17 million and $12 million, respectively, based on each company’s 2025 projected rate base.
•Pursuant to the CEJA, Ameren Illinois may file an MYRP with the ICC to establish base rates for electric distribution service to be charged to customers for each calendar year of a four-year period. The base rates for a particular calendar year are based on forecasted recoverable costs and an ICC-determined ROE applied to Ameren Illinois’ forecasted average annual rate base using a forecasted capital structure, with a common equity ratio of up to 50% being deemed prudent and reasonable by law and a higher equity ratio requiring specific ICC approval. The ROE determined by the ICC for each calendar year of the four-year period is subject to annual adjustments based on certain performance incentives and penalties. An MYRP allows Ameren Illinois to reconcile electric distribution service rates to its actual revenue requirement on an annual basis, subject to a reconciliation cap and adjustments to the ROE. Under the MYRP discussed below, Ameren Illinois’ 2025 electric distribution service revenues will be based on its 2025 actual recoverable costs, 2025 year-end rate base, and an ROE of 8.72%, as adjusted for any performance incentives or penalties, provided the actual revenue requirement does not exceed the reconciliation cap. If a given year’s revenue amount collected from customers varies from the approved revenue requirement, an adjustment is made to electric operating revenues with an offset to a regulatory asset or liability to reflect that year’s actual revenue requirement. The regulatory balance is then collected from, or refunded to, customers within two years from the end of the applicable annual period. Additionally, the RBA ensures electric distribution service revenues are decoupled from sales volumes and wholesale and miscellaneous revenue differences from those assumed in the revenue requirement approved by the ICC. The RBA remains effective whether Ameren Illinois elects to file an MYRP or a traditional regulatory rate review. In April 2025, Ameren Illinois filed a reconciliation adjustment to its 2024 electric distribution service revenue requirement with the ICC, requesting recovery of $61 million. An ICC decision in this proceeding is required by December 2025, and any approved adjustment would be collected from customers in 2026.

•In December 2024, the ICC issued an order in connection with a revised Grid Plan and a revised MYRP filed by Ameren Illinois in March 2024, approving revenue requirements for electric distribution services for 2024 through 2027 of $1,206 million, $1,287 million, $1,367 million, and $1,421 million, respectively. Using the 2023 revenue requirement as a starting point, the approved revenue requirements in the ICC’s December 2024 order represent a cumulative four-year increase of $308 million. Rate changes consistent with the December 2024 order became effective in December 2024. In January 2025, Ameren Illinois filed a request for rehearing of the ICC’s December 2024 order to revise the allowed ROE and to include an asset associated with other postretirement benefits in the rate base, among other things. Subsequently, in February 2025, the ICC denied the rehearing request. In March 2025, Ameren Illinois filed an appeal of the ICC’s December 2024 order to the Illinois Appellate Court for the Fifth Judicial District. In addition, Ameren Illinois filed an appeal related to orders issued by the ICC in December 2023 and June 2024 related to the MYRP proceeding. The appellate court is under no deadline to address the appeals, and Ameren Illinois cannot predict the ultimate outcome of the appeals.
•Pursuant to Illinois law, Ameren Illinois’ electric energy-efficiency investments are deferred as a regulatory asset and earn a return at the applicable WACC, with the ROE component based on the annual average of the monthly yields of the 30-year United States Treasury bonds plus 580 basis points. The allowed ROE on electric energy-efficiency investments can be increased or decreased by up to 200 basis points, depending on the achievement of annual energy savings goals. The ICC has approved a plan for Ameren Illinois to invest approximately $120 million in electric energy-efficiency programs in 2025. In February 2025, Ameren Illinois filed an energy-efficiency plan with the ICC, which includes annual investments in electric energy-efficiency programs up to $126 million per year from 2026 through 2029. A decision by the ICC in this proceeding is expected by September 2025.
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
•A November 2023 ICC order directed the ICC staff to develop a plan for a future of gas proceeding. All of the Illinois natural gas utilities subject to ICC regulation are included in this proceeding, which is exploring issues involving the decarbonization of the natural gas distribution system in light of the state of Illinois’ goal of economy-wide 100% clean energy by 2050, pursuant to the CEJA. Some of the issues being addressed include the mitigation of any natural gas distribution stranded assets, the role of energy efficiency in decarbonization, and the associated impacts of natural gas decarbonization to the electric distribution system, among others. A final ICC staff report is expected in early 2026 and will be used by the ICC to guide further action, if any.
•Ameren Missouri’s scheduled refueling and maintenance outage at its Callaway Energy Center began in late March 2025 and the energy center is expected to return to service in May 2025. During a scheduled refueling, which occurs every 18 months, maintenance expenses are deferred as a regulatory asset and amortized until the completion of the next refueling and maintenance outage. During an outage, depending on the availability of its other generation sources and the market prices for power, Ameren Missouri’s purchased power costs may increase and the amount of excess power available for sale may decrease versus non-outage years. Changes in purchased power costs and excess power available for sale are included in the FAC, which results in limited impacts to earnings. In addition, Ameren Missouri may incur increased non-nuclear energy center maintenance costs in non-outage years. Ameren Missouri’s next refueling and maintenance outage at its Callaway Energy Center is scheduled for the fall of 2026.
•In late 2024 three turbines at the High Prairie Energy Center collapsed, resulting in significantly reduced operation of the energy center. While the investigation into the cause of the collapse is ongoing, a large majority of the turbines at the energy center have returned to operation, and work is ongoing to restore the remaining turbines.
•In late April 2025, the MISO released the results of its annual capacity auction, which included capacity price increases in the central region of the MISO footprint, where Ameren Missouri’s and Ameren Illinois’ service territories are located. Capacity prices increased from $30 per MW-day for the summer of 2024 pursuant to the April 2024 capacity auction to $667 per MW-day for the summer of 2025. Higher capacity revenues and purchased power costs at Ameren Missouri and higher purchased power costs at Ameren Illinois are expected; however, Ameren Missouri and Ameren Illinois are still assessing the results of the April 2025 MISO capacity auction. Ameren Missouri sells nearly all of its capacity to the MISO and purchases the capacity it needs to supply its native load sales from the MISO. Ameren Missouri’s capacity revenues and purchased power costs are a part of the net energy costs recoverable under the FAC, with 95% of the variance between net energy costs and the amount set in base rates recovered or refunded through the FAC. Ameren Illinois has power procurement riders that allow the difference between actual purchased power costs and costs billed to customers to be deferred as a regulatory asset or liability. These pass-through costs do not affect Ameren Illinois’ net income, as any change in costs are offset by a corresponding change in revenues.
•Ameren Missouri and Ameren Illinois continue to make infrastructure investments and expect to seek increases to electric and natural gas rates to recover the cost of investments and earn an adequate return. Ameren Missouri and Ameren Illinois will also seek new, or to maintain existing, regulatory and legislative solutions to address regulatory lag and to support investment in their utility infrastructure for the benefit of their customers. Ameren Missouri and Ameren Illinois continue to face cost recovery pressures, higher cost of debt, customer conservation efforts, the impacts of additional customer energy-efficiency programs, and increased customer use of increasingly cost-effective advancements in innovative energy technologies, including private generation and battery storage. We expect a net increase in demand resulting from the electrification of the economy, including in the transportation sector. In addition, several entities in various industries, including data center, manufacturing, aviation and defense, and biotechnology, are considering either locating or expanding their operations within our service territories. As a result, Ameren Missouri expects to file a modified rate structure for large primary service customers with the MoPSC in the second quarter of 2025. Construction agreements associated with new data centers representing a maximum of 2.3 gigawatts have been signed, subject to MoPSC approval of the modified rate structure. To serve these new loads, we expect increased investments will be necessary, including expected future investments for environmental compliance, system reliability improvements, and new generation sources, that will result in rate base and revenue growth but also higher depreciation and financing costs.
Liquidity and Capital Resources
•In 2025, the new presidential administration took executive action to impose additional foreign trade tariffs on various goods imported from numerous countries, and several of these countries imposed retaliatory foreign trade tariffs in response. Some of these foreign trade tariffs have been modified several times and/or paused for specific periods of time. The Ameren Companies are assessing the foreign trade tariffs and have not experienced material impacts on their results of operations, financial position, and liquidity, but the foreign trade tariffs may have future impacts. The Ameren Companies will continue to take actions to mitigate risks associated with costs and project timelines.
•As discussed above, several entities in various industries, including data center and manufacturing, are considering either locating or expanding their operations within Ameren Missouri’s service territory. In order to address these load growth opportunities, Ameren Missouri filed a notice of change in its preferred resource plan with the MoPSC in February 2025. Ameren is continuing to target net-zero carbon emissions by 2045, as well as a 60% reduction by 2030 and an 85% reduction by 2040 based on 2005 levels in a safe, reliable, and affordable manner. Ameren’s goals include both reduction of direct emissions from operations (scope 1), as well as electricity usage at Ameren buildings (scope 2), including other greenhouse gas emissions of methane, nitrous oxide, and sulfur hexafluoride. Achieving these goals will be dependent on a variety of factors, including cost-effective advancements in innovative clean energy technologies and constructive federal and state energy and economic policies. The 2025 Change to the 2023 PRP includes, among other things, the following:
•estimated total load growth of 1.5 gigawatts by 2032 and 2.5 gigawatts by 2040;
•adding 1,600 MWs of natural gas-fired simple-cycle generation by 2030, which includes the 800-MW Castle Bluff Natural Gas Project discussed in Note 2 – Rate and Regulatory Matters under Part I, Item 1, of this report, and an additional 1,200 MWs by 2043;
•adding 2,100 MWs of natural gas-fired combined-cycle generation by 2035 and an additional 1,200 MWs by 2040;
•adding 3,200 MWs of renewable generation by 2030, which includes the 400 MWs of solar generation projects discussed in Note 2 – Rate and Regulatory Matters under Part I, Item 1, of this report, and an additional 1,500 MWs by 2035;
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
Ameren Missouri’s plan could be affected by, among other factors: Ameren Missouri’s ability to obtain CCNs from the MoPSC, and any other required approvals for the addition of renewable resources, battery storage, or nuclear or natural gas-fired generation, retirement of energy centers, and new or continued customer energy-efficiency programs; the ability to enter into agreements for renewable, natural gas-fired, or nuclear generation and acquire or construct that generation at a reasonable cost; the ability of suppliers, contractors, and developers to meet contractual commitments and complete projects timely, which is dependent upon the availability of necessary labor, materials, and equipment, geopolitical conflict, or government actions, among other things; changes in the scope and timing of projects; the continued existence and ability to qualify for, and use or transfer, federal production or investment tax credits; the ability to maintain system reliability during and after the transition to clean energy generation; new and/or changes in environmental regulations, including those related to CO2 and other greenhouse gas emissions; energy prices; and demand; Ameren Missouri’s ability to obtain necessary rights-of-way, easements, and transmission interconnection agreements at an acceptable cost and in a timely fashion; the ability to earn an adequate return on invested capital; and the ability to raise capital on reasonable terms. The next preferred resource plan is required to be filed by October 2026.

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
•In 2021, the MISO issued a report outlining a preliminary long-range transmission planning roadmap of projects through 2039, which considers the rapidly changing generation mix within MISO resulting from significant additions of renewable generation, actual and expected generation plant closures, and state mandates or goals for clean energy or carbon emissions reductions. In 2022, the MISO approved the first tranche of projects under the roadmap. A portion of these projects were assigned to various utilities, of which Ameren was awarded projects that are estimated to cost approximately $1.8 billion, based on the MISO’s cost estimate. Related to these projects, Ameren began substation upgrades in May 2024 in advance of transmission line construction, which is expected to begin in 2026, with forecasted completion dates near the end of this decade. In addition, the MISO awarded three competitive bid projects to ATXI that represent a total estimated investment of approximately $220 million for ATXI. In 2024, Ameren Illinois and ATXI filed a request for a CCN, among other things, with the ICC related to the portion of the MISO long-range transmission projects they will construct within the ICC’s jurisdiction. A decision by the ICC is expected by mid-2025. In 2024, ATXI filed requests for CCNs, among other things, with the MoPSC related to the MISO long-range transmission projects that it expects to construct within the MoPSC’s jurisdiction. Decisions by the MoPSC are expected in 2025. Also in 2024, the MISO approved a first set of second tranche projects. A portion of these projects were assigned to Ameren and are estimated to cost approximately $1.3 billion, based on the MISO’s cost estimate. The first set of second tranche projects also includes competitive bid projects that are estimated to cost $6.5 billion, which includes projects located in Illinois that are estimated to cost $1.8 billion, based on the MISO’s cost estimate. The competitive bid process is expected to take place through 2026. In May 2025, the MISO and Ameren Services, on behalf of Ameren Missouri, Ameren Illinois, and ATXI, filed a request with the FERC to allow transmission rate incentives relating to the second tranche projects assigned to Ameren. If approved by the FERC, the incentives would allow construction work in progress to be included in rate base for projects constructed by ATXI, thereby improving the timeliness of cash recovery, and would allow recovery of prudently incurred costs, subject to FERC approval, for any portion of the projects if they are abandoned for reasons beyond the control of Ameren. If approved, ATXI would not capitalize allowance for funds used during construction on the related projects. A decision by the FERC is expected by the end of 2025. The MISO will conduct future long-range transmission scenario planning throughout 2025 and is expected to begin identifying a second set of second tranche projects as early as December 2025.
•In 2025, the new presidential administration issued several executive orders on environmental regulations and enforcement. Many of these actions require further implementation by the EPA, and some of these actions will likely be subject to further judicial review. Grid reliability, environmental, or other regulations, including those related to CO2 or other emissions, or other executive orders or other actions taken by federal or state regulators, could result in significant changes in capital expenditures and operating costs. Regulations can be reviewed and repealed, and replacement or alternative regulations can be proposed or adopted by the regulatory agencies, including the EPA. See Note 9 – Commitments and Contingencies under Part I, Item 1, of this report, for additional information on environmental matters. The ultimate implementation of any of these new regulations, as well as the timing of any such implementation, is uncertain. However, the individual or combined effects of existing and new environmental regulations could result in significant capital expenditures, increased operating costs, or the closure or alteration of some of Ameren Missouri’s coal and natural gas-fired energy centers. Ameren Missouri’s operating costs and capital expenditures are subject to MoPSC prudence reviews, which could result in cost disallowances, as well as regulatory lag. The cost of Ameren Illinois’ purchased power and natural gas purchased for resale could increase. However, Ameren Illinois expects that these costs would be recovered from customers with no material adverse effect on its results of operations, financial position, or liquidity. Ameren’s and Ameren Missouri’s earnings could benefit from increased investment to comply with environmental regulations if those investments are reflected and recovered on a timely basis in customer rates.
•The Ameren Companies have multiyear credit agreements that cumulatively provide $2.6 billion of credit through December 2028, subject to a 364-day repayment term for Ameren Missouri and Ameren Illinois, with the option to seek incremental commitments to increase the cumulative credit provided to $3.2 billion. See Note 3 – Short-term Debt and Liquidity under Part I, Item 1, of this report and Note 4 – Short-term Debt and Liquidity under Part II, Item 8, of the Form 10-K for additional information regarding the Credit Agreements. See Note 5 – Long-term Debt and Equity Financings under Part II, Item 8, of the Form 10-K for long-term debt maturities from 2025 to 2029 and beyond at Ameren (parent), Ameren Missouri, Ameren Illinois, and ATXI. See Note 4 – Long-term Debt and Equity Financings under Part I, Item 1, of this report for outstanding forward sale agreements under the ATM and issuances and maturities of long-term debt in 2025 through the date of this report. Starting in 2024, Ameren (parent) entered into interest rate swaps to hedge a portion of its interest rate risk on cash flows related to forecasted debt issuances through 2026. The use of cash provided by operating activities and short-term borrowings to fund capital expenditures and other long-term investments at the Ameren Companies frequently results in a working capital deficit, defined as current liabilities exceeding current assets, as was the case at March 31, 2025, for Ameren and Ameren Missouri. Ameren, Ameren Missouri, and Ameren Illinois each believe that their liquidity is adequate given their respective expected operating cash flows, capital expenditures, and financing plans, and expect to continue to have access to the capital and credit markets on reasonable terms when needed. However, there can be no assurance that significant changes in economic conditions, disruptions in the capital and credit markets, or other unforeseen events will not materially affect their ability to execute their expected operating, capital, or financing plans.
•Ameren expects its cash used for currently planned capital expenditures and dividends to exceed cash provided by operating activities over the next several years. As part of its funding plan for capital expenditures, Ameren is using newly-issued shares of common stock to satisfy requirements under the DRPlus and employee benefit plans and expects to continue to do so through at least 2029. Additionally, Ameren may offer and sell from time to time common stock, including under its ATM program, which includes the ability to enter into forward sale agreements, subject to market conditions and other factors. As of March 31, 2025, Ameren had multiple forward sale agreements that could be settled under the ATM program with various counterparties relating to 5.8 million shares of common stock. Ameren expects to settle approximately $530 million of the forward sale agreements with physical delivery of 5.8 million shares of common stock by December 31, 2025. Including issuances under the DRPlus and employee benefit plans, Ameren plans to issue approximately $600 million of equity each year from 2025 to 2029. As of March 31, 2025, Ameren had approximately $230 million of common stock available for sale under the ATM program, which takes into account the forward sale agreements in effect as of March 31, 2025. In 2025, Ameren intends to increase the amount of common stock available for sale under its ATM program. The Ameren Companies expect their equity to total capitalization and cash flow metrics to support solid investment-grade credit ratings. Ameren Missouri and Ameren Illinois expect to fund cash flow needs through debt issuances, cash provided by operating activities, and/or capital contributions from Ameren (parent).
•The IRA was enacted in August 2022, and includes various income tax provisions, among other things. The law extends federal production and investment tax credits for projects that began construction through 2024 and allows for a 10% adder to the production and investment tax credits for siting projects at existing energy communities as defined in the law, which includes sites previously used for coal-fired generation. The law also creates clean energy tax credits for projects beginning construction after 2024. The clean energy tax credits will apply to renewable energy production and investments, along with certain nuclear energy production, and will be phased out beginning in 2033, at the earliest. The phase-out is triggered when greenhouse gas emissions from the electric generation industry are reduced by at least 75% from the annual 2022 emission rate or at the beginning of 2033, whichever is later. The law allows for transferability to an unrelated party for cash of up to 100% of certain tax credits generated after 2022. In addition, the law imposes a 15% minimum tax on adjusted financial statement income, as defined in the law, for corporations whose average annual adjusted financial statement income exceeds $1 billion for three consecutive preceding tax years effective for tax years beginning after December 31, 2022. Once a corporation exceeds this three-year average annual adjusted financial statement income threshold, it will be subject to the minimum tax for all future tax years. Additional regulations, interpretations, amendments, or technical corrections to or in connection with the IRA have been and are expected to be issued by the IRS or United States Department of Treasury, which may impact the timing of when the 15% minimum tax becomes applicable for Ameren as discussed below.
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
•In 2024, the IRS issued a series of private letter rulings to another taxpayer which provided guidance on applying IRS normalization rules to the calculation of tax benefits related to net operating loss carryforwards. The rulings concluded that for ratemaking purposes, net operating loss carryforwards should be reflected on a separate company basis and should not be reduced by payments received for the utilization of losses by other affiliates under a tax allocation agreement. While a private letter ruling issued to another taxpayer may not be relied on as precedent, Ameren Illinois and ATXI are evaluating this guidance and are addressing potential impacts of the private letter rulings with the ICC and FERC. For Ameren Illinois and ATXI, these impacts could result in material reductions to their regulatory liabilities related to excess deferred income taxes resulting from the TCJA. In addition, for Ameren Illinois, these impacts could result in a material increase to its accumulated deferred income tax assets for ratemaking purposes, which would result in an overall increase to its rate base. Ameren Illinois and ATXI will record the impacts, if any, upon further evaluation with their respective regulatory commissions.
•As of March 31, 2025, Ameren had $181 million in tax benefits from federal and state income tax credit carryforwards, $157 million in tax benefits from federal and state net operating loss carryforwards, $23 million in tax overpayments, refunds, and receivables, which will be utilized in future periods, and $241 million in receivables related to production and investment tax credits to be transferred to third parties. Future expected income tax payments are based on expected taxable income, available income tax credit and net operating loss carryforwards, and current tax law. Expected taxable income is affected by expected capital expenditures, when property, plant, and equipment is placed in-service or retired, and the timing of regulatory reviews, among other things. Based on preliminary calculations, Ameren does not expect to be subject to the 15% minimum tax on adjusted financial statement income imposed by the IRA through 2029. Ameren expects annual federal income tax payments to be immaterial through 2029.
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
ITEM 4. CONTROLS AND PROCEDURES.
(a)Evaluation of Disclosure Controls and Procedures
As of March 31, 2025, evaluations were performed under the supervision and with the participation of management, including the principal executive officer and the principal financial officer of each of the Ameren Companies, of the effectiveness of the design and operation of such registrant’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act). Based on those evaluations, as of March 31, 2025, the principal executive officer and the principal financial officer of each of the Ameren Companies concluded that such disclosure controls and procedures are effective to provide assurance that information required to be disclosed in such registrant’s reports filed or submitted under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms and such information is accumulated and communicated to its management, including its principal executive officer and its principal financial officer, to allow timely decisions regarding required disclosure.
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
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.
Ameren Corporation, Ameren Missouri, and Ameren Illinois did not purchase equity securities reportable under Item 703 of Regulation S-K during the period from January 1, 2025, to March 31, 2025.

ITEM 5. OTHER INFORMATION.
Insider Adoption or Termination of Trading Arrangements
During the fiscal quarter ended March 31, 2025, none of our directors or officers informed us of the adoption or termination of a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as those terms are defined in Regulation S-K, Item 408, except as follows:
On March 11, 2025, Martin J. Lyons, Jr., Chairman, President, and Chief Executive Officer of Ameren, adopted a Rule 10b5-1 trading arrangement. Mr. Lyons’ Rule 10b5-1 trading arrangement provides for the sale of 75% of any net shares of Ameren common stock received, after tax withholding, in connection with certain previously awarded restricted stock units and performance share units that will vest upon payment in March 2026 and March 2027. The estimated maximum number of shares to be sold pursuant to the Rule 10b5-1 trading arrangement is 62,686 shares. The actual number of shares sold pursuant to the Rule 10b5-1 trading arrangement will depend on the actual number of shares earned pursuant to the awards, which is generally dependent on the Company's achievement of certain performance measures, the actual dividends paid by the Company during the applicable vesting periods, and Mr. Lyons’ continued employment and individual performance during the applicable vesting periods. Mr. Lyons’ Rule 10b5-1 trading arrangement will terminate on the earlier of: (i) March 31, 2027; (ii) execution of all trades or expiration of all orders relating to such trades under the Rule 10b5-1 trading arrangement; or (iii) such date as the Rule 10b5-1 trading arrangement is otherwise terminated according to its terms.
On March 14, 2025, Michael L. Moehn, Senior Executive Vice President and Chief Financial Officer of Ameren, adopted a Rule 10b5-1 trading arrangement. Mr. Moehn's Rule 10b5-1 trading arrangement provides for the sale of an aggregate 26,000 shares to be sold in four equal quarterly installments between August 2025 and July 2026. Mr. Moehn’s Rule 10b5-1 trading arrangement will terminate on the earlier of: (i) July 31, 2026; (ii) execution of all trades or expiration of all orders relating to such trades under the Rule 10b5-1 trading arrangement; or (iii) such date as the Rule 10b5-1 trading arrangement is otherwise terminated according to its terms.
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

Exhibit Designation	Registrant(s)	Nature of Exhibit	Previously Filed as Exhibit to:
Instruments Defining Rights of Security Holders, Including Indentures
4.1	Ameren Ameren Illinois	Supplemental Indenture to the Ameren Illinois Mortgage dated February 1, 2025, for 5.625% First Mortgage Bonds due 2055	March 3, 2025 Form 8-K, Exhibit 4.2, File No. 1-3672
4.2	Ameren Ameren Missouri	Supplemental Indenture to the Ameren Missouri Mortgage dated March 1, 2025, for 5.25% First Mortgage Bonds due 2035	April 4, 2025 Form 8-K, Exhibit 4.2, File No. 1-2967
4.3	Ameren	Ameren Indenture Company Order, dated March 7, 2025, establishing the 5.375% Senior Notes due 2035 (including the global notes)	March 7, 2025 Form 8-K, Exhibits 4.3 and 4.4, File No. 1-14756
Rule 13a-14(a) / 15d-14(a) Certifications
31.1	Ameren	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer of Ameren
31.2	Ameren	Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer of Ameren
31.3	Ameren Missouri	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer of Ameren Missouri
31.4	Ameren Missouri	Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer of Ameren Missouri
31.5	Ameren Illinois	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer of Ameren Illinois
31.6	Ameren Illinois	Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer of Ameren Illinois
Section 1350 Certifications
32.1	Ameren	Section 1350 Certification of Principal Executive Officer and Principal Financial Officer of Ameren
32.2	Ameren Missouri	Section 1350 Certification of Principal Executive Officer and Principal Financial Officer of Ameren Missouri
32.3	Ameren Illinois	Section 1350 Certification of Principal Executive Officer and Principal Financial Officer of Ameren Illinois
Interactive Data Files
101.INS	Ameren Companies	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
101.SCH	Ameren Companies	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Ameren Companies	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB	Ameren Companies	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Ameren Companies	Inline XBRL Taxonomy Extension Presentation Linkbase Document
101.DEF	Ameren Companies	Inline XBRL Taxonomy Extension Definition Document
104	Ameren Companies	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)
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
Date: May 5, 2025