Form 10-Q
period 2025-06-30
AMEREN CORP; Ameren Illinois Co; UNION ELECTRIC CO
filed 2025-08-04
CIK 1002910, 18654, 100826

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the Quarterly Period Ended June 30, 2025

OR

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from to

Commission File Number	Exact name of registrant as specified in its charter; State of Incorporation; Address and Telephone Number	IRS Employer Identification No.
1-14756	Ameren Corporation	43-1723446
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

Ameren Corporation	☐
Union Electric Company	☐
Ameren Illinois Company	☐
Indicate by check mark whether each registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Ameren Corporation	Yes	☐	No	☒
Union Electric Company	Yes	☐	No	☒
Ameren Illinois Company	Yes	☐	No	☒
The number of shares outstanding of each registrant’s classes of common stock as of July 31, 2025, was as follows:

Registrant	Title of each class of common stock	Shares outstanding
Ameren Corporation	Common stock, $0.01 par value per share	270,409,918
Union Electric Company	Common stock, $5 par value per share, held by Ameren Corporation	102,123,834
Ameren Illinois Company	Common stock, no par value, held by Ameren Corporation	25,452,373

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
OBBBA – The One Big Beautiful Bill Act, federal legislation enacted in July 2025.
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
FORWARD-LOOKING STATEMENTS
Statements in this report not based on historical facts are considered “forward-looking” and, accordingly, involve risks and uncertainties that could cause actual results to differ materially from those discussed. Although such forward-looking statements have been made in good faith and are based on reasonable assumptions, there is no assurance that the expected results will be achieved. These statements include (without limitation) statements as to future expectations, beliefs, plans, projections, strategies, targets, estimates, objectives, events, conditions, and financial performance. In connection with the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995, we are providing this cautionary statement to identify important factors that could cause actual results to differ materially from those anticipated. The following factors, in addition to those discussed within Risk Factors in the Form 10-K, and elsewhere in this report and in our other filings with the SEC, could cause actual results to differ materially from management expectations suggested in such forward-looking statements:
•regulatory, judicial, or legislative actions, and any changes in regulatory policies and ratemaking determinations that may change regulatory recovery mechanisms, such as those that may result from Ameren Missouri’s request with the MoPSC to modify its existing large primary service tariff, Ameren Illinois’ appeal of the December 2023 and 2024 ICC orders for the MYRP electric distribution service regulatory rate review and June 2024 rehearing order to the Illinois Appellate Court for the Fifth Judicial District, Ameren Illinois’ electric distribution service revenue requirement reconciliation adjustment request filed with the ICC in April 2025, Ameren Illinois’ natural gas delivery service regulatory rate review filed with the ICC in January 2025, and the January and April 2025 appeals of FERC’s October 2024 and March 2025 orders by the MISO transmission owners, including Ameren Missouri, Ameren Illinois, and ATXI;
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
•Ameren Missouri’s ability to earn and utilize or transfer federal production and investment tax credits related to renewable energy projects and nuclear energy production; the cost of wind, solar, and other renewable generation and battery storage technologies; and our ability to obtain timely interconnection agreements with the MISO or other RTOs at an acceptable cost for each facility;

•the outcome of the MISO long-range transmission planning process, including changes to planned projects, the ability to secure competitively bid or assigned projects and related approvals, including CCNs from the MoPSC and ICC or any other required approvals, and changes in applicable legislative or regulatory frameworks;
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
•the effects of changes in federal, state, or local tax laws or rates; additional regulations, interpretations, amendments, or technical corrections to, or in connection with the OBBBA and the IRA, including the effects of the OBBBA as it relates to construction timelines of solar and wind projects along with the ability to obtain materials for these projects to be eligible for federal production and investment tax credits, and the effects of the IRA as it relates to the 15% minimum tax on adjusted financial statement income; and any challenges to the tax positions taken by the Ameren Companies, as well as resulting effects on customer rates and the recoverability of the minimum tax imposed under the IRA;
•our ability to realize forecasted energy demand from potential new customers, including demand growth dependent on the decisions of potential new large primary service customers to locate their operations within our service territories;
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
•labor disputes, workforce reductions, our ability to attract and retain professional and skilled-craft employees, changes in future wage and employee benefits costs, including those resulting from changes in discount rates, mortality tables, returns on benefit plan assets, and other assumptions;
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
•legal and administrative proceedings;
•pandemics or other significant global health events, and their impacts on our results of operations, financial position, and liquidity; and
•the impacts of the Russian invasion of Ukraine and conflicts in the Middle East, related sanctions imposed by the United States and other governments, and any broadening of these or other global conflicts, including potential impacts on the cost and availability of fuel, natural gas, enriched uranium, and other commodities, materials, and services.
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

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS.

AMEREN CORPORATION
CONSOLIDATED STATEMENT OF INCOME AND COMPREHENSIVE INCOME
(Unaudited) (In millions, except per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Operating Revenues:
Electric	$2,038	$1,521	$3,660	$2,885
Natural gas	183	172	658	624
Total operating revenues	2,221	1,693	4,318	3,509
Operating Expenses:
Fuel and purchased power	794	327	1,296	655
Natural gas purchased for resale	39	33	208	184
Other operations and maintenance	460	465	945	935
Depreciation and amortization	386	376	753	737
Taxes other than income taxes	131	131	275	266
Total operating expenses	1,810	1,332	3,477	2,777
Operating Income	411	361	841	732
Other Income, Net	96	103	181	192
Interest Charges	187	165	362	319
Income Before Income Taxes	320	299	660	605
Income Taxes	43	39	93	83
Net Income	277	260	567	522
Less: Net Income Attributable to Noncontrolling Interests	2	2	3	3
Net Income Attributable to Ameren Common Shareholders	$275	$258	$564	$519

Net Income	$277	$260	$567	$522
Other Comprehensive Loss, Net of Taxes
Pension and other postretirement benefit plan activity, net of income taxes (benefit) of $(1), $(1), $(1), and $(1) respectively	(2)	(2)	(2)	(3)
Unrealized net loss on derivative hedging instruments, net of income taxes (benefit) of $(1), $—, $(1), and $—, respectively	(2)	—	(6)	—
Comprehensive Income	273	258	559	519
Less: Comprehensive Income Attributable to Noncontrolling Interests	2	2	3	3
Comprehensive Income Attributable to Ameren Common Shareholders	$271	$256	$556	$516

Earnings per Common Share - Basic	$1.02	$0.97	$2.09	$1.95

Earnings per Common Share – Diluted	$1.01	$0.97	$2.08	$1.95

Weighted-average Common Shares Outstanding – Basic	270.3	266.7	270.1	266.5
Weighted-average Common Shares Outstanding – Diluted	271.6	266.8	271.5	266.8
The accompanying notes are an integral part of these consolidated financial statements.

AMEREN CORPORATION
CONSOLIDATED BALANCE SHEET
(Unaudited) (In millions, except per share amounts)

	June 30, 2025	December 31, 2024
ASSETS
Current Assets:
Cash and cash equivalents	$11	$7
Accounts receivable – trade (less allowance for doubtful accounts of $39 and $30, respectively)	567	525
Unbilled revenue	467	346
Miscellaneous accounts receivable	101	96
Inventories	738	762
Current regulatory assets	332	366
Other current assets	258	162
Total current assets	2,474	2,264
Property, Plant, and Equipment, Net	37,816	36,304
Investments and Other Assets:
Nuclear decommissioning trust fund	1,414	1,342
Goodwill	411	411
Regulatory assets (includes $454 and $465 related to VIEs, respectively)	2,666	2,397
Pension and other postretirement benefits	734	757
Other assets	1,110	1,123
Total investments and other assets	6,335	6,030
TOTAL ASSETS	$46,625	$44,598
LIABILITIES AND EQUITY
Current Liabilities:
Current maturities of long-term debt (includes $29 and $17 related to VIEs, respectively)	$29	$317
Short-term debt	1,141	1,143
Accounts and wages payable	882	1,059
Taxes accrued	155	60
Interest accrued	230	196
Customer deposits	240	223
Other current liabilities	410	415
Total current liabilities	3,087	3,413
Long-term Debt, Net (includes $437 and $448 related to VIEs, respectively)	18,811	17,262
Deferred Credits and Other Liabilities:
Accumulated deferred income taxes and tax credits, net	4,881	4,474
Regulatory liabilities	6,014	5,897
Asset retirement obligations	838	822
Other deferred credits and liabilities	551	487
Total deferred credits and other liabilities	12,284	11,680
Commitments and Contingencies (Notes 2, 9, and 10)
Shareholders’ Equity:
Common stock, $.01 par value, 400.0 shares authorized – shares outstanding of 270.4 and 269.9, respectively	3	3
Other paid-in capital, principally premium on common stock	7,541	7,513
Retained earnings	4,784	4,604
Accumulated other comprehensive loss	(14)	(6)
Total shareholders’ equity	12,314	12,114
Noncontrolling Interests	129	129
Total equity	12,443	12,243
TOTAL LIABILITIES AND EQUITY	$46,625	$44,598
The accompanying notes are an integral part of these consolidated financial statements.

AMEREN CORPORATION
CONSOLIDATED STATEMENT OF CASH FLOWS
(Unaudited) (In millions)
	Six Months Ended June 30,
	2025	2024
Cash Flows From Operating Activities:
Net income	$567	$522
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	793	760
Amortization of nuclear fuel	20	38
Amortization of debt issuance costs and premium/discounts	10	9
Deferred income taxes and tax credits, net	172	76
Allowance for equity funds used during construction	(39)	(25)
Stock-based compensation costs	14	14
Other	10	13
Changes in assets and liabilities:
Receivables	(189)	(85)
Inventories	24	(7)
Accounts and wages payable	(173)	(210)
Taxes accrued	278	121
Regulatory assets and liabilities	(153)	(105)
Assets, other	(66)	(59)
Liabilities, other	101	99
Pension and other postretirement benefits	(76)	(112)
Net cash provided by operating activities	1,293	1,049
Cash Flows From Investing Activities:
Capital expenditures	(2,130)	(1,892)
Nuclear fuel expenditures	(19)	(37)
Purchases of securities – nuclear decommissioning trust fund	(244)	(323)
Sales and maturities of securities – nuclear decommissioning trust fund	223	309
Other	59	11
Net cash used in investing activities	(2,111)	(1,932)
Cash Flows From Financing Activities:
Dividends on common stock	(384)	(356)
Dividends paid to noncontrolling interest holders	(3)	(3)
Short-term debt, net	(2)	156
Maturities and extinguishment of long-term debt	(324)	(350)
Issuances of long-term debt	1,599	1,470
Issuances of common stock	25	21
Employee payroll taxes related to stock-based compensation	(13)	(8)
Debt issuance costs	(14)	(18)
Net cash provided by financing activities	884	912
Net change in cash, cash equivalents, and restricted cash	66	29
Cash, cash equivalents, and restricted cash at beginning of year	328	272
Cash, cash equivalents, and restricted cash at end of period	$394	$301
The accompanying notes are an integral part of these consolidated financial statements.

AMEREN CORPORATION
CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY
(Unaudited) (In millions, except per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Common Stock	$3	$3	$3	$3

Other Paid-in Capital:
Beginning of period	7,524	7,228	7,513	7,216
Shares issued under the DRPlus and 401(k) plan	10	11	25	21
Stock-based compensation activity	7	7	3	9
Other paid-in capital, end of period	7,541	7,246	7,541	7,246

Retained Earnings:
Beginning of period	4,702	4,219	4,604	4,136
Net income attributable to Ameren common shareholders	275	258	564	519
Dividends on common stock	(193)	(178)	(384)	(356)
Retained earnings, end of period	4,784	4,299	4,784	4,299

Accumulated Other Comprehensive Loss:
Derivative financial instruments, beginning of period	$(1)	—	3	—
Change in derivative financial instruments	(2)	—	(6)	—
Derivative financial instruments, end of period	(3)	—	(3)	—
Deferred retirement benefit costs, beginning of period	(9)	(7)	(9)	(6)
Change in deferred retirement benefit costs	(2)	(2)	(2)	(3)
Deferred retirement benefit costs, end of period	(11)	(9)	(11)	(9)
Total accumulated other comprehensive loss, end of period	(14)	(9)	(14)	(9)
Total Shareholders’ Equity	$12,314	$11,539	$12,314	$11,539

Noncontrolling Interests:
Beginning of period	129	129	129	129
Net income attributable to noncontrolling interest holders	2	2	3	3
Dividends paid to noncontrolling interest holders	(2)	(2)	(3)	(3)
Noncontrolling interests, end of period	129	129	129	129
Total Equity	$12,443	$11,668	$12,443	$11,668

Common stock shares outstanding at beginning of period	270.3	266.6	269.9	266.3
Shares issued under the DRPlus and 401(k) plan	0.1	0.2	0.2	0.3
Shares issued for stock-based compensation	—	—	0.3	0.2
Common stock shares outstanding at end of period	270.4	266.8	270.4	266.8

Dividends per common share	$0.71	$0.67	$1.42	$1.34
The accompanying notes are an integral part of these consolidated financial statements.

UNION ELECTRIC COMPANY (d/b/a AMEREN MISSOURI)
CONSOLIDATED STATEMENT OF INCOME
(Unaudited) (In millions)

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Operating Revenues:
Electric	$1,315	$864	$2,208	$1,578
Natural gas	25	24	89	85
Total operating revenues	1,340	888	2,297	1,663
Operating Expenses:
Fuel and purchased power	614	189	944	355
Natural gas purchased for resale	9	9	39	37
Other operations and maintenance	238	247	488	501
Depreciation and amortization	209	208	403	403
Taxes other than income taxes	89	91	178	178
Total operating expenses	1,159	744	2,052	1,474
Operating Income	181	144	245	189
Other Income, Net	47	49	90	93
Interest Charges	70	63	130	125
Income Before Income Taxes	158	130	205	157
Income Taxes	7	1	11	2
Net Income	151	129	194	155
Preferred Stock Dividends	1	1	2	2
Net Income Available to Common Shareholder	$150	$128	$192	$153
The accompanying notes as they relate to Ameren Missouri are an integral part of these consolidated financial statements.

UNION ELECTRIC COMPANY (d/b/a AMEREN MISSOURI)
CONSOLIDATED BALANCE SHEET
(Unaudited) (In millions, except per share amounts)

	June 30, 2025	December 31, 2024
ASSETS
Current Assets:
Cash and cash equivalents	$—	$—
Advances to money pool	—	43
Accounts receivable – trade (less allowance for doubtful accounts of $12 and $12, respectively)	222	209
Accounts receivable – affiliates	39	40
Unbilled revenue	304	170
Miscellaneous accounts receivable	43	33
Inventories	498	514
Current regulatory assets	131	66
Other current assets	141	70
Total current assets	1,378	1,145
Property, Plant, and Equipment, Net	19,768	18,788
Investments and Other Assets:
Nuclear decommissioning trust fund	1,414	1,342
Regulatory assets (includes $454 and $465 related to VIEs, respectively)	1,446	1,366
Pension and other postretirement benefits	200	211
Other assets	238	254
Total investments and other assets	3,298	3,173
TOTAL ASSETS	$24,444	$23,106
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Current maturities of long-term debt (includes $29 and $17 related to VIEs, respectively)	$29	$17
Short-term debt	330	—
Accounts and wages payable	438	629
Accounts payable – affiliates	44	50
Taxes accrued	136	29
Interest accrued	107	88
Other current liabilities	204	206
Total current liabilities	1,288	1,019
Long-term Debt, Net (includes $437 and $448 related to VIEs, respectively)	8,128	7,671
Long-term Debt, Net - Related Parties	87	57
Deferred Credits and Other Liabilities:
Accumulated deferred income taxes and tax credits, net	2,543	2,217
Regulatory liabilities	3,236	3,176
Asset retirement obligations	834	818
Other deferred credits and liabilities	188	150
Total deferred credits and other liabilities	6,801	6,361
Commitments and Contingencies (Notes 2, 8, 9, and 10)
Shareholders’ Equity:
Common stock, $5 par value, 150.0 shares authorized – 102.1 shares outstanding	511	511
Other paid-in capital, principally premium on common stock	3,201	3,201
Preferred stock	80	80
Retained earnings	4,348	4,206
Total shareholders’ equity	8,140	7,998
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$24,444	$23,106
The accompanying notes as they relate to Ameren Missouri are an integral part of these consolidated financial statements.

UNION ELECTRIC COMPANY (d/b/a AMEREN MISSOURI)
CONSOLIDATED STATEMENT OF CASH FLOWS
(Unaudited) (In millions)

	Six Months Ended June 30,
	2025	2024
Cash Flows From Operating Activities:
Net income	$194	$155
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	445	426
Amortization of nuclear fuel	20	38
Amortization of debt issuance costs and premium/discounts	4	3
Deferred income taxes and tax credits, net	137	38
Allowance for equity funds used during construction	(23)	(23)
Other	5	22
Changes in assets and liabilities:
Receivables	(164)	(121)
Inventories	16	(12)
Accounts and wages payable	(202)	(196)
Taxes accrued	278	118
Regulatory assets and liabilities	(146)	(31)
Assets, other	(4)	(33)
Liabilities, other	60	63
Pension and other postretirement benefits	(28)	(40)
Net cash provided by operating activities	592	407
Cash Flows From Investing Activities:
Capital expenditures	(1,325)	(1,104)
Nuclear fuel expenditures	(19)	(37)
Purchases of securities – nuclear decommissioning trust fund	(244)	(323)
Sales and maturities of securities – nuclear decommissioning trust fund	223	309
Money pool advances, net	43	—
Net cash used in investing activities	(1,322)	(1,155)
Cash Flows From Financing Activities:
Dividends on common stock	(50)	—
Dividends on preferred stock	(2)	(2)
Short-term debt, net	330	220
Money pool borrowings, net	—	(306)
Maturities of long-term debt	—	(350)
Issuances of long-term debt	500	846
Capital contribution from parent	—	350
Debt issuance costs	(4)	(9)
Net cash provided by financing activities	774	749
Net change in cash, cash equivalents, and restricted cash	44	1
Cash, cash equivalents, and restricted cash at beginning of year	17	10
Cash, cash equivalents, and restricted cash at end of period	$61	$11
The accompanying notes as they relate to Ameren Missouri are an integral part of these consolidated financial statements.

UNION ELECTRIC COMPANY (d/b/a AMEREN MISSOURI)
CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY
(Unaudited) (In millions)

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Common Stock	$511	$511	$511	$511

Other Paid-in Capital
Beginning of period	3,201	2,725	3,201	2,725
Capital contributions from parent	—	350	—	350
Other paid-in capital, end of period	3,201	3,075	3,201	3,075

Preferred Stock	80	80	80	80

Retained Earnings:
Beginning of period	4,198	3,672	4,206	3,647
Net income	151	129	194	155
Dividends on common stock	—	—	(50)	—
Dividends on preferred stock	(1)	(1)	(2)	(2)
Retained earnings, end of period	4,348	3,800	4,348	3,800

Total Shareholders’ Equity	$8,140	$7,466	$8,140	$7,466
The accompanying notes as they relate to Ameren Missouri are an integral part of these consolidated financial statements.

AMEREN ILLINOIS COMPANY (d/b/a AMEREN ILLINOIS)
STATEMENT OF INCOME
(Unaudited) (In millions)

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Operating Revenues:
Electric	$685	$618	$1,374	$1,227
Natural gas	158	148	569	539
Total operating revenues	843	766	1,943	1,766
Operating Expenses:
Purchased power	183	141	358	305
Natural gas purchased for resale	30	24	169	147
Other operations and maintenance	225	224	461	434
Depreciation and amortization	163	154	322	307
Taxes other than income taxes	37	35	88	79
Total operating expenses	638	578	1,398	1,272
Operating Income	205	188	545	494
Other Income, Net	37	37	71	68
Interest Charges	63	60	125	115
Income Before Income Taxes	179	165	491	447
Income Taxes	41	40	117	107
Net Income	138	125	374	340
Preferred Stock Dividends	1	1	1	1
Net Income Available to Common Shareholder	$137	$124	$373	$339
The accompanying notes as they relate to Ameren Illinois are an integral part of these financial statements.

AMEREN ILLINOIS COMPANY (d/b/a AMEREN ILLINOIS)
BALANCE SHEET
(Unaudited) (In millions)

	June 30, 2025	December 31, 2024
ASSETS
Current Assets:
Cash and cash equivalents	$1	$—
Accounts receivable – trade (less allowance for doubtful accounts of $27 and $18, respectively)	327	300
Accounts receivable – affiliates	14	15
Unbilled revenue	163	175
Miscellaneous accounts receivable	25	28
Inventories	236	244
Prepaid assets	52	59
Current regulatory assets	192	281
Other current assets	42	8
Total current assets	1,052	1,110
Property, Plant, and Equipment, Net	16,024	15,530
Investments and Other Assets:
Goodwill	411	411
Regulatory assets	1,192	1,011
Pension and other postretirement benefits	485	471
Other assets	739	697
Total investments and other assets	2,827	2,590
TOTAL ASSETS	$19,903	$19,230
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Current maturities of long-term debt	$—	$300
Short-term debt	245	88
Borrowings from money pool	—	37
Accounts and wages payable	363	324
Accounts payable – affiliates	62	74
Interest accrued	62	59
Customer deposits	204	185
Current regulatory liabilities	76	79
Other current liabilities	152	172
Total current liabilities	1,164	1,318
Long-term Debt, Net	5,895	5,549
Long-term Debt, Net – Related Parties	5	3
Deferred Credits and Other Liabilities:
Accumulated deferred income taxes and tax credits, net	2,232	2,143
Regulatory liabilities	2,624	2,573
Other deferred credits and liabilities	314	273
Total deferred credits and other liabilities	5,170	4,989
Commitments and Contingencies (Notes 2, 8, and 9)
Shareholders’ Equity:
Common stock, no par value, 45.0 shares authorized – 25.5 shares outstanding	—	—
Other paid-in capital	3,056	3,056
Preferred stock	49	49
Retained earnings	4,564	4,266
Total shareholders’ equity	7,669	7,371
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$19,903	$19,230
The accompanying notes as they relate to Ameren Illinois are an integral part of these financial statements.

AMEREN ILLINOIS COMPANY (d/b/a AMEREN ILLINOIS)
STATEMENT OF CASH FLOWS
(Unaudited) (In millions)

	Six Months Ended June 30,
	2025	2024
Cash Flows From Operating Activities:
Net income	$374	$340
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	320	307
Amortization of debt issuance costs and premium/discounts	2	2
Deferred income taxes and tax credits, net	56	37
Allowance for equity funds used during construction	(15)	(2)
Other	9	8
Changes in assets and liabilities:
Receivables	(25)	27
Inventories	8	9
Accounts and wages payable	33	7
Taxes accrued	(17)	55
Regulatory assets and liabilities	(11)	(70)
Assets, other	(58)	(17)
Liabilities, other	29	31
Pension and other postretirement benefits	(33)	(43)
Net cash provided by operating activities	672	691
Cash Flows From Investing Activities:
Capital expenditures	(742)	(717)
Money pool advances, net	—	(30)
Other	(2)	5
Net cash used in investing activities	(744)	(742)
Cash Flows From Financing Activities:
Dividends on common stock	(75)	(25)
Dividends on preferred stock	(1)	(1)
Short-term debt, net	157	(366)
Money pool borrowings, net	(37)	(135)
Maturities of long-term debt	(300)	—
Issuances of long-term debt	350	624
Debt issuance costs	(4)	(7)
Net cash provided by financing activities	90	90
Net change in cash, cash equivalents, and restricted cash	18	39
Cash, cash equivalents and restricted cash at beginning of year	302	234
Cash, cash equivalents, and restricted cash at end of period	$320	$273
The accompanying notes as they relate to Ameren Illinois are an integral part of these financial statements.

AMEREN ILLINOIS COMPANY (d/b/a AMEREN ILLINOIS)
STATEMENT OF SHAREHOLDERS’ EQUITY
(Unaudited) (In millions)

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Common Stock	$—	$—	$—	$—

Other Paid-in Capital	3,056	3,020	3,056	3,020

Preferred Stock	49	49	49	49

Retained Earnings:
Beginning of period	4,427	3,971	4,266	3,756
Net income	138	125	374	340
Dividends on common stock	—	(25)	(75)	(25)
Dividends on preferred stock	(1)	(1)	(1)	(1)
Retained earnings, end of period	4,564	4,070	4,564	4,070

Total Shareholders’ Equity	$7,669	$7,139	$7,669	$7,139
The accompanying notes as they relate to Ameren Illinois are an integral part of these financial statements.

AMEREN CORPORATION (Consolidated)
UNION ELECTRIC COMPANY (Consolidated) (d/b/a Ameren Missouri)
AMEREN ILLINOIS COMPANY (d/b/a Ameren Illinois)
COMBINED NOTES TO FINANCIAL STATEMENTS
(Unaudited)
June 30, 2025
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

The following table presents the carrying values of AMF’s assets and liabilities included on Ameren’s and Ameren Missouri’s consolidated balance sheets as of June 30, 2025 and December 31, 2024:

	2025	2024
Unbilled revenue(a)	$4	$—
Other current assets(a)	28	2
Noncurrent regulatory assets(a)	454	465
Current maturities of long-term debt(b)	29	17
Interest accrued(b)	12	1
Current regulatory liabilities(c)	8	—
Long-term debt, net(b)	437	448
(a)Assets may be used only to meet AMF’s obligations and commitments.
(b)The securitized tariff bondholders have no recourse to Ameren Missouri.
(c)Included in “Other current liabilities” on Ameren Missouri’s balance sheet.
Variable Interest Entities that are Not Consolidated
As of June 30, 2025, and December 31, 2024, Ameren had unconsolidated variable interests in various equity method investments, primarily to advance innovative energy technologies, totaling $68 million and $74 million, respectively, included in “Other assets” on Ameren’s consolidated balance sheet. Any earnings or losses related to these investments are included in “Other Income, Net” on Ameren’s consolidated statement of income and comprehensive income. Ameren is not the primary beneficiary of these investments because it does not have the power to direct matters that most significantly affect the activities of these variable interest entities. As of June 30, 2025, Ameren’s maximum exposure to loss related to these variable interest entities is limited to the investment in these partnerships of $68 million plus associated outstanding funding commitments of $31 million.
COLI
Ameren (parent) and Ameren Illinois have COLI, which is recorded at the net cash surrender value. The net cash surrender value is the amount that can be realized under the insurance policies at the balance sheet date. As of June 30, 2025, the cash surrender value of COLI at Ameren and Ameren Illinois was $209 million (December 31, 2024 – $260 million) and $122 million (December 31, 2024 – $118 million), respectively, while total borrowings against the policies were $115 million (December 31, 2024 – $110 million) at both Ameren and Ameren Illinois. Ameren and Ameren Illinois have the right to offset the borrowings against the cash surrender value of the policies and, consequently, present the net asset in “Other assets” on their respective balance sheets. The net cash surrender value of Ameren’s COLI is affected by the investment performance of a separate account in which Ameren holds a beneficial interest.
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
Missouri
Missouri Senate Bill 4
In April 2025, Missouri Senate Bill 4 was enacted and will become effective in late August 2025. The law includes certain provisions that affect the regulation of Ameren Missouri’s electric and natural gas businesses. These provisions create modifications to the PISA and integrated resource planning, allow the MoPSC to authorize inclusion of construction work in progress in rate base for new natural gas-fired generation facilities and new generation facilities approved through integrated resource planning, and allow natural gas utilities to file regulatory rate reviews using a future test year, among other things.
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
2024 Natural Gas Delivery Service Regulatory Rate Order
In July 2025, the MoPSC issued an order in Ameren Missouri’s 2024 natural gas delivery service regulatory rate review, approving a unanimous stipulation and agreement. The order authorizes an increase of $32 million to Ameren Missouri’s annual revenue requirement for natural gas delivery service, effective September 1, 2025. The order did not explicitly specify an ROE, capital structure, rate base, or any rate base disallowances. The order provides for the continued use of all of Ameren Missouri’s existing riders and trackers.
Large Load Customer Rate Plan
In May 2025, Ameren Missouri filed a request with the MoPSC to modify its existing large primary service tariff to require customers requesting 100 MW or more of demand and who are served at transmission level voltage to comply with additional tariff terms. The additional terms include a minimum service term of 15 years, minimum demand charges of 70% of contracted capacity, customer exit terms and fees, and customer credit and collateral requirements, among other terms. In addition, new customer programs would be available under this tariff, which allows customers to support renewable generation, battery storage, or nuclear generation through incremental payments. A decision by the MoPSC is expected by February 2026.

Generation and Storage Facilities
Ameren Missouri is party to agreements to acquire and/or construct various generation and storage facilities that are consistent with the 2025 Change to the 2023 PRP. The generation and storage facilities are eligible for recovery under the PISA. The following table provides information with respect to each facility:

	Agreement type	Facility size	Status of MoPSC CCN	In-service date(a)
Vandalia Solar Project(b)	Self-build	50-MW	Approved March 2024	Fourth quarter 2025
Bowling Green Solar Project(b)	Self-build	50-MW	Approved March 2024	First quarter 2026
Split Rail Solar Project(b)	Build-transfer(c)	300-MW	Approved March 2024	Mid-2026
Castle Bluff Natural Gas Project(d)	Self-build	800-MW	Approved October 2024	Fourth quarter 2027
Big Hollow Battery Energy Storage Project	Self-build	400-MW	Filed June 2025(e)	Second quarter 2028
Big Hollow Natural Gas Project	Self-build	800-MW	Filed June 2025(e)	Third quarter 2028
(a)In-service dates are dependent on the timing of regulatory approvals and construction completion, among other things.
(b)These projects collectively represent approximately $0.8 billion of capital expenditures.
(c)FERC approval of acquisition received November 2024.
(d)This project represents approximately $0.9 billion of capital expenditures.
(e)Ameren Missouri expects a decision by the MoPSC in the first half of 2026.
MISO Long-Range Transmission Projects CCN
In 2022, the MISO approved the first tranche of projects related to a preliminary long-range transmission planning roadmap of projects through 2039. A portion of these projects were assigned or awarded via a competitive bid process to various utilities, including Ameren. In 2024, ATXI filed requests for CCNs, among other things, with the MoPSC related to the MISO long-range transmission projects that it expects to construct within the MoPSC’s jurisdiction. In July 2025, the MoPSC issued an order approving a CCN for a portion of the projects and a decision on the remaining projects is expected in 2025.
Illinois
MYRP
In December 2024, the ICC issued an order in connection with a revised Grid Plan and a revised MYRP filed by Ameren Illinois in March 2024, approving revenue requirements for electric distribution services for 2024 through 2027 of $1,206 million, $1,287 million, $1,367 million, and $1,421 million, respectively. Using the 2023 revenue requirement as a starting point, the approved revenue requirements in the ICC’s December 2024 order represent a cumulative four-year increase of $308 million. Rate changes consistent with the December 2024 order became effective in December 2024. In March 2025, Ameren Illinois filed an appeal of the ICC’s December 2024 order to the Illinois Appellate Court for the Fifth Judicial District to revise the allowed ROE and to include an asset associated with other postretirement benefits in the rate base, among other things. In addition, Ameren Illinois filed an appeal related to orders issued by the ICC in December 2023 and June 2024 related to the MYRP proceeding. The appellate court is under no deadline to address the appeals, and Ameren Illinois cannot predict the ultimate outcome of the appeals.
2024 Electric Distribution Service Revenue Requirement Reconciliation Adjustment
In April 2025, Ameren Illinois filed for a reconciliation adjustment to its 2024 electric distribution service revenue requirement with the ICC. In July 2025, Ameren Illinois filed a revised reconciliation adjustment, requesting recovery of $60 million. The adjustment reflects Ameren Illinois’ actual 2024 recoverable costs, 2024 year-end rate base, and a capital structure composed of 50% common equity. In July 2025, the ICC staff submitted its calculation of the reconciliation adjustment, recommending recovery of $49 million. The ICC staff’s recommendation excluded an asset associated with other postretirement benefits from the rate base. An ICC decision in this proceeding is required by December 2025, and any approved adjustment would be collected from customers in 2026.
Electric Customer Energy-Efficiency Investments
In May 2025, Ameren Illinois filed its annual electric energy-efficiency formula rate update to increase its rates by $12 million with the ICC. An ICC decision in this proceeding is required by December 2025, with new rates effective in January 2026.

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
2025 Natural Gas Delivery Service Rate Review
In January 2025, Ameren Illinois filed a request with the ICC seeking approval to increase its annual revenues for natural gas delivery service. In July 2025, Ameren Illinois filed a revised request seeking to increase its annual revenues by $135 million. The request is based on a 10.7% ROE, a capital structure composed of 52% common equity, and a rate base of $3.3 billion. Ameren Illinois used a 2026 future test year in this proceeding. In July 2025, the ICC staff recommended an increase to annual revenues for natural gas delivery service of $103 million. The recommendation is based on a 9.93% ROE, a capital structure composed of 50% common equity, and a rate base of $3.2 billion. In addition, in July 2025, the Illinois Attorney General's office recommended an increase to annual revenues for natural gas delivery service of $55 million, based on a 9.45% ROE, a capital structure composed of 50% common equity, and a rate base of $3.0 billion. A decision by the ICC in this proceeding is required by early December 2025, with new rates expected to be effective in December 2025. Ameren Illinois cannot predict the level of any delivery service rate change the ICC may approve, nor whether any rate change that may eventually be approved will be sufficient to enable Ameren Illinois to recover its costs and to earn a reasonable return on investments when the rate changes go into effect.
MISO Long-Range Transmission Projects CCN
In 2022, the MISO approved the first tranche of projects related to a preliminary long-range transmission planning roadmap of projects through 2039. A portion of these projects were assigned or awarded via a competitive bidding process to various utilities, including Ameren. In July 2025, the ICC issued an order approving a request filed by Ameren Illinois and ATXI for a CCN, among other things, related to the portion of the MISO long-range transmission projects they will construct within the ICC’s jurisdiction.
Federal
MISO Transmission Rate Incentives
In 2024, the MISO approved a first set of second tranche projects related to its preliminary long-range transmission planning roadmap of projects through 2039. A portion of these projects were assigned to Ameren and are estimated to cost approximately $1.3 billion, based on the MISO’s cost estimate. In July 2025, the FERC approved transmission rate incentives relating to the second tranche projects assigned to Ameren. The incentives will allow construction work in progress to be included in rate base for projects constructed by ATXI, thereby improving the timeliness of cash recovery, and would allow recovery of prudently incurred costs, subject to FERC approval, for any portion of the projects if they are abandoned for reasons beyond the control of Ameren. ATXI will not capitalize allowance for funds used during construction on the related projects.
FERC ROE Complaint Cases
Since November 2013, the allowed base ROE for FERC-regulated transmission rate base under the MISO tariff has been subject to customer complaint cases and has been changed by various FERC orders. In October 2024, the FERC issued an order, which decreased the allowed base ROE from 10.02% to 9.98% and required refunds, with interest, for the periods from November 2013 to February 2015 and from late September 2016 forward. In November 2024, the MISO transmission owners, including Ameren Missouri, Ameren Illinois, and ATXI, filed a request for rehearing with the FERC, arguing, among other things, the FERC should not have ordered refunds back to September 2016 or imposed interest on those refunds. Also in November 2024, another intervenor filed a request for rehearing with the FERC, requesting the FERC change aspects of the ROE methodology used in the October 2024 order and reconsider its decision in a February 2015 complaint case to deny refunds for the period from February 2015 to May 2016. In January 2025, the MISO transmission owners, including Ameren Missouri, Ameren Illinois, and ATXI, filed an appeal of the October 2024 order to the United States Court of Appeals for the District of Columbia Circuit. In March 2025, the FERC issued an order rejecting all rehearing requests. In April 2025, the MISO transmission owners, including Ameren Missouri, Ameren Illinois, and ATXI, filed an appeal of the March 2025 order to the United States Court of Appeals for the District of Columbia Circuit.
As of June 30, 2025, Ameren and Ameren Illinois had recorded liabilities in "Current regulatory liabilities" on their balance sheets of $11 million and $7 million, respectively, to reflect the expected refunds, including interest, associated with the allowed base ROE set by the October 2024 order.

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
Short-term Borrowings
The Missouri Credit Agreement and the Illinois Credit Agreement are available to support issuances under Ameren (parent)’s, Ameren Missouri’s, and Ameren Illinois’ commercial paper programs, respectively, subject to borrowing sublimits, and to support the issuance of letters of credit. As of June 30, 2025, based on commercial paper outstanding and letters of credit issued under the Credit Agreements, along with cash and cash equivalents, the net liquidity available to Ameren (parent), Ameren Missouri, and Ameren Illinois, collectively, was $1.4 billion. The Ameren Companies were in compliance with the covenants in their Credit Agreements as of June 30, 2025. As of June 30, 2025, the ratios of consolidated indebtedness to consolidated total capitalization, calculated in accordance with the provisions of the Credit Agreements, were 61%, 50%, and 45% for Ameren, Ameren Missouri, and Ameren Illinois, respectively.
The following table presents commercial paper outstanding, net of issuance discounts, as of June 30, 2025, and December 31, 2024. There were no borrowings outstanding under the Credit Agreements as of June 30, 2025, or December 31, 2024.

	June 30, 2025	December 31, 2024
Ameren (parent)	$566	$1,055
Ameren Missouri	330	—
Ameren Illinois	245	88
Ameren consolidated	$1,141	$1,143
The following table summarizes the activity and relevant interest rates for Ameren (parent)’s, Ameren Missouri’s, and Ameren Illinois’ commercial paper issuances under the Credit Agreements for the six months ended June 30, 2025 and 2024:

	Ameren (parent)	Ameren Missouri	Ameren Illinois	Ameren Consolidated
2025
Average daily amount outstanding	$659	$226	$90	$975
Weighted-average interest rate	4.63%	4.60%	4.59%	4.61%
Peak amount outstanding during period(a)	$1,139	$650	$245	$1,603
Peak interest rate	4.75%	4.72%	4.70%	4.75%
2024
Average daily amount outstanding	$84	$109	$385	$578
Weighted-average interest rate	5.55%	5.53%	5.57%	5.56%
Peak amount outstanding during period(a)	$301	$509	$694	$1,084
Peak interest rate	5.60%	5.68%	5.68%	5.68%
(a)The timing of peak outstanding commercial paper issuances under the Credit Agreements varies by company. Therefore, the sum of individual company peak amounts may not equal the Ameren consolidated peak amount for the period.
Money Pools
Ameren has money pool agreements with and among its subsidiaries to coordinate and provide for certain short-term cash and working capital requirements. The average interest rate for borrowings under the utility money pool for the three and six months ended June 30, 2025, was 4.64% and 4.58% (2024 – 5.51% and 5.41%). See Note 8 – Related-party Transactions for the amount of interest income and expense from the utility money pool agreements recorded by Ameren Missouri and Ameren Illinois for the three and six months ended June 30, 2025 and 2024.
NOTE 4 – LONG-TERM DEBT AND EQUITY FINANCINGS
Ameren
For the three and six months ended June 30, 2025, Ameren issued a total of 0.1 million and 0.2 million shares of common stock, under its DRPlus and 401(k) plan, and received proceeds of $3 million and $18 million. As of June 30, 2025, Ameren had a receivable of $7 million related to issuances of common stock under its DRPlus and 401(k) plan. In addition, in the first quarter of 2025, Ameren issued 0.3 million shares of common stock valued at $25 million upon the settlement of stock-based compensation awards.

Ameren has entered into an equity distribution sales agreement pursuant to which Ameren may offer and sell from time to time up to $1.75 billion of its common stock through an ATM program, which includes the ability to enter into forward sale agreements. There were no shares issued under the ATM program during the three and six months ended June 30, 2025. As of June 30, 2025, Ameren had approximately $230 million of common stock available for sale under the ATM program, which takes into account the forward sale agreements in effect as of June 30, 2025, discussed below.
Forward sale agreements for 5.8 million shares, outstanding as of June 30, 2025 under the ATM program, can be settled at Ameren’s discretion on or prior to dates ranging from January 23, 2026, to March 6, 2026. The initial forward sale price for the agreements ranged from $81.00 to $98.66, with an average initial forward sale price of $91.02. Additionally in May 2025, Ameren entered into forward sale agreements separate from the ATM program with multiple counterparties relating to 6.4 million shares of common stock. The forward sale agreements can be settled at Ameren’s discretion on or prior to January 15, 2027, and the initial forward sale price under these agreements was $91.89 per share. On a settlement date or dates, if Ameren elects to physically settle a forward sale agreement, Ameren will issue shares of common stock to the counterparties at the then-applicable forward sale price. Each initial forward sale price is subject to adjustment based on a floating interest rate factor equal to the overnight bank funding rate less a spread of 75 basis points, and will be subject to decrease on certain dates specified in the forward sale agreements by specified amounts related to expected dividends on shares of the common stock during the term of the forward sale agreements. If the overnight bank funding rate is less than or more than the spread on any day, the interest rate factor will result in a reduction or an increase, respectively, of the forward sale price. The forward sale agreements will be physically settled unless Ameren elects to settle in cash or to net share settle.
At June 30, 2025, Ameren could have settled the forward sale agreements with physical delivery of 12.2 million shares of common stock to the respective counterparties in exchange for cash of $1.1 billion. Alternatively, the forward sale agreements could have also been net settled at June 30, 2025, with delivery of approximately $58 million of cash or approximately 0.6 million shares of common stock to the counterparties. In connection with the forward sale agreements outstanding at June 30, 2025, the various counterparties, or their affiliates, borrowed from third parties and sold 12.2 million shares of common stock. The gross sales price of these shares totaled $1.1 billion. Ameren does not receive any proceeds from such sales of borrowed shares. The forward sale agreements have been classified as equity transactions.
In March 2025, Ameren (parent) issued $750 million of 5.375% senior unsecured notes due March 2035, with interest payable semiannually on March 15 and September 15 of each year, beginning September 15, 2025. Net proceeds from this issuance were used for general corporate purposes, including the repayment of short-term debt.
In June 2025, Ameren (parent) purchased senior secured notes and first mortgage bonds issued by Ameren Missouri and first mortgage bonds issued by Ameren Illinois for $24 million in the aggregate. On a consolidated basis, Ameren (parent)’s repurchase of these senior secured notes and first mortgage bonds were accounted for as a debt extinguishment and resulted in a pre-tax gain of $8 million, which is reflected in “Other Income, Net” on Ameren’s consolidated statement of income. Interest expense related to repurchased bonds was $1 million for both the three and six months ended June 30, 2025.
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
Indenture Provisions and Other Covenants
See Note 5 – Long-term Debt and Equity Financings under Part II, Item 8, of the Form 10-K for a description of our indenture provisions and other covenants, as well as restrictions on the payment of dividends. At June 30, 2025, the Ameren Companies were in compliance with the provisions and covenants contained in their indentures and articles of incorporation, as applicable, and ATXI was in compliance with the provisions and covenants contained in its note purchase agreements.
Off-balance-sheet Arrangements
At June 30, 2025, none of the Ameren Companies had any material off-balance-sheet financing arrangements, other than their investment in unconsolidated variable interest entities, letters of credit, and the multiple forward sale agreements relating to common stock. See Note 1 – Summary of Significant Accounting Policies for further detail concerning variable interest entities.

NOTE 5 – OTHER INCOME, NET
The following table presents the components of “Other Income, Net” in the Ameren Companies’ statements of income for the three and six months ended June 30, 2025 and 2024:

	Three Months		Six Months
	2025	2024	2025	2024
Ameren:
Allowance for equity funds used during construction	$23	$16	$39	$25
Other interest income	10	13	21	21
Non-service cost components of net periodic benefit income(a)	62	76	128	152
Miscellaneous income	4	4	7	6
Gain on the extinguishment of debt(b)	8	—	8	—
Earnings (losses) related to equity method investments	(6)	1	(10)	1
Donations	(1)	(2)	(3)	(4)
Miscellaneous expense	(4)	(5)	(9)	(9)
Total Other Income, Net	$96	$103	$181	$192
Ameren Missouri:
Allowance for equity funds used during construction	$15	$14	$23	$23
Other interest income	2	3	4	5
Non-service cost components of net periodic benefit income(a)	32	35	67	69
Miscellaneous income	1	—	2	2
Donations	(1)	(1)	(2)	(2)
Miscellaneous expense	(2)	(2)	(4)	(4)
Total Other Income, Net	$47	$49	$90	$93
Ameren Illinois:
Allowance for equity funds used during construction	$8	$2	$15	$2
Other interest income	8	9	17	15
Non-service cost components of net periodic benefit income	20	26	40	53
Miscellaneous income	3	2	5	3
Donations	—	(1)	(1)	(2)
Miscellaneous expense	(2)	(1)	(5)	(3)
Total Other Income, Net	$37	$37	$71	$68
(a)For the three and six months ended June 30, 2025, the non-service cost components of net periodic benefit income were adjusted by amounts deferred of $(16) million and $(32) million, respectively, due to a regulatory tracking mechanism for the difference between the level of such costs incurred by Ameren Missouri under GAAP and the level of such costs included in rates. The deferral was $(11) million and $(20) million, respectively, for the three and six months ended June 30, 2024. See Note 11 – Retirement Benefits for additional information.
(b)See Note 4 – Long-term Debt and Equity Financings for additional information on Ameren (parent)’s repurchase of Ameren Missouri’s senior secured notes and first mortgage bonds and Ameren Illinois’ first mortgage bonds that were accounted for as a debt extinguishment.
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
If we determine that a contract meets the definition of a derivative and is not eligible for the NPNS exception, we review the contract to determine whether the resulting gains or losses qualify for regulatory deferral. Derivative contracts that qualify for regulatory deferral are recorded at fair value, with changes in fair value recorded as regulatory assets or liabilities in the period in which the change occurs. We believe derivative losses and gains deferred as regulatory assets and liabilities are probable of recovery, or refund, through future rates charged to customers. Regulatory assets and liabilities are amortized to operating income as related losses and gains are reflected in rates charged to customers. Therefore, gains and losses on these derivatives have no effect on operating income. As of June 30, 2025, and December 31, 2024, all commodity contracts that met the definition of a derivative and were not eligible for the NPNS exception received regulatory deferral. Interest rate hedges discussed below do not receive regulatory deferral and were included in accumulated OCI. The cash flows from our derivative financial instruments follow the cash flow classification of the hedged item.
Ameren (parent) entered into interest rate swaps to hedge a portion of its interest rate risk on cash flows related to certain forecasted debt issuances to occur in 2026 and 2027. The interest rate swaps are designated as cash flow hedges and the corresponding changes in fair value each period are initially recorded on the balance sheet in “Accumulated other comprehensive loss” and reclassified into earnings when the debt is issued and the corresponding interest payments affect earnings during the debt term. As of June 30, 2025, and December 31, 2024, Ameren had interest rate swaps with notional amounts of $490 million and $140 million respectively. Ameren recorded an unrealized loss, net of income tax benefits, on the change in fair value of interest rate swaps of $2 million and $6 million to "Accumulated other comprehensive loss" for the three and six months ended June 30, 2025.
The following table presents open gross commodity contract volumes by commodity type for derivative assets and liabilities as of June 30, 2025, and December 31, 2024. As of June 30, 2025, these contracts extended through October 2028, October 2030 and May 2032 for fuel oils, natural gas, and power, respectively.

	Quantity (in millions, except as indicated)
	June 30, 2025			December 31, 2024
Commodity	Ameren Missouri	Ameren Illinois	Ameren	Ameren Missouri	Ameren Illinois	Ameren
Fuel oils (in gallons)	24	—	24	23	—	23
Natural gas (in mmbtu)	44	223	267	45	213	258
Power (in MWhs)	—	4	4	—	4	4
The following table presents the carrying value and balance sheet location of all derivative commodity contracts, none of which were designated as hedging instruments because all qualify for regulatory deferral, as of June 30, 2025, and December 31, 2024:

		June 30, 2025			December 31, 2024
	Balance Sheet Location	Ameren Missouri	Ameren Illinois	Ameren	Ameren Missouri	Ameren Illinois	Ameren
Natural gas	Other current assets	2	4	6	2	2	4
	Other assets	2	8	10	2	4	6
Power	Other current assets	13	—	13	6	—	6
	Total assets	$17	$12	$29	$10	$6	$16
Fuel oils	Other current liabilities	$2	$—	$2	$2	$—	$2
	Other deferred credits and liabilities	2	—	2	2	—	2
Natural gas	Other current liabilities	4	16	20	5	22	27
	Other deferred credits and liabilities	5	8	13	6	13	19
Power	Other current liabilities	—	10	10	—	10	10
	Other deferred credits and liabilities	—	66	66	—	43	43
	Total liabilities	$13	$100	$113	$15	$88	$103
The Ameren Companies elect to present the fair value amounts of derivative assets and derivative liabilities subject to an enforceable master netting arrangement or similar agreement at the gross amounts on the balance sheet. However, if the gross amounts recognized on the balance sheet were netted with derivative instruments and cash collateral received or posted, the net amounts would not be materially different from the gross amounts at June 30, 2025, and December 31, 2024.

Credit Risk
In determining our concentrations of credit risk related to derivative instruments, we review our individual counterparties and categorize each counterparty into groupings according to the primary business in which each engages. As of June 30, 2025, if counterparty groups were to fail completely to perform on contracts, the Ameren Companies’ maximum exposure related to derivative assets, predominantly from financial institutions, would have been immaterial with or without consideration of the application of master netting arrangements or similar agreements and collateral held.
Certain of our derivative instruments contain collateral provisions tied to the Ameren Companies’ credit ratings. If our credit ratings were downgraded below investment grade, or if a counterparty with reasonable grounds for uncertainty regarding our ability to satisfy an obligation requested adequate assurance of performance, additional collateral postings might be required. The additional collateral required is the net liability position allowed under master netting arrangements or similar agreements, assuming (1) the credit risk-related contingent features underlying these arrangements were triggered and (2) those counterparties with rights to do so requested collateral. As of June 30, 2025, the aggregate fair value of derivative instruments with credit risk-related contingent features in a gross liability position, the cash collateral posted, and the aggregate amount of additional collateral that counterparties could require were each immaterial to Ameren, Ameren Missouri, and Ameren Illinois.
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
We consider nonperformance risk in our valuation of derivative instruments by analyzing our own credit standing and the credit standing of our counterparties, and by considering any credit enhancements (e.g., collateral). Included in our valuation, and based on current market conditions, is a valuation adjustment for counterparty default derived from market data such as the price of credit default swaps, bond yields, and credit ratings. No material gains or losses related to valuation adjustments for counterparty default risk were recorded at Ameren, Ameren Missouri, or Ameren Illinois in the three and six months ended June 30, 2025 or 2024. At June 30, 2025, and December 31, 2024, the counterparty default risk valuation adjustment related to derivative contracts was immaterial for Ameren, Ameren Missouri, and Ameren Illinois.
The following table sets forth, by level within the fair value hierarchy, our assets and liabilities measured at fair value on a recurring basis as of June 30, 2025, and December 31, 2024:

	June 30, 2025					December 31, 2024
	Level 1	Level 2	Level 3	Total		Level 1	Level 2	Level 3	Total
Assets:
Ameren Missouri
Derivative assets – commodity contracts:
Natural gas	—	4	—	4		—	4	—	4
Power	—	—	13	13		—	—	6	6
Total derivative assets – commodity contracts	$—	$4	$13	$17		$—	$4	$6	$10
Nuclear decommissioning trust fund:
Equity securities:
U.S. large capitalization	$967	$—	$—	$967		$911	$—	$—	$911
Debt securities:
U.S. Treasury and agency securities	—	179	—	179		—	191	—	191
Corporate bonds	—	163	—	163		—	145	—	145
Other	—	97	—	97		—	86	—	86
Total nuclear decommissioning trust fund	$967	$439	$—	$1,406	(a)	$911	$422	$—	$1,333	(a)
Total Ameren Missouri	$967	$443	$13	$1,423		$911	$426	$6	$1,343

	June 30, 2025					December 31, 2024
	Level 1	Level 2	Level 3	Total		Level 1	Level 2	Level 3	Total
Ameren Illinois
Derivative assets – commodity contracts:
Natural gas	$1	$6	$5	$12		$—	$3	$3	$6
Total Ameren Illinois	$1	$6	$5	$12		$—	$3	$3	$6
Ameren
Derivative assets – commodity contracts(b)	$1	$10	$18	$29		$—	$7	$9	$16
Nuclear decommissioning trust fund(c)	967	439	—	1,406	(a)	911	422	—	1,333	(a)
Total Ameren	$968	$449	$18	$1,435		$911	$429	$9	$1,349
Liabilities:
Ameren Missouri
Derivative liabilities – commodity contracts:
Fuel oils	$4	$—	$—	$4		$4	$—	$—	$4
Natural gas	—	8	1	9		—	11	—	11
Total Ameren Missouri	$4	$8	$1	$13		$4	$11	$—	$15
Ameren Illinois
Derivative liabilities – commodity contracts:
Natural gas	$—	$20	$4	$24		$1	$28	$6	$35
Power	—	—	76	76		—	—	53	53
Total Ameren Illinois	$—	$20	$80	$100		$1	$28	$59	$88
Ameren
Derivative liabilities – commodity contracts(b)	$4	$28	$81	$113		$5	$39	$59	$103
(a)Balance excludes $8 million and $9 million of cash and cash equivalents, receivables, payables, and accrued income, net, for June 30, 2025, and December 31, 2024, respectively.
(b)See the Ameren Missouri and Ameren Illinois sections of the table for a breakout of the fair value of Ameren’s derivative assets and liabilities by type of commodity.
(c)See the Ameren Missouri section of the table for a breakout of the fair value of Ameren’s nuclear decommissioning trust fund by investment type.
Level 3 fuel oils and natural gas derivative contract assets and liabilities measured at fair value on a recurring basis were immaterial for all periods presented. The following table presents the fair value reconciliation of Level 3 power derivative contract assets and liabilities measured at fair value on a recurring basis for the three and six months ended June 30, 2025 and 2024:

	2025			2024
	Ameren Missouri	Ameren Illinois	Ameren	Ameren Missouri	Ameren Illinois	Ameren
For the three months ended June 30:
Beginning balance at April 1	$5	$(67)	$(62)	$2	$(54)	$(52)
Realized and unrealized gains/(losses) included in regulatory assets/liabilities	13	(13)	—	15	(12)	3
Settlements	(5)	4	(1)	(3)	5	2
Ending balance at June 30	$13	$(76)	$(63)	$14	$(61)	$(47)
Change in unrealized gains/(losses) related to assets/liabilities held at June 30	$13	$(11)	$2	$14	$(12)	$2
For the six months ended June 30:
Beginning balance at January 1	$6	$(53)	$(47)	$4	$(68)	$(64)
Realized and unrealized gains/(losses) included in regulatory assets/liabilities	15	(29)	(14)	14	(2)	12
Settlements	(8)	6	(2)	(4)	9	5
Ending balance at June 30	$13	$(76)	$(63)	$14	$(61)	$(47)
Change in unrealized gains/(losses) related to assets/liabilities held at June 30	$13	$(28)	$(15)	$14	$—	$14
All gains or losses related to our Level 3 derivative commodity contracts are expected to be recovered or returned through customer rates; therefore, there is no impact to either net income or other comprehensive income resulting from changes in the fair value of these instruments.

The following table describes the valuation techniques and significant unobservable inputs utilized for the fair value of our Level 3 power derivative contract assets and liabilities as of June 30, 2025, and December 31, 2024:

		Fair Value					Weighted Average(b)
	Commodity	Assets	Liabilities	Valuation Technique(s)	Unobservable Input(a)	Range
2025	Power(c)	$13	$(76)	Discounted cash flow	Average forward peak and off-peak pricing – forwards/swaps ($/MWh)	30 – 65	41
					Nodal basis ($/MWh)	(10) – (2)	(5)
2024	Power(c)	$6	$(53)	Discounted cash flow	Average forward peak and off-peak pricing – forwards/swaps ($/MWh)	32 – 69	45
					Nodal basis ($/MWh)	(8) – (2)	(5)
(a)Generally, significant increases (decreases) in these inputs in isolation would result in a significantly higher (lower) fair value measurement.
(b)Unobservable inputs were weighted by relative fair value.
(c)Valuations use visible forward prices adjusted for nodal-to-hub basis differentials.
The following table sets forth the carrying amount and, by level within the fair value hierarchy, the fair value of long-term debt (including current portion) disclosed, but not recorded, at fair value as of June 30, 2025, and December 31, 2024:

Long-Term Debt (Including Current Portion):	Carrying Amount(a)	Fair Value
		Level 2	Level 3		Total
	June 30, 2025
Ameren(b)	$18,840	$16,792	$546	(c)	$17,338
Ameren Missouri(d)	8,244	7,483	—		7,483
Ameren Illinois(d)	5,900	5,296	—		5,296
	December 31, 2024
Ameren(b)	$17,579	$15,395	$538	(c)	$15,933
Ameren Missouri(d)	7,745	6,926	—		6,926
Ameren Illinois(d)	5,852	5,243	—		5,243
(a)Included unamortized debt issuance costs, which were excluded from the fair value measurement, of $138 million, $64 million, and $53 million for Ameren, Ameren Missouri, and Ameren Illinois, respectively, as of June 30, 2025. Included unamortized debt issuance costs, which were excluded from the fair value measurement, of $129 million, $62 million, and $51 million for Ameren, Ameren Missouri, and Ameren Illinois, respectively, as of December 31, 2024.
(b)Amount excludes Ameren (parent)’s repurchase of Ameren Missouri’s senior secured notes and first mortgage bonds and Ameren Illinois’ first mortgage bonds.
(c)The Level 3 fair value amount consists of ATXI’s senior unsecured notes.
(d)Amount includes Ameren Missouri’s senior secured notes and first mortgage bonds and Ameren Illinois’ first mortgage bonds that were repurchased by Ameren (parent).
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
Support Services Agreements
Ameren Missouri and Ameren Illinois had long-term receivables included in “Other assets” from Ameren Services of $20 million and $22 million, respectively, as of June 30, 2025, and $29 million and $32 million, respectively, as of December 31, 2024, related to Ameren Services’ allocated portion of Ameren’s pension and postretirement benefit plans.
Tax Allocation Agreement
See Note 1 – Summary of Significant Accounting Policies under Part II, Item 8, of the Form 10-K for a discussion of the tax allocation agreement. The following table presents the affiliate balances related to income taxes for Ameren Missouri and Ameren Illinois as of June 30, 2025, and December 31, 2024:

	June 30, 2025		December 31, 2024
	Ameren Missouri	Ameren Illinois	Ameren Missouri	Ameren Illinois
Income taxes payable to parent(a)	$1	$24	$—	$32
Income taxes receivable from parent(b)	25	—	28	—
(a)Included in “Accounts payable – affiliates” on the balance sheet.
(b)Included in “Accounts receivable – affiliates” on the balance sheet.
Effects of Related-party Transactions on the Statement of Income
The following table presents the impact on Ameren Missouri and Ameren Illinois of related-party transactions for the three and six months ended June 30, 2025 and 2024:

				Three Months				Six Months
Agreement	Income Statement Line Item			Ameren Missouri		Ameren Illinois		Ameren Missouri		Ameren Illinois
Ameren Missouri and Ameren Illinois	Operating Revenues	2025		$8		$1		$15		$1
rent and facility services		2024		8		(b)		15		(b)
Ameren Missouri and Ameren Illinois miscellaneous	Operating Revenues	2025	$	(b)		$3	$	(b)		$5
support services		2024		1		(b)		1		1
Total Operating Revenues		2025		$8		$4		$15		$6
		2024		9		(b)		16		1
Ameren Missouri and Ameren Illinois	Purchased Power	2025		$2		$1		$5		$1
transmission services from ATXI		2024		2		1		4		1
Ameren Missouri and Ameren Illinois	Other Operations and Maintenance	2025	$	(b)		$2	$	(b)		$3
rent and facility services		2024		(b)		(b)		(b)		(b)
Ameren Services support services	Other Operations and Maintenance	2025		$44		$40		$88		$80
agreement		2024		43		40		81		77
Total Other Operations and		2025		$44		$42		$88		$83
Maintenance		2024		43		40		81		77
Money pool interest	(Interest Charges)/Other Income, Net	2025	$	(b)	$	(b)	$	(b)	$	(b)
		2024		(b)		(b)		(3)		(2)
Long-term debt, net - related parties	(Interest Charges)	2025		$(1)	$	(b)		$(1)	$	(b)
		2024		—		—		—		—
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
Environmental Matters
Our electric generation, transmission, and distribution and natural gas distribution and storage operations must comply with a variety of statutes and regulations relating to the protection of the environment and human health and safety, including permitting programs implemented by federal, state, and local authorities. Such environmental laws regulate air emissions; protect water bodies; regulate the handling and disposal of hazardous substances and waste materials; establish siting and land use requirements; and protect against potential ecological impacts. Complex and lengthy processes are required to obtain and renew approvals, permits, and licenses for new, existing, or modified energy-related facilities. Additionally, the use and handling of various chemicals or hazardous materials require release prevention plans and emergency response procedures.

Environmental regulations impact the electric utility industry and compliance obligations could be costly for Ameren Missouri, which operates coal-fired and natural gas-fired energy centers. Compliance obligations under the Clean Air Act stem from a variety of programs including the NSPS, the MATS, emission allowance programs, the CSAPR, and the National Ambient Air Quality Standards, which are subject to periodic review for certain pollutants. Collectively, these regulations cover a variety of pollutants, such as SO2, particulate matter, NOx, mercury, toxic metals and acid gases, and CO2 emissions. To the extent our operations impact surface water bodies, including wetlands, the Clean Water Act requires permitting as well as evaluation of the ecological and biological impact of those operations. Implementation of requirements under the Clean Air Act and the Clean Water Act typically occurs through the issuance of permits by state regulators or resource agencies, and capital expenditures associated with compliance could be significant. The management and disposal of coal ash from our coal-fired energy centers must comply with federal regulations known as the CCR Rule issued under the Resource Conservation and Recovery Act and require the closure of surface impoundments at our coal-fired energy centers along with groundwater monitoring requirements and the implementations of corrective measures if necessary. The combined effects of compliance with existing and future environmental regulations could result in significant capital expenditures, increased operating costs, and the potential for closure or alteration of operations at some of Ameren Missouri’s energy centers. Ameren and Ameren Missouri expect that such compliance costs would be recoverable through rates, subject to MoPSC prudence review, but the timing of costs and their recovery could be subject to regulatory lag.
Additionally, Ameren Missouri’s wind generation facilities may be subject to operating restrictions to limit the impact on protected species. Since 2021, Ameren Missouri’s High Prairie Energy Center has curtailed nighttime operations from April through October to limit impacts on protected species during the critical biological season. The extent and duration of future curtailments are currently unknown as assessment of mitigation technologies is ongoing. Ameren Missouri does not anticipate these operating curtailments will have a material impact on its results of operations, financial position, or liquidity.
Due to proposed rules issued by the EPA in June and July 2025, which are discussed below, Ameren and Ameren Missouri have revised capital expenditure estimates necessary to comply with environmental regulations to a range of $90 million to $120 million from 2025 through 2029. Additional capital expenditures beyond 2029 could be required. This estimate includes surface impoundment closure and corrective action measures required by the 2015 CCR Rule and modifications to cooling water intake structures at existing power plants under Clean Water Act rules in place prior to 2024, all of which are discussed below. The EPA could review and revise compliance requirements. In addition to planned retirements of coal-fired energy centers that were included in Ameren Missouri’s 2025 Change to the 2023 PRP and with respect to the Illinois emissions standards discussed in Note 14 – Commitments and Contingencies under Part II, Item 8, of the Form 10-K, Ameren Missouri’s current plan for compliance with existing air emission regulations includes burning low-sulfur coal and optimizing existing air pollution control equipment. Accordingly, the actual amount of capital expenditures required to comply with existing environmental regulations could vary from the above estimates because of uncertainty as to revisions to regulatory requirements by the EPA and/or state regulators and their timing and varying cost of potential compliance strategies, among other things.
The following sections describe the significant environmental statutes and regulations and environmental enforcement and remediation matters that affect or could affect our operations. The EPA could ultimately revise all or part of such regulations.
Clean Air Act
Federal and state laws, including the CSAPR, regulate emissions of SO2 and NOx through the reduction of emissions at their source and the use and retirement of emission allowances available for state budgets. In 2022, the EPA proposed the Good Neighbor Rule to reduce the transport of ozone from power plants by reducing the amount of CSAPR NOx allowances available for compliance. The EPA subsequently rejected state implementation plans proposed by Missouri and other states to comply with the Good Neighbor Rule. The disapprovals for some state implementation plans, including Missouri’s, were stayed by multiple appellate courts, and in 2024, the United States Supreme Court issued a stay of a federal implementation plan. In March 2025, the EPA announced it would work to repeal the Good Neighbor Rule and work with states on their implementation plans. Ameren Missouri complies with the current CSAPR requirements by minimizing emissions with low-sulfur coal, operation of two scrubbers at its Sioux Energy Center, and optimization of existing NOx air pollution control equipment. If the EPA repeals the currently stayed Good Neighbor Rule, Ameren Missouri would not expect additional NOx controls at its coal-fired energy centers to be necessary.
CO2 Emissions Standards
In April 2024, the EPA issued a final rule that sets CO2 emission standards for existing coal-fired and new natural gas-fired power plants based on the emissions expected from adoption of carbon capture technology and/or natural gas co-firing for coal-fired power plants and carbon capture technology for new natural gas-fired power plants. Affected power plants are required to comply with the rule through a phased-in approach or retire. In June 2025, the EPA issued a proposed rule to repeal all greenhouse gas emissions standards for fossil fuel-fired power plants, including the April 2024 rule. In addition, in July 2025, the EPA announced a proposed rule reconsidering its 2009 Endangerment Finding for greenhouse gas emissions, which was the basis for implementing greenhouse gas emissions standards. The EPA expects to issue final rules by the end of 2025.

MATS
In April 2024, the EPA revised the MATS by establishing a more stringent standard for emissions of particulate matter, as well as requiring the use of continuous emissions monitoring systems. In April 2025, the EPA granted Ameren Missouri a two-year extension of the compliance deadline for the Labadie and Sioux energy centers, which is now set for July 2029. In June 2025, the EPA issued a proposed rule to repeal the April 2024 revisions to the MATS. The EPA expects to issue a final rule by the end of 2025.
NSPS
In November 2024, the EPA issued a proposed rule revising the NSPS to limit emissions of NOx from natural gas-fired stationary CTs. If adopted as proposed, the rule would require such natural gas facilities which began construction after December 13, 2024, to install certain pollution control equipment to limit emissions of NOx. In addition, the EPA proposed to maintain the current limits for SO2 at such natural gas facilities. In June 2025, the EPA issued a proposed rule to repeal all greenhouse gas emissions standards for fossil fuel-fired power plants, including the NSPS. The EPA expects to issue a final rule by the end of 2025.
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
CCR Management
The EPA’s 2015 CCR Rule establishes requirements for the management and disposal of CCR from coal-fired power plants and has resulted in the closure of surface impoundments at Ameren Missouri’s energy centers, with closures of surface impoundments in process at its Sioux Energy Center and retired Meramec Energy Center. Ameren Missouri plans to substantially complete the closures of remaining surface impoundments by the end of 2026. Ameren Missouri’s CCR management compliance plan includes installation of groundwater monitoring equipment and groundwater treatment facilities. In April 2024, the EPA revised the CCR Rule to impose groundwater monitoring, and corrective action, closure, and post-closure requirements on certain active and inactive CCR surface impoundments and disposal units not previously included in the 2015 CCR Rule. Ameren and Ameren Missouri have AROs of $46 million associated with CCR storage facilities recorded on their respective balance sheets as of June 30, 2025. This amount includes an immaterial incremental ARO related to the 2024 CCR Rule, which may be revised as additional site studies are performed. The EPA could reconsider aspects of the 2015 and 2024 CCR rules. Ameren and Ameren Missouri are monitoring the ongoing legal challenges and regulatory developments but, at this time, cannot predict the final impacts of the 2024 CCR Rule on their results of operations, financial position, and liquidity.
Remediation
The Ameren Companies are involved in a number of remediation actions to clean up sites impacted by the use or disposal of materials containing hazardous substances. Federal and state laws can require responsible parties to fund remediation regardless of their degree of fault, the legality of original disposal, or the ownership of a disposal site.
As of June 30, 2025, Ameren Illinois has remediated the majority of the 44 former MGP sites in Illinois with an estimated remaining obligation primarily related to three of these former MGP sites at $46 million to $91 million. Ameren and Ameren Illinois recorded a liability of $46 million to represent the estimated minimum obligation for these sites, as no other amount within the range was a better estimate. Ameren and Ameren Illinois cannot estimate the completion dates of the estimated remaining obligation due to site accessibility, among other things.
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

NOTE 10 – CALLAWAY ENERGY CENTER
See Note 9 – Callaway Energy Center under Part II, Item 8, of the Form 10-K for information regarding spent nuclear fuel recovery, recovery of decommissioning costs, and the nuclear decommissioning trust fund. The fair value of the trust fund for Ameren Missouri’s Callaway Energy Center is reported as “Nuclear decommissioning trust fund” in Ameren’s and Ameren Missouri’s balance sheets. This amount is legally restricted and may be used only to fund the costs of nuclear decommissioning. Changes in the fair value of the trust fund are recorded as an increase or decrease to the nuclear decommissioning trust fund, with an offsetting adjustment to the related regulatory liability. Ameren and Ameren Missouri have recorded an ARO for the Callaway Energy Center decommissioning costs at fair value, which represents the present value of estimated future cash outflows. Annual decommissioning costs of $7 million have historically been included in the costs used to establish electric rates for Ameren Missouri’s customers. Every three years, the MoPSC requires Ameren Missouri to file an updated cost study and funding analysis for decommissioning its Callaway Energy Center. An updated cost study and funding analysis was filed with the MoPSC in December 2023 and is reflected within the ARO. In May 2025, the MoPSC issued an order that approved a non-unanimous stipulation and agreement between Ameren Missouri and the MoPSC staff that reduced annual customer contributions for funding the Callaway Energy Center decommissioning costs from $7 million to zero, as the trust fund level exceeded the estimated present value of future decommissioning costs at the time of the agreement. This MoPSC order removed Ameren Missouri’s funding obligation effective in June 2025. See Note 13 – Supplemental Information for more information on Ameren Missouri’s AROs.
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

NOTE 11 – RETIREMENT BENEFITS
The following table presents the components of the net periodic benefit cost (income) incurred for Ameren’s pension and postretirement benefit plans for the three and six months ended June 30, 2025 and 2024:

	Pension Benefits				Postretirement Benefits
	Three Months		Six Months		Three Months		Six Months
	2025	2024	2025	2024	2025	2024	2025	2024
Service cost(a)	$20	$23	$41	$44	$3	$3	$5	$6
Non-service cost components:
Interest cost	59	56	117	111	11	11	22	22
Expected return on plan assets(b)	(75)	(82)	(151)	(164)	(24)	(23)	(47)	(46)
Amortization of(b):
Prior service cost (credit)	—	—	—	—	(1)	(1)	(2)	(2)
Actuarial (gain)	(7)	(16)	(17)	(33)	(9)	(10)	(18)	(20)
Total non-service cost components(c)	$(23)	$(42)	$(51)	$(86)	$(23)	$(23)	$(45)	$(46)
Net periodic benefit income(d)	$(3)	$(19)	$(10)	$(42)	$(20)	$(20)	$(40)	$(40)
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
Ameren Missouri and Ameren Illinois are responsible for their respective share of Ameren’s pension and other postretirement costs. The following table presents the respective share of net periodic pension and other postretirement benefit costs (income) incurred for the three and six months ended June 30, 2025 and 2024:

	Pension Benefits				Postretirement Benefits
	Three Months		Six Months		Three Months		Six Months
	2025	2024	2025	2024	2025	2024	2025	2024
Ameren Missouri(a)	$(3)	$(10)	$(7)	$(22)	$(7)	$(7)	$(14)	$(14)
Ameren Illinois	—	(8)	(2)	(17)	(13)	(13)	(26)	(26)
Other	—	(1)	(1)	(3)	—	—	—	—
Ameren(a)	$(3)	$(19)	$(10)	$(42)	$(20)	$(20)	$(40)	$(40)
(a)Does not include the impact of the tracker for the difference between the level of pension and postretirement benefit costs (income) incurred by Ameren Missouri under GAAP and the level of such costs included in customer rates.

NOTE 12 – INCOME TAXES
OBBBA
The OBBBA was enacted in July 2025 and includes various income tax provisions, among other things. The OBBBA modified provisions of the IRA related to production and investment tax credits. The new law maintains production and investment tax credits for solar and wind projects that begin construction within one year of the OBBBA’s enactment and are placed in-service by the end of 2030. Projects that begin construction after one year from enactment of the OBBBA but are placed in service by the end of 2027 also remain eligible. The law provides investment tax credits for battery storage projects that begin construction by the end of 2033 and phase out by the end of 2035. Renewable energy projects that begin construction in 2026 and beyond that use a certain threshold percentage of materials from prohibited foreign entities, as defined in the OBBBA, are not eligible for the tax credits. Production tax credits associated with nuclear generation remain unchanged from the IRA and phase out by the end of 2032. Furthermore, the new law continues to allow for transferability of the production and investment tax credits to an unrelated party for cash but is restricted from being transferred to specified foreign entities, as defined in the OBBBA. Ameren is currently evaluating the OBBBA and guidance issued in connection with the OBBBA and does not expect any material impacts on its results of operations, financial position, and liquidity in 2025. Implementation of the OBBBA provisions is subject to additional guidance, regulations, interpretations, amendments, or technical corrections that may be issued by the IRS or United States Department of Treasury.
The following table presents a reconciliation of the federal statutory corporate income tax rate to the effective income tax rate for the three and six months ended June 30, 2025 and 2024:

	Ameren		Ameren Missouri		Ameren Illinois
	2025	2024	2025	2024	2025	2024
Three Months
Federal statutory corporate income tax rate	21%	21%	21%	21%	21%	21%
Increases (decreases) from:
Amortization of excess deferred taxes(a)	(7)	(8)	(10)	(14)	(4)	(4)
Amortization of deferred investment tax credit	(1)	—	(1)	—	—	—
Renewable and other tax credits(b)	(4)	(4)	(7)	(8)	—	—
State tax	5	5	3	3	7	7
Depreciation differences	(1)	(1)	(1)	(1)	(1)	—
Effective income tax rate	13%	13%	5%	1%	23%	24%
Six Months
Federal statutory corporate income tax rate	21%	21%	21%	21%	21%	21%
Increases (decreases) from:
Amortization of excess deferred taxes(a)	(7)	(8)	(10)	(14)	(4)	(4)
Amortization of deferred investment tax credit	(1)	—	(1)	—	—	—
Renewable and other tax credits(b)	(4)	(4)	(7)	(8)	—	—
State tax	5	5	3	3	7	7
Effective income tax rate	14%	14%	6%	2%	24%	24%
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

NOTE 13 – SUPPLEMENTAL INFORMATION
Cash, Cash Equivalents, and Restricted Cash
The following table provides a reconciliation of cash, cash equivalents, and restricted cash reported within the balance sheets and the statements of cash flows at June 30, 2025, and December 31, 2024:

	June 30, 2025			December 31, 2024
	Ameren	Ameren Missouri	Ameren Illinois	Ameren	Ameren Missouri	Ameren Illinois
“Cash and cash equivalents”	$11	$—	$1	$7	$—	$—
Restricted cash included in “Other current assets”	65	57	5	15	7	6
Restricted cash included in “Other assets”	314	—	314	296	—	296
Restricted cash included in “Nuclear decommissioning trust fund”	4	4	—	10	10	—
Total cash, cash equivalents, and restricted cash	$394	$61	$320	$328	$17	$302
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
Accounts Receivable
“Accounts receivable – trade” on Ameren’s and Ameren Illinois’ balance sheets include certain receivables purchased at a discount from alternative retail electric suppliers that elect to participate in the utility consolidated billing program. At June 30, 2025, and December 31, 2024, “Other current liabilities” on Ameren’s and Ameren Illinois’ balance sheets included payables for purchased receivables of $38 million and $43 million, respectively.
The following table provides a reconciliation of the beginning and ending amount of the allowance for doubtful accounts for the three and six months ended June 30, 2025 and 2024:

	Three Months		Six Months
	2025	2024	2025	2024
Ameren:
Beginning of period	$41	$37	$30	$30
Bad debt expense	3	6	19	16
Charged to other accounts(a)	2	1	3	4
Net write-offs	(7)	(7)	(13)	(13)
End of period	$39	$37	$39	$37
Ameren Missouri:
Beginning of period	$12	$11	$12	$12
Bad debt expense	2	4	4	5
Net write-offs	(2)	(3)	(4)	(5)
End of period	$12	$12	$12	$12
Ameren Illinois:(b)
Beginning of period	$29	$26	$18	$18
Bad debt expense	1	2	15	11
Charged to other accounts(a)	2	1	3	4
Net write-offs	(5)	(4)	(9)	(8)
End of period	$27	$25	$27	$25
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

Supplemental Cash Flow Information
The following table provides noncash financing and investing activity excluded from the statements of cash flows for the six months ended June 30, 2025 and 2024:

	June 30, 2025			June 30, 2024
	Ameren	Ameren Missouri	Ameren Illinois	Ameren	Ameren Missouri	Ameren Illinois
Investing:
Accrued capital expenditures, including nuclear fuel expenditures	$453	$284	$162	$380	$232	$134
Net realized and unrealized gain – nuclear decommissioning trust fund	57	57	—	103	103	—
Financing:
Issuance of common stock for stock-based compensation	$25	$—	$—	$16	$—	$—
Issuance of common stock under the DRPlus	7	—	—	7	—	—
Asset Retirement Obligations
The following table provides a reconciliation of the beginning and ending carrying amount of AROs for the six months ended June 30, 2025:

	Ameren Missouri		Ameren Illinois		Ameren
Balance at December 31, 2024	$823	(a)	$4	(b)	$827	(a)
Liabilities settled	(2)		—		(2)
Accretion	18	(c)	—		18	(c)
Balance at June 30, 2025	$839	(a)	$4	(b)	$843	(a)
(a)Balance included $5 million in “Other current liabilities” on the balance sheet as of both June 30, 2025, and December 31, 2024.
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
For the six months ended June 30, 2025 and 2024, excess tax benefits (deficiencies) associated with the settlement of stock-based compensation awards decreased income tax expense by $1 million and increased income tax expense by $1 million, respectively.
Deferred Compensation
At June 30, 2025, and December 31, 2024, the present value of benefits to be paid for deferred compensation obligations was $79 million and $79 million, respectively, which was primarily reflected in “Other deferred credits and liabilities” on Ameren’s consolidated balance sheet.
Operating Revenues
As of June 30, 2025 and 2024, our remaining performance obligations for contracts with a term greater than one year were immaterial. The Ameren Companies elected not to disclose the aggregate amount of the transaction price allocated to the performance obligations that are unsatisfied as of the end of the reporting period for contracts with an initial expected term of one year or less.
See Note 14 – Segment Information for disaggregated revenue information.

Excise Taxes
Ameren Missouri and Ameren Illinois collect from their customers excise taxes, including municipal and state excise taxes and gross receipts taxes that are levied on the sale or distribution of natural gas and electricity. The following table presents the excise taxes recorded on a gross basis in “Operating Revenues – Electric,” “Operating Revenues – Natural gas” and “Operating Expenses – Taxes other than income taxes” on the statements of income for the three and six months ended June 30, 2025 and 2024:

	Three Months		Six Months
	2025	2024	2025	2024
Ameren Missouri	$43	$41	$81	$76
Ameren Illinois	31	28	74	65
Ameren	$74	$69	$155	$141
Earnings per Share
The following table reconciles the basic weighted-average number of common shares outstanding to the diluted weighted-average number of common shares outstanding for the three and six months ended June 30, 2025 and 2024:

	Three Months		Six Months
	2025	2024	2025	2024
Weighted-average Common Shares Outstanding – Basic	270.3	266.7	270.1	266.5
Assumed settlement of performance share units and restricted stock units	0.8	0.1	0.9	0.3
Dilutive effect of forward sale agreements	0.5	—	0.5	—
Weighted-average Common Shares Outstanding – Diluted(a)	271.6	266.8	271.5	266.8
(a)There was an immaterial number of anti-dilutive performance share units excluded from the earnings per diluted share calculations for the three and six months ended June 30, 2025 and 2024. Outstanding forward sale agreements as of June 30, 2025 that were anti-dilutive for the three and six months ended June 30, 2025 were excluded from the earnings per diluted share calculation as calculated using the treasury stock method. The outstanding forward sale agreements as of June 30, 2024 were anti-dilutive for the three and six months ended June 30, 2024, and were excluded from the earnings per diluted share calculation as calculated using the treasury stock method. For additional information about the outstanding forward sale agreements, see Note 4 – Long-term Debt and Equity Financings.

NOTE 14 – SEGMENT INFORMATION
The following tables present revenues, net income attributable to common shareholders, and capital expenditures by segment at Ameren and Ameren Illinois for the three and six months ended June 30, 2025 and 2024. Ameren, Ameren Missouri, and Ameren Illinois management review segment capital expenditure information rather than any individual or total asset amount. For additional information about our segments, see Note 16 – Segment Information under Part II, Item 8, of the Form 10-K.
Ameren

	Ameren Missouri	Ameren Illinois Electric Distribution	Ameren Illinois Natural Gas	Ameren Transmission		Other	Intersegment Eliminations	Ameren
Three Months 2025:
External revenues	$1,332	$570	$158	$161		$—	$—	$2,221
Intersegment revenues	8	3	—	47		—	(58)	—
Revenue	1,340	573	158	208		—	(58)	2,221
Fuel and purchased power(a)	(614)	(223)	—	—		—	43	(794)
Natural gas purchased for resale(a)	(9)	—	(30)	—		—	—	(39)
Other operations and maintenance expenses(a)	(238)	(156)	(55)	(18)		(8)	15	(460)
Other segment items
Depreciation and amortization	(209)	(93)	(33)	(49)		(2)	—	(386)
Taxes other than income taxes	(89)	(20)	(16)	(3)		(3)	—	(131)
Other income, net	47	23	5	10		12	(1)	96
Interest charges	(70)	(26)	(16)	(29)		(47)	1	(187)
Income taxes (benefit)	(7)	(13)	(3)	(33)		13	—	(43)
Noncontrolling interests – preferred stock dividends	(1)	(1)	—	—		—	—	(2)
Net income (loss) attributable to Ameren common shareholders	150	64	10	86	(b)	(35)	—	275

Interest income	2	8	—	—		1	(1)	10
Capital expenditures	667	153	88	158		3	(3)	1,066
Three Months 2024:
External revenues	$879	$509	$148	$157		$—	$—	$1,693
Intersegment revenues	9	—	—	34		—	(43)	—
Revenue	888	509	148	191		—	(43)	1,693
Fuel and purchased power(a)	(189)	(168)	—	—		—	30	(327)
Natural gas purchased for resale(a)	(9)	—	(24)	—		—	—	(33)
Other operations and maintenance expenses(a)	(247)	(153)	(59)	(16)		(3)	13	(465)
Other segment items
Depreciation and amortization	(208)	(93)	(33)	(40)		(2)	—	(376)
Taxes other than income taxes	(91)	(19)	(15)	(2)		(4)	—	(131)
Other income, net	49	27	7	4		18	(2)	103
Interest charges	(63)	(26)	(15)	(29)		(34)	2	(165)
Income taxes (benefit)	(1)	(15)	(3)	(29)		9	—	(39)
Noncontrolling interests – preferred stock dividends	(1)	(1)	—	—		—	—	(2)
Net income (loss) attributable to Ameren common shareholders	128	61	6	79	(b)	(16)	—	258

Interest income	3	9	—	1		2	(2)	13
Capital expenditures	638	132	59	175		2	(4)	1,002

	Ameren Missouri	Ameren Illinois Electric Distribution	Ameren Illinois Natural Gas	Ameren Transmission		Other	Intersegment Eliminations	Ameren
Six Months 2025:
External revenues	$2,282	$1,140	$569	$327		$—	$—	$4,318
Intersegment revenues	15	5	—	91		—	(111)	—
Revenue	2,297	1,145	569	418		—	(111)	4,318
Fuel and purchased power(a)	(944)	(435)	—	—		—	83	(1,296)
Natural gas purchased for resale(a)	(39)	—	(169)	—		—	—	(208)
Other operations and maintenance expenses(a)	(488)	(322)	(110)	(37)		(16)	28	(945)
Other segment items
Depreciation and amortization	(403)	(184)	(65)	(97)		(4)	—	(753)
Taxes other than income taxes	(178)	(41)	(45)	(4)		(7)	—	(275)
Other income, net	90	46	10	17		20	(2)	181
Interest charges	(130)	(52)	(31)	(58)		(93)	2	(362)
Income (taxes) benefit	(11)	(29)	(41)	(64)		52	—	(93)
Noncontrolling interests – preferred stock dividends	(2)	(1)	—	—		—	—	(3)
Net income (loss) attributable to Ameren common shareholders	192	127	118	175	(b)	(48)	—	564

Interest income	4	16	—	1		2	(2)	21
Capital expenditures	1,325	320	147	331		5	2	2,130
Six Months 2024:
External revenues	$1,647	$1,015	$539	$308		$—	$—	$3,509
Intersegment revenues	16	—	—	68		—	(84)	—
Revenue	1,663	1,015	539	376		—	(84)	3,509
Fuel and purchased power(a)	(355)	(360)	—	—		—	60	(655)
Natural gas purchased for resale(a)	(37)	—	(147)	—		—	—	(184)
Other operations and maintenance expenses(a)	(501)	(289)	(117)	(35)		(17)	24	(935)
Other segment items
Depreciation and amortization	(403)	(186)	(66)	(79)		(3)	—	(737)
Taxes other than income taxes	(178)	(36)	(41)	(4)		(7)	—	(266)
Other income, net	93	49	14	6		38	(8)	192
Interest charges	(125)	(48)	(30)	(58)		(66)	8	(319)
Income (taxes) benefit	(2)	(27)	(40)	(55)		41	—	(83)
Noncontrolling interests – preferred stock dividends	(2)	(1)	—	—		—	—	(3)
Net income (loss) attributable to Ameren common shareholders	153	117	112	151	(b)	(14)	—	519

Interest income	5	15	—	1		8	(8)	21
Capital expenditures	1,104	316	119	341		4	8	1,892
(a)Significant segment expense that is regularly provided to the CODMs. Intersegment expenses are included within the amounts shown.
(b)Ameren Transmission earnings reflect an allocation of financing costs from Ameren (parent).

Ameren Illinois

	Ameren Illinois Electric Distribution	Ameren Illinois Natural Gas	Ameren Illinois Transmission	Intersegment Eliminations	Ameren Illinois
Three Months 2025:
External revenues	$573	$158	$112	$—	$843
Intersegment revenues	—	—	40	(40)	—
Revenue	573	158	152	(40)	843
Purchased power(a)	(223)	—	—	40	(183)
Natural gas purchased for resale(a)	—	(30)	—	—	(30)
Other operations and maintenance expenses(a)	(156)	(55)	(14)	—	(225)
Other segment items
Depreciation and amortization	(93)	(33)	(37)	—	(163)
Taxes other than income taxes	(20)	(16)	(1)	—	(37)
Other income, net	23	5	9	—	37
Interest charges	(26)	(16)	(21)	—	(63)
Income taxes	(13)	(3)	(25)	—	(41)
Noncontrolling interests – preferred stock dividends	(1)	—	—	—	(1)
Net income available to common shareholder	64	10	63	—	137

Interest income	8	—	—	—	8
Capital expenditures	153	88	138	—	379
Three Months 2024:
External revenues	$509	$148	$109	$—	$766
Intersegment revenues	—	—	27	(27)	—
Revenue	509	148	136	(27)	766
Purchased power(a)	(168)	—	—	27	(141)
Natural gas purchased for resale(a)	—	(24)	—	—	(24)
Other operations and maintenance expenses(a)	(153)	(59)	(12)	—	(224)
Other segment items
Depreciation and amortization	(93)	(33)	(28)	—	(154)
Taxes other than income taxes	(19)	(15)	(1)	—	(35)
Other income, net	27	7	3	—	37
Interest charges	(26)	(15)	(19)	—	(60)
Income taxes	(15)	(3)	(22)	—	(40)
Noncontrolling interests – preferred stock dividends	(1)	—	—	—	(1)
Net income available to common shareholder	61	6	57	—	124

Interest income	9	—	—	—	9
Capital expenditures	132	59	153	—	344

	Ameren Illinois Electric Distribution	Ameren Illinois Natural Gas	Ameren Illinois Transmission	Intersegment Eliminations	Ameren Illinois
Six Months 2025:
External revenues	$1,145	$569	$229	$—	$1,943
Intersegment revenues	—	—	77	(77)	—
Revenue	1,145	569	306	(77)	1,943
Purchased power(a)	(435)	—	—	77	(358)
Natural gas purchased for resale(a)	—	(169)	—	—	(169)
Other operations and maintenance expenses(a)	(322)	(110)	(29)	—	(461)
Other segment items
Depreciation and amortization	(184)	(65)	(73)	—	(322)
Taxes other than income taxes	(41)	(45)	(2)	—	(88)
Other income, net	46	10	15	—	71
Interest charges	(52)	(31)	(42)	—	(125)
Income taxes	(29)	(41)	(47)	—	(117)
Noncontrolling interests – preferred stock dividends	(1)	—	—	—	(1)
Net income available to common shareholder	127	118	128	—	373

Interest income	16	—	1	—	17
Capital expenditures	320	147	275	—	742
Six Months 2024:
External revenues	$1,015	$539	$212	$—	$1,766
Intersegment revenues	—	—	55	(55)	—
Revenue	1,015	539	267	(55)	1,766
Purchased power(a)	(360)	—	—	55	(305)
Natural gas purchased for resale(a)	—	(147)	—	—	(147)
Other operations and maintenance expenses(a)	(289)	(117)	(28)	—	(434)
Other segment items
Depreciation and amortization	(186)	(66)	(55)	—	(307)
Taxes other than income taxes	(36)	(41)	(2)	—	(79)
Other income, net	49	14	5	—	68
Interest charges	(48)	(30)	(37)	—	(115)
Income taxes	(27)	(40)	(40)	—	(107)
Noncontrolling interests – preferred stock dividends	(1)	—	—	—	(1)
Net income available to common shareholder	117	112	110	—	339

Interest income	15	—	—	—	15
Capital expenditures	316	119	282	—	717
(a)Significant segment expense that is regularly provided to the CODMs. Intersegment expenses are included within the amounts shown.
The following tables present disaggregated revenues by segment at Ameren and Ameren Illinois for the three and six months ended June 30, 2025 and 2024. Economic factors affect the nature, timing, amount, and uncertainty of revenues and cash flows in a similar manner across customer classes. Revenues from alternative revenue programs have a similar distribution among customer classes as revenues from contracts with customers. Other revenues not associated with contracts with customers are presented in the Other customer classification, along with electric transmission, off-system sales, and capacity revenues.
Ameren

	Ameren Missouri	Ameren Illinois Electric Distribution		Ameren Illinois Natural Gas	Ameren Transmission	Intersegment Eliminations	Ameren
Three Months 2025:
Residential	$405	$321		$—	$—	$—	$726
Commercial	344	181		—	—	—	525
Industrial	84	48		—	—	—	132
Other	482	23		—	208	(58)	655
Total electric revenues	$1,315	$573		$—	$208	$(58)	$2,038
Residential	$13	$—		$107	$—	$—	$120
Commercial	5	—		28	—	—	33
Industrial	1	—		3	—	—	4
Other	6	—		20	—	—	26
Total natural gas revenues	$25	$—		$158	$—	$—	$183
Total revenues(a)	$1,340	$573		$158	$208	$(58)	$2,221
Three Months 2024:
Residential	$395	$311		$—	$—	$—	$706
Commercial	324	163		—	—	—	487
Industrial	77	47		—	—	—	124
Other	68	(12)	(b)	—	191	(43)	204
Total electric revenues	$864	$509		$—	$191	$(43)	$1,521
Residential	$13	$—		$102	$—	$—	$115
Commercial	5	—		24	—	—	29
Industrial	1	—		1	—	—	2
Other	5	—		21	—	—	26
Total natural gas revenues	$24	$—		$148	$—	$—	$172
Total revenues(a)	$888	$509		$148	$191	$(43)	$1,693
Six Months 2025:
Residential	$781	$663		$—	$—	$—	$1,444
Commercial	617	361		—	—	—	978
Industrial	150	98		—	—	—	248
Other	660	23		—	418	(111)	990
Total electric revenues	$2,208	$1,145		$—	$418	$(111)	$3,660
Residential	$56	$—		$416	$—	$—	$472
Commercial	24	—		105	—	—	129
Industrial	3	—		7	—	—	10
Other	6	—		41	—	—	47
Total natural gas revenues	$89	$—		$569	$—	$—	$658
Total revenues(a)	$2,297	$1,145		$569	$418	$(111)	$4,318
Six Months 2024:
Residential	$736	$608		$—	$—	$—	$1,344
Commercial	583	328		—	—	—	911
Industrial	138	92		—	—	—	230
Other	121	(13)	(b)	—	376	(84)	400
Total electric revenues	$1,578	$1,015		$—	$376	$(84)	$2,885
Residential	$53	$—		$389	$—	$—	$442
Commercial	21	—		92	—	—	113
Industrial	3	—		5	—	—	8
Other	8	—		53	—	—	61
Total natural gas revenues	$85	$—		$539	$—	$—	$624
Total revenues(a)	$1,663	$1,015		$539	$376	$(84)	$3,509
(a)The following table presents increases/(decreases) in revenues from alternative revenue programs and other revenues not from contracts with customers for the three and six months ended June 30, 2025 and 2024:

	Ameren Missouri	Ameren Illinois Electric Distribution	Ameren Illinois Natural Gas	Ameren Transmission	Intersegment Eliminations	Ameren
Three Months 2025:
Revenues from alternative revenue programs	$1	$(8)	$1	$(8)	$—	$(14)
Other revenues not from contracts with customers	2	5	1	—	(4)	4
Three Months 2024:
Revenues from alternative revenue programs	$(1)	$22	$—	$4	$—	$25
Other revenues not from contracts with customers	1	1	1	—	—	3
Six Months 2025:
Revenues from alternative revenue programs	$(4)	$13	$4	$(9)	$—	$4
Other revenues not from contracts with customers	3	8	2	—	(4)	9
Six Months 2024:
Revenues from alternative revenue programs	$(7)	$61	$19	$13	$—	$86
Other revenues not from contracts with customers	2	3	2	—	—	7
(b)Includes over-recoveries of various riders.
Ameren Illinois

	Ameren Illinois Electric Distribution		Ameren Illinois Natural Gas	Ameren Illinois Transmission	Intersegment Eliminations	Ameren Illinois
Three Months 2025:
Residential	$321		$107	$—	$—	$428
Commercial	181		28	—	—	209
Industrial	48		3	—	—	51
Other	23		20	152	(40)	155
Total revenues(a)	$573		$158	$152	$(40)	$843
Three Months 2024:
Residential	$311		$102	$—	$—	$413
Commercial	163		24	—	—	187
Industrial	47		1	—	—	48
Other	(12)	(b)	21	136	(27)	118
Total revenues(a)	$509		$148	$136	$(27)	$766
Six Months 2025:
Residential	$663		$416	$—	$—	$1,079
Commercial	361		105	—	—	466
Industrial	98		7	—	—	105
Other	23		41	306	(77)	293
Total revenues(a)	$1,145		$569	$306	$(77)	$1,943
Six Months 2024:
Residential	$608		$389	$—	$—	$997
Commercial	328		92	—	—	420
Industrial	92		5	—	—	97
Other	(13)	(b)	53	267	(55)	252
Total revenues(a)	$1,015		$539	$267	$(55)	$1,766

(a)The following table presents increases/(decreases) in revenues from alternative revenue programs and other revenues not from contracts with customers for the Ameren Illinois segments for the three and six months ended June 30, 2025 and 2024:

	Ameren Illinois Electric Distribution	Ameren Illinois Natural Gas	Ameren Illinois Transmission	Ameren Illinois
Three Months 2025:
Revenues from alternative revenue programs	$(8)	$1	$(7)	$(14)
Other revenues not from contracts with customers	5	1	—	6
Three Months 2024:
Revenues from alternative revenue programs	$22	$—	$2	$24
Other revenues not from contracts with customers	1	1	—	2
Six Months 2025:
Revenues from alternative revenue programs	$13	$4	$(8)	$9
Other revenues not from contracts with customers	8	2	—	10
Six Months 2024:
Revenues from alternative revenue programs	$61	$19	$10	$90
Other revenues not from contracts with customers	3	2	—	5
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
OVERVIEW
Net income attributable to Ameren common shareholders in the three months ended June 30, 2025, was $275 million, or $1.01 per diluted share, compared with $258 million, or $0.97 per diluted share, in the year-ago period. Net income attributable to Ameren common shareholders in the six months ended June 30, 2025, was $564 million, or $2.08 per diluted share, compared with $519 million, or $1.95 per diluted share, in the year-ago period. Net income was favorably affected for the three and six months ended June 30, 2025, by increased base rate revenues at Ameren Missouri effective June 1, 2025, pursuant to the April 2025 MoPSC electric rate order, increased deferral of financing costs related to rate base investments associated with the PISA and RESRAM at Ameren Missouri, and increased infrastructure investments at Ameren Transmission and Ameren Illinois Electric Distribution. Earnings were also favorably affected for the three and six months ended June 30, 2025, by a higher allowance for equity funds used during construction at Ameren Transmission, primarily resulting from a decreased level of short-term borrowings included in the calculation and higher average construction work in progress balances. Earnings were favorably affected in the six months ended June 30, 2025, by decreased other operations and maintenance expenses not subject to formula rates, riders, or trackers, largely because of the absence in 2025 of an Ameren Missouri charge related to the resolution of outstanding claims in the NSR and Clean Air Act litigation associated with the Rush Island Energy Center, partially offset by higher Ameren Missouri storm expenses in 2025. Additionally, earnings were favorably affected in the six months ended June 30, 2025, by increased retail electric sales volumes at Ameren Missouri, primarily due to colder winter temperatures in 2025. Net income was unfavorably affected for the three and six months ended June 30, 2025, by increased financing costs, primarily resulting from higher short-term debt balances at Ameren (parent) and higher interest rates on higher debt balances at Ameren Missouri. Additionally, earnings were unfavorably affected in the three months ended June 30, 2025, due to decreased retail electric sales volumes at Ameren Missouri as a result of milder spring and early summer temperatures, when compared to the year-ago period.
Ameren’s strategic plan includes investing in rate-regulated energy infrastructure, enhancing regulatory frameworks and advocating for responsible policies, and optimizing operating performance to capitalize on opportunities to benefit our customers, communities, shareholders, and the environment. Ameren remains focused on disciplined cost management and strategic capital allocation. Ameren invested $2.1 billion in its rate-regulated businesses in the six months ended June 30, 2025.
In April 2025, Missouri Senate Bill 4 was enacted and will become effective in late August 2025. The law includes certain provisions that affect the regulation of Ameren Missouri’s electric and natural gas businesses. These provisions create modifications to the PISA and integrated resource planning, allow the MoPSC to authorize inclusion of construction work in progress in rate base for new natural gas-fired generation facilities and new generation facilities approved through integrated resource planning, and allow natural gas utilities to file regulatory rate reviews using a future test year, among other things.
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
In May 2025, Ameren Missouri filed a request with the MoPSC to modify its existing large primary service tariff to require customers requesting 100 MW or more of demand and who are served at transmission level voltage to comply with additional tariff terms. The additional terms include a minimum service term of 15 years, minimum demand charges of 70% of contracted capacity, customer exit terms and fees, and customer credit and collateral requirements, among other terms. In addition, new customer programs would be available under this tariff, which allows customers to support renewable generation, battery storage, or nuclear generation through incremental payments. A decision by the MoPSC is expected by February 2026.
In June 2025, Ameren Missouri filed for a CCN with the MoPSC to construct the Big Hollow Natural Gas (800-MW facility) and the Big Hollow Battery Energy Storage (400-MW facility) projects, with a decision by the MoPSC expected in the first half of 2026.
In July 2025, the MoPSC issued an order in Ameren Missouri’s 2024 natural gas delivery service regulatory rate review, approving a unanimous stipulation and agreement. The order authorizes an increase of $32 million to Ameren Missouri’s annual revenue requirement for natural gas delivery service, effective September 1, 2025. The order did not explicitly specify an ROE, capital structure, rate base, or any rate base disallowances. The order provides for the continued use of all of Ameren Missouri’s existing riders and trackers.
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
In December 2024, the ICC issued an order in connection with a revised Grid Plan and a revised MYRP filed by Ameren Illinois in March 2024, approving revenue requirements for electric distribution services for 2024 through 2027 of $1,206 million, $1,287 million, $1,367 million, and $1,421 million, respectively. Rate changes consistent with the December 2024 order became effective in December 2024. In March 2025, Ameren Illinois filed an appeal of the ICC’s December 2024 order to the Illinois Appellate Court for the Fifth Judicial District to revise the allowed ROE and to include an asset associated with other postretirement benefits in the rate base, among other things. In addition, Ameren Illinois filed an appeal related to orders issued by the ICC in December 2023 and June 2024 related to the MYRP proceeding. The appellate court is under no deadline to address the appeals.
In April 2025, Ameren Illinois filed for a reconciliation adjustment to its 2024 electric distribution service revenue requirement with the ICC. In July 2025, Ameren Illinois filed a revised reconciliation adjustment, requesting recovery of $60 million. The adjustment reflects Ameren Illinois’ actual 2024 recoverable costs, 2024 year-end rate base, and a capital structure composed of 50% common equity. In July 2025, the ICC staff submitted its calculation of the reconciliation adjustment, recommending recovery of $49 million. The ICC staff’s recommendation excluded an asset associated with other postretirement benefits from the rate base. An ICC decision in this proceeding is required by December 2025, and any approved adjustment would be collected from customers in 2026.
In January 2025, Ameren Illinois filed a request with the ICC seeking approval to increase its annual revenues for natural gas delivery service. In July 2025, Ameren Illinois filed a revised request seeking to increase its annual revenues by $135 million. The request is based on a 10.7% ROE, a capital structure composed of 52% common equity, and a rate base of $3.3 billion. In July 2025, the ICC staff recommended an increase to annual revenues for natural gas delivery service of $103 million. The recommendation is based on a 9.93% ROE, a capital structure composed of 50% common equity, and a rate base of $3.2 billion. In addition, in July 2025, the Illinois Attorney General's office recommended an increase to annual revenues for natural gas delivery service of $55 million, based on a 9.45% ROE, a capital structure composed of 50% common equity, and a rate base of $3.0 billion. A decision by the ICC in this proceeding is required by early December 2025, with new rates expected to be effective in December 2025.
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
In May 2025, Ameren Illinois filed its annual electric energy-efficiency formula rate update to increase its rates by $12 million with the ICC. An ICC decision in this proceeding is required by December 2025, with new rates effective in January 2026.
In October 2024, the FERC issued an order, which decreased the allowed base ROE for FERC-regulated transmission rate base under the MISO tariff from 10.02% to 9.98% and required refunds, with interest, for the periods from November 2013 to February 2015 and from late September 2016 forward. In November 2024, the MISO transmission owners, including Ameren Missouri, Ameren Illinois, and ATXI, filed a request for rehearing with the FERC, arguing, among other things, the FERC should not have ordered refunds back to September 2016 or imposed interest on those refunds. Also in November 2024, another intervenor filed a request for rehearing with the FERC, requesting the FERC change aspects of the ROE methodology used in the October 2024 order and reconsider its decision in a February 2015 complaint case to deny refunds for the period from February 2015 to May 2016. In January 2025, the MISO transmission owners, including Ameren Missouri, Ameren Illinois, and ATXI, filed an appeal of the October 2024 order to the United States Court of Appeals for the District of Columbia Circuit. In March 2025, the FERC issued an order rejecting all rehearing requests. In April 2025, the MISO transmission owners, including Ameren Missouri, Ameren Illinois, and ATXI, filed an appeal of the March 2025 order to the United States Court of Appeals for the District of Columbia Circuit.
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

Earnings Summary
The following table presents a summary of Ameren’s earnings for the three and six months ended June 30, 2025 and 2024:

	Three Months		Six Months
	2025	2024	2025	2024
Net income attributable to Ameren common shareholders	$275	$258	$564	$519
Earnings per common share – diluted	1.01	0.97	2.08	1.95
Net income attributable to Ameren common shareholders increased $17 million and earnings per diluted share increased 4 cents in the three months ended June 30, 2025, compared with the year-ago period. The increase was due to net income increases of $22 million, $7 million, $4 million, and $3 million at Ameren Missouri, Ameren Transmission, Ameren Illinois Natural Gas, and Ameren Illinois Electric Distribution, respectively. These increases were partially offset by an increase in net loss of $16 million for activity not reported as part of a segment, primarily at Ameren (parent).
Net income attributable to Ameren common shareholders increased $45 million and earnings per diluted share increased 13 cents in the six months ended June 30, 2025, compared with the year-ago period. The increase was due to net income increases of $39 million, $24 million, $10 million, and $6 million at Ameren Missouri, Ameren Transmission, Ameren Illinois Electric Distribution, and Ameren Illinois Natural Gas, respectively. These increases were partially offset by an increase in net loss of $31 million for activity not reported as part of a segment, primarily at Ameren (parent).
Earnings per diluted share were favorably affected in the three and six months ended June 30, 2025, compared to the year-ago periods (except where a specific period is referenced), by:
•decreased interest charges resulting from higher deferrals related to infrastructure investments associated with the PISA and RESRAM and increased base rate revenues for the inclusion of previously deferred interest charges pursuant to the April 2025 MoPSC electric rate order (4 cents and 9 cents per share, respectively);
•increased base rate revenues at Ameren Missouri effective June 1, 2025, pursuant to the April 2025 MoPSC electric rate order and a lower base level of expenses, partially offset by financing costs otherwise recoverable under the PISA and RESRAM, depreciation and amortization on property, plant, and equipment previously eligible for deferral under the PISA and RESRAM, and the net recovery for amounts associated with the reduction in sales volumes resulting from MEEIA programs (8 cents per share for both periods);
•increased rate base investments at Ameren Transmission and Ameren Illinois Electric Distribution (2 cents and 6 cents per share, respectively);
•a higher allowance for equity funds used during construction at Ameren Transmission, primarily resulting from a decreased level of short-term borrowings included in the calculation and higher average construction work in progress balances (3 cents and 5 cents per share, respectively);
•decreased other operations and maintenance expenses not subject to formula rates, riders, or trackers, excluding the effects of storm expenses, primarily due to the absence in 2025 of a charge at Ameren Missouri related to the NSR and Clean Air Act litigation associated with the Rush Island Energy Center (4 cents per share in the six months ended June 30, 2025); and
•increased retail electric sales volumes at Ameren Missouri, excluding customer energy-efficiency programs, primarily due to colder winter temperatures in 2025 compared to the prior-year period (estimated at 2 cents per share for the six months ended June 30, 2025).
Earnings per diluted share were unfavorably affected in the three and six months ended June 30, 2025, compared to the year-ago periods (except where a specific period is referenced), by:
•increased financing costs primarily due to higher short-term and long-term debt balances at Ameren (parent), and higher interest rates on higher debt balances at Ameren Missouri (6 cents and 14 cents per share, respectively);
•decreased retail electric sales volumes at Ameren Missouri, excluding customer energy-efficiency programs, primarily due to milder spring and early summer temperatures in 2025 compared to the prior-year period (estimated at 4 cents per share for the three months ended June 30, 2025); and
•increased weighted-average basic common shares outstanding resulting from issuances of common shares (2 cents and 3 cents per share, respectively).
The cents per share variances above are presented based on the weighted-average basic common shares outstanding in the three and six months ended June 30, 2024, and do not reflect the impact of dilution on earnings per share, unless otherwise noted. The amounts above other than variances related to income taxes have been presented net of income taxes using Ameren’s 2025 blended federal and state statutory tax rate of 26%. For additional details regarding the Ameren Companies’ results of operations, including explanations of Operating Revenues for both Electric Revenues and Natural Gas Revenues; Fuel and Purchased Power Expenses; Other Operations and Maintenance

Expenses; Depreciation and Amortization Expenses; Taxes Other Than Income Taxes; Other Income, Net; Interest Charges; and Income Taxes, see the major headings below.
Below is Ameren’s table of income statement components by segment for the three and six months ended June 30, 2025 and 2024:

	Ameren Missouri	Ameren Illinois Electric Distribution	Ameren Illinois Natural Gas	Ameren Transmission	Other / Intersegment Eliminations	Ameren
Three Months 2025:
Electric revenues	$1,315	$573	$—	$208	$(58)	$2,038
Natural gas revenues	25	—	158	—	—	183
Fuel and purchased power	(614)	(223)	—	—	43	(794)
Natural gas purchased for resale	(9)	—	(30)	—	—	(39)
Other operations and maintenance expenses	(238)	(156)	(55)	(18)	7	(460)
Depreciation and amortization expenses	(209)	(93)	(33)	(49)	(2)	(386)
Taxes other than income taxes	(89)	(20)	(16)	(3)	(3)	(131)
Operating income (loss)	181	81	24	138	(13)	411
Other income, net	47	23	5	10	11	96
Interest charges	(70)	(26)	(16)	(29)	(46)	(187)
Income (taxes) benefit	(7)	(13)	(3)	(33)	13	(43)
Net income (loss)	151	65	10	86	(35)	277
Noncontrolling interests – preferred stock dividends	(1)	(1)	—	—	—	(2)
Net income (loss) attributable to Ameren common shareholders	$150	$64	$10	$86	$(35)	$275
Three Months 2024:
Electric revenues	$864	$509	$—	$191	$(43)	$1,521
Natural gas revenues	24	—	148	—	—	172
Fuel and purchased power	(189)	(168)	—	—	30	(327)
Natural gas purchased for resale	(9)	—	(24)	—	—	(33)
Other operations and maintenance expenses	(247)	(153)	(59)	(16)	10	(465)
Depreciation and amortization expenses	(208)	(93)	(33)	(40)	(2)	(376)
Taxes other than income taxes	(91)	(19)	(15)	(2)	(4)	(131)
Operating income (loss)	144	76	17	133	(9)	361
Other income, net	49	27	7	4	16	103
Interest charges	(63)	(26)	(15)	(29)	(32)	(165)
Income (taxes) benefit	(1)	(15)	(3)	(29)	9	(39)
Net income (loss)	129	62	6	79	(16)	260
Noncontrolling interests – preferred stock dividends	(1)	(1)	—	—	—	(2)
Net income (loss) attributable to Ameren common shareholders	$128	$61	$6	$79	$(16)	$258

	Ameren Missouri	Ameren Illinois Electric Distribution	Ameren Illinois Natural Gas	Ameren Transmission	Other / Intersegment Eliminations	Ameren
Six Months 2025:
Electric revenues	$2,208	$1,145	$—	$418	$(111)	$3,660
Natural gas revenues	89	—	569	—	—	658
Fuel and purchased power	(944)	(435)	—	—	83	(1,296)
Natural gas purchased for resale	(39)	—	(169)	—	—	(208)
Other operations and maintenance expenses	(488)	(322)	(110)	(37)	12	(945)
Depreciation and amortization expenses	(403)	(184)	(65)	(97)	(4)	(753)
Taxes other than income taxes	(178)	(41)	(45)	(4)	(7)	(275)
Operating income (loss)	245	163	180	280	(27)	841
Other income, net	90	46	10	17	18	181
Interest charges	(130)	(52)	(31)	(58)	(91)	(362)
Income (taxes) benefit	(11)	(29)	(41)	(64)	52	(93)
Net income (loss)	194	128	118	175	(48)	567
Noncontrolling interests – preferred stock dividends	(2)	(1)	—	—	—	(3)
Net income (loss) attributable to Ameren common shareholders	$192	$127	$118	$175	$(48)	$564
Six Months 2024:
Electric revenues	$1,578	$1,015	$—	$376	$(84)	$2,885
Natural gas revenues	85	—	539	—	—	624
Fuel and purchased power	(355)	(360)	—	—	60	(655)
Natural gas purchased for resale	(37)	—	(147)	—	—	(184)
Other operations and maintenance expenses	(501)	(289)	(117)	(35)	7	(935)
Depreciation and amortization expenses	(403)	(186)	(66)	(79)	(3)	(737)
Taxes other than income taxes	(178)	(36)	(41)	(4)	(7)	(266)
Operating income (loss)	189	144	168	258	(27)	732
Other income, net	93	49	14	6	30	192
Interest charges	(125)	(48)	(30)	(58)	(58)	(319)
Income (taxes) benefit	(2)	(27)	(40)	(55)	41	(83)
Net income (loss)	155	118	112	151	(14)	522
Noncontrolling interests – preferred stock dividends	(2)	(1)	—	—	—	(3)
Net income (loss) attributable to Ameren common shareholders	$153	$117	$112	$151	$(14)	$519

Below is Ameren Illinois’ table of income statement components by segment for the three and six months ended June 30, 2025 and 2024:

	Ameren Illinois Electric Distribution	Ameren Illinois Natural Gas	Ameren Illinois Transmission	Other / Intersegment Eliminations	Ameren Illinois
Three Months 2025:
Electric revenues	$573	$—	$152	$(40)	$685
Natural gas revenues	—	158	—	—	158
Purchased power	(223)	—	—	40	(183)
Natural gas purchased for resale	—	(30)	—	—	(30)
Other operations and maintenance expenses	(156)	(55)	(14)	—	(225)
Depreciation and amortization expenses	(93)	(33)	(37)	—	(163)
Taxes other than income taxes	(20)	(16)	(1)	—	(37)
Operating income	81	24	100	—	205
Other income, net	23	5	9	—	37
Interest charges	(26)	(16)	(21)	—	(63)
Income taxes	(13)	(3)	(25)	—	(41)
Net income	65	10	63	—	138
Preferred stock dividends	(1)	—	—	—	(1)
Net income attributable to common shareholder	$64	$10	$63	$—	$137
Three Months 2024:
Electric revenues	$509	$—	$136	$(27)	$618
Natural gas revenues	—	148	—	—	148
Purchased power	(168)	—	—	27	(141)
Natural gas purchased for resale	—	(24)	—	—	(24)
Other operations and maintenance expenses	(153)	(59)	(12)	—	(224)
Depreciation and amortization expenses	(93)	(33)	(28)	—	(154)
Taxes other than income taxes	(19)	(15)	(1)	—	(35)
Operating income	76	17	95	—	188
Other income, net	27	7	3	—	37
Interest charges	(26)	(15)	(19)	—	(60)
Income taxes	(15)	(3)	(22)	—	(40)
Net income	62	6	57	—	125
Preferred stock dividends	(1)	—	—	—	(1)
Net income attributable to common shareholder	$61	$6	$57	$—	$124
Six Months 2025:
Electric revenues	$1,145	$—	$306	$(77)	$1,374
Natural gas revenues	—	569	—	—	569
Purchased power	(435)	—	—	77	(358)
Natural gas purchased for resale	—	(169)	—	—	(169)
Other operations and maintenance expenses	(322)	(110)	(29)	—	(461)
Depreciation and amortization expenses	(184)	(65)	(73)	—	(322)
Taxes other than income taxes	(41)	(45)	(2)	—	(88)
Operating income	163	180	202	—	545
Other income, net	46	10	15	—	71
Interest charges	(52)	(31)	(42)	—	(125)
Income taxes	(29)	(41)	(47)	—	(117)
Net income	128	118	128	—	374
Preferred stock dividends	(1)	—	—	—	(1)
Net income attributable to common shareholder	$127	$118	$128	$—	$373

	Ameren Illinois Electric Distribution	Ameren Illinois Natural Gas	Ameren Illinois Transmission	Other / Intersegment Eliminations	Ameren Illinois
Six Months 2024:
Electric revenues	$1,015	$—	$267	$(55)	$1,227
Natural gas revenues	—	539	—	—	539
Purchased power	(360)	—	—	55	(305)
Natural gas purchased for resale	—	(147)	—	—	(147)
Other operations and maintenance expenses	(289)	(117)	(28)	—	(434)
Depreciation and amortization expenses	(186)	(66)	(55)	—	(307)
Taxes other than income taxes	(36)	(41)	(2)	—	(79)
Operating income	144	168	182	—	494
Other income, net	49	14	5	—	68
Interest charges	(48)	(30)	(37)	—	(115)
Income taxes	(27)	(40)	(40)	—	(107)
Net income	118	112	110	—	340
Preferred stock dividends	(1)	—	—	—	(1)
Net income attributable to common shareholder	$117	$112	$110	$—	$339

Operating Revenues
The following table presents the increases (decreases) by Ameren segment for electric and natural gas revenues for the three and six months ended June 30, 2025, compared with the year-ago periods:

Three Months	Ameren Missouri	Ameren Illinois Electric Distribution	Ameren Illinois Natural Gas	Ameren Transmission(a)	Other /Intersegment Eliminations	Ameren
Electric revenue change:
Base rates (estimate)(b)	$44	$9	$—	$17	$—	$70
Effect of weather (estimate)(c)	(27)	—	—	—	—	(27)
Retail sales volumes and changes in customer usage patterns (excluding the estimated effects of weather and MEEIA)	13	—	—	—	—	13
Transmission service charges (not included in the FAC)	1	—	—	—	—	1
Off-system sales, capacity, transmission, and FAC revenues, net	435	—	—	—	—	435
Ameren Illinois energy-efficiency program investment revenues	—	(1)	—	—	—	(1)
Rush Island Energy Center base rate revenue deferral	(9)	—	—	—	—	(9)
Securitized utility tariff bond surcharges	11	—	—	—	—	11
RESRAM(d)	(9)	—	—	—	—	(9)
Other	2	4	—	—	(2)	4
Cost recovery mechanisms – offset in fuel and purchased power(e)	(6)	55	—	—	(13)	36
Other cost recovery mechanisms(f)	(4)	(3)	—	—	—	(7)
Total electric revenue change	$451	$64	$—	$17	$(15)	$517
Natural gas revenue change:
Effect of weather (estimate)(c)	2	—	—	—	—	2
VBA	—	—	6	—	—	6
Other	—	—	(2)	—	—	(2)
Cost recovery mechanisms – offset in natural gas purchased for resale(e)	(1)	—	6	—	—	5
Total natural gas revenue change	$1	$—	$10	$—	$—	$11
Six Months
Electric revenue change:
Base rates (estimate)(b)	$44	$31	$—	$42	$—	$117
Effect of weather (estimate)(c)	11	—	—	—	—	11
Transmission service charges (not included in the FAC)	2	—	—	—	—	2
Off-system sales, capacity, and FAC revenues, net	599	—	—	—	—	599
Ameren Illinois energy-efficiency program investment revenues	—	4	—	—	—	4
Rush Island Energy Center base rate revenue deferral	(26)	—	—	—	—	(26)
Securitized utility tariff bond surcharges	24	—	—	—	—	24
RESRAM(d)	(7)	—	—	—	—	(7)
Other	4	9	—	—	(4)	9
Cost recovery mechanisms – offset in fuel and purchased power(e)	(18)	75	—	—	(23)	34
Other cost recovery mechanisms(f)	(3)	11	—	—	—	8
Total electric revenue change	$630	$130	$—	$42	$(27)	$775
Natural gas revenue change:
Effect of weather (estimate)(c)	9	—	—	—	—	9
VBA	—	—	6	—	—	6
Other	—	—	1	—	—	1
Cost recovery mechanisms – offset in natural gas purchased for resale(e)	(5)	—	22	—	—	17
Other cost recovery mechanisms(f)	—	—	1	—	—	1
Total natural gas revenue change	$4	$—	$30	$—	$—	$34
(a)Includes an increase in transmission revenues of $16 million and $39 million at Ameren Illinois for the three and six months ended June 30, 2025, respectively, compared with the year-ago periods.
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
(d)Changes in RESRAM revenues are largely offset in “Fuel and purchased power,” “Other operations and maintenance,” “Depreciation and amortization,” “Taxes other than income taxes,” or “Income taxes” on the statement of income.

(e)Electric and natural gas revenue changes are offset by corresponding changes in “Fuel and purchased power” and “Natural gas purchased for resale” on the statement of income. For the three and six months ended June 30, 2025, activity in Other/Intersegment Eliminations of $13 million and $23 million, respectively, was due primarily to the changes in Ameren Transmission revenue from transmission services provided to Ameren Illinois Electric Distribution (-$13 million and -$22 million, respectively). See Note 14 – Segment Information under Part I, Item 1, of this report for additional information on intersegment eliminations. These items have no overall impact on earnings.
(f)Offsetting expense increases or decreases are reflected in “Other operations and maintenance,” “Taxes other than income taxes,” or “Income taxes” on the statement of income. These items have no overall impact on earnings.
Electric Revenues
Ameren
Ameren’s electric revenues increased $517 million, or 34%, and $775 million, or 27%, for the three and six months ended June 30, 2025, respectively, compared with the year-ago periods, primarily due to increased revenues at Ameren Missouri, Ameren Illinois Electric Distribution, and Ameren Transmission, as discussed below.
Ameren Transmission
Ameren Transmission’s electric revenues increased $17 million, or 9%, and $42 million, or 11%, for the three and six months ended June 30, 2025, respectively, compared with the year-ago periods. Revenues were primarily affected by higher recoverable expenses (+$12 million and +$32 million, respectively) and increased capital investment (+$5 million and +$10 million, respectively), as evidenced by a 6% increase in rate base used to calculate the revenue requirement.
Ameren Missouri
Ameren Missouri’s electric revenues increased $451 million, or 52%, and $630 million, or 40%, for the three and six months ended June 30, 2025, respectively, compared with the year-ago periods.
The following items increased Ameren Missouri’s electric revenues for the three and six months ended June 30, 2025 (except where a specific period is referenced):
•“Off-system sales, capacity, transmission, and FAC revenues, net” increased $435 million and $599 million, respectively, primarily due to higher spring and summer capacity prices, which were set by annual MISO auctions. See Outlook for additional information related to the April 2024 and April 2025 MISO auctions.
•Higher electric base rates, excluding the change in base rates for the MEEIA customer energy-efficiency programs and the RESRAM, resulting from the April 2025 MoPSC electric rate order effective June 1, 2025, increased revenues an estimated $44 million for the three and six months ended June 30, 2025. See Note 2 – Rate and Regulatory Matters under Part I, Item 1, of this report for additional information regarding the April 2025 MoPSC electric rate order.
•Revenues increased $11 million and $24 million, respectively, due to the collection of surcharges related to the servicing of securitized utility tariff bonds issued in December 2024 to finance costs related to the accelerated retirement of the Rush Island Energy Center. This increase in revenue is offset by increases in interest and amortization expense. See Note 1 – Summary of Significant Accounting Policies under Part I, Item 1, of this report for additional information.
•Excluding the estimated effects of weather and the MEEIA customer energy-efficiency programs, electric revenues increased an estimated $13 million for the three months ended June 30, 2025, primarily due to increased commercial and residential retail sales volumes and higher realized prices related to changes in customer usage patterns.
•The effect of weather increased revenues an estimated $11 million for the six months ended June 30, 2025 due to colder winter temperatures as heating degree days increased 22%, partially offset by milder spring and early summer temperatures as cooling degree days decreased 26% from the year-ago period.

The following items decreased Ameren Missouri’s electric revenues for the three and six months ended June 30, 2025 (except where a specific period is referenced):
•The effect of weather decreased revenues an estimated $27 million for the three months ended June 30, 2025, due to milder spring and early summer temperatures in 2025 as cooling degree days decreased 27% from the year-ago period.
•In accordance with the June 2024 MoPSC financing order, revenues decreased $9 million and $26 million, respectively, due to the deferral of base rate revenues to a regulatory liability related to the Rush Island Energy Center since its October 15, 2024 retirement date. The deferral ended with new rates effective June 1, 2025.
•Revenues associated with “Cost recovery mechanisms – offset in fuel and purchased power” decreased $6 million and $18 million, respectively, due to decreased revenue related to the amortization of costs previously deferred under the FAC that were reflected in customer rates. The changes to “Cost recovery mechanisms - offset in fuel and purchased power” are fully offset by changes to “Cost recovery mechanisms - offset in electric revenue” in fuel and purchased power.
•RESRAM revenues decreased $9 million and $7 million, respectively. These changes are largely offset by changes in the “Depreciation and amortization” section of the statement of income.
Ameren Illinois
Ameren Illinois’ electric revenues increased $67 million, or 11%, and $147 million, or 12%, for the three and six months ended June 30, 2025, respectively, compared with the year-ago periods, driven by increased revenues at Ameren Illinois Electric Distribution and Ameren Illinois Transmission.
Ameren Illinois Electric Distribution
Ameren Illinois Electric Distribution’s revenues increased $64 million, or 13%, and $130 million, or 13%, for the three and six months ended June 30, 2025, respectively, compared with the year-ago periods.
The following items increased Ameren Illinois Electric Distribution’s revenues for the three and six months ended June 30, 2025 (except where a specific period is referenced):
•Revenues associated with “Cost recovery mechanisms – offset in fuel and purchased power” increased $55 million and $75 million, respectively, due to increased purchased power expenses recovered from customers. The increase in electric revenues are fully offset by an increase in purchased power expenses under cost recovery mechanisms for purchased power, as discussed below.
•Base rates increased revenues by $9 million and $31 million, respectively, due to higher recoverable non-purchased power expenses
(+$5 million and +$25 million, respectively) and increased capital investment (+$4 million and +$6 million, respectively).
•Other cost recovery mechanisms increased revenues by $11 million for the six months ended June 30, 2025, primarily due to a higher amount of bad debt costs included in customer rates pursuant to the associated rider.
•Other revenues increased $4 million and $9 million, respectively, primarily due to mutual assistance provided to Ameren Missouri for major storms experienced in 2025 throughout its service territory and increased revenues related to pole rents.
•Revenues increased $4 million for the six months ended June 30, 2025, due to the recovery of and return on increased energy-efficiency program investments under performance-based formula ratemaking.
Other cost recovery mechanisms decreased revenues by $3 million for the three months ended June 30, 2025, primarily due to a lower amount of bad debt costs included in customer rates, effective June 2025, pursuant to the associated rider.
Ameren Illinois Transmission
Ameren Illinois Transmission’s revenues increased $16 million, or 12%, and $39 million, or 15%, for the three and six months ended June 30, 2025, respectively, compared with the year-ago periods. Base rate revenues were primarily affected by higher recoverable expenses (+$12 million and +$31 million, respectively) and increased capital investment (+$4 million and +$8 million, respectively), as evidenced by a 7% increase in rate base used to calculate the revenue requirement.
Natural Gas Revenues
Ameren
Ameren’s natural gas revenues increased $11 million, or 6%, and $34 million, or 5%, for the three and six months ended June 30, 2025, respectively, compared with the year-ago periods, due to increased revenues at Ameren Illinois Natural Gas and Ameren Missouri, as discussed below.

Ameren Missouri
Ameren Missouri’s natural gas revenues were comparable for the three months ended June 30, 2025, and increased $4 million, or 5%, compared with the six months ended June 30, 2025, primarily due to colder winter temperatures.
Ameren Illinois Natural Gas
Ameren Illinois Natural Gas’ revenues increased $10 million, or 7%, and $30 million, or 6%, for the three and six months ended June 30, 2025, respectively, compared with the year-ago periods. “Cost recovery mechanisms – offset in natural gas purchased for resale” increased revenues $6 million and $22 million for the three and six months ended June 30, 2025, respectively, due to a higher collection of natural gas costs previously deferred under the PGA. The increase in natural gas revenues under the PGA are fully offset by an increase in natural gas purchased for resale expenses. Revenues increased $6 million for the three and six months ended June 30, 2025, related to a change in the timing of revenues recognized under the VBA. Revenues are decoupled from actual sales volumes for residential and small nonresidential customers, and the change in the timing of revenues is not expected to materially impact full-year results.
Fuel and Purchased Power
The following table presents the increases (decreases) by Ameren segment for fuel and purchased power for the three and six months ended June 30, 2025, compared with the year-ago periods:

Three Months	Ameren Missouri	Ameren Illinois Electric Distribution	Ameren Illinois Natural Gas	Ameren Transmission	Other /Intersegment Eliminations	Ameren
Fuel and purchased power change:
Energy costs (excluding the estimated effect of weather)	$437	$—	$—	$—	$—	$437
Effect of weather (estimate)(a)	(4)	—	—	—	—	(4)
Transmission service charges (not included in the FAC)	2	—	—	—	—	2
Other	(4)	—	—	—	—	(4)
Cost recovery mechanisms – offset in electric revenue(b)	(6)	55	—	—	(13)	36
Total fuel and purchased power change	$425	$55	$—	$—	$(13)	$467
Six Months
Fuel and purchased power change:
Energy costs (excluding the estimated effect of weather)	$602	$—	$—	$—	$—	$602
Effect of weather (estimate)(a)	4	—	—	—	—	4
Transmission service charges (not included in the FAC)	5	—	—	—	—	5
Other	(4)	—	—	—	—	(4)
Cost recovery mechanisms – offset in electric revenue(b)	(18)	75	—	—	(23)	34
Total fuel and purchased power change	$589	$75	$—	$—	$(23)	$641
(a)Represents the estimated variation resulting primarily from changes in cooling and heating degree-days on electric demand compared with the year-ago periods; this variation is based on temperature readings from the National Oceanic and Atmospheric Administration weather stations at local airports in our service territories.
(b)“Cost recovery mechanisms — offset in electric revenue” changes are offset by corresponding changes in “Cost recovery mechanisms — offset in fuel and purchased power” in electric revenues. For the three and six months ended June 30, 2025, activity in Other/Intersegment Eliminations of $13 million and $23 million, respectively, was due primarily to the changes in Ameren Transmission revenue from transmission services provided to Ameren Illinois Electric Distribution (-$13 million and -$22 million, respectively). See Note 14 – Segment Information under Part I, Item 1, of this report for additional information on intersegment eliminations. These items have no overall impact on earnings.

Ameren
Ameren Missouri and Ameren Illinois are generally allowed to pass on to customers prudently incurred costs for fuel and purchased power. Ameren’s electric fuel and purchased power expenses increased $467 million, or 143%, and $641 million, or 98%, for the three and six months ended June 30, 2025, respectively, compared with the year-ago periods, primarily due to increased fuel and purchased power expenses at Ameren Missouri and Ameren Illinois Electric Distribution, as discussed below.
Ameren Missouri
Ameren Missouri’s fuel and purchased power expenses increased $425 million, or 225%, and $589 million, or 166%, for the three and six months ended June 30, 2025, compared with the year-ago periods.
The following items increased Ameren Missouri’s fuel and purchased power expense for the three and six months ended June 30, 2025, compared with the year-ago periods (except where a specific period is referenced):
•Energy costs increased $437 million and $602 million, respectively, primarily due to higher spring and summer capacity prices that were set by annual MISO auctions. See Outlook for additional information related to the April 2024 and April 2025 MISO auctions. Ameren Missouri’s 5% exposure to net energy cost variances under the FAC is the difference between “Off-system sales, capacity, transmission, and FAC revenues, net” in electric revenues and “Energy costs (excluding the estimated effect of weather)”. These results had an immaterial impact on earnings between periods.
•Transmission service charges (not included in the FAC) increased $2 million and $5 million, respectively, due to higher transmission rates related to increased revenue requirements of other MISO transmission operators.
•Fuel and purchased power expenses increased an estimated $4 million for the six months ended June 30, 2025, due to an increase in electric retail sales as a result of colder winter temperatures.
The following items decreased Ameren Missouri’s fuel and purchased power expense for the three and six months ended June 30, 2025, compared with the year-ago periods (except where a specific period is referenced):
•“Cost recovery mechanisms — offset in electric revenue” decreased $6 million and $18 million, respectively, due to decreased amortization of costs previously deferred under the FAC. The changes to “Cost recovery mechanisms - offset in electric revenue” are fully offset by “Cost recovery mechanisms - offset in fuel and purchased power” in electric revenues.
•Fuel and purchased power expenses decreased an estimated $4 million for the three months ended June 30, 2025 due to a decrease in electric retail sales as a result of milder spring and early summer temperatures.
Ameren Illinois Electric Distribution

Ameren Illinois Electric Distribution’s purchased power expenses increased $55 million, or 33%, and $75 million, or 21%, for the three and six months ended June 30, 2025, respectively, compared with the year-ago periods, primarily due to higher summer capacity prices that were set by annual MISO auctions (+$43 million and +$41 million, respectively). See Outlook for additional information related to the April 2024 and April 2025 MISO auctions. In addition to higher capacity prices, increases in transmission service charges (+$15 million and
+$26 million, respectively), volumes (+$7 million and +$23 million, respectively), primarily due to residential and small commercial customers switching from alternative retail electric suppliers to Ameren Illinois’ supplied power, and other power riders (+$5 million in both periods) increased purchased power expenses for the three and six months ended June 30, 2025. Decreased energy prices (-$15 million and
-$20 million, respectively), which largely reflect the results of IPA procurement events for Ameren Illinois' supplied power, partially offset the increases in purchased power for both periods. The changes to “Cost recovery mechanisms - offset in electric revenue” are fully offset by changes to “Cost recovery mechanisms - offset in fuel and purchased power” in electric revenues.

Natural Gas Purchased for Resale
The following table presents the increases (decreases) by Ameren segment for natural gas purchased for resale for the three and six months ended June 30, 2025, compared with the year-ago periods:

Three Months	Ameren Missouri	Ameren Illinois Electric Distribution	Ameren Illinois Natural Gas	Ameren Transmission	Other /Intersegment Eliminations	Ameren
Natural gas purchased for resale change:
Effect of weather (estimate)(a)	$1	$—	$—	$—	$—	$1
Cost recovery mechanisms – offset in natural gas revenue(b)	(1)	—	6	—	—	5
Total natural gas purchased for resale change	$—	$—	$6	$—	$—	$6
Six Months
Natural gas purchased for resale change:
Effect of weather (estimate)(a)	$7	$—	$—	$—	$—	$7
Cost recovery mechanisms – offset in natural gas revenue(b)	(5)	—	22	—	—	17
Total natural gas purchased for resale change	$2	$—	$22	$—	$—	$24
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
Ameren
Ameren Missouri and Ameren Illinois are allowed to pass on to customers prudently incurred costs for natural gas purchased for resale. Ameren’s natural gas purchased for resale expenses increased $6 million, or 18%, and $24 million, or 13%, for the three and six months ended June 30, 2025, respectively, compared with the year-ago periods, due primarily to increased natural gas purchased for resale expenses at Ameren Illinois Natural Gas, as discussed below.
Ameren Missouri
Ameren Missouri’s natural gas purchased for resale expenses were comparable for the three and six months ended June 30, 2025, compared with the year-ago periods. Colder winter temperatures increased natural gas costs $7 million for the six months ended June 30, 2025 as heating degree days increased 22%, while “Cost recovery mechanisms — offset in natural gas revenue” decreased natural gas costs $5 million due to lower amortization of natural gas costs that were previously deferred under the PGA for the six months ended June 30, 2025.
Ameren Illinois Natural Gas
Ameren Illinois Natural Gas’ natural gas purchased for resale expenses increased $6 million, or 25%, and $22 million, or 15%, for the three and six months ended June 30, 2025, respectively, compared with the year-ago periods, primarily due to higher amortization of natural gas costs that were previously deferred under the PGA. Changes in natural gas purchased for resale expenses are fully offset by changes in natural gas revenues under the PGA.

Other Operations and Maintenance Expenses

Increase (Decrease) by Segment
	Overall Ameren Decrease of $5 Million (QTD YoY)	Overall Ameren Increase of $10 Million (YTD YoY)
Total by Segment(a)

$1,000
$800
$600
$400
$200
$0
Millions
$460
$55
$156
$238
$465
$59
$153
$247
$945
$37
$110
$322
$488
$935
$35
$117
$289
$501
QTD 2025
QTD 2024
YTD 2025
YTD 2024

(a)Includes $18 million and $16 million at Ameren Transmission in the three months ended June 30, 2025 and 2024, respectively. Includes other/intersegment eliminations of $(7) million and $(10) million in the three months ended June 30, 2025 and 2024, respectively. Also includes other/intersegment eliminations of $(12) million and $(7) million in the six months ended June 30, 2025 and 2024, respectively.

Ameren Missouri	Ameren Illinois Natural Gas	Other/Intersegment Eliminations

Ameren Illinois Electric Distribution	Ameren Transmission
Ameren
Other operations and maintenance expenses decreased $5 million in the three months ended June 30, 2025, and increased $10 million in the six months ended June 30, 2025, due to the changes discussed below. In addition to changes by segments discussed below, other operations and maintenance expenses increased $3 million in the three months ended June 30, 2025 and decreased $5 million in the six months ended June 30, 2025 for activity not reported as part of a segment, as reflected in “Other/Intersegment Eliminations” above. This is primarily due to a decrease of $5 million in individually insignificant items in the six months ended June 30, 2025 and a decrease of $5 million and $8 million in the elimination of the non-service cost component of net periodic benefit income in the three and six months ended June 30, 2025, respectively. The non-service cost component of net periodic benefit cost or income at Ameren Services is allocated to the segments and primarily included in the segments’ other operations and maintenance expenses. The decreases are offset by the absence of a gain on the sale of land of $8 million that occurred in 2024 for the three and six months ended June 30, 2025.
Ameren Transmission
Other operations and maintenance expenses were comparable between periods.
Ameren Missouri
Other operations and maintenance expenses decreased $9 million and $13 million in the three and six months ended June 30, 2025, respectively, compared with the year-ago periods. The following items decreased other operations and maintenance expenses in the three and six months ended June 30, 2025, compared with the year-ago periods (except where a specific period is referenced):

•The absence in 2025 of a $15 million charge in the six months ended June 30, 2025, related to the NSR and Clean Air Act litigation associated with the Rush Island Energy Center.

•Expenses associated with the MEEIA customer energy-efficiency program decreased $6 million and $7 million, respectively, as approved by the MoPSC.
•Callaway Energy Center operating costs decreased $5 million in both periods, primarily due to the spring 2025 refueling and maintenance outage.

The following items partially offset the decrease in other operations and maintenance expenses for the three and six months ended June 30, 2025, compared with the year-ago periods (except where a specific period is referenced):

•Transmission and distribution storm-related expenses increased $4 million and $9 million, respectively, because of the major storms experienced throughout its service territory in 2025.
•Increased expense of $4 million for cloud-related software in the six months ended June 30, 2025.
•Non-nuclear energy center maintenance increased $4 million in the six months ended June 30, 2025, primarily due to an increase in coal additives.
Ameren Illinois
Other operations and maintenance expenses increased $1 million and $27 million in the three and six months ended June 30, 2025, respectively, compared with the year-ago periods, primarily due to the following items:
Ameren Illinois Electric Distribution
Other operations and maintenance expenses increased $3 million and $33 million in the three and six months ended June 30, 2025, respectively, primarily due to the following items (except where a specific period is referenced):
•Bad debt costs increased $4 million and $17 million, respectively, primarily because of a higher base level of expenses included in customer rates pursuant to the associated rider.
•Increased costs associated with customer energy-efficiency investments under formula ratemaking of $2 million and $6 million, respectively, primarily due to amortization of regulatory assets.
•Storm-related expenses, including related amortizations of previously deferred amounts, increased $3 million and $5 million, respectively, in 2025 due to major storms experienced throughout its service territory in 2025.
•Distribution expenditures increased $4 million in both periods, primarily due to higher levels of pole inspections and other maintenance activity.

The above increases in the three and six months ended June 30, 2025, compared with the year-ago periods, were partially offset by the following items (except where a specific period is referenced):
•Amortization of previous deferrals associated with bad debt costs on purchased receivables decreased $6 million in both periods, primarily because of a lower base level of expenses included in customer rates pursuant to the associated rider.
•Reduction in environmental remediation rider costs of $4 million in both periods.
Ameren Illinois Natural Gas
Other operations and maintenance costs decreased $4 million and $7 million in the three and six months ended June 30, 2025, respectively, primarily due to a decrease of $1 million and $4 million, respectively, in labor expense resulting from steps taken to align operations and maintenance expense as a result of the November 2023 ICC natural gas rate order. Additionally, expenses decreased by $3 million in both periods due to a decrease in energy efficiency rider costs.
Ameren Illinois Transmission
Other operations and maintenance expenses were comparable between periods.

Depreciation and Amortization Expenses

Increase (Decrease) by Segment
	Overall Ameren Increase of $10 Million (QTD YoY)	Overall Ameren Increase of $16 Million (YTD YoY)
Total by Segment(a)

$800
$600
$400
$200
$0
Millions
$386
$49
$33
$93
$209
$376
$40
$33
$93
$208
$753
$97
$65
$184
$403
$737
$79
$66
$186
$403
QTD 2025
QTD 2024
YTD 2025
YTD 2024

(a)Includes other/intersegment eliminations of $2 million and $2 million in the three months ended June 30, 2025 and 2024, respectively. Also includes other/intersegment eliminations of $4 million and $3 million in the six months ended June 30, 2025 and 2024, respectively.

Ameren Missouri	Ameren Illinois Natural Gas	Other/Intersegment Eliminations

Ameren Illinois Electric Distribution	Ameren Transmission
Depreciation and amortization expenses increased $10 million, $9 million, and $1 million in the three months ended June 30, 2025, compared with the year-ago period at Ameren, Ameren Transmission, and Ameren Missouri, respectively, primarily because of additional property, plant, and equipment investments. Depreciation and amortization expenses increased $18 million and $16 million in the six months ended June 30, 2025, compared with the year-ago period at Ameren Transmission and Ameren, respectively, primarily because of additional property, plant, and equipment investments. Ameren’s and Ameren Missouri’s depreciation and amortization expenses for the three and six months ended June 30, 2025, compared with the year-ago periods, were affected by the following, which include the effect of the additional investments at Ameren Missouri:
•The amortization of a regulatory asset associated with the securitization of Ameren Missouri’s Rush Island Energy Center increased depreciation and amortization expenses by $5 million and $11 million, respectively.
•Increased depreciation and amortization of $5 million in both periods due to the inclusion in base rates of property, plant, and equipment previously eligible for deferral to a regulatory asset under the PISA and RESRAM effective June 1, 2025, pursuant to the April 2025 MoPSC electric rate order.
•Higher depreciation not recoverable under PISA or RESRAM increased expenses by $2 million and $4 million, respectively.
•The lower net deferral pursuant to a tracker related to certain excess deferred income taxes, which increased depreciation and amortization expenses by $2 million in both periods.
•The absence of depreciation expense associated with Ameren Missouri’s Rush Island Energy Center decreased expenses by $9 million and $18 million, respectively.
•Lower amortization of prior deferrals and the lower net under-recovery of RESRAM eligible expenses decreased depreciation and amortization expenses by $8 million and $6 million, respectively.

Taxes Other Than Income Taxes

Increase (Decrease) by Segment
	Overall Ameren Change of $— Million (QTD YoY)	Overall Ameren Increase of $9 Million (YTD YoY)
Total by Segment(a)

$300
$250
$200
$150
$100
$50
Millions
$131
$16
$20
$89
$131
$15
$19
$91
$275
$45
$41
$178
$266
$41
$36
$178
QTD 2025
QTD 2024
YTD 2025
YTD 2024

(a)Includes $3 million, $2 million, $4 million, and $4 million at Ameren Transmission in the three months ended June 30, 2025 and 2024, and in the six months ended June 30, 2025 and 2024, respectively. Also includes other/intersegment eliminations of $3 million, $4 million, $7 million, and $7 million in the three months ended June 30, 2025 and 2024, and in the six months ended June 30, 2025 and 2024, respectively.

Ameren Missouri	Ameren Illinois Natural Gas	Other/Intersegment Eliminations

Ameren Illinois Electric Distribution	Ameren Transmission
Taxes other than income taxes were comparable between periods in the three months ended June 30, 2025 and increased $9 million in the six months ended June 30, 2025, compared with the year-ago period, primarily because of an increase of $5 million and $4 million at Ameren Illinois Electric Distribution and Ameren Illinois Natural Gas, respectively. Taxes other than income taxes increased primarily due to an increase in gross receipts taxes of $5 million, $4 million and $3 million at Ameren Missouri, Ameren Illinois Natural Gas and Ameren Illinois Electric Distribution, respectively, resulting from increased retail natural gas and electric sales. The above increases were offset primarily by $6 million from a property tax refund at Ameren Missouri.

Other Income, Net

Increase (Decrease) by Segment
	Overall Ameren Decrease of $7 Million (QTD YoY)	Overall Ameren Decrease of $11 Million (YTD YoY)
Total by Segment(a)

$200
$150
$100
$50
$0
Millions
$96
$11
$5
$23
$47
$103
$16
$7
$27
$49
$181
$18
$17
$10
$46
$90
$192
$30
$6
$14
$49
$93
QTD 2025
QTD 2024
YTD 2025
YTD 2024

(a)Includes $10 million and $4 million at Ameren Transmission in the three months ended June 30, 2025 and 2024, respectively.

Ameren Missouri	Ameren Illinois Natural Gas	Other/Intersegment Eliminations

Ameren Illinois Electric Distribution	Ameren Transmission
See Note 5 – Other Income, Net, under Part I, Item 1, of this report for additional information. See Note 11 – Retirement Benefits under Part I, Item 1, of this report for more information on the non-service cost components of net periodic benefit income.
Ameren
Other income, net, decreased $7 million and $11 million in the three and six months ended June 30, 2025, respectively, compared with the year-ago periods. In addition to changes discussed below, other income, net, decreased $5 million and $12 million, respectively, for activity not reported as part of a segment, primarily due to a decrease of $5 million and $9 million, respectively, in the non-service cost component of net periodic benefit income.
Ameren Transmission
Other income, net, increased $6 million and $11 million in the three and six months ended June 30, 2025, respectively, compared with the year-ago periods, due to a higher allowance for equity funds used during construction, primarily resulting from a decreased level of short-term borrowings included in the calculation and higher average construction work in progress balances.
Ameren Missouri
Other income, net, decreased $2 million and $3 million in the three and six months ended June 30, 2025, respectively, compared with the year-ago periods, primarily due to the non-service cost component of net periodic benefit income.
Ameren Illinois
Other income, net, were comparable between periods in the three months ended June 30, 2025 and increased $3 million in the six months ended June 30, 2025, compared with the year-ago period, primarily due to an increase of $13 million in the allowance of equity funds used during construction, primarily at Ameren Illinois Transmission. Other income, net, increased $2 million from other interest income on regulatory balances, largely at Ameren Illinois Electric Distribution. These increases were partially offset by a decrease of $13 million in the non-service cost component of net periodic benefit income, largely at Ameren Illinois Electric Distribution.

Interest Charges

Increase by Segment
	Overall Ameren Increase of $22 Million (QTD YoY)	Overall Ameren Increase of $43 Million (YTD YoY)
Total by Segment

$400
$350
$300
$250
$200
$150
$100
$50
$0
Millions
$187
$46
$29
$16
$26
$70
$165
$32
$29
$15
$26
$63
$362
$91
$58
$31
$52
$130
$319
$58
$58
$30
$48
$125
QTD 2025
QTD 2024
YTD 2025
YTD 2024

Ameren Missouri	Ameren Illinois Natural Gas	Other/Intersegment Eliminations

Ameren Illinois Electric Distribution	Ameren Transmission
See Note 3 – Short-term Debt and Liquidity under Part I, Item 1, of this report and the Long-term Debt and Equity section below for additional information on short-term borrowings and long-term debt, respectively, discussed below.
Ameren
Interest charges increased $22 million and $43 million in the three and six months ended June 30, 2025, respectively, compared with the year-ago periods. In addition to changes by segments discussed below, interest charges increased $14 million and $33 million respectively, at Ameren (parent), because of increased levels of short-term borrowings that increased interest charges by $6 million and $26 million, respectively. Additionally, interest charges increased $7 million in the three and six months ended June 30, 2025, at Ameren (parent), due to a long-term debt issuance in March 2025 offset by the repayment of a senior unsecured note in September 2024.
Ameren Transmission
Interest charges were comparable between periods.
Ameren Missouri
Interest charges increased $7 million and $5 million in the three and six months ended June 30, 2025, respectively, compared with the year-ago periods. Interest charges increased by $12 million and $20 million, respectively, primarily due to the issuances of long-term debt in April 2024, October 2024, and April 2025. Additionally, interest charges increased by $6 million and $12 million, respectively, due to the December 2024 issuance of securitized utility tariff bonds associated with the retirement of the Rush Island Energy Center, see Note 14 - Commitments and Contingencies under Part II, Item 8, in the Form 10-K for more information.
The above increases were offset by interest charges that reflected a deferral to a regulatory asset of interest associated with investments in eligible property, plant and equipment not yet reflected in rates pursuant to PISA and RESRAM, which decreased interest charges by $10 million and $27 million, respectively.

Ameren Illinois
Interest charges increased $3 million and $10 million in the three and six months ended June 30, 2025, respectively, compared with the year-ago periods, primarily due to the following:
Ameren Illinois Transmission
Interest charges increased by $2 million and $5 million, respectively, primarily due to increased interest charges associated with long-term debt of $4 million and $8 million, respectively. The increases were primarily offset by decreased levels of interest charges associated with short-term debt of $2 million and $4 million, respectively.
Ameren Illinois Electric Distribution
Interest charges were comparable in the three months ended June 30, 2025, and increased by $4 million in the six months ended June 30, 2025, primarily because of issuances of long-term debt in June 2024 and March 2025. The increase was offset by decreased levels of borrowing on short-term debt.
Ameren Illinois Natural Gas
Interest charges were comparable between periods.
Income Taxes
The following table presents effective income tax rates for the three and six months ended June 30, 2025 and 2024:

	Three Months(a)		Six Months(a)
	2025	2024	2025	2024
Ameren	13%	13%	14%	14%
Ameren Missouri	5%	1%	6%	2%
Ameren Illinois	23%	24%	24%	24%
Ameren Illinois Electric Distribution	16%	20%	18%	18%
Ameren Illinois Natural Gas	26%	35%	26%	27%
Ameren Illinois Transmission	28%	27%	27%	26%
Ameren Transmission	28%	27%	27%	27%
(a)Estimate of the annual effective income tax rate adjusted to reflect the tax effect of items discrete to the three and six months ended June 30, 2025 and 2024.
See Note 12 – Income Taxes under Part I, Item 1, of this report for a reconciliation of the federal statutory corporate income tax rate to the effective income tax rate for the Ameren Companies.
The effective tax rate was lower at Ameren Illinois Electric Distribution and Ameren Illinois Natural Gas in the three months ended June 30, 2025, compared with the year-ago period, primarily because of the timing of pre-tax income and higher tax benefits related to the allowance for funds used during construction.
LIQUIDITY AND CAPITAL RESOURCES
Collections from our utility tariff-based revenues are our principal source of cash provided by operating activities. A diversified retail customer mix, primarily consisting of rate-regulated residential, commercial, and industrial customers, provides us with a reasonably predictable source of cash. In addition to using cash provided by operating activities, we use available cash, drawings under committed credit agreements, commercial paper issuances, and/or, in the case of Ameren Missouri and Ameren Illinois, short-term affiliate borrowings to support normal operations and temporary capital requirements. We may reduce our short-term borrowings with cash provided by operations or, at our discretion, with long-term borrowings, or, in the case of Ameren Missouri and Ameren Illinois, with capital contributions from Ameren (parent). As of June 30, 2025, there have been no material changes other than in the ordinary course of business related to cash requirements arising from the long-term commitments for fuel for generation, purchased power, and natural gas for distribution as described under Liquidity and Capital Resources in Item 7 of the Form 10-K.
We expect to make significant capital expenditures over the next five years, supported by a combination of long-term debt and equity, as we invest in our electric and natural gas utility infrastructure to support overall system reliability, grid modernization, renewable energy target requirements, environmental compliance, and other improvements. For additional information about our long-term debt outstanding, including maturities due within one year, and the applicable interest rates, see Note 5 – Long-term Debt and Equity Financings under Part II, Item 8 of the Form 10-K and Note 4 – Long-term Debt and Equity Financings under Part I, Item 1, of this report. As part of its funding plan for capital expenditures, Ameren is using newly-issued shares of common stock to satisfy requirements under the DRPlus and employee benefit plans and expects to continue to do so through at least 2029. Additionally, Ameren may offer and sell from time to time common stock, including under its ATM program, which includes the ability to enter into forward sale agreements, subject to market conditions and other factors. There were no shares issued under the ATM program during the six months ended June 30, 2025. As of June 30, 2025, Ameren had multiple forward sale agreements that could be settled with various counterparties relating to 12.2 million shares of common stock. Ameren expects to settle approximately $530 million of the forward sale agreements with physical delivery of 5.8 million shares of common stock by December 31, 2025 and to settle another approximately $590 million of the forward sale agreements with physical delivery of 6.4 million shares of common stock by December 31, 2026. Including issuances under the DRPlus and employee benefit plans, Ameren plans to issue approximately $600 million of equity each year from 2025 to 2029. As of June 30, 2025, Ameren had approximately $230 million of common stock available for sale under the ATM program, which takes into account the forward sale agreements in effect as of June 30, 2025. In 2025, Ameren intends to increase the amount of common stock available for sale under its ATM program. The Ameren Companies expect their equity to total capitalization and cash flow metrics to support solid investment-grade credit ratings. See Long-term Debt and Equity below and Note 4 – Long-term Debt and Equity Financings under Part I, Item 1, of this report for additional information on the ATM program and forward sale agreements relating to common stock, including those under the ATM program.
The following table presents net cash provided by (used in) operating, investing, and financing activities for the six months ended June 30, 2025 and 2024:

	Net Cash Provided By Operating Activities					Net Cash Used In Investing Activities			Net Cash Provided By Financing Activities
	2025		2024		Variance	2025	2024	Variance	2025	2024	Variance
Ameren	$1,293	(a)	$1,049	(a)	$244	$(2,111)	$(1,932)	$(179)	$884	$912	$(28)
Ameren Missouri	592		407		185	(1,322)	(1,155)	(167)	774	749	25
Ameren Illinois	672	(a)	691	(a)	(19)	(744)	(742)	(2)	90	90	—
(a)Both Ameren and Ameren Illinois’ cash provided by operating activities included cash outflows of $51 million and $53 million for the electric energy-efficiency rider and $26 million and $14 million for the customer generation rebate program for the six months ended June 30, 2025 and 2024, respectively.
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
Ameren
Ameren’s cash provided by operating activities increased $244 million in the first six months of 2025, compared with the year-ago period. The following items contributed to the increase:
•A $234 million increase due to the transfer of production and investment tax credits to unrelated parties.
•A $216 million increase resulting from higher customer collections primarily from increased base rates at Ameren Missouri effective June 1, 2025, pursuant to the April 2025 MoPSC electric rate order, and at Ameren Illinois, electric distribution and transmission base rate increases and higher electric and natural gas distribution sales volumes due to colder winter temperatures in 2025, partially offset by lower customer collections under cost recovery mechanisms and higher purchased power costs at Ameren Illinois due to summer capacity prices that were set by the 2025 MISO capacity auction.
The following items partially offset the increase in Ameren’s cash from operating activities between periods:
•A $65 million increase in interest payments, primarily due to an increase in the average outstanding debt and higher interest rates.
•A $49 million increase in net collateral posted with counterparties, primarily due to changes in the market price of power and higher purchases of power in 2025.
•A $22 million decrease due to the absence of insurance proceeds received in 2024 related to workers’ compensation claims at Ameren Illinois.
•A $21 million increase in payments for the spring 2025 refueling and maintenance outage at the Callaway Energy Center. There was no outage in 2024.
•A $19 million increase in payments for coal deliveries, primarily due to increased generation at Ameren Missouri’s coal-fired energy centers in 2025.

•A $16 million increase in restoration expenses related to major storms in 2025.
•A $9 million increase in property tax payments at Ameren Missouri, primarily due to higher assessed property tax values.
Ameren Missouri
Ameren Missouri’s cash provided by operating activities increased $185 million in the first six months of 2025, compared with the year-ago period. The following items contributed to the increase:
•A $234 million increase due to the transfer of production and investment tax credits to unrelated parties.
•A $57 million increase resulting from higher customer collections primarily from increased base rates effective June 1, 2025, pursuant to the April 2025 MoPSC electric rate order, partially offset by lower customer collections under cost recovery mechanisms.
The following items partially offset the increase in Ameren Missouri’s cash from operating activities between periods:
•A $28 million decrease due to the timing of payments for accounts payable.
•A $24 million increase in interest payments, primarily due to an increase in the average outstanding debt and higher interest rates.
•A $21 million increase in payments for the spring 2025 refueling and maintenance outage at the Callaway Energy Center. There was no outage in 2024.
•A $20 million increase in net collateral posted with counterparties, primarily due to changes in the market price of power and higher purchases of power in 2025.
•A $19 million increase in payments for coal deliveries, primarily due to increased generation at Ameren Missouri’s coal-fired energy centers in 2025.
•A $9 million increase in property tax payments, primarily due to higher assessed property tax values.
•A $7 million increase in restoration expenses related to major storms in 2025.
Ameren Illinois
Ameren Illinois’ cash provided by operating activities decreased $19 million in the first six months of 2025, compared with the year-ago period. The following items contributed to the decrease:
•A $60 million increase in income tax payments to Ameren (parent), pursuant to the tax allocation agreement, primarily due to higher taxable income compared to 2024.
•A $39 million increase in net collateral posted with counterparties, primarily due to changes in the market price of power and higher purchases of power in 2025.
•A $22 million decrease due to the absence of insurance proceeds received in 2024 related to workers’ compensation claims.
•A $14 million decrease due to the timing of payments for accounts payable.
•A $10 million decrease due to individually insignificant items, including higher purchases of natural gas held in storage, payments to contractors, and payments related to employee benefits and payroll taxes.
•A $9 million increase in restoration expenses related to major storms in 2025.
•A $7 million increase in interest payments, primarily due to an increase in the average outstanding debt and higher interest rates.
The decrease in Ameren Illinois’ cash from operating activities between periods was partially offset by a $157 million increase resulting from higher customer collections primarily from electric distribution and transmission base rate increases and higher electric and natural gas distribution sales volumes due to colder winter temperatures in 2025, partially offset by lower customer collections under cost recovery mechanisms and higher purchased power costs due to summer capacity prices that were set by the 2025 MISO capacity auction.
Cash Flows from Investing Activities
Ameren’s cash used in investing activities increased $179 million during the first six months of 2025, compared with the year-ago period, primarily as a result of a $238 million increase in capital expenditures, largely resulting from increased natural gas generation-related investments at Ameren Missouri, increased expenditures for natural gas distribution and infrastructure upgrades at Ameren Illinois, and increased expenditures related to major storms at Ameren Missouri and Ameren Illinois. Ameren’s increase in cash used in investing activities was partially offset by a $54 million withdrawal of funds related to the cash surrender value of COLI and an $18 million decrease due to the timing of nuclear fuel expenditures at Ameren Missouri.
Ameren Missouri’s cash used in investing activities increased $167 million during the first six months of 2025, compared with the year-ago period, primarily as a result of a $221 million increase in capital expenditures, largely resulting from increased natural gas generation-related investments, as well as increased expenditures related to major storms. Ameren Missouri’s increase in cash used in investing activities was partially offset by a $43 million return of net money pool advances and an $18 million decrease due to the timing of nuclear fuel expenditures.

Ameren Illinois’ cash used in investing activities increased $2 million during the first six months of 2025, compared with the year-ago period, primarily as a result of a $25 million increase in capital expenditures, largely resulting from increased expenditures for natural gas distribution and infrastructure upgrades as well as increased expenditures related to major storms. In addition, Ameren Illinois’ increase in cash used in investing activities was partially offset by $30 million in net money pool advances in the year-ago period.
Cash Flows from Financing Activities
Cash provided by, or used in, financing activities is a result of our financing needs, which depend on the level of cash provided by operating activities, the level of cash used in investing activities, the level of dividends, and our long-term debt maturities, among other things.
Ameren’s cash provided by financing activities decreased $28 million during the first six months of 2025, compared with the year-ago period. During the first six months of 2025, Ameren utilized net proceeds from the issuance of long-term debt of $1.6 billion for general corporate purposes and to repay $300 million of long-term debt maturities and then-outstanding short-term debt. Short-term debt along with cash provided by operating activities were used to fund, in part, capital expenditures. In comparison, during the first six months of 2024, Ameren utilized net proceeds from the issuance of long-term debt of $1.5 billion for capital expenditures and to repay $350 million of long-term debt maturities and then-outstanding short-term debt. In addition, during the first six months of 2024, Ameren utilized proceeds from net commercial paper issuances of $156 million along with cash provided by operating activities to fund, in part, capital expenditures. During the first six months of 2025, Ameren paid common stock dividends of $384 million, compared with $356 million in the year-ago period, as a result of an increase in both the dividend rate and the number of common shares outstanding.
Ameren Missouri’s cash provided by financing activities increased $25 million during the first six months of 2025, compared with the year-ago period. During the first six months of 2025, Ameren Missouri utilized net proceeds from the issuance of long-term debt of $500 million to repay then-outstanding short-term debt. In addition, during the first six months of 2025, Ameren Missouri utilized proceeds from net commercial paper issuances of $330 million and cash provided by operating activities to fund, in part, capital expenditures. In comparison, during the first six months of 2024, Ameren Missouri utilized net proceeds from the issuance of long-term debt of $846 million for capital expenditures and to repay then-outstanding short-term debt. Additionally, during the first six months of 2024, Ameren Missouri utilized net commercial paper issuances totaling $220 million, capital contributions from Ameren (parent) of $350 million, and cash provided by operating activities to fund, in part, capital expenditures. Ameren Missouri also repaid $350 million of long-term debt maturities and $306 million of money pool borrowings during the first six months of 2024. During the first six months of 2025, Ameren Missouri also paid common stock dividends of $50 million.
Ameren Illinois’ cash provided by financing activities was comparable during the first six months of 2025 and the year-ago period. During the first six months of 2025, Ameren Illinois utilized proceeds from the issuance of long-term debt of $350 million to repay $300 million of long-term debt maturities and then-outstanding short-term debt. Ameren Illinois also utilized proceeds from net commercial paper issuances of $157 million and cash provided by operating activities to fund, in part, capital expenditures, and to repay $37 million of money pool borrowings during the first six months of 2025. In comparison, during the first six months of 2024, Ameren Illinois utilized proceeds from the issuance of long-term debt of $624 million to repay then-outstanding short-term debt. In addition, during the first six months of 2024, Ameren Illinois repaid net commercial paper borrowings of $366 million and money pool borrowings of $135 million. During the first six months of 2025, Ameren Illinois also paid common stock dividends of $75 million compared with $25 million in the year-ago period.
See Long-term Debt and Equity in this section for additional information on maturities and issuances of long-term debt, and issuances of common stock.

Short-term Debt and Liquidity
The following table presents Ameren’s consolidated net available liquidity as of June 30, 2025:

Available at June 30, 2025
Ameren (parent) and Ameren Missouri:
Missouri Credit Agreement – borrowing capacity	$1,400
Less: Ameren (parent) commercial paper outstanding	333
Less: Ameren Missouri commercial paper outstanding	330
Less: Letters of credit	44
Missouri Credit Agreement – subtotal	693
Ameren (parent) and Ameren Illinois:
Illinois Credit Agreement – borrowing capacity	1,200
Less: Ameren (parent) commercial paper outstanding	233
Less: Ameren Illinois commercial paper outstanding	245
Less: Letters of credit	4
Illinois Credit Agreement – subtotal	718
Subtotal	$1,411
Add: Cash and cash equivalents	11
Net Available Liquidity(a)	$1,422
(a)Does not include Ameren’s forward equity sale agreements. See Note 4 – Long-term Debt and Equity Financings under Part I, Item 1, of this report for additional information.
The Credit Agreements, among other things, provide $2.6 billion of credit until maturity in December 2028. See Note 3 – Short-term Debt and Liquidity under Part I, Item 1, of this report for additional information on the Credit Agreements. During the six months ended June 30, 2025, Ameren (parent), Ameren Missouri, and Ameren Illinois each issued commercial paper. Borrowings under the Credit Agreements and commercial paper issuances are based upon available interest rates at the time of the borrowing or issuance.
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

Long-term Debt and Equity
The following table presents issuances (net of any issuance premiums or discounts) of long-term debt and equity, as well as redemptions and maturities of long-term debt for the six months ended June 30, 2025 and 2024:

	Month Issued, Redeemed, or Matured	2025		2024
Issuances of Long-term Debt
Ameren:
5.375% Senior unsecured notes due 2035	March	$749		$—
Ameren Missouri:
5.25% First mortgage bonds due 2054	January	—		347
5.25% First mortgage bonds due 2035	April	500		—
5.20% First mortgage bonds due 2034	April	—		499
Ameren Illinois:
5.625% First mortgage bonds due 2055	March	350		—
5.55% First mortgage bonds due 2054	June	—		624
Total Ameren long-term debt issuances		$1,599		$1,470
Issuances of Common Stock
Ameren:
DRPlus and 401(k)(a)(b)	Various	$25		$21
Total Ameren common stock issuances(c)		$25		$21
Maturities of Long-term Debt
Ameren Missouri:
3.50% Senior secured notes due 2024	April	$—		$350
Ameren Illinois:
3.25% Senior secured notes due 2025	March	300		—
Total Ameren long-term debt maturities		$300	(d)	$350
(a)Ameren issued a total of 0.2 million and 0.3 million shares of common stock under its DRPlus and 401(k) plan for the six months ended June 30, 2025 and 2024, respectively.
(b)Excludes a $7 million and $7 million receivable at June 30, 2025 and 2024, respectively.
(c)Excludes 0.3 million and 0.2 million shares of common stock valued at $25 million and $16 million issued for no cash consideration in connection with stock-based compensation for the six months ended June 30, 2025 and 2024, respectively.
(d)Excludes Ameren (parent)’s June 2025 purchase of senior secured notes and first mortgage bonds issued by Ameren Missouri and first mortgage bonds issued by Ameren Illinois for $24 million in aggregate.
See Note 4 – Long-term Debt and Equity Financings under Part I, Item 1, of this report for additional information, including proceeds from issuances of long-term debt, the use of those proceeds, Ameren’s forward equity sale agreements, and the ATM program.
Indebtedness Provisions and Other Covenants
At June 30, 2025, the Ameren Companies were in compliance with the provisions and covenants contained in their credit agreements, indentures, and articles of incorporation, as applicable, and ATXI was in compliance with the provisions and covenants contained in its note purchase agreements. See Note 3 – Short-term Debt and Liquidity under Part I, Item 1, of this report and Note 4 – Short-term Debt and Liquidity and Note 5 – Long-term Debt and Equity Financings under Part II, Item 8, of the Form 10-K for a discussion of provisions, applicable cross-default provisions, and covenants contained in our credit agreements, in ATXI’s note purchase agreements, and in certain of the Ameren Companies’ indentures and articles of incorporation.
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
See Note 4 – Short-term Debt and Liquidity and Note 5 – Long-term Debt and Equity Financings under Part II, Item 8, of the Form 10-K for additional discussion of covenants and provisions contained in certain of the Ameren Companies’ financial agreements and articles of incorporation that would restrict the Ameren Companies’ payment of dividends in certain circumstances. At June 30, 2025, none of these circumstances existed at Ameren, Ameren Missouri, or Ameren Illinois and, as a result, these companies were not restricted from paying dividends.
The following table presents common stock dividends declared and paid by Ameren Corporation to its common shareholders and by Ameren subsidiaries to their parent, Ameren Corporation, for the six months ended June 30, 2025 and 2024:

	Six Months
	2025	2024
Ameren	$384	$356
Ameren Missouri	50	—
Ameren Illinois	75	25
ATXI	39	—
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
Collateral Postings
Any weakening of our credit ratings may reduce access to capital and trigger additional collateral postings and prepayments. Such changes may also increase the cost of borrowing, resulting in an adverse effect on earnings. Cash collateral postings and prepayments made with external parties, including postings related to exchange-traded contracts, were immaterial and cash collateral posted by external parties were $56 million for Ameren and Ameren Illinois at June 30, 2025. A sub-investment-grade issuer or senior unsecured debt rating (below “Baa3” from Moody’s or below “BBB-” from S&P) at June 30, 2025, could have resulted in Ameren, Ameren Missouri, or Ameren Illinois being required to post additional collateral or other assurances for certain trade and contractual obligations amounting to $702 million, $666 million, and $36 million, respectively.

Changes in commodity prices could trigger additional collateral postings and prepayments. Based on credit ratings at June 30, 2025, if market prices were 15% higher or lower than June 30, 2025 levels in the next 12 months and 20% higher or lower thereafter through the end of the term of the commodity contracts, then Ameren, Ameren Missouri, and Ameren Illinois could be required to post an immaterial amount, compared to each company’s liquidity, of collateral or provide other assurances for certain trade and contractual obligations.
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
Operations
•In April 2025, Missouri Senate Bill 4 was enacted and will become effective in late August 2025. The law made modifications to integrated resource planning, which requires Missouri electric utilities to file plans for meeting their customers' long-term energy needs. By August 2027, the MoPSC will publish a schedule for Missouri electric utilities to file integrated resource plans every four years. The MoPSC will be required to issue an order on the plans and shall determine whether the electric utility has submitted sufficient documentation and selected preferred resource plans representing a reasonable and prudent means of the utility's load serving obligations at just and reasonable rates. In making this determination, the MoPSC shall consider whether the plans appropriately balance specific factors described in the law. If the MoPSC approves the plans, requests for CCNs for new generation facilities to be constructed or acquired as a part of the approved plans shall be deemed necessary and convenient and the scope of the CCN proceedings to review projects will be limited. The approved generation facilities will also be eligible to include construction work in progress in rate base, subject to MoPSC approval, which would improve the timeliness of cash recovery. Utilities are not allowed to capitalize allowance for funds used during construction on amounts included in rate base under this provision. The amount of construction work in progress to be included in rate base is limited to prudently incurred expenditures made within the construction period for the facility. Separately, outside of the integrated resource planning process discussed above, the law allows a Missouri electric utility to request that the MoPSC authorize the inclusion of construction work in progress for new natural gas-fired generation facilities in rate base, subject to the same restrictions discussed above. The provisions allowing for the inclusion of construction work in progress on natural gas-fired generation in rate base expire in December 2035, unless Ameren Missouri requests and receives MoPSC approval of an extension through 2045. Also, beginning in July 2026 the law allows natural gas utilities to file regulatory rate reviews using a future test year, subject to MoPSC approval. If a natural gas utility is allowed to use a future test year, a reconciliation of the actual rate base and certain forecasted costs will be performed 45 days after the end of the test year. If a given year’s actual revenue requirement is less than the revenue requirement approved by the MoPSC due to changes in rate base or certain other costs, an adjustment is made to reduce natural gas operating revenues with an offset to a regulatory liability to reflect that test year’s amounts. The regulatory liability will then be refunded to customers in the next regulatory rate review and will accrue carrying costs at the applicable WACC. The law also made certain modifications to the PISA as discussed below.
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
•In July 2025, the MoPSC issued an order in Ameren Missouri’s 2024 natural gas delivery service regulatory rate review, approving a unanimous stipulation and agreement. The order authorizes an increase of $32 million to Ameren Missouri’s annual revenue requirement for natural gas delivery service, effective September 1, 2025.
•In May 2025, Ameren Missouri filed a request with the MoPSC to modify its existing large primary service tariff to require customers requesting 100 MW or more of demand and who are served at transmission level voltage to comply with additional tariff terms. The additional terms include a minimum service term of 15 years, minimum demand charges of 70% of contracted capacity, customer exit terms and fees, and customer credit and collateral requirements, among other terms. In addition, new customer programs would be available under this tariff, which allows customers to support renewable generation, battery storage, or nuclear generation through incremental payments. A decision by the MoPSC is expected by February 2026.
•Ameren Illinois and ATXI use a forward-looking rate calculation with an annual revenue requirement reconciliation for each company’s electric transmission business. Based on expected rate base and the currently allowed 10.48% ROE, which includes a 50-basis-point incentive adder for participation in an RTO, the revenue requirements included in 2025 rates for Ameren Illinois’ and ATXI’s electric transmission businesses are $643 million and $232 million, respectively. These revenue requirements represent increases in Ameren Illinois’ and ATXI’s revenue requirements of $94 million and $9 million, respectively, from the revenue requirements reflected in 2024 rates, primarily due to higher expected rate base. These rates will affect Ameren Illinois’ and ATXI’s cash receipts during 2025, but will not determine their respective electric transmission service operating revenues, which will instead be based on 2025 actual recoverable costs, rate base, and a return on rate base at the applicable WACC as calculated under the FERC formula ratemaking framework.
•In 2020, the FERC issued a Notice of Proposed Rulemaking on its transmission incentives policy, which proposed to increase the incentive ROE for participation in an RTO to 100 basis points from the current 50 basis points and revised the parameters for awarding incentives, while limiting the overall incentives to a cap of 250 basis points, among other things. In 2021, the FERC issued a Supplemental Notice of Proposed Rulemaking, which proposed to modify the Notice of Proposed Rulemaking’s incentive for participation in an RTO by limiting this incentive for utilities that join an RTO to 50 basis points and only allowing them to earn the incentive for three years, among other things. If this proposal is included in a final rule, Ameren Illinois and ATXI would no longer be eligible for the 50 basis point RTO incentive adder, prospectively. The FERC is under no deadline to issue a final rule on this matter. Ameren is unable to predict the ultimate impact of any changes to the FERC’s incentives policy. A 50-basis-point change in the FERC-allowed ROE would affect Ameren’s and Ameren Illinois’ annual net income by an estimated $17 million and $12 million, respectively, based on each company’s 2025 projected rate base.
•Pursuant to the CEJA, Ameren Illinois may file an MYRP with the ICC to establish base rates for electric distribution service to be charged to customers for each calendar year of a four-year period. The base rates for a particular calendar year are based on forecasted recoverable costs and an ICC-determined ROE applied to Ameren Illinois’ forecasted average annual rate base using a forecasted capital structure, with a common equity ratio of up to 50% being deemed prudent and reasonable by law and a higher equity ratio requiring specific ICC approval. The ROE determined by the ICC for each calendar year of the four-year period is subject to annual adjustments based on certain performance incentives and penalties. An MYRP allows Ameren Illinois to reconcile electric distribution service rates to its actual revenue requirement on an annual basis, subject to a reconciliation cap and adjustments to the ROE. Under the MYRP discussed below, Ameren Illinois’ 2025 electric distribution service revenues will be based on its 2025 actual recoverable costs, 2025 year-end rate base, and an ROE of 8.72%, as adjusted for any performance incentives or penalties, provided the actual revenue requirement does not exceed the reconciliation cap. If a given year’s revenue amount collected from customers varies from the approved revenue requirement, an adjustment is made to electric operating revenues with an offset to a regulatory asset or liability to reflect that year’s actual revenue requirement. The regulatory balance is then collected from, or refunded to, customers within two years from the end of the applicable annual period. Additionally, the RBA ensures electric distribution service revenues are decoupled from sales volumes and wholesale and miscellaneous revenue differences from those assumed in the revenue requirement approved by the ICC. The RBA remains effective whether Ameren Illinois elects to file an MYRP or a traditional regulatory rate review. In April 2025, Ameren Illinois filed for a reconciliation adjustment to its 2024 electric distribution service revenue requirement with the ICC. In July 2025, Ameren Illinois filed a revised reconciliation adjustment, requesting recovery of $60 million. An ICC decision in this proceeding is required by December 2025, and any approved adjustment would be collected from customers in 2026.

•In December 2024, the ICC issued an order in connection with a revised Grid Plan and a revised MYRP filed by Ameren Illinois in March 2024, approving revenue requirements for electric distribution services for 2024 through 2027 of $1,206 million, $1,287 million, $1,367 million, and $1,421 million, respectively. Using the 2023 revenue requirement as a starting point, the approved revenue requirements in the ICC’s December 2024 order represent a cumulative four-year increase of $308 million. Rate changes consistent with the December 2024 order became effective in December 2024. In March 2025, Ameren Illinois filed an appeal of the ICC’s December 2024 order to the Illinois Appellate Court for the Fifth Judicial District to revise the allowed ROE and to include an asset associated with other postretirement benefits in the rate base, among other things. In addition, Ameren Illinois filed an appeal related to orders issued by the ICC in December 2023 and June 2024 related to the MYRP proceeding. The appellate court is under no deadline to address the appeals, and Ameren Illinois cannot predict the ultimate outcome of the appeals.
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
•In January 2025, Ameren Illinois filed a request with the ICC seeking approval to increase its annual revenues for natural gas delivery service. In July 2025, Ameren Illinois filed a revised request seeking to increase its annual revenues by $135 million. A decision by the ICC in this proceeding is required by early December 2025, with new rates expected to be effective in December 2025. Ameren Illinois cannot predict the level of any delivery service rate change the ICC may approve, nor whether any rate change that may eventually be approved will be sufficient to enable Ameren Illinois to recover its costs and to earn a reasonable return on investments when the rate changes go into effect.
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
•Ameren Missouri’s next refueling and maintenance outage at the Callaway Energy Center is scheduled for the fall of 2026. During a scheduled refueling, which occurs every 18 months, maintenance expenses are deferred as a regulatory asset and amortized until the completion of the next refueling and maintenance outage. During an outage, depending on the availability of its other generation sources and the market prices for power, Ameren Missouri’s purchased power costs may increase and the amount of excess power available for sale may decrease versus non-outage years. Changes in purchased power costs and excess power available for sale are included in the FAC, which results in limited impacts to earnings. In addition, Ameren Missouri may incur increased non-nuclear energy center maintenance costs in non-outage years.
•In late 2024 three turbines at the High Prairie Energy Center collapsed, resulting in significantly reduced operation of the energy center. While the investigation into the cause of the collapse is ongoing, a large majority of the turbines at the energy center have returned to operation, and work is ongoing to restore the remaining turbines.
•In late April 2025, the MISO released the results of its annual capacity auction, which included capacity price increases in the central region of the MISO footprint, where Ameren Missouri’s and Ameren Illinois’ service territories are located. Capacity prices increased from $30 per MW-day for the summer of 2024 pursuant to the April 2024 capacity auction to $667 per MW-day for the summer of 2025. Based on estimated power prices and customer demand as of June 30, 2025, the capacity prices set by the April 2025 MISO auction, and the amounts of energy and capacity hedged through IPA procurement events, Ameren Illinois estimates an increase to purchased power costs for calendar year 2025, compared to 2024, of approximately $220 million. The actual increase to purchased power costs will vary due to differences between estimated and realized power prices as well as customer demand satisfied by Ameren Illinois, which will be affected by changes in customers’ elections to use Ameren Illinois or an alternative retail electric supplier for their energy needs. Because of Ameren Illinois’ power procurement riders, the difference between actual purchased power costs and costs billed to customers in a given period is deferred as a regulatory asset or liability. These pass-through costs do not affect Ameren Illinois’ net income, as any change in costs are offset by a corresponding change in revenues. Also, largely due to the higher capacity prices set by the April 2025 MISO auction discussed above and higher capacity prices set by the April 2024 MISO auction for the spring of 2025 in Ameren Missouri’s service territory, Ameren Missouri estimates increases to capacity revenues and purchased power costs for the calendar year 2025, compared to 2024, of approximately $630 million. Ameren Missouri sells nearly all of its capacity to the MISO and purchases the capacity it needs to supply its native load sales from the MISO. Ameren Missouri’s capacity revenues and purchased power costs are a part of the net energy costs recoverable under the FAC, with 95% of the variance between net energy costs and the amount set in base rates recovered or refunded through the FAC.
•Ameren Missouri and Ameren Illinois continue to make infrastructure investments and expect to seek increases to electric and natural gas rates to recover the cost of investments and earn an adequate return. Ameren Missouri and Ameren Illinois will also seek new, or to maintain existing, regulatory and legislative solutions to address regulatory lag and to support investment in their utility infrastructure for the benefit of their customers. Ameren Missouri and Ameren Illinois continue to face cost recovery pressures, higher cost of debt, customer conservation efforts, the impacts of additional customer energy-efficiency programs, and increased customer use of increasingly cost-effective advancements in innovative energy technologies, including private generation and battery storage. We expect a net increase in demand resulting from the electrification of the economy, including in the transportation sector. In addition, several entities in various industries, including data center, manufacturing, aviation and defense, and biotechnology, are considering either locating or expanding their operations within our service territories. As a result, Ameren Missouri filed a request to modify its existing large primary service tariff as discussed above. Construction agreements associated with new data centers representing a maximum of approximately 2.3 gigawatts have been signed, subject to MoPSC approval of the modified large primary service tariff. Serving these new loads will require increased investments, including future investments for system reliability improvements and new generation sources, that will result in rate base and revenue growth but also higher depreciation and financing costs.
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
•As discussed above, several entities in various industries, including data center and manufacturing, are considering either locating or expanding their operations within Ameren Missouri’s service territory. In order to address these load growth opportunities, Ameren Missouri filed a notice of change in its preferred resource plan with the MoPSC in February 2025. Ameren is continuing to target net-zero carbon emissions by 2045, as well as a 60% reduction by 2030 and an 85% reduction by 2040 based on 2005 levels in a safe, reliable, and affordable manner. Ameren’s goals include both reduction of direct emissions from operations (scope 1), as well as electricity usage at Ameren buildings (scope 2), including other greenhouse gas emissions of methane, nitrous oxide, and sulfur hexafluoride. Achieving these goals will be dependent on a variety of factors, including cost-effective advancements in innovative energy technologies and constructive federal and state energy and economic policies. The 2025 Change to the 2023 PRP includes, among other things, the following:
•estimated total load growth of 1.5 gigawatts by 2032 and 2.5 gigawatts by 2040;
•adding 1,600 MWs of natural gas-fired simple-cycle generation by 2030, which includes the 800-MW Castle Bluff Natural Gas and the 800-MW Big Hollow Natural Gas projects discussed in Note 2 – Rate and Regulatory Matters under Part I, Item 1, of this report, and an additional 1,200 MWs by 2043;
•adding 2,100 MWs of natural gas-fired combined-cycle generation by 2035 and an additional 1,200 MWs by 2040;
•adding 3,200 MWs of renewable generation by 2030, which includes the 400 MWs of solar generation projects discussed in Note 2 – Rate and Regulatory Matters under Part I, Item 1, of this report, and an additional 1,500 MWs by 2035;
•adding 1,000 MWs of battery storage by 2030, which includes the 400-MW Big Hollow Battery Energy Storage Project discussed in Note 2 – Rate and Regulatory Matters under Part I, Item 1, of this report, and an additional 800 MWs by 2042;
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
Ameren Missouri’s plan could be affected by, among other factors: Ameren Missouri’s ability to obtain CCNs from the MoPSC, and any other required state or federal approvals for the addition of renewable resources, battery storage, or nuclear or natural gas-fired generation, retirement of energy centers, and new or continued customer energy-efficiency programs; the ability to enter into agreements for renewable, natural gas-fired, or nuclear generation and acquire or construct that generation at a reasonable cost; the ability of suppliers, contractors, and developers to meet contractual commitments and complete projects timely, which is dependent upon the availability of necessary labor, materials, and equipment, geopolitical conflict, or government actions, among other things; changes in the scope and timing of projects; the continued existence and ability to qualify for, and use or transfer, federal production or investment tax credits; the ability to maintain system reliability during and after the transition to clean energy generation; new and/or changes in environmental regulations, including those related to CO2 and other greenhouse gas emissions; energy prices; and demand; Ameren Missouri’s ability to obtain necessary rights-of-way, easements, and transmission interconnection agreements at an acceptable cost and in a timely fashion; the ability to earn an adequate return on invested capital; and the ability to raise capital on reasonable terms. The next preferred resource plan is required to be filed by October 2026.
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
•In 2021, the MISO issued a report outlining a preliminary long-range transmission planning roadmap of projects through 2039, which considers the rapidly changing generation mix within MISO resulting from significant additions of renewable generation, actual and expected generation plant closures, and state mandates or goals for clean energy or carbon emissions reductions. In 2022, the MISO approved the first tranche of projects under the roadmap. A portion of these projects were assigned to various utilities, of which Ameren was awarded projects that are estimated to cost approximately $1.8 billion, based on the MISO’s cost estimate. Related to these projects, Ameren began substation upgrades in May 2024 in advance of transmission line construction, which is expected to begin in 2026, with forecasted completion dates near the end of this decade. In addition, the MISO awarded three competitive bid projects to ATXI that represent a total estimated investment of approximately $220 million for ATXI. In July 2025, the ICC issued an order approving a request filed by Ameren Illinois and ATXI for a CCN, among other things, related to the portion of the MISO long-range transmission projects they will construct within the ICC’s jurisdiction. In 2024, ATXI filed requests for CCNs, among other things, with the MoPSC related to the MISO long-range transmission projects that it expects to construct within the MoPSC’s jurisdiction. In July 2025, the MoPSC issued an order approving a CCN for a portion of the projects and a decision on the remaining projects is expected in 2025. Also in 2024, the MISO approved a first set of second tranche projects. A portion of these projects were assigned to Ameren and are estimated to cost approximately $1.3 billion, based on the MISO’s cost estimate. The first set of second tranche projects also includes competitive bid projects that are estimated to cost $6.5 billion, which includes projects located in Illinois that are estimated to cost $1.8 billion, based on the MISO’s cost estimate. The competitive bid process is expected to take place through 2026. Separately, in July 2025, the FERC approved transmission rate incentives relating to the second tranche projects assigned to Ameren. The incentives will allow construction work in progress to be included in rate base for projects constructed by ATXI, thereby improving the timeliness of cash recovery, and would allow recovery of prudently incurred costs, subject to FERC approval, for any portion of the projects if they are abandoned for reasons beyond the control of Ameren. ATXI will not capitalize allowance for funds used during construction on the related projects. The MISO will conduct future long-range transmission scenario planning throughout 2025 and is expected to begin the process of identifying a second set of second tranche projects as early as December 2025.
•In 2025, the new presidential administration issued several executive orders on environmental regulations and enforcement. Many of these actions require further implementation by the EPA, and some of these actions will likely be subject to further judicial review. Grid reliability, environmental, or other regulations, including those related to CO2 or other emissions, or other executive orders or other actions taken by federal or state regulators, including federal orders related to planned retirements of coal-fired power plants, could result in significant changes in capital expenditures and operating costs. Regulations can be reviewed and repealed, and replacement or alternative regulations can be proposed or adopted by the regulatory agencies, including the EPA. See Note 9 – Commitments and Contingencies under Part I, Item 1, of this report, for additional information on environmental matters. The ultimate implementation of any of these new regulations, as well as the timing of any such implementation, is uncertain. However, the individual or combined effects of existing and new environmental or energy policy regulations could result in significant capital expenditures, increased operating costs, or the closure or alteration of some of Ameren Missouri’s coal and natural gas-fired energy centers, or could alter plans for the retirement of any such energy centers. Ameren Missouri’s operating costs and capital expenditures are subject to MoPSC prudence reviews, which could result in cost disallowances, as well as regulatory lag. The cost of Ameren Illinois’ purchased power and natural gas purchased for resale could increase. However, Ameren Illinois expects that these costs would be recovered from customers with no material adverse effect on its results of operations, financial position, or liquidity. Ameren’s and Ameren Missouri’s earnings could benefit from increased investment to comply with environmental regulations if those investments are reflected and recovered on a timely basis in customer rates.
•The Ameren Companies have multiyear credit agreements that cumulatively provide $2.6 billion of credit through December 2028, subject to a 364-day repayment term for Ameren Missouri and Ameren Illinois, with the option to seek incremental commitments to increase the cumulative credit provided to $3.2 billion. See Note 3 – Short-term Debt and Liquidity under Part I, Item 1, of this report and Note 4 – Short-term Debt and Liquidity under Part II, Item 8, of the Form 10-K for additional information regarding the Credit Agreements. See Note 5 – Long-term Debt and Equity Financings under Part II, Item 8, of the Form 10-K for long-term debt maturities from 2025 to 2029 and beyond at Ameren (parent), Ameren Missouri, Ameren Illinois, and ATXI. See Note 4 – Long-term Debt and Equity Financings under Part I, Item 1, of this report for outstanding forward sale agreements, including under the ATM program, and issuances and maturities of long-term debt in 2025 through the date of this report. Ameren (parent) entered into interest rate swaps to hedge a portion of its interest rate risk on cash flows related to certain forecasted debt issuances to occur in 2026 and 2027. The use of cash provided by operating activities and short-term borrowings to fund capital expenditures and other long-term investments at the Ameren Companies frequently results in a working capital deficit, defined as current liabilities exceeding current assets, as was the case at June 30, 2025, for Ameren and Ameren Illinois. Ameren, Ameren Missouri, and Ameren Illinois each believe that their liquidity is adequate given their respective expected operating cash flows, capital expenditures, and financing plans, and expect to continue to have access to the capital and credit markets on reasonable terms when needed. However, there can be no assurance that significant changes in economic conditions, disruptions in the capital and credit markets, or other unforeseen events will not materially affect their ability to execute their expected operating, capital, or financing plans.
•Ameren expects its cash used for currently planned capital expenditures and dividends to exceed cash provided by operating activities over the next several years. As part of its funding plan for capital expenditures, Ameren is using newly-issued shares of common stock to satisfy requirements under the DRPlus and employee benefit plans and expects to continue to do so through at least 2029. Additionally, Ameren may offer and sell from time to time common stock, including under its ATM program, which includes the ability to enter into forward sale agreements, subject to market conditions and other factors. As of June 30, 2025, Ameren had multiple forward sale agreements that could be settled with various counterparties relating to 12.2 million shares of common stock. Ameren expects to settle approximately $530 million of the forward sale agreements with physical delivery of 5.8 million shares of common stock by December 31, 2025 and to settle another approximately $590 million of the forward sale agreements with physical delivery of 6.4 million shares of common stock by December 31, 2026. Including issuances under the DRPlus and employee benefit plans, Ameren plans to issue approximately $600 million of equity each year from 2025 to 2029. As of June 30, 2025, Ameren had approximately $230 million of common stock available for sale under the ATM program, which takes into account the forward sale agreements in effect as of June 30, 2025. In 2025, Ameren intends to increase the amount of common stock available for sale under its ATM program. The Ameren Companies expect their equity to total capitalization and cash flow metrics to support solid investment-grade credit ratings. Ameren Missouri and Ameren Illinois expect to fund cash flow needs through debt issuances, cash provided by operating activities, and/or capital contributions from Ameren (parent).
•The IRA was enacted in 2022, and includes various income tax provisions, among other things. The law extends federal production and investment tax credits for projects that began construction through 2024 and creates renewable energy production and investment tax credits and nuclear production tax credits for projects beginning construction after 2024, subject to the phase out provisions established by the OBBBA as discussed below. The law allows for transferability, subject to revisions made by the OBBBA discussed below, to an unrelated party for cash of up to 100% of certain tax credits generated after 2022.
•The OBBBA was enacted in July 2025 and includes various income tax provisions, among other things. The OBBBA modified provisions of the IRA related to production and investment tax credits. The new law maintains production and investment tax credits for solar and wind projects that begin construction within one year of the OBBBA’s enactment and are placed in-service by the end of 2030. Projects that begin construction after one year from enactment of the OBBBA but are placed in service by the end of 2027 also remain eligible. The law provides investment tax credits for battery storage projects that begin construction by the end of 2033 and phase out by the end of 2035. Renewable energy projects that begin construction in 2026 and beyond that use a certain threshold percentage of materials from prohibited foreign entities, as defined in the OBBBA, are not eligible for the tax credits. Production tax credits associated with nuclear generation remain unchanged from the IRA and phase out by the end of 2032. Furthermore, the new law continues to allow for transferability of the production and investment tax credits to an unrelated party for cash but is restricted from being transferred to specified foreign entities, as defined in the OBBBA. Ameren is currently evaluating the OBBBA and guidance issued in connection with the OBBBA and does not expect any material impacts on its results of operations, financial position, and liquidity in 2025. Implementation of the OBBBA provisions is subject to additional guidance, regulations, interpretations, amendments, or technical corrections that may be issued by the IRS or United States Department of Treasury.
•Pursuant to the IRA and the OBBBA discussed above, Ameren Missouri expects to transfer production and investment tax credits to unrelated parties of approximately $1.5 billion from 2025 to 2029. Proceeds from these transfers are included in Ameren Missouri’s tracker related to production and investment tax credits allowed under the IRA and the OBBBA or the RESRAM and are ultimately refunded to customers.
•In 2024, the IRS issued a series of private letter rulings to another taxpayer which provided guidance on applying IRS normalization rules to the calculation of tax benefits related to net operating loss carryforwards. The rulings concluded that for ratemaking purposes, net operating loss carryforwards should be reflected on a separate company basis and should not be reduced by payments received for the utilization of losses by other affiliates under a tax allocation agreement. While a private letter ruling issued to another taxpayer may not be relied on as precedent, Ameren Illinois and ATXI are evaluating this guidance and are addressing potential impacts of the private letter rulings with the ICC and FERC. For Ameren Illinois and ATXI, these impacts could result in material reductions to their regulatory liabilities related to excess deferred income taxes resulting from the TCJA. In addition, for Ameren Illinois, these impacts could result in a material increase to its accumulated deferred income tax assets for ratemaking purposes, which would result in an overall increase to its rate base. Ameren Illinois and ATXI will record the impacts, if any, upon further evaluation with their respective regulatory commissions. Ameren Illinois expects these impacts to be evaluated by the ICC in its 2024 electric distribution service revenue requirement reconciliation adjustment proceeding and in its January 2025 natural gas rate review.
•As of June 30, 2025, Ameren had $182 million in tax benefits from federal and state income tax credit carryforwards, $193 million in tax benefits from federal and state net operating loss carryforwards, and $22 million in tax overpayments, refunds, and receivables, which will be utilized in future periods. Future expected income tax payments are based on expected taxable income, available income tax credit and net operating loss carryforwards, and current tax law. Expected taxable income is affected by expected capital expenditures, when property, plant, and equipment is placed in-service or retired, and the timing of regulatory reviews, among other things. Ameren expects annual federal income tax payments to be immaterial through 2029.
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
ITEM 4. CONTROLS AND PROCEDURES.
(a)Evaluation of Disclosure Controls and Procedures
As of June 30, 2025, evaluations were performed under the supervision and with the participation of management, including the principal executive officer and the principal financial officer of each of the Ameren Companies, of the effectiveness of the design and operation of such registrant’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act). Based on those evaluations, as of June 30, 2025, the principal executive officer and the principal financial officer of each of the Ameren Companies concluded that such disclosure controls and procedures are effective to provide assurance that information required to be disclosed in such registrant’s reports filed or submitted under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms and such information is accumulated and communicated to its management, including its principal executive officer and its principal financial officer, to allow timely decisions regarding required disclosure.
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
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.
Ameren Corporation, Ameren Missouri, and Ameren Illinois did not purchase equity securities reportable under Item 703 of Regulation S-K during the period from April 1, 2025, to June 30, 2025.
ITEM 5. OTHER INFORMATION.
Insider Adoption or Termination of Trading Arrangements
During the fiscal quarter ended June 30, 2025, none of our directors or officers informed us of the adoption or termination of a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as those terms are defined in Regulation S-K, Item 408.

ITEM 6. EXHIBITS.
The documents listed below are being filed or have previously been filed on behalf of the Ameren Companies and are incorporated herein by reference from the documents indicated and made a part hereof. Exhibits not identified as previously filed are filed herewith.

Exhibit Designation	Registrant(s)	Nature of Exhibit	Previously Filed as Exhibit to:
Material Contracts
10.1	Ameren	Forward Sale Agreement, dated May 12, 2025, between Ameren and Goldman Sachs & Co. LLC, as a Forward Purchaser	May 12, 2025 Form 8-K, Exhibit 10.1, File No. 1-14756
10.2	Ameren	Forward Sale Agreement, dated May 12, 2025, between Ameren and JPMorgan Chase Bank, National Association, as a Forward Purchaser	May 12, 2025 Form 8-K, Exhibit 10.2, File No. 1-14756
10.3	Ameren	Forward Sale Agreement, dated May 12, 2025, between Ameren and Barclays Bank PLC, as a Forward Purchaser	May 12, 2025 Form 8-K, Exhibit 10.3, File No. 1-14756
10.4	Ameren	Forward Sale Agreement, dated May 12, 2025, between Ameren and Wells Fargo Bank, National Association, as a Forward Purchaser	May 12, 2025 Form 8-K, Exhibit 10.4, File No. 1-14756
10.5	Ameren	Additional Forward Sale Agreement, dated May 13, 2025, between Ameren and Goldman Sachs & Co. LLC, as a Forward Purchaser	May 12, 2025 Form 8-K, Exhibit 10.5, File No. 1-14756
10.6	Ameren	Additional Forward Sale Agreement, dated May 13, 2025, between Ameren and JPMorgan Chase Bank, National Association, as a Forward Purchaser	May 12, 2025 Form 8-K, Exhibit 10.6, File No. 1-14756
10.7	Ameren	Additional Forward Sale Agreement, dated May 13, 2025, between Ameren and Barclays Bank PLC, as a Forward Purchaser	May 12, 2025 Form 8-K, Exhibit 10.7, File No. 1-14756
10.8	Ameren	Additional Forward Sale Agreement, dated May 13, 2025, between Ameren and Wells Fargo Bank, National Association, as a Forward Purchaser	May 12, 2025 Form 8-K, Exhibit 10.8, File No. 1-14756
Rule 13a-14(a) / 15d-14(a) Certifications
31.1	Ameren	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer of Ameren
31.2	Ameren	Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer of Ameren
31.3	Ameren Missouri	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer of Ameren Missouri
31.4	Ameren Missouri	Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer of Ameren Missouri
31.5	Ameren Illinois	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer of Ameren Illinois
31.6	Ameren Illinois	Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer of Ameren Illinois
Section 1350 Certifications
32.1	Ameren	Section 1350 Certification of Principal Executive Officer and Principal Financial Officer of Ameren
32.2	Ameren Missouri	Section 1350 Certification of Principal Executive Officer and Principal Financial Officer of Ameren Missouri
32.3	Ameren Illinois	Section 1350 Certification of Principal Executive Officer and Principal Financial Officer of Ameren Illinois
Interactive Data Files
101.INS	Ameren Companies	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
101.SCH	Ameren Companies	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Ameren Companies	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB	Ameren Companies	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Ameren Companies	Inline XBRL Taxonomy Extension Presentation Linkbase Document
101.DEF	Ameren Companies	Inline XBRL Taxonomy Extension Definition Document
104	Ameren Companies	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)
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
Date: August 4, 2025