Form 10-Q
period 2025-09-30
AMEREN CORP; Ameren Illinois Co; UNION ELECTRIC CO
filed 2025-11-06
CIK 1002910, 18654, 100826

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the Quarterly Period Ended September 30, 2025

OR

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from to

Commission File Number	Exact name of registrant as specified in its charter; State of Incorporation; Address and Telephone Number	IRS Employer Identification No.
1-14756	Ameren Corporation	43-1723446
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

Ameren Corporation	☐
Union Electric Company	☐
Ameren Illinois Company	☐
Indicate by check mark whether each registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Ameren Corporation	Yes	☐	No	☒
Union Electric Company	Yes	☐	No	☒
Ameren Illinois Company	Yes	☐	No	☒
The number of shares outstanding of each registrant’s classes of common stock as of October 31, 2025, was as follows:

Registrant	Title of each class of common stock	Shares outstanding
Ameren Corporation	Common stock, $0.01 par value per share	270,494,916
Union Electric Company	Common stock, $5 par value per share, held by Ameren Corporation	102,123,834
Ameren Illinois Company	Common stock, no par value, held by Ameren Corporation	25,452,373

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
•Ameren Missouri’s ability to earn, utilize, or transfer at a reasonable price federal production and investment tax credits related to renewable energy projects and nuclear energy production; the cost of wind, solar, and other renewable generation and battery storage technologies; and our ability to obtain timely interconnection agreements with the MISO or other RTOs at an acceptable cost for each facility;

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
•our ability to realize forecasted energy demand from potential new customers, including demand growth dependent on the addition of new data centers and other large primary service customers within our service territories;
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

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS.

AMEREN CORPORATION
CONSOLIDATED STATEMENT OF INCOME AND COMPREHENSIVE INCOME
(Unaudited) (In millions, except per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Operating Revenues:
Electric	$2,563	$2,035	$6,223	$4,920
Natural gas	136	138	794	762
Total operating revenues	2,699	2,173	7,017	5,682
Operating Expenses:
Fuel and purchased power	768	499	2,064	1,154
Natural gas purchased for resale	25	30	233	214
Other operations and maintenance	502	520	1,447	1,455
Depreciation and amortization	415	388	1,168	1,125
Taxes other than income taxes	164	150	439	416
Total operating expenses	1,874	1,587	5,351	4,364
Operating Income	825	586	1,666	1,318
Other Income, Net	76	101	257	293
Interest Charges	208	173	570	492
Income Before Income Taxes	693	514	1,353	1,119
Income Taxes	52	57	145	140
Net Income	641	457	1,208	979
Less: Net Income Attributable to Noncontrolling Interests	1	1	4	4
Net Income Attributable to Ameren Common Shareholders	$640	$456	$1,204	$975

Net Income	$641	$457	$1,208	$979
Other Comprehensive Income (Loss), Net of Taxes
Pension and other postretirement benefit plan activity, net of income taxes (benefit) of $—, $—, $(1), and $(1) respectively	—	(1)	(2)	(4)
Unrealized net loss on derivative hedging instruments, net of income taxes (benefit) of $—, $—, $(1), and $—, respectively	—	—	(6)	—
Comprehensive Income	641	456	1,200	975
Less: Comprehensive Income Attributable to Noncontrolling Interests	1	1	4	4
Comprehensive Income Attributable to Ameren Common Shareholders	$640	$455	$1,196	$971

Earnings per Common Share - Basic	$2.37	$1.71	$4.46	$3.66

Earnings per Common Share – Diluted	$2.35	$1.70	$4.43	$3.65

Weighted-average Common Shares Outstanding – Basic	270.4	266.8	270.2	266.6
Weighted-average Common Shares Outstanding – Diluted	272.2	267.3	271.7	266.9
The accompanying notes are an integral part of these consolidated financial statements.

AMEREN CORPORATION
CONSOLIDATED BALANCE SHEET
(Unaudited) (In millions, except per share amounts)

	September 30, 2025	December 31, 2024
ASSETS
Current Assets:
Cash and cash equivalents	$9	$7
Accounts receivable – trade (less allowance for doubtful accounts of $38 and $30, respectively)	794	525
Unbilled revenue	413	346
Miscellaneous accounts receivable	78	96
Inventories	804	762
Current regulatory assets	260	366
Other current assets (includes $46 and $2 related to VIEs, respectively)	252	162
Total current assets	2,610	2,264
Property, Plant, and Equipment, Net	38,411	36,304
Investments and Other Assets:
Nuclear decommissioning trust fund	1,502	1,342
Goodwill	411	411
Regulatory assets (includes $449 and $465 related to VIEs, respectively)	2,611	2,397
Pension and other postretirement benefits	741	757
Other assets	1,130	1,123
Total investments and other assets	6,395	6,030
TOTAL ASSETS	$47,416	$44,598
LIABILITIES AND EQUITY
Current Liabilities:
Current maturities of long-term debt (includes $29 and $17 related to VIEs, respectively)	$29	$317
Short-term debt	903	1,143
Accounts and wages payable	762	1,059
Taxes accrued	215	60
Interest accrued	183	196
Customer deposits	248	223
Current regulatory liabilities	142	120
Other current liabilities	323	295
Total current liabilities	2,805	3,413
Long-term Debt, Net (includes $437 and $448 related to VIEs, respectively)	19,172	17,262
Deferred Credits and Other Liabilities:
Accumulated deferred income taxes and tax credits, net	5,081	4,474
Regulatory liabilities	6,089	5,897
Asset retirement obligations	844	822
Other deferred credits and liabilities	516	487
Total deferred credits and other liabilities	12,530	11,680
Commitments and Contingencies (Notes 2, 9, and 10)
Shareholders’ Equity:
Common stock, $.01 par value, 400.0 shares authorized – shares outstanding of 270.5 and 269.9, respectively	3	3
Other paid-in capital, principally premium on common stock	7,559	7,513
Retained earnings	5,232	4,604
Accumulated other comprehensive loss	(14)	(6)
Total shareholders’ equity	12,780	12,114
Noncontrolling Interests	129	129
Total equity	12,909	12,243
TOTAL LIABILITIES AND EQUITY	$47,416	$44,598
The accompanying notes are an integral part of these consolidated financial statements.

AMEREN CORPORATION
CONSOLIDATED STATEMENT OF CASH FLOWS
(Unaudited) (In millions)
	Nine Months Ended September 30,
	2025	2024
Cash Flows From Operating Activities:
Net income	$1,208	$979
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,199	1,142
Amortization of nuclear fuel	39	59
Amortization of debt issuance costs and premium/discounts	14	14
Deferred income taxes and tax credits, net	255	145
Allowance for equity funds used during construction	(60)	(48)
Stock-based compensation costs	21	22
Other	29	84
Changes in assets and liabilities:
Receivables	(356)	(183)
Inventories	(41)	(60)
Accounts and wages payable	(244)	(239)
Taxes accrued	307	176
Regulatory assets and liabilities	97	86
Assets, other	(29)	(59)
Liabilities, other	72	(4)
Pension and other postretirement benefits	(114)	(168)
Net cash provided by operating activities	2,397	1,946
Cash Flows From Investing Activities:
Capital expenditures	(3,118)	(3,029)
Nuclear fuel expenditures	(20)	(57)
Purchases of securities – nuclear decommissioning trust fund	(373)	(499)
Sales and maturities of securities – nuclear decommissioning trust fund	348	480
Other	51	(1)
Net cash used in investing activities	(3,112)	(3,106)
Cash Flows From Financing Activities:
Dividends on common stock	(576)	(535)
Dividends paid to noncontrolling interest holders	(4)	(4)
Short-term debt, net	(239)	1,002
Maturities and extinguishment of long-term debt	(324)	(849)
Issuances of long-term debt	1,960	1,610
Issuances of common stock	35	30
Employee payroll taxes related to stock-based compensation	(13)	(8)
Debt issuance costs	(17)	(19)
Other	—	(15)
Net cash provided by financing activities	822	1,212
Net change in cash, cash equivalents, and restricted cash	107	52
Cash, cash equivalents, and restricted cash at beginning of year	328	272
Cash, cash equivalents, and restricted cash at end of period	$435	$324
The accompanying notes are an integral part of these consolidated financial statements.

AMEREN CORPORATION
CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY
(Unaudited) (In millions, except per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Common Stock	$3	$3	$3	$3

Other Paid-in Capital:
Beginning of period	7,541	7,246	7,513	7,216
Shares issued under the DRPlus and 401(k) plan	10	9	35	30
Stock-based compensation activity	8	9	11	18
Other paid-in capital, end of period	7,559	7,264	7,559	7,264

Retained Earnings:
Beginning of period	4,784	4,299	4,604	4,136
Net income attributable to Ameren common shareholders	640	456	1,204	975
Dividends on common stock	(192)	(179)	(576)	(535)
Retained earnings, end of period	5,232	4,576	5,232	4,576

Accumulated Other Comprehensive Loss:
Derivative financial instruments, beginning of period	(3)	—	3	—
Change in derivative financial instruments	—	—	(6)	—
Derivative financial instruments, end of period	(3)	—	(3)	—
Deferred retirement benefit costs, beginning of period	(11)	(9)	(9)	(6)
Change in deferred retirement benefit costs	—	(1)	(2)	(4)
Deferred retirement benefit costs, end of period	(11)	(10)	(11)	(10)
Total accumulated other comprehensive loss, end of period	(14)	(10)	(14)	(10)
Total Shareholders’ Equity	$12,780	$11,833	$12,780	$11,833

Noncontrolling Interests:
Beginning of period	129	129	129	129
Net income attributable to noncontrolling interest holders	1	1	4	4
Dividends paid to noncontrolling interest holders	(1)	(1)	(4)	(4)
Noncontrolling interests, end of period	129	129	129	129
Total Equity	$12,909	$11,962	$12,909	$11,962

Common stock shares outstanding at beginning of period	270.4	266.8	269.9	266.3
Shares issued under the DRPlus and 401(k) plan	0.1	0.1	0.3	0.4
Shares issued for stock-based compensation	—	—	0.3	0.2
Common stock shares outstanding at end of period	270.5	266.9	270.5	266.9

Dividends per common share	$0.71	$0.67	$2.13	$2.01
The accompanying notes are an integral part of these consolidated financial statements.

UNION ELECTRIC COMPANY (d/b/a AMEREN MISSOURI)
CONSOLIDATED STATEMENT OF INCOME
(Unaudited) (In millions)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Operating Revenues:
Electric	$1,685	$1,324	$3,893	$2,902
Natural gas	20	18	109	103
Total operating revenues	1,705	1,342	4,002	3,005
Operating Expenses:
Fuel and purchased power	487	334	1,431	689
Natural gas purchased for resale	6	4	45	41
Other operations and maintenance	260	288	748	789
Depreciation and amortization	239	220	642	623
Taxes other than income taxes	122	109	300	287
Total operating expenses	1,114	955	3,166	2,429
Operating Income	591	387	836	576
Other Income, Net	45	51	135	144
Interest Charges	85	62	215	187
Income Before Income Taxes	551	376	756	533
Income Taxes (Benefit)	32	(6)	43	(4)
Net Income	519	382	713	537
Preferred Stock Dividends	1	1	3	3
Net Income Available to Common Shareholder	$518	$381	$710	$534
The accompanying notes as they relate to Ameren Missouri are an integral part of these consolidated financial statements.

UNION ELECTRIC COMPANY (d/b/a AMEREN MISSOURI)
CONSOLIDATED BALANCE SHEET
(Unaudited) (In millions, except per share amounts)

	September 30, 2025	December 31, 2024
ASSETS
Current Assets:
Cash and cash equivalents	$—	$—
Restricted cash (includes $46 and $2 related to VIEs, respectively)	86	7
Advances to money pool	—	43
Accounts receivable – trade (less allowance for doubtful accounts of $15 and $12, respectively)	359	209
Accounts receivable – affiliates	24	40
Unbilled revenue	267	170
Miscellaneous accounts receivable	9	33
Inventories	511	514
Current regulatory assets	149	66
Other current assets	70	63
Total current assets	1,475	1,145
Property, Plant, and Equipment, Net	20,083	18,788
Investments and Other Assets:
Nuclear decommissioning trust fund	1,502	1,342
Regulatory assets (includes $449 and $465 related to VIEs, respectively)	1,454	1,366
Pension and other postretirement benefits	202	211
Other assets	235	254
Total investments and other assets	3,393	3,173
TOTAL ASSETS	$24,951	$23,106
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Current maturities of long-term debt (includes $29 and $17 related to VIEs, respectively)	$29	$17
Short-term debt	259	—
Borrowings from money pool	51	—
Accounts and wages payable	355	629
Accounts payable – affiliates	80	50
Taxes accrued	192	29
Interest accrued	94	88
Other current liabilities	204	206
Total current liabilities	1,264	1,019
Long-term Debt, Net (includes $437 and $448 related to VIEs, respectively)	8,130	7,671
Long-term Debt, Net - Related Parties	87	57
Deferred Credits and Other Liabilities:
Accumulated deferred income taxes and tax credits, net	2,622	2,217
Regulatory liabilities	3,260	3,176
Asset retirement obligations	839	818
Other deferred credits and liabilities	166	150
Total deferred credits and other liabilities	6,887	6,361
Commitments and Contingencies (Notes 2, 8, 9, and 10)
Shareholders’ Equity:
Common stock, $5 par value, 150.0 shares authorized – 102.1 shares outstanding	511	511
Other paid-in capital, principally premium on common stock	3,201	3,201
Preferred stock	80	80
Retained earnings	4,791	4,206
Total shareholders’ equity	8,583	7,998
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$24,951	$23,106
The accompanying notes as they relate to Ameren Missouri are an integral part of these consolidated financial statements.

UNION ELECTRIC COMPANY (d/b/a AMEREN MISSOURI)
CONSOLIDATED STATEMENT OF CASH FLOWS
(Unaudited) (In millions)

	Nine Months Ended September 30,
	2025	2024
Cash Flows From Operating Activities:
Net income	$713	$537
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	673	641
Amortization of nuclear fuel	39	59
Amortization of debt issuance costs and premium/discounts	7	5
Deferred income taxes and tax credits, net	167	2
Allowance for equity funds used during construction	(37)	(38)
Other	7	69
Changes in assets and liabilities:
Receivables	(245)	(178)
Inventories	3	(21)
Accounts and wages payable	(240)	(223)
Taxes accrued	336	218
Regulatory assets and liabilities	(155)	(5)
Assets, other	21	(20)
Liabilities, other	26	10
Pension and other postretirement benefits	(42)	(59)
Net cash provided by operating activities	1,273	997
Cash Flows From Investing Activities:
Capital expenditures	(1,873)	(1,839)
Nuclear fuel expenditures	(20)	(57)
Purchases of securities – nuclear decommissioning trust fund	(373)	(499)
Sales and maturities of securities – nuclear decommissioning trust fund	348	480
Money pool advances, net	43	(9)
Other	—	(8)
Net cash used in investing activities	(1,875)	(1,932)
Cash Flows From Financing Activities:
Dividends on common stock	(125)	—
Dividends on preferred stock	(3)	(3)
Short-term debt, net	259	406
Money pool borrowings, net	51	(289)
Maturities of long-term debt	—	(350)
Issuances of long-term debt	500	846
Capital contribution from parent	—	350
Debt issuance costs	(4)	(10)
Other	—	(15)
Net cash provided by financing activities	678	935
Net change in cash, cash equivalents, and restricted cash	76	—
Cash, cash equivalents, and restricted cash at beginning of year	17	10
Cash, cash equivalents, and restricted cash at end of period	$93	$10
The accompanying notes as they relate to Ameren Missouri are an integral part of these consolidated financial statements.

UNION ELECTRIC COMPANY (d/b/a AMEREN MISSOURI)
CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY
(Unaudited) (In millions)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Common Stock	$511	$511	$511	$511

Other Paid-in Capital
Beginning of period	3,201	3,075	3,201	2,725
Capital contributions from parent	—	—	—	350
Other paid-in capital, end of period	3,201	3,075	3,201	3,075

Preferred Stock	80	80	80	80

Retained Earnings:
Beginning of period	4,348	3,800	4,206	3,647
Net income	519	382	713	537
Dividends on common stock	(75)	—	(125)	—
Dividends on preferred stock	(1)	(1)	(3)	(3)
Retained earnings, end of period	4,791	4,181	4,791	4,181

Total Shareholders’ Equity	$8,583	$7,847	$8,583	$7,847
The accompanying notes as they relate to Ameren Missouri are an integral part of these consolidated financial statements.

AMEREN ILLINOIS COMPANY (d/b/a AMEREN ILLINOIS)
STATEMENT OF INCOME
(Unaudited) (In millions)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Operating Revenues:
Electric	$829	$672	$2,203	$1,899
Natural gas	117	121	686	660
Total operating revenues	946	793	2,889	2,559
Operating Expenses:
Purchased power	284	169	642	474
Natural gas purchased for resale	19	26	188	173
Other operations and maintenance	241	229	702	663
Depreciation and amortization	162	155	484	462
Taxes other than income taxes	38	37	126	116
Total operating expenses	744	616	2,142	1,888
Operating Income	202	177	747	671
Other Income, Net	30	37	101	105
Interest Charges	67	63	192	178
Income Before Income Taxes	165	151	656	598
Income Taxes	17	37	134	144
Net Income	148	114	522	454
Preferred Stock Dividends	—	—	1	1
Net Income Available to Common Shareholder	$148	$114	$521	$453
The accompanying notes as they relate to Ameren Illinois are an integral part of these financial statements.

AMEREN ILLINOIS COMPANY (d/b/a AMEREN ILLINOIS)
BALANCE SHEET
(Unaudited) (In millions)

	September 30, 2025	December 31, 2024
ASSETS
Current Assets:
Cash and cash equivalents	$—	$—
Advances to money pool	51	—
Accounts receivable – trade (less allowance for doubtful accounts of $23 and $18, respectively)	419	300
Accounts receivable – affiliates	21	15
Unbilled revenue	146	175
Miscellaneous accounts receivable	36	28
Inventories	289	244
Prepaid assets	65	59
Current regulatory assets	106	281
Other current assets	8	8
Total current assets	1,141	1,110
Property, Plant, and Equipment, Net	16,274	15,530
Investments and Other Assets:
Goodwill	411	411
Regulatory assets	1,124	1,011
Pension and other postretirement benefits	492	471
Other assets	756	697
Total investments and other assets	2,783	2,590
TOTAL ASSETS	$20,198	$19,230
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Current maturities of long-term debt	$—	$300
Short-term debt	—	88
Borrowings from money pool	—	37
Accounts and wages payable	314	324
Accounts payable – affiliates	106	74
Interest accrued	59	59
Customer deposits	212	185
Purchase of receivables liabilities	55	43
Current regulatory liabilities	101	79
Other current liabilities	128	129
Total current liabilities	975	1,318
Long-term Debt, Net	6,253	5,549
Long-term Debt, Net – Related Parties	5	3
Deferred Credits and Other Liabilities:
Accumulated deferred income taxes and tax credits, net	2,245	2,143
Regulatory liabilities	2,705	2,573
Other deferred credits and liabilities	308	273
Total deferred credits and other liabilities	5,258	4,989
Commitments and Contingencies (Notes 2, 8, and 9)
Shareholders’ Equity:
Common stock, no par value, 45.0 shares authorized – 25.5 shares outstanding	—	—
Other paid-in capital	3,056	3,056
Preferred stock	49	49
Retained earnings	4,602	4,266
Total shareholders’ equity	7,707	7,371
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$20,198	$19,230
The accompanying notes as they relate to Ameren Illinois are an integral part of these financial statements.

AMEREN ILLINOIS COMPANY (d/b/a AMEREN ILLINOIS)
STATEMENT OF CASH FLOWS
(Unaudited) (In millions)

	Nine Months Ended September 30,
	2025	2024
Cash Flows From Operating Activities:
Net income	$522	$454
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	484	461
Amortization of debt issuance costs and premium/discounts	3	3
Deferred income taxes and tax credits, net	30	72
Allowance for equity funds used during construction	(21)	(10)
Other	24	32
Changes in assets and liabilities:
Receivables	(129)	(23)
Inventories	(45)	(35)
Accounts and wages payable	(1)	(8)
Taxes accrued	26	118
Regulatory assets and liabilities	255	96
Assets, other	(49)	(32)
Liabilities, other	68	5
Pension and other postretirement benefits	(50)	(66)
Net cash provided by operating activities	1,117	1,067
Cash Flows From Investing Activities:
Capital expenditures	(1,127)	(1,091)
Money pool advances, net	(51)	—
Other	(3)	1
Net cash used in investing activities	(1,181)	(1,090)
Cash Flows From Financing Activities:
Dividends on common stock	(185)	(50)
Dividends on preferred stock	(1)	(1)
Short-term debt, net	(88)	(349)
Money pool borrowings, net	(37)	(135)
Maturities of long-term debt	(300)	—
Issuances of long-term debt	711	624
Debt issuance costs	(8)	(7)
Net cash provided by financing activities	92	82
Net change in cash, cash equivalents, and restricted cash	28	59
Cash, cash equivalents, and restricted cash at beginning of year	302	234
Cash, cash equivalents, and restricted cash at end of period	$330	$293
The accompanying notes as they relate to Ameren Illinois are an integral part of these financial statements.

AMEREN ILLINOIS COMPANY (d/b/a AMEREN ILLINOIS)
STATEMENT OF SHAREHOLDERS’ EQUITY
(Unaudited) (In millions)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Common Stock	$—	$—	$—	$—

Other Paid-in Capital	3,056	3,020	3,056	3,020

Preferred Stock	49	49	49	49

Retained Earnings:
Beginning of period	4,564	4,070	4,266	3,756
Net income	148	114	522	454
Dividends on common stock	(110)	(25)	(185)	(50)
Dividends on preferred stock	—	—	(1)	(1)
Retained earnings, end of period	4,602	4,159	4,602	4,159

Total Shareholders’ Equity	$7,707	$7,228	$7,707	$7,228
The accompanying notes as they relate to Ameren Illinois are an integral part of these financial statements.

AMEREN CORPORATION (Consolidated)
UNION ELECTRIC COMPANY (Consolidated) (d/b/a Ameren Missouri)
AMEREN ILLINOIS COMPANY (d/b/a Ameren Illinois)
COMBINED NOTES TO FINANCIAL STATEMENTS
(Unaudited)
September 30, 2025
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

The following table presents the carrying values of AMF’s assets and liabilities included on Ameren’s and Ameren Missouri’s consolidated balance sheets as of September 30, 2025 and December 31, 2024:

	2025	2024
Unbilled revenue(a)	$4	$—
Other current assets(a)(b)	46	2
Noncurrent regulatory assets(a)	449	465
Current maturities of long-term debt(c)	29	17
Interest accrued(c)	18	1
Current regulatory liabilities(d)	15	—
Long-term debt, net(c)	437	448
(a)Assets may be used only to meet AMF’s obligations and commitments.
(b)Included in “Restricted cash” on Ameren Missouri’s balance sheet.
(c)The securitized tariff bondholders have no recourse to Ameren Missouri.
(d)Included in “Other current liabilities” on Ameren Missouri’s balance sheet.
Variable Interest Entities that are Not Consolidated
As of September 30, 2025, and December 31, 2024, Ameren had unconsolidated variable interests in various equity method investments, primarily to advance innovative energy technologies, totaling $60 million and $74 million, respectively, included in “Other assets” on Ameren’s consolidated balance sheet. Any earnings or losses related to these investments are included in “Other Income, Net” on Ameren’s consolidated statement of income and comprehensive income. Ameren is not the primary beneficiary of these investments because it does not have the power to direct matters that most significantly affect the activities of these variable interest entities. As of September 30, 2025, Ameren’s maximum exposure to loss related to these variable interest entities is limited to the investment in these partnerships of $60 million plus associated outstanding funding commitments of $31 million.
COLI
Ameren (parent) and Ameren Illinois have COLI, which is recorded at the net cash surrender value. The net cash surrender value is the amount that can be realized under the insurance policies at the balance sheet date. As of September 30, 2025, the cash surrender value of COLI at Ameren and Ameren Illinois was $220 million (December 31, 2024 – $260 million) and $124 million (December 31, 2024 – $118 million), respectively, while total borrowings against the policies were $117 million (December 31, 2024 – $110 million) at both Ameren and Ameren Illinois. Ameren and Ameren Illinois have the right to offset the borrowings against the cash surrender value of the policies and, consequently, present the net asset in “Other assets” on their respective balance sheets. The net cash surrender value of Ameren’s COLI is affected by the investment performance of a separate account in which Ameren holds a beneficial interest.
Accounting and Reporting Developments
Improvements to the Accounting for Internal-Use Software
In September 2025, the FASB issued authoritative guidance that made targeted improvements to the accounting for internal-use software. The guidance requires an entity to capitalize internal-use software costs when management has authorized and committed to funding the software project, and it is probable that the project will be completed and the software will be used to perform its intended function. This guidance will be effective for the Ameren Companies in the first quarter of 2028. We are currently assessing the impacts of this guidance on our results of operations, financial position, and liquidity.
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
Missouri
Missouri Senate Bill 4
In April 2025, Missouri Senate Bill 4 was enacted and became effective in August 2025. The law includes certain provisions that affect the regulation of Ameren Missouri’s electric and natural gas businesses. These provisions create modifications to the PISA and integrated resource planning, require electric utilities to submit service tariff schedules for high-demand customers, allow the MoPSC to authorize inclusion of construction work in progress in rate base for new natural gas-fired generation facilities and new generation facilities approved through integrated resource planning, and allow natural gas utilities to file regulatory rate reviews using a future test year, among other things.
Pursuant to the law, the PISA has been modified to include new natural gas generating units placed in service after the effective date of the law as qualifying property, plant, and equipment eligible for deferral and recovery of 85% of the related depreciation expense. These new natural gas generating units will also be included in the 85% of rate base allowed to earn a return at the applicable WACC under the PISA. The law also reduced the annual limit on increases to the electric service revenue requirement used to set customer rates, compared to the revenue requirement established in the immediately preceding rate order, due to the inclusion of incremental PISA deferrals in the revenue requirement. The annual limit in effect was 2.5% and changed to 2.25%, prorated monthly, for revenue requirements approved by the MoPSC after August 2025. Furthermore, the PISA's effective date has been extended through 2035, unless Ameren Missouri requests and receives MoPSC approval of an extension through 2040.
The law also requires an electric utility to develop and submit to the MoPSC schedules that include its service tariff applicable to customers projected to have 100 MWs or more of demand. These schedules must reasonably ensure that such high-demand customers’ rates reflect a representative share of the costs incurred to serve them and further, must prevent other lower-demand customer rates from reflecting any unjust or unreasonable costs arising from service provided to these high-demand customers.
In addition, the law made modifications to integrated resource planning, which requires Missouri electric utilities to file plans for meeting their customers' long-term energy needs. By August 2027, the MoPSC will publish a schedule for Missouri electric utilities to file integrated resource plans every four years. The MoPSC will be required to issue an order on the plans and shall determine whether the electric utility has submitted sufficient documentation and selected preferred resource plans representing a reasonable and prudent means of serving the utility's load obligations at just and reasonable rates. In making this determination, the MoPSC shall consider whether the plans appropriately balance specific factors described in the law. If the MoPSC approves the plans, requests for CCNs for new generation facilities to be constructed or acquired as a part of the approved plans shall be deemed necessary and convenient and the scope of the CCN proceedings to review projects will be limited. The approved generation facilities will also be eligible to include construction work in progress in rate base, subject to MoPSC approval, which would improve the timeliness of cash recovery. Utilities are not allowed to capitalize allowance for funds used during construction on amounts included in rate base under this provision. The amount of construction work in progress to be included in rate base is limited to prudently incurred expenditures made within the construction period for the facility.
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
Large Load Customer Rate Plan
In November 2025, Ameren Missouri updated its May 2025 request with the MoPSC to modify its existing large primary service tariff to require customers requesting 75 MWs or more of demand and who are served at transmission level voltage to comply with additional tariff terms. The additional terms include a service term of 12 years plus a ramp period of up to five years to reach peak demand, minimum demand charges of 80% of contracted capacity, customer exit terms and fees, and customer credit and collateral requirements, among other terms. In addition, new customer programs would be available under this tariff, which allow customers to support renewable generation, battery storage, and/or nuclear generation through incremental payments. A decision by the MoPSC is expected by February 2026.
Generation and Storage Facilities
Ameren Missouri is party to agreements to acquire and/or construct various generation and storage facilities that are consistent with the 2025 Change to the 2023 PRP. The generation and storage facilities are eligible for recovery under the PISA. The following table provides information with respect to each facility:

	Agreement type	Facility size	Status of MoPSC CCN	In-service date(a)
Vandalia Solar Project(b)	Self-build	50-MW	Approved March 2024	Fourth quarter 2025
Bowling Green Solar Project(b)	Self-build	50-MW	Approved March 2024	First quarter 2026
Split Rail Solar Project(b)	Build-transfer(c)	300-MW	Approved March 2024	Mid-2026
Castle Bluff Natural Gas Project(d)	Self-build	800-MW	Approved October 2024	Fourth quarter 2027
Big Hollow Battery Energy Storage Project	Self-build	400-MW	Filed June 2025(e)	Second quarter 2028
Big Hollow Natural Gas Project	Self-build	800-MW	Filed June 2025(e)	Third quarter 2028
Reform Solar Project	Self-build	250-MW	Filed August 2025(e)	Fourth quarter 2028
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

2024 Electric Distribution Service Revenue Requirement Reconciliation Adjustment
In April 2025, Ameren Illinois filed for a reconciliation adjustment to its 2024 electric distribution service revenue requirement with the ICC. In September 2025, Ameren Illinois filed a revised reconciliation adjustment, requesting recovery of $60 million. The adjustment reflects Ameren Illinois’ actual 2024 recoverable costs, 2024 year-end rate base, and a capital structure composed of 50% common equity. In September 2025, the ICC staff submitted its calculation of the reconciliation adjustment, recommending recovery of $47 million. The ICC staff’s recommendation excluded an asset associated with other postretirement benefits from the rate base. An ICC decision in this proceeding is required by December 2025, and any approved adjustment would be collected from customers in 2026.
Electric Customer Energy-Efficiency Investments
In May 2025, Ameren Illinois filed its annual electric energy-efficiency formula rate update to increase its annual revenues by $12 million with the ICC. In August 2025, the ICC staff filed a recommendation supporting Ameren Illinois’ requested increase. An ICC decision in this proceeding is required by December 2025, with new rates effective in January 2026.
Electric Energy Efficiency Plan
In August 2025, the ICC issued an order approving Ameren Illinois’ energy-efficiency plan that includes annual investments in electric energy-efficiency programs of approximately $126 million per year from 2026 through 2029. The ICC has the ability to reduce the amount of electric energy-efficiency savings goals in future program years if there are insufficient cost-effective programs available, which could reduce the investments in electric energy-efficiency programs.
2025 Natural Gas Delivery Service Rate Review
In January 2025, Ameren Illinois filed a request with the ICC seeking approval to increase its annual revenues for natural gas delivery service. In July 2025, Ameren Illinois filed a revised request seeking to increase its annual revenues by $135 million. The request is based on a 10.7% ROE, a capital structure composed of 52% common equity, and a rate base of $3.3 billion. Ameren Illinois used a 2026 future test year in this proceeding. In August 2025, the ICC staff filed a revised recommendation to increase Ameren Illinois’ annual revenues for natural gas delivery service by $104 million. The recommendation is based on a 9.93% ROE, a capital structure composed of 50% common equity, and a rate base of $3.2 billion. In addition, in August 2025, the Illinois Attorney General's office recommended an increase to annual revenues for natural gas delivery service of $55 million, based on a 9.45% ROE, a capital structure composed of 50% common equity, and a rate base of $3.0 billion. In October 2025, the administrative law judge issued a proposed order for an increase to annual revenues of $91 million. The order was consistent with the ICC staff’s recommendation with the exception of the exclusion of the non-service cost component of the net periodic benefit income related to other postretirement benefits in the annual revenue requirement. A decision by the ICC in this proceeding is required by early December 2025, with new rates expected to be effective in early December 2025. Ameren Illinois cannot predict the level of any delivery service rate change the ICC may approve, nor whether any rate change that may eventually be approved will be sufficient to enable Ameren Illinois to recover its costs and to earn a reasonable return on investments when the rate changes go into effect.
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

FERC ROE Complaint Cases
Since November 2013, the allowed base ROE for FERC-regulated transmission rate base under the MISO tariff has been subject to customer complaint cases and has been changed by various FERC orders. In October 2024, the FERC issued an order, which decreased the allowed base ROE from 10.02% to 9.98% and required refunds, with interest, for the periods from November 2013 to February 2015 and from late September 2016 forward. In January 2025, the MISO transmission owners, including Ameren Missouri, Ameren Illinois, and ATXI, filed an appeal of the October 2024 order to the United States Court of Appeals for the District of Columbia Circuit. In March 2025, the FERC issued an order rejecting all rehearing requests of the October 2024 order. In April 2025, the MISO transmission owners, including Ameren Missouri, Ameren Illinois, and ATXI, filed an appeal of the March 2025 order to the United States Court of Appeals for the District of Columbia Circuit.
As of September 30, 2025, Ameren and Ameren Illinois had recorded liabilities in "Current regulatory liabilities" on their balance sheets of $7 million and $4 million, respectively, to reflect the expected refunds, including interest, associated with the allowed base ROE set by the October 2024 order.
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
Short-term Borrowings
The Missouri Credit Agreement and the Illinois Credit Agreement are available to support issuances under Ameren (parent)’s, Ameren Missouri’s, and Ameren Illinois’ commercial paper programs, respectively, subject to borrowing sublimits, and to support the issuance of letters of credit. As of September 30, 2025, based on commercial paper outstanding and letters of credit issued under the Credit Agreements, along with cash and cash equivalents, the net liquidity available to Ameren (parent), Ameren Missouri, and Ameren Illinois, collectively, was $1.6 billion. The Ameren Companies were in compliance with the covenants in their Credit Agreements as of September 30, 2025. As of September 30, 2025, the ratios of consolidated indebtedness to consolidated total capitalization, calculated in accordance with the provisions of the Credit Agreements, were 61%, 49%, and 45% for Ameren, Ameren Missouri, and Ameren Illinois, respectively.
The following table presents commercial paper outstanding, net of issuance discounts, as of September 30, 2025, and December 31, 2024. There were no borrowings outstanding under the Credit Agreements as of September 30, 2025, or December 31, 2024.

	September 30, 2025	December 31, 2024
Ameren (parent)	$644	$1,055
Ameren Missouri	259	—
Ameren Illinois	—	88
Ameren consolidated	$903	$1,143
The following table summarizes the activity and relevant interest rates for Ameren (parent)’s, Ameren Missouri’s, and Ameren Illinois’ commercial paper issuances under the Credit Agreements for the nine months ended September 30, 2025 and 2024:

	Ameren (parent)	Ameren Missouri	Ameren Illinois	Ameren Consolidated
2025
Average daily amount outstanding	$637	$245	$130	$1,012
Weighted-average interest rate	4.60%	4.58%	4.55%	4.59%
Peak amount outstanding during period(a)	$1,139	$650	$425	$1,603
Peak interest rate	4.75%	4.72%	4.70%	4.75%
2024
Average daily amount outstanding	$177	$187	$256	$620
Weighted-average interest rate	5.46%	5.52%	5.57%	5.53%
Peak amount outstanding during period(a)	$948	$576	$694	$1,542
Peak interest rate	5.60%	5.68%	5.68%	5.68%
(a)The timing of peak outstanding commercial paper issuances under the Credit Agreements varies by company. Therefore, the sum of individual company peak amounts may not equal the Ameren consolidated peak amount for the period.

Money Pools
Ameren has money pool agreements with and among its subsidiaries to coordinate and provide for certain short-term cash and working capital requirements. The average interest rate for borrowings under the utility money pool for the three and nine months ended September 30, 2025, was 4.53% and 4.56%, respectively (2024 – 5.29% and 5.37%). See Note 8 – Related-party Transactions for the amount of interest income and expense from the utility money pool agreements recorded by Ameren Missouri and Ameren Illinois for the three and nine months ended September 30, 2025 and 2024.
NOTE 4 – LONG-TERM DEBT AND EQUITY FINANCINGS
Ameren
For the three and nine months ended September 30, 2025, Ameren issued a total of 0.1 million and 0.3 million shares of common stock, under its DRPlus and 401(k) plan, and received proceeds of $3 million and $28 million. As of September 30, 2025, Ameren had a receivable of $7 million related to issuances of common stock under its DRPlus and 401(k) plan. In addition, in the first quarter of 2025, Ameren issued 0.3 million shares of common stock valued at $25 million upon the settlement of stock-based compensation awards.
Ameren has entered into an equity distribution sales agreement pursuant to which Ameren may offer and sell from time to time its common stock through an ATM program, which includes the ability to enter into forward sale agreements. In August 2025, Ameren increased the amount of common stock available for sale under the ATM program by $1.25 billion to a total of $3 billion. There were no shares issued under the ATM program during the three and nine months ended September 30, 2025. As of September 30, 2025, Ameren had approximately $1.5 billion of common stock remaining available for sale under the ATM program.
Forward sale agreements outstanding as of September 30, 2025 under the ATM program for 5.8 million shares, can be settled at Ameren’s discretion on or prior to dates ranging from January 23, 2026, to March 6, 2026. The initial forward sale price for the agreements ranged from $81.00 to $98.66, with an average initial forward sale price of $91.02. Additionally in May 2025, Ameren entered into forward sale agreements separate from the ATM program with multiple counterparties relating to 6.4 million shares of common stock. The forward sale agreements can be settled at Ameren’s discretion on or prior to January 15, 2027, and the initial forward sale price under these agreements was $91.89 per share. On a settlement date or dates, if Ameren elects to physically settle a forward sale agreement, Ameren will issue shares of common stock to the counterparties at the then-applicable forward sale price. Each initial forward sale price is subject to adjustment based on a floating interest rate factor equal to the overnight bank funding rate less a spread of 75 basis points, and will be subject to decrease on certain dates specified in the forward sale agreements by specified amounts related to expected dividends on shares of the common stock during the term of the forward sale agreements. If the overnight bank funding rate is less than or more than the spread on any day, the interest rate factor will result in a reduction or an increase, respectively, of the forward sale price. The forward sale agreements will be physically settled unless Ameren elects to settle in cash or to net share settle.
At September 30, 2025, Ameren could have settled the forward sale agreements with physical delivery of 12.2 million shares of common stock to the respective counterparties in exchange for cash of $1.1 billion. Alternatively, the forward sale agreements could have also been net settled at September 30, 2025, with delivery of approximately $158 million of cash or approximately 1.5 million shares of common stock to the counterparties. In connection with the forward sale agreements outstanding at September 30, 2025, the various counterparties, or their affiliates, borrowed from third parties and sold 12.2 million shares of common stock. The gross sales price of these shares totaled $1.1 billion. Ameren does not receive any proceeds from such sales of borrowed shares. The forward sale agreements have been classified as equity transactions.
In March 2025, Ameren (parent) issued $750 million of 5.375% senior unsecured notes due March 2035, with interest payable semiannually on March 15 and September 15 of each year, beginning September 15, 2025. Net proceeds from this issuance were used for general corporate purposes, including the repayment of short-term debt.
In June 2025, Ameren (parent) purchased senior secured notes and first mortgage bonds issued by Ameren Missouri and first mortgage bonds issued by Ameren Illinois for $24 million in the aggregate. On a consolidated basis, Ameren (parent)’s repurchase of these senior secured notes and first mortgage bonds were accounted for as a debt extinguishment and resulted in a pre-tax gain of $8 million, which is reflected in “Other Income, Net” on Ameren’s consolidated statement of income. Interest expense related to repurchased bonds was $1 million and $2 million for the three and nine months ended September 30, 2025.
Ameren Missouri
In April 2025, Ameren Missouri issued $500 million of 5.25% first mortgage bonds due April 2035, with interest payable semiannually on April 15 and October 15 of each year, beginning October 15, 2025. Net proceeds from this issuance were used to repay short-term debt.

Ameren Illinois
In March and September 2025, Ameren Illinois issued $350 million and $350 million, respectively, of 5.625% first mortgage bonds due March 2055, with interest payable semiannually on March 1 and September 1 of each year, beginning September 1, 2025 and March 1, 2026, respectively. Net proceeds from the March 2025 issuance were used to repay $300 million principal amount of its 3.25% senior secured notes that matured in March 2025, and net proceeds of both issuances were used to repay a portion of its short-term debt.
Indenture Provisions and Other Covenants
See Note 5 – Long-term Debt and Equity Financings under Part II, Item 8, of the Form 10-K for a description of our indenture provisions and other covenants, as well as restrictions on the payment of dividends. At September 30, 2025, the Ameren Companies were in compliance with the provisions and covenants contained in their indentures and articles of incorporation, as applicable, and ATXI was in compliance with the provisions and covenants contained in its note purchase agreements.
Off-balance-sheet Arrangements
At September 30, 2025, none of the Ameren Companies had any material off-balance-sheet financing arrangements, other than their investment in unconsolidated variable interest entities, letters of credit, and the multiple forward sale agreements relating to common stock. See Note 1 – Summary of Significant Accounting Policies for further detail concerning variable interest entities.
NOTE 5 – OTHER INCOME, NET
The following table presents the components of “Other Income, Net” in the Ameren Companies’ statements of income for the three and nine months ended September 30, 2025 and 2024:

	Three Months		Nine Months
	2025	2024	2025	2024
Ameren:
Allowance for equity funds used during construction	$21	$23	$60	$48
Other interest income	10	8	31	29
Non-service cost components of net periodic benefit income(a)	59	76	187	228
Miscellaneous income	6	—	13	6
Gain on the extinguishment of debt(b)	—	—	8	—
Losses related to equity method investments	(9)	(2)	(19)	(1)
Donations	(6)	(1)	(9)	(5)
Miscellaneous expense	(5)	(3)	(14)	(12)
Total Other Income, Net	$76	$101	$257	$293
Ameren Missouri:
Allowance for equity funds used during construction	$14	$15	$37	$38
Other interest income	3	2	7	7
Non-service cost components of net periodic benefit income(a)	29	35	96	104
Miscellaneous income	4	1	6	3
Donations	(2)	—	(4)	(2)
Miscellaneous expense	(3)	(2)	(7)	(6)
Total Other Income, Net	$45	$51	$135	$144
Ameren Illinois:
Allowance for equity funds used during construction	$6	$8	$21	$10
Other interest income	7	7	24	22
Non-service cost components of net periodic benefit income	21	25	61	78
Miscellaneous income	2	—	7	3
Donations	(4)	—	(5)	(2)
Miscellaneous expense	(2)	(3)	(7)	(6)
Total Other Income, Net	$30	$37	$101	$105
(a)For the three and nine months ended September 30, 2025, the non-service cost components of net periodic benefit income were adjusted by amounts deferred of $(9) million and $(41) million, respectively, due to a regulatory tracking mechanism for the difference between the level of such costs incurred by Ameren Missouri under GAAP and the level of such costs included in rates. The deferral was $(11) million and $(31) million, respectively, for the three and nine months ended September 30, 2024. See Note 11 – Retirement Benefits for additional information.
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
The derivatives that we use to hedge these risks are governed by our risk management policies for forward contracts, futures, options, and swaps. Our net positions are continually assessed within our structured hedging programs to determine whether new or offsetting transactions are required. The goal of the hedging ‘program is generally to mitigate financial risks while ensuring that sufficient volumes are available to meet our requirements. Contracts we enter into as part of our risk management program may be settled financially, settled by physical delivery, or net settled with the counterparty.
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
If we determine that a contract meets the definition of a derivative and is not eligible for the NPNS exception, we review the contract to determine whether the resulting gains or losses qualify for regulatory deferral. Derivative contracts that qualify for regulatory deferral are recorded at fair value, with changes in fair value recorded as regulatory assets or liabilities in the period in which the change occurs. We believe derivative losses and gains deferred as regulatory assets and liabilities are probable of recovery, or refund, through future rates charged to customers. Regulatory assets and liabilities are amortized to operating income as related losses and gains are reflected in rates charged to customers. Therefore, gains and losses on these derivatives have no effect on operating income. As of September 30, 2025, and December 31, 2024, all commodity contracts that met the definition of a derivative and were not eligible for the NPNS exception received regulatory deferral. Interest rate hedges entered into by Ameren (parent) and discussed below do not receive regulatory deferral and were included in accumulated OCI as Ameren (parent) is not a rate-regulated entity. The cash flows from our derivative financial instruments follow the cash flow classification of the hedged item.
Ameren (parent) entered into interest rate swaps to hedge a portion of its interest rate risk on cash flows related to certain forecasted debt issuances to occur in 2026 and 2027. The interest rate swaps are designated as cash flow hedges and the corresponding changes in fair value each period are initially recorded on the balance sheet in “Accumulated other comprehensive loss” and reclassified into earnings when the debt is issued and the corresponding interest payments affect earnings during the debt term. As of September 30, 2025, and December 31, 2024, Ameren had interest rate swaps with notional amounts of $660 million and $140 million, respectively. Ameren recorded an unrealized loss, net of income tax benefits, on the change in fair value of interest rate swaps of less than $1 million and $6 million to "Accumulated other comprehensive loss" for the three and nine months ended September 30, 2025.
The following table presents open gross commodity contract volumes by commodity type for derivative assets and liabilities as of September 30, 2025, and December 31, 2024. As of September 30, 2025, these contracts extended through October 2028, October 2031 and May 2032 for fuel oils, natural gas, and power, respectively.

	Quantity (in millions, except as indicated)
	September 30, 2025			December 31, 2024
Commodity	Ameren Missouri	Ameren Illinois	Ameren	Ameren Missouri	Ameren Illinois	Ameren
Fuel oils (in gallons)	23	—	23	23	—	23
Natural gas (in MMBtu)	50	211	261	45	213	258
Power (in MWhs)	—	4	4	—	4	4

The following table presents the carrying value and balance sheet location of all derivative commodity contracts, none of which were designated as hedging instruments because all qualify for regulatory deferral, as of September 30, 2025, and December 31, 2024:

		September 30, 2025			December 31, 2024
	Balance Sheet Location	Ameren Missouri	Ameren Illinois	Ameren	Ameren Missouri	Ameren Illinois	Ameren
Natural gas	Other current assets	$1	$3	$4	$2	$2	$4
	Other assets	1	5	6	2	4	6
Power	Other current assets	22	—	22	6	—	6
	Total assets	$24	$8	$32	$10	$6	$16
Fuel oils	Other current liabilities	$2	$—	$2	$2	$—	$2
	Other deferred credits and liabilities	1	—	1	2	—	2
Natural gas	Other current liabilities	3	18	21	5	22	27
	Other deferred credits and liabilities	5	8	13	6	13	19
Power	Other current liabilities	1	10	11	—	10	10
	Other deferred credits and liabilities	—	52	52	—	43	43
	Total liabilities	$12	$88	$100	$15	$88	$103
The Ameren Companies elect to present the fair value amounts of derivative assets and derivative liabilities subject to an enforceable master netting arrangement or similar agreement at the gross amounts on the balance sheet. However, if the gross amounts recognized on the balance sheet were netted with derivative instruments and cash collateral received or posted, the net amounts would not be materially different from the gross amounts at September 30, 2025, and December 31, 2024.
Credit Risk
In determining our concentrations of credit risk related to derivative instruments, we review our individual counterparties and categorize each counterparty into groupings according to the primary business in which each engages. As of September 30, 2025, if counterparty groups were to fail completely to perform on contracts, the Ameren Companies’ maximum exposure related to derivative assets would have been immaterial with or without consideration of the application of master netting arrangements or similar agreements and collateral held.
Certain of our derivative instruments contain collateral provisions tied to the Ameren Companies’ credit ratings. If our credit ratings were downgraded below investment grade, or if a counterparty with reasonable grounds for uncertainty regarding our ability to satisfy an obligation requested adequate assurance of performance, additional collateral postings might be required. The additional collateral required is the net liability position allowed under master netting arrangements or similar agreements, assuming (1) the credit risk-related contingent features underlying these arrangements were triggered and (2) those counterparties with rights to do so requested collateral. As of September 30, 2025, the aggregate fair value of derivative instruments with credit risk-related contingent features in a gross liability position, the cash collateral posted, and the aggregate amount of additional collateral that counterparties could require were each immaterial to Ameren, Ameren Missouri, and Ameren Illinois.
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
We consider nonperformance risk in our valuation of derivative instruments by analyzing our own credit standing and the credit standing of our counterparties, and by considering any credit enhancements (e.g., collateral). Included in our valuation, and based on current market conditions, is a valuation adjustment for counterparty default derived from market data such as the price of credit default swaps, bond yields, and credit ratings. No material gains or losses related to valuation adjustments for counterparty default risk were recorded at Ameren, Ameren Missouri, or Ameren Illinois in the three and nine months ended September 30, 2025 or 2024. At September 30, 2025, and December 31, 2024, the counterparty default risk valuation adjustment related to derivative contracts was immaterial for Ameren, Ameren Missouri, and Ameren Illinois.

The following table sets forth, by level within the fair value hierarchy, our assets and liabilities measured at fair value on a recurring basis as of September 30, 2025, and December 31, 2024:

	September 30, 2025					December 31, 2024
	Level 1	Level 2	Level 3	Total		Level 1	Level 2	Level 3	Total
Assets:
Ameren Missouri
Derivative assets – commodity contracts:
Natural gas	$—	$2	$—	$2		$—	$4	$—	$4
Power	—	—	22	22		—	—	6	6
Total derivative assets – commodity contracts	$—	$2	$22	$24		$—	$4	$6	$10
Nuclear decommissioning trust fund:
Equity securities:
U.S. large capitalization	$1,001	$—	$—	$1,001		$911	$—	$—	$911
Debt securities:
U.S. Treasury and agency securities	—	235	—	235		—	191	—	191
Corporate bonds	—	174	—	174		—	145	—	145
Other	—	84	—	84		—	86	—	86
Total nuclear decommissioning trust fund	$1,001	$493	$—	$1,494	(a)	$911	$422	$—	$1,333	(a)
Total Ameren Missouri	$1,001	$495	$22	$1,518		$911	$426	$6	$1,343
Ameren Illinois
Derivative assets – commodity contracts:
Natural gas	$—	$4	$4	$8		$—	$3	$3	$6
Total Ameren Illinois	$—	$4	$4	$8		$—	$3	$3	$6
Ameren
Derivative assets – commodity contracts(b)	$—	$6	$26	$32		$—	$7	$9	$16
Nuclear decommissioning trust fund(c)	1,001	493	—	1,494	(a)	911	422	—	1,333	(a)
Total Ameren	$1,001	$499	$26	$1,526		$911	$429	$9	$1,349
Liabilities:
Ameren Missouri
Derivative liabilities – commodity contracts:
Fuel oils	$3	$—	$—	$3		$4	$—	$—	$4
Natural gas	—	8	—	8		—	11	—	11
Power	—	—	1	1		—	—	—	—
Total Ameren Missouri	$3	$8	$1	$12		$4	$11	$—	$15
Ameren Illinois
Derivative liabilities – commodity contracts:
Natural gas	$1	$22	$3	$26		$1	$28	$6	$35
Power	—	—	62	62		—	—	53	53
Total Ameren Illinois	$1	$22	$65	$88		$1	$28	$59	$88
Ameren
Derivative liabilities – commodity contracts(b)	$4	$30	$66	$100		$5	$39	$59	$103
(a)Balance excludes $8 million and $9 million of cash and cash equivalents, receivables, payables, and accrued income, net, for September 30, 2025, and December 31, 2024, respectively.
(b)See the Ameren Missouri and Ameren Illinois sections of the table for a breakout of the fair value of Ameren’s derivative assets and liabilities by type of commodity.
(c)See the Ameren Missouri section of the table for a breakout of the fair value of Ameren’s nuclear decommissioning trust fund by investment type.

Level 3 fuel oils and natural gas derivative contract assets and liabilities measured at fair value on a recurring basis were immaterial for all periods presented. The following table presents the fair value reconciliation of Level 3 power derivative contract assets and liabilities measured at fair value on a recurring basis for the three and nine months ended September 30, 2025 and 2024:

	2025			2024
	Ameren Missouri	Ameren Illinois	Ameren	Ameren Missouri	Ameren Illinois	Ameren
For the three months ended September 30:
Beginning balance at July 1	$13	$(76)	$(63)	$14	$(61)	$(47)
Realized and unrealized gains/(losses) included in regulatory assets/liabilities	12	12	24	(1)	(21)	(22)
Settlements	(4)	2	(2)	(3)	4	1
Ending balance at September 30	$21	$(62)	$(41)	$10	$(78)	$(68)
Change in unrealized gains/(losses) related to assets/liabilities held at September 30	$11	$11	$22	$(1)	$(19)	$(20)
For the nine months ended September 30:
Beginning balance at January 1	$6	$(53)	$(47)	$4	$(68)	$(64)
Realized and unrealized gains/(losses) included in regulatory assets/liabilities	28	(18)	10	13	(23)	(10)
Settlements	(13)	9	(4)	(7)	13	6
Ending balance at September 30	$21	$(62)	$(41)	$10	$(78)	$(68)
Change in unrealized gains/(losses) related to assets/liabilities held at September 30	$21	$(17)	$4	$10	$(18)	$(8)
All gains or losses related to our Level 3 derivative commodity contracts are expected to be collected or refunded through customer rates; therefore, there is no impact to either net income or other comprehensive income resulting from changes in the fair value of these instruments.
The following table describes the valuation techniques and significant unobservable inputs utilized for the fair value of our Level 3 power derivative contract assets and liabilities as of September 30, 2025, and December 31, 2024:

		Fair Value					Weighted Average(b)
	Commodity	Assets	Liabilities	Valuation Technique(s)	Unobservable Input(a)	Range
2025	Power(c)	$22	$(63)	Discounted cash flow	Average forward peak and off-peak pricing – forwards/swaps ($/MWh)	33 – 67	43
					Nodal basis ($/MWh)	(10) – 2	(5)
2024	Power(c)	$6	$(53)	Discounted cash flow	Average forward peak and off-peak pricing – forwards/swaps ($/MWh)	32 – 69	45
					Nodal basis ($/MWh)	(8) – (2)	(5)
(a)Generally, significant increases (decreases) in these inputs in isolation would result in a significantly higher (lower) fair value measurement.
(b)Unobservable inputs were weighted by relative fair value.
(c)Valuations use visible forward prices adjusted for nodal-to-hub basis differentials.
The following table sets forth the carrying amount and, by level within the fair value hierarchy, the fair value of long-term debt (including current portion) disclosed, but not recorded, at fair value as of September 30, 2025, and December 31, 2024:

Long-Term Debt (Including Current Portion):	Carrying Amount(a)	Fair Value
		Level 2	Level 3		Total
	September 30, 2025
Ameren(b)	$19,201	$17,532	$556	(c)	$18,088
Ameren Missouri(d)	8,246	7,662	—		7,662
Ameren Illinois(d)	6,258	5,815	—		5,815
	December 31, 2024
Ameren(b)	$17,579	$15,395	$538	(c)	$15,933
Ameren Missouri(d)	7,745	6,926	—		6,926
Ameren Illinois(d)	5,852	5,243	—		5,243
(a)Included unamortized debt issuance costs, which were excluded from the fair value measurement, of $139 million, $63 million, and $56 million for Ameren, Ameren Missouri, and Ameren Illinois, respectively, as of September 30, 2025. Included unamortized debt issuance costs, which were excluded from the fair value measurement, of $129 million, $62 million, and $51 million for Ameren, Ameren Missouri, and Ameren Illinois, respectively, as of December 31, 2024.
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
Support Services Agreements
Ameren Missouri and Ameren Illinois had long-term receivables included in “Other assets” from Ameren Services of $18 million and $20 million, respectively, as of September 30, 2025, and $29 million and $32 million, respectively, as of December 31, 2024, related to Ameren Services’ allocated portion of Ameren’s pension and postretirement benefit plans.
Tax Allocation Agreement
See Note 1 – Summary of Significant Accounting Policies under Part II, Item 8, of the Form 10-K for a discussion of the tax allocation agreement. The following table presents the affiliate balances related to income taxes for Ameren Missouri and Ameren Illinois as of September 30, 2025, and December 31, 2024:

	September 30, 2025		December 31, 2024
	Ameren Missouri	Ameren Illinois	Ameren Missouri	Ameren Illinois
Income taxes payable to parent(a)	$3	$67	$—	$32
Income taxes receivable from parent(b)	2	—	28	—
(a)Included in “Accounts payable – affiliates” on the balance sheet.
(b)Included in “Accounts receivable – affiliates” on the balance sheet.
Effects of Related-party Transactions on the Statement of Income
The following table presents the impact on Ameren Missouri and Ameren Illinois of related-party transactions for the three and nine months ended September 30, 2025 and 2024:

				Three Months				Nine Months
Agreement	Income Statement Line Item			Ameren Missouri		Ameren Illinois		Ameren Missouri		Ameren Illinois
Ameren Missouri and Ameren Illinois	Operating Revenues	2025		$8	$	(b)		$23		$1
rent and facility services		2024		8		(b)		23		(b)
Ameren Missouri and Ameren Illinois miscellaneous	Operating Revenues	2025		$1	$	(b)		$1		$5
support services		2024		1		(b)		2		1
Total Operating Revenues		2025		$9	$	(b)		$24		$6
		2024		9		(b)		25		1
Ameren Missouri and Ameren Illinois	Purchased Power	2025		$2		$1		$7		$2
transmission services from ATXI		2024		3		1		7		2
Ameren Missouri and Ameren Illinois	Other Operations and Maintenance	2025	$	(b)	$	(b)	$	(b)		$3
rent and facility services		2024		(b)		(b)		(b)		(b)
Ameren Services support services	Other Operations and Maintenance	2025		$42		$39		$130		$119
agreement		2024		41		38		122		115
Total Other Operations and		2025		$42		$39		$130		$122
Maintenance		2024		41		38		122		115
Money pool interest	(Interest Charges)/Other Income, Net	2025	$	(b)	$	(b)	$	(b)	$	(b)
		2024		(b)		(b)		(3)		(2)
Long-term debt, net - related parties	(Interest Charges)	2025		$(1)	$	(b)		$(2)	$	(b)
		2024		—		—		—		—
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

Clean Air Act
Federal and state laws, including the CSAPR, regulate emissions of SO2 and NOx through the reduction of emissions at their source and the use and retirement of emission allowances available for state budgets. In 2022, the EPA proposed the Good Neighbor Rule to reduce the transport of ozone from power plants by reducing the amount of CSAPR NOx allowances available for compliance. The EPA subsequently rejected state implementation plans proposed by Missouri and other states to comply with the Good Neighbor Rule. The disapprovals for some state implementation plans, including Missouri’s, were stayed by multiple appellate courts, and in 2024, the United States Supreme Court issued a stay of a federal implementation plan. In March 2025, the EPA announced it would take steps to repeal the Good Neighbor Rule and work with states on their implementation plans. Ameren Missouri complies with the current CSAPR requirements by minimizing emissions with low-sulfur coal, operation of two scrubbers at its Sioux Energy Center, and optimization of existing NOx air pollution control equipment. If the EPA repeals the currently stayed Good Neighbor Rule, Ameren Missouri would not expect additional NOx controls at its coal-fired energy centers to be necessary.
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
MATS
In April 2024, the EPA revised the MATS by establishing a more stringent standard for emissions of particulate matter, as well as requiring the use of continuous emissions monitoring systems. In April 2025, the presidential administration issued a proclamation through which it granted owners of coal-fired energy centers, including Ameren Missouri, a two-year extension of the compliance deadline. As such, the compliance deadline for the Labadie and Sioux energy centers is now set for July 2029. In June 2025, the EPA issued a proposed rule to repeal the April 2024 revisions to the MATS. The EPA expects to issue a final rule by the end of 2025.
NSPS
In November 2024, the EPA issued a proposed rule revising the NSPS to limit emissions of NOx from natural gas-fired stationary CTs. If adopted as proposed, the rule would require such natural gas facilities which began construction after December 13, 2024, to install certain pollution control equipment to limit emissions of NOx. In addition, the EPA proposed to maintain the current limits for SO2 at such natural gas facilities. As discussed above, in June 2025, the EPA issued a proposed rule to repeal all greenhouse gas emissions standards for fossil fuel-fired power plants, including the NSPS. The EPA expects to issue a final rule by the end of 2025.
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
CCR Management
The EPA’s 2015 CCR Rule establishes requirements for the management and disposal of CCR from coal-fired power plants and has resulted in the closure of surface impoundments at Ameren Missouri’s energy centers, with closures of surface impoundments in process at its Sioux Energy Center and retired Meramec Energy Center. Ameren Missouri plans to substantially complete the closures of remaining surface impoundments by the end of 2026. Ameren Missouri’s CCR management compliance plan includes installation of groundwater monitoring equipment and groundwater treatment facilities. In April 2024, the EPA revised the CCR Rule to impose groundwater monitoring, and corrective action, closure, and post-closure requirements on certain active and inactive CCR surface impoundments and disposal units not previously included in the 2015 CCR Rule. Ameren and Ameren Missouri have AROs of $40 million associated with CCR storage facilities recorded on their respective balance sheets as of September 30, 2025. This amount includes an immaterial incremental ARO related to the 2024 CCR Rule, which may be revised as additional site studies are performed. The EPA could reconsider aspects of the 2015 and 2024 CCR rules. Ameren and Ameren Missouri are monitoring the ongoing legal challenges and regulatory developments but, at this time, cannot predict the final impacts of the 2024 CCR Rule on their results of operations, financial position, and liquidity.

Remediation
The Ameren Companies are involved in a number of remediation actions to clean up sites impacted by the use or disposal of materials containing hazardous substances. Federal and state laws can require responsible parties to fund remediation regardless of their degree of fault, the legality of original disposal, or the ownership of a disposal site.
As of September 30, 2025, Ameren Illinois has remediated the majority of the 44 former MGP sites in Illinois with an estimated remaining obligation primarily related to three of these former MGP sites at $45 million to $90 million. Ameren and Ameren Illinois recorded a liability of $45 million to represent the estimated minimum obligation for these sites, as no other amount within the range was a better estimate. Ameren and Ameren Illinois cannot estimate the completion dates of the estimated remaining obligation due to site accessibility, among other things.
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
Insurance
The following table presents insurance coverage at Ameren Missouri’s Callaway Energy Center at September 30, 2025:

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
NOTE 11 – RETIREMENT BENEFITS
The following table presents the components of the net periodic benefit cost (income) incurred for Ameren’s pension and postretirement benefit plans for the three and nine months ended September 30, 2025 and 2024:

	Pension Benefits				Postretirement Benefits
	Three Months		Nine Months		Three Months		Nine Months
	2025	2024	2025	2024	2025	2024	2025	2024
Service cost(a)	$21	$22	$62	$66	$3	$3	$8	$9
Non-service cost components:
Interest cost	58	56	175	167	11	11	33	33
Expected return on plan assets(b)	(76)	(82)	(227)	(246)	(24)	(23)	(71)	(69)
Amortization of(b):
Prior service cost (credit)	—	—	—	—	(1)	(1)	(3)	(3)
Actuarial (gain)	(9)	(17)	(26)	(50)	(9)	(9)	(27)	(29)
Total non-service cost components(c)	$(27)	$(43)	$(78)	$(129)	$(23)	$(22)	$(68)	$(68)
Net periodic benefit income(d)	$(6)	$(21)	$(16)	$(63)	$(20)	$(19)	$(60)	$(59)
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

Ameren Missouri and Ameren Illinois are responsible for their respective share of Ameren’s pension and other postretirement costs. The following table presents the respective share of net periodic pension and other postretirement benefit costs (income) incurred for the three and nine months ended September 30, 2025 and 2024:

	Pension Benefits				Postretirement Benefits
	Three Months		Nine Months		Three Months		Nine Months
	2025	2024	2025	2024	2025	2024	2025	2024
Ameren Missouri(a)	$(4)	$(11)	$(11)	$(33)	$(7)	$(6)	$(21)	$(20)
Ameren Illinois	(1)	(8)	(3)	(25)	(13)	(13)	(39)	(39)
Other	(1)	(2)	(2)	(5)	—	—	—	—
Ameren(a)	$(6)	$(21)	$(16)	$(63)	$(20)	$(19)	$(60)	$(59)
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
The following table presents a reconciliation of the federal statutory corporate income tax rate to the effective income tax rate for the three and nine months ended September 30, 2025 and 2024:

	Ameren		Ameren Missouri		Ameren Illinois
	2025	2024	2025	2024	2025	2024
Three Months
Federal statutory corporate income tax rate	21%	21%	21%	21%	21%	21%
Increases (decreases) from:
Amortization of excess deferred taxes(a)	(7)	(9)	(9)	(15)	(4)	(4)
Revaluation of excess deferred income taxes(b)	(7)	—	—	—	(14)	—
Amortization of deferred investment tax credit	(1)	—	(1)	—	—	—
Renewable and other tax credits(c)	(3)	(4)	(7)	(10)	—	—
State tax	5	4	3	3	7	7
Depreciation differences	(1)	—	(1)	(1)	(1)	—
Other permanent items	—	(1)	—	—	1	—
Effective income tax rate	7%	11%	6%	(2)%	10%	24%
Nine Months
Federal statutory corporate income tax rate	21%	21%	21%	21%	21%	21%
Increases (decreases) from:
Amortization of excess deferred taxes(a)	(7)	(8)	(9)	(14)	(4)	(4)
Revaluation of excess deferred income taxes(b)	(3)	—	—	—	(4)	—
Amortization of deferred investment tax credit	(1)	—	(1)	—	—	—
Renewable and other tax credits(c)	(3)	(5)	(7)	(10)	—	—
State tax	5	5	3	3	7	7
Depreciation differences	(1)	—	(1)	(1)	—	—
Effective income tax rate	11%	13%	6%	(1)%	20%	24%

(a)Reflects the amortization of amounts resulting from the revaluation of deferred income taxes subject to regulatory ratemaking, which are being refunded to customers. Deferred income taxes are revalued when federal or state income tax rates change, and the offset to the revaluation of deferred income taxes subject to regulatory ratemaking is recorded to a regulatory asset or liability.
(b)In 2024, the IRS issued a series of private letter rulings to another taxpayer, which provided guidance on applying IRS normalization rules to the calculation of tax benefits applicable to the ratemaking treatment related to net operating loss carryforwards. The rulings concluded that, for ratemaking purposes, net operating loss carryforwards should be reflected on a separate company basis and should not be reduced by payments received for the utilization of losses by other affiliates under a tax allocation agreement. In 2025, the FERC issued an order reflecting implementation of the rules for the other taxpayer who had a similar fact pattern as Ameren Illinois and ATXI. Accordingly, in the third quarter of 2025, Ameren and Ameren Illinois decreased income tax expense by $48 million and $23 million, respectively, to reflect the revaluation of excess deferred income tax regulatory liabilities resulting from TCJA for FERC-regulated jurisdictions pursuant to IRS guidance and recent FERC order.
(c)The benefit of the renewable credits associated with Missouri renewable energy standard compliance is refunded to customers through the RESRAM. The benefit of the renewable credits associated with the production and investment tax credit tracker will be refunded to customers based on MoPSC approval in a regulatory rate review.
NOTE 13 – SUPPLEMENTAL INFORMATION
Cash, Cash Equivalents, and Restricted Cash
The following table provides a reconciliation of cash, cash equivalents, and restricted cash reported within the balance sheets and the statements of cash flows at September 30, 2025, and December 31, 2024:

	September 30, 2025			December 31, 2024
	Ameren	Ameren Missouri	Ameren Illinois	Ameren	Ameren Missouri	Ameren Illinois
“Cash and cash equivalents”	$9	$—	$—	$7	$—	$—
Restricted cash included in “Other current assets” (a)	95	86	6	15	7	6
Restricted cash included in “Other assets”	324	—	324	296	—	296
Restricted cash included in “Nuclear decommissioning trust fund”	7	7	—	10	10	—
Total cash, cash equivalents, and restricted cash	$435	$93	$330	$328	$17	$302
(a)Included in “Restricted cash” on Ameren Missouri’s balance sheet.
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
Accounts Receivable
“Accounts receivable – trade” on Ameren’s and Ameren Illinois’ balance sheets include certain receivables purchased at a discount from alternative retail electric suppliers that elect to participate in the utility consolidated billing program. At September 30, 2025, and December 31, 2024, Ameren’s and Ameren Illinois’ balance sheets included payables for purchased receivables of $55 million and $43 million, respectively. On Ameren’s balance sheet, these amounts were included in “Other current liabilities”.

The following table provides a reconciliation of the beginning and ending amount of the allowance for doubtful accounts for the three and nine months ended September 30, 2025 and 2024:

	Three Months		Nine Months
	2025	2024	2025	2024
Ameren:
Beginning of period	$39	$37	$30	$30
Bad debt expense	18	12	37	28
Charged to other accounts(a)	2	2	5	6
Net write-offs	(21)	(20)	(34)	(33)
End of period	$38	$31	$38	$31
Ameren Missouri:
Beginning of period	$12	$12	$12	$12
Bad debt expense	7	3	11	8
Net write-offs	(4)	(3)	(8)	(8)
End of period	$15	$12	$15	$12
Ameren Illinois:(b)
Beginning of period	$27	$25	$18	$18
Bad debt expense	11	9	26	20
Charged to other accounts(a)	2	2	5	6
Net write-offs	(17)	(17)	(26)	(25)
End of period	$23	$19	$23	$19
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
Supplemental Cash Flow Information
The following table provides noncash financing and investing activity excluded from the statements of cash flows for the nine months ended September 30, 2025 and 2024:

	September 30, 2025			September 30, 2024
	Ameren	Ameren Missouri	Ameren Illinois	Ameren	Ameren Missouri	Ameren Illinois
Investing:
Accrued capital expenditures, including nuclear fuel expenditures	$412	$277	$147	$404	$257	$127
Net realized and unrealized gain – nuclear decommissioning trust fund	136	136	—	163	163	—
Financing:
Issuance of common stock for stock-based compensation	$25	$—	$—	$16	$—	$—
Issuance of common stock under the DRPlus	7	—	—	7	—	—

Asset Retirement Obligations
The following table provides a reconciliation of the beginning and ending carrying amount of AROs for the nine months ended September 30, 2025:

	Ameren Missouri		Ameren Illinois		Ameren
Balance at December 31, 2024	$823	(a)	$4	(b)	$827	(a)
Liabilities settled	(7)		—		(7)
Accretion	27	(c)	—		27	(c)
Change in estimates	1		1		2
Balance at September 30, 2025	$844	(a)	$5	(b)	$849	(a)
(a)Balance included $5 million in “Other current liabilities” on the balance sheet as of both September 30, 2025, and December 31, 2024.
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
For the nine months ended September 30, 2025 and 2024, excess tax benefits (deficiencies) associated with the settlement of stock-based compensation awards decreased income tax expense by $1 million and increased income tax expense by $1 million, respectively.
Deferred Compensation
At September 30, 2025, and December 31, 2024, the present value of benefits to be paid for deferred compensation obligations was $80 million and $79 million, respectively, which was primarily reflected in “Other deferred credits and liabilities” on Ameren’s consolidated balance sheet.
Operating Revenues
As of September 30, 2025 and 2024, our remaining performance obligations for contracts with a term greater than one year were immaterial. The Ameren Companies elected not to disclose the aggregate amount of the transaction price allocated to the performance obligations that are unsatisfied as of the end of the reporting period for contracts with an initial expected term of one year or less.
See Note 14 – Segment Information for disaggregated revenue information.
Excise Taxes
Ameren Missouri and Ameren Illinois collect from their customers excise taxes, including municipal and state excise taxes and gross receipts taxes that are levied on the sale or distribution of natural gas and electricity. The following table presents the excise taxes recorded on a gross basis in “Operating Revenues – Electric,” “Operating Revenues – Natural gas” and “Operating Expenses – Taxes other than income taxes” on the statements of income for the three and nine months ended September 30, 2025 and 2024:

	Three Months		Nine Months
	2025	2024	2025	2024
Ameren Missouri	$69	$60	$150	$136
Ameren Illinois	30	29	104	94
Ameren	$99	$89	$254	$230

Earnings per Share
The following table reconciles the basic weighted-average number of common shares outstanding to the diluted weighted-average number of common shares outstanding for the three and nine months ended September 30, 2025 and 2024:

	Three Months		Nine Months
	2025	2024	2025	2024
Weighted-average Common Shares Outstanding – Basic	270.4	266.8	270.2	266.6
Assumed settlement of performance share units and restricted stock units	0.8	0.4	0.9	0.3
Dilutive effect of forward sale agreements	1.0	0.1	0.6	—
Weighted-average Common Shares Outstanding – Diluted(a)	272.2	267.3	271.7	266.9
(a)There was an immaterial number of anti-dilutive performance share units excluded from the earnings per diluted share calculations for the three and nine months ended September 30, 2025 and 2024. Outstanding forward sale agreements as of September 30, 2025 and 2024 that were anti-dilutive for the nine months ended September 30, 2025 and the three and nine months ended September 30, 2024 were excluded from the earnings per diluted share calculation as calculated using the treasury stock method. For additional information about the outstanding forward sale agreements, see Note 4 – Long-term Debt and Equity Financings.

NOTE 14 – SEGMENT INFORMATION
The following tables present revenues, net income attributable to common shareholders, and capital expenditures by segment at Ameren and Ameren Illinois for the three and nine months ended September 30, 2025 and 2024. Ameren, Ameren Missouri, and Ameren Illinois management review segment capital expenditure information rather than any individual or total asset amount. For additional information about our segments, see Note 16 – Segment Information under Part II, Item 8, of the Form 10-K.
Ameren

	Ameren Missouri	Ameren Illinois Electric Distribution	Ameren Illinois Natural Gas	Ameren Transmission		Other	Intersegment Eliminations	Ameren
Three Months 2025:
External revenues	$1,696	$698	$117	$188		$—	$—	$2,699
Intersegment revenues	9	1	—	52		—	(62)	—
Revenue	1,705	699	117	240		—	(62)	2,699
Fuel and purchased power(a)	(487)	(330)	—	—		—	49	(768)
Natural gas purchased for resale(a)	(6)	—	(19)	—		—	—	(25)
Other operations and maintenance expenses(a)	(260)	(171)	(55)	(19)		(10)	13	(502)
Other segment items
Depreciation and amortization	(239)	(92)	(33)	(49)		(2)	—	(415)
Taxes other than income taxes	(122)	(22)	(15)	(3)		(2)	—	(164)
Other income (expense), net	45	20	4	(3)		11	(1)	76
Interest charges	(85)	(28)	(16)	(31)		(49)	1	(208)
Income taxes (benefit)	(32)	(19)	4	16		(21)	—	(52)
Noncontrolling interests – preferred stock dividends	(1)	—	—	—		—	—	(1)
Net income (loss) attributable to Ameren common shareholders	518	57	(13)	151	(b)	(73)	—	640

Interest income	3	6	—	1		1	(1)	10
Capital expenditures	548	163	78	174		1	24	988
Three Months 2024:
External revenues	$1,333	$551	$121	$168		$—	$—	$2,173
Intersegment revenues	9	1	—	42		—	(52)	—
Revenue	1,342	552	121	210		—	(52)	2,173
Fuel and purchased power(a)	(334)	(204)	—	—		—	39	(499)
Natural gas purchased for resale(a)	(4)	—	(26)	—		—	—	(30)
Other operations and maintenance expenses(a)	(288)	(163)	(51)	(19)		(12)	13	(520)
Other segment items
Depreciation and amortization	(220)	(92)	(32)	(42)		(2)	—	(388)
Taxes other than income taxes	(109)	(21)	(14)	(2)		(4)	—	(150)
Other income (expense), net	51	23	6	8		16	(3)	101
Interest charges	(62)	(25)	(16)	(31)		(42)	3	(173)
Income taxes (benefit)	6	(14)	2	(34)		(17)	—	(57)
Noncontrolling interests – preferred stock dividends	(1)	—	—	—		—	—	(1)
Net income (loss) attributable to Ameren common shareholders	381	56	(10)	90	(b)	(61)	—	456

Interest income	2	6	1	—		2	(3)	8
Capital expenditures	735	152	83	174		2	(9)	1,137

	Ameren Missouri	Ameren Illinois Electric Distribution	Ameren Illinois Natural Gas	Ameren Transmission		Other	Intersegment Eliminations	Ameren
Nine Months 2025:
External revenues	$3,978	$1,838	$686	$515		$—	$—	$7,017
Intersegment revenues	24	6	—	143		—	(173)	—
Revenue	4,002	1,844	686	658		—	(173)	7,017
Fuel and purchased power(a)	(1,431)	(765)	—	—		—	132	(2,064)
Natural gas purchased for resale(a)	(45)	—	(188)	—		—	—	(233)
Other operations and maintenance expenses(a)	(748)	(493)	(165)	(56)		(26)	41	(1,447)
Other segment items
Depreciation and amortization	(642)	(276)	(98)	(146)		(6)	—	(1,168)
Taxes other than income taxes	(300)	(63)	(60)	(7)		(9)	—	(439)
Other income (expense), net	135	66	14	14		31	(3)	257
Interest charges	(215)	(80)	(47)	(89)		(142)	3	(570)
Income (taxes) benefit	(43)	(48)	(37)	(48)		31	—	(145)
Noncontrolling interests – preferred stock dividends	(3)	(1)	—	—		—	—	(4)
Net income (loss) attributable to Ameren common shareholders	710	184	105	326	(b)	(121)	—	1,204

Interest income	7	22	—	2		3	(3)	31
Capital expenditures	1,873	483	225	505		6	26	3,118
Nine Months 2024:
External revenues	$2,980	$1,566	$660	$476		$—	$—	$5,682
Intersegment revenues	25	1	—	110		—	(136)	—
Revenue	3,005	1,567	660	586		—	(136)	5,682
Fuel and purchased power(a)	(689)	(564)	—	—		—	99	(1,154)
Natural gas purchased for resale(a)	(41)	—	(173)	—		—	—	(214)
Other operations and maintenance expenses(a)	(789)	(452)	(168)	(54)		(29)	37	(1,455)
Other segment items
Depreciation and amortization	(623)	(278)	(98)	(121)		(5)	—	(1,125)
Taxes other than income taxes	(287)	(57)	(55)	(6)		(11)	—	(416)
Other income (expense), net	144	72	20	14		54	(11)	293
Interest charges	(187)	(73)	(46)	(89)		(108)	11	(492)
Income (taxes) benefit	4	(41)	(38)	(89)		24	—	(140)
Noncontrolling interests – preferred stock dividends	(3)	(1)	—	—		—	—	(4)
Net income (loss) attributable to Ameren common shareholders	534	173	102	241	(b)	(75)	—	975

Interest income	7	21	1	1		10	(11)	29
Capital expenditures	1,839	468	202	515		6	(1)	3,029
(a)Significant segment expense that is regularly provided to the CODMs. Intersegment expenses are included within the amounts shown.
(b)Ameren Transmission earnings reflect an allocation of financing costs from Ameren (parent)

Ameren Illinois

	Ameren Illinois Electric Distribution	Ameren Illinois Natural Gas	Ameren Illinois Transmission	Intersegment Eliminations	Ameren Illinois
Three Months 2025:
External revenues	$699	$117	$130	$—	$946
Intersegment revenues	—	—	46	(46)	—
Revenue	699	117	176	(46)	946
Purchased power(a)	(330)	—	—	46	(284)
Natural gas purchased for resale(a)	—	(19)	—	—	(19)
Other operations and maintenance expenses(a)	(171)	(55)	(15)	—	(241)
Other segment items
Depreciation and amortization	(92)	(33)	(37)	—	(162)
Taxes other than income taxes	(22)	(15)	(1)	—	(38)
Other income, net	20	4	6	—	30
Interest charges	(28)	(16)	(23)	—	(67)
Income taxes	(19)	4	(2)	—	(17)
Net income (loss) available to common shareholder	57	(13)	104	—	148

Interest income	6	—	1	—	7
Capital expenditures	163	78	144	—	385
Three Months 2024:
External revenues	$552	$121	$120	$—	$793
Intersegment revenues	—	—	35	(35)	—
Revenue	552	121	155	(35)	793
Purchased power(a)	(204)	—	—	35	(169)
Natural gas purchased for resale(a)	—	(26)	—	—	(26)
Other operations and maintenance expenses(a)	(163)	(51)	(15)	—	(229)
Other segment items
Depreciation and amortization	(92)	(32)	(31)	—	(155)
Taxes other than income taxes	(21)	(14)	(2)	—	(37)
Other income, net	23	6	8	—	37
Interest charges	(25)	(16)	(22)	—	(63)
Income taxes	(14)	2	(25)	—	(37)
Net income (loss) available to common shareholder	56	(10)	68	—	114

Interest income	6	1	—	—	7
Capital expenditures	152	83	139	—	374
Nine Months 2025:
External revenues	$1,844	$686	$359	$—	$2,889
Intersegment revenues	—	—	123	(123)	—
Revenue	1,844	686	482	(123)	2,889
Purchased power(a)	(765)	—	—	123	(642)
Natural gas purchased for resale(a)	—	(188)	—		(188)
Other operations and maintenance expenses(a)	(493)	(165)	(44)		(702)
Other segment items
Depreciation and amortization	(276)	(98)	(110)		(484)
Taxes other than income taxes	(63)	(60)	(3)		(126)
Other income, net	66	14	21		101
Interest charges	(80)	(47)	(65)		(192)
Income taxes	(48)	(37)	(49)		(134)
Noncontrolling interests – preferred stock dividends	(1)	—	—		(1)
Net income available to common shareholder	184	105	232	—	521

Interest income	22	—	2	—	24
Capital expenditures	483	225	419	—	1,127

	Ameren Illinois Electric Distribution	Ameren Illinois Natural Gas	Ameren Illinois Transmission	Intersegment Eliminations	Ameren Illinois
Nine Months 2024:
External revenues	$1,567	$660	$332	$—	$2,559
Intersegment revenues	—	—	90	(90)	—
Revenue	1,567	660	422	(90)	2,559
Purchased power(a)	(564)	—	—	90	(474)
Natural gas purchased for resale(a)	—	(173)	—		(173)
Other operations and maintenance expenses(a)	(452)	(168)	(43)		(663)
Other segment items
Depreciation and amortization	(278)	(98)	(86)		(462)
Taxes other than income taxes	(57)	(55)	(4)		(116)
Other income, net	72	20	13		105
Interest charges	(73)	(46)	(59)		(178)
Income taxes	(41)	(38)	(65)		(144)
Noncontrolling interests – preferred stock dividends	(1)	—	—		(1)
Net income available to common shareholder	173	102	178	—	453

Interest income	21	1	—	—	22
Capital expenditures	468	202	421	—	1,091
(a)Significant segment expense that is regularly provided to the CODMs. Intersegment expenses are included within the amounts shown.

The following tables present disaggregated revenues by segment at Ameren and Ameren Illinois for the three and nine months ended September 30, 2025 and 2024. Economic factors affect the nature, timing, amount, and uncertainty of revenues and cash flows in a similar manner across customer classes. Revenues from alternative revenue programs have a similar distribution among customer classes as revenues from contracts with customers. Other revenues not associated with contracts with customers are presented in the Other customer classification, along with electric transmission, off-system sales, and capacity revenues.
Ameren

	Ameren Missouri	Ameren Illinois Electric Distribution		Ameren Illinois Natural Gas	Ameren Transmission	Intersegment Eliminations	Ameren
Three Months 2025:
Residential	$702	$469		$—	$—	$—	$1,171
Commercial	537	235		—	—	—	772
Industrial	119	46		—	—	—	165
Other	327	(51)	(a)	—	240	(61)	455
Total electric revenues	$1,685	$699		$—	$240	$(61)	$2,563
Residential	$9	$—		$70	$—	$—	$79
Commercial	5	—		21	—	—	26
Industrial	—	—		2	—	—	2
Other	6	—		24	—	(1)	29
Total natural gas revenues	$20	$—		$117	$—	$(1)	$136
Total revenues(b)	$1,705	$699		$117	$240	$(62)	$2,699
Three Months 2024:
Residential	$590	$339		$—	$—	$—	$929
Commercial	465	184		—	—	—	649
Industrial	108	38		—	—	—	146
Other	161	(9)	(a)	—	210	(51)	311
Total electric revenues	$1,324	$552		$—	$210	$(51)	$2,035
Residential	$9	$—		$77	$—	$—	$86
Commercial	5	—		19	—	—	24
Industrial	—	—		2	—	—	2
Other	4	—		23	—	(1)	26
Total natural gas revenues	$18	$—		$121	$—	$(1)	$138
Total revenues(b)	$1,342	$552		$121	$210	$(52)	$2,173
Nine Months 2025:
Residential	$1,483	$1,132		$—	$—	$—	$2,615
Commercial	1,154	596		—	—	—	1,750
Industrial	269	144		—	—	—	413
Other	987	(28)	(a)	—	658	(172)	1,445
Total electric revenues	$3,893	$1,844		$—	$658	$(172)	$6,223
Residential	$65	$—		$486	$—	$—	$551
Commercial	29	—		126	—	—	155
Industrial	3	—		9	—	—	12
Other	12	—		65	—	(1)	76
Total natural gas revenues	$109	$—		$686	$—	$(1)	$794
Total revenues(b)	$4,002	$1,844		$686	$658	$(173)	$7,017

	Ameren Missouri	Ameren Illinois Electric Distribution		Ameren Illinois Natural Gas	Ameren Transmission	Intersegment Eliminations	Ameren
Nine Months 2024:
Residential	$1,326	$947		$—	$—	$—	$2,273
Commercial	1,048	512		—	—	—	1,560
Industrial	246	130		—	—	—	376
Other	282	(22)	(a)	—	586	(135)	711
Total electric revenues	$2,902	$1,567		$—	$586	$(135)	$4,920
Residential	$62	$—		$466	$—	$—	$528
Commercial	26	—		111	—	—	137
Industrial	3	—		7	—	—	10
Other	12	—		76	—	(1)	87
Total natural gas revenues	$103	$—		$660	$—	$(1)	$762
Total revenues(b)	$3,005	$1,567		$660	$586	$(136)	$5,682
(a)Includes over-recoveries of various riders.
(b)The following table presents increases/(decreases) in revenues from alternative revenue programs and other revenues not from contracts with customers for the three and nine months ended September 30, 2025 and 2024:

	Ameren Missouri	Ameren Illinois Electric Distribution	Ameren Illinois Natural Gas	Ameren Transmission	Intersegment Eliminations	Ameren
Three Months 2025:
Revenues from alternative revenue programs	$—	$(187)	$(10)	$(12)	$—	$(209)
Other revenues not from contracts with customers	2	3	—	—	—	5
Three Months 2024:
Revenues from alternative revenue programs	$—	$(144)	$(9)	$(2)	$—	$(155)
Other revenues not from contracts with customers	2	2	—	—	—	4
Nine Months 2025:
Revenues from alternative revenue programs	$(4)	$(174)	$(6)	$(21)	$—	$(205)
Other revenues not from contracts with customers	5	11	2	—	(4)	14
Nine Months 2024:
Revenues from alternative revenue programs	$(7)	$(83)	$10	$11	$—	$(69)
Other revenues not from contracts with customers	4	5	2	—	—	11

Ameren Illinois

	Ameren Illinois Electric Distribution		Ameren Illinois Natural Gas	Ameren Illinois Transmission	Intersegment Eliminations	Ameren Illinois
Three Months 2025:
Residential	$469		$70	$—	$—	$539
Commercial	235		21	—	—	256
Industrial	46		2	—	—	48
Other	(51)	(a)	24	176	(46)	103
Total revenues(b)	$699		$117	$176	$(46)	$946
Three Months 2024:
Residential	$339		$77	$—	$—	$416
Commercial	184		19	—	—	203
Industrial	38		2	—	—	40
Other	(9)	(a)	23	155	(35)	134
Total revenues(b)	$552		$121	$155	$(35)	$793
Nine Months 2025:
Residential	$1,132		$486	$—	$—	$1,618
Commercial	596		126	—	—	722
Industrial	144		9	—	—	153
Other	(28)	(a)	65	482	(123)	396
Total revenues(b)	$1,844		$686	$482	$(123)	$2,889
Nine Months 2024:
Residential	$947		$466	$—	$—	$1,413
Commercial	512		111	—	—	623
Industrial	130		7	—	—	137
Other	(22)	(a)	76	422	(90)	386
Total revenues(b)	$1,567		$660	$422	$(90)	$2,559
(a)Includes over-recoveries of various riders.
(b)The following table presents increases/(decreases) in revenues from alternative revenue programs and other revenues not from contracts with customers for the Ameren Illinois segments for the three and nine months ended September 30, 2025 and 2024:

	Ameren Illinois Electric Distribution	Ameren Illinois Natural Gas	Ameren Illinois Transmission	Ameren Illinois
Three Months 2025:
Revenues from alternative revenue programs	$(187)	$(10)	$(12)	$(209)
Other revenues not from contracts with customers	3	—	—	3
Three Months 2024:
Revenues from alternative revenue programs	$(144)	$(9)	$(1)	$(154)
Other revenues not from contracts with customers	2	—	—	2
Nine Months 2025:
Revenues from alternative revenue programs	$(174)	$(6)	$(20)	$(200)
Other revenues not from contracts with customers	11	2	—	13
Nine Months 2024:
Revenues from alternative revenue programs	$(83)	$10	$9	$(64)
Other revenues not from contracts with customers	5	2	—	7

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
OVERVIEW
Net income attributable to Ameren common shareholders in the three months ended September 30, 2025, was $640 million, or $2.35 per diluted share, compared with $456 million, or $1.70 per diluted share, in the year-ago period. Net income attributable to Ameren common shareholders in the nine months ended September 30, 2025, was $1,204 million, or $4.43 per diluted share, compared with $975 million, or $3.65 per diluted share, in the year-ago period. Net income was favorably affected for the three and nine months ended September 30, 2025, by increased base rate revenues at Ameren Missouri effective June 1, 2025, pursuant to the April 2025 MoPSC electric rate order and decreased tax expense at Ameren Transmission due to the revaluation of excess deferred income tax regulatory liabilities. Earnings were also favorably affected for the three and nine months ended September 30, 2025, by decreased other operations and maintenance expenses not subject to formula rates, riders, or trackers, largely because of the absence in 2025 of an Ameren Missouri charge related to the resolution of outstanding claims in the NSR and Clean Air Act litigation associated with the Rush Island Energy Center. Additionally, earnings were favorably affected for the three and nine months ended September 30, 2025, by increased retail electric sales volumes at Ameren Missouri, primarily due to warmer July temperatures and colder winter temperatures in 2025 and growth in retail electric sales and by the increased deferral of financing costs related to rate base investments at Ameren Missouri, and by increased infrastructure investments at Ameren Transmission and Ameren Illinois Electric Distribution. Net income was unfavorably affected for the three and nine months ended September 30, 2025, by increased financing costs, primarily resulting from higher interest rates on higher debt balances at Ameren (parent) and Ameren Missouri and by increased other operations and maintenance expenses not subject to formula rates, riders, or trackers, excluding a charge related to the NSR and Clean Air Act litigation, primarily due to higher storm costs, higher energy center maintenance expenses, and higher transmission and distribution vegetation management costs.
Ameren’s strategic plan includes investing in rate-regulated energy infrastructure, enhancing regulatory frameworks and advocating for responsible policies, and optimizing operating performance to capitalize on opportunities to benefit our customers, communities, shareholders, and the environment. Ameren remains focused on disciplined cost management and strategic capital allocation. Ameren invested $3.1 billion in its rate-regulated businesses in the nine months ended September 30, 2025.
In April 2025, Missouri Senate Bill 4 was enacted and became effective in August 2025. The law includes certain provisions that affect the regulation of Ameren Missouri’s electric and natural gas businesses. These provisions create modifications to the PISA and integrated resource planning, require electric utilities to submit service tariff schedules for high-demand customers, allow the MoPSC to authorize inclusion of construction work in progress in rate base for new natural gas-fired generation facilities and new generation facilities approved through integrated resource planning, and allow natural gas utilities to file regulatory rate reviews using a future test year, among other things.

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
In November 2025, Ameren Missouri updated its May 2025 request with the MoPSC to modify its existing large primary service tariff to require customers requesting 75 MWs or more of demand and who are served at transmission level voltage to comply with additional tariff terms. The additional terms include a service term of 12 years plus a ramp period of up to five years to reach peak demand, minimum demand charges of 80% of contracted capacity, customer exit terms and fees, and customer credit and collateral requirements, among other terms. In addition, new customer programs would be available under this tariff, which allow customers to support renewable generation, battery storage, and/or nuclear generation through incremental payments. A decision by the MoPSC is expected by February 2026.
In June 2025, Ameren Missouri filed for a CCN with the MoPSC to construct the Big Hollow Natural Gas (800-MW facility) and the Big Hollow Battery Energy Storage (400-MW facility) projects. In August 2025, Ameren Missouri filed for a CCN to construct the Reform Solar Project (250-MW facility). Ameren Missouri expects decisions by the MoPSC in the first half of 2026.
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
In April 2025, Ameren Illinois filed for a reconciliation adjustment to its 2024 electric distribution service revenue requirement with the ICC. In September 2025, Ameren Illinois filed a revised reconciliation adjustment, requesting recovery of $60 million. The adjustment reflects Ameren Illinois’ actual 2024 recoverable costs, 2024 year-end rate base, and a capital structure composed of 50% common equity. In September 2025, the ICC staff submitted its calculation of the reconciliation adjustment, recommending recovery of $47 million. The ICC staff’s recommendation excluded an asset associated with other postretirement benefits from the rate base. An ICC decision in this proceeding is required by December 2025, and any approved adjustment would be collected from customers in 2026.
In January 2025, Ameren Illinois filed a request with the ICC seeking approval to increase its annual revenues for natural gas delivery service. In July 2025, Ameren Illinois filed a revised request seeking to increase its annual revenues by $135 million. The request is based on a 10.7% ROE, a capital structure composed of 52% common equity, and a rate base of $3.3 billion. Ameren Illinois used a 2026 future test year in this proceeding. In August 2025, the ICC staff filed a revised recommendation to increase Ameren Illinois’ annual revenues for natural gas delivery service by $104 million. The recommendation is based on a 9.93% ROE, a capital structure composed of 50% common equity, and a rate base of $3.2 billion. In addition, in August 2025, the Illinois Attorney General's office recommended an increase to annual revenues for natural gas delivery service of $55 million, based on a 9.45% ROE, a capital structure composed of 50% common equity, and a rate base of $3.0 billion. In October 2025, the administrative law judge issued a proposed order for an increase to annual revenues of $91 million. The order was consistent with the ICC staff’s recommendation with the exception of the exclusion of the non-service cost component of the net periodic benefit income related to other postretirement benefits in the annual revenue requirement. A decision by the ICC in this proceeding is required by early December 2025, with new rates expected to be effective in early December 2025.
In May 2025, Ameren Illinois filed its annual electric energy-efficiency formula rate update to increase its annual revenues by $12 million with the ICC. In August 2025, the ICC staff filed a recommendation supporting Ameren Illinois’ requested increase. An ICC decision in this proceeding is required by December 2025, with new rates effective in January 2026.

In August 2025, the ICC issued an order approving Ameren Illinois’ energy-efficiency plan that includes annual investments in electric energy-efficiency programs of approximately $126 million per year from 2026 through 2029. The ICC has the ability to reduce the amount of electric energy-efficiency savings goals in future program years if there are insufficient cost-effective programs available, which could reduce the investments in electric energy-efficiency programs.
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
Earnings Summary
The following table presents a summary of Ameren’s earnings for the three and nine months ended September 30, 2025 and 2024:

	Three Months		Nine Months
	2025	2024	2025	2024
Net income attributable to Ameren common shareholders	$640	$456	$1,204	$975
Earnings per common share – diluted	2.35	1.70	4.43	3.65
Net income attributable to Ameren common shareholders increased $184 million and earnings per diluted share increased 65 cents in the three months ended September 30, 2025, compared with the year-ago period. The increase was due to net income increases of $137 million, $61 million, and $1 million, at Ameren Missouri, Ameren Transmission and Ameren Illinois Electric Distribution, respectively. These increases were partially offset by an increase in net loss of $3 million at Ameren Illinois Natural Gas and $12 million for activity not reported as part of a segment, primarily at Ameren (parent).
Net income attributable to Ameren common shareholders increased $229 million and earnings per diluted share increased 78 cents in the nine months ended September 30, 2025, compared with the year-ago period. The increase was due to net income increases of $176 million, $85 million, $11 million, and $3 million at Ameren Missouri, Ameren Transmission, Ameren Illinois Electric Distribution, and Ameren Illinois Natural Gas, respectively. These increases were partially offset by an increase in net loss of $46 million for activity not reported as part of a segment, primarily at Ameren (parent).

Earnings per diluted share were favorably affected in the three and nine months ended September 30, 2025, compared to the year-ago periods (except where a specific period is referenced), by:
•increased base rate revenues at Ameren Missouri effective June 1, 2025, pursuant to the April 2025 MoPSC electric rate order and a lower base level of expenses, partially offset by financing costs otherwise recoverable under the PISA and RESRAM, depreciation and amortization on property, plant, and equipment previously eligible for deferral under the PISA and RESRAM, and the net recovery for amounts associated with the reduction in sales volumes resulting from MEEIA programs (28 cents and 36 cents per share, respectively);
•decreased income tax expense at Ameren Transmission resulting from the revaluation of excess deferred income tax regulatory liabilities, resulting from TCJA for FERC-regulated jurisdictions, related to ratemaking treatment of net operating loss carryforwards by affiliates under a tax allocation agreement, see Note 12 – Income Taxes under Part I, Item 1, of this report for additional information (18 cents per share for both periods);
•the absence of a 2024 charge recorded by Ameren Missouri, included in other operation and maintenance expenses, related to a settlement agreement with the United States Department of Justice that resolved all outstanding claims in the NSR and Clean Air Act litigation related to the Rush Island Energy Center (13 cents and 17 cents per share, respectively);
•increased retail electric sales volumes at Ameren Missouri, excluding customer energy-efficiency programs, primarily due to warmer July temperatures and colder winter temperatures compared to the prior-year periods, and growth in retail electric sales (estimated at 15 cents and 17 cents per share, respectively);
•increased base rate revenues at Ameren Missouri for the inclusion of previously deferred interest charges pursuant to the April 2025 MoPSC electric rate order effective June 1, 2025, and higher interest deferrals related to infrastructure investments associated with the PISA and RESRAM (4 cents and 13 cents per share, respectively);
•increased rate base investments at Ameren Transmission and Ameren Illinois Electric Distribution (5 cents and 11 cents per share, respectively);
•the absence of the October 2024 FERC order reducing the allowed base ROE for FERC regulated transmission rate base and required refunds for certain prior periods under the MISO tariff, which increased Ameren Transmission earnings (4 cents per share for both periods); and
•a higher allowance for equity funds used during construction at Ameren Transmission (4 cents per share in the nine months ended September 30, 2025).
Earnings per diluted share were unfavorably affected in the three and nine months ended September 30, 2025, compared to the year-ago periods, by:
•increased financing costs primarily due to higher interest rates on higher debt balances at Ameren (parent) and Ameren Missouri (6 cents and 20 cents per share, respectively);
•increased other operations and maintenance expenses not subject to formula rates, riders, or trackers, excluding a 2024 charge related to the NSR and Clean Air Act litigation discussed above, largely because of higher storm costs, higher energy center maintenance expense, and higher transmission and distribution expenditures for vegetation management costs at Ameren Missouri (6 cents and 9 cents per share, respectively);
•increased weighted-average basic common shares outstanding resulting from issuances of common shares (3 cents and 6 cents per share, respectively); and
•increased losses related to equity method investments (2 cents and 5 cents per share, respectively).
The cents per share variances above are presented based on the weighted-average basic common shares outstanding in the three and nine months ended September 30, 2024, and do not reflect the impact of dilution on earnings per share, unless otherwise noted. The amounts above other than variances related to income taxes have been presented net of income taxes using Ameren’s 2025 blended federal and state statutory tax rate of 26%. For additional details regarding the Ameren Companies’ results of operations, including explanations of Operating Revenues for both Electric Revenues and Natural Gas Revenues; Fuel and Purchased Power Expenses; Other Operations and Maintenance Expenses; Depreciation and Amortization Expenses; Taxes Other Than Income Taxes; Other Income, Net; Interest Charges; and Income Taxes, see the major headings below.

Below is Ameren’s table of income statement components by segment for the three and nine months ended September 30, 2025 and 2024:

	Ameren Missouri	Ameren Illinois Electric Distribution	Ameren Illinois Natural Gas	Ameren Transmission	Other / Intersegment Eliminations	Ameren
Three Months 2025:
Electric revenues	$1,685	$699	$—	$240	$(61)	$2,563
Natural gas revenues	20	—	117	—	(1)	136
Fuel and purchased power	(487)	(330)	—	—	49	(768)
Natural gas purchased for resale	(6)	—	(19)	—	—	(25)
Other operations and maintenance expenses	(260)	(171)	(55)	(19)	3	(502)
Depreciation and amortization expenses	(239)	(92)	(33)	(49)	(2)	(415)
Taxes other than income taxes	(122)	(22)	(15)	(3)	(2)	(164)
Operating income (loss)	591	84	(5)	169	(14)	825
Other income (expense), net	45	20	4	(3)	10	76
Interest charges	(85)	(28)	(16)	(31)	(48)	(208)
Income (taxes) benefit	(32)	(19)	4	16	(21)	(52)
Net income (loss)	519	57	(13)	151	(73)	641
Noncontrolling interests – preferred stock dividends	(1)	—	—	—	—	(1)
Net income (loss) attributable to Ameren common shareholders	$518	$57	$(13)	$151	$(73)	$640
Three Months 2024:
Electric revenues	$1,324	$552	$—	$210	$(51)	$2,035
Natural gas revenues	18	—	121	—	(1)	138
Fuel and purchased power	(334)	(204)	—	—	39	(499)
Natural gas purchased for resale	(4)	—	(26)	—	—	(30)
Other operations and maintenance expenses	(288)	(163)	(51)	(19)	1	(520)
Depreciation and amortization expenses	(220)	(92)	(32)	(42)	(2)	(388)
Taxes other than income taxes	(109)	(21)	(14)	(2)	(4)	(150)
Operating income (loss)	387	72	(2)	147	(18)	586
Other income, net	51	23	6	8	13	101
Interest charges	(62)	(25)	(16)	(31)	(39)	(173)
Income (taxes) benefit	6	(14)	2	(34)	(17)	(57)
Net income (loss)	382	56	(10)	90	(61)	457
Noncontrolling interests – preferred stock dividends	(1)	—	—	—	—	(1)
Net income (loss) attributable to Ameren common shareholders	$381	$56	$(10)	$90	$(61)	$456

	Ameren Missouri	Ameren Illinois Electric Distribution	Ameren Illinois Natural Gas	Ameren Transmission	Other / Intersegment Eliminations	Ameren
Nine Months 2025:
Electric revenues	$3,893	$1,844	$—	$658	$(172)	$6,223
Natural gas revenues	109	—	686	—	(1)	794
Fuel and purchased power	(1,431)	(765)	—	—	132	(2,064)
Natural gas purchased for resale	(45)	—	(188)	—	—	(233)
Other operations and maintenance expenses	(748)	(493)	(165)	(56)	15	(1,447)
Depreciation and amortization expenses	(642)	(276)	(98)	(146)	(6)	(1,168)
Taxes other than income taxes	(300)	(63)	(60)	(7)	(9)	(439)
Operating income (loss)	836	247	175	449	(41)	1,666
Other income, net	135	66	14	14	28	257
Interest charges	(215)	(80)	(47)	(89)	(139)	(570)
Income (taxes) benefit	(43)	(48)	(37)	(48)	31	(145)
Net income (loss)	713	185	105	326	(121)	1,208
Noncontrolling interests – preferred stock dividends	(3)	(1)	—	—	—	(4)
Net income (loss) attributable to Ameren common shareholders	$710	$184	$105	$326	$(121)	$1,204
Nine Months 2024:
Electric revenues	$2,902	$1,567	$—	$586	$(135)	$4,920
Natural gas revenues	103	—	660	—	(1)	762
Fuel and purchased power	(689)	(564)	—	—	99	(1,154)
Natural gas purchased for resale	(41)	—	(173)	—	—	(214)
Other operations and maintenance expenses	(789)	(452)	(168)	(54)	8	(1,455)
Depreciation and amortization expenses	(623)	(278)	(98)	(121)	(5)	(1,125)
Taxes other than income taxes	(287)	(57)	(55)	(6)	(11)	(416)
Operating income (loss)	576	216	166	405	(45)	1,318
Other income, net	144	72	20	14	43	293
Interest charges	(187)	(73)	(46)	(89)	(97)	(492)
Income (taxes) benefit	4	(41)	(38)	(89)	24	(140)
Net income (loss)	537	174	102	241	(75)	979
Noncontrolling interests – preferred stock dividends	(3)	(1)	—	—	—	(4)
Net income (loss) attributable to Ameren common shareholders	$534	$173	$102	$241	$(75)	$975

Below is Ameren Illinois’ table of income statement components by segment for the three and nine months ended September 30, 2025 and 2024:

	Ameren Illinois Electric Distribution	Ameren Illinois Natural Gas	Ameren Illinois Transmission	Other / Intersegment Eliminations	Ameren Illinois
Three Months 2025:
Electric revenues	$699	$—	$176	$(46)	$829
Natural gas revenues	—	117	—	—	117
Purchased power	(330)	—	—	46	(284)
Natural gas purchased for resale	—	(19)	—	—	(19)
Other operations and maintenance expenses	(171)	(55)	(15)	—	(241)
Depreciation and amortization expenses	(92)	(33)	(37)	—	(162)
Taxes other than income taxes	(22)	(15)	(1)	—	(38)
Operating income (loss)	84	(5)	123	—	202
Other income, net	20	4	6	—	30
Interest charges	(28)	(16)	(23)	—	(67)
Income (taxes) benefit	(19)	4	(2)	—	(17)
Net income (loss) attributable to Ameren common shareholders	$57	$(13)	$104	$—	$148
Three Months 2024:
Electric revenues	$552	$—	$155	$(35)	$672
Natural gas revenues	—	121	—	—	121
Purchased power	(204)	—	—	35	(169)
Natural gas purchased for resale	—	(26)	—	—	(26)
Other operations and maintenance expenses	(163)	(51)	(15)	—	(229)
Depreciation and amortization expenses	(92)	(32)	(31)	—	(155)
Taxes other than income taxes	(21)	(14)	(2)	—	(37)
Operating income (loss)	72	(2)	107	—	177
Other income, net	23	6	8	—	37
Interest charges	(25)	(16)	(22)	—	(63)
Income (taxes) benefit	(14)	2	(25)	—	(37)
Net income (loss) attributable to Ameren common shareholders	$56	$(10)	$68	$—	$114
Nine Months 2025:
Electric revenues	$1,844	$—	$482	$(123)	$2,203
Natural gas revenues	—	686	—	—	686
Purchased power	(765)	—	—	123	(642)
Natural gas purchased for resale	—	(188)	—	—	(188)
Other operations and maintenance expenses	(493)	(165)	(44)	—	(702)
Depreciation and amortization expenses	(276)	(98)	(110)	—	(484)
Taxes other than income taxes	(63)	(60)	(3)	—	(126)
Operating income	247	175	325	—	747
Other income, net	66	14	21	—	101
Interest charges	(80)	(47)	(65)	—	(192)
Income taxes	(48)	(37)	(49)	—	(134)
Net income	185	105	232	—	522
Preferred stock dividends	(1)	—	—	—	(1)
Net income attributable to common shareholder	$184	$105	$232	$—	$521

	Ameren Illinois Electric Distribution	Ameren Illinois Natural Gas	Ameren Illinois Transmission	Other / Intersegment Eliminations	Ameren Illinois
Nine Months 2024:
Electric revenues	$1,567	$—	$422	$(90)	$1,899
Natural gas revenues	—	660	—	—	660
Purchased power	(564)	—	—	90	(474)
Natural gas purchased for resale	—	(173)	—	—	(173)
Other operations and maintenance expenses	(452)	(168)	(43)	—	(663)
Depreciation and amortization expenses	(278)	(98)	(86)	—	(462)
Taxes other than income taxes	(57)	(55)	(4)	—	(116)
Operating income	216	166	289	—	671
Other income, net	72	20	13	—	105
Interest charges	(73)	(46)	(59)	—	(178)
Income taxes	(41)	(38)	(65)	—	(144)
Net income	174	102	178	—	454
Preferred stock dividends	(1)	—	—	—	(1)
Net income attributable to common shareholder	$173	$102	$178	$—	$453

Operating Revenues
The following table presents the increases (decreases) by Ameren segment for electric and natural gas revenues for the three and nine months ended September 30, 2025, compared with the year-ago periods:

Three Months	Ameren Missouri	Ameren Illinois Electric Distribution	Ameren Illinois Natural Gas	Ameren Transmission(a)	Other /Intersegment Eliminations	Ameren
Electric revenue change:
Base rates (estimate)(b)	$143	$23	$—	$30	$—	$196
Effect of weather (estimate)(c)	37	—	—	—	—	37
Retail sales volumes and changes in customer usage patterns (excluding the estimated effects of weather and MEEIA)	23	—	—	—	—	23
MEEIA performance incentives	3	—	—	—	—	3
Off-system sales, capacity, transmission, and FAC revenues, net	146	—	—	—	—	146
Ameren Illinois energy-efficiency program investment revenues	—	6	—	—	—	6
Securitized utility tariff bond surcharges	11	—	—	—	—	11
RESRAM(d)	(10)	—	—	—	—	(10)
Other	4	3	—	—	—	7
Cost recovery mechanisms – offset in fuel and purchased power(e)	(1)	126	—	—	(10)	115
Other cost recovery mechanisms(f)	5	(11)	—	—	—	(6)
Total electric revenue change	$361	$147	$—	$30	$(10)	$528
Natural gas revenue change:
Base rates (estimate)	$1	$—	$—	$—	$—	$1
Other	(1)	—	—	—	—	(1)
Cost recovery mechanisms – offset in natural gas purchased for resale(e)	2	—	(7)	—	—	(5)
Other cost recovery mechanisms(f)	—	—	3	—	—	3
Total natural gas revenue change	$2	$—	$(4)	$—	$—	$(2)
Nine Months
Electric revenue change:
Base rates (estimate)(b)	$187	$54	$—	$72	$—	$313
Effect of weather (estimate)(c)	48	—	—	—	—	48
Retail sales volumes and changes in customer usage patterns (excluding the estimated effects of weather and MEEIA)	23	—	—	—	—	23
MEEIA performance incentives	4	—	—	—	—	4
Off-system sales, capacity, and FAC revenues, net	745	—	—	—	—	745
Ameren Illinois energy-efficiency program investment revenues	—	10	—	—	—	10
Rush Island Energy Center base rate revenue deferral	(26)	—	—	—	—	(26)
Securitized utility tariff bond surcharges	35	—	—	—	—	35
RESRAM(d)	(17)	—	—	—	—	(17)
Other	9	12	—	—	(4)	17
Cost recovery mechanisms – offset in fuel and purchased power(e)	(19)	201	—	—	(33)	149
Other cost recovery mechanisms(f)	2	—	—	—	—	2
Total electric revenue change	$991	$277	$—	$72	$(37)	$1,303
Natural gas revenue change:
Base rates (estimate)	$1	$—	$—	$—	$—	$1
Effect of weather (estimate)(c)	9	—	—	—	—	9
VBA	—	—	7	—	—	7
Other	(1)	—	—	—	—	(1)
Cost recovery mechanisms – offset in natural gas purchased for resale(e)	(3)	—	15	—	—	12
Other cost recovery mechanisms(f)	—	—	4	—	—	4
Total natural gas revenue change	$6	$—	$26	$—	$—	$32
(a)Includes an increase in transmission revenues of $21 million and $60 million at Ameren Illinois for the three and nine months ended September 30, 2025, respectively, compared with the year-ago periods.
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
(e)Electric and natural gas revenue changes are offset by corresponding changes in “Fuel and purchased power” and “Natural gas purchased for resale” on the statement of income. For the three and nine months ended September 30, 2025, activity in Other/Intersegment Eliminations of $10 million and $33 million, respectively, was primarily due to the changes in Ameren Transmission revenue from transmission services provided to Ameren Illinois Electric Distribution (-$11 million and -$33 million, respectively). See Note 14 – Segment Information under Part I, Item 1, of this report for additional information on intersegment eliminations. These items have no overall impact on earnings.
(f)Offsetting expense increases or decreases are reflected in “Other operations and maintenance,” “Taxes other than income taxes,” or “Income taxes” on the statement of income. These items have no overall impact on earnings.
Electric Revenues
Ameren
Ameren’s electric revenues increased $528 million, or 26%, and $1,303 million, or 26%, for the three and nine months ended September 30, 2025, respectively, compared with the year-ago periods, primarily due to increased revenues at Ameren Missouri, Ameren Illinois Electric Distribution, and Ameren Transmission, as discussed below.
Ameren Transmission
Ameren Transmission’s electric revenues increased $30 million, or 14%, and $72 million, or 12%, for the three and nine months ended September 30, 2025, respectively, compared with the year-ago periods. Revenues were primarily affected by higher recoverable expenses
(+$12 million and +$44 million, respectively) and increased capital investment (+$8 million and +$18 million, respectively), as evidenced by a 7% increase in rate base used to calculate the revenue requirement. Additionally, revenues were favorably affected by a higher ROE
(+$10 million in both periods) due to the absence of the October 2024 FERC order that decreased base ROE for certain historical periods.
Ameren Missouri
Ameren Missouri’s electric revenues increased $361 million, or 27%, and $991 million, or 34%, for the three and nine months ended September 30, 2025, respectively, compared with the year-ago periods.
The following items increased Ameren Missouri’s electric revenues for the three and nine months ended September 30, 2025:
•“Off-system sales, capacity, transmission, and FAC revenues, net” increased $146 million and $745 million, respectively, primarily due to summer capacity prices increasing from $30 per MW-day in 2024 to $667 per MW-day in 2025 pursuant to the April 2025 annual MISO capacity auction.
•Higher electric base rates, excluding the change in base rates for the MEEIA customer energy-efficiency programs and the RESRAM, resulting from the April 2025 MoPSC electric rate order effective June 1, 2025, increased revenues an estimated $143 million and $187 million, respectively. See Note 2 – Rate and Regulatory Matters under Part I, Item 1, of this report for additional information regarding the April 2025 MoPSC electric rate order.
•The effect of weather increased revenues an estimated $37 million and $48 million, respectively, primarily due to warmer July temperatures and colder winter temperatures.
•Revenues increased $11 million and $35 million, respectively, due to surcharges related to the servicing of securitized utility tariff bonds issued in December 2024 to finance costs related to the accelerated retirement of the Rush Island Energy Center. This increase in revenue is offset by increases in interest and amortization expense. See Variable Interest Entities in Note 1 – Summary of Significant Accounting Policies under Part I, Item 1, of this report for additional information.
•Excluding the estimated effects of weather and the MEEIA customer energy-efficiency programs, electric revenues increased an estimated $23 million in both periods, primarily due to increased retail sales volumes and higher demand charges, partially offset by lower realized prices due to changes in customer usage patterns.

The following items decreased Ameren Missouri’s electric revenues for the three and nine months ended September 30, 2025 (except where a specific period is referenced):
•In accordance with the June 2024 MoPSC financing order, revenues decreased $26 million for the nine months ended September 30, 2025, due to the deferral of base rate revenues to a regulatory liability related to the Rush Island Energy Center since its October 15, 2024 retirement date. The deferral ended with new rates effective June 1, 2025.
•Revenues associated with “Cost recovery mechanisms – offset in fuel and purchased power” decreased $19 million for the nine months ended September 30, 2025, due to decreased revenue related to the amortization of costs previously deferred under the FAC that were reflected in customer rates. The changes to “Cost recovery mechanisms - offset in fuel and purchased power” are fully offset by changes to “Cost recovery mechanisms - offset in electric revenue” in fuel and purchased power.
•RESRAM revenues decreased $10 million and $17 million, respectively. These changes are largely offset by changes in the “Depreciation and amortization” section of the statement of income.
Ameren Illinois
Ameren Illinois’ electric revenues increased $157 million, or 23%, and $304 million, or 16%, for the three and nine months ended September 30, 2025, respectively, compared with the year-ago periods, driven by increased revenues at Ameren Illinois Electric Distribution and Ameren Illinois Transmission.
Ameren Illinois Electric Distribution
Ameren Illinois Electric Distribution’s revenues increased $147 million, or 27%, and $277 million, or 18%, for the three and nine months ended September 30, 2025, respectively, compared with the year-ago periods.
The following items increased Ameren Illinois Electric Distribution’s revenues for the three and nine months ended September 30, 2025:
•Revenues associated with “Cost recovery mechanisms – offset in fuel and purchased power” increased $126 million and $201 million, respectively, due to increased purchased power expenses recovered from customers. The increase in electric revenues are fully offset by an increase in purchased power expenses under cost recovery mechanisms for purchased power, as discussed below.
•Base rates increased revenues by $23 million and $54 million, respectively, due to higher recoverable non-purchased power expenses
(+$22 million and +$46 million, respectively) and increased capital investment (+$1 million and +$7 million, respectively).
•Other revenues increased $3 million and $12 million, respectively, primarily due to mutual assistance provided to Ameren Missouri for major storms experienced in 2025 throughout its service territory and the recovery of and return on increased customer generation rebates.
•Revenues increased $6 million and $10 million, respectively, due to the recovery of and return on increased energy-efficiency program investments under performance-based formula ratemaking.
Other cost recovery mechanisms decreased revenues by $11 million for the three months ended September 30, 2025, primarily due to a lower amount of bad debt costs included in customer rates, effective June 2025, pursuant to the associated rider.
Ameren Illinois Transmission
Ameren Illinois Transmission’s revenues increased $21 million, or 14%, and $60 million, or 14%, for the three and nine months ended September 30, 2025, respectively, compared with the year-ago periods. Base rate revenues were primarily affected by higher recoverable expenses (+$8 million and +$39 million, respectively) and increased capital investment (+$6 million and +$14 million, respectively), as evidenced by an 8% increase in rate base used to calculate the revenue requirement. Additionally, revenues were favorably affected by a higher ROE (+$7 million in both periods) due to the absence of the October 2024 FERC order that decreased base ROE for certain historical periods.
Natural Gas Revenues
Ameren
Ameren’s natural gas revenues were comparable for the three months ended September 30, 2025, and increased $32 million, or 4%, for the nine months ended September 30, 2025, compared with the year-ago periods, due to increased revenues at Ameren Illinois Natural Gas and Ameren Missouri, as discussed below.
Ameren Missouri
Ameren Missouri’s natural gas revenues were comparable for the three months ended September 30, 2025, and increased $6 million, or 6%, for the nine months ended September 30, 2025, compared with the year-ago periods, primarily due to colder winter temperatures.

Ameren Illinois Natural Gas
Ameren Illinois Natural Gas’ revenues were comparable for the three months ended September 30, 2025, and increased $26 million, or 4%, for the nine months ended September 30, 2025, compared with the year-ago periods. “Cost recovery mechanisms – offset in natural gas purchased for resale” increased revenues $15 million for the nine months ended September 30, 2025, due to a higher collection of natural gas costs previously deferred under the PGA. Changes in natural gas revenues under the PGA are fully offset by changes in natural gas purchased for resale expenses. Revenues increased $7 million for the nine months ended September 30, 2025 due to a change in the timing of revenues recognized under the VBA. Revenues are decoupled from actual sales volumes for residential and small nonresidential customers, and the change in the timing of revenues is not expected to materially impact full-year results.
Fuel and Purchased Power
The following table presents the increases (decreases) by Ameren segment for fuel and purchased power for the three and nine months ended September 30, 2025, compared with the year-ago periods:

Three Months	Ameren Missouri	Ameren Illinois Electric Distribution	Ameren Illinois Natural Gas	Ameren Transmission	Other /Intersegment Eliminations	Ameren
Fuel and purchased power change:
Energy costs (excluding the estimated effect of weather)	$148	$—	$—	$—	$—	$148
Retail sales volume (excluding the estimated effect of weather)	3	—	—	—	—	3
Effect of weather (estimate)(a)	4	—	—	—	—	4
Effect of lower net energy costs included in base rates	(3)	—	—	—	—	(3)
Transmission service charges (not included in the FAC)	2	—	—	—	—	2
Cost recovery mechanisms – offset in electric revenue(b)	(1)	126	—	—	(10)	115
Total fuel and purchased power change	$153	$126	$—	$—	$(10)	$269
Nine Months
Fuel and purchased power change:
Energy costs (excluding the estimated effect of weather)	$750	$—	$—	$—	$—	$750
Retail sales volume (excluding the estimated effect of weather)	2	—	—	—	—	2
Effect of weather (estimate)(a)	8	—	—	—	—	8
Transmission service charges (not included in the FAC)	7	—	—	—	—	7
Effect of lower net energy costs included in base rates	(3)	—	—	—	—	(3)
Other	(3)	—	—	—	—	(3)
Cost recovery mechanisms – offset in electric revenue(b)	(19)	201	—	—	(33)	149
Total fuel and purchased power change	$742	$201	$—	$—	$(33)	$910
(a)Represents the estimated variation resulting primarily from changes in cooling and heating degree-days on electric demand compared with the year-ago periods; this variation is based on temperature readings from the National Oceanic and Atmospheric Administration weather stations at local airports in our service territories.
(b)“Cost recovery mechanisms — offset in electric revenue” changes are offset by corresponding changes in “Cost recovery mechanisms — offset in fuel and purchased power” in electric revenues. For the three and nine months ended September 30, 2025, activity in Other/Intersegment Eliminations of $10 million and $33 million, respectively, was primarily due to the changes in Ameren Transmission revenue from transmission services provided to Ameren Illinois Electric Distribution (-$11 million and -$33 million, respectively). See Note 14 – Segment Information under Part I, Item 1, of this report for additional information on intersegment eliminations. These items have no overall impact on earnings.

Ameren
Ameren Missouri and Ameren Illinois are generally allowed to pass on to customers prudently incurred costs for fuel and purchased power. Ameren’s electric fuel and purchased power expenses increased $269 million, or 54%, and $910 million, or 79%, for the three and nine months ended September 30, 2025, respectively, compared with the year-ago periods, primarily due to increased fuel and purchased power expenses at Ameren Missouri and Ameren Illinois Electric Distribution, as discussed below.
Ameren Missouri
Ameren Missouri’s fuel and purchased power expenses increased $153 million, or 46%, and $742 million, or 108%, for the three and nine months ended September 30, 2025, respectively, compared with the year-ago periods.
The following items increased Ameren Missouri’s fuel and purchased power expenses for the three and nine months ended September 30, 2025:
•Energy costs increased $148 million and $750 million, respectively, primarily due to summer capacity prices increasing from $30 per MW-day in 2024 to $667 per MW-day in 2025 pursuant to the April 2025 annual MISO capacity auction. Ameren Missouri’s 5% exposure to net energy cost variances under the FAC of $2 million and $5 million for the three and nine months ended September 30, 2025 is the difference between “Off-system sales, capacity, transmission, and FAC revenues, net” in electric revenues and “Energy costs (excluding the estimated effect of weather)”.
•Fuel and purchased power expenses increased an estimated $4 million and $8 million, respectively, due to an increase in electric retail sales related to weather.
•Transmission service charges (not included in the FAC) increased $2 million and $7 million, respectively, due to higher transmission rates related to increased revenue requirements of other MISO transmission operators.
“Cost recovery mechanisms — offset in electric revenue” decreased fuel and purchased power expenses $19 million for the nine months ended September 30, 2025, due to decreased amortization of costs previously deferred under the FAC. The changes to “Cost recovery mechanisms - offset in electric revenue” are fully offset by “Cost recovery mechanisms - offset in fuel and purchased power” in electric revenues.
Ameren Illinois Electric Distribution

Ameren Illinois Electric Distribution’s purchased power expenses increased $126 million, or 62%, and $201 million, or 36%, for the three and nine months ended September 30, 2025, respectively, compared with the year-ago periods, primarily due to summer capacity prices increasing from $30 per MW-day in 2024 to $667 per MW-day in 2025 pursuant to the April 2025 annual MISO capacity auction (+$47 million and +$88 million, respectively), increased volumes (+$29 million and +$51 million, respectively), primarily due to residential and small commercial customers switching from alternative retail electric suppliers to Ameren Illinois’ supplied power, increases in transmission service charges (+$11 million and +$36 million, respectively), and increased energy prices (+$33 million and +$15 million, respectively). The changes to “Cost recovery mechanisms - offset in electric revenue” are fully offset by changes to “Cost recovery mechanisms - offset in fuel and purchased power” in electric revenues.

Natural Gas Purchased for Resale
The following table presents the increases (decreases) by Ameren segment for natural gas purchased for resale for the three and nine months ended September 30, 2025, compared with the year-ago periods:

Three Months	Ameren Missouri	Ameren Illinois Electric Distribution	Ameren Illinois Natural Gas	Ameren Transmission	Other /Intersegment Eliminations	Ameren
Natural gas purchased for resale change:
Cost recovery mechanisms – offset in natural gas revenue(a)	$2	$—	$(7)	$—	$—	$(5)
Total natural gas purchased for resale change	$2	$—	$(7)	$—	$—	$(5)
Nine Months
Natural gas purchased for resale change:
Effect of weather (estimate)(b)	$7	$—	$—	$—	$—	$7
Cost recovery mechanisms – offset in natural gas revenue(a)	(3)	—	15	—	—	12
Total natural gas purchased for resale change	$4	$—	$15	$—	$—	$19
(a)Natural gas purchased for resale changes are offset by corresponding changes in “Natural gas revenues” on the statement of income. These items have no overall impact on earnings.
(b)Represents the estimated variation resulting primarily from changes in cooling and heating degree-days on natural gas demand compared with the year-ago periods; this variation is based on temperature readings from the National Oceanic and Atmospheric Administration weather stations at local airports in our service territories.
Ameren
Ameren Missouri and Ameren Illinois are allowed to pass on to customers prudently incurred costs for natural gas purchased for resale. Ameren’s natural gas purchased for resale expenses were comparable for the three months ended September 30, 2025, and increased $19 million, or 9%, for the nine months ended September 30, 2025, compared with the year-ago periods, primarily due to increased natural gas purchased for resale expenses at Ameren Illinois Natural Gas, as discussed below.
Ameren Missouri
Ameren Missouri’s natural gas purchased for resale expenses were comparable for the three and nine months ended September 30, 2025, compared with the year-ago periods.
Ameren Illinois Natural Gas
Ameren Illinois Natural Gas’ natural gas purchased for resale expenses decreased $7 million, or 27%, for the three months ended September 30, 2025, and increased $15 million, or 9%, for the nine months ended September 30, 2025, compared with the year-ago periods, primarily due to the amortization of natural gas costs that were previously deferred under the PGA. Changes in natural gas purchased for resale expenses are fully offset by changes in natural gas revenues under the PGA.

Other Operations and Maintenance Expenses

Increase (Decrease) by Segment
	Overall Ameren Decrease of $18 Million (QTD YoY)	Overall Ameren Decrease of $8 Million (YTD YoY)
Total by Segment(a)

$1,600
$1,400
$1,200
$1,000
$800
$600
$400
$200
$0
Millions
$502
$55
$171
$260
$520
$51
$163
$288
$1,447
$56
$165
$493
$748
$1,455
$54
$168
$452
$789
QTD 2025
QTD 2024
YTD 2025
YTD 2024

(a)Includes $19 million and $19 million at Ameren Transmission in the three months ended September 30, 2025 and 2024, respectively. Includes other/intersegment eliminations of $(3) million and $(1) million in the three months ended September 30, 2025 and 2024, respectively. Also includes other/intersegment eliminations of $(15) million and $(8) million in the nine months ended September 30, 2025 and 2024, respectively.

Ameren Missouri	Ameren Illinois Natural Gas	Other/Intersegment Eliminations

Ameren Illinois Electric Distribution	Ameren Transmission
Ameren
Other operations and maintenance expenses decreased $18 million and $8 million in the three and nine months ended September 30, 2025, due to the changes discussed below. In addition to changes by segments discussed below, other operations and maintenance expenses were comparable in the three months ended September 30, 2025 and decreased $7 million in the nine months ended September 30, 2025, respectively, for activity not reported as part of a segment, as reflected in “Other/Intersegment Eliminations” above. This is primarily due to a decrease of $13 million in the elimination of the non-service cost component of net periodic benefit income in the nine months ended September 30, 2025. The non-service cost component of net periodic benefit cost or income at Ameren Services is allocated to the segments and primarily included in the segments’ other operations and maintenance expenses. The decreases are offset by the absence of a gain on the sale of land of $9 million that occurred in 2024.
Ameren Transmission
Other operations and maintenance expenses were comparable between periods.
Ameren Missouri
Other operations and maintenance expenses decreased $28 million and $41 million in the three and nine months ended September 30, 2025, respectively, compared with the year-ago periods. The following items decreased other operations and maintenance expenses in the three and nine months ended September 30, 2025, compared with the year-ago periods:

•The absence in 2025 of a $44 million and $59 million charge in the three and nine months ended September 30, 2025, related to the NSR and Clean Air Act litigation associated with the Rush Island Energy Center.
•Expenses associated with the MEEIA customer energy-efficiency program decreased $4 million and $11 million, respectively, as approved by the MoPSC in November 2024.

The following items partially offset the decrease in other operations and maintenance expenses for the three and nine months ended September 30, 2025, compared with the year-ago periods (except where a specific period is referenced):

•Non-nuclear energy center operations and maintenance expenses increased $6 million and $10 million in the three and nine months ended September 30, 2025.
•Increased expense of $5 million and $9 million, respectively, for cloud-related software.
•Transmission and distribution storm-related expenses increased $8 million in the nine months ended September 30, 2025, primarily because of the major storms experienced throughout its service territory in 2025.
•Transmission and distribution expenditures, excluding major storm-related costs, increased $6 million and $4 million in the three and nine months ended September 30, 2025, respectively, largely due to increased vegetation management expenditures and higher levels of pole inspections.
Ameren Illinois
Other operations and maintenance expenses increased $12 million and $39 million in the three and nine months ended September 30, 2025, respectively, compared with the year-ago periods, primarily due to the following items:
Ameren Illinois Electric Distribution
Other operations and maintenance expenses increased $8 million and $41 million in the three and nine months ended September 30, 2025, respectively, primarily due to the following items (except where a specific period is referenced):
•Increased costs of $6 million and $11 million, respectively, resulting from compliance with new and expanding programs under CEJA.
•Bad debt costs on accounts receivables increased $10 million in the nine months ended September 30, 2025, primarily because of a higher base level of expenses included in customer rates pursuant to the associated rider.
•Increased costs associated with customer energy-efficiency investments under formula ratemaking of $3 million and $9 million, respectively, primarily due to amortization of regulatory assets.
•Increased expense of $4 million and $7 million, respectively, for cloud-related software.
•Distribution expenditures increased $3 million and $7 million, respectively, primarily due to higher levels of pole inspections and other maintenance activity.
•Injuries and damages increased $3 million and $5 million, respectively, primarily due to an increase in claims compared to the year-ago period.

The above increases in the three and nine months ended September 30, 2025, compared with the year-ago periods, were partially offset by the following items (except where a specific period is referenced):
•Bad debt costs on purchased receivables decreased $5 million and $11 million, respectively, primarily because of a lower base level of expenses included in customer rates pursuant to the associated rider.
•Reduction in environmental remediation rider costs of $3 million and $7 million, respectively.
•Bad debt costs on accounts receivables decreased $7 million in the three months ended September 30, 2025, primarily because of a lower base level of expenses included in customer rates, effective June 2025, pursuant to the associated rider.
Ameren Illinois Natural Gas
Other operations and maintenance expenses were comparable between periods.
Ameren Illinois Transmission
Other operations and maintenance expenses were comparable between periods.

Depreciation and Amortization Expenses

Increase (Decrease) by Segment
	Overall Ameren Increase of $27 Million (QTD YoY)	Overall Ameren Increase of $43 Million (YTD YoY)
Total by Segment(a)

$1,400
$1,200
$1,000
$800
$600
$400
$200
$0
Millions
$415
$49
$33
$92
$239
$388
$42
$32
$92
$220
$1,168
$146
$98
$276
$642
$1,125
$121
$98
$278
$623
QTD 2025
QTD 2024
YTD 2025
YTD 2024

(a)Includes other/intersegment eliminations of $2 million and $2 million in the three months ended September 30, 2025 and 2024, respectively. Also includes other/intersegment eliminations of $6 million and $5 million in the nine months ended September 30, 2025 and 2024, respectively.

Ameren Missouri	Ameren Illinois Natural Gas	Other/Intersegment Eliminations

Ameren Illinois Electric Distribution	Ameren Transmission
Depreciation and amortization expenses increased $27 million, $19 million, and $7 million in the three months ended September 30, 2025, compared with the year-ago period at Ameren, Ameren Missouri, and Ameren Transmission, respectively, primarily because of additional property, plant, and equipment investments. Depreciation and amortization expenses increased $43 million, $25 million, and $19 million in the nine months ended September 30, 2025, compared with the year-ago period at Ameren, Ameren Transmission, and Ameren Missouri, respectively, primarily because of additional property, plant, and equipment investments. Ameren’s and Ameren Missouri’s depreciation and amortization expenses for the three and nine months ended September 30, 2025, compared with the year-ago periods, were affected by the following, which include the effect of the additional investments at Ameren Missouri:
•Increased depreciation and amortization of $16 million and $21 million, respectively, due to the inclusion in base rates of property, plant, and equipment previously eligible for deferral to a regulatory asset under the PISA and RESRAM effective June 1, 2025, pursuant to the April 2025 MoPSC electric rate order.
•The amortization of a regulatory asset associated with the securitization of Ameren Missouri’s Rush Island Energy Center increased depreciation and amortization expenses by $5 million and $16 million, respectively.
•Depreciation and amortization expenses reflected a deferral to a regulatory asset of depreciation associated with investments in eligible property, plant, and equipment not yet included in base rates, pursuant to PISA. Base rates were updated to include the eligible property, plant, and equipment in-service through December 31, 2024, when new customer rates became effective on June 1, 2025, pursuant to the April 2025 MoPSC electric rate order. The effect of rebasing PISA and increased amortization of prior PISA deferrals, increased depreciation and amortization by $10 million in both periods.
•The lower net deferral pursuant to a tracker related to certain excess deferred income taxes, which increased depreciation and amortization expenses by $7 million and $10 million, respectively.
•Depreciation and amortization rate changes effective June 1, 2025, pursuant to the April 2025 MoPSC electric rate order, which increased depreciation and amortization expenses by $4 million and $5 million, respectively.
•The absence of depreciation expense associated with Ameren Missouri’s Rush Island Energy Center decreased expenses by $9 million and $27 million, respectively.
•Lower amortization of prior deferrals and the higher net under-recovery of RESRAM eligible expenses decreased depreciation and amortization expenses by $10 million and $16 million, respectively.

Taxes Other Than Income Taxes

Increase (Decrease) by Segment
	Overall Ameren Increase of $14 Million (QTD YoY)	Overall Ameren Increase of $23 Million (YTD YoY)
Total by Segment(a)

Millions
$500
$450
$400
$350
$300
$250
$200
$150
$100
$50
$164
$15
$22
$122
$150
$14
$21
$109
$439
$60
$63
$300
$416
$55
$57
$287
QTD 2025
QTD 2024
YTD 2025
YTD 2024

(a)Includes $3 million, $2 million, $7 million, and $6 million at Ameren Transmission in the three months ended September 30, 2025 and 2024, and in the nine months ended September 30, 2025 and 2024, respectively. Also includes other/intersegment eliminations of $2 million, $4 million, $9 million, and $11 million in the three months ended September 30, 2025 and 2024, and in the nine months ended September 30, 2025 and 2024, respectively.

Ameren Missouri	Ameren Illinois Natural Gas	Other/Intersegment Eliminations

Ameren Illinois Electric Distribution	Ameren Transmission
Taxes other than income taxes increased $14 million in the three months ended September 30, 2025, compared with the year-ago period, primarily because of an increase of $10 million in gross receipts tax at Ameren Missouri due to increased retail electric sales.
Taxes other than income taxes increased $23 million in the nine months ended September 30, 2025, compared with the year-ago period, primarily because of an increase of $13 million, $6 million, and $5 million at Ameren Missouri, Ameren Illinois Electric Distribution and Ameren Illinois Natural Gas, respectively. Taxes other than income taxes increased primarily due to an increase in gross receipts taxes of $14 million, $4 million and $4 million at Ameren Missouri, Ameren Illinois Natural Gas and Ameren Illinois Electric Distribution, respectively, resulting from increased retail natural gas and electric sales.

Other Income, Net

Increase (Decrease) by Segment
	Overall Ameren Decrease of $25 Million (QTD YoY)	Overall Ameren Decrease of $36 Million (YTD YoY)
Total by Segment(a)

$350
$300
$250
$200
$150
$100
$50
$0
Millions
$76
$10
$20
$45
$101
$13
$23
$51
$257
$28
$14
$14
$66
$135
$293
$43
$14
$20
$72
$144
QTD 2025
QTD 2024
YTD 2025
YTD 2024

(a)Includes $(3) million and $8 million at Ameren Transmission in the three months ended September 30, 2025 and 2024, respectively. Also includes $4 million and $6 million at Ameren Illinois Natural Gas in the three months ended September 30, 2025 and 2024, respectively.

Ameren Missouri	Ameren Illinois Natural Gas	Other/Intersegment Eliminations

Ameren Illinois Electric Distribution	Ameren Transmission
See Note 5 – Other Income, Net, under Part I, Item 1, of this report for additional information. See Note 11 – Retirement Benefits under Part I, Item 1, of this report for more information on the non-service cost components of net periodic benefit income.
Ameren
Other income, net, decreased $25 million and $36 million in the three and nine months ended September 30, 2025, respectively, compared with the year-ago periods. In addition to changes discussed below, other income, net, decreased $3 million and $15 million, respectively, for activity not reported as part of a segment, primarily due to a decrease of $7 million and $16 million, respectively, in the non-service cost component of net periodic benefit income.
Ameren Transmission
Other income, net, decreased $11 million in the three months ended September 30, 2025 and were comparable in the nine months ended September 30, 2025, compared with the year-ago periods. This is primarily due to a $9 million impairment of an equity method investment in the three and nine months ended September 30, 2025. This decrease is offset by a $10 million increase in the allowance for equity funds used during construction, primarily resulting from a decreased level of short-term borrowings included in the calculation and higher average construction work in progress balances in the nine months ended September 30, 2025.
Ameren Missouri
Other income, net, decreased $6 million and $9 million in the three and nine months ended September 30, 2025, respectively, compared with the year-ago periods. This is primarily due to a decrease of $6 million and $8 million in the reduction in non-service cost component of net periodic benefit income in the three and nine months ended September 30, 2025, and an increase of $2 million in charitable donations related to customer assistance programs in both periods.

Ameren Illinois
Other income, net, decreased $7 million and $4 million in the three and nine months ended September 30, 2025, respectively, compared with the year-ago periods primarily due to the decrease of $4 million and $17 million in the non-service cost component of net periodic benefit income, largely at Ameren Illinois Electric Distribution and Ameren Illinois Natural Gas. In addition, Other income, net, decreased by $4 million and $3 million due to an increase in charitable donations related to customer assistance programs in the three and nine months ended September 30, 2025, respectively, primarily at Ameren Illinois Electric Distribution. The decreases are partially offset by an $11 million increase in the allowance for equity funds used during construction in the nine months ended September 30, 2025, largely at Ameren Illinois Transmission.
Interest Charges

Increase by Segment
	Overall Ameren Increase of $35 Million (QTD YoY)	Overall Ameren Increase of $78 Million (YTD YoY)
Total by Segment

Millions
$600
$550
$500
$450
$400
$350
$300
$250
$200
$150
$100
$50
$0
$208
$48
$31
$16
$28
$85
$173
$39
$31
$16
$25
$62
$570
$139
$89
$47
$80
$215
$492
$97
$89
$46
$73
$187
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
Ameren
Interest charges increased $35 million and $78 million in the three and nine months ended September 30, 2025, respectively, compared with the year-ago periods. In addition to changes by segments discussed below, interest charges increased $9 million and $42 million respectively, at Ameren (parent), because of increased levels of short-term borrowings that increased interest charges by $3 million and $29 million, respectively. Additionally, interest charges increased $8 million and $15 million, respectively, at Ameren (parent), due to a long-term debt issuance in March 2025 offset by the repayment of a senior unsecured note in September 2024.
Ameren Transmission
Interest charges were comparable between periods.

Ameren Missouri
Interest charges increased $23 million and $28 million in the three and nine months ended September 30, 2025, respectively, compared with the year-ago periods. Interest charges increased by $12 million and $37 million, respectively, primarily due to the issuances of long-term debt in April 2024, October 2024, and April 2025. Interest charges also increased by $6 million and $17 million, respectively, due to the December 2024 issuance of securitized utility tariff bonds associated with the retirement of the Rush Island Energy Center, see Note 14 - Commitments and Contingencies under Part II, Item 8, in the Form 10-K for more information. Additionally, the amount of interest charges included in base rates for PISA and RESRAM was updated when new customer rates became effective on June 1, 2025, pursuant to the April 2025 MoPSC electric rate order. Lower deferrals due to the inclusion in base rates of interest associated with certain property, plant, and equipment previously deferred under the PISA and RESRAM increased interest charges by $4 million in the three months ended September 30, 2025.
The above increases were partially offset by interest charges that reflected a deferral to a regulatory asset of interest associated with investments in eligible property, plant and equipment not yet reflected in rates pursuant to PISA and RESRAM, which decreased interest charges by $22 million in the nine months ended September 30, 2025.
Ameren Illinois
Interest charges were comparable in the three months ended September 30, 2025, and increased $14 million in the nine months ended September 30, 2025, compared with the year-ago periods, primarily due to the following:
Ameren Illinois Transmission
Interest charges were comparable in the three months ended September 30, 2025, and increased by $6 million in the nine months ended September 30, 2025, compared with the year-ago periods, primarily because of issuances of long-term debt in June 2024 and March 2025, which increased interest expense by $10 million. The increases were partially offset by decreased levels of interest charges associated with short-term debt of $3 million.
Ameren Illinois Electric Distribution
Interest charges increased by $3 million and $7 million in the three and nine months ended September 30, 2025, respectively, primarily because of issuances of long-term debt in June 2024 and March 2025, which increased interest expense by $2 million and $12 million, respectively. The increases in the nine months ended September 30, 2025 were partially offset by $2 million due to decreased levels of borrowing on short-term debt and by $2 million due to the maturity of senior secured notes in March 2025.
Ameren Illinois Natural Gas
Interest charges were comparable between periods.
Income Taxes
The following table presents effective income tax rates for the three and nine months ended September 30, 2025 and 2024:

	Three Months(a)		Nine Months(a)
	2025	2024	2025	2024
Ameren	7%	11%	11%	13%
Ameren Missouri	6%	(2)%	6%	(1)%
Ameren Illinois	10%	24%	20%	24%
Ameren Illinois Electric Distribution	25%	20%	21%	19%
Ameren Illinois Natural Gas	25%	22%	26%	27%
Ameren Illinois Transmission	2%	27%	17%	27%
Ameren Transmission	(12)%	27%	13%	27%
(a)Estimate of the annual effective income tax rate adjusted to reflect the tax effect of items discrete to the three and nine months ended September 30, 2025 and 2024.
See Note 12 – Income Taxes under Part I, Item 1, of this report for a reconciliation of the federal statutory corporate income tax rate to the effective income tax rate for the Ameren Companies.

The effective tax rate was lower at Ameren Transmission and Ameren Illinois Transmission for the three and nine months ended September 30, 2025 compared with the year-ago periods due to a revaluation of excess deferred income tax regulatory liabilities in the third quarter of 2025. In 2024, the IRS issued a series of private letter rulings to another taxpayer, which provided guidance on applying IRS normalization rules to the calculation of tax benefits applicable to the ratemaking treatment related to net operating loss carryforwards. The rulings concluded that, for ratemaking purposes, net operating loss carryforwards should be reflected on a separate company basis and should not be reduced by payments received for the utilization of losses by other affiliates under a tax allocation agreement. In 2025, the FERC issued an order reflecting implementation of the rules for the other taxpayer who had a similar fact pattern as Ameren Illinois and ATXI. Accordingly, in the third quarter of 2025, Ameren and Ameren Illinois decreased income tax expense by $48 million and $23 million, respectively, to reflect the revaluation of excess deferred income tax regulatory liabilities resulting from TCJA for FERC-regulated jurisdictions pursuant to IRS guidance and recent FERC order.
LIQUIDITY AND CAPITAL RESOURCES
Collections from our utility tariff-based revenues are our principal source of cash provided by operating activities. A diversified retail customer mix, primarily consisting of rate-regulated residential, commercial, and industrial customers, provides us with a reasonably predictable source of cash. In addition to using cash provided by operating activities, we use available cash, drawings under committed credit agreements, commercial paper issuances, and/or, in the case of Ameren Missouri and Ameren Illinois, short-term affiliate borrowings to support normal operations and temporary capital requirements. We may reduce our short-term borrowings with cash provided by operations or, at our discretion, with long-term borrowings, or, in the case of Ameren Missouri and Ameren Illinois, with capital contributions from Ameren (parent). As of September 30, 2025, there have been no material changes other than in the ordinary course of business related to cash requirements arising from the long-term commitments for fuel for generation, purchased power, and natural gas for distribution as described under Liquidity and Capital Resources in Item 7 of the Form 10-K.
We expect to make significant capital expenditures over the next five years, supported by a combination of long-term debt and equity, as we invest in our electric and natural gas utility infrastructure to support overall system reliability, grid modernization, renewable energy target requirements, and other improvements. For additional information about our long-term debt outstanding, including maturities due within one year, and the applicable interest rates, see Note 5 – Long-term Debt and Equity Financings under Part II, Item 8 of the Form 10-K and Note 4 – Long-term Debt and Equity Financings under Part I, Item 1, of this report. As part of its funding plan for capital expenditures, Ameren is using newly-issued shares of common stock to satisfy requirements under the DRPlus and employee benefit plans and expects to continue to do so through at least 2029. Additionally, Ameren may offer and sell from time to time common stock, including under its ATM program, which includes the ability to enter into forward sale agreements, subject to market conditions and other factors. There were no shares issued under the ATM program during the nine months ended September 30, 2025. As of September 30, 2025, Ameren had multiple forward sale agreements that could be settled with various counterparties relating to 12.2 million shares of common stock. Ameren expects to settle approximately $530 million of the forward sale agreements with physical delivery of 5.8 million shares of common stock by December 31, 2025 and to settle another approximately $590 million of the forward sale agreements with physical delivery of 6.4 million shares of common stock by December 31, 2026. Including issuances under the DRPlus and employee benefit plans, Ameren plans to issue approximately $600 million of equity each year from 2025 to 2029. In August 2025, Ameren increased the amount of common stock available for sale under the ATM program by $1.25 billion to a total of $3 billion. As of September 30, 2025, Ameren had approximately $1.5 billion of common stock remaining available for sale under the ATM program. The Ameren Companies expect their equity to total capitalization and cash flow metrics to support solid investment-grade credit ratings. See Long-term Debt and Equity below and Note 4 – Long-term Debt and Equity Financings under Part I, Item 1, of this report for additional information on the ATM program and forward sale agreements relating to common stock, including those under the ATM program.
The following table presents net cash provided by (used in) operating, investing, and financing activities for the nine months ended September 30, 2025 and 2024:

	Net Cash Provided By Operating Activities					Net Cash Used In Investing Activities			Net Cash Provided By Financing Activities
	2025		2024		Variance	2025	2024	Variance	2025	2024	Variance
Ameren	$2,397	(a)	$1,946	(a)	$451	$(3,112)	$(3,106)	$(6)	$822	$1,212	$(390)
Ameren Missouri	1,273		997		276	(1,875)	(1,932)	57	678	935	(257)
Ameren Illinois	1,117	(a)	1,067	(a)	50	(1,181)	(1,090)	(91)	92	82	10
(a)Both Ameren and Ameren Illinois’ cash provided by operating activities included cash outflows of $85 million and $82 million for the electric energy-efficiency rider and $40 million and $20 million for the customer generation rebate program for the nine months ended September 30, 2025 and 2024, respectively.

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
Ameren
Ameren’s cash provided by operating activities increased $451 million in the first nine months of 2025, compared with the year-ago period. The following items contributed to the increase:
•A $423 million increase resulting from higher customer collections primarily from higher electric and natural gas sales volumes due to warmer July temperatures and colder winter temperatures in 2025, increased base rates at Ameren Missouri effective June 1, 2025, pursuant to the April 2025 MoPSC electric rate order, and at Ameren Illinois, electric distribution and transmission base rate increases and higher customer collections under cost recovery mechanisms.
•A $236 million increase due to the transfer of production and investment tax credits to unrelated parties.
•A $27 million increase due to the timing of payments for spent nuclear fuel storage and reimbursements from the DOE.
The following items partially offset the increase in Ameren’s cash from operating activities between periods:
•A $120 million increase in interest payments, primarily due to higher average outstanding debt and interest rates.
•A $36 million increase in payments for the spring 2025 refueling and maintenance outage at the Callaway Energy Center. There was no outage in 2024.
•A $32 million decrease due to higher workers’ compensation claim payments and the absence of insurance proceeds received in 2024 related to workers’ compensation claims at Ameren Illinois.
•An $18 million increase in payments for coal deliveries, primarily due to increased generation at Ameren Missouri’s coal-fired energy centers in 2025.
•A $15 million increase in restoration expenses related to major storms in 2025.
•A $15 million increase in payments to contractors at Ameren Illinois, primarily related to higher levels of pole inspections and other maintenance activity and costs to comply with the CEJA.
•A $13 million increase in the cost of natural gas held in storage, primarily at Ameren Illinois, due to changes in the market price of natural gas and higher volumes.
Ameren Missouri
Ameren Missouri’s cash provided by operating activities increased $276 million in the first nine months of 2025, compared with the year-ago period. The following items contributed to the increase:
•A $236 million increase due to the transfer of production and investment tax credits to unrelated parties.
•A $138 million increase resulting from higher customer collections primarily from higher electric sales volumes due to warmer July temperatures and colder winter temperatures in 2025 and increased base rates effective June 1, 2025, pursuant to the April 2025 MoPSC electric rate order, partially offset by lower customer collections under cost recovery mechanisms.
•A $27 million increase due to the timing of payments for spent nuclear fuel storage and reimbursements from the DOE .
The following items partially offset the increase in Ameren Missouri’s cash from operating activities between periods:
•A $36 million increase in interest payments, primarily due to higher average outstanding debt and interest rates.
•A $36 million increase in payments for the spring 2025 refueling and maintenance outage at the Callaway Energy Center. There was no outage in 2024.
•An $18 million increase in payments for coal deliveries, primarily due to increased generation at coal-fired energy centers in 2025.
•A $9 million increase in restoration expenses related to major storms in 2025.

Ameren Illinois
Ameren Illinois’ cash provided by operating activities increased $50 million in the first nine months of 2025, compared with the year-ago period, primarily due to a $278 million increase resulting from higher customer collections primarily from higher electric and natural gas distribution sales volumes due to to warmer July temperatures and colder winter temperatures in 2025, electric distribution and transmission base rate increases, and higher customer collections under cost recovery mechanisms.
The following items partially offset the increase in Ameren Illinois’ cash from operating activities between periods:
•A $121 million increase in income tax payments to Ameren (parent), pursuant to the tax allocation agreement, primarily due to higher taxable income compared to 2024.
•A $31 million decrease due to higher workers’ compensation claim payments and the absence of insurance proceeds received in 2024 related to workers’ compensation claims.
•A $30 million increase in interest payments, primarily due to higher average outstanding debt and interest rates.
•A $15 million increase in payments to contractors, primarily related to higher levels of pole inspections and other maintenance activity and costs to comply with the CEJA.
•A $13 million increase in the cost of natural gas held in storage due to changes in the market price of natural gas and higher volumes.
•A $6 million increase in restoration expenses related to major storms in 2025.
Cash Flows from Investing Activities
Ameren’s cash used in investing activities increased $6 million during the first nine months of 2025, compared with the year-ago period, primarily as a result of an $89 million increase in capital expenditures, largely resulting from increased natural gas generation-related investments at Ameren Missouri, increased expenditures for natural gas and electric distribution infrastructure upgrades at Ameren Illinois, and increased expenditures related to major storms at Ameren Missouri and Ameren Illinois. Ameren’s increase in cash used in investing activities was partially offset by a $54 million withdrawal of funds related to the cash surrender value of COLI and a $37 million decrease due to the timing of nuclear fuel expenditures at Ameren Missouri.
Ameren Missouri’s cash used in investing activities decreased $57 million during the first nine months of 2025, compared with the year-ago period, primarily as a result of a $43 million return of net money pool advances and a $37 million decrease due to the timing of nuclear fuel expenditures. Ameren Missouri’s decrease in cash used in investing activities was partially offset by a $34 million increase in capital expenditures, largely resulting from increased natural gas generation-related investments, as well as increased expenditures related to major storms.
Ameren Illinois’ cash used in investing activities increased $91 million during the first nine months of 2025, compared with the year-ago period, primarily as a result of a $51 million increase in net money pool advances, and a $36 million increase in capital expenditures, largely resulting from increased expenditures for natural gas and electric distribution infrastructure upgrades as well as increased expenditures related to major storms.
Cash Flows from Financing Activities
Cash provided by, or used in, financing activities is a result of our financing needs, which depend on the level of cash provided by operating activities, the level of cash used in investing activities, the level of dividends, and our long-term debt maturities, among other things.
Ameren’s cash provided by financing activities decreased $390 million during the first nine months of 2025, compared with the year-ago period. During the first nine months of 2025, Ameren utilized net proceeds from the issuance of long-term debt of $2.0 billion for general corporate purposes and to repay $300 million of long-term debt maturities and then-outstanding short-term debt. During the first nine months of 2025, Ameren also repaid net short-term debt of $239 million. In comparison, during the first nine months of 2024, Ameren utilized net proceeds from the issuance of long-term debt of $1.6 billion for capital expenditures, to repay then-outstanding short-term debt, and to repay $49 million of maturities of long-term debt at ATXI. In addition, during the first nine months of 2024, Ameren utilized proceeds from net commercial paper issuances of $1.0 billion along with cash on hand and cash provided by operating activities to repay $800 million of long-term debt maturities at Ameren (parent) and Ameren Missouri, and to fund, in part, capital expenditures. During the first nine months of 2025, Ameren paid common stock dividends of $576 million, compared with $535 million in the year-ago period, as a result of an increase in both the dividend rate and the number of common shares outstanding.
Ameren Missouri’s cash provided by financing activities decreased $257 million during the first nine months of 2025, compared with the year-ago period. During the first nine months of 2025, Ameren Missouri utilized net proceeds from the issuance of long-term debt of $500 million to repay then-outstanding short-term debt. In addition, during the first nine months of 2025, Ameren Missouri utilized proceeds from net commercial paper issuances of $259 million, money pool borrowings of $51 million, and cash provided by operating activities to fund, in part, capital expenditures. In comparison, during the first nine months of 2024, Ameren Missouri utilized net proceeds from the issuance of long-term debt of $846 million for capital expenditures and to repay then-outstanding short-term debt. Additionally, during the first nine months of 2024, Ameren Missouri utilized net commercial paper issuances totaling $406 million, capital contributions from Ameren (parent) of $350 million, and cash provided by operating activities to fund, in part, capital expenditures. Ameren Missouri also repaid $350 million of long-term debt maturities and $289 million of money pool borrowings during the first nine months of 2024. During the first nine months of 2025, Ameren Missouri also paid common stock dividends of $125 million.
Ameren Illinois’ cash provided by financing activities increased $10 million during the first nine months of 2025, compared with the year-ago period. During the first nine months of 2025, Ameren Illinois utilized proceeds from the issuance of long-term debt of $711 million to repay $300 million of long-term debt maturities and then-outstanding short-term debt. Ameren Illinois also repaid net commercial paper borrowings of $88 million and money pool borrowings of $37 million during the first nine months of 2025. In comparison, during the first nine months of 2024, Ameren Illinois utilized proceeds from the issuance of long-term debt of $624 million to repay then-outstanding short-term debt. In addition, during the first nine months of 2024, Ameren Illinois repaid net commercial paper borrowings of $349 million and money pool borrowings of $135 million. During the first nine months of 2025, Ameren Illinois also paid common stock dividends of $185 million compared with $50 million in the year-ago period.
See Long-term Debt and Equity in this section for additional information on maturities and issuances of long-term debt, and issuances of common stock.

Short-term Debt and Liquidity
The following table presents Ameren’s consolidated net available liquidity as of September 30, 2025:

Available at September 30, 2025
Ameren (parent) and Ameren Missouri:
Missouri Credit Agreement – borrowing capacity	$1,400
Less: Ameren (parent) commercial paper outstanding	379
Less: Ameren Missouri commercial paper outstanding	259
Less: Letters of credit	55
Missouri Credit Agreement – subtotal	707
Ameren (parent) and Ameren Illinois:
Illinois Credit Agreement – borrowing capacity	1,200
Less: Ameren (parent) commercial paper outstanding	265
Less: Letters of credit	4
Illinois Credit Agreement – subtotal	931
Subtotal	$1,638
Add: Cash and cash equivalents	9
Net Available Liquidity(a)	$1,647
(a)Does not include Ameren’s forward equity sale agreements. See Note 4 – Long-term Debt and Equity Financings under Part I, Item 1, of this report for additional information.
The Credit Agreements, among other things, provide $2.6 billion of credit until maturity in December 2028. See Note 3 – Short-term Debt and Liquidity under Part I, Item 1, of this report for additional information on the Credit Agreements. During the nine months ended September 30, 2025, Ameren (parent), Ameren Missouri, and Ameren Illinois each issued commercial paper. Borrowings under the Credit Agreements and commercial paper issuances are based upon available interest rates at the time of the borrowing or issuance.
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

Long-term Debt and Equity
The following table presents issuances (net of any issuance premiums or discounts) of long-term debt and equity, as well as redemptions and maturities of long-term debt for the nine months ended September 30, 2025 and 2024:

	Month Issued, Redeemed, or Matured	2025		2024
Issuances of Long-term Debt
Ameren:
5.375% Senior unsecured notes due 2035	March	$749		$—
Ameren Missouri:
5.25% First mortgage bonds due 2054	January	—		347
5.25% First mortgage bonds due 2035	April	500		—
5.20% First mortgage bonds due 2034	April	—		499
Ameren Illinois:
5.625% First mortgage bonds due 2055	March	350		—
5.55% First mortgage bonds due 2054	June	—		624
5.625% First mortgage bonds due 2055	September	361		—
ATXI:
5.17% Senior unsecured notes due 2039	August	—		70
5.42% Senior unsecured notes due 2053	August	—		70
Total Ameren long-term debt issuances		$1,960		$1,610
Issuances of Common Stock
Ameren:
DRPlus and 401(k)(a)(b)	Various	$35		$30
Total Ameren common stock issuances(c)		$35		$30
Maturities of Long-term Debt
Ameren:
2.50% Senior unsecured notes due 2024	September	$—		$450
Ameren Missouri:
3.50% Senior secured notes due 2024	April	—		350
Ameren Illinois:
3.25% Senior secured notes due 2025	March	300		—
ATXI:
3.43% Senior unsecured notes due 2050	August	—		49
Total Ameren long-term debt maturities		$300	(d)	$849
(a)Ameren issued a total of 0.3 million and 0.4 million shares of common stock under its DRPlus and 401(k) plan for the nine months ended September 30, 2025 and 2024, respectively.
(b)Excludes a $7 million and $7 million receivable at September 30, 2025 and 2024, respectively.
(c)Excludes 0.3 million and 0.2 million shares of common stock valued at $25 million and $16 million issued for no cash consideration in connection with stock-based compensation for the nine months ended September 30, 2025 and 2024, respectively.
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
Indebtedness Provisions and Other Covenants
At September 30, 2025, the Ameren Companies were in compliance with the provisions and covenants contained in their credit agreements, indentures, and articles of incorporation, as applicable, and ATXI was in compliance with the provisions and covenants contained in its note purchase agreements. See Note 3 – Short-term Debt and Liquidity under Part I, Item 1, of this report and Note 4 – Short-term Debt and Liquidity and Note 5 – Long-term Debt and Equity Financings under Part II, Item 8, of the Form 10-K for a discussion of provisions, applicable cross-default provisions, and covenants contained in our credit agreements, in ATXI’s note purchase agreements, and in certain of the Ameren Companies’ indentures and articles of incorporation.

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
See Note 4 – Short-term Debt and Liquidity and Note 5 – Long-term Debt and Equity Financings under Part II, Item 8, of the Form 10-K for additional discussion of covenants and provisions contained in certain of the Ameren Companies’ financial agreements and articles of incorporation that would restrict the Ameren Companies’ payment of dividends in certain circumstances. At September 30, 2025, none of these circumstances existed at Ameren, Ameren Missouri, or Ameren Illinois and, as a result, these companies were not restricted from paying dividends.
The following table presents common stock dividends declared and paid by Ameren Corporation to its common shareholders and by Ameren subsidiaries to their parent, Ameren Corporation, for the nine months ended September 30, 2025 and 2024:

	Nine Months
	2025	2024
Ameren	$576	$535
Ameren Missouri	125	—
Ameren Illinois	185	50
ATXI	49	—
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
Collateral Postings
Any weakening of our credit ratings may reduce access to capital and trigger additional collateral postings and prepayments. Such changes may also increase the cost of borrowing, resulting in an adverse effect on earnings. Cash collateral postings and prepayments made with external parties were immaterial and cash collateral posted by external parties were $58 million for Ameren and Ameren Illinois at September 30, 2025. A sub-investment-grade issuer or senior unsecured debt rating (below “Baa3” from Moody’s or below “BBB-” from S&P) at September 30, 2025, could have resulted in Ameren, Ameren Missouri, or Ameren Illinois being required to post additional collateral or other assurances for certain trade and contractual obligations amounting to $701 million, $657 million, and $44 million, respectively.
Changes in commodity prices could trigger additional collateral postings and prepayments. Based on credit ratings at September 30, 2025, if market prices were 15% higher or lower than September 30, 2025 levels in the next 12 months and 20% higher or lower thereafter through the end of the term of the commodity contracts, then Ameren, Ameren Missouri, and Ameren Illinois could be required to post an immaterial amount, compared to each company’s liquidity, of collateral or provide other assurances for certain trade and contractual obligations.
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
Operations
•In April 2025, Missouri Senate Bill 4 was enacted and became effective in August 2025. The law made modifications to integrated resource planning, which requires Missouri electric utilities to file plans for meeting their customers' long-term energy needs. By August 2027, the MoPSC will publish a schedule for Missouri electric utilities to file integrated resource plans every four years. The MoPSC will be required to issue an order on the plans and shall determine whether the electric utility has submitted sufficient documentation and selected preferred resource plans representing a reasonable and prudent means of serving the utility's load obligations at just and reasonable rates. In making this determination, the MoPSC shall consider whether the plans appropriately balance specific factors described in the law. If the MoPSC approves the plans, requests for CCNs for new generation facilities to be constructed or acquired as a part of the approved plans shall be deemed necessary and convenient and the scope of the CCN proceedings to review projects will be limited. The approved generation facilities will also be eligible to include construction work in progress in rate base, subject to MoPSC approval, which would improve the timeliness of cash recovery. Utilities are not allowed to capitalize allowance for funds used during construction on amounts included in rate base under this provision. The amount of construction work in progress to be included in rate base is limited to prudently incurred expenditures made within the construction period for the facility. Separately, outside of the integrated resource planning process discussed above, the law allows a Missouri electric utility to request that the MoPSC authorize the inclusion of construction work in progress for new natural gas-fired generation facilities in rate base, subject to the same restrictions discussed above. The provisions allowing for the inclusion of construction work in progress on natural gas-fired generation in rate base expire in December 2035, unless Ameren Missouri requests and receives MoPSC approval of an extension through 2045. Also, beginning in July 2026 the law allows natural gas utilities to file regulatory rate reviews using a future test year, subject to MoPSC approval. If a natural gas utility is allowed to use a future test year, a reconciliation of the actual rate base and certain forecasted costs will be performed 45 days after the end of the test year. If a given year’s actual revenue requirement is less than the revenue requirement approved by the MoPSC due to changes in rate base or certain other costs, an adjustment is made to reduce natural gas operating revenues with an offset to a regulatory liability to reflect that test year’s amounts. The regulatory liability will then be refunded to customers in the next regulatory rate review and will accrue carrying costs at the applicable WACC. The law also requires an electric utility to develop and submit to the MoPSC schedules that include its service tariff applicable to customers projected to have 100 MWs or more of demand. These schedules must reasonably ensure that such high-demand customers’ rates reflect a representative share of the costs incurred to serve them and further, must prevent other lower-demand customer rates from reflecting any unjust or unreasonable costs arising from service provided to these high-demand customers. The law also made certain modifications to the PISA as discussed below.
•The PISA permits Ameren Missouri to defer and recover 85% of the depreciation expense for investments in qualifying property, plant, and equipment placed in service and not included in base rates. Investments not eligible for recovery under the PISA include amounts related to new nuclear generation facilities and service to new customer premises. Additionally, the PISA permits Ameren Missouri to earn a return at the applicable WACC on 85% of rate base that incorporates those qualifying investments, as well as changes in total accumulated depreciation excluding retirements and plant-related deferred income taxes since the previous regulatory rate review. The regulatory asset for accumulated PISA deferrals also earns a return at the applicable WACC until added to rate base prospectively. Ameren Missouri recognizes an offset to “Interest Charges” on its consolidated statement of income for its carrying cost of debt relating to each return allowed under the PISA, with the difference between the applicable WACC and its carrying cost of debt recognized in revenues when recovery of PISA deferrals is reflected in customer rates. Approved PISA deferrals are recovered over a period of 20 years following a regulatory rate review. Additionally, under the RESRAM, Ameren Missouri is permitted to recover the 15% of depreciation expense not recovered under the PISA, and earn a return at the applicable WACC for investments in renewable generation plant placed in service to comply with Missouri’s renewable energy standard. Accumulated RESRAM deferrals earn carrying costs at short-term interest rates. The PISA and the RESRAM mitigate the effects of regulatory lag between regulatory rate reviews. Those investments not eligible for recovery under the PISA and the remaining 15% of certain property, plant, and equipment placed in service, unless eligible for recovery under the RESRAM, remain subject to regulatory lag. As a result of the PISA election, additional provisions of the law apply to Ameren Missouri, including limitations on electric customer rate increases. Pursuant to Missouri law enacted in April 2025 and discussed above, Ameren Missouri’s PISA election was extended through 2035 and an additional extension through 2040 is allowed if requested by Ameren Missouri and approved by the MoPSC. This law also reduced the annual limit on increases to the electric service revenue requirement used to set customer rates, compared to the revenue requirement established in the immediately preceding rate order, due to the inclusion of incremental PISA deferrals in the revenue requirement. The annual limit in effect was 2.5% and changed to 2.25%, prorated monthly, for revenue requirements approved by the MoPSC after August 2025.
•In April 2025, the MoPSC issued an order that authorizes an increase of $355 million to Ameren Missouri’s annual revenue requirement for electric retail service, effective June 1, 2025. The order changed annualized depreciation, regulatory asset and liability amortization amounts, and the base level of expenses for trackers. On an annualized basis, these changes reflect an increase in “Depreciation and amortization” of approximately $70 million, among other expense changes, on Ameren’s and Ameren Missouri’s consolidated statements of income. As a result of this order, Ameren Missouri expects a year-over-year increase to 2025 earnings, compared to 2024, of approximately $120 million and a year-over-year increase to 2026 earnings, compared to 2025, of approximately $30 million.
•In July 2025, the MoPSC issued an order in Ameren Missouri’s 2024 natural gas delivery service regulatory rate review, approving a unanimous stipulation and agreement. The order authorizes an increase of $32 million to Ameren Missouri’s annual revenue requirement for natural gas delivery service, effective September 1, 2025.
•In November 2025, Ameren Missouri updated its May 2025 request with the MoPSC to modify its existing large primary service tariff to require customers requesting 75 MWs or more of demand and who are served at transmission level voltage to comply with additional tariff terms. The additional terms include a service term of 12 years plus a ramp period of up to five years to reach peak demand, minimum demand charges of 80% of contracted capacity, customer exit terms and fees, and customer credit and collateral requirements, among other terms. In addition, new customer programs would be available under this tariff, which allow customers to support renewable generation, battery storage, and/or nuclear generation through incremental payments. A decision by the MoPSC is expected by February 2026.
•Ameren Illinois and ATXI use a forward-looking rate calculation with an annual revenue requirement reconciliation for each company’s electric transmission business. Based on expected rate base and the currently allowed 10.48% ROE, which includes a 50-basis-point incentive adder for participation in an RTO, the revenue requirements that will be included in 2026 rates for Ameren Illinois’ and ATXI’s electric transmission businesses are $685 million and $265 million, respectively. These revenue requirements represent increases in Ameren Illinois’ and ATXI’s revenue requirements of $42 million and $33 million, respectively, from the revenue requirements reflected in 2025 rates, primarily due to higher expected rate base. These rates will affect Ameren Illinois’ and ATXI’s cash receipts during 2026, but will not determine their respective electric transmission service operating revenues, which will instead be based on 2026 actual recoverable costs, rate base, and a return on rate base at the applicable WACC as calculated under the FERC formula ratemaking framework.
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
•Pursuant to the CEJA, Ameren Illinois may file an MYRP with the ICC to establish base rates for electric distribution service to be charged to customers for each calendar year of a four-year period. The base rates for a particular calendar year are based on forecasted recoverable costs and an ICC-determined ROE applied to Ameren Illinois’ forecasted average annual rate base using a forecasted capital structure, with a common equity ratio of up to 50% being deemed prudent and reasonable by law and a higher equity ratio requiring specific ICC approval. The ROE determined by the ICC for each calendar year of the four-year period is subject to annual adjustments based on certain performance incentives and penalties. An MYRP allows Ameren Illinois to reconcile electric distribution service rates to its actual revenue requirement on an annual basis, subject to a reconciliation cap and adjustments to the ROE. Under the MYRP discussed below, Ameren Illinois’ 2025 electric distribution service revenues will be based on its 2025 actual recoverable costs, 2025 year-end rate base, and an ROE of 8.72%, as adjusted for any performance incentives or penalties, provided the actual revenue requirement does not exceed the reconciliation cap. If a given year’s revenue amount collected from customers varies from the approved revenue requirement, an adjustment is made to electric operating revenues with an offset to a regulatory asset or liability to reflect that year’s actual revenue requirement. The regulatory balance is then collected from, or refunded to, customers within two years from the end of the applicable annual period. Additionally, the RBA ensures electric distribution service revenues are decoupled from sales volumes and wholesale and miscellaneous revenue differences from those assumed in the revenue requirement approved by the ICC. The RBA remains effective whether Ameren Illinois elects to file an MYRP or a traditional regulatory rate review. In April 2025, Ameren Illinois filed for a reconciliation adjustment to its 2024 electric distribution service revenue requirement with the ICC. In September 2025, Ameren Illinois filed a revised reconciliation adjustment, requesting recovery of $60 million. An ICC decision in this proceeding is required by December 2025, and any approved adjustment would be collected from customers in 2026.
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
•Pursuant to Illinois law, Ameren Illinois’ electric energy-efficiency investments are deferred as a regulatory asset and earn a return at the applicable WACC, with the ROE component based on the annual average of the monthly yields of the 30-year United States Treasury bonds plus 580 basis points. The allowed ROE on electric energy-efficiency investments can be increased or decreased by up to 200 basis points, depending on the achievement of annual energy savings goals. The ICC has approved a plan for Ameren Illinois to invest approximately $126 million in electric energy-efficiency programs per year from 2026 through 2029. The ICC has the ability to reduce the amount of electric energy-efficiency savings goals in future program years if there are insufficient cost-effective programs available, which could reduce the investments in electric energy-efficiency programs.
•In January 2025, Ameren Illinois filed a request with the ICC seeking approval to increase its annual revenues for natural gas delivery service. In July 2025, Ameren Illinois filed a revised request seeking to increase its annual revenues by $135 million. A decision by the ICC in this proceeding is required by early December 2025, with new rates expected to be effective in early December 2025. Ameren Illinois cannot predict the level of any delivery service rate change the ICC may approve, nor whether any rate change that may eventually be approved will be sufficient to enable Ameren Illinois to recover its costs and to earn a reasonable return on investments when the rate changes go into effect.
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
•In April 2025, the MISO released the results of its annual capacity auction, which included a fall capacity price decrease in certain portions of the central region of the MISO footprint, where Ameren Missouri’s service territory is located. Fall capacity prices decreased from $720 per MW-day in 2024 to $92 per MW-day in 2025. Based on the capacity prices set by the April 2025 MISO auction, Ameren Missouri estimates decreases to capacity revenues and purchased power costs in the fourth quarter of 2025, compared to the fourth quarter of 2024, of approximately $290 million. Ameren Missouri sells nearly all of its capacity to the MISO and purchases the capacity it needs to supply its native load sales from the MISO. Ameren Missouri’s capacity revenues and purchased power costs are a part of the net energy costs recoverable under the FAC, with 95% of the variance between net energy costs and the amount set in base rates recovered or refunded through the FAC.
•Ameren Missouri and Ameren Illinois continue to make infrastructure investments and expect to seek increases to electric and natural gas rates to recover the cost of investments and earn an adequate return. Ameren Missouri and Ameren Illinois will also seek new, or to maintain existing, regulatory and legislative solutions to address regulatory lag and to support investment in their utility infrastructure for the benefit of their customers. Ameren Missouri and Ameren Illinois continue to face cost recovery pressures, higher cost of debt, customer conservation efforts, the impacts of additional customer energy-efficiency programs, and increased customer use of increasingly cost-effective advancements in innovative energy technologies, including private generation and battery storage. We expect a net increase in demand resulting from the electrification of the economy, including in the transportation sector. In addition, several entities in various industries, including data center, manufacturing, aviation and defense, and biotechnology, are considering either locating or expanding their operations within our service territories. As a result, Ameren Missouri filed a request to modify its existing large primary service tariff as discussed above. Construction agreements associated with new data centers representing a maximum of approximately 3 gigawatts have been signed, subject to MoPSC approval of the modified large primary service tariff. Serving these new loads will require increased investments, including future investments for system reliability improvements and new generation sources, that will result in rate base growth.
Liquidity and Capital Resources
•In 2025, the presidential administration took executive action to impose additional foreign trade tariffs on various goods imported from numerous countries, and several of these countries imposed retaliatory foreign trade tariffs in response. Some of these foreign trade tariffs have been modified several times and/or paused for specific periods of time. The Ameren Companies are assessing the foreign trade tariffs and have not experienced material impacts on their results of operations, financial position, and liquidity, but the foreign trade tariffs may have future impacts. The Ameren Companies will continue to take actions to mitigate risks associated with costs and project timelines.
•As discussed above, several entities in various industries, including data center and manufacturing, are considering either locating or expanding their operations within Ameren Missouri’s service territory. In order to address these load growth opportunities and ensure reliability, Ameren Missouri filed a notice of change in its preferred resource plan with the MoPSC in February 2025. Ameren is continuing to target net-zero carbon emissions by 2045, as well as a 60% reduction by 2030 and an 85% reduction by 2040 based on 2005 levels in a safe, reliable, and affordable manner. Ameren’s goals include both reduction of direct emissions from operations (scope 1), as well as electricity usage at Ameren buildings (scope 2), including other greenhouse gas emissions of methane, nitrous oxide, and sulfur hexafluoride. Achieving these goals will be dependent on a variety of factors, including cost-effective advancements in innovative energy technologies and constructive federal and state energy and economic policies. The 2025 Change to the 2023 PRP includes, among other things, the following:
•estimated total load growth of 1.5 gigawatts by 2032 and 2.5 gigawatts by 2040;
•adding 1,600 MWs of natural gas-fired simple-cycle generation by 2030, which will be achieved through the 1,600 MWs of natural gas generation projects discussed in Note 2 – Rate and Regulatory Matters under Part I, Item 1, of this report, and an additional 1,200 MWs by 2043;
•adding 2,100 MWs of natural gas-fired combined-cycle generation by 2035 and an additional 1,200 MWs by 2040;
•adding 3,200 MWs of renewable generation by 2030, which includes the 650 MWs of solar generation projects discussed in Note 2 – Rate and Regulatory Matters under Part I, Item 1, of this report, and an additional 1,500 MWs by 2035;
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
•In 2021, the MISO issued a report outlining a preliminary long-range transmission planning roadmap of projects through 2039, which considers the rapidly changing generation mix within MISO resulting from significant additions of renewable generation, actual and expected generation plant closures, and state mandates or goals for clean energy or carbon emissions reductions. In 2022, the MISO approved the first tranche of projects under the roadmap. A portion of these projects were assigned to various utilities, of which Ameren was awarded projects that are estimated to cost approximately $1.8 billion, based on the MISO’s cost estimate. Related to these projects, Ameren began substation upgrades in May 2024 in advance of transmission line construction, which is expected to begin in 2026, with forecasted completion dates near the end of this decade. In addition, the MISO awarded three competitive bid projects to ATXI that represent a total estimated investment of approximately $220 million for ATXI. In July 2025, the ICC issued an order approving a request filed by Ameren Illinois and ATXI for a CCN, among other things, related to the portion of the MISO long-range transmission projects they will construct within the ICC’s jurisdiction. In 2024, ATXI filed requests for CCNs, among other things, with the MoPSC related to the MISO long-range transmission projects that it expects to construct within the MoPSC’s jurisdiction. In July 2025, the MoPSC issued an order approving a CCN for a portion of the projects and a decision on the remaining projects is expected in 2025. Also in 2024, the MISO approved a first set of second tranche projects. A portion of these projects were assigned to Ameren and are estimated to cost approximately $1.3 billion, based on the MISO’s cost estimate. The first set of second tranche projects also includes competitive bid projects that are estimated to cost $6.5 billion, which includes projects located in Illinois that are estimated to cost $1.8 billion, based on the MISO’s cost estimate. The competitive bid process is expected to take place through 2026. Separately, in July 2025, the FERC approved transmission rate incentives relating to the second tranche projects assigned to Ameren. The incentives will allow construction work in progress to be included in rate base for projects constructed by ATXI, thereby improving the timeliness of cash recovery, and would allow recovery of prudently incurred costs, subject to FERC approval, for any portion of the projects if they are abandoned for reasons beyond the control of Ameren. ATXI will not capitalize allowance for funds used during construction on the related projects. The MISO is conducting future long-range transmission scenario planning and is expected to issue a final report in early 2026.
•In 2025, the presidential administration issued several executive orders on environmental regulations and enforcement. Many of these actions require further implementation by the EPA, and some of these actions will likely be subject to further judicial review. Grid reliability, environmental, or other regulations, including those related to CO2 or other emissions, or other executive orders or other actions taken by federal or state regulators, including federal orders related to planned retirements of coal-fired power plants, could result in significant changes in capital expenditures and operating costs. Regulations can be reviewed and repealed, and replacement or alternative regulations can be proposed or adopted by the regulatory agencies, including the EPA. See Note 9 – Commitments and Contingencies under Part I, Item 1, of this report, for additional information on environmental matters. The ultimate implementation of any of these new regulations, as well as the timing of any such implementation, is uncertain. Ameren Missouri’s operating costs and capital expenditures are subject to MoPSC prudence reviews, which could result in cost disallowances, as well as regulatory lag. The cost of Ameren Illinois’ purchased power and natural gas purchased for resale could increase. However, Ameren Illinois expects that these costs would be recovered from customers with no material adverse effect on its results of operations, financial position, or liquidity. Ameren’s and Ameren Missouri’s earnings could benefit from increased investment to comply with environmental regulations if those investments are reflected and recovered on a timely basis in customer rates.

•The Ameren Companies have multiyear credit agreements that cumulatively provide $2.6 billion of credit through December 2028, subject to a 364-day repayment term for Ameren Missouri and Ameren Illinois, with the option to seek incremental commitments to increase the cumulative credit provided to $3.2 billion. See Note 3 – Short-term Debt and Liquidity under Part I, Item 1, of this report and Note 4 – Short-term Debt and Liquidity under Part II, Item 8, of the Form 10-K for additional information regarding the Credit Agreements. See Note 5 – Long-term Debt and Equity Financings under Part II, Item 8, of the Form 10-K for long-term debt maturities from 2025 to 2029 and beyond at Ameren (parent), Ameren Missouri, Ameren Illinois, and ATXI. See Note 4 – Long-term Debt and Equity Financings under Part I, Item 1, of this report for outstanding forward sale agreements, including under the ATM program, and issuances and maturities of long-term debt in 2025 through the date of this report. Ameren (parent) entered into interest rate swaps to hedge a portion of its interest rate risk on cash flows related to certain forecasted debt issuances to occur in 2026 and 2027. The use of cash provided by operating activities and short-term borrowings to fund capital expenditures and other long-term investments at the Ameren Companies frequently results in a working capital deficit, defined as current liabilities exceeding current assets, as was the case at September 30, 2025, for Ameren. Ameren, Ameren Missouri, and Ameren Illinois each believe that their liquidity is adequate given their respective expected operating cash flows, capital expenditures, and financing plans, and expect to continue to have access to the capital and credit markets on reasonable terms when needed. However, there can be no assurance that significant changes in economic conditions, disruptions in the capital and credit markets, or other unforeseen events will not materially affect their ability to execute their expected operating, capital, or financing plans.
•Ameren expects its cash used for currently planned capital expenditures and dividends to exceed cash provided by operating activities over the next several years. As part of its funding plan for capital expenditures, Ameren is using newly-issued shares of common stock to satisfy requirements under the DRPlus and employee benefit plans and expects to continue to do so through at least 2029. Additionally, Ameren may offer and sell from time to time common stock, including under its ATM program, which includes the ability to enter into forward sale agreements, subject to market conditions and other factors. As of September 30, 2025, Ameren had multiple forward sale agreements that could be settled with various counterparties relating to 12.2 million shares of common stock. Ameren expects to settle approximately $530 million of the forward sale agreements with physical delivery of 5.8 million shares of common stock by December 31, 2025 and to settle another approximately $590 million of the forward sale agreements with physical delivery of 6.4 million shares of common stock by December 31, 2026. Including issuances under the DRPlus and employee benefit plans, Ameren plans to issue approximately $600 million of equity each year from 2025 to 2029. In August 2025, Ameren increased the amount of common stock available for sale under the ATM program by $1.25 billion to a total of $3 billion. As of September 30, 2025, Ameren had approximately $1.5 billion of common stock remaining available for sale under the ATM program. The Ameren Companies expect their equity to total capitalization and cash flow metrics to support solid investment-grade credit ratings. Ameren Missouri and Ameren Illinois expect to fund cash flow needs through debt issuances, cash provided by operating activities, and/or capital contributions from Ameren (parent).
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

•In 2024, the IRS issued a series of private letter rulings to another taxpayer which provided guidance on applying IRS normalization rules to the calculation of tax benefits related to net operating loss carryforwards. The rulings concluded, that for ratemaking purposes, net operating loss carryforwards should be reflected on a separate company basis and should not be reduced by payments received for the utilization of losses by other affiliates under a tax allocation agreement. While a private letter ruling issued to another taxpayer may not be relied on as precedent, Ameren Illinois is evaluating this guidance and is addressing potential impacts of the private letter rulings with the ICC. These impacts could result in reductions to income tax expense at Ameren Illinois’ electric and natural gas distribution businesses of $25 million and $13 million, respectively. Ameren Illinois will record the impacts, if any, if approved by the ICC in its 2024 electric distribution service revenue requirement reconciliation adjustment proceeding and in its January 2025 natural gas rate review.
•As of September 30, 2025, Ameren had $177 million in tax benefits from federal and state income tax credit carryforwards, $55 million in tax benefits from federal and state net operating loss carryforwards, and $23 million in tax receivables, which will be utilized in future periods. Future expected income tax payments are based on expected taxable income, available income tax credit and net operating loss carryforwards, and current tax law. Expected taxable income is affected by expected capital expenditures, when property, plant, and equipment is placed in-service or retired, and the timing of regulatory reviews, among other things. Ameren expects annual federal income tax payments to be immaterial through 2029.
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
ITEM 4. CONTROLS AND PROCEDURES.
(a)Evaluation of Disclosure Controls and Procedures
As of September 30, 2025, evaluations were performed under the supervision and with the participation of management, including the principal executive officer and the principal financial officer of each of the Ameren Companies, of the effectiveness of the design and operation of such registrant’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act). Based on those evaluations, as of September 30, 2025, the principal executive officer and the principal financial officer of each of the Ameren Companies concluded that such disclosure controls and procedures are effective to provide assurance that information required to be disclosed in such registrant’s reports filed or submitted under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms and such information is accumulated and communicated to its management, including its principal executive officer and its principal financial officer, to allow timely decisions regarding required disclosure.
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
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.
Ameren Corporation, Ameren Missouri, and Ameren Illinois did not purchase equity securities reportable under Item 703 of Regulation S-K during the period from July 1, 2025, to September 30, 2025.
ITEM 5. OTHER INFORMATION.
Insider Adoption or Termination of Trading Arrangements
During the fiscal quarter ended September 30, 2025, none of our directors or officers informed us of the adoption or termination of a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as those terms are defined in Regulation S-K, Item 408, except as follows:
On August 13, 2025, Theresa A. Shaw, Senior Vice President, Finance and Chief Accounting Officer of Ameren, adopted a Rule 10b5-1 trading arrangement that provides for the sale of an aggregate of up to 1,300 shares to be sold in four equal quarterly installments between November 2025 and November 2026, subject to certain price limitations set forth in the trading arrangement. Ms. Shaw’s 10b5-1 trading arrangement will terminate on the earlier of: (i) November 13, 2026; (ii) execution of all trades or expiration of all orders relating to such trades under the Rule 10b5-1 trading arrangement; or (iii) such date as the Rule 10b5-1 trading arrangement is otherwise terminated according to its terms.
The trading arrangement discussed above is intended to satisfy the affirmative defense conditions of Rule 10b5-1(c).

ITEM 6. EXHIBITS.
The documents listed below are being filed or have previously been filed on behalf of the Ameren Companies and are incorporated herein by reference from the documents indicated and made a part hereof. Exhibits not identified as previously filed are filed herewith.

Exhibit Designation	Registrant(s)	Nature of Exhibit	Previously Filed as Exhibit to:
Rule 13a-14(a) / 15d-14(a) Certifications
31.1	Ameren	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer of Ameren
31.2	Ameren	Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer of Ameren
31.3	Ameren Missouri	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer and Principal Financial Officer of Ameren Missouri
31.4	Ameren Illinois	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer of Ameren Illinois
31.5	Ameren Illinois	Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer of Ameren Illinois
Section 1350 Certifications
32.1	Ameren	Section 1350 Certification of Principal Executive Officer and Principal Financial Officer of Ameren
32.2	Ameren Missouri	Section 1350 Certification of Principal Executive Officer and Principal Financial Officer of Ameren Missouri
32.3	Ameren Illinois	Section 1350 Certification of Principal Executive Officer and Principal Financial Officer of Ameren Illinois
Interactive Data Files
101.INS	Ameren Companies	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
101.SCH	Ameren Companies	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Ameren Companies	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB	Ameren Companies	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Ameren Companies	Inline XBRL Taxonomy Extension Presentation Linkbase Document
101.DEF	Ameren Companies	Inline XBRL Taxonomy Extension Definition Document
104	Ameren Companies	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)
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

AMEREN CORPORATION (Registrant)

/s/ Michael L. Moehn
Michael L. Moehn Senior Executive Vice President and Chief Financial Officer (Principal Financial Officer)

UNION ELECTRIC COMPANY (Registrant)

/s/ Michael L. Moehn
Michael L. Moehn Interim Chairman and President, Senior Executive Vice President and Chief Financial Officer (Principal Executive Officer and Principal Financial Officer)

AMEREN ILLINOIS COMPANY (Registrant)

/s/ Michael L. Moehn
Michael L. Moehn Senior Executive Vice President and Chief Financial Officer (Principal Financial Officer)
Date: November 6, 2025