Form 10-K
period 2025-12-31
AMEREN CORP; Ameren Illinois Co; UNION ELECTRIC CO
filed 2026-02-18
CIK 1002910, 18654, 100826

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

☒	Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended December 31, 2025
OR

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from to

Commission File Number	Exact name of registrant as specified in its charter; State of Incorporation; Address and Telephone Number	IRS Employer Identification No.

1-14756	Ameren Corporation	43-1723446
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
As of June 30, 2025, the aggregate market value of Ameren Corporation’s common stock, $0.01 par value, (based upon the closing price of the common stock on the New York Stock Exchange on June 30, 2025) held by nonaffiliates was $25,948,493,142. All of the shares of common stock of the other registrants were held by Ameren Corporation as of June 30, 2025.
The number of shares outstanding of each registrant’s classes of common stock as of January 30, 2026, were as follows:

Registrant	Title of each class of common stock	Shares
Ameren Corporation	Common stock, $0.01 par value per share	276,424,515
Union Electric Company	Common stock, $5 par value per share, held by Ameren Corporation	102,123,834
Ameren Illinois Company	Common stock, no par value, held by Ameren Corporation	25,452,373
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the definitive proxy statement of Ameren Corporation and portions of the definitive information statements of Union Electric Company and Ameren Illinois Company for the 2026 annual meetings of shareholders are incorporated by reference into Part III of this Form 10-K.

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
2023 PRP – Ameren Missouri’s preferred resource plan for meeting customers’ projected long-term energy needs, which was filed with the MoPSC in September 2023 as a part of its integrated resource plan.
2025 Change to the 2023 PRP – A change to Ameren Missouri’s 2023 PRP filed with the MoPSC in February 2025 reflecting certain modifications to Ameren Missouri’s preferred resource plan for meeting customers’ projected long-term energy needs.
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
Credit Agreements – The Illinois Credit Agreement and the Missouri Credit Agreement, collectively.
CRGA – Clean and Reliable Grid Affordability Act, an Illinois law that modifies the ROE component of the applicable WACC that Ameren Illinois will use to calculate its return on energy-efficiency investments beginning in 2027, increases the annual spending cap on energy-efficiency investments beginning in 2027, establishes an integrated resource planning process, establishes an energy storage credit procurement program, and requires the ICC and IPA to conduct a study to examine the costs and benefits related to an RTO, among other things.
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
Illinois Credit Agreement – Ameren’s and Ameren Illinois’ $1.3 billion senior unsecured credit agreement, which expires in December 2030, unless extended.
IPA – Illinois Power Agency, a state government agency that has broad authority to assist in the procurement of electric power for residential and small commercial customers.
IRA – The Inflation Reduction Act of 2022, federal legislation that includes various provisions, such as expanded production and investment tax credits for clean energy investments, transferability of certain tax credits to an unrelated party for cash, and a corporate alternative minimum tax on certain entities, among other things.
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
MGP – Manufactured gas plant.
MISO – Midcontinent Independent System Operator, Inc., an RTO.
Missouri Credit Agreement – Ameren’s and Ameren Missouri’s $1.9 billion senior unsecured credit agreement, which expires in December 2030, unless extended.
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
PHMSA – Pipeline and Hazardous Materials Safety Administration, a United States government agency.
PISA – Plant-in-service accounting regulatory mechanism, a mechanism under Missouri law that permits electric utilities to defer and recover 85% of the depreciation expense and earn a return at the applicable WACC on rate base for certain property, plant, and equipment placed in service, and not included in base rates, subject to MoPSC prudence reviews. The rate base on which the return is calculated incorporates qualifying capital expenditures not included in base rates, as well as changes in total accumulated depreciation excluding retirements and plant-related deferred income taxes. The regulatory asset for accumulated PISA deferrals earns a return at the applicable WACC. The PISA is effective through 2035, unless Ameren Missouri requests and receives MoPSC approval of an extension through 2040.
PPRA – Power Predictability and Reliability Act, a Missouri law effective August 2025 that modifies the PISA and integrated resource planning process, requires electric utilities to submit service tariff schedules for high-demand customers, allows the MoPSC to authorize the inclusion of construction work in progress in rate base for new natural gas-fired generation facilities and new generation facilities approved through integrated resource planning, and allows natural gas utilities to file regulatory rate reviews using a future test year, among other things.
QIP – Qualifying infrastructure plant, a rate-adjustment mechanism that provided Ameren Illinois’ natural gas business with recovery of, and a return on, qualifying infrastructure plant investments that were placed in service between regulatory rate reviews, subject to ICC prudence reviews. The QIP expired in December 2023 and remains subject to reconciliation proceedings.
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
Smart Energy Plan – Ameren Missouri’s plan to upgrade Missouri’s electric grid through at least 2030. Planned upgrades include investments to improve reliability and accommodate more renewable energy.
SO2 – Sulfur dioxide.
STEM – Science, technology, engineering, and math.
TCJA – The Tax Cuts and Jobs Act of 2017, federal income tax legislation that significantly changed the tax laws applicable to business entities. The TCJA includes specific provisions related to regulated public utilities.
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
Zero emission credit – A credit that represents the environmental attributes of one MWh of energy produced from certain zero emissions nuclear-powered generation facilities, which certain Illinois utilities are required to purchase pursuant to Illinois law.

FORWARD-LOOKING STATEMENTS
Statements in this report not based on historical facts are considered “forward-looking” and, accordingly, involve risks and uncertainties that could cause actual results to differ materially from those discussed. Although such forward-looking statements have been made in good faith and are based on reasonable assumptions, there is no assurance that the expected results will be achieved. These statements include (without limitation) statements as to future expectations, beliefs, plans, projections, strategies, targets, estimates, objectives, events, conditions, and financial performance. In connection with the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995, we are providing this cautionary statement to identify important factors that could cause actual results to differ materially from those anticipated. The following factors, in addition to those discussed within Risk Factors under Part I, Item 1A, of this report, and elsewhere in this report and in our other filings with the SEC, could cause actual results to differ materially from management expectations suggested in such forward-looking statements:
•regulatory, judicial, or legislative actions, and any changes in regulatory policies and ratemaking determinations that may change regulatory recovery mechanisms, such as those that may result from appeals filed by Ameren Illinois to the Illinois Appellate Court for the Fifth Judicial District related to ICC orders issued in December 2023, June 2024, and December 2024 in the MYRP electric distribution service regulatory rate review, Ameren Illinois’ January 2026 appeal of the November 2025 ICC order issued in the 2025 natural gas delivery service rate review, Ameren Illinois’ 2020 QIP reconciliation hearing, and the January and April 2025 appeals of FERC’s October 2024 and March 2025 orders by the MISO transmission owners, including Ameren Missouri, Ameren Illinois, and ATXI;
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
•the effect of Ameren Illinois’ use of the performance-based formula ratemaking framework for its participation in electric energy-efficiency programs, and the related impact of the direct relationship between Ameren Illinois’ ROE and the 30-year United States Treasury bond yields for energy-efficiency revenue requirements through 2026;
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
•our ability to realize and support forecasted energy demand and capacity from new and potential new customers, including demand growth dependent on the addition of new data centers and other large primary service customers within our service territories, such as the large load customers that signed electric service agreements with Ameren Missouri in February 2026;
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
•the presidential administration’s change in federal domestic energy policy to support investment in fossil fuel infrastructure and the effect it has on Ameren Missouri’s ability to construct and/or acquire renewable energy generation facilities and battery storage;
•the outcome of the MISO long-range transmission planning process, including potential changes to planned projects, the ability to obtain competitively bid or assigned projects and related approvals, including CCNs from the MoPSC and ICC or any other required approvals, and changes in applicable legislative or regulatory frameworks;
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
•advancements in energy technologies, including carbon capture, utilization, and sequestration, hydrogen fuel for electric production and energy storage, next generation nuclear, and large-scale long-cycle battery storage, and the impact of federal and state energy and economic policies with respect to those technologies;

•the effects of changes in federal, state, or local laws and other domestic or international governmental actions, including monetary, fiscal, foreign trade, and energy policies, foreign trade tariffs, executive orders, geopolitical developments, or extended federal government shutdowns or defunding;
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
•the impact of cyberattacks and data security risks on us, our suppliers, or other entities on the grid, including those arising from generative or agentic artificial intelligence, which could, among other things, result in the loss of operational control of energy centers and electric and natural gas transmission and distribution systems and/or the loss of data, such as customer, employee, financial, and operating system information;
•acts of sabotage, which have increased in frequency and severity within the utility industry, war, terrorism, or other intentionally disruptive acts;
•business, economic, geopolitical, and capital market conditions, including foreign trade tariffs or trade wars, evolving federal regulatory priorities, and the impact of such conditions on interest rates, inflation, commodity prices, and investments;
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
•the ability to maintain system reliability by Ameren Missouri and the electric utility industry, as well as Ameren Missouri’s ability to meet existing or future generation capacity and power obligations;
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
•the effects of strategic initiatives, including mergers, acquisitions, divestitures, and reorganizations;
•legal and administrative proceedings;
•pandemics or other significant global health events, and their impacts on our results of operations, financial position, and liquidity; and
•the impacts of global conflicts and related sanctions imposed by the United States and other governments, including potential impacts on the cost and availability of fuel, natural gas, enriched uranium, and other commodities, materials, and services.
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
(b)    Through 2025, the Ameren Transmission segment also included allocated Ameren (parent) interest charges, as well as other subsidiaries engaged in electric transmission project development and investment.
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

The following table summarizes the key terms of the rate orders in effect for customer billings for each of Ameren’s utilities as of January 1, 2026, except as noted:

	Rate Regulator	Effective Rate Order Issued In	Rates Effective	Allowed ROE	Percent of Common Equity	Rate Base (in billions)	Portion of Ameren’s 2025 Operating Revenues(a)
Ameren Missouri
Electric service(b)	MoPSC	April 2025	June 2025	(c)	(c)	(c)	52%
Natural gas delivery service	MoPSC	July 2025	September 2025	(c)	(c)	(c)	2%
Ameren Illinois
Electric distribution delivery service(d)	ICC	December 2024	(d)	8.72%	50.00%	(d)	26%
Electric energy-efficiency investments(e)	ICC	November 2025	January 2026	10.65%	50.00%	$0.5	1%
Natural gas delivery service(f)	ICC	November 2025	December 2025	9.60%	50.00%	$3.2	11%
Electric transmission service(g)	FERC	(g)	January 2026	10.48%	54.98%	$4.6	6%
ATXI
Electric transmission service(g)	FERC	(g)	January 2026	10.48%	60.02%	$1.8	2%
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
(d)In December 2024, the ICC approved an average annual rate base for 2024, 2025, 2026, and 2027 of $4.2 billion, $4.4 billion, $4.6 billion, and $4.8 billion, respectively. Under the MYRP, Ameren Illinois reconciles its actual revenue requirement, as adjusted for certain cost variations, to ICC-approved electric distribution service rates on an annual basis, subject to a reconciliation cap. The reconciliation cap limits the annual adjustment to 105% of the annual revenue requirement approved by the ICC. In December 2025, the ICC approved a year end rate base for 2024 of $4.2 billion. Rate changes consistent with the December 2025 reconciliation order became effective in January 2026.
(e)Ameren Illinois electric energy-efficiency investment rates are updated annually and become effective each January. Under current Illinois law, the ROE component of the applicable WACC is based on the annual average of the monthly yields of the 30-year United States Treasury bonds plus 580 basis points and any performance-related basis-point adjustments. Pursuant to the CRGA, beginning in 2027, the ROE component of the applicable WACC for a given year will be that year’s ICC-approved ROE for Ameren Illinois’ electric distribution service. Under current Illinois law and the CRGA, the allowed ROE on electric energy-efficiency investments can be increased or decreased by up to 200 basis points, depending on the achievement of annual energy savings and demand goals.
(f)This rate order was based on a 2026 future test year.
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
Ameren Missouri, Ameren Illinois, and ATXI are also subject to mandatory reliability standards, including cybersecurity standards adopted by the FERC, to ensure the reliability of the bulk electric power system. These standards are developed and enforced by the NERC, pursuant to authority delegated to it by the FERC. Ameren Missouri, Ameren Illinois, and ATXI are members of the SERC. The SERC is one of six regional entities and represents all or portions of 16 central and southeastern states under authority from the NERC. Ameren Missouri is also a member of the MRO, which is also one of the six regional entities and represents all or portions of 16 central, southern, and midwestern states, as well as two Canadian provinces, under authority from the NERC. The regional entities of the NERC implement and enforce reliability standards approved by the FERC to safeguard the reliability of the bulk power systems throughout North America. If any of Ameren Missouri, Ameren Illinois, or ATXI is found not to be in compliance with these mandatory reliability standards, it could incur substantial monetary penalties and other sanctions.
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

Operation of Ameren Missouri’s Callaway Energy Center is subject to regulation by the NRC. The license for the Callaway Energy Center is currently set to expire in 2044. Ameren Missouri’s hydroelectric Osage Energy Center and pumped-storage hydroelectric Taum Sauk Energy Center, as licensed projects under the Federal Power Act, are subject to FERC regulations affecting, among other aspects, the general operation and maintenance of the projects. The licenses for the Osage Energy Center and the Taum Sauk Energy Center expire in 2047 and 2044, respectively. Ameren Missouri’s Keokuk Energy Center and its dam on the Mississippi River between Hamilton, Illinois, and Keokuk, Iowa, are operated under authority granted by an Act of Congress in 1905. The Keokuk Energy Center dam safety program is regulated by the Illinois Department of Natural Resources.
For additional information on regulatory matters, see Note 2 – Rate and Regulatory Matters, Note 9 – Callaway Energy Center, and Note 14 – Commitments and Contingencies under Part II, Item 8, of this report.
Environmental Matters
Our electric generation, transmission, and distribution and natural gas distribution and storage operations must comply with a variety of statutes and regulations relating to the protection of the environment and human health and safety, including permitting programs implemented by federal, state, and local authorities. Such environmental laws regulate air emissions; protect water bodies; regulate the handling and disposal of hazardous substances and waste materials; establish siting and land use requirements; and protect against ecological impacts. Federal and state authorities periodically review and modify existing regulations and adopt new regulations, which may impact our planning process and the ultimate implementation of these or other new or revised regulations. Executive orders issued by the presidential administration as well as local and state land use requirements can also impact our planning activities.
For discussion of environmental matters, including NOx and SO2 emission reduction requirements, regulation of CO2 emissions, wastewater discharge standards, remediation efforts, and CCR management regulations, see Note 14 – Commitments and Contingencies under Part II, Item 8, of this report.
TRANSMISSION
Ameren owns an integrated transmission system that is composed of the transmission assets of Ameren Missouri, Ameren Illinois, and ATXI. Ameren also operates two MISO balancing authority areas: AMMO and AMIL. The AMMO balancing authority area includes the load and most energy centers of Ameren Missouri, and had a peak demand of 7,487 MWs in 2025. The AMIL balancing authority area includes the load of Ameren Illinois and certain Ameren Missouri energy centers located in Illinois, and had a peak demand of 8,027 MWs in 2025. The Ameren transmission system directly connects with 15 other balancing authority areas for the exchange of electric energy.
Ameren Missouri, Ameren Illinois, and ATXI are transmission-owning members of the MISO. Ameren Missouri is authorized by the MoPSC to participate in the MISO for an indefinite term, subject to the MoPSC’s authority to require future proceedings if an event or circumstance occurs that significantly affects Ameren Missouri’s position in the MISO. Ameren Illinois’ election to participate in the MISO is subject to the ICC’s oversight. The CRGA requires the ICC and IPA to conduct a study to examine the costs and benefits of establishing a single, state-specific RTO, consolidating Illinois utilities’ RTO membership into one existing RTO, or maintaining the existing RTO membership structure. Additional studies may be required or requested by the Illinois legislature. The ICC and IPA must publish the study by December 2026.
SUPPLY OF ELECTRIC POWER
Capacity
Ameren Missouri offers for sale all of its capacity to the MISO and purchases the capacity it needs to supply its native load sales from the MISO. Ameren Illinois purchases all of its capacity from the MISO and hedges those purchases through bilateral contracts resulting from IPA procurement events. MISO auctions establish capacity for four seasonal peak load forecasts and are designed to cover each season’s peak demand plus a target reserve margin.
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
Ameren Missouri files a long-term nonbinding preferred resource plan with the MoPSC every three years. Ameren Missouri filed a notice of change in its September 2023 preferred resource plan with the MoPSC in February 2025 to address new load growth opportunities resulting from entities in various industries, including data center and manufacturing, that are considering either locating or expanding their operations within Ameren Missouri’s service territory. The 2025 Change to the 2023 PRP includes, among other things, the following:

•estimated total load growth of 1.5 gigawatts by 2032 and 2.5 gigawatts by 2040;
•adding 1,600 MWs of natural gas-fired simple-cycle generation by 2030, which will be achieved through the natural gas generation projects discussed in Note 2 – Rate and Regulatory Matters under Part II, Item 8, of this report, and an additional 1,200 MWs by 2043;
•adding 2,100 MWs of natural gas-fired combined-cycle generation by 2035 and an additional 1,200 MWs by 2040;
•adding 3,200 MWs of renewable generation by 2030, which includes the solar generation projects discussed in Note 2 – Rate and Regulatory Matters under Part II, Item 8, of this report, and an additional 1,500 MWs by 2035;
•adding 1,000 MWs of battery storage by 2030, which includes the Big Hollow Battery Energy Storage Project discussed in Note 2 – Rate and Regulatory Matters under Part II, Item 8, of this report, and an additional 800 MWs by 2042;
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
The addition of renewable, natural gas-fired, or nuclear generation facilities is subject to obtaining necessary project approvals, including FERC approval and the issuance of a CCN by the MoPSC, as applicable. Additionally, in February 2026, Ameren Missouri executed electric service agreements with large load customers under the large load customer rate plan, representing 2.2 gigawatts of demand. See Note 2 – Rate and Regulatory Matters under Part II, Item 8, of this report for more information on the large load customer rate plan. Ameren Missouri expects to file its next preferred resource plan in September 2026.
The PPRA became effective in August 2025. The law made modifications to integrated resource planning, which requires Missouri electric utilities to file plans for meeting their customers' long-term energy needs. By August 2027, the MoPSC will publish a schedule for Missouri electric utilities to file integrated resource plans every four years. The MoPSC will be required to issue an order on the plans and shall determine whether the electric utility has submitted sufficient documentation and selected preferred resource plans representing a reasonable and prudent means of serving the utility's load obligations at just and reasonable rates. In making this determination, the MoPSC shall consider whether the plans appropriately balance specific factors described in the law. If the MoPSC approves the plans, requests for CCNs for new generation facilities to be constructed or acquired as a part of the approved plans shall be deemed necessary and convenient and the scope of the CCN proceedings to review projects will be limited. The approved generation facilities will also be eligible to include construction work in progress in rate base, subject to MoPSC approval, which would improve the timeliness of cash recovery. Utilities are not allowed to capitalize allowance for funds used during construction on amounts included in rate base under this provision. The amount of construction work in progress to be included in rate base is limited to prudently incurred expenditures made within the construction period for the facility.
Ameren Missouri continues to evaluate its longer-term needs for new generating capacity. The need for investment in new sources of energy is dependent on several key factors, including continuation of and customer participation in energy-efficiency programs, the amount of distributed generation from customers, load growth, including demand from data centers, technological advancements, costs of generation alternatives, environmental regulation of coal-fired and natural gas-fired power plants, changes in United States energy policy and priorities under the presidential administration, and state renewable energy requirements, which could lead to the retirement of current baseload assets before the end of their current useful lives or alterations in the way those assets operate, which could result in increased capital expenditures and/or increased operations and maintenance expenses. Because of the significant time required to plan, acquire permits for, and build a baseload energy center, Ameren Missouri continues to study alternatives and to take steps to preserve options to meet future demand. Steps include evaluating the potential for further diversification of Ameren Missouri’s generation portfolio through renewable energy generation, including wind and solar generation, natural gas-fired generation, including the potential to blend hydrogen fuel with natural gas and install carbon capture technology, extending the operating license for the Callaway Energy Center, adding new nuclear generation, additional customer energy-efficiency and demand response programs, distributed energy resources, and energy storage.
Missouri law requires that Ameren Missouri offers net metering to certain customers that install renewable generation at their premises. Customers that elect to enroll in net metering are allowed to net their generation against their distribution usage within each billing month.
Ameren Illinois
In Illinois, while electric transmission and distribution service rates are regulated, power supply prices are not. Although electric customers are allowed to purchase power from an alternative retail electric supplier, Ameren Illinois is required to be the provider of last resort for its electric distribution customers. In 2025, 2024, and 2023, Ameren Illinois procured power on behalf of its customers for 28%, 25%, and 28%, respectively, of its total kilowatthour sales. Power purchased by Ameren Illinois for its electric distribution customers who do not elect to purchase their power from an alternative retail electric supplier comes either through procurement processes conducted by the IPA or through markets operated by the MISO. The IPA administers an RFP process through which Ameren Illinois procures its expected supply. The purchased power and related procurement costs incurred by Ameren Illinois are passed directly to its electric distribution customers through a cost recovery mechanism. Transmission costs are charged to customers who purchase electricity from Ameren Illinois through a cost recovery mechanism. The purchased power, power procurement, and transmission costs are reflected in Ameren Illinois Electric Distribution’s results of operations, but do not affect Ameren Illinois Electric Distribution’s earnings because these costs are offset by corresponding revenues. Ameren Illinois charges distribution service rates to electric distribution customers who purchase electricity, regardless of supplier, which does affect Ameren Illinois Electric Distribution’s earnings.
Pursuant to Illinois law, Ameren Illinois is required to file a Grid Plan with the ICC every four years. In December 2024, the ICC issued an order approving Ameren Illinois’ revised Grid Plan under its MYRP proceeding for electric distribution service for 2024 through 2027. For additional information regarding Ameren Illinois’ MYRP proceeding, see Note 2 – Rate and Regulatory Matters under Part II, Item 8, of this report. The Grid Plan outlines how Ameren Illinois expects to invest in electric distribution infrastructure in order to support grid modernization, clean energy, energy efficiency, and the state of Illinois’ renewable energy, equity, climate, electrification, and environmental goals. In January 2026, Ameren Illinois filed its Grid Plan for the years 2028 through 2031. The Grid Plan will be used to align capital expenditures to operational needs and will impact rate base for future rate reviews under an MYRP or traditional rate review. An order from the ICC is expected in December 2026.
In addition, pursuant to the CRGA, Ameren Illinois will participate in an integrated resource planning process, which is designed to align statewide electric supply and demand and establish a plan for electricity resources to reliably, affordably, and efficiently serve Illinois customers while meeting clean energy targets at the lowest cost over time. The ICC staff, the IPA, the Illinois Finance Authority, and the Illinois Environmental Protection Agency must submit the initial integrated resource plan to the ICC no later than November 15, 2026, the second integrated resource plan to the ICC no later than September 30, 2029, and each subsequent plan to the ICC every four years thereafter no later than September 30 of the applicable year.
Illinois law currently requires Ameren Illinois to offer rebates and net metering to certain customers who install renewable generation. The cost of the customer generation rebate program is deferred as a regulatory asset, which earns a return at the applicable WACC, with the ROE based on the annual average of the monthly average yields of the 30-year United States Treasury bonds plus 580 basis points through 2026. Pursuant to the CRGA, standalone energy storage systems will also be eligible for rebates, and the return on the deferred regulatory asset will be equal to the most recently approved ROE for Ameren Illinois electric distribution, beginning in January 2027. The eligibility of standalone energy storage systems for rebates is subject to ICC approval, with the tariff filing due in the second half of 2026. Ameren Illinois expects a decision on the tariff filing by the end of 2026. By law, Ameren Illinois’ electric distribution revenues are decoupled from sales volumes, which ensures that the electric distribution revenues authorized in a regulatory rate review are not affected by changes in sales volumes.
POWER GENERATION
Ameren Missouri owns energy centers that rely on a diverse fuel portfolio, including coal, nuclear, and natural gas, as well as renewable sources of generation. Both of Ameren Missouri’s coal-fired energy centers were constructed prior to 1978. As of December 31, 2025, Ameren Missouri’s coal-fired energy centers represented 5% and 11% of Ameren’s and Ameren Missouri’s rate base, respectively. The Callaway Energy Center began operation in 1984 and is currently licensed to operate until 2044. Ameren Illinois operates two solar generation facilities, which are two of three pilot solar projects Ameren Illinois is allowed to invest in under the CEJA. The third solar generation facility is planned to be placed in service before the end of 2026. See Item 2 – Properties under Part I of this report for information regarding our energy centers.
Coal
Ameren Missouri has an ongoing need for coal as fuel for generation, and pursues a price-hedging strategy consistent with this requirement. Ameren Missouri has agreements in place to purchase and transport coal to its energy centers. While Ameren Missouri has minimum purchase obligations associated with these agreements, the majority of these agreements are not associated with any specific coal-fired energy center. Ameren Missouri burned approximately 12.0 million tons of coal in 2025. For information regarding the percentages of Ameren Missouri’s projected required supply of coal and coal transportation that are price-hedged through 2030, see Commodity Price Risk under Part II, Item 7A, of this report.
Approximately 96% of Ameren Missouri’s coal is purchased from the Powder River Basin in Wyoming, which has a limited number of suppliers. The remaining coal is typically purchased from the Illinois Basin. Targeted coal inventory levels may be adjusted because of generation levels or uncertainties of supply due to delays in coal deliveries, equipment breakdowns, and other factors. Deliveries from the Powder River Basin have occasionally been restricted because of rail congestion, staffing and equipment issues, infrastructure maintenance, derailments, weather, and supplier financial hardship. Delays and disruptions in coal deliveries could cause Ameren Missouri to pursue a strategy that could include reducing off-system sales of power during low-earning periods, buying higher-cost fuels to generate required electricity, and purchasing power from other sources.

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
The Callaway Energy Center requires refueling at 18-month intervals. The last refueling was completed in July 2025. The next refueling is scheduled for the fall of 2026. Ameren Missouri has inventories and supply contracts sufficient to meet all of its uranium (concentrate and hexafluoride), conversion, enrichment, and fabrication requirements at least through the fall 2029 refueling.
Renewable
Ameren Missouri operates several renewable energy centers, which includes hydroelectric, wind, methane gas, and solar energy centers. The High Prairie and Atchison energy centers are wind generation facilities. The Huck Finn, Boomtown, Cass County, and Vandalia energy centers are solar generation facilities. In February 2026, Ameren Missouri acquired the Split Rail Solar Project, which is expected to be placed in service in the second quarter of 2026. The Osage and Keokuk energy centers generate electricity using hydroelectric dams located on the Lake of the Ozarks and the Mississippi River, respectively. The Taum Sauk Energy Center is a pumped-storage hydroelectric facility that generates electricity by releasing water from an upper reservoir through turbines into a lower reservoir during periods of high demand, then pumping the water back up during off-peak hours for reuse. The Maryland Heights Energy Center generates electricity by burning methane gas collected from a landfill. For additional information regarding newly constructed or acquired energy centers, see Note 2 – Rate and Regulatory Matters under Part II, Item 8, of this report.
RENEWABLE ENERGY AND ZERO EMISSION STANDARDS
Missouri and Illinois laws require electric utilities to include renewable energy resources in their portfolios. Ameren Missouri and Ameren Illinois satisfied their renewable energy resource requirements in 2025, pending regulatory review by the MoPSC for Ameren Missouri.
Ameren Missouri
In Missouri, utilities are required to purchase or generate electricity equal to at least 15% of native load sales from renewable energy sources, with at least 2% of the requirement derived from solar energy. The requirement is subject to an average 1% annual limit on increases to customer rates over any 10-year period. For renewable generation facilities located in Missouri, 125% of the electricity generated counts towards meeting the requirement. Ameren Missouri expects to satisfy the requirement in 2026 with its High Prairie, Atchison, Huck Finn, Keokuk, Maryland Heights, and other solar energy centers, along with other renewable energy credits purchased by Ameren Missouri, including solar-generated renewable energy credits purchased from customer-installed systems.
Ameren Illinois
In accordance with Illinois law, Ameren Illinois is required to collect funds from all electric distribution customers to fund IPA procurement events for renewable energy credits. The amount set by law and required to be collected from customers by Ameren Illinois is currently $4.58 per MWh. Beginning June 2026, the CRGA will increase the amount of customer collections by adding an annual inflation adjustment to the $4.58 per MWh charge. The IPA establishes its long-term renewable resources procurement plans in a filing made every two years. In February 2026, the ICC approved the IPA’s latest long-term renewable resources procurement plan, which established the 2026 and 2027 renewable energy credit procurement targets. Based on IPA procurement events that align with the IPA’s plan, Ameren Illinois has contractual commitments to purchase approximately 3.1 million wind renewable energy credits per year and approximately 4.1 million solar renewable energy credits per year. Ameren Illinois has also entered into contracts, ending in 2032, to purchase approximately 0.6 million wind renewable energy credits per year. Pursuant to the CEJA, if funds collected from customers are not used to procure renewable energy credits, they would be refunded to customers pursuant to an annual reconciliation proceeding. The first two reconciliations, covering June 2017 through May 2018 and June 2018 through May 2019, were approved by the ICC in January 2025 and May 2025, respectively, and did not result in refunds to customers. Based on amounts collected from customers and obligations under the program, the June 2019 through May 2020 reconciliation period is not expected to result in refunds to customers, pending review by the ICC.
The CRGA establishes an energy storage credit program, under which the IPA must hold statewide procurements for energy storage credits. The program requires Illinois utilities to enter into 20-year contracts to procure energy storage credits, with delivery of the credits beginning no later than 2030. Ameren Illinois anticipates utilizing cost recovery mechanisms to allow Ameren Illinois to collect from, or refund to, customers differences between actual costs incurred from the purchase of the credits and the amounts collected from customers. For additional information regarding the CRGA, see Note 2 – Rate and Regulatory Matters under Part II, Item 8, of this report.

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
CUSTOMER ENERGY-EFFICIENCY PROGRAMS
Ameren Missouri and Ameren Illinois have implemented energy-efficiency programs to educate their customers and to help them become more efficient energy consumers. These programs provide incentives to customers for installing newer, more efficient technology, and for using energy in a more conservation-minded manner. As a component of the energy-efficiency programs, Ameren Missouri and Ameren Illinois have invested in electric smart meters to provide customers more visibility to their energy consumption and facilitate more efficient use of energy. As of December 31, 2025, Ameren Missouri and Ameren Illinois have completed the transition to smart meters, which have been installed for nearly all electric and natural gas customers.
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
In 2024, the MoPSC issued an order approving a nonunanimous stipulation and agreement for Ameren Missouri’s MEEIA 2025 plan, which includes a portfolio of customer energy-efficiency and demand response programs, along with the continued use of the MEEIA rider. Ameren Missouri intends to invest $51 million in 2026 and $22 million in 2027 for customer energy-efficiency and demand response programs. In addition, the order approved an immaterial amount of performance incentives applicable to each plan year to earn revenues by achieving certain spending and demand response goals.
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
Ameren Illinois
Pursuant to Illinois law, Ameren Illinois offers customer energy-efficiency programs and is subject to electric energy-efficiency savings goals and a maximum annual amount of investment in electric energy-efficiency programs. Every four years, Ameren Illinois is required to file a four-year electric energy-efficiency plan with the ICC. In August 2025, the ICC issued an order approving Ameren Illinois’ energy-efficiency plan that includes annual investments in electric energy-efficiency programs of approximately $126 million per year from 2026 through 2029. Pursuant to the CRGA, Ameren Illinois is required to file an updated electric energy-efficiency plan for 2027 through 2029 by June 1, 2026 to reflect a higher annual cap on spending. Ameren Illinois’ planned investments in electric energy-efficiency programs under the revised annual cap is approximately $126 million in 2026, $178 million in 2027, $222 million in 2028, and $256 million in 2029.
Illinois law allows Ameren Illinois to earn a return on its electric energy-efficiency program investments. Ameren Illinois’ electric energy-efficiency investments are deferred as a regulatory asset and earn a return at the applicable WACC, with the ROE currently based on the annual average of the monthly yields of the 30-year United States Treasury bonds plus 580 basis points. Pursuant to the CRGA, beginning in 2027, the ROE for electric energy-efficiency investments will be based on the most recently approved Ameren Illinois electric distribution ROE. The allowed ROE on electric energy-efficiency investments can be increased or decreased by up to 200 basis points, depending on the achievement of annual energy savings and demand goals. While the ICC approves Ameren Illinois’ four-year electric energy-efficiency plans, the ICC has the ability to reduce the amount of approved electric energy-efficiency savings goals in future plan program years if there are insufficient cost-effective programs available, which could reduce the investments in electric energy-efficiency programs. The electric energy-efficiency program investments and the return on those investments are collected from customers through a rider and are not included in the electric distribution service MYRP or traditional regulatory rate review frameworks. Ameren Illinois’ natural gas energy-efficiency program costs are recovered through a separate gas rider.

NATURAL GAS SUPPLY FOR DISTRIBUTION
Ameren Missouri and Ameren Illinois are responsible for the purchase and delivery of natural gas to their customers. Ameren Missouri and Ameren Illinois each develop and manage a portfolio of natural gas supply resources. These resources include firm natural gas supply agreements, firm interstate and intrastate transportation capacity, firm no-notice storage capacity leased from interstate pipelines, and on-system storage facilities to maintain natural gas deliveries to customers throughout the year and especially during peak demand periods. Ameren Missouri and Ameren Illinois primarily use Panhandle Eastern Pipe Line Company, Trunkline Gas Company, Natural Gas Pipeline Company of America, Mississippi River Transmission Corporation, Northern Border Pipeline Company, Spire MoGas Pipeline, and Texas Eastern Transmission Corporation interstate pipeline systems to transport natural gas to their systems. In addition to transactions requiring physical delivery, certain financial instruments, including those entered into in the over-the-counter financial markets, are used to hedge the price paid for natural gas. Natural gas supply costs are passed on to customers of Ameren Missouri and Ameren Illinois under PGA clauses, subject to prudence reviews by the MoPSC and the ICC. For information regarding the percentage of Ameren Missouri’s and Ameren Illinois’ projected remaining natural gas supply requirements that are price-hedged through 2031, see Commodity Price Risk under Part II, Item 7A, of this report.
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
HUMAN CAPITAL MANAGEMENT
The execution of Ameren’s core strategy to invest in rate-regulated energy infrastructure, enhance regulatory frameworks and advocate for responsible policies, and optimize operating performance is driven by the capabilities and engagement of our workforce. Ameren’s workforce strategy is designed to promote a skilled workforce that is well-prepared to deliver on Ameren’s mission (To Power the Quality of Life) and vision (Leading the Way to a Sustainable Energy Future), both today and in the future. Our workforce strategy is anchored in four key pillars: Culture; Leadership Development; Organizational Alignment and Work Optimization; and Talent Attraction, Development and Rewards, which are discussed further below.
We are committed to workforce practices that adhere to laws and regulations regarding non-discrimination. We make employment decisions based on merit, without regard to any characteristic protected by law, and reinforce this commitment through robust risk management practices, ongoing legal monitoring, mandatory non-discrimination training, and employee feedback mechanisms.
Strong governance further supports these efforts. Ameren’s Chief Executive Officer and our Chief Human Resources Officer, with the support of other leaders of the Ameren Companies, are responsible for developing and executing our workforce strategy. In addition to reviewing and determining the Ameren Companies’ compensation practices and policies for the Chief Executive Officer and other executive officers, the Human Resources Committee of Ameren’s board of directors is responsible for oversight of Ameren’s human capital management practices and policies. The Human Resources Committee and Ameren’s board of directors are updated regularly on culture, organizational structure, leadership development, and legal and compliance matters.
Culture
We design our human capital management practices and policies to instill and reinforce our core values (Safety, Accountability, Integrity, Respect, and Stewardship) and organization competencies (Be Strategic, Continuously Improve, Deliver Results, Engage Respectfully, Foster Collaboration, and Think Customer). In doing so, we strive to align our employees to our mission and vision, improve safety, continuously improve operating performance, attract and retain top talent, and recognize employee contributions, among other things. We seek employee feedback through confidential surveys and other channels, using insights to enhance the employee experience and take actions aimed at increasing employee engagement. We have enhanced our facilities and workforce policies and practices to increase collaboration and productivity.
As a part of our culture, every employee is expected to challenge any unsafe act, complete each workday safely, and provide feedback on safety and security matters. In addition to comprehensive safety and security standards, and mandatory health, safety, and security training programs for applicable employees, we promote programs designed to encourage employees to provide feedback on practices or actions that could harm employees, customers, or the Ameren Companies, including perceived issues related to safety, security (both physical and cyber), ethics and compliance violations, or policy concerns.

Leadership Development
Ameren’s leaders play a critical role in setting and executing Ameren’s strategic initiatives, modeling our values and culture, and engaging and enabling the workforce. As such, we seek to develop a strong leadership team with a variety of experiences and perspectives. Management engages in an extensive succession planning process annually, which includes the involvement of Ameren’s board of directors. We develop our leaders both individually, through job rotations, coaching, work experiences, and leadership development programs, and as a team. Throughout the year, we offer a variety of forums intended to connect our leaders to our mission, vision, values, strategy, and culture, and to build leadership skills and capabilities.
Organizational Alignment and Work Optimization
We regularly evaluate our organizational structure and make adjustments and expand roles to facilitate execution of our strategy and organizational efficiency. We take proactive and intentional actions to ensure that structure is aligned with our highest priorities, processes are streamlined, technology is leveraged to drive efficiency and productivity, and roles are structured to facilitate communication, ownership and accountability.
Talent Attraction, Development, and Rewards
We engage in a variety of internal and external workforce development initiatives to ensure we have a strong pipeline of talent with the skills needed to execute our strategic priorities. We invest in our people to build or enhance technical, leadership, and professional skills and we facilitate mentoring relationships across the organization. As our business needs change, we remain focused on ensuring that our workforce has the tools and skills necessary to deliver on our strategic initiatives.
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
Complementing these efforts, our rewards program delivers a competitive and financially sustainable total rewards package that reinforces strong performance and supports engagement. We recognize that the rewards package required to attract and retain talent over the long term is about more than pay and benefits; it is about the total employee experience and support of their overall well-being. In addition to base salary, medical benefits, and retirement benefits, including defined benefit pension plans covering substantially all employees and a 401(k) plan for eligible employees, our total rewards package includes short-term incentives and long-term stock-based compensation for certain employees. Further, we offer our employees various programs that encourage overall well-being, including wellness and employee assistance programs. We regularly evaluate our offerings to ensure they provide meaningful value to employees while maintaining fiscal responsibility – enabling Ameren to attract, retain, and motivate top talent to achieve our strategic objectives.
Workforce
The majority of our workforce is comprised of skilled-craft and STEM-related professional and technical employees. Our workforce has been stable, with a total attrition rate of 6% in 2025. The majority of employee attrition is a result of employee retirements, generally allowing for thoughtful workforce and succession planning in advance of these planned transitions. The following table presents our employee count and their average tenure as of December 31, 2025, and the attrition rate in 2025:

	Employee Count	Average Tenure (in years)	Attrition Rate
Ameren	8,913	13	6%
Ameren Missouri	3,767	14	6%
Ameren Illinois	3,168	13	5%
Ameren Services	1,978	11	9%
The following table presents Ameren’s employees by generation as of December 31, 2025:

Generation Description	Ameren	Ameren Missouri	Ameren Illinois	Ameren Services
Baby Boomer (birth years between 1946 and 1964)	9%	9%	8%	10%
Generation X (birth years between 1965 and 1980)	39%	39%	38%	41%
Millennials (birth years between 1981 and 1996)	43%	43%	45%	41%
Generation Z/Post Millennial (birth years after 1997)	9%	9%	9%	8%
Collective bargaining units at Ameren’s subsidiaries consist of the International Brotherhood of Electrical Workers, the International Union of Operating Engineers, the Laborer’s International Union of North America, the United Association of Plumbers and Pipefitters, and

the United Government Security Officers of America. As of December 31, 2025, these labor unions collectively represented 46%, 58%, 54%, and 10% of the employees at Ameren, Ameren Missouri, Ameren Illinois, and Ameren Services, respectively. The Ameren Companies expect continued constructive relationships with their respective labor unions. The Ameren Missouri collective bargaining unit contracts expire in 2026 and 2028, and cover 96% and 4% of represented employees, respectively. The Ameren Illinois collective bargaining unit contracts expire in 2027 and 2029, and cover 8% and 92% of represented employees, respectively. Ameren Missouri and Ameren Illinois expect to renew these contracts prior to their expiration, however there can be no guarantee that such renewals will be secured on favorable terms.
INDUSTRY ISSUES
We are facing issues common to the electric and natural gas utility industry, as well as new and emergent issues impacting the industry as a whole. These issues include:
•the potential for changes in laws, regulations, enforcement efforts, and policies at the federal, state, and international levels, including but not limited to environmental laws and the presidential administration’s change in federal domestic energy policy to support investments in fossil fuel infrastructure and the effect it may have on the ability to construct and/or acquire renewable energy generation facilities and battery storage;
•corporate tax law changes, including the OBBBA and the IRA, as well as additional interpretations, regulations, amendments, or technical corrections that affect the amount and timing of income tax payments or the transferability of production and investment tax credits, reduce or limit the ability to claim certain deductions and use carryforward tax benefits and/or credits, or result in rate base reductions;
•maintaining affordability of electric and natural gas utility services for customers, including the demand for access to renewable energy generation, at rates acceptable to customers;
•political, regulatory, and customer resistance to higher rates;
•cybersecurity risks, cyber attacks, including ransomware and other ransom-based attacks and those attacks arising from or generated by generative or agentic artificial intelligence, hacking, social engineering, and other forms of malicious cybersecurity and/or privacy events, which could result in the loss of operational control of energy centers and electric and natural gas transmission and distribution systems and/or the theft or inappropriate release of certain types of information, including sensitive customer, employee, financial, and operating system information;
•acts of sabotage, which in recent years have increased in frequency and severity within the utility industry, terrorism, and other intentionally disruptive acts;
•the impacts from new data centers expected to be constructed over the next several years, including increased competition among utilities, independent power producers and non-traditional market entrants, providing generation and resource adequacy to support the projected load growth, managing the impact on customer rates, and the possibility that future demand from data centers may not be realized at the current projected pace;
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
•regulatory lag;
•the availability of fuel, materials and supplies, and equipment, and the potential disruptions in supply chains and inflationary pressures or tariffs on the prices and availability of commodities, labor, services, materials and supplies, and impacts associated with extended recovery periods from customers;
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
•public concerns about nuclear energy and the disposal of nuclear waste;
•industry challenges resulting from alleged or actual legal, regulatory, or compliance failures, including in connection with lobbying and political activities or liabilities arising out of wildfires or other catastrophic events; and
•effects of mergers, acquisitions, and divestitures within the utility industry.
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

OPERATING STATISTICS
The following tables present key electric and natural gas operating statistics for Ameren for the past three years:

Electric Operating Statistics – Year Ended December 31,	2025	2024	2023
Electric Sales – kilowatthours (in millions):
Ameren Missouri:
Residential	13,675	13,041	12,839
Commercial	13,972	13,620	13,466
Industrial	4,087	4,096	3,977
Street lighting and public authority	62	65	71
Ameren Missouri retail load subtotal	31,796	30,822	30,353
Off-system sales	3,466	4,011	4,145
Ameren Missouri total	35,262	34,833	34,498
Ameren Illinois Electric Distribution(a):
Residential	11,516	10,945	10,774
Commercial	11,755	11,631	11,602
Industrial	10,485	10,949	10,740
Street lighting and public authority	398	386	385
Ameren Illinois Electric Distribution total	34,154	33,911	33,501
Eliminate affiliate sales	—	—	(30)
Ameren total	69,416	68,744	67,969
Electric Operating Revenues (in millions):
Ameren Missouri:
Residential	$1,839	$1,638	$1,577
Commercial	1,450	1,313	1,280
Industrial	342	311	306
Other, including street lighting and public authority	88	100	124
Ameren Missouri retail load subtotal	$3,719	$3,362	$3,287
Off-system sales and capacity	912	485	407
Ameren Missouri total	$4,631	$3,847	$3,694
Ameren Illinois Electric Distribution:
Residential	$1,483	$1,254	$1,344
Commercial	785	680	747
Industrial	199	178	186
Other, including street lighting and public authority	(68)	(23)	(59)
Ameren Illinois Electric Distribution total	$2,399	$2,089	$2,218
Ameren Transmission:
Ameren Illinois Transmission(b)	$637	$564	$480
ATXI	226	218	198
Eliminate affiliate revenues	(1)	(1)	(1)
Ameren Transmission total	$862	$781	$677
Other and intersegment eliminations	(224)	(177)	(150)
Ameren total	$7,668	$6,540	$6,439
(a)Sales for which power was supplied by Ameren Illinois as well as alternative retail electric suppliers. In 2025, 2024, and 2023, Ameren Illinois procured power on behalf of its customers for 28%, 25%, and 28%, respectively, of its total kilowatthour sales.
(b)Includes $160 million, $119 million, and $113 million in 2025, 2024, and 2023, respectively, of electric operating revenues from transmission services provided to Ameren Illinois Electric Distribution.

Electric Operating Statistics – Year Ended December 31,	2025	2024	2023
Ameren Missouri fuel costs (cents per kilowatthour generated)(a)	1.34 ¢	1.27 ¢	1.29 ¢
Source of Ameren Missouri energy supply:
Coal	56.5%	50.5%	54.6%
Nuclear	19.4	29.1	25.6
Hydroelectric	3.5	3.5	2.4
Wind	3.6	4.4	4.9
Natural gas	1.8	1.0	1.1
Methane gas and solar	3.0	0.2	0.2
Purchased power – wind	—	0.4	0.6
Purchased power – other	12.2	10.9	10.6
Ameren Missouri total	100.0%	100.0%	100.0%
(a)    Ameren Missouri fuel costs exclude $(96) million, $34 million, and $72 million in 2025, 2024, and 2023, respectively, for changes in FAC recoveries.

Natural Gas Operating Statistics – Year Ended December 31,	2025	2024	2023
Natural Gas Sales – dekatherms (in millions):
Ameren Missouri:
Residential	7	6	6
Commercial	4	3	3
Industrial	1	1	1
Transport	9	8	9
Ameren Missouri total	21	18	19
Ameren Illinois Natural Gas:
Residential	52	47	47
Commercial	16	14	14
Industrial	3	3	3
Transport	100	99	99
Ameren Illinois Natural Gas total	171	163	163
Ameren total	192	181	182
Natural Gas Operating Revenues (in millions):
Ameren Missouri:
Residential	$101	$90	$100
Commercial	44	37	46
Industrial	5	4	5
Transport and other	14	15	14
Ameren Missouri total	$164	$146	$165
Ameren Illinois Natural Gas:
Residential	$680	$661	$657
Commercial	185	166	164
Industrial	12	10	14
Transport and other	91	101	62
Ameren Illinois Natural Gas total	$968	$938	$897
Other and intercompany eliminations	(1)	(1)	(1)
Ameren total	$1,131	$1,083	$1,061
Rate Base Statistics – At December 31,	2025	2024	2023
Rate Base (in billions):
Electric transmission and distribution	$20.3	$18.5	$17.5
Natural gas transmission and distribution	3.5	3.3	3.2
Coal generation:
Labadie Energy Center	1.1	1.0	0.9
Sioux Energy Center	0.5	0.6	0.6
Rush Island Energy Center (retired in October 2024)	—	—	0.4
Coal generation total	1.6	1.6	1.9
Nuclear generation	1.6	1.5	1.5
Renewable generation (hydroelectric, wind, solar, methane gas)	2.4	2.4	1.4
Natural gas generation	0.4	0.4	0.3
Rate base total	$29.8	$27.7	$25.8

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
The Ameren Companies also make available free of charge through Ameren’s website the charters of Ameren’s board of directors’ Audit and Risk Committee, Cybersecurity and Digital Technology Committee, Finance Committee, Human Resources Committee, Nominating and Corporate Governance Committee, and Nuclear, Operations and Environmental Sustainability Committee; the corporate governance guidelines; a policy regarding communications to the board of directors; a policy and procedures document with respect to related-person transactions; a code of ethics applicable to all directors, officers and employees; a supplemental code of ethics for principal executive and senior financial officers; and a director nomination policy that applies to the Ameren Companies. In addition, we provide information regarding our sustainability initiatives through our website, including our annual sustainability and impact report and a sustainability investor presentation. The information or other documents on Ameren’s website, or any other website referenced in this report, is not incorporated by reference into this report.
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
We are subject to federal, state, and local regulation. The extensive regulatory frameworks, some of which are more specifically identified in the following risk factors, regulate, among other matters, the electric and natural gas utility industries; the rate and cost structure of utilities, including an allowed ROE; the operation of nuclear power plants; the construction and operation of generation, transmission, and distribution facilities; the acquisition, disposal, depreciation and amortization of assets and facilities; the electric transmission system reliability; and wholesale and retail competition. In the planning and management of our operations, we must address the effects of existing and proposed laws and regulations and potential changes in our regulatory frameworks, including new interpretations of existing regulations, as well as executive orders, initiatives by federal and state legislatures, RTOs, utility regulators, and taxing authorities, and actions by local jurisdictions that may affect the constructing or siting of facilities. Significant changes in the nature of the regulation of our businesses, including expiration or discontinuation of, or significant changes to, existing regulatory mechanisms, and the presidential administration’s approach to environmental and energy policy and resultant changes in regulatory enforcement priorities, and/or evolving interpretations of existing regulatory requirements, could require changes to our business planning, strategy and management of our businesses and could adversely affect our results of operations, financial position, and liquidity. Failure to obtain adequate rates or regulatory approvals in a timely manner; failure to obtain necessary licenses or permits from regulatory authorities; the impact of new or modified laws, regulations, standards, interpretations, or other legal requirements; or increased compliance costs could adversely affect our results of operations, financial position, and liquidity.
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
Ameren Missouri’s electric and natural gas utility rates and Ameren Illinois’ natural gas utility rates are typically established in regulatory proceedings that take up to 11 months to complete. Ameren Missouri’s electric and natural gas utility rates established in those proceedings are based on historical costs, revenues, and sales volumes. Pursuant to the PPRA, Ameren Missouri’s natural gas utility rates established in proceedings filed after June 2026 will be allowed to be based on future costs, revenues, and sales volumes, subject to MoPSC approval. Ameren Illinois’ natural gas rates established in those proceedings are based on estimated future costs, revenues, and sales volumes. Effective for rates in 2024 through at least 2027, Ameren Illinois’ electric distribution rates have been established through an MYRP as discussed in the following risk factor. An MYRP includes a revenue requirement reconciliation, which may not allow for full recovery of actual costs due to a reconciliation cap. Thus, the rates that we are allowed to charge for utility services may not match our actual costs at any given time.
Rates include an allowed return on investments established by the regulator, including a return at the applicable WACC on rate base, and an amount for income taxes based on the currently applicable statutory income tax rates and amortization associated with excess deferred income taxes. Although rate regulation is premised on providing an opportunity to earn a reasonable rate of return on rate base, there can be no assurance that the regulator will determine that our costs were prudently incurred or that the regulatory process will result in rates that will produce full recovery of such costs or provide for an opportunity to earn a reasonable return on those investments. Ameren Missouri and Ameren Illinois, and the utility industry generally, have experienced higher maintenance costs and capital expenditures to operate their electric, natural gas, and transmission businesses, which has led to increases in customer rates and the related revenue requirements needed to recover such costs and earn a return on investments. This could result in more frequent regulatory rate reviews and requests for cost recovery mechanisms. Additionally, increasing rates could result in regulatory or legislative actions, as well as competitive or political pressures, all of which could adversely affect our results of operations, financial position, and liquidity.
Beginning in 2024 through at least 2027, electric distribution rates for Ameren Illinois are established through an MYRP, which are subject to ongoing regulatory and judicial proceedings and associated risks, and are subject to a reconciliation cap.
Pursuant to the CEJA, Ameren Illinois has the option to establish electric distribution rates through an MYRP or a traditional regulatory rate review. An MYRP establishes rates for a four-year period, and Ameren Illinois has the option to file for an MYRP every four years. Ameren Illinois elected to file an MYRP for rates effective in 2024 through 2027. Under the MYRP, Ameren Illinois is allowed to reconcile its actual electric distribution revenue requirement, as adjusted for certain cost variations, to the ICC-approved revenue requirement on an annual basis, subject to a reconciliation cap. The reconciliation cap limits the annual adjustment to 105% of the annual revenue requirement approved by the ICC. Certain variations from forecasted costs are excluded from the reconciliation cap, including those associated with major storms; new business and facility relocations; changes in the timing of certain expenditures or investments into or out of the applicable calendar year; and changes in interest rates, income taxes, taxes other than income taxes, pension and other post-retirement benefits costs, and amortization of certain assets. The reconciliation cap also excludes costs recovered outside of base rates through riders. The actual revenue requirement for a particular year incorporates Ameren Illinois’ year-end rate base and actual capital structure for such year, provided that the resulting revenue requirement does not exceed the 105% reconciliation cap and the common equity ratio in such capital structure may not exceed that approved by the ICC in the MYRP. Ameren Illinois’ existing riders continue to be effective under the MYRP. In addition, the ICC determines the ROE applicable to each year of the four-year period. Economic conditions could result in the annual predetermined ROE becoming inadequate over the four-year period. Ameren Illinois has filed an appeal of the ICC-determined ROE for 2024 through 2027 to the Illinois Appellate Court for the Fifth Judicial District. For additional information on the appeal see Note 2 – Rate and Regulatory Matters under Part II, Item 8, of this report. Failure to limit capital expenditures and operation and maintenance expenses to amounts that maintain revenue requirements under the reconciliation cap limit would adversely affect Ameren’s and Ameren Illinois’ results of operations, financial position, and liquidity.
As a result of the election to use the PISA, Ameren Missouri’s electric service business is subject to a limitation on increasing the annual revenue requirement due to the inclusion of incremental PISA deferrals in the revenue requirement.
Pursuant to the PPRA, Ameren Missouri’s PISA election was extended through 2035 and an additional extension through 2040 is allowed if requested by Ameren Missouri and approved by the MoPSC. This law also reduced the annual limit on increases to the electric service revenue requirement used to set customer rates, compared to the revenue requirement established in the immediately preceding rate order, due to the inclusion of incremental PISA deferrals in the revenue requirement. The annual limit in effect was 2.5% and changed to 2.25%, prorated monthly, for revenue requirements approved by the MoPSC after August 2025. Increased capital expenditures could cause incremental PISA deferrals to exceed the 2.25% limitation, and such amounts exceeding the 2.25% limitation would be excluded from recovery under future revenue requirements. Failure to limit capital investments to an amount which maintains PISA deferrals under the 2.25% limitation could adversely affect Ameren’s and Ameren Missouri’s results of operations, financial position, and liquidity.

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
Our electric generation, transmission, and distribution and natural gas distribution and storage operations must comply with a variety of statutes and regulations relating to the protection of the environment and human health and safety, including permitting programs implemented by federal, state, and local authorities. Such environmental laws regulate air emissions; protect water bodies; regulate the handling and disposal of hazardous substances and waste materials; establish siting and land use requirements; and protect against ecological impacts. Complex and lengthy processes are required to obtain and renew approvals, permits, and licenses for new, existing, or modified energy-related facilities. Additionally, the use and handling of various chemicals and hazardous materials require release prevention plans and emergency response procedures. Further, we are subject to risks from changing or conflicting interpretations of existing laws, modifications to existing laws, new laws, new or modified permit terms, and enforcement of environmental laws and permits by federal, state, and local authorities.
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
Environmental regulations impact the electric utility industry, and compliance obligations could be costly for Ameren Missouri, which operates coal-fired and natural gas-fired energy centers. As of December 31, 2025, Ameren Missouri’s coal-fired energy centers represented 5% and 11% of Ameren’s and Ameren Missouri’s rate base, respectively. Compliance obligations under the Clean Air Act stem from a variety of programs including the NSPS, the MATS, emission allowance programs, the CSAPR, and the National Ambient Air Quality Standards, which are subject to periodic review for certain pollutants. Collectively, these regulations cover a variety of pollutants, such as SO2, particulate matter, NOx, mercury, toxic metals and acid gases, and CO2 emissions, although the scope of covered pollutants can change. To the extent our operations impact surface water bodies, including wetlands, the Clean Water Act requires permitting as well as evaluation of the ecological and biological impact of those operations. Implementation of requirements under the Clean Air Act and the Clean Water Act typically occurs through the issuance of permits by state regulators or resource agencies, and capital expenditures associated with compliance could be significant. The management and disposal of coal ash from our coal-fired energy centers must comply with federal regulations known as the CCR Rule issued under the Resource Conservation and Recovery Act and require the closure of surface impoundments at our coal-fired energy centers along with groundwater monitoring requirements and the implementations of corrective measures if necessary. The combined effects of compliance with existing and future environmental regulations could result in significant capital expenditures, increased operating costs, and the potential for closure or alteration of operations at some of Ameren Missouri’s energy centers.
Currently as required by the CEJA, Ameren Missouri's natural gas-fired energy centers in Illinois are subject to annual limits on emissions, including CO2 and NOx. Further reductions to emissions limits will become effective between 2030 and 2040, resulting in the possible closure of the Venice Energy Center by the end of 2029. The reductions could also limit the operations of Ameren Missouri's four other natural gas-fired energy centers located in the state of Illinois and will result in their closure by 2040. These energy centers are utilized to support peak loads. Subject to conditions in the CEJA, these energy centers may be allowed to exceed the emissions limits in order to maintain reliability of electric utility service.
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

We are subject to business and financial risks related to the impact of climate-related legislation, regulation, and emission reduction initiatives.
There is concern and activism among various external stakeholders, both nationally and internationally, about climate-related risks, including public concerns about the potential environmental impacts from the combustion of fossil fuels, as well as pressure from public interest groups regarding limiting the use of natural gas. Also, state and local authorities have proposed restrictions on the use of natural gas, and the ICC is conducting a future of gas proceeding to explore issues involved with decarbonization of the natural gas distribution system in the state of Illinois. Further, federal, state, and local authorities have considered initiatives to further restrict greenhouse gases to address global climate-related risks. Additionally, international agreements have in the past, and could again, lead to future federal or state legislation or regulations. In 2015, the United Nations Framework Convention on Climate Change reached consensus among approximately 190 nations on an agreement, known as the Paris Agreement, that establishes a framework for greenhouse gas mitigation actions by all countries, with a goal of holding the increase in global average temperature to below 2 degrees Celsius above pre-industrial levels and an aspiration to limit the increase to 1.5 degrees Celsius. The United States withdrew from the Paris Agreement and the United Nations Framework Convention on Climate Change in January 2025 and 2026, respectively. The EPA has revised, and has proposed revisions to, compliance requirements under a number of federal environmental regulatory programs related to greenhouse gases; however, differences in energy policy priorities adopted by future presidential administrations could result in additional greenhouse gas reduction requirements in the United States.
As a result of our diverse fuel portfolio, our emissions of greenhouse gases vary among our energy centers, but coal-fired power plants are significant sources of CO2 emissions. Future federal and state legislation or regulations that mandate limits on the emission of, or impose taxation on, greenhouse gases could result in a significant increase in capital expenditures and operating costs, decreased revenues, penalties or fines, or reduced operations of some of Ameren Missouri’s coal- and natural gas-fired energy centers, which, in turn, could lead to increased liquidity and financing needs, and higher financing costs. Moreover, to the extent Ameren Missouri requests recovery of these costs through rates, its regulators might deny some or all of, or defer timely recovery of, these costs. Excessive costs to comply with future legislation or regulations related to climate-related risks might force Ameren Missouri to close its remaining coal-fired energy centers earlier than planned, which could lead to possible loss on abandonment and reduced revenues. As a result, mandatory limits could have a material adverse impact on Ameren’s and Ameren Missouri’s results of operations, financial position, and liquidity.
Ameren is targeting net-zero carbon emissions by 2045, as well as a 60% reduction by 2030 and an 85% reduction by 2040 based on 2005 levels in a safe, reliable, and affordable manner. Ameren’s goals include both reduction of direct emissions from operations (scope 1), as well as electricity usage at Ameren buildings (scope 2), including other greenhouse gas emissions of methane, nitrous oxide, and sulfur hexafluoride. Achievement of these targets is dependent on many factors, including the pace and extent of development and deployment of low- to zero-carbon energy technologies and carbon capture technologies, the cost of those technologies, and support of such technologies by regulators; natural gas and energy prices; operational performance of low- to zero-carbon resources; new transmission infrastructure; the ability to maintain system reliability; customer demand for energy including carbon-free energy; and constructive energy and economic policies, including those that address investment in energy infrastructure, global climate-related risks, incentives for clean energy technologies, and environmental regulations. Additional factors associated with operational risks for the construction and acquisition of electric and natural gas infrastructure may also affect the achievement of these goals, as further discussed below. The strategy to achieve these goals also relies on continuing to pursue a diverse portfolio, including low-carbon and carbon-free resources and energy-efficiency resources, while still meeting load growth opportunities; continuing to participate in efforts to help advance the development of technologies such as carbon capture and sequestration; the use of hydrogen fuel for electric production and energy storage, next generation nuclear, and large-scale long-cycle battery storage; and constructively engaging with legislators, regulators, investors, customers, and other stakeholders to support outcomes leading to a net-zero future.
We are subject to regulatory compliance and proceedings, which could result in increasing costs, regulatory penalties, and/or other sanctions.
We are subject to FERC regulations, rules, and orders, including standards issued by the NERC. As owners and operators of bulk power transmission systems and electric energy centers, we are subject to mandatory NERC reliability standards, including cybersecurity standards. In addition, our natural gas transmission, distribution, and storage facilities systems are subject to PHMSA rules and regulations. Compliance with these reliability standards, rules, and regulations may subject us to higher operating costs and may result in increased capital expenditures. We may also incur higher operating costs to comply with potential new executive orders, regulations, or interpretations of existing regulations issued by these regulatory bodies. If we were found not to be in compliance with these mandatory NERC reliability standards, PHMSA rules and regulations, or FERC regulations, rules, and orders, we could incur substantial monetary penalties and other sanctions, which could adversely affect our results of operations, financial position, and liquidity. The FERC can impose civil penalties of approximately $1.6 million per violation per day for violation of its regulations, rules, and orders, including mandatory NERC reliability standards. The FERC also conducts audits and reviews of Ameren Missouri’s, Ameren Illinois’, and ATXI’s accounting records to assess the accuracy of their respective formula ratemaking process, and it can require refunds to be issued to customers for previously billed amounts, with interest.

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
We expect to make significant capital expenditures to maintain and improve our electric and natural gas utility infrastructure and to comply with existing environmental regulations. We estimate that we will invest up to $33.1 billion (Ameren Missouri – up to $22.2 billion; Ameren Illinois – up to $8.3 billion; ATXI – up to $2.6 billion) of capital expenditures from 2026 through 2030. For additional information on these estimates, see Liquidity and Capital Resources – Capital Expenditures in Management’s Discussion and Analysis of Financial Condition and Results of Operations under Part II, Item 7, of this report. Investments in Ameren’s rate-regulated operations are expected to be recoverable from customers, but they are subject to prudence reviews and are exposed to regulatory lag of varying degrees by jurisdiction.
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
With respect to the transition of Ameren Missouri’s generation fleet included in its 2025 Change to the 2023 PRP and carbon emission reduction targets, factors also include Ameren Missouri’s ability to obtain CCNs from the MoPSC, and any other required state or federal approvals for the addition of renewable resources, battery storage, or nuclear or natural gas-fired generation, retirement of energy centers, and new or continued customer energy-efficiency programs; the ability to enter into agreements for renewable, natural gas-fired, or nuclear generation or battery storage and acquire or construct those resources at a reasonable cost; the ability to enter into natural gas supply agreements at reasonable prices and adequate quantities to power Ameren Missouri’s natural gas-fired energy centers; the ability to obtain NRC approval for an extension of the operating license for the Callaway Energy Center beyond its current 2044 expiration date; the continued existence and ability to qualify for, and use or transfer, federal production or investment tax credits; the ability to maintain system reliability; new and/or changes in environmental regulations, including those related to CO2 and other greenhouse gas emissions; energy prices; and demand. Also, changes to capacity accreditation rules adopted by the MISO could reduce the accredited capacity of renewable generation and battery storage and increase regional capacity prices, potentially requiring additional investment and higher costs to satisfy resource adequacy requirements. In addition, the presidential administration has issued executive orders and taken other actions to increase investment in fossil fuel infrastructure. This change in federal domestic energy policy has created uncertainty regarding the role existing renewable generation will play in supporting the United States’ energy grid and the timing and extent of future renewable generation infrastructure development. Ameren Missouri’s plan could be affected by this change in energy policy.
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
•inability to maintain reliability of our electric utility services as coal-fired energy centers are retired and renewable energy generation is placed in service, as well as our ability to meet generation capacity obligations, which could potentially increase if new data centers and/or other large primary service customers locate within our service territories;
•disruptions to the global supply chain as a result of shortages for labor, materials, or equipment, tariffs and international trade relations, geopolitical conflict, delivery delays, and economic pressures, among other things;
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
•unusual or adverse weather conditions or other natural disasters, including but not limited to those that may result from climate-related risks, such as severe storms, droughts, wildfires, floods, tornadoes, earthquakes, icing, sustained high or low temperatures, solar flares, and electromagnetic pulses;
•the level of wind and solar resources;
•inability to operate wind generation facilities at full capacity resulting from requirements to protect natural resources, including wildlife, or other conditions limiting full capacity;
•the occurrence of catastrophic events such as fires, explosions, acts of sabotage, which in recent years have increased in frequency and severity within the utility industry, acts of terrorism, civil unrest, pandemic health events, or other similar events;
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
•failure to keep pace with and the ability to adapt to rapid technological change, including generative and agentic artificial intelligence; and
•other unanticipated operations and maintenance expenses and liabilities.
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
Ameren Missouri owns and operates coal-fired energy centers. Approximately 96% of Ameren Missouri’s coal is purchased from the Powder River Basin in Wyoming, which has a limited number of suppliers. Deliveries from the Powder River Basin have occasionally been restricted because of rail congestion, staffing and equipment issues, infrastructure maintenance, derailments, weather, and supplier financial hardship. As of December 31, 2025, coal inventory was near targeted levels at the Labadie Energy Center and at targeted levels at the Sioux Energy Center. Delays or disruptions in the delivery of coal, failure of our coal suppliers to provide adequate quantities or quality of coal, or lack of adequate inventories of coal, including low-sulfur coal used to comply with environmental regulations, could have adverse effects on Ameren Missouri’s electric generation operations. If Ameren Missouri is unable to obtain an adequate supply of coal under existing agreements, it may be required to purchase coal at higher prices or be forced to reduce generation at its coal-fired energy centers, which could adversely affect Ameren’s and Ameren Missouri’s results of operations, financial position, and liquidity.
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
•increased regulatory scrutiny and oversight resulting from more frequent outages;
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
Our aging infrastructure may pose risks to system reliability and expose us to expedited or unplanned significant capital expenditures and operating costs. Both of Ameren Missouri’s coal-fired energy centers were constructed prior to 1978, and the Callaway Energy Center began operating in 1984. The age of these energy centers increases the risks of unplanned outages, reduced generation output, and higher maintenance expense. Further, Ameren Missouri would be adversely affected if the MoPSC does not allow recovery of the remaining investment and decommissioning costs associated with the retirement of an energy center, as well as the ability to earn a return on that remaining investment and those decommissioning costs. Aging transmission and distribution facilities are more prone to failure than new facilities, which results in higher maintenance expense and the need to replace these facilities with new infrastructure. Even when the system is properly maintained, its reliability may ultimately deteriorate and negatively affect our ability to serve our customers, which could result in increased costs subject to regulatory recovery risk. The frequency and duration of customer outages are among the CEJA performance standards. Any failure to achieve these standards will result in a reduction in Ameren Illinois’ allowed ROE on electric distribution assets. The higher maintenance costs associated with aging infrastructure and capital expenditures for new or replacement infrastructure could cause additional rate volatility and increases for our customers, resistance by our regulators to allow customer rate increases, and/or regulatory lag in some of our jurisdictions, any of which could adversely affect our results of operations, financial position, and liquidity.
Realized energy demand from current and potential new customers may differ significantly from forecasts.
The Ameren Companies have historically experienced minimal growth in energy demand for the past two decades. However, current industry projections reflect the potential for significant growth in energy demand over the next decade, primarily arising from data centers and further augmented by onshoring and electrification of manufacturing and an increase in transportation electrification. In addition, in February 2026, Ameren Missouri executed electric service agreements with large load customers under its large load customer rate plan, representing 2.2 gigawatts of demand. The Ameren Companies may or may not experience the energy demand growth currently being forecasted depending on the decisions of potential new customers about whether to locate their operations within our service territories or whether customers that have signed electric service agreements begin operations within the expected timeframes. Also, demand growth may not be realized at the rate, or in the amount, expected if construction of customer facilities is not completed within expected timeframes, which is dependent on the ability of suppliers, contractors, and developers to meet contractual commitments and timely complete projects. In addition, expected demand growth may not be realized if emerging technologies are not broadly adopted at the rate expected, increased efficiencies in computing or other advances in these technologies reduce energy demand for data centers, or large load customers, such as data centers, are not supported by local communities or do not receive necessary approvals by local municipalities. Although customers subject to the large load customer rate plan in Ameren Missouri’s service territory are required to sign agreements for specific term lengths to reasonably ensure rates they are charged reflect a representative share of the costs incurred to serve them, these customers could terminate their agreements early or reduce minimum capacity levels. These agreements include exit fees for early termination and fees for capacity reductions, but these fees may not fully mitigate this risk. Although assets constructed or acquired to serve these customers will also be used to serve other Ameren Missouri customers, early termination or capacity reductions could impact Ameren Missouri’s ability to fully recover its investment in, and return on, those assets. Also, the Ameren Companies may not be able to provide the necessary electric service, including both energy and capacity, within the time periods required by large load customers. The Ameren Companies may need to accelerate the addition of generation resources within current plans, obtain new generation resources, expand transmission or distribution facilities that are not currently within their plans, or purchase additional energy and capacity to meet the increase in demand. In addition, demand for construction services within the utility industry has increased significantly due to growing energy demand and energy transition, creating limited availability of suppliers, contractors, and developers, which could impact the Ameren Companies' ability to timely construct or acquire assets needed to meet forecasted demand. If the Ameren Companies are required to purchase energy and capacity to meet demand, their risk management and liquidity levels may not be effective at mitigating price impacts of such purchases, or there may not be sufficient energy and capacity available, either of which could negatively impact the Ameren Companies’ ability to realize forecasted or other potential demand. The Ameren Companies may not be able to plan, receive regulatory approvals, and execute those plans in a timely manner, which could result in the Ameren Companies not realizing forecasted or other potential demand.
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
•technological advancements that reduce energy consumption and demand;
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
Ameren is a holding company; therefore, its primary assets are its investments in the common stock of its subsidiaries, including Ameren Missouri, Ameren Illinois, and ATXI. As a result, Ameren’s ability to pay dividends on its common stock depends on the earnings of its subsidiaries and the ability of its subsidiaries to pay dividends or otherwise transfer funds to Ameren. Similarly, Ameren’s ability to service its debt obligations is dependent upon the earnings of its operating subsidiaries and the distribution of those earnings and other payments, including payments of principal and interest under affiliate indebtedness. The payment of dividends to Ameren by its subsidiaries in turn depends on the subsidiaries’ results of operations, and other items affecting retained earnings, and available cash. Ameren’s subsidiaries are separate and distinct legal entities and have no obligation, contingent or otherwise, to pay any dividends or make any other distributions (except for payments required pursuant to the terms of affiliate borrowing arrangements and cash payments under the tax allocation agreement) to Ameren. Under the IRA, a 15% minimum tax on adjusted financial statement income, as defined in the law, is assessed against corporations whose average annual adjusted financial statement income exceeds $1 billion for three consecutive preceding tax years. Once a corporation exceeds this three-year average annual adjusted financial statement income threshold, it will be subject to the minimum tax for all future tax years. As Ameren is a holding company and files a consolidated income tax return, it is reliant on its subsidiaries to pay the minimum tax once the threshold is exceeded. The payments related to the minimum tax by Ameren Missouri, Ameren Illinois, and ATXI are expected to be recovered, subject to approval by their respective regulators. In addition, interpretations, regulations, amendments, or technical corrections that affect the amount and timing of income tax payments, credits available, or the transferability of production and investment tax credits could adversely affect our liquidity. Certain financing agreements, corporate organizational documents, and certain statutory and regulatory requirements may impose restrictions on the ability of Ameren Missouri, Ameren Illinois, and ATXI to transfer funds to Ameren in the form of cash dividends, loans, or advances.

Significant increases in prices of labor, services, materials and supplies and other costs, including costs associated with our defined benefit retirement and postretirement plans, health care plans, and other employee benefits, could adversely affect our results of operations, financial position, or liquidity.
A part of our strategy focuses on disciplined cost management, including prudently monitoring all of our expenses. Higher than expected inflation levels could put pressure on the prices of labor, services, materials and supplies, and other costs. Higher inflation levels, as well as higher interest rates, tariffs, trade wars, or a recession could impact our ability to control costs, to make substantial investments in our businesses, to recover costs and investments, to earn our allowed ROEs within frameworks established by our regulators, and/or to maintain affordability of our services for our customers. In addition, these various economic pressures could adversely affect our customers’ usage of, or payment for, our services. Additionally, volatility in the commodities market could increase collateral postings and prepayments. Also, market volatility could significantly affect the investment performance of Ameren’s COLI. Significant increases in our costs could increase our financing needs and otherwise adversely affect our results of operations, financial position, and liquidity.
Related to benefits, Ameren has defined benefit pension plans covering substantially all of its employees and has postretirement benefit plans covering non-union employees hired before October 2015 and union employees hired before January 2020. Assumptions related to future costs, returns on investments, interest rates, timing of employee retirements, and mortality, as well as other actuarial matters, have a significant impact on our customers’ rates and our plan funding requirements. Ameren’s total pension and postretirement benefit plans were overfunded by $954 million as of December 31, 2025. Ameren expects to fund its pension plans at a level equal to the greater of the pension cost or the legally required minimum contribution. Based on its assumptions at December 31, 2025, its investment performance in 2025, and its pension funding policy, Ameren expects to make annual contributions of approximately $45 million to $50 million in each of the next five years, with aggregate estimated contributions of $240 million. Ameren Missouri and Ameren Illinois estimate that their portion of the future funding requirements will be 35% and 45%, respectively. These estimated contributions may change based on actual investment performance, changes in interest rates, changes in our assumptions, changes in government regulations, and any voluntary contributions. In addition to the costs of our pension plans, the costs of providing health care benefits to our employees and retirees have increased in recent years. We believe that our employee benefit costs, including costs of health care plans for our employees and former employees, will continue to rise. Future legislative changes related to health care could also significantly change our benefit programs and costs.
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
Our results are influenced by the expectations of our customers, investors, legislators, regulators, creditors and ratings agencies. Those expectations are based, in part, on the reliability and affordability of our utility services. Service interruptions and facility shutdowns can occur due to failures of equipment as a result of severe or destructive weather or other causes. The ability of Ameren Missouri and Ameren Illinois to prevent, mitigate, or respond promptly to such failures can affect customer satisfaction or potentially subject us to litigation. In addition to system reliability issues, the success of modernization efforts, our ability to safeguard sensitive customer information and protect our systems from physical or cyber attacks, and other actions can affect customer satisfaction. The level of rates, the timing and magnitude of rate increases, and the volatility of rates can also affect regulator and customer satisfaction. In addition, rising energy and capacity prices, which are largely outside of our control, could impact customer affordability and satisfaction. Ameren Missouri’s and Ameren Illinois’ recent electric and natural gas regulatory rate reviews have resulted in increases in rates charged to customers which had an adverse impact on customer satisfaction and increased political pressures and media attention.
Our ability to successfully execute our strategic plan, including the transition of Ameren Missouri’s generation fleet included in its 2025 Change to the 2023 PRP, may affect customers’, investors’, legislators’, regulators’, creditors’, and rating agencies’ opinions and actions. Additionally, negative perceptions or publicity resulting from increasing scrutiny of company policies or practices could negatively impact our reputation, investment in our common stock, or our access to capital and credit markets. Customers’, investors’, legislators’, regulators’, creditors’, and rating agencies’ opinions of us can also be affected by media coverage, including social media, which may include information, whether factual or not, that damages our brand and reputation.
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
Our businesses depend upon our ability to employ and retain key officers and other skilled professional and technical employees. Certain specialized knowledge that focuses on skilled-craft and STEM-related disciplines is required to construct and operate generation, transmission, and distribution assets. Further, a significant portion of our work force is nearing retirement. As of December 31, 2025, approximately 22% of Ameren’s, Ameren Missouri’s, and Ameren Illinois’ total employees were 55 years old or older. We are also party to collective bargaining agreements that collectively represent about 46%, 58%, and 54% of Ameren’s, Ameren Missouri’s and Ameren Illinois’ total employees, respectively. The Ameren Missouri collective bargaining unit contracts expire in 2026 and 2028, and cover 96% and 4% of represented employees, respectively. The Ameren Illinois collective bargaining unit contracts expire in 2027 and 2029, and cover 8% and 92% of represented employees, respectively. Ameren Missouri and Ameren Illinois expect to renew these contracts prior to their expiration, however there can be no guarantee that such renewals will be secured on favorable terms. Certain events, such as significant delays in finding appropriate replacement talent, inadequately trained replacement employees, a mismatch of skill sets to future needs, or any work stoppage experienced in connection with negotiations of collective bargaining agreements could adversely affect our operations.
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
There has been an increase in the number and sophistication of physical and cyber attacks across all industries worldwide. Physical attacks could include sabotaging, vandalizing, or burglarizing transmission and distribution facilities, which are unmanned, widely dispersed, and often in isolated areas, or the theft of physical data and information. Cyber attacks could include viruses, malicious or destructive code, social engineering attacks, denial of service attacks, supply chain attacks, ransomware and other extortion-based attacks, improper access by third parties, attacks on email systems, and attacks leading to data loss, including data stored using cloud technologies, operational control, or exploitation of vulnerabilities specific to internally developed systems or to those provided and/or maintained by our suppliers. This also includes attacks arising from or generated by artificial intelligence, among various other attempts to compromise systems that can lead to security breaches. In addition, the increasingly widespread adoption of artificial intelligence technologies, including generative and agentic artificial intelligence, may increase, accelerate, or enhance cyber attacks and other operational, legal, privacy, and reputational risks in our industry and worldwide. Also, remote working arrangements could increase our data security risks, including loss of data related to sensitive customer, employee, financial, and operating system information, through insider or outsider actions. A security breach of our physical assets or in our information systems could affect the reliability of the transmission and distribution system, disrupt electric generation, including nuclear generation, and/or subject us to financial harm resulting from theft or the inappropriate release or destruction of certain types of information, including sensitive customer, employee, financial, and operating system information. Many of our suppliers, vendors, contractors, and information technology providers leverage systems that support our operations and maintain customer and employee data. An interruption of these third-party systems could adversely affect our business as if it was a disruption of our own system. If a significant breach or other interruption occurred, whether due to an intentional or unintentional act, our reputation could be adversely affected, customer confidence could be diminished, availability of our services could be impacted, and/or we could be subject to increased costs associated with regulatory oversight, fines or legal claims, any of which could result in a significant decrease in revenues or significant costs for remedying the impacts of such a disruption. Our generation, transmission, and distribution systems are part of an interconnected grid. Therefore, a breach or other disruption caused by a physical or cyber incident at another utility, electric generator, RTO, or commodity supplier could also adversely affect our businesses. Insurance might not be adequate to cover losses that arise in connection with these events. In addition, new regulations could require changes in our security measures and result in increased costs. The occurrence of any of these events could adversely affect our results of operations, financial position, and liquidity.
Our businesses are dependent on our ability to access the capital and credit markets successfully. We might not have access to sufficient capital on reasonable terms, and in the amounts and at the times needed.
We rely on the issuance of short-term and long-term debt and equity as significant sources of liquidity and funding for capital requirements not satisfied by our operating cash flow, as well as to refinance existing long-term debt. The inability to raise debt or equity capital on reasonable terms, or at all, could negatively affect our ability to maintain or to expand our businesses. General economic factors beyond our control might create uncertainty that could increase our cost of capital or impair or eliminate our ability to access the debt, equity, or credit markets, including our ability to draw on bank credit facilities. These factors include depressed economic conditions, a recession, increasing interest rates, inflation, sanctions, trade restrictions, tariffs or trade wars, government or federal agency shutdowns, political instability, war, terrorism, and extreme volatility in the debt, equity, or credit markets. In addition, volatility in stock prices of perceived significant energy consumers, such as technology companies involved with artificial intelligence or cryptocurrency, or other significant developments with such companies, could cause increased volatility in stock prices of energy utility companies such as Ameren. Any adverse change in our credit ratings could reduce access to capital and trigger collateral postings and prepayments. Such changes could also increase the cost of borrowing and the costs of fuel, power, and natural gas supply, among other things, which could adversely affect our results of operations, financial position, and liquidity.
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
Ameren's board of directors maintains a standing committee, the Cybersecurity and Digital Technology Committee, which is focused on the oversight of Ameren's cybersecurity and digital technology risks. The committee has primary responsibility for oversight of cybersecurity and digital technology risk management, including the programs, policies, procedures, processes, controls and safeguards for digital technology, information security, prevention and detection of cybersecurity incidents or data breaches, legislative and regulatory compliance, and cybersecurity and digital technology matters as they relate to crisis preparedness, incident response plans, and disaster recovery and business continuity capabilities. The committee receives regular updates from the Chief Information Security Officer, the Chief Digital and Information Officer, executive management, and other members of senior management who collectively maintain the responsibility for both the execution and ongoing management of Ameren’s cybersecurity program and respective initiatives. The Cybersecurity and Digital Technology Committee regularly reports on its activities to Ameren’s board of directors, including reviewing and advising Ameren’s board of directors of any developments it believes should be considered.
Ameren's cybersecurity program and team are led by the Chief Information Security Officer, who has nearly two decades of experience in cybersecurity, information technology, risk management, and business operations across the power and utilities sector and other industries. The Chief Information Security Officer provides strategic leadership and vision to strengthen Ameren’s security posture and promote resilience in an evolving threat landscape. The Chief Information Security Officer regularly engages with senior-level Ameren officers, reports to the risk management steering committee, and has recurring meetings with the Cybersecurity and Digital Technology Committee as part of ongoing risk management and oversight of the cybersecurity program. In addition, Ameren’s board of directors participates in threat briefings and periodic drills to prepare for potential crisis scenarios.
To manage against existing and emerging cybersecurity threats, we maintain enterprise-wide cybersecurity, crisis management, and information security policies and regular awareness training and tests that reinforce the acceptable use of Ameren's information assets, protection of customer and employee data, and the role each employee plays in protecting Ameren against cybersecurity threats. Incident response plans and procedures are continuously tested through recurring companywide cybersecurity exercises to promote readiness across the organization. The plans and procedures are also designed to escalate incidents to appropriate members of management to guide the prevention, detection, response, recovery, and remediation from a material cybersecurity incident. These cybersecurity plans and procedures are positioned to promote the expedient identification, escalation, handling and reporting of a potentially material cybersecurity event or incident. To address cybersecurity threats, we work closely with law enforcement, cybersecurity consulting firms, and industry associations to enhance information sharing and guard against cybersecurity attacks.
Ameren applies a third-party cybersecurity risk management program, which extends the governance elements of Ameren’s cybersecurity program, in addition to other diligence measures, to our critical third-party providers and suppliers. The supply chain and third-party risks introduced to Ameren are evaluated prior to the commencement of any new engagement or relationship, monitored closely throughout the lifecycle of the supplier relationship and managed through data privacy and cybersecurity provisions within the respective commercial contracts. Procedures have been established to address supplier incidents as well as supplier off-boarding at the expiration of the relationship.
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
ITEM 2.PROPERTIES
For information on our principal properties, see the energy center and in-service utility-related properties tables below. See also Liquidity and Capital Resources and Regulatory Matters in Management’s Discussion and Analysis of Financial Condition and Results of Operations under Part II, Item 7, of this report for a discussion of planned additions. See also Note 14 – Commitments and Contingencies under Part II, Item 8, of this report.

The following table shows the anticipated capability of our energy centers at the time of the expected 2026 peak summer electrical demand for all energy centers owned as of December 31, 2025, except as otherwise noted below:

Primary Fuel Source	Energy Center	Location	Net Megawatt Capability(a)
Ameren Missouri:
Coal	Labadie(b)	Franklin County, Missouri	2,372
	Sioux(c)	St. Charles County, Missouri	972
Total coal			3,344
Nuclear	Callaway(d)	Callaway County, Missouri	1,194
Hydroelectric	Osage(d)	Lakeside, Missouri	235
	Keokuk	Keokuk, Iowa	148
Total hydroelectric			383
Pumped-storage	Taum Sauk(d)	Reynolds County, Missouri	440
Wind	High Prairie	Adair and Schuyler Counties, Missouri	400
	Atchison	Atchison County, Missouri	299
Total wind			699
Solar	Split Rail(e)	Warren County, Missouri	300
	Huck Finn(f)	Audrain and Ralls Counties, Missouri	200
	Boomtown	White County, Illinois	153
	Cass County	Cass County, Illinois	150
	Vandalia(f)	Audrain County, Missouri	50
	Bowling Green(e)	Pike County, Missouri	50
	Other Solar(g)	Various	15
Total solar			918
Natural gas (CTs)	Audrain	Audrain County, Missouri	608
	Venice(h)	Venice, Illinois	486
	Goose Creek(h)	Piatt County, Illinois	438
	Pinckneyville(h)	Pinckneyville, Illinois	316
	Raccoon Creek(h)	Clay County, Illinois	304
	Kinmundy(h)	Kinmundy, Illinois	210
	Peno Creek	Bowling Green, Missouri	172
Total natural gas			2,534
Oil (CTs)	Fairgrounds(i)	Jefferson City, Missouri	55
	Mexico(i)	Mexico, Missouri	54
	Moberly(i)	Moberly, Missouri	54
	Moreau(i)	Jefferson City, Missouri	54
Total oil			217
Methane gas (CT)	Maryland Heights	Maryland Heights, Missouri	9
Total Ameren Missouri			9,738
Ameren Illinois:
Solar	East St. Louis I	East St. Louis, Illinois	2
	East St. Louis II	East St. Louis, Illinois	2
Total Ameren			9,742
(a)Net megawatt capability, except for wind and solar generating facilities, is the generating capacity available for dispatch from the energy center into the electric transmission grid. Capability for wind and solar generating facilities represents nameplate capacity. This capacity is only attainable when wind/solar conditions are sufficiently available. The on-demand capability for wind and solar units is zero.
(b)The Labadie Energy Center is scheduled to retire 1,186 megawatts by 2036 and 1,186 megawatts by 2042.
(c)The Sioux Energy Center is scheduled to retire by 2032.
(d)The operating licenses for the Callaway, Osage, and Taum Sauk energy centers are scheduled to expire in 2044, 2047, and 2044, respectively.
(e)In February 2026, Ameren Missouri acquired the Split Rail Solar Project. The Bowling Green and Split Rail solar projects are expected to be placed in-service in the first quarter of 2026 and in the second quarter of 2026, respectively, before 2026 peak summer electrical demand.
(f)There were economic development arrangements applicable to this solar energy center, as discussed below.
(g)Includes 10 solar energy centers that each have a nameplate capacity of 6 megawatts or less.
(h)The Venice Energy Center is scheduled to retire by the end of 2029 and the Goose Creek, Pinckneyville, Raccoon Creek, and Kinmundy energy centers are scheduled to retire by the end of 2039. See Illinois Emissions Standards in Note 14 – Commitments and Contingencies under Part II, Item 8, of this report.
(i)The Fairgrounds, Mexico, Moberly, and Moreau energy centers are scheduled to retire by the end of 2029.

The following table presents in-service electric and natural gas utility-related properties for Ameren Missouri and Ameren Illinois as of December 31, 2025:

	Ameren Missouri	Ameren Illinois
Circuit miles of electric transmission lines(a)	3,114	4,804
Circuit miles of electric distribution lines	34,287	46,054
Percentage of circuit miles of electric distribution lines underground	25%	16%
Miles of natural gas transmission and distribution mains	3,584	18,758
Underground natural gas storage fields	—	12
Total working capacity of underground natural gas storage fields in billion cubic feet	—	24
(a)ATXI owns 561 circuit miles of electric transmission lines not reflected in this table.
Our other properties include office buildings, warehouses, garages, and repair shops.
With only a few exceptions, we have fee title to all principal energy centers and other units of property material to the operation of our businesses, and to the real property on which such facilities are located (subject to mortgage liens securing our outstanding first mortgage bonds and to certain permitted liens and judgment liens). The exceptions as of December 31, 2025 are as follows:
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
Ameren Missouri operates the Huck Finn Energy Center located in Audrain and Ralls Counties, Missouri, and operates the Vandalia Energy Center located in Audrain County, Missouri. Ameren Missouri has rights and obligations as the operator of the energy centers under long-term agreements with Audrain and Ralls Counties. Under the terms of these agreements, Ameren Missouri is responsible for all operation and maintenance for both energy centers. The Vandalia Energy Center agreement is scheduled to expire in December 2050, and the Huck Finn Energy Center agreements are scheduled to expire in December 2059, at which time the property, plant, and equipment will become subject to the lien of the Ameren Missouri mortgage bond indenture.
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

INFORMATION ABOUT OUR EXECUTIVE OFFICERS:
The executive officers of the Ameren Companies, including major subsidiaries, are listed below, along with their ages as of December 31, 2025, all their positions and offices held with the Ameren Companies as of February 18, 2026, their tenures as officers, and their titles for at least the last five years.
AMEREN CORPORATION:

Name	Age	Positions	Period

Martin J. Lyons, Jr.	59	Chairman, President, and Chief Executive Officer; Ameren	January 2022(a) – Present
		Chairman and President; Ameren Missouri	December 2019 – January 2022
Michael L. Moehn	56	Group President, Ameren Utilities; Ameren	January 2026 – Present
		Interim Chairman and President; Ameren Missouri	October 2025 – Present
		Senior Executive Vice President and Chief Financial Officer; Ameren	March 2023 – December 2025
		Chairman and President; Ameren Services	December 2019 – December 2025
		Executive Vice President and Chief Financial Officer; Ameren	December 2019 – February 2023
Leonard P. Singh	56	Executive Vice President and Chief Financial Officer; Ameren	January 2026 – Present
		Chairman and President; Ameren Services	January 2026 – Present
		Chairman and President; Ameren Illinois	August 2022(b) – December 2025
David M. Feinberg	56	Executive Vice President, General Counsel, and Secretary; Ameren	November 2025(c) – Present
Theresa A. Shaw	53	Senior Vice President, Chief Accounting and Transformation Officer; Ameren	January 2026 – Present
		Senior Vice President, Finance, and Chief Accounting Officer; Ameren	August 2021 – December 2025
		Senior Vice President, Regulatory Affairs and Financial Services; Ameren Illinois	September 2019 – August 2021
(a)Elected President and Chief Executive Officer of Ameren in January 2022, and Chairman of Ameren in November 2023.
(b)Leonard P. Singh served as Senior Vice President of Consolidated Edison Company of New York from December 2020 to June 2022.
(c)David M. Feinberg served as Executive Vice President, General Counsel, and Secretary of American Electric Power Company, Inc. from January 2013 to August 2025.

SUBSIDIARIES:

Name	Age	Positions	Period

Ajay K. Arora	55	Senior Vice President and Chief Development Officer; Ameren Missouri	January 2025 – Present
		Senior Vice President and Chief Renewable Development Officer; Ameren Missouri	September 2022 – December 2024
		Vice President and Chief Renewable Development Officer; Ameren Missouri	December 2020 – September 2022
Mark C. Lindgren	58	Executive Vice President, Communications, and Chief Human Resources Officer; Ameren Services	March 2023 – Present
		Senior Vice President, Corporate Communications, and Chief Human Resources Officer; Ameren Services	September 2015 – February 2023
Ryan J. Martin	52	Senior Vice President, Finance; Ameren Services	January 2026 – Present
		Senior Vice President, Corporate Strategy, Risk and Investor Relations; Ameren Services	May 2025 – December 2025
		Vice President, Corporate Strategy, Risk and Investor Relations; Ameren Services	November 2023 – May 2025
		Vice President, Internal Audit; Ameren Services	July 2018 – November 2023
Gwendolyn G. Mizell	64	Senior Vice President and Chief Sustainability Officer; Ameren Services	March 2023 – Present
		Vice President, Chief Sustainability, Diversity, & Philanthropy Officer; Ameren Services	March 2022 – February 2023
		Vice President, Innovation, and Chief Sustainability Officer; Ameren Services	January 2021 – March 2022
Shawn E. Schukar	64	Chairman and President; ATXI	May 2017 – Present
Eric V. Seidler	55	Senior Vice President, Operations Shared Services; Ameren Services	January 2026 – Present
		Senior Vice President, Supply Chain, Corporate Safety, Security, and Operations Oversight; Ameren Services	June 2021 – January 2026
		Vice President, Engineering and Construction; Ameren Services	March 2015 – June 2021
Patrick E. Smith Sr.	61	Chairman and President; Ameren Illinois	January 2026 – Present
		Senior Vice President, Operations and Technical Services; Ameren Illinois	November 2022 – December 2025
		Vice President, Economic, Community and Business Development; Ameren Missouri	October 2021 – November 2022
		Vice President, Division Operations; Ameren Missouri	May 2016 – October 2021

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

PART II
ITEM 5.MARKET FOR REGISTRANTS’ COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Ameren’s common stock is listed on the NYSE (ticker symbol: AEE). Ameren common shareholders of record totaled 31,149 on January 30, 2026. There is no trading market for the common stock of Ameren Missouri and Ameren Illinois. Ameren holds all outstanding common stock of Ameren Missouri and Ameren Illinois.
Purchases of Equity Securities
Ameren Corporation, Ameren Missouri, and Ameren Illinois did not purchase any equity securities reportable under Item 703 of Regulation S-K during the period from October 1, 2025, to December 31, 2025.
Performance Graph
The following graph shows Ameren’s cumulative TSR during the five years ended December 31, 2025. The graph also shows the cumulative total returns of the S&P 500 Index, S&P 500 Utility Index, and the Philadelphia Utility Index. The S&P 500 Utility Index and the Philadelphia Utility Index are market capitalization-weighted indices of U.S. public utility companies. The comparison assumes that $100 was invested on December 31, 2020, in Ameren common stock and in each of the indices shown and that all of the dividends were reinvested.
Comparison of Five-Year Cumulative Return

$200
$175
$150
$125
$100
2020
2021
2022
2023
2024
2025
Ameren (AEE)
S&P 500 Index
S&P 500 Utility Index
Philadelphia Utility Index

December 31,	2020	2021	2022	2023	2024	2025
Ameren (AEE)	$100.00	$117.09	$120.06	$100.76	$128.48	$148.15
S&P 500 Index	100.00	128.68	105.36	133.03	166.28	195.98
S&P 500 Utility Index	100.00	117.67	119.51	111.05	137.07	159.06
Philadelphia Utility Index	100.00	118.24	119.01	108.10	130.68	153.04
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
The following discussion should be read in conjunction with the financial statements contained in this Form 10-K. We intend for this discussion to provide the reader with information that will assist in understanding our financial statements, the changes in certain key items in those financial statements, and the primary factors that accounted for those changes, as well as how certain accounting principles affect our financial statements. The discussion also provides information about the financial results of our business segments to provide a better understanding of how those segments and their results affect the financial condition and results of operations of Ameren as a whole. Discussion regarding our financial condition and results of operations for the year ended December 31, 2023, including comparisons with the year ended December 31, 2024, is included in Item 7 of our Form 10-K for the year ended December 31, 2024.
In addition to presenting results of operations and earnings amounts in total, we present certain information in cents per share. These amounts reflect factors that directly affect Ameren’s earnings. We believe this per share information helps readers to understand the impact of these factors on Ameren’s earnings per diluted share.

OVERVIEW
Our core strategy is driven by the following three pillars, which allow us to deliver on opportunities to benefit our customers, communities, and shareholders:

Investing in rate-regulated energy infrastructure	Enhancing regulatory frameworks and advocating for responsible policies		Optimizing operating performance
To deliver on opportunities to benefit our customers, communities, and shareholders
We invest in rate-regulated energy infrastructure and seek to earn competitive returns on our investments. We seek to make prudent investments that benefit our customers. The goal of these investments is to maintain and enhance the reliability of our services, develop and deliver cleaner sources of energy, create economic development opportunities in our region, and provide customers with more options and greater control over their energy usage, among other things. By prudently investing in our businesses, we believe that we deliver superior value to both customers and shareholders.
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

Rate Base ($ in billions)(a)	Regulatory Frameworks(c)		Electric Customer Rates(g)
	Segment	Regulatory Framework
	Ameren Transmission	Formula ratemaking with initial rates based on a future test year Allowed ROE of 10.48%
	Ameren Illinois Electric Distribution	Future test year ratemaking under an MYRP(d) and RBA Allowed ROE of 8.72%(e)
	Ameren Illinois Natural Gas	Future test year ratemaking and PGA and VBA Allowed ROE of 9.60%

	Ameren Missouri	Historical test year ratemaking(f) and PISA, RESRAM, FAC, MEEIA, PGA Allowed ROE is not specified

(a)Reflects year-end rate base except for Ameren Transmission, which is average rate base. Ameren Illinois Electric Distribution excludes electric energy-efficiency rate base.
(b)Compound annual growth rate.
(c)As of January 2026.
(d)Ameren Illinois filed appeals of the December 2023, June 2024, and December 2024 orders in its MYRP proceeding. For more information on the MYRP proceeding, see Note 2 – Rate and Regulatory Matters under Part II, Item 8, of this report.
(e)Through 2026, Ameren Illinois’ formula ratemaking framework related to energy-efficiency investments uses an allowed ROE of the annual average of the monthly yields of the 30-year United States Treasury bonds plus 580 basis points, subject to performance standards discussed in Note 2 – Rate and Regulatory Matters under Part II, Item 8, of this report.
(f)Pursuant to the PPRA, Ameren Missouri will be allowed to use a future test year, subject to MoPSC approval, to set natural gas delivery service rates beginning in July 2026. For more information on the PPRA, see Note 2 – Rate and Regulatory Matters under Part II, Item 8, of this report.
(g)Average residential electric prices in cents per kilowatthour. Source: Edison Electric Institute, ‘Typical Bills and Average Rates Report’ for the 12 months ended June 30, 2025.

Key announcements, updates, and regulatory outcomes
The PPRA became effective in August 2025. The law includes certain provisions that affect the regulation of Ameren Missouri’s electric and natural gas businesses. These provisions create modifications to the PISA and integrated resource planning, require electric utilities to submit service tariff schedules for certain large load customers, allow the MoPSC to authorize inclusion of construction work in progress in rate base for new natural gas-fired generation facilities and new generation facilities approved through integrated resource planning, and allow natural gas utilities to file regulatory rate reviews using a future test year, among other things.

In April 2025, the MoPSC issued an order in Ameren Missouri’s 2024 electric service regulatory rate review, approving nonunanimous stipulations and agreements. The order authorized an increase of $355 million to Ameren Missouri’s annual revenue requirement for electric retail service, effective June 1, 2025. The approved revenue requirement was based on infrastructure investments as of December 31, 2024. The order did not explicitly specify an ROE, capital structure, rate base, or any rate base disallowances. The order provides for the continued use of all existing riders and trackers. The order also changed annualized depreciation, regulatory asset and liability amortization amounts, and the base level of expenses for trackers. On an annualized basis, these changes reflect an increase in “Depreciation and amortization” of approximately $70 million, among other expense changes, on Ameren’s and Ameren Missouri’s consolidated statements of income.
In July 2025, the MoPSC issued an order in Ameren Missouri’s 2024 natural gas delivery service regulatory rate review, approving a unanimous stipulation and agreement. The order authorized an increase of $32 million to Ameren Missouri’s annual revenue requirement for natural gas delivery service, effective September 1, 2025. The order did not explicitly specify an ROE, capital structure, rate base, or any rate base disallowances. The order provides for the continued use of all of Ameren Missouri’s existing riders and trackers.
In November 2025, the MoPSC approved Ameren Missouri’s request to modify its existing large primary service tariff to require customers requesting 75 MWs or more of demand and who are served at transmission level voltage to comply with additional tariff terms. The additional terms include a service term of 12 years plus a ramp period of up to five years to reach peak demand, minimum demand charges of 80% of contracted capacity, customer exit terms and fees, and customer credit and collateral requirements, among other terms. In addition, new customer programs would be available under this tariff, which allow customers to support renewable generation, battery storage, and/or nuclear generation through incremental payments. The MoPSC order also includes an earnings sharing mechanism that would apply if Ameren Missouri’s earned ROE for a calendar year exceeds 9.74%, which can be adjusted by the MoPSC in future electric rate orders. If this were to occur, Ameren Missouri would defer 65% of the return in excess of the 9.74% ROE to a regulatory liability, which would be returned to retail electric customers in a future rate review. In addition, if large load customer revenues were reduced in a calendar year due to certain events, as determined by the MoPSC, Ameren Missouri may defer a portion of the reduced revenues to a regulatory asset to be included in its revenue requirement in the next electric rate review. In February 2026, Ameren Missouri executed electric service agreements with large load customers consistent with the tariff terms discussed above, representing 2.2 gigawatts of demand. Ameren and Ameren Missouri do not expect a material impact to their results of operations, financial position, or liquidity in 2026 related to these agreements.
In August 2025, Ameren Missouri filed for a CCN to construct the Reform Solar Project (250-MW facility). Ameren Missouri expects a decision by the MoPSC in the first half of 2026. In February 2026, the MoPSC issued an order approving a nonunanimous stipulation and agreement related to a requested CCN for the Big Hollow Natural Gas (800-MW facility) and the Big Hollow Battery Energy Storage (400-MW facility) projects. Also in February 2026, Ameren Missouri acquired the Split Rail Solar Project, which includes solar panels, project design, land rights, and engineering, procurement, and construction agreements, for approximately $600 million, and took over construction management of the project, which is expected to be placed in-service in the second quarter of 2026.
In February 2026, Ameren Missouri filed an update to its Smart Energy Plan with the MoPSC, which includes a five-year capital investment overview with a detailed one-year plan for 2026. The plan is designed to upgrade Ameren Missouri’s electric infrastructure and includes investments that will upgrade the grid and accommodate more renewable energy. Investments under the plan are expected to total approximately $20.8 billion over the five-year period from 2026 through 2030, with expenditures largely recoverable under the PISA. The Smart Energy Plan excludes investments in its natural gas distribution business, as well as removal costs, net of salvage.
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
In December 2025, the ICC issued an order approving Ameren Illinois’ 2024 electric distribution service revenue requirement reconciliation adjustment filing. This order approved an adjustment increasing the allowed revenue requirement by $48 million, which reflected Ameren Illinois’ actual 2024 recoverable costs, year-end rate base of $4.2 billion, and capital structure composed of 50% common equity. The approved reconciliation adjustment will be collected from customers in 2026. In February 2026, the ICC denied Ameren Illinois’ rehearing request to include an asset associated with other postretirement benefits in the rate base, among other things. Ameren Illinois is assessing whether to pursue an appeal with the Illinois Appellate Court for the Fifth Judicial District in the first half of 2026.
In November 2025, the ICC issued an order in Ameren Illinois’ annual update filing that approved an electric customer energy-efficiency revenue requirement of $138 million beginning in January 2026, which represents an increase of $12 million from the 2025 revenue requirement. This order was based on a projected 2026 year-end rate base of $474 million.

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
In January 2026, the CRGA was enacted and will become effective in June 2026. The law includes certain provisions that affect Ameren Illinois’ electric distribution and transmission businesses. These provisions increase the annual spending cap on energy-efficiency investments beginning in 2027 and modify the ROE component of the return on those investments.
In November 2025, the ICC issued an order in Ameren Illinois’ January 2025 natural gas delivery service regulatory rate review, which resulted in an increase to its annual revenues for natural gas delivery service of $79 million based on a 9.60% ROE, a capital structure composed of 50% common equity, a 2026 future test year, and a rate base of $3.2 billion. The order reflected a reduction of $75 million of planned distribution and transmission capital investments included in Ameren Illinois’ future test year request. The new rates became effective December 2025. In January 2026, Ameren Illinois filed an appeal of the ICC’s November 2025 order and the ICC’s January 2026 order rejecting Ameren Illinois’ rehearing request to the Illinois Appellate Court for the Fifth Judicial District. The appeal challenged the inclusion of the non-service cost component of the net periodic benefit income related to other postretirement benefits in the annual revenue requirement and the $75 million reduction of planned capital investments, among other things. The court is under no deadline to address the appeal.
In February 2025, Ameren’s board of directors increased the quarterly common stock dividend to 71 cents per share, resulting in an annualized equivalent dividend rate of $2.84 per share. In February 2026, Ameren’s board of directors increased the quarterly common stock dividend to 75 cents per share, resulting in an annualized equivalent dividend rate of $3.00 per share.
For further information on the matters discussed above, see Note 2 – Rate and Regulatory Matters under Part II, Item 8, of this report, and the Outlook section below.
Earnings
Net income attributable to Ameren common shareholders was $1,456 million, or $5.35 per diluted share, for 2025, and $1,182 million, or $4.42 per diluted share, for 2024. Net income was favorably affected in 2025, compared with 2024, by increased base rate revenues at Ameren Missouri effective June 1, 2025, pursuant to the April 2025 MoPSC electric rate order and decreased tax expense at Ameren Transmission, Ameren Illinois Electric Distribution and Ameren Illinois Natural Gas due to the revaluation of excess deferred income tax regulatory liabilities. Earnings were also favorably affected by increased retail electric sales volumes at Ameren Missouri, primarily due to warmer July temperatures and colder winter temperatures in 2025, and by decreased other operations and maintenance expenses not subject to formula rates, riders, or trackers, because of the absence in 2025 of an Ameren Missouri charge related to the resolution of outstanding claims in the NSR and Clean Air Act litigation associated with the Rush Island Energy Center. Additionally, earnings were favorably affected by the increased deferral of financing costs related to rate base investments at Ameren Missouri and by increased infrastructure investments at Ameren Transmission and Ameren Illinois Electric Distribution. Net income was unfavorably affected in 2025 compared with 2024 by increased financing costs, primarily resulting from higher interest rates on higher debt balances at Ameren Missouri and Ameren (parent) and by increased other operations and maintenance expenses not subject to formula rates, riders, or trackers, excluding a charge related to the NSR and Clean Air Act litigation, primarily due to higher vegetation management costs, higher storm costs, and higher energy center maintenance expenses. Additionally, earnings were unfavorably affected by an increase in the weighted-average basic common shares outstanding, which reduced earnings per diluted share.
Liquidity
At December 31, 2025, Ameren, on a consolidated basis, had available liquidity in the form of cash on hand and amounts available under the Credit Agreements of $2.5 billion.
Ameren may offer and sell from time to time common stock, including under its ATM program, which includes the ability to enter into forward sale agreements, subject to market conditions and other factors. As of December 31, 2025, Ameren had approximately $1.5 billion of common stock remaining available for sale under the ATM program. As of December 31, 2025, Ameren had multiple forward sale agreements with various counterparties relating to 6.4 million shares of common stock, which it expects to settle in 2026. For information regarding long-term debt issuances and maturities, common stock issuances, and outstanding forward sale agreements, including those under the ATM program, through the date of this report, see Note 5 – Long-term Debt and Equity Financings under Part II, Item 8, of this report.

Ameren remains focused on strategic capital allocation. The following chart presents 2025 capital expenditures by segment and the midpoint of projected cumulative capital expenditures for 2026 through 2030 by segment:

2025 Capital Expenditures by Segment (Total Ameren – $4.1 billion) (in billions)	Midpoint of 2026 – 2030 Projected Capital Expenditures by Segment (Total Ameren – $31.8 billion) (in billions)

Ameren Missouri(a)	Ameren Illinois Natural Gas

Ameren Illinois Electric Distribution	Ameren Transmission(b)
For 2026 through 2030, Ameren’s cumulative capital expenditures are projected to range from $30.5 billion to $33.1 billion. The following table presents the range of projected spending by segment:

	Range (in billions)
Ameren Missouri(a)	$20.4	–	$22.2
Ameren Illinois Electric Distribution	3.5	–	3.7
Ameren Illinois Natural Gas	1.8	–	1.9
Ameren Transmission(b)	4.8	–	5.3
Ameren(a)(b)	$30.5	–	$33.1
(a)Amounts include investments under Ameren Missouri’s Smart Energy Plan.
(b)Amounts include the MISO long-range transmission projects assigned to Ameren, as well as the first tranche competitive projects awarded to ATXI.
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
Earnings Summary
The following table presents a summary of Ameren’s earnings for the years ended December 31, 2025 and 2024:

	2025	2024
Net income attributable to Ameren common shareholders	$1,456	$1,182
Earnings per common share – diluted	5.35	4.42
Net income attributable to Ameren common shareholders in 2025 increased $274 million, and $0.93 per diluted share, from 2024. The increase was due to net income increases of $188 million, $92 million, $47 million, and $9 million at Ameren Missouri, Ameren Transmission, Ameren Illinois Electric Distribution, and Ameren Illinois Natural Gas, respectively. These increases were partially offset by an increase in net loss of $62 million for activity not reported as part of a segment, primarily at Ameren (parent).
Earnings per diluted share in 2025, compared with 2024, were favorably affected by:
•increased base rate revenues at Ameren Missouri effective June 1, 2025, pursuant to the April 2025 MoPSC electric rate order and a lower base level of expenses, partially offset by financing costs otherwise recoverable under the PISA and RESRAM, depreciation and amortization on property, plant, and equipment previously eligible for deferral under the PISA and RESRAM, and the net recovery for amounts associated with the reduction in sales volumes resulting from MEEIA programs (42 cents per share);
•decreased income tax expense at Ameren Transmission, Ameren Illinois Electric Distribution and Ameren Illinois Natural Gas resulting from the revaluation of excess deferred income tax regulatory liabilities, resulting from TCJA for FERC-regulated and ICC-regulated jurisdictions, related to ratemaking treatment of net operating loss carryforwards by affiliates under a tax allocation agreement, see Note 12 – Income Taxes under Part II, Item 8, of this report for additional information (32 cents per share);
•increased retail electric sales volumes at Ameren Missouri, excluding customer energy-efficiency programs, primarily due to warmer July temperatures and colder winter temperatures, and growth in weather-normalized retail electric sales (estimated at 22 cents per share);
•the absence of a 2024 charge recorded by Ameren Missouri, included in other operation and maintenance expenses, related to a settlement agreement with the United States Department of Justice that resolved all outstanding claims in the NSR and Clean Air Act litigation related to the Rush Island Energy Center, see Note 14 - Commitments and Contingencies under Part II, Item 8, of this report for additional information (17 cents per share);
•increased base rate revenues at Ameren Missouri for the inclusion of previously deferred interest charges pursuant to the April 2025 MoPSC electric rate order effective June 1, 2025, and higher interest deferrals related to infrastructure investments associated with the PISA and RESRAM (17 cents per share);
•increased rate base investments at Ameren Transmission and Ameren Illinois Electric Distribution (14 cents per share);
•the absence of the October 2024 FERC order reducing the allowed base ROE for FERC regulated transmission rate base and required refunds for certain prior periods under the MISO tariff, which increased Ameren Transmission earnings (4 cents per share); and
•a higher allowance for equity funds used during construction at Ameren Transmission (4 cents per share).
Earnings per diluted share in 2025, compared with 2024, were unfavorably affected by:
•increased financing costs primarily due to higher interest rates on higher debt balances at Ameren Missouri and Ameren (parent) (24 cents per share);
•increased other operations and maintenance expenses not subject to formula rates, riders, or trackers, excluding a 2024 charge related to the NSR and Clean Air Act litigation discussed above, largely because of higher vegetation management costs, higher storm costs, higher energy center maintenance expense, and higher cloud computing costs at Ameren Missouri (18 cents per share);
•increased weighted-average basic common shares outstanding resulting from issuances of common shares (8 cents per share); and
•increased losses related to equity method investments at Ameren Transmission and Ameren (parent) (4 cents per share).
The cents per share variances above are presented based on the weighted-average basic shares outstanding in 2024 and do not reflect the impact of dilution on earnings per share, unless otherwise noted. The amounts above other than variances related to income taxes have been presented net of income taxes using Ameren’s 2025 blended federal and state statutory tax rate of 26%. For additional details regarding the Ameren Companies’ results of operations, including explanations of Operating Revenues for both Electric Revenues and Natural Gas

Revenues; Fuel and Purchased Power Expenses; Other Operations and Maintenance Expenses; Depreciation and Amortization Expenses; Taxes Other Than Income Taxes; Other Income, Net; Interest Charges; and Income Taxes, see the major headings below.

Below is Ameren’s table of income statement components by segment for the years ended December 31, 2025 and 2024:

2025	Ameren Missouri	Ameren Illinois Electric Distribution	Ameren Illinois Natural Gas	Ameren Transmission	Other / Intersegment Eliminations	Ameren
Electric revenues	$4,631	$2,399	$—	$862	$(224)	$7,668
Natural gas revenues	164	—	968	—	(1)	1,131
Fuel and purchased power	(1,538)	(941)	—	—	173	(2,306)
Natural gas purchased for resale	(65)	—	(283)	—	—	(348)
Other operations and maintenance expenses	(1,029)	(656)	(233)	(74)	18	(1,974)
Depreciation and amortization	(860)	(373)	(128)	(199)	(8)	(1,568)
Taxes other than income taxes	(393)	(82)	(82)	(9)	(11)	(577)
Operating income (loss)	910	347	242	580	(53)	2,026
Other income, net	180	89	19	24	35	347
Interest charges	(297)	(107)	(65)	(120)	(187)	(776)
Income (taxes) benefit	(43)	(47)	(38)	(68)	60	(136)
Net income (loss)	750	282	158	416	(145)	1,461
Noncontrolling interests – preferred stock dividends	(3)	(1)	—	(1)	—	(5)
Net income (loss) attributable to Ameren common shareholders	$747	$281	$158	$415	$(145)	$1,456
2024
Electric revenues	$3,847	$2,089	$—	$781	$(177)	$6,540
Natural gas revenues	146	—	938	—	(1)	1,083
Fuel and purchased power	(1,071)	(740)	—	—	130	(1,681)
Natural gas purchased for resale	(60)	—	(260)	—	—	(320)
Other operations and maintenance expenses	(1,050)	(619)	(230)	(70)	—	(1,969)
Depreciation and amortization	(917)	(369)	(129)	(167)	(8)	(1,590)
Taxes other than income taxes	(372)	(75)	(78)	(9)	(13)	(547)
Operating income (loss)	523	286	241	535	(69)	1,516
Other income, net	196	97	27	26	71	417
Interest charges	(244)	(98)	(63)	(117)	(141)	(663)
Income (taxes) benefit	87	(50)	(56)	(120)	56	(83)
Net income (loss)	562	235	149	324	(83)	1,187
Noncontrolling interests – preferred stock dividends	(3)	(1)	—	(1)	—	(5)
Net income (loss) attributable to Ameren common shareholders	$559	$234	$149	$323	$(83)	$1,182

Below is Ameren Illinois’ table of income statement components by segment for the years ended December 31, 2025 and 2024:

2025	Ameren Illinois Electric Distribution	Ameren Illinois Natural Gas	Ameren Illinois Transmission	Other / Intersegment Eliminations	Ameren Illinois
Electric revenues	$2,399	$—	$637	$(160)	$2,876
Natural gas revenues	—	968	—	—	968
Purchased power	(941)	—	—	160	(781)
Natural gas purchased for resale	—	(283)	—	—	(283)
Other operations and maintenance expenses	(656)	(233)	(56)	—	(945)
Depreciation and amortization	(373)	(128)	(151)	—	(652)
Taxes other than income taxes	(82)	(82)	(5)	—	(169)
Operating income	347	242	425	—	1,014
Other income, net	89	19	28	—	136
Interest charges	(107)	(65)	(88)	—	(260)
Income taxes	(47)	(38)	(68)	—	(153)
Net income	282	158	297	—	737
Preferred stock dividends	(1)	—	(1)	—	(2)
Net income attributable to common shareholder	$281	$158	$296	$—	$735
2024
Electric revenues	$2,089	$—	$564	$(119)	$2,534
Natural gas revenues	—	938	—	—	938
Purchased power	(740)	—	—	119	(621)
Natural gas purchased for resale	—	(260)	—	—	(260)
Other operations and maintenance expenses	(619)	(230)	(57)	—	(906)
Depreciation and amortization	(369)	(129)	(121)	—	(619)
Taxes other than income taxes	(75)	(78)	(4)	—	(157)
Operating income	286	241	382	—	909
Other income, net	97	27	23	—	147
Interest charges	(98)	(63)	(80)	—	(241)
Income taxes	(50)	(56)	(87)	—	(193)
Net income	235	149	238	—	622
Preferred stock dividends	(1)	—	(1)	—	(2)
Net income attributable to common shareholder	$234	$149	$237	$—	$620

Operating Revenues
The following table presents the increases (decreases) by Ameren segment for electric and natural gas revenues in 2025, compared with 2024:

2025 versus 2024	Ameren Missouri	Ameren Illinois Electric Distribution	Ameren Illinois Natural Gas	Ameren Transmission(a)	Other /Intersegment Eliminations	Ameren
Electric revenue change:
Base rates (estimate)(b)	$249	$96	$—	$81	$—	$426
Effect of weather (estimate)(c)	66	—	—	—	—	66
Retail sales volumes and changes in customer usage patterns (excluding the estimated effects of weather and MEEIA)	20	—	—	—	—	20
RESRAM(d)	(23)	—	—	—	—	(23)
Rush Island Energy Center base rate revenue deferral	(13)	—	—	—	—	(13)
Securitized utility tariff bond surcharges	46	—	—	—	—	46
Off-system sales, capacity, transmission, and FAC revenues, net	452	—	—	—	—	452
Ameren Illinois energy-efficiency program investment revenues	—	12	—	—	—	12
Other	4	18	—	—	(6)	16
Cost recovery mechanisms – offset in fuel and purchased power(e)	(12)	201	—	—	(41)	148
Other cost recovery mechanisms(f)	(5)	(17)	—	—	—	(22)
Total electric revenue change	$784	$310	$—	$81	$(47)	$1,128
Natural gas revenue change:
Base rates (estimate)	$9	$—	$4	$—	$—	$13
Effect of weather (estimate)(c)	12	—	—	—	—	12
Other	1	—	—	—	—	1
Cost recovery mechanisms – offset in natural gas purchased for resale(e)	(4)	—	23	—	—	19
Other cost recovery mechanisms(f)	—	—	3	—	—	3
Total natural gas revenue change	$18	$—	$30	$—	$—	$48
(a)Includes an increase in transmission revenues of $73 million in 2025, compared with 2024, at Ameren Illinois.
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
(e)Electric and natural gas revenue changes are offset by corresponding changes in “Fuel and purchased power” and “Natural gas purchased for resale” on the statement of income. Activity in Other/Intersegment Eliminations of $41 million was due to changes in Ameren Transmission revenue from transmission services provided to Ameren Illinois Electric Distribution (-$41 million). See Note 16 – Segment Information under Part II, Item 8, of this report for additional information on intersegment eliminations. These items have no overall impact on earnings.
(f)Offsetting expense increases or decreases are reflected in “Other operations and maintenance,” “Depreciation and amortization,” or in “Taxes other than income taxes,” within “Operating Expenses” on the statement of income. These items have no overall impact on earnings.

Electric Revenues
Ameren
Ameren’s electric revenues increased $1,128 million, or 17%, in 2025, compared with 2024, due to increased revenues at Ameren Missouri, Ameren Illinois, and Ameren Transmission, as discussed below.
Ameren Transmission
Ameren Transmission’s electric revenues increased $81 million, or 10%, in 2025, compared with 2024. Revenues were favorably affected by higher recoverable expenses (+$47 million) and increased capital investment (+$24 million), as evidenced by a 7% increase in rate base used to calculate the revenue requirement. Additionally, revenues were favorably affected by the absence of the October 2024 FERC order that decreased base ROE for certain historical periods (+$10 million).
Ameren Missouri
Ameren Missouri’s electric revenues increased $784 million, or 20%, in 2025, compared with 2024.
The following items increased Ameren Missouri’s electric revenues in 2025, compared with 2024:
•“Off-system sales, capacity, transmission, and FAC revenues, net” increased $452 million, primarily due to summer capacity prices increasing from $30 per MW-day in 2024 to $667 per MW-day in 2025 pursuant to the April 2025 annual MISO capacity auction.
•Higher electric base rates, excluding the change in base rates for the MEEIA customer energy-efficiency programs and the RESRAM, resulting from the April 2025 MoPSC electric rate order effective June 1, 2025, increased revenues an estimated $249 million. See Note 2 – Rate and Regulatory Matters under Part II, Item 8, of this report for additional information regarding the April 2025 MoPSC electric rate order.
•The effect of weather increased revenues an estimated $66 million primarily due to warmer July temperatures and colder winter temperatures.
•Revenues increased $46 million due to surcharges related to the servicing of securitized utility tariff bonds issued in December 2024 to finance costs related to the accelerated retirement of the Rush Island Energy Center. This increase in revenue is offset by increases in interest and amortization expense. See Variable Interest Entities in Note 1 – Summary of Significant Accounting Policies under Part II, Item 8, of this report for additional information.
•Excluding the estimated effects of weather and the MEEIA customer energy-efficiency programs, electric revenues increased an estimated $20 million, primarily due to increased retail sales volumes, partially offset by lower realized prices due to changes in customer usage patterns.
The following items decreased Ameren Missouri’s electric revenues in 2025, compared with 2024:
•RESRAM revenues decreased $23 million. The changes in revenue are largely offset by changes in the “Depreciation and amortization” section of the statement of income.
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
Ameren Illinois
Ameren Illinois’ electric revenues increased $342 million, or 13%, in 2025, compared with 2024, driven by increased revenues at Ameren Illinois Electric Distribution and Ameren Illinois Transmission.
Ameren Illinois Electric Distribution
Ameren Illinois Electric Distribution’s revenues increased $310 million, or 15%, in 2025, compared with 2024.

The following items increased Ameren Illinois Electric Distribution’s revenues in 2025, compared with 2024:
•Revenues associated with “Cost recovery mechanisms – offset in fuel and purchased power” increased $201 million, due to increased purchased power expenses recovered from customers. The increases in electric revenues are fully offset by increases in purchased power expenses under cost recovery mechanisms for purchased power, as discussed below.
•Base rates increased revenues by $96 million, due to higher recoverable non-purchased power expenses (+$76 million), increased capital investment (+$11 million), and the results of the 2024 annual revenue requirement reconciliation proceeding recognized in 2025
(+$9 million).
•Other revenues increased $18 million, primarily due to the recovery of and return on increased customer generation rebates and mutual assistance provided to Ameren Missouri for major storms experienced in 2025 throughout its service territory.
•Revenues associated with customer energy-efficiency program investments increased $12 million, due to the recovery of and return on increased energy-efficiency program investments under performance-based formula ratemaking.
Other cost recovery mechanisms decreased revenues by $17 million, primarily due to lower bad debt costs on purchased receivables from alternative retail electric suppliers and environmental remediation revenues that are included in customer rates pursuant to their associated riders.
Ameren Illinois Transmission
Ameren Illinois Transmission’s revenues increased $73 million, or 13%, in 2025, compared with 2024. Base rate revenues were favorably affected by higher recoverable expenses (+$48 million) and increased capital investment (+$18 million), as evidenced by an 8% increase in rate base used to calculate the revenue requirement. Additionally, revenues were favorably affected by the absence of the October 2024 FERC order that decreased base ROE for certain historical periods (+$7 million).
Natural Gas Revenues
Ameren
Ameren’s natural gas revenues increased $48 million, or 4%, in 2025, compared with 2024, due to increased revenues at Ameren Illinois Natural Gas and Ameren Missouri, as discussed below.
Ameren Missouri
Ameren Missouri’s natural gas revenues increased $18 million, or 12%, in 2025, compared with 2024, primarily due to colder winter temperatures and the effect of higher natural gas base rates as a result of the natural gas rate order effective September 1, 2025.
Ameren Illinois Natural Gas
Ameren Illinois Natural Gas’ revenues increased $30 million, or 3%, in 2025, compared with 2024. “Cost recovery mechanisms – offset in natural gas purchased for resale” increased revenues $23 million, due to a higher collection of natural gas costs previously deferred under the PGA. Changes in natural gas revenues under the PGA are fully offset by changes in natural gas purchased for resale expenses.
Fuel and Purchased Power
The following table presents the increases (decreases) by Ameren segment for fuel and purchased power in 2025, compared with 2024:

2025 versus 2024	Ameren Missouri	Ameren Illinois Electric Distribution	Ameren Illinois Natural Gas	Ameren Transmission	Other /Intersegment Eliminations	Ameren
Fuel and purchased power change:
Energy costs (excluding the estimated effect of weather)	$459	$—	$—	$—	$—	$459
Effect of weather (estimate)(a)	11	—	—	—	—	11
Transmission service charges	10	—	—	—	—	10
Other	(1)	—	—	—	(2)	(3)
Cost recovery mechanisms – offset in electric revenue(b)	(12)	201	—	—	(41)	148
Total fuel and purchased power change	$467	$201	$—	$—	$(43)	$625
(a)Represents the estimated variation resulting from changes in cooling and heating degree-days on electric demand compared with the prior year; variation is based on temperature readings from the National Oceanic and Atmospheric Administration weather stations at local airports in our service territories.

(b)“Cost recovery mechanisms — offset in electric revenue” changes are offset by corresponding changes in “Cost recovery mechanisms — offset in fuel and purchased power” in electric revenues. Activity in Other/Intersegment Eliminations of $41 million was due to changes in Ameren Transmission revenue from transmission services provided to Ameren Illinois Electric Distribution (-$41 million). See Note 16 – Segment Information under Part II, Item 8, of this report for additional information on intersegment eliminations. These items have no overall impact on earnings.
Ameren
Ameren Missouri and Ameren Illinois are generally allowed to pass on to customers prudently incurred costs for fuel and purchased power. Ameren’s electric fuel and purchased power expenses increased $625 million, or 37%, in 2025, compared with 2024, primarily due to increased fuel and purchased power expenses at Ameren Missouri and Ameren Illinois Electric Distribution, as discussed below.
Ameren Missouri
Ameren Missouri’s fuel and purchased power expenses increased $467 million, or 44%, in 2025, compared with 2024.
The following items increased Ameren Missouri’s fuel and purchased power expense in 2025, compared with 2024:
•Energy costs increased $459 million in 2025, compared with 2024, primarily due to summer capacity prices increasing from $30 per MW-day in 2024 to $667 per MW-day in 2025 pursuant to the April 2025 annual MISO capacity auction. Ameren Missouri’s 5% exposure to net energy cost variances under the FAC of $7 million is the difference between “Off-system sales, capacity, transmission, and FAC revenues, net” in electric revenues and “Energy costs (excluding the estimated effect of weather)”.
•Fuel and purchased power expenses increased an estimated $11 million due to an increase in electric retail sales related to weather.
•Transmission service charges (not included in the FAC) increased $10 million due to higher transmission rates related to increased revenue requirements of other MISO transmission operators.

“Cost recovery mechanisms — offset in electric revenue” decreased $12 million in 2025, compared with 2024, due to decreased amortization of costs previously deferred under the FAC. The changes to “Cost recovery mechanisms - offset in electric revenue” are fully offset by “Cost recovery mechanisms - offset in fuel and purchased power” in electric revenues.
Ameren Illinois Electric Distribution
Ameren Illinois Electric Distribution’s purchased power expenses increased $201 million, or 27%, in 2025, compared with 2024, primarily due to summer capacity prices increasing from $30 per MW-day in 2024 to $667 per MW-day in 2025 pursuant to the April 2025 annual MISO capacity auction (+$69 million), increased volumes (+$61 million), primarily due to residential and small commercial customers switching from alternative retail electric suppliers to Ameren Illinois’ supplied power, increases in transmission service charges (+$46 million), and increased energy prices (+$25 million). The changes to “Cost recovery mechanisms - offset in electric revenue” are fully offset by changes to “Cost recovery mechanisms - offset in fuel and purchased power” in electric revenues.

Natural Gas Purchased for Resale
The following table presents the increases (decreases) by Ameren segment for natural gas purchased for resale in 2025, compared with 2024:

2025 versus 2024	Ameren Missouri	Ameren Illinois Electric Distribution	Ameren Illinois Natural Gas	Ameren Transmission	Other /Intersegment Eliminations	Ameren
Natural gas purchased for resale change:
Effect of weather (estimate)(a)	$9	$—	$—	$—	$—	$9
Cost recovery mechanisms – offset in natural gas revenue(b)	(4)	—	23	—	—	19
Total natural gas purchased for resale change	$5	$—	$23	$—	$—	$28
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
Ameren
Ameren Missouri and Ameren Illinois are allowed to pass on to customers prudently incurred costs for natural gas purchased for resale. Ameren’s natural gas purchased for resale expenses increased $28 million, or 9%, in 2025, compared with 2024, due to increased natural gas purchased for resale expenses at Ameren Illinois Natural Gas, as discussed below.
Ameren Missouri
Ameren Missouri’s natural gas purchased for resale expenses were comparable in 2025, compared with 2024.
Ameren Illinois Natural Gas
Ameren Illinois Natural Gas’ natural gas purchased for resale expenses increased $23 million, or 9%, in 2025, compared with 2024, due to the amortization of natural gas costs that were previously deferred under the PGA. Changes in natural gas purchased for resale expenses are fully offset by changes in natural gas revenues under the PGA.

Other Operations and Maintenance Expenses

Total by Segment(a)	Increase (Decrease) by Segment
Overall Ameren Increase of $5 Million

2,100
1,800
1,500
1,200
900
600
300
0
$ (Millions)
$1,974
$233
$656
$1,029
$1,969
$230
$619
$1,050
2025
2024

(a)Includes $74 million and $70 million at Ameren Transmission in 2025 and 2024, respectively, and other/intersegment eliminations of $(18) million and $– million in 2025 and 2024, respectively.

Ameren Missouri	Ameren Illinois Natural Gas	Other/Intersegment Eliminations

Ameren Illinois Electric Distribution	Ameren Transmission
Ameren
Other operations and maintenance expenses increased $5 million in 2025, compared with 2024 because of the changes discussed below. In addition to changes by segments discussed below, other operations and maintenance expenses decreased $18 million for activity not reported as part of a segment, as reflected in “Other/Intersegment Eliminations” above. This is primarily due to a decrease of $21 million in the elimination of the non-service cost component of net periodic benefit income and other miscellaneous income and expenses. The non-service cost component of net periodic benefit cost or income and other miscellaneous income and expenses at Ameren Services is allocated to the segments and primarily included in the segments’ other operations and maintenance expenses. The decreases are offset by the absence of a gain on the sale of land of $8 million that occurred in 2024.
Ameren Transmission
Other operations and maintenance expenses were comparable between periods.
Ameren Missouri
Other operations and maintenance expenses decreased $21 million in 2025, compared with 2024, primarily due to the following items:
•The absence in 2025 of a $59 million charge, related to the NSR and Clean Air Act litigation associated with the Rush Island Energy Center, see Note 14 - Commitments and Contingencies under Part II, Item 8, of this report for additional information.
•Expenses associated with the MEEIA customer energy-efficiency program decreased $23 million as approved by the MoPSC in November 2024.

The following items partially offset the decrease in other operations and maintenance expenses between years:

•Non-nuclear generation operations and maintenance expenses, primarily at Sioux and Labadie energy centers, increased $16 million.
•Increased expense of $13 million for cloud-related software.
•Transmission and distribution expenditures, excluding major storm-related expenses, increased $12 million, largely due to increased vegetation management expenditures.

•Injuries and damages increased $9 million, primarily due to an increase in claims compared to the prior year.
•Transmission and distribution storm-related expenses increased $8 million, primarily because of the major storms experienced throughout its service territory in 2025.
•Bad debts increased $6 million, primarily because of a decline in collections experience.

Ameren Illinois
Other operations and maintenance expenses increased $39 million at Ameren Illinois in 2025, compared with 2024, as discussed below.
Ameren Illinois Electric Distribution
Other operations and maintenance increased $37 million in 2025, compared with 2024, primarily due to the following items:
•Increased costs of $17 million resulting from expanding programs under CEJA.
•Distribution expenditures increased $10 million, primarily due to increased levels of reliability and other maintenance activity.
•Increased costs associated with customer energy-efficiency investments under formula ratemaking of $10 million, primarily due to amortization of regulatory assets.
•Increased expense of $8 million for cloud-related software.
•Increased costs related to demand response programs of $7 million.
•Injuries and damages increased $6 million, primarily due to an increase in claims compared to the prior year.

The above increases were partially offset by the following items:
•Bad debt costs on purchased receivables decreased $17 million, primarily because of a lower base level of expenses included in customer rates pursuant to the associated rider.
•Reduction in environmental remediation rider costs of $8 million.
Ameren Illinois Natural Gas
Other operations and maintenance costs were comparable between periods.
Ameren Illinois Transmission
Other operations and maintenance costs were comparable between periods.

Depreciation and Amortization Expenses

Total by Segment(a)	Increase (Decrease) by Segment
Overall Ameren Decrease of $22 Million

1,800
1,600
1,400
1,200
1,000
800
600
400
200
0
$ (Millions)
$1,568
$199
$128
$373
$860
$1,590
$167
$129
$369
$917
2025
2024

(a)Includes other/intersegment eliminations of $8 million and $8 million in 2025 and 2024, respectively.

Ameren Missouri	Ameren Illinois Natural Gas	Other/Intersegment Eliminations

Ameren Illinois Electric Distribution	Ameren Transmission
Depreciation and amortization expenses decreased $22 million and $57 million at Ameren and Ameren Missouri, respectively, and increased $33 million at Ameren Illinois. Ameren Illinois depreciation and amortization expenses increased primarily because of additional property, plant, and equipment investments. Ameren’s and Ameren Missouri’s depreciation and amortization expenses were affected by the following items, which include the effect of the additional investments at Ameren Missouri:
•The absence of a 2024 deferral to a regulatory liability associated with production tax credits allowed under the IRA applicable to the Callaway Energy Center and the related amortization in 2025, which decreased depreciation and amortization expenses by $100 million.
•The higher net under-recovery of RESRAM eligible expenses and lower amortization of prior deferrals decreased depreciation and amortization expenses by $37 million.
•The absence of depreciation expense associated with the retirement of Ameren Missouri’s Rush Island Energy Center in 2024 decreased expenses by $27 million.
•Increased depreciation and amortization of $36 million due to the inclusion in base rates of property, plant, and equipment previously eligible for deferral to a regulatory asset under the PISA and RESRAM effective June 1, 2025, pursuant to the April 2025 MoPSC electric rate order.
•The amortization of a regulatory asset associated with the securitization of Ameren Missouri’s Rush Island Energy Center increased depreciation and amortization expenses by $22 million.
•Depreciation and amortization expenses reflected a deferral to a regulatory asset of depreciation associated with investments in eligible property, plant, and equipment not yet included in base rates, pursuant to PISA. Base rates were updated to include the eligible property, plant, and equipment in-service through December 31, 2024, when new customer rates became effective on June 1, 2025, pursuant to the April 2025 MoPSC electric rate order. The effect of rebasing PISA and increased amortization of prior PISA deferrals, increased depreciation and amortization by $14 million.
•Increased amortization and lower deferral pursuant to a tracker related to certain excess deferred income taxes, which increased depreciation and amortization expenses by $13 million.
•Depreciation and amortization rate changes effective June 1, 2025, pursuant to the April 2025 MoPSC electric rate order, which increased depreciation and amortization expenses by $9 million.

Taxes Other Than Income Taxes

Total by Segment(a)	Increase (Decrease) by Segment
Overall Ameren Increase of $30 Million

$ (Millions)
600
480
360
240
120
0
$577
$82
$82
$393
$547
$78
$75
$372
2025
2024

(a)Includes $9 million and $9 million at Ameren Transmission in 2025 and 2024, respectively, and other/intersegment eliminations of $11 million and $13 million in 2025 and 2024, respectively.

Ameren Missouri	Ameren Illinois Natural Gas	Other/Intersegment Eliminations

Ameren Illinois Electric Distribution	Ameren Transmission
Taxes other than income taxes increased $30 million in 2025, compared with 2024, primarily because of an increase of $21 million, $7 million, and $4 million at Ameren Missouri, Ameren Illinois Electric Distribution and Ameren Illinois Natural Gas, respectively. Taxes other than income taxes increased primarily due to an increase in gross receipts taxes of $20 million, $6 million, and $4 million at Ameren Missouri, Ameren Illinois Natural Gas, and Ameren Illinois Electric Distribution, respectively, resulting from increased retail electric and natural gas sales.

Other Income, Net

Total by Segment	Decrease by Segment
Overall Ameren Decrease of $70 Million

450
360
270
180
90
0
$ (Millions)
$347
$35
$24
$19
$89
$180
$417
$71
$26
$27
$97
$196
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
Ameren
Other income, net, decreased $70 million in 2025, compared with 2024. In addition to the changes discussed below, other income, net, decreased $36 million for activity not reported as part of a segment, due to a decrease of $20 million in the non-service cost component of net periodic benefit income and a decrease of $6 million in income from equity method investments, primarily associated with investments to advance innovative energy technologies.
Ameren Transmission
Other income, net, decreased $2 million in 2025, compared with 2024, primarily due to a $9 million impairment of an equity method investment and a decrease of $5 million for individually insignificant items. These decreases were offset by a $12 million increase in the allowance for equity funds used during construction, primarily resulting from a decreased level of short-term borrowings included in the calculation and higher average construction work in progress balances.
Ameren Missouri
Other income, net, decreased $16 million in 2025, compared with 2024, primarily due to a decrease of $13 million in the reduction in non-service cost component of net periodic benefit income and an increase of $5 million in charitable donations.
Ameren Illinois
Other income, net, decreased $11 million in 2025, compared with 2024, primarily due to a decrease of $24 million in the non-service cost component of net periodic benefit income, largely at Ameren Illinois Electric Distribution and Ameren Illinois Natural Gas. The decreases are partially offset by a $13 million increase in the allowance for equity funds used during construction, largely at Ameren Illinois Transmission.

Interest Charges

Total by Segment	Increase by Segment
Overall Ameren Increase of $113 Million

$ (Millions)
800
700
600
500
400
300
200
100
0
$776
$187
$120
$65
$107
$297
$663
$141
$117
$63
$98
$244
2025
2024

Ameren Missouri	Ameren Illinois Natural Gas	Other/Intersegment Eliminations

Ameren Illinois Electric Distribution	Ameren Transmission
See Note 4 – Short-term Debt and Liquidity under Part II, Item 8, of this report and the Long-term Debt and Equity section below for additional information on short-term borrowings and long-term debt, respectively.
Ameren
Interest charges increased $113 million in 2025, compared with 2024. In addition to changes by segments discussed below, interest charges increased $46 million at Ameren (parent), because of increased levels of short-term borrowings that increased interest charges by $20 million. Additionally, interest charges increased $25 million at Ameren (parent), due to a long-term debt issuance in March 2025, partially offset by the repayment of a senior unsecured note in September 2024.
Ameren Transmission
Interest charges were comparable between periods.
Ameren Missouri
Interest charges increased $53 million in 2025, compared with 2024, primarily due to the issuances of long-term debt in April 2024, October 2024, and April 2025 which increased interest by $45 million. Interest charges also increased by $22 million due to the December 2024 issuance of securitized utility tariff bonds associated with the retirement of the Rush Island Energy Center, see Note 5 - Long-Term Debt and Equity Financing under Part II, Item 8, in this report for more information. Additionally, the amount of interest charges included in base rates for PISA and RESRAM was updated when new customer rates became effective on June 1, 2025, pursuant to the April 2025 MoPSC electric rate order. Lower deferrals due to the inclusion in base rates of interest associated with certain property, plant, and equipment previously deferred under the PISA and RESRAM increased interest charges by $30 million.
The above increases were partially offset by interest charges that reflected a deferral to a regulatory asset of interest associated with investments in eligible property, plant and equipment not yet reflected in rates pursuant to PISA and RESRAM, which decreased interest charges by $44 million.

Ameren Illinois
Interest charges increased $19 million in 2025, compared with 2024, primarily due to the following:
Ameren Illinois Transmission
Interest charges increased by $8 million, primarily because of issuances of long-term debt in March and September 2025 and June 2024, which increased interest expense by $14 million. The increases were partially offset by $3 million due to a lower interest rate on decreased levels of borrowing on short-term debt and by $3 million due to the maturity of a senior secured note in June 2025.
Ameren Illinois Electric Distribution
Interest charges increased by $9 million, primarily because of issuances of long-term debt in March and September 2025 and June 2024, which increased interest expense by $16 million. The increases were partially offset by $3 million due to the maturity of a senior secured note in June 2025 and by $2 million due to a lower interest rate on decreased levels of borrowing on short-term debt.
Ameren Illinois Natural Gas
Interest charges were comparable between periods.
Income Taxes
The following table presents effective income tax rates for the years ended December 31, 2025 and 2024:

	2025	2024
Ameren	9%	7%
Ameren Missouri	5%	(18)%
Ameren Illinois	17%	24%
Ameren Illinois Electric Distribution	14%	18%
Ameren Illinois Natural Gas	19%	27%
Ameren Illinois Transmission	19%	27%
Ameren Transmission	14%	27%
See Note 12 – Income Taxes under Part II, Item 8, of this report for information regarding reconciliations of effective income tax rates for Ameren, Ameren Missouri, and Ameren Illinois.
The effective tax rate was lower at Ameren Illinois Electric Distribution, Ameren Illinois Natural Gas, Ameren Illinois Transmission, and Ameren Transmission compared with the prior year due to a revaluation of excess deferred income tax regulatory liabilities in 2025. In 2024, the IRS issued a series of private letter rulings to another taxpayer, which provided guidance on applying IRS normalization rules to the calculation of tax benefits applicable to the ratemaking treatment related to net operating loss carryforwards. The rulings concluded that, for ratemaking purposes, net operating loss carryforwards should be reflected on a separate company basis and should not be reduced by payments received for the utilization of losses by other affiliates under a tax allocation agreement. In 2025, the FERC issued an order reflecting implementation of the rules for the other taxpayer who had a similar fact pattern as Ameren Illinois and ATXI. In addition, in 2025, the ICC issued orders in Ameren Illinois’ 2024 electric distribution service revenue requirement reconciliation adjustment proceeding and in its January 2025 natural gas rate review addressing the impacts of the private letter rulings. Accordingly, in 2025, Ameren and Ameren Illinois decreased income tax expense by $86 million and $61 million, respectively, to reflect the revaluation of excess deferred income tax regulatory liabilities resulting from TCJA for FERC-regulated and ICC-regulated jurisdictions pursuant to IRS guidance and recent FERC and ICC orders.
LIQUIDITY AND CAPITAL RESOURCES
Collections from our tariff-based revenues are our principal source of cash provided by operating activities. A diversified retail customer mix, primarily consisting of rate-regulated residential, commercial, and industrial customers, provides us with a reasonably predictable source of cash. In addition to using cash provided by operating activities, we use available cash, drawings under committed credit agreements, commercial paper issuances, and/or, in the case of Ameren Missouri and Ameren Illinois, short-term affiliate borrowings to support normal operations and temporary capital requirements. We may reduce our short-term borrowings with cash provided by operations or, at our discretion, with long-term borrowings, or, in the case of Ameren Missouri and Ameren Illinois, with capital contributions from Ameren (parent). In addition, to support a portion of its fuel requirements for generation, Ameren Missouri has entered into various long-term commitments to meet these requirements. Ameren Missouri and Ameren Illinois also have entered into various long-term commitments for purchased power and natural gas for distribution. Ameren’s, Ameren Missouri’s, and Ameren Illinois’ estimated minimum purchase obligations associated with these commitments totaled $2.1 billion, $1.0 billion, and, $1.1 billion, respectively, which include $0.8 billion, $0.3 billion, and $0.5 billion, respectively, in 2026. Further, for additional information about Ameren’s and Ameren Missouri’s obligations associated with operating leases, see Note 15 – Supplemental Information.
We expect to make significant capital expenditures over the next five years, as discussed in the Capital Expenditures sections below, supported by a combination of long-term debt and equity, as we invest in our electric and natural gas utility infrastructure to support expected increases in demand, overall system reliability, grid modernization, renewable energy target requirements, and other improvements. For additional information about our long-term debt outstanding, including maturities due within one year, and the applicable interest rates, see Note 5 – Long-term Debt and Equity Financings under Part II, Item 8, of this report. As part of its funding plan for capital expenditures, Ameren is using newly issued shares of common stock to satisfy requirements under the DRPlus and employee benefit plans and expects to continue to do so through at least 2030. Additionally, Ameren may offer and sell from time to time common stock, including under its ATM program, which includes the ability to enter into forward sale agreements, subject to market conditions and other factors. During 2025, Ameren issued a total of 5.8 million shares of common stock and received aggregate proceeds of $530 million under the ATM program. As of December 31, 2025, Ameren had multiple forward sale agreements with various counterparties relating to 6.4 million shares of common stock, which it expects to settle in 2026. Ameren’s equity financing plan is estimated to be approximately $4 billion from 2026 to 2030. This plan includes equity issuances under forward sales agreements, the DRPlus, and employee benefit plans, and could include issuances of hybrid debt securities. Ameren expects the financing plans to be aligned with the timing of generation investments. In August 2025, Ameren increased the amount of common stock available for sale under the ATM program by $1.25 billion to a total of $3 billion. As of December 31, 2025, Ameren had approximately $1.5 billion of common stock remaining available for sale under the ATM program. The Ameren Companies expect their equity to total capitalization and cash flow metrics to support solid investment-grade credit ratings. See Note 5 – Long-term Debt and Equity Financings under Part II, Item 8, of this report for additional information on the ATM program and forward sale agreements relating to common stock, including those under the ATM program.
The following table presents net cash provided by (used in) operating, investing, and financing activities for the years ended December 31, 2025 and 2024:

	Net Cash Provided By Operating Activities					Net Cash Used In Investing Activities			Net Cash Provided By Financing Activities
	2025		2024		Variance	2025	2024	Variance	2025	2024	Variance
Ameren	$3,353	(a)	$2,763	(a)	$590	$(4,145)	$(4,456)	$311	$884	$1,749	$(865)
Ameren Missouri	1,803		1,523		280	(2,529)	(2,898)	369	777	1,382	(605)
Ameren Illinois	1,498	(a)	1,369	(a)	129	(1,484)	(1,466)	(18)	28	165	(137)
(a)    Both Ameren and Ameren Illinois’ cash provided by operating activities included cash outflows of $123 million and $125 million for the electric energy-efficiency rider and $54 million and $39 million for the customer generation rebate program in 2025 and 2024, respectively.
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
Ameren
Ameren’s cash provided by operating activities increased $590 million in 2025, compared with 2024. The following items contributed to the increase:
•A $636 million increase resulting from higher customer collections primarily from higher electric and natural gas sales volumes due to warmer July temperatures and colder winter temperatures in 2025, increased base rates at Ameren Missouri effective June 1, 2025, pursuant to the April 2025 MoPSC electric rate order, and at Ameren Illinois, electric distribution and transmission base rate increases and higher customer collections under cost recovery mechanisms.
•A $219 million increase due to the transfer of production and investment tax credits to unrelated parties.
•A $27 million increase due to the timing of payments for spent nuclear fuel storage and reimbursements from the DOE.
•A $24 million increase due to the timing of payments for accounts payable.

The following items partially offset the increase in Ameren’s cash from operating activities between periods:
•A $144 million increase in interest payments, primarily due to higher average outstanding debt and interest rates on long-term debt.
•A $43 million increase in payments for the spring 2025 refueling and maintenance outage at the Callaway Energy Center. There was no outage in 2024.
•A $29 million increase in gross receipts tax payments due to an increase in sales in 2025 compared to 2024.
•A $25 million increase in payments for coal deliveries, primarily due to increased generation at Ameren Missouri’s coal-fired energy centers in 2025.
•A $23 million increase in payments to contractors at Ameren Illinois, primarily related to higher levels of reliability and other maintenance activity and costs to comply with the CEJA.
•A $22 million decrease due to the absence of insurance proceeds received in 2024 related to workers’ compensation claims at Ameren Illinois.
•Ameren Missouri paid $19 million during 2025 to fund mitigation programs ordered in the NSR and Clean Air Act litigation discussed in Note 14 – Commitments and Contingencies under Part II, Item 8, of this report.
•A $14 million increase in restoration expenses related to major storms in 2025.
•A $10 million increase in the cost of natural gas held in storage, primarily at Ameren Illinois, due to changes in the market price of natural gas.
Ameren Missouri
Ameren Missouri’s cash provided by operating activities increased $280 million in 2025, compared with 2024. The following items contributed to the increase:
•A $219 million increase due to the transfer of production and investment tax credits to unrelated parties.
•A $218 million increase resulting from higher customer collections primarily from higher electric sales volumes due to warmer July temperatures and colder winter temperatures in 2025 and increased base rates effective June 1, 2025, pursuant to the April 2025 MoPSC electric rate order, partially offset by lower customer collections under cost recovery mechanisms.
•A $27 million increase due to the timing of payments for spent nuclear fuel storage and reimbursements from the DOE.
The following items partially offset the increase in Ameren Missouri’s cash from operating activities between periods:
•A $68 million increase in interest payments, primarily due to higher average outstanding debt and interest rates on long-term debt.
•A $43 million increase in payments for the spring 2025 refueling and maintenance outage at the Callaway Energy Center. There was no outage in 2024.
•A $25 million increase in payments for coal deliveries, primarily due to increased generation at coal-fired energy centers in 2025.
•Payments of $19 million during 2025 to fund mitigation programs ordered in the NSR and Clean Air Act litigation discussed in Note 14 – Commitments and Contingencies under Part II, Item 8, of this report.
•A $17 million increase in gross receipts tax payments due to an increase in sales in 2025 compared to 2024.
•An $11 million decrease due to the timing of payments for accounts payable.
•An $8 million increase in restoration expenses related to major storms in 2025.
Ameren Illinois
Ameren Illinois’ cash provided by operating activities increased $129 million in 2025, compared with 2024 primarily due to a $410 million increase resulting from higher customer collections primarily from higher electric and natural gas distribution sales volumes due to warmer July temperatures and colder winter temperatures in 2025, electric distribution and transmission base rate increases, and higher customer collections under cost recovery mechanisms.
The following items partially offset the increase in Ameren Illinois’ cash from operating activities between periods:
•A $164 million increase in income tax payments to Ameren (parent), pursuant to the tax allocation agreement, primarily due to higher taxable income compared to 2024. Taxable income was lower in 2024 due to the adoption of IRS guidance that provided a safe harbor method of accounting for the capitalization or deduction of certain expenditures to maintain, repair, replace, or improve natural gas distribution property. The adoption of this guidance resulted in an adjustment for all years prior to 2024.
•A $29 million increase in interest payments, primarily due to higher average outstanding long-term debt and interest rates on long-term debt.
•A $23 million increase in payments to contractors, primarily related to higher levels of reliability and other maintenance activity and costs to comply with the CEJA.
•A $22 million decrease due to the absence of insurance proceeds received in 2024 related to workers’ compensation claims.
•A $12 million increase in gross receipts tax payments due to an increase in sales in 2025 compared to 2024.

•A $9 million increase in the cost of natural gas held in storage due to changes in the market price of natural gas.
•A $6 million increase in restoration expenses related to major storms in 2025.
Cash Flows from Investing Activities
Ameren’s cash used in investing activities decreased $311 million during 2025, compared with 2024, primarily as a result of a $191 million decrease in capital expenditures, largely resulting from the completion of the Cass County, Boomtown, and Huck Finn energy centers at Ameren Missouri in 2024. In addition, Ameren’s cash used in investing activities also decreased by $54 million due to a withdrawal of funds related to the cash surrender value of COLI and by $45 million due to the timing of nuclear fuel expenditures at Ameren Missouri.
Ameren Missouri’s cash used in investing activities decreased $369 million during 2025, compared with 2024, primarily as a result of a $210 million decrease in capital expenditures, largely resulting from the completion of the Cass County, Boomtown, and Huck Finn energy centers in 2024. Ameren Missouri’s cash used in investing activities also decreased as a result of an $86 million decrease in money pool advances, net, and $45 million due to the timing of nuclear fuel expenditures.
Ameren Illinois’ cash used in investing activities increased $18 million during 2025, compared with 2024, due to an increase in capital expenditures, largely resulting from increased expenditures for natural gas and electric distribution infrastructure upgrades as well as increased expenditures related to major storms, partially offset by decreased expenditures for electric transmission infrastructure.
Capital Expenditures
The following charts present our capital expenditures for the years ended December 31, 2025 and 2024:

2025 – Total Ameren $4,128(a)	2024 – Total Ameren $4,319(a)

Ameren Missouri	Ameren Illinois Natural Gas	ATXI and other electric transmission subsidiaries

Ameren Illinois Electric Distribution	Ameren Illinois Transmission
(a)Includes Other capital expenditures of $(9) million and $6 million for the years ended December 31, 2025 and 2024, respectively, which includes amounts for the elimination of intercompany transfers.
Ameren’s 2025 capital expenditures consisted of expenditures made by its subsidiaries, including $154 million by ATXI and other electric transmission subsidiaries. Ameren’s 2024 capital expenditures consisted of expenditures made by its subsidiaries, including $134 million by ATXI and other electric transmission subsidiaries. In both years, capital expenditures were made principally to maintain, upgrade, and improve the reliability of the transmission and distribution systems of Ameren Missouri and Ameren Illinois by investing in substation upgrades, energy center projects, and smart-grid technology. Additionally, the Ameren Companies invested in various software projects.

The following table presents Ameren’s estimate of capital expenditures that will be incurred from 2026 through 2030, including construction expenditures and allowance for funds used during construction:

	2026	2027 – 2030			Total
Ameren Missouri	$3,630	$16,785	–	$18,550	$20,415	–	$22,180
Ameren Illinois Electric Distribution	685	2,765	–	3,055	3,450	–	3,740
Ameren Illinois Natural Gas	350	1,415	–	1,565	1,765	–	1,915
Ameren Illinois Transmission	425	1,980	–	2,190	2,405	–	2,615
ATXI and other electric transmission subsidiaries	425	1,980	–	2,185	2,405	–	2,610
Other	5	30	–	35	35	–	40
Ameren	$5,520	$24,955	–	$27,580	$30,475	–	$33,100
Ameren Missouri’s estimated capital expenditures include transmission, distribution, grid modernization, and generation-related investments, primarily renewable and natural gas generation and battery storage, consistent with the 2025 Change to the 2023 PRP. Ameren Illinois’ estimated capital expenditures are primarily for electric and natural gas transmission and distribution-related investments.
In February 2026, Ameren Missouri filed an update to its Smart Energy Plan with the MoPSC, which includes a five-year capital investment overview with a detailed one-year plan for 2026. The plan is designed to upgrade Ameren Missouri’s electric infrastructure and includes investments that will upgrade the grid and accommodate more renewable energy. Investments under the plan are expected to total approximately $20.8 billion over the five-year period from 2026 through 2030, with expenditures largely recoverable under the PISA. The Smart Energy Plan excludes investments in its natural gas distribution business, as well as removal costs, net of salvage.
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
In 2021, the MISO issued a report outlining a preliminary long-range transmission planning roadmap of projects through 2039, which considers the rapidly changing generation mix within MISO resulting from significant additions of renewable generation, actual and expected generation plant closures, and state mandates or goals for clean energy or carbon emissions reductions. In 2022, the MISO approved the first tranche of projects under the roadmap. A portion of these projects were assigned to various utilities, of which Ameren was awarded projects that are estimated to cost approximately $1.8 billion, based on the MISO’s cost estimate. Related to these projects, Ameren began substation upgrades in 2024 in advance of transmission line construction, which is expected to begin in spring 2026, with forecasted completion dates near the end of this decade. In addition, the MISO awarded three competitive bid projects to ATXI that represent a total estimated investment of approximately $220 million for ATXI. Also in 2024, the MISO approved a first set of second tranche projects. A portion of these projects were assigned to Ameren and are estimated to cost approximately $1.3 billion, based on the MISO’s cost estimate. The first set of second tranche projects also includes competitive bid projects. The remaining competitive bid projects that have not been awarded are estimated to cost $4.4 billion, which includes projects located in Illinois that are estimated to cost $1.7 billion, based on the MISO’s cost estimate. The competitive bid process is expected to continue through 2026.
Environmental Capital Expenditures
Ameren Missouri will continue to incur costs to comply with federal and state regulations, including those requiring the reduction of SO2, NOx, CO2, and mercury emissions from its coal-fired energy centers and compliance with the CCR Rule. See Note 14 – Commitments and Contingencies under Part II, Item 8, of this report for a discussion of existing and proposed environmental laws that affect, or may affect, our facilities and capital expenditures to comply with such laws.
Cash Flows from Financing Activities
Cash provided by, or used in, financing activities is a result of our financing needs, which depend on the level of cash provided by operating activities, the level of cash used in investing activities, the level of dividends, and our long-term debt maturities, among other things.
Ameren’s cash provided by financing activities decreased $865 million during 2025, compared with 2024. During 2025, Ameren utilized net proceeds from the issuance of long-term debt of $2.0 billion for general corporate purposes and to repay $300 million of long-term debt maturities and then-outstanding short-term debt. During 2025, Ameren also repaid net short-term debt of $499 million. In addition, Ameren utilized aggregate cash proceeds of $574 million from the issuance of common stock under the ATM program, the DRPlus, and the 401(k) plan, along with cash provided by operating activities to fund, in part, capital expenditures. In comparison, in 2024, Ameren utilized net proceeds of $2.5 billion from the issuance of long-term debt for capital expenditures, to repay then-outstanding short-term debt, to repay $49 million of maturities of long-term debt at ATXI, and to finance energy transition costs related to the accelerated retirement of the Rush Island Energy Center, which included the remaining unrecovered net plant balance associated with the facility, among other costs. In addition, during 2024, Ameren utilized proceeds from net commercial paper issuances of $607 million, aggregate cash proceeds of $273 million from the issuance of common stock under the ATM program, the DRPlus, and the 401(k) plan, and cash provided by operating activities to repay $800 million of long-term debt maturities at Ameren (parent) and Ameren Missouri, and to fund, in part, capital expenditures. During 2025, Ameren paid common stock dividends of $768 million, compared with $714 million in dividend payments in 2024.
Ameren Missouri’s cash provided by financing activities decreased $605 million during 2025, compared with 2024. During 2025, Ameren Missouri utilized net proceeds of $500 million from the issuance of long-term debt to repay then-outstanding short-term debt. In addition, during 2025, Ameren Missouri utilized proceeds from net commercial paper issuances of $471 million and cash provided by operating activities to fund, in part, capital expenditures. In comparison, in 2024, Ameren Missouri utilized net proceeds of $1.8 billion from the issuance of long-term debt for capital expenditures and to repay then-outstanding short-term debt, and to finance energy transition costs related to the accelerated retirement of the Rush Island Energy Center, which included the remaining unrecovered net plant balance associated with the facility, among other costs. In addition, during 2024, Ameren Missouri repaid $350 million of long-term debt maturities, $170 million of net commercial paper borrowings, and $306 million of money pool borrowings. During 2024, Ameren Missouri also utilized capital contributions from Ameren (parent) of $476 million along with cash provided by operating activities to fund, in part, capital expenditures. During 2025, Ameren Missouri also paid common stock dividends of $196 million.
Ameren Illinois’ cash provided by financing activities decreased $137 million during 2025, compared with 2024. During 2025, Ameren Illinois utilized net proceeds of $711 million from the issuance of long-term debt to repay $300 million of long-term debt maturities and then-outstanding short-term debt. Ameren Illinois also repaid net commercial paper borrowings of $71 million and money pool borrowings of $37 million. In comparison, in 2024, Ameren Illinois utilized net proceeds of $624 million from the issuance of long-term debt to repay then-outstanding short-term debt. In addition, Ameren Illinois repaid net commercial paper borrowings of $277 million and money pool borrowings of $98 million. During 2024, Ameren Illinois also utilized capital contributions from Ameren (parent) of $36 million along with cash provided by operating activities to fund, in part, capital expenditures. During 2025, Ameren Illinois paid common stock dividends of $265 million, compared with $110 million in dividend payments in 2024.
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
The following table presents Ameren’s consolidated net available liquidity as of December 31, 2025:

Available at December 31, 2025
Ameren (parent) and Ameren Missouri(a):
Missouri Credit Agreement – borrowing capacity	$1,900
Less: Ameren (parent) commercial paper outstanding	91
Less: Ameren Missouri commercial paper outstanding	471
Less: Letters of credit	29
Missouri Credit Agreement – subtotal	1,309
Ameren (parent) and Ameren Illinois(b):
Illinois Credit Agreement – borrowing capacity	1,300
Less: Ameren (parent) commercial paper outstanding	64
Less: Ameren Illinois commercial paper outstanding	17
Less: Letters of credit	4
Illinois Credit Agreement – subtotal	1,215
Subtotal	$2,524
Cash and cash equivalents	13
Net available liquidity(c)	$2,537
(a)     The maximum aggregate amount available to both Ameren (parent) and Ameren Missouri under the Missouri Credit Agreement is $1.6 billion.
(b)     The maximum aggregate amount available to Ameren (parent) and Ameren Illinois under the Illinois Credit Agreement is $800 million and $1.1 billion, respectively.
(c)     Does not include Ameren’s forward equity sale agreements. See Note 5 – Long-term Debt and Equity Financings under Part II, Item 8, of this report for additional information.

In December 2025, the Credit Agreements, which were scheduled to mature in December 2028, were extended and now mature in December 2030. The Credit Agreements provide $3.2 billion of credit through December 2030. See Note 4 – Short-term Debt and Liquidity under Part II, Item 8, of this report for additional information on the Credit Agreements. During the year ended December 31, 2025, Ameren (parent), Ameren Missouri, and Ameren Illinois each issued commercial paper. Borrowings under the Credit Agreements and commercial paper issuances are based upon available interest rates at that time of the borrowing or issuance.
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
The issuance of short-term debt securities by Ameren’s utility subsidiaries is subject to FERC approval under the Federal Power Act. In January 2025, the FERC issued orders authorizing ATXI to issue up to $500 million of short-term debt securities through January 2027. In December 2025, the FERC issued orders authorizing Ameren Missouri and Ameren Illinois to issue up to $1.6 billion and $1.1 billion, respectively, of short-term debt securities through December 2027.
The Ameren Companies continually evaluate the adequacy and appropriateness of their liquidity arrangements for changing business conditions. When business conditions warrant, changes may be made to the existing Credit Agreements or to other borrowing arrangements, or other arrangements may be made.

Long-term Debt and Equity
The following table presents Ameren’s issuances (net of any issuance premiums or discounts) of long-term debt and equity, as well as redemptions and maturities of long-term debt for the years ended December 31, 2025 and 2024. For additional information related to the terms and uses of these issuances and effective registration statements, and Ameren’s forward sale agreements relating to common stock, see Note 5 – Long-term Debt and Equity Financings under Part II, Item 8, of this report. For information on capital contributions received by Ameren Missouri and Ameren Illinois from Ameren (parent), see Note 13 – Related-party Transactions under Part II, Item 8, of this report.

	Month Issued, Redeemed, Repurchased, or Matured	2025		2024
Issuances of Long-term Debt
Ameren:
5.375% Senior unsecured notes due 2035	March	$749		$—
Ameren Missouri:
5.25% First mortgage bonds due 2054	January	—		347
5.25% First mortgage bonds due 2035	April	500		—
5.20% First mortgage bonds due 2034	April	—		499
5.125% First mortgage bonds due 2055	October	—		449
4.85% Securitized utility tariff bonds due 2039(a)	December	—		476
Ameren Illinois:
5.625% First mortgage bonds due 2055	March	350		—
5.55% First mortgage bonds due 2054	June	—		624
5.625% First mortgage bonds due 2055	September	361		—
ATXI:
5.17% Senior unsecured notes due 2039	August	—		70
5.42% Senior unsecured notes due 2053	August	—		70
Total Ameren long-term debt issuances		$1,960		$2,535
Issuances of Common Stock
Ameren:
DRPlus and 401(k)(b)(c)	Various	$44		$40
ATM program(d)	Various	530		233
Total Ameren common stock issuances(e)		$574		$273
Maturities of Long-term Debt
Ameren:
2.50% Senior unsecured notes due 2024	September	$—		$450
Ameren Missouri:
3.50% Senior secured notes due 2024	April	—		350
4.85% Securitized utility tariff bonds due 2039(a)	October	17		—
Ameren Illinois:
3.25% First mortgage bonds due 2025	June	300		—
ATXI:
3.43% Senior unsecured notes due 2050	August	—		49
Total Ameren long-term debt maturities		$317	(f)	$849	(f)
(a)    These securitized utility tariff bonds were issued by AMF. The securitized tariff bondholders have no recourse to Ameren Missouri.
(b)    Ameren issued a total of 0.4 million and 0.5 million shares of common stock under its DRPlus and 401(k) plan in 2025 and 2024, respectively.
(c)    Excludes a $7 million and $7 million receivable at December 31, 2025 and 2024, respectively.
(d)    Ameren issued 5.8 million and 2.9 million shares of common stock under the ATM program in 2025 and 2024, respectively.
(e)    Excludes 0.3 million and 0.2 million shares of common stock valued at $25 million and $16 million issued for no cash consideration in connection with stock-based compensation in 2025 and 2024, respectively.
(f)    Excludes Ameren (parent)’s 2025 and 2024 purchases of senior secured notes and first mortgage bonds issued by Ameren Missouri and first mortgage bonds issued by Ameren Illinois for $24 million and $44 million in the aggregate, respectively.
The Ameren Companies may sell securities registered under their effective registration statements if market conditions and capital requirements warrant such sales. Any offer and sale will be made only by means of a prospectus that meets the requirements of the Securities Act of 1933 and the rules and regulations thereunder.
Indebtedness Provisions and Other Covenants
At December 31, 2025, the Ameren Companies were in compliance with the provisions and covenants contained within their credit agreements, indentures, and articles of incorporation, as applicable, and ATXI was in compliance with the provisions and covenants contained in its note purchase agreements. See Note 4 – Short-term Debt and Liquidity and Note 5 – Long-term Debt and Equity Financings under Part II, Item 8, of this report for a discussion of covenants and provisions (and applicable cross-default provisions) contained in our credit agreements, certain of the Ameren Companies’ indentures and articles of incorporation, and ATXI’s note purchase agreements.
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
Dividends
Ameren paid to its shareholders common stock dividends totaling $768 million, or $2.84 per share, in 2025 and $714 million, or $2.68 per share, in 2024. The amount and timing of dividends payable on Ameren’s common stock are within the sole discretion of Ameren’s board of directors. Ameren’s board of directors has not set specific targets or payout parameters when declaring common stock dividends, but it considers various factors, including Ameren’s overall payout ratio, payout ratios of our peers, projected cash flow and potential future cash flow requirements, historical earnings and cash flow, projected earnings, impacts of regulatory orders or legislation, and other key business considerations. Ameren expects its dividend payout ratio to be between 50% and 60% of earnings over the next few years. On February 6, 2026, the board of directors of Ameren declared a quarterly dividend on Ameren’s common stock of 75 cents per share, payable on March 31, 2026, to shareholders of record on March 10, 2026.
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
At December 31, 2025, the amount of restricted net assets of Ameren’s subsidiaries that may not be distributed to Ameren in the form of a loan or dividend was $4.6 billion.
The following table presents common stock dividends declared and paid by Ameren Corporation to its common shareholders and by Ameren subsidiaries to their parent, Ameren:

	2025	2024
Ameren	$768	$714
Ameren Missouri	196	—
Ameren Illinois	265	110
ATXI	89	30
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
Collateral Postings
Any weakening of our credit ratings may reduce access to capital and trigger additional collateral postings and prepayments. Such changes may also increase the cost of borrowing, resulting in an adverse effect on earnings. Cash collateral postings and prepayments made with external parties were immaterial and cash collateral posted by external parties was $70 million for Ameren and Ameren Illinois at December 31, 2025. A sub-investment-grade issuer or senior unsecured debt rating (below “Baa3” from Moody’s or below “BBB-” from S&P) at December 31, 2025, could have resulted in Ameren, Ameren Missouri, or Ameren Illinois being required to post additional collateral or other assurances for certain trade and contractual obligations amounting to $1.2 billion, $1.1 billion, and $57 million, respectively.
Changes in commodity prices could trigger additional collateral postings and prepayments. Based on credit ratings at December 31, 2025, if market prices were 15% higher or lower than December 31, 2025 levels in the next 12 months and 20% higher or lower thereafter through the end of the term of the commodity contracts, then Ameren, Ameren Missouri, or Ameren Illinois could be required to post an immaterial amount, compared to each company’s liquidity, of collateral or provide other assurances for certain trade and contractual obligations.
Environmental Matters
Our electric generation, transmission, and distribution and natural gas distribution and storage operations must comply with a variety of statutes and regulations relating to the protection of the environment and human health and safety, including permitting programs implemented by federal, state, and local authorities. Such environmental laws regulate air emissions; protect water bodies; regulate the handling and disposal of hazardous substances and waste materials; establish siting and land use requirements; and protect against ecological impacts. See Note 14 – Commitments and Contingencies under Part II, Item 8, of this report for a discussion of existing and proposed environmental laws, including those that relate to climate-related risks, that affect, or may affect, our facilities, operations, and capital expenditures to comply with such laws. The combined effects of compliance with existing and future environmental regulations could result in significant capital expenditures, increased operating costs, and the potential for closure or alteration of operations at some of Ameren Missouri’s energy centers.
Additionally, international agreements have in the past, and could again, lead to future federal or state legislation or regulations. In 2015, the United Nations Framework Convention on Climate Change reached consensus among approximately 190 nations on an agreement, known as the Paris Agreement, that establishes a framework for greenhouse gas mitigation actions by all countries, with a goal of holding the increase in global average temperature to below 2 degrees Celsius above pre-industrial levels and an aspiration to limit the increase to 1.5 degrees Celsius. The United States withdrew from the Paris Agreement and the United Nations Framework Convention on Climate Change in January 2025 and 2026, respectively. The EPA has revised, and has proposed revisions to, compliance requirements under a number of federal environmental regulatory programs related to greenhouse gases; however, differences in energy policy priorities adopted by future presidential administrations could result in additional greenhouse gas reduction requirements in the United States.
OUTLOOK
Below are some key trends, events, and uncertainties that may reasonably affect our results of operations, financial condition, or liquidity, as well as our ability to achieve strategic and financial objectives, for 2026 and beyond. For additional information regarding recent rate orders, lawsuits, and pending requests filed with state and federal regulatory commissions, including those discussed below, see Note 2 – Rate and Regulatory Matters and Note 14 – Commitments and Contingencies under Part II, Item 8, of this report.
Operations
•The PPRA became effective in August 2025. The law made modifications to integrated resource planning, which requires Missouri electric utilities to file plans for meeting their customers' long-term energy needs. By August 2027, the MoPSC will publish a schedule for Missouri electric utilities to file integrated resource plans every four years. The MoPSC will be required to issue an order on the plans and shall determine whether the electric utility has submitted sufficient documentation and selected preferred resource plans representing a reasonable and prudent means of serving the utility's load obligations at just and reasonable rates. In making this determination, the MoPSC shall consider whether the plans appropriately balance specific factors described in the law. If the MoPSC approves the plans, requests for CCNs for new generation facilities to be constructed or acquired as a part of the approved plans shall be deemed necessary and convenient and the scope of the CCN proceedings to review projects will be limited. The approved generation facilities will also be eligible to include construction work in progress in rate base, subject to MoPSC approval, which would improve the timeliness of cash recovery. Utilities are not allowed to capitalize allowance for funds used during construction on amounts included in rate base under this provision. The amount of construction work in progress to be included in rate base is limited to prudently incurred expenditures made within the construction period for the facility. Separately, outside of the integrated resource planning process discussed above, the law allows a Missouri electric utility to request that the MoPSC authorize the inclusion of construction work in progress for new natural gas-fired generation facilities in rate base, subject to the same restrictions discussed above. The provisions allowing for the inclusion of construction work in progress on natural gas-fired generation in rate base expire in December 2035, unless Ameren Missouri requests and receives MoPSC approval of an extension through 2045. Also, beginning in July 2026 the law allows natural gas utilities to file regulatory rate reviews using a future test year, subject to MoPSC approval. If a natural gas utility is allowed to use a future test year, a reconciliation of the actual rate base and certain forecasted costs will be performed 45 days after the end of the test year. If a given year’s actual revenue requirement is less than the revenue requirement approved by the MoPSC due to changes in rate base or certain other costs, an adjustment is made to reduce natural gas operating revenues with an offset to a regulatory liability to reflect that test year’s amounts. The regulatory liability will then be refunded to customers in the next regulatory rate review and will accrue carrying costs at the applicable WACC. The law also made modifications to the PISA and requires electric utilities to submit service tariff schedules for certain large load customers as discussed below.
•The PISA permits Ameren Missouri to defer and recover 85% of the depreciation expense for investments in qualifying property, plant, and equipment placed in service and not included in base rates. Investments not eligible for recovery under the PISA include amounts related to new nuclear generation facilities and service to new customer premises. Additionally, the PISA permits Ameren Missouri to earn a return at the applicable WACC on 85% of rate base that incorporates those qualifying investments, as well as changes in total accumulated depreciation excluding retirements and plant-related deferred income taxes since the previous regulatory rate review. The regulatory asset for accumulated PISA deferrals also earns a return at the applicable WACC until added to rate base prospectively. Ameren Missouri recognizes an offset to “Interest Charges” on its consolidated statement of income for its carrying cost of debt relating to each return allowed under the PISA, with the difference between the applicable WACC and its carrying cost of debt recognized in revenues when recovery of PISA deferrals is reflected in customer rates. Approved PISA deferrals are recovered over a period of 20 years following a regulatory rate review. Additionally, under the RESRAM, Ameren Missouri is permitted to recover the 15% of depreciation expense not recovered under the PISA, and earn a return at the applicable WACC for investments in renewable generation plant placed in service to comply with Missouri’s renewable energy standard. Accumulated RESRAM deferrals earn carrying costs at short-term interest rates. The PISA and the RESRAM mitigate the effects of regulatory lag between regulatory rate reviews. Those investments not eligible for recovery under the PISA and the remaining 15% of certain property, plant, and equipment placed in service, unless eligible for recovery under the RESRAM, remain subject to regulatory lag. As a result of the PISA election, additional provisions of the law apply to Ameren Missouri, including limitations on electric customer rate increases caused by the inclusion of incremental PISA deferrals in the revenue requirement. Pursuant to the PPRA discussed above, Ameren Missouri’s PISA election was extended through 2035 and an additional extension through 2040 is allowed if requested by Ameren Missouri and approved by the MoPSC. This law also reduced the annual limit on increases to the electric service revenue requirement used to set customer rates, compared to the revenue requirement established in the immediately preceding rate order, due to the inclusion of incremental PISA deferrals in the revenue requirement. The annual limit in effect was 2.5% and changed to 2.25%, prorated monthly, for revenue requirements approved by the MoPSC after August 2025. Ameren Missouri expects significantly higher investments in infrastructure eligible for PISA and AFUDC in 2026, compared to 2025.
•In April 2025, the MoPSC issued an order that authorized an increase of $355 million to Ameren Missouri’s annual revenue requirement for electric retail service, effective June 1, 2025. The order changed annualized depreciation, regulatory asset and liability amortization amounts, and the base level of expenses for trackers. On an annualized basis, these changes reflect an increase in “Depreciation and amortization” of approximately $70 million, among other expense changes, on Ameren’s and Ameren Missouri’s consolidated statements of income. As a result of this order, Ameren Missouri expects a year-over-year increase to 2026 earnings, compared to 2025, of approximately $30 million.
•In July 2025, the MoPSC issued an order in Ameren Missouri’s 2024 natural gas delivery service regulatory rate review, approving a unanimous stipulation and agreement. The order authorized an increase of $32 million to Ameren Missouri’s annual revenue requirement for natural gas delivery service, effective September 1, 2025.
•The PPRA requires an electric utility to develop and submit to the MoPSC schedules that include its service tariff applicable to certain large load customers. These schedules must reasonably ensure that such high-demand customers’ rates reflect a representative share of the costs incurred to serve them and must prevent other lower-demand customer rates from reflecting any unjust or unreasonable costs arising from service provided to these high-demand customers. In November 2025, the MoPSC approved Ameren Missouri’s request to modify its existing large primary service tariff to require customers requesting 75 MWs or more of demand and who are served at transmission level voltage to comply with additional tariff terms. The additional terms include a service term of 12 years plus a ramp period of up to five years to reach peak demand, minimum demand charges of 80% of contracted capacity, customer exit terms and fees, and customer credit and collateral requirements, among other terms. In addition, new customer programs would be available under this tariff, which allow customers to support renewable generation, battery storage, and/or nuclear generation through incremental payments. The MoPSC order also includes an earnings sharing mechanism that would apply if Ameren Missouri’s earned ROE for a calendar year exceeds 9.74%, which can be adjusted by the MoPSC in future electric rate orders. If this were to occur, Ameren Missouri would defer 65% of the return in excess of the 9.74% ROE to a regulatory liability, which would be returned to retail electric customers in a future rate review. In addition, if large load customer revenues were reduced in a calendar year due to certain events, as determined by the MoPSC, Ameren Missouri may defer a portion of the reduced revenues to a regulatory asset to be included in its revenue requirement in the next electric rate review. In February 2026, Ameren Missouri executed electric service agreements with large load customers consistent with the tariff terms discussed above, representing 2.2 gigawatts of demand. Ameren and Ameren Missouri do not expect a material impact to their results of operations, financial position, or liquidity in 2026 related to these agreements.
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
•In 2020, the FERC issued a Notice of Proposed Rulemaking on its transmission incentives policy, which proposed to increase the incentive ROE for participation in an RTO to 100 basis points from the current 50 basis points and revised the parameters for awarding incentives, while limiting the overall incentives to a cap of 250 basis points, among other things. In 2021, the FERC issued a Supplemental Notice of Proposed Rulemaking, which proposed to modify the Notice of Proposed Rulemaking’s incentive for participation in an RTO by limiting this incentive for utilities that join an RTO to 50 basis points and only allowing them to earn the incentive for three years, among other things. If this proposal is included in a final rule, Ameren Illinois and ATXI would no longer be eligible for the 50 basis point RTO incentive adder, prospectively. The FERC is under no deadline to issue a final rule on this matter. Ameren is unable to predict the ultimate impact of any changes to the FERC’s incentives policy. A 50-basis-point change in the FERC-allowed ROE would affect Ameren’s and Ameren Illinois’ annual net income by an estimated $19 million and $14 million, respectively, based on each company’s 2026 projected rate base.
•Pursuant to the CEJA, Ameren Illinois may file an MYRP with the ICC to establish base rates for electric distribution service to be charged to customers for each calendar year of a four-year period. The base rates for a particular calendar year are based on forecasted recoverable costs and an ICC-determined ROE applied to Ameren Illinois’ forecasted average annual rate base using a forecasted capital structure, with a common equity ratio of up to 50% being deemed prudent and reasonable by law and a higher equity ratio requiring specific ICC approval. The ROE determined by the ICC for each calendar year of the four-year period is subject to annual adjustments based on certain performance incentives and penalties. An MYRP allows Ameren Illinois to reconcile electric distribution service rates to its actual revenue requirement on an annual basis, subject to a reconciliation cap and adjustments to the ROE. Under the MYRP discussed below, Ameren Illinois’ 2026 electric distribution service revenues will be based on its 2026 actual recoverable costs, 2026 year-end rate base, and an ROE of 8.72%, as adjusted for any performance incentives or penalties, provided the actual revenue requirement does not exceed the reconciliation cap. If a given year’s revenue amount collected from customers varies from the approved revenue requirement, an adjustment is made to electric operating revenues with an offset to a regulatory asset or liability to reflect that year’s actual revenue requirement. The regulatory balance is then collected from, or refunded to, customers within two years from the end of the applicable annual period. Additionally, the RBA ensures electric distribution service revenues are decoupled from sales volumes and wholesale and miscellaneous revenue differences from those assumed in the revenue requirement approved by the ICC. The RBA remains effective whether Ameren Illinois elects to file an MYRP or a traditional regulatory rate review. In December 2025, the ICC issued an order approving Ameren Illinois’ 2024 electric distribution service revenue requirement reconciliation adjustment filing. This order approved an adjustment increasing the allowed revenue requirement by $48 million, which will be collected from customers in 2026. In February 2026, the ICC denied Ameren Illinois’ rehearing request to include an asset associated with other postretirement benefits in the rate base, among other things. Ameren Illinois is assessing whether to pursue an appeal with the Illinois Appellate Court for the Fifth Judicial District in the first half of 2026.
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
•In January 2026, the CRGA was enacted and will become effective in June 2026. The law includes certain provisions that affect Ameren Illinois’ annual investments in energy-efficiency programs, and the related return on those investments. Under the law, the annual spending cap for energy-efficiency investments will increase to $178 million, $222 million, and $256 million for 2027, 2028, and 2029, respectively. In addition, beginning in 2027, the ROE component of the applicable WACC used to calculate Ameren Illinois’ return on energy-efficiency investments for the year will be that year’s ICC-approved ROE for Ameren Illinois’ electric distribution service. The allowed ROE can be increased or decreased up to 200 basis points, depending on the achievement of annual energy savings and demand goals.
•Pursuant to Illinois law, Ameren Illinois’ electric energy-efficiency investments are deferred as a regulatory asset and earn a return at the applicable WACC. Through 2026, the ROE component of the applicable WACC is based on the annual average of the monthly yields of the 30-year United States Treasury bonds plus 580 basis points. Pursuant to the CRGA discussed above, beginning in 2027, the ROE component of the applicable WACC for a given year will be that year’s ICC approved ROE for Ameren Illinois’ electric distribution service. The allowed ROE on electric energy-efficiency investments can be increased or decreased by up to 200 basis points, depending on the achievement of annual energy savings and demand goals. While the ICC has approved a plan for Ameren Illinois to invest approximately $126 million per year in electric energy-efficiency programs through 2029, the ICC has the ability to reduce the amount of electric energy-efficiency savings goals in future program years if there are insufficient cost-effective programs available, which could reduce the investments in electric energy-efficiency programs. Pursuant to the CRGA, Ameren Illinois is required to file an updated energy-efficiency plan for 2027 through 2029 by June 1, 2026 to reflect the spending cap increases discussed above.
•In November 2025, the ICC issued an order in Ameren Illinois’ January 2025 natural gas delivery service regulatory rate review, which resulted in an increase to its annual revenues for natural gas delivery service of $79 million. The order reflected a reduction of $75 million of planned distribution and transmission capital investments included in Ameren Illinois’ future test year request. The new rates became effective December 2025. In January 2026, Ameren Illinois filed an appeal of the ICC’s November 2025 order and the ICC’s January 2026 order rejecting Ameren Illinois’ rehearing request to the Illinois Appellate Court for the Fifth Judicial District. The appeal challenged the inclusion of the non-service cost component of the net periodic benefit income related to other postretirement benefits in the annual revenue requirement and the $75 million reduction of planned capital investments, among other things. The court is under no deadline to address the appeal, and Ameren Illinois cannot predict the ultimate outcome of the appeal.
•A November 2023 ICC order directed the ICC staff to develop a plan for a future of gas proceeding. All of the Illinois natural gas utilities subject to ICC regulation are included in this proceeding, which is exploring issues involving the decarbonization of the natural gas distribution system in light of the state of Illinois’ goal of economy-wide 100% clean energy by 2050, pursuant to the CEJA. Some of the issues being addressed include the mitigation of any natural gas distribution stranded assets, the role of energy efficiency in decarbonization, and the associated impacts of natural gas decarbonization to the electric distribution system, among others. A final ICC staff report is expected by the end of 2026 and will be used by the ICC to guide further action, if any.

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
•Ameren Missouri and Ameren Illinois continue to make infrastructure investments and expect to seek increases to electric and natural gas rates to recover the cost of investments and earn an adequate return. Ameren Missouri and Ameren Illinois will also seek new, or to maintain existing, regulatory and legislative solutions to address regulatory lag and to support investment in their utility infrastructure for the benefit of their customers. Ameren Missouri and Ameren Illinois continue to face cost recovery pressures, higher cost of debt, customer conservation efforts, the impacts of additional customer energy-efficiency programs, and increased customer use of increasingly cost-effective advancements in innovative energy technologies, including private generation and battery storage. We expect a net increase in demand resulting from the electrification of the economy, including in the transportation sector. In addition, several entities in various industries, including data center, healthcare, manufacturing, distribution, warehousing, alternative energy, fabrication, and food production, are considering either locating or expanding their operations within our service territories. In February 2026, Ameren Missouri executed electric service agreements with large load customers under the modified tariff as discussed above, representing 2.2 gigawatts of demand. Construction agreements have been signed with developers representing 3.4 gigawatts of demand, which includes the executed electric service agreements. Serving these new loads will require increased investments, including future investments for system reliability improvements and new generation sources, that will result in rate base growth.
Liquidity and Capital Resources
•In 2025 and 2026, the presidential administration took executive action to impose additional foreign trade tariffs on various goods imported from numerous countries, and several of these countries imposed retaliatory foreign trade tariffs in response. Some of these foreign trade tariffs have been modified several times and/or paused for specific periods of time. The Ameren Companies have not experienced material impacts on their results of operations, financial position, or liquidity to date, however the foreign trade tariffs may have future impacts. The Ameren Companies will continue to assess the impact of such foreign trade tariffs or other potential presidential administrative action and take actions to mitigate risks associated with costs and project timelines.
•As discussed above, several entities in various industries, including data center and manufacturing, are considering either locating or expanding their operations within Ameren Missouri’s service territory. In order to address these load growth opportunities and ensure reliability, Ameren Missouri filed a notice of change in its September 2023 preferred resource plan with the MoPSC in February 2025. Ameren is continuing to target net-zero carbon emissions by 2045, as well as a 60% reduction by 2030 and an 85% reduction by 2040 based on 2005 levels in a safe, reliable, and affordable manner. Ameren’s goals include both reduction of direct emissions from operations (scope 1), as well as electricity usage at Ameren buildings (scope 2), including other greenhouse gas emissions of methane, nitrous oxide, and sulfur hexafluoride. Achieving these goals will be dependent on a variety of factors, including cost-effective advancements in innovative energy technologies and constructive federal and state energy and economic policies. The 2025 Change to the 2023 PRP includes, among other things, the following:
•estimated total load growth of 1.5 gigawatts by 2032 and 2.5 gigawatts by 2040;
•adding 1,600 MWs of natural gas-fired simple-cycle generation by 2030, which will be achieved through the natural gas generation projects discussed in Note 2 – Rate and Regulatory Matters under Part II, Item 8, of this report, and an additional 1,200 MWs by 2043;
•adding 2,100 MWs of natural gas-fired combined-cycle generation by 2035 and an additional 1,200 MWs by 2040;
•adding 3,200 MWs of renewable generation by 2030, which includes the solar generation projects discussed in Note 2 – Rate and Regulatory Matters under Part II, Item 8, of this report, and an additional 1,500 MWs by 2035;
•adding 1,000 MWs of battery storage by 2030, which includes the Big Hollow Battery Energy Storage Project discussed in Note 2 – Rate and Regulatory Matters under Part II, Item 8, of this report, and an additional 800 MWs by 2042;
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
Ameren Missouri’s plan could be affected by, among other factors: Ameren Missouri’s ability to obtain CCNs from the MoPSC, and any other required state or federal approvals for the addition of renewable resources, battery storage, or nuclear or natural gas-fired generation, retirement of energy centers, and new or continued customer energy-efficiency programs; the ability to enter into agreements for renewable, natural gas-fired, or nuclear generation or battery storage and acquire or construct those resources at a reasonable cost; the ability of suppliers, contractors, and developers to meet contractual commitments and complete projects timely, which is dependent upon the availability of necessary labor, materials, and equipment, geopolitical conflict, or government actions, among other things; changes in the scope and timing of projects; the ability to enter into natural gas supply agreements at reasonable prices and adequate quantities to power Ameren Missouri’s natural gas-fired energy centers; the continued existence and ability to qualify for, and use or transfer, federal production or investment tax credits; the ability to maintain system reliability; new and/or changes in environmental regulations, including those related to CO2 and other greenhouse gas emissions; energy prices; and demand; Ameren Missouri’s ability to obtain necessary rights-of-way, easements, and transmission interconnection agreements at an acceptable cost and in a timely fashion; the ability to earn an adequate return on invested capital; and the ability to raise capital on reasonable terms. Also, changes to capacity accreditation rules adopted by the MISO could reduce the accredited capacity of renewable generation and battery storage and increase regional capacity prices, potentially requiring additional investment and higher costs to satisfy resource adequacy requirements. In addition, the presidential administration has issued executive orders and taken other actions to increase investment in fossil fuel infrastructure. This change in federal domestic energy policy has created uncertainty regarding the role existing renewable generation will play in supporting the United States’ energy grid and the timing and extent of future renewable generation infrastructure development. Ameren Missouri’s plan could be affected by this change in energy policy. Ameren Missouri expects to file its next preferred resource plan in September 2026.
•Through 2030, we expect to make significant capital expenditures to improve our electric and natural gas utility infrastructure, with a major portion directed to our transmission and distribution systems, as well as generation and battery storage facilities that align with the 2025 Change to the 2023 PRP discussed above. We estimate that we will invest up to $33.1 billion (Ameren Missouri – up to $22.2 billion; Ameren Illinois – up to $8.3 billion; ATXI – up to $2.6 billion) of capital expenditures during the period from 2026 through 2030. These estimates include the MISO long-range transmission projects assigned to Ameren, as well as the first tranche competitive projects awarded to ATXI discussed below.
•In 2021, the MISO issued a report outlining a preliminary long-range transmission planning roadmap of projects through 2039, which considers the rapidly changing generation mix within MISO resulting from significant additions of renewable generation, actual and expected generation plant closures, and state mandates or goals for clean energy or carbon emissions reductions. In 2022, the MISO approved the first tranche of projects under the roadmap. A portion of these projects were assigned to various utilities, of which Ameren was awarded projects that are estimated to cost approximately $1.8 billion, based on the MISO’s cost estimate. Related to these projects, Ameren began substation upgrades in 2024 in advance of transmission line construction, which is expected to begin in spring 2026, with forecasted completion dates near the end of this decade. In addition, the MISO awarded three competitive bid projects to ATXI that represent a total estimated investment of approximately $220 million for ATXI. Also in 2024, the MISO approved a first set of second tranche projects. A portion of these projects were assigned to Ameren and are estimated to cost approximately $1.3 billion, based on the MISO’s cost estimate. The first set of second tranche projects also includes competitive bid projects. The remaining competitive bid projects that have not been awarded are estimated to cost $4.4 billion, which includes projects located in Illinois that are estimated to cost $1.7 billion, based on the MISO’s cost estimate. The competitive bid process is expected to continue through 2026. Separately, in July 2025, the FERC approved transmission rate incentives relating to the second tranche projects assigned to Ameren. The incentives will allow construction work in progress to be included in rate base for projects constructed by ATXI, thereby improving the timeliness of cash recovery, and would allow recovery of prudently incurred costs, subject to FERC approval, for any portion of the projects if they are abandoned for reasons beyond the control of Ameren. ATXI will not capitalize allowance for funds used during construction on the related projects.
•In 2025, the presidential administration issued several executive orders on environmental regulations and enforcement. Many of these actions require further implementation by the EPA, and some of these actions will likely be subject to further judicial review. Grid reliability, environmental, or other regulations, including those related to CO2 or other emissions, or other executive orders or actions taken by federal or state regulators, including federal orders related to planned retirements of coal-fired power plants, could result in significant changes in capital expenditures and operating costs. Regulations can be reviewed and repealed, and replacement or alternative regulations can be proposed or adopted by the regulatory agencies, including the EPA. See Note 14 – Commitments and Contingencies under Part II, Item 8, of this report, for additional information on environmental matters. The ultimate implementation of any of these new regulations, as well as the timing of any such implementation, is uncertain. Ameren Missouri’s operating costs and capital expenditures are subject to MoPSC prudence reviews, which could result in cost disallowances, as well as regulatory lag. The cost of Ameren Illinois’ purchased power and natural gas purchased for resale could increase. However, Ameren Illinois expects that these costs would be recovered from customers with no material adverse effect on its results of operations, financial position, or liquidity.

Ameren’s and Ameren Missouri’s earnings could benefit from increased investment to comply with environmental regulations if those investments are reflected and recovered on a timely basis in customer rates.
•The Ameren Companies have multiyear Credit Agreements that cumulatively provide $3.2 billion of credit through December 2030, subject to a 364-day repayment term for Ameren Missouri and Ameren Illinois, with the option to seek incremental commitments to increase the cumulative credit provided to $4.0 billion. See Note 4 – Short-term Debt and Liquidity under Part II, Item 8, of this report for additional information regarding the Credit Agreements. See Note 5 – Long-term Debt and Equity Financings under Part II, Item 8, of this report for outstanding forward sale agreements, issuances and maturities of long-term debt through the date of this report, and maturities of long-term debt from 2026 to 2030 and beyond at Ameren (parent), Ameren Missouri, Ameren Illinois, and ATXI. Ameren (parent) entered into interest rate swaps to hedge a portion of its interest rate risk on cash flows related to certain forecasted debt issuances to occur in 2026 and 2027. The use of cash provided by operating activities and short-term borrowings to fund capital expenditures and other long-term investments at the Ameren Companies frequently results in a working capital deficit, defined as current liabilities exceeding current assets, as was the case at December 31, 2025, for Ameren and Ameren Missouri. Ameren, Ameren Missouri, and Ameren Illinois each believe that their liquidity is adequate given their respective expected operating cash flows, capital expenditures, and financing plans, and expect to continue to have access to the capital and credit markets on reasonable terms when needed. However, there can be no assurance that significant changes in economic conditions, disruptions in the capital and credit markets, or other unforeseen events will not materially affect their ability to execute their expected operating, capital, or financing plans.
•Ameren expects its cash used for currently planned capital expenditures and dividends to exceed cash provided by operating activities over the next several years. As part of its funding plan for capital expenditures, Ameren is using newly issued shares of common stock to satisfy requirements under the DRPlus and employee benefit plans and expects to continue to do so through at least 2030. Additionally, Ameren may offer and sell from time to time common stock, including under its ATM program, which includes the ability to enter into forward sale agreements, subject to market conditions and other factors. As of December 31, 2025, Ameren had multiple forward sale agreements with various counterparties relating to 6.4 million shares of common stock, which it expects to settle in 2026. Ameren’s equity financing plan is estimated to be approximately $4 billion from 2026 to 2030. This plan includes equity issuances under forward sales agreements, the DRPlus, and employee benefit plans, and could include issuances of hybrid debt securities. Ameren expects the financing plans to be aligned with the timing of generation investments. In August 2025, Ameren increased the amount of common stock available for sale under the ATM program by $1.25 billion to a total of $3 billion. As of December 31, 2025, Ameren had approximately $1.5 billion of common stock remaining available for sale under the ATM program. The Ameren Companies expect their equity to total capitalization and cash flow metrics to support solid investment-grade credit ratings. Ameren Missouri and Ameren Illinois expect to fund cash flow needs through debt issuances, cash provided by operating activities, and/or capital contributions from Ameren (parent).
•The IRA was enacted in 2022, and includes various income tax provisions, among other things. The law extends federal production and investment tax credits for projects that began construction through 2024 and creates production and investment tax credits and nuclear production tax credits for projects beginning construction after 2024, subject to the phase out provisions established by the OBBBA as discussed below. The law allows for transferability, subject to revisions made by the OBBBA discussed below, to an unrelated party for cash of up to 100% of certain tax credits generated after 2022.
•The OBBBA was enacted in July 2025 and includes various income tax provisions, among other things. The OBBBA modified provisions of the IRA related to production and investment tax credits. The new law maintains production and investment tax credits for solar and wind projects that begin construction within one year of the OBBBA’s enactment and are placed in-service by the end of 2030. Projects that begin construction after one year from enactment of the OBBBA but are placed in service by the end of 2027 also remain eligible. The law provides investment tax credits for battery storage projects that begin construction by the end of 2033, which phase out by the end of 2035. Renewable energy projects that begin construction in 2026 and beyond that use a certain threshold percentage of materials from prohibited foreign entities, as defined in the OBBBA, are not eligible for the tax credits. Production tax credits associated with nuclear generation remain unchanged from the IRA and phase out by the end of 2032. Furthermore, the new law continues to allow for transferability of the production and investment tax credits to an unrelated party for cash but such credits are restricted from being transferred to specified foreign entities, as defined in the OBBBA. Ameren did not have any material impacts on its results of operations, financial position, and liquidity in 2025 related to the OBBBA. Implementation of the OBBBA provisions is subject to additional guidance, regulations, interpretations, amendments, or technical corrections that may be issued by the IRS or United States Department of Treasury. Ameren will continue to monitor and assess any impacts related to the OBBBA.
•Pursuant to the IRA and the OBBBA discussed above, Ameren Missouri expects to transfer production and investment tax credits to unrelated parties in an aggregate amount of approximately $1.8 billion from 2026 to 2030. Proceeds from these transfers are included in Ameren Missouri’s tracker related to production and investment tax credits allowed under the IRA and the OBBBA or the RESRAM and are ultimately refunded to customers.

•As of December 31, 2025, Ameren had $178 million in tax benefits from federal and state income tax credit carryforwards, $165 million in tax benefits from federal and state net operating loss carryforwards, and $22 million in tax receivables, which will be utilized in future periods. Future expected income tax payments are based on expected taxable income, available income tax credit and net operating loss carryforwards, and current tax law. Expected taxable income is affected by expected capital expenditures, when property, plant, and equipment is placed in-service or retired, and the timing of regulatory reviews, among other things. Ameren expects annual federal income tax payments to be immaterial through 2030.
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

Basis for Judgment
The application of accounting guidance for rate-regulated businesses results in recording regulatory assets and liabilities. Regulatory assets represent the deferral of incurred costs that are probable of future recovery in customer rates. Regulatory assets are amortized as the incurred costs are recovered through customer rates. In some cases, we record regulatory assets before approval for recovery has been received from the applicable regulatory commission. We must use judgment to conclude that costs deferred as regulatory assets are probable of future recovery. We base our conclusion on certain factors including, but not limited to, orders issued by our regulatory commissions, enacted legislation, or historical experience, as well as discussions with legal counsel. If facts and circumstances lead us to conclude that a recorded regulatory asset is no longer probable of recovery or that plant assets are probable of disallowance, we record a charge to earnings, which could be material. Regulatory liabilities represent revenues received from customers to fund expected costs that have not yet been incurred or that are probable of future refunds to customers. We also recognize revenues for alternative revenue programs authorized by our regulators that allow for an automatic rate adjustment, are probable of recovery or refund, and are collected or refunded within 24 months following the end of the annual period in which they are recognized. Under the MYRP, Ameren Illinois' base rates for a particular calendar year are based on the forecasts of recoverable costs, average annual rate base, and capital structure. An ICC-determined ROE is applied to determine the base rates for a particular calendar year. Ameren Illinois reconciles its actual revenue requirement, as adjusted for certain cost variations, to ICC-approved electric distribution service rates on an annual basis, subject to a reconciliation cap. The reconciliation cap limits the annual adjustment to 105% of the annual revenue requirement approved by the ICC. Orders by the ICC can result in a subsequent change in Ameren Illinois’ resulting estimated regulatory assets or liabilities. Ameren Illinois and ATXI have received FERC approval to use a company-specific, forward-looking formula ratemaking framework in setting their transmission rates. These forward-looking rates are updated annually and become effective each January with forecasted information. The formula rate framework provides for an annual reconciliation of the electric transmission service revenue requirement, which reflects the actual recoverable costs incurred and the 13-month average rate base for a given year, with the revenue requirement in customer rates, including an allowed ROE. Variations in investments made or orders by the FERC or courts can result in a subsequent change in Ameren Illinois’ and ATXI’s estimated regulatory assets or liabilities. Ameren Missouri estimates lost electric revenues resulting from its MEEIA customer energy-efficiency programs, which are subsequently recovered through the MEEIA rider. See Note 2 – Rate and Regulatory Matters under Part II, Item 8, of this report for a description of our regulatory mechanisms and quantification of these assets or liabilities for each of the Ameren Companies.
The following table reflects the gain and other comprehensive income, which would be offset by the removal of regulatory assets and liabilities and an increase in accumulated other comprehensive income, that would have resulted if accounting guidance for rate-regulated businesses had been eliminated as of December 31, 2025:

	Ameren	Ameren Missouri	Ameren Illinois
Gains	$3,035	$1,486	$1,422
Other comprehensive income (before taxes) - pension and other postretirement benefit plan activity	467	230	237

Accounting Estimate	Uncertainties Affecting Application
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

The following table reflects the sensitivity of Ameren’s pension and postretirement plans to potential changes in key assumptions for the year ended December 31, 2025:

	Pension Benefits		Postretirement Benefits
	Net Periodic Benefit Cost	Projected Pension Benefit Obligation	Net Periodic Benefit Cost	Projected Postretirement Benefit Obligation
0.25% decrease in discount rate	$12	$113	$2	$21
0.25% decrease in return on assets	11	(a)	4	(a)
(a)Not applicable.

Accounting Estimate	Uncertainties Affecting Application
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
•Estimating expected financial impact of future events
•Estimating likelihood of various potential outcomes
•Regulatory and political environments and requirements
•Outcome of legal proceedings, settlements, or other factors
•Changes in regulation, legislation, expected scope of work, technology, or timing of environmental remediation

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

•Changes in business, industry, laws, technology, or economic and market conditions affecting forecasted financial condition and/or results of operations
•Estimates of the amount and character of future taxable income and forecasted use of our tax credit carryforwards
•Enacted tax rates applicable to taxable income in years in which temporary differences are recovered or settled
•Effectiveness of implementing tax planning strategies
•Changes in income tax laws, including amounts subject to income tax, and the regulatory treatment of any tax reform changes
•Results of audits and examinations by taxing authorities
•Ability to forecast and transfer production and investment tax credits

Basis for Judgment
The reporting of tax-related assets and liabilities requires the use of estimates and significant management judgment. Deferred tax assets and liabilities are recorded to represent future effects on income taxes for temporary differences between the basis of assets for financial reporting and tax purposes. Although management believes that current estimates for deferred tax assets and liabilities are reasonable, actual results could differ from these estimates for a variety of reasons, including: a change in forecasted financial condition and/or results of operations; changes in income tax laws, enacted tax rates or amounts subject to income tax; the form, structure, and timing of asset or stock sales or dispositions; changes in the regulatory treatment of any tax reform benefits; and changes resulting from audits and examinations by taxing authorities. Valuation allowances against deferred tax assets are recorded when management concludes it is more likely than not such asset will not be realized in future periods. Accounting for income taxes also requires that only tax benefits for positions taken, or expected to be taken on tax returns that meet the more-likely-than-not recognition threshold can be recognized or continue to be recognized. Management evaluates each position solely on the technical merits and facts and circumstances of the position, assuming that the position will be examined by a taxing authority that has full knowledge of all relevant information. Significant judgment is required to determine recognition thresholds and the related amount of tax benefits to be recognized. At each period end, and as new developments occur, management reevaluates its tax positions. Additional interpretations, regulations, amendments, or technical corrections related to the federal income tax code as a result of the OBBBA and the IRA, may impact the estimates for income taxes discussed above. See Note 12 – Income Taxes under Part II, Item 8, of this report for additional information on the OBBBA, the IRA, and the amount of deferred income taxes recorded at December 31, 2025.

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

Basis for Judgment
We record the estimated fair value of legal obligations associated with the retirement of tangible long-lived assets in the period in which the liabilities are incurred and capitalize a corresponding amount as part of the book value of the related long-lived asset. In subsequent periods, we adjust AROs for accretion and changes in the estimated fair values of the obligations, with a corresponding increase or decrease in the asset book value for the fair value changes. We estimate the fair value of our AROs using present value techniques, in which we make various assumptions about discount rates and cost escalation rates. In addition, these estimates include assumptions of the probability, timing, and amount of cash expenditures to settle the ARO, and are based on currently available technology. Ameren and Ameren Missouri have recorded AROs for retirement costs associated with decommissioning of Ameren Missouri’s Callaway and wind renewable energy centers, certain Ameren Missouri solar energy centers, CCR facilities, and river structures at certain energy centers used for unloading coal and circulating water systems. Additionally, Ameren, Ameren Missouri, and Ameren Illinois have recorded AROs for retirement costs associated with asbestos removal and the disposal of certain transformers. See Note 15 – Supplemental Information under Part II, Item 8, of this report for the amount of AROs recorded at December 31, 2025.
A significant portion of Ameren’s and Ameren Missouri’s AROs relate to the decommissioning of Ameren Missouri’s Callaway Energy Center. Changes in key assumptions could materially affect the decommissioning obligation. The following table reflects the sensitivity of potential changes in key assumptions to Ameren Missouri’s Callaway Energy Center decommissioning obligation as of December 31, 2025:

Change in Callaway Energy Center’s Key ARO Assumptions	Increase (Decrease) to ARO
Discount rate decreased by 0.25%	$29
Cost escalation rate increased by 0.25%	27
Increase in the estimated decommissioning costs by 10%	48
Two-year deferral in timing of cash expenditures	(33)
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
We manage our interest rate exposure by controlling the amount of debt instruments within our total capitalization portfolio, by monitoring the effects of market changes on interest rates, and by entering into interest rate swaps to hedge a portion of our interest rate risk on cash flows related to certain forecasted debt issuances. For defined pension and postretirement benefit plans, we control the duration and the portfolio mix of our plan assets. See Note 1 – Summary of Significant Accounting Policies and Note 10 – Retirement Benefits under Part II, Item 8, of this report for additional information related to AROs, goodwill, and the defined pension and postretirement benefit plans.
The estimated increase in our annual interest expense and decrease in net income if interest rates were to increase by 100 basis points on variable-rate debt outstanding at December 31, 2025 is immaterial.
Through 2026, the allowed ROE under Ameren Illinois’ electric energy-efficiency investments formula ratemaking recovery mechanisms is based on the annual average of the monthly yields of the 30-year United States Treasury bonds plus 580 basis points. Therefore, Ameren Illinois’ annual ROE for its electric energy-efficiency investments is directly correlated to the yields on such bonds, which are outside of Ameren Illinois’ control. Interest rate levels also influence the ROE allowed by our regulators in our other ratemaking jurisdictions, as well as the carrying costs associated with certain regulatory assets and liabilities.
Credit Risk
Credit risk represents the loss that would be recognized if counterparties should fail to perform as contracted. Exchange-traded contracts are supported by the financial and credit quality of the clearing members of the respective exchanges and carry only a nominal credit risk. In all other transactions, we are exposed to credit risk in the event of nonperformance by the counterparties to the transaction. See Note 7 – Derivative Financial Instruments under Part II, Item 8, of this report for information on the potential loss on counterparty exposure as of December 31, 2025.
Our revenues are primarily derived from sales or delivery of electricity and natural gas to customers in Missouri and Illinois. Our physical and financial instruments subject to credit risk primarily consist of trade accounts receivables and executory contracts with market risk exposures. Credit risk associated with trade receivables is mitigated by our diversified customer base. At December 31, 2025, no nonaffiliated customer represented more than 10% of our accounts receivable. Additionally, Ameren Illinois faces risks associated with the purchase of receivables. The Illinois Public Utilities Act requires Ameren Illinois to establish electric utility consolidated billing and purchase of receivables services. At the option of an alternative retail electric supplier, Ameren Illinois may be required to purchase the supplier’s receivables relating to Ameren Illinois’ distribution customers who elected to receive power supply from the alternative retail electric supplier. When that option is selected, Ameren Illinois produces consolidated bills for the applicable retail customers to reflect charges for electric distribution and purchased receivables from the alternative retail electric supplier. As of December 31, 2025, Ameren Illinois’ balance of purchased accounts receivable associated with the utility consolidated billing and purchase of receivables services was $47 million. The risk associated with Ameren Illinois’ electric and natural gas trade receivables is also mitigated by a rider that allows Ameren Illinois to recover the difference between its actual net bad debt write-offs under GAAP and the amount of net bad debt write-offs included in its base rates. Ameren Missouri and Ameren Illinois continue to monitor the impact of economic conditions, including inflationary pressures, on customer collections and customer account balances. Ameren Missouri and Ameren Illinois make adjustments to their respective allowance for doubtful accounts as deemed necessary to ensure that such allowances are adequate to cover estimated uncollectible customer account balances.
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
The expected return on plan assets assumption is based on historical and projected rates of return for current and planned asset classes in the investment portfolio. Projected rates of return for each asset class are estimated after an analysis of historical experience, future expectations, and the volatility of the various asset classes. After considering the target asset allocation for each asset class, we adjust the overall expected rate of return for the portfolio for historical and expected experience of active portfolio management results compared with benchmark returns, and for the effect of expenses paid from plan assets. Contributions to the plans and future costs could increase materially if we do not achieve pension and postretirement asset portfolio investment returns equal to or in excess of our 2026 assumed return on plan assets of 6.75%.
Ameren Missouri also maintains a trust fund, as required by the NRC and Missouri law, to fund certain costs of nuclear plant decommissioning. As of December 31, 2025, this fund was invested in domestic equity securities (67%) and debt securities (32%). By maintaining a portfolio that includes long-term equity investments, Ameren Missouri seeks to maximize the returns to be used to fund nuclear decommissioning costs within acceptable parameters of risk. Ameren Missouri actively monitors the portfolio by benchmarking the performance of its investments against certain indices and by maintaining and periodically reviewing established target allocation percentages of the trust assets to various investment options. Ameren Missouri’s exposure to equity price market risk is in large part mitigated because Ameren Missouri is currently allowed to recover its decommissioning costs, which would include unfavorable investment results, through electric rates.
Additionally, Ameren and Ameren Illinois have COLI contracts with net cash surrender values of $102 million and $9 million, respectively, as of December 31, 2025. The net cash surrender value of Ameren’s COLI is affected by the investment performance of a separate account in which Ameren holds a beneficial interest. As of December 31, 2025, that separate account is comprised of approximately 40% equity securities and 60% debt securities. To the extent not recovered through customer rates, changes in the market values of these contracts are reflected in earnings.
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
Ameren Missouri’s and Ameren Illinois’ strategy is designed to reduce the effect of market fluctuations for their customers. Current industry projections reflect the potential for significant growth in energy demand over the next decade, primarily arising from data centers and further augmented by onshoring and electrification of manufacturing and an increase in transportation electrification. This projected growth could create volatility for the prices of purchased power and capacity. The effects of price volatility cannot be eliminated. However, procurement and sales strategies involve risk management techniques and instruments, as well as the management of physical assets.
Ameren Missouri has a FAC that allows it to recover or refund, through customer rates, 95% of the variance in net energy costs from the amount set in base rates without a traditional regulatory rate review, subject to MoPSC prudence reviews. Ameren Missouri remains exposed to the remaining 5% of such changes.
Ameren Illinois has cost recovery mechanisms for power purchased, capacity, zero emission credit, and renewable energy credit costs. Ameren Illinois is required to serve as the provider of last resort for electric customers in its service territory who have not chosen an alternative retail electric supplier. In 2025, Ameren Illinois procured power on behalf of its customers for 28% of its total kilowatthour sales. Ameren Illinois purchases energy and capacity through bilateral contracts resulting from IPA procurement events, with any remaining needs procured through the MISO marketplace. Ameren Illinois has purchased approximately 55% of its summer 2026, 46% of its fall 2026, 40% of its winter 2026/27 and 61% of its spring 2027 capacity needs bilaterally, however, this percentage beyond May 2027 will be dependent on the results of future IPA procurement events. Daily energy balancing is also handled through the MISO marketplace. Through the IPA's development and filing of the 2026 Electricity Procurement Plan, the ICC has approved the plan's proposal for multiple IPA procurement events over the following year. These events will procure portions of Ameren Illinois' energy and capacity forecasted requirements for forward delivery years through May 2029.
Ameren Illinois has also entered into ICC-approved contracts for zero emission credits through May 2027 and for renewable energy credits with various terms, including contracts with 20-year terms ending 2032, and contracts entered into beginning in 2018 through 2025 with 15- to 20-year terms. Pursuant to Illinois law, Ameren Illinois is required to enter into these contracts to comply with Illinois’ renewable energy and zero emission standards. These contracts, with the exception of certain contracts entered into in 2010, do not serve to meet Ameren Illinois’ energy and capacity needs.
Ameren Illinois does not generate earnings based on the resale of power or purchase of zero emission credits or renewable energy credits but rather on the delivery of the energy.
Ameren Missouri and Ameren Illinois have PGA clauses that permit costs incurred for natural gas to be recovered directly from utility customers without a traditional regulatory rate review, subject to prudence reviews.
The following table presents, as of December 31, 2025, the percentages of the projected required supply of coal and coal transportation for Ameren Missouri’s coal-fired energy centers, nuclear fuel for Ameren Missouri’s Callaway Energy Center, natural gas for Ameren Missouri’s and Ameren Illinois’ retail distribution, and purchased power for Ameren Illinois that are price-hedged over the period 2026 through 2030. The projected required supply of these commodities could be significantly affected by changes in our assumptions about customer demand for electricity and natural gas supplied by us and inventory levels, as well as Ameren Missouri’s generation output, among other matters.

	2026	2027	2028 – 2030
Ameren:
Coal(a)	98%	76%	49%
Coal transportation(a)	100	96	96
Nuclear fuel	100	100	100
Natural gas for distribution(b)	92	49	28
Purchased power for Ameren Illinois(c)	77	36	12
Ameren Missouri:
Coal(a)	98%	76%	49%
Coal transportation(a)	100	96	96
Nuclear fuel	100	100	100
Natural gas for distribution(b)	75	46	22
Ameren Illinois:
Natural gas for distribution(b)	96%	49%	29%
Purchased power(c)	77	36	12
(a)Ameren Missouri has agreements in place to purchase and transport coal to its energy centers. While Ameren Missouri has minimum purchase obligations associated with these agreements, the majority of these agreements are not associated with any specific coal-fired energy center.
(b)Represents the percentage of natural gas price-hedged for peak winter season of November through March. The year 2026 represents January 2026 through March 2026. The year 2027 represents November 2026 through March 2027. This continues each successive year through March 2030.
(c)Represents the percentage of purchased power price-hedged for fixed-price residential and nonresidential customers with less than 150 kilowatts of demand.
Our exposure to commodity price risk for construction and maintenance activities is related to changes in market prices for metal commodities and to labor availability.
Commodity Supplier Risk
The use of low-sulfur coal is part of Ameren Missouri’s environmental compliance strategy. Ameren Missouri has agreements with multiple suppliers to purchase low-sulfur coal through 2030 to comply with environmental regulations. Disruptions to the deliveries of low-sulfur coal from a supplier could compromise Ameren Missouri’s ability to operate in compliance with emission standards. The suppliers of low-sulfur coal are limited. If Ameren Missouri were to experience a temporary disruption of low-sulfur coal deliveries that caused it to exhaust its existing inventory, and if other sources of low-sulfur coal were not available, Ameren Missouri would have to use its existing emission allowances, purchase emission allowances, and reduce generation to achieve compliance with environmental regulations. Ameren Missouri would then need to purchase power necessary to meet demand.
Currently, the Callaway Energy Center has one NRC-licensed supplier able to provide fuel assemblies to the Callaway Energy Center.

ITEM 8.FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm
To the Board of Directors and Shareholders
of Ameren Corporation
Opinions on the Financial Statements and Internal Control over Financial Reporting
We have audited the accompanying consolidated balance sheet of Ameren Corporation and its subsidiaries (the “Company”) as of December 31, 2025 and 2024, and the related consolidated statement of income and comprehensive income, of shareholders’ equity and of cash flows for each of the three years in the period ended December 31, 2025, including the related notes and financial statement schedules listed in the index appearing under Item 15(a)(2) (collectively referred to as the “consolidated financial statements”). We also have audited the Company’s internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2025 and 2024, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2025 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.
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
Accounting for the Effects of Regulation
As described in Notes 1 and 2 to the consolidated financial statements, the Company has operations that are subject to the decisions and requirements of its regulators. As disclosed by management, the Company’s use of accounting guidance for rate-regulated businesses results in recording regulatory assets and liabilities for certain transactions that management expects will be recovered from or refunded to customers in future rates. Regulatory assets and liabilities are amortized consistent with the period of expected regulatory treatment. As of December 31, 2025, there were approximately $2.9 billion of regulatory assets and approximately $6.4 billion of regulatory liabilities. In some cases, management records regulatory assets before approval for recovery has been received from the applicable regulatory commission. Management must use judgment to conclude that costs deferred as regulatory assets are probable of future recovery. Additionally, management recognizes revenue for alternative revenue programs that allow for an automatic rate adjustment, are probable of recovery, and are collected within 24 months of the end of the annual period in which they are recognized. Management’s conclusions are based on certain factors including, but not limited to, regulatory commission orders, legislation, or historical experience, as well as management’s discussions with legal counsel.

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
February 18, 2026
We have served as the Company’s auditor since at least 1932. We have not been able to determine the specific year we began serving as auditor of the Company.

Report of Independent Registered Public Accounting Firm
To the Board of Directors and Shareholders
of Union Electric Company
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheet of Union Electric Company and its subsidiaries (the “Company”) as of December 31, 2025 and 2024, and the related consolidated statement of income, of shareholders’ equity and of cash flows for each of the three years in the period ended December 31, 2025, including the related notes and financial statement schedule listed in the index appearing under Item 15(a)(2) (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2025 and 2024, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2025 in conformity with accounting principles generally accepted in the United States of America.
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
Accounting for the Effects of Regulation
As described in Notes 1 and 2 to the consolidated financial statements, the Company has operations that are subject to the decisions and requirements of its regulators. As disclosed by management, the Company’s use of accounting guidance for rate-regulated businesses results in recording regulatory assets and liabilities for certain transactions that management expects will be recovered from or refunded to customers in future rates. Regulatory assets and liabilities are amortized consistent with the period of expected regulatory treatment. As of December 31, 2025, there were approximately $1.6 billion of regulatory assets and approximately $3.3 billion of regulatory liabilities. In some cases, management records regulatory assets before approval for recovery has been received from the applicable regulatory commission. Management must use judgment to conclude that costs deferred as regulatory assets are probable of future recovery. Management’s conclusions are based on certain factors including, but not limited to, regulatory commission orders, legislation, or historical experience, as well as management’s discussions with legal counsel.
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
February 18, 2026
We have served as the Company’s auditor since at least 1932. We have not been able to determine the specific year we began serving as auditor of the Company.

Report of Independent Registered Public Accounting Firm
To the Board of Directors and Shareholders
of Ameren Illinois Company
Opinion on the Financial Statements
We have audited the accompanying balance sheet of Ameren Illinois Company (the “Company”) as of December 31, 2025 and 2024, and the related statement of income, of shareholders’ equity and of cash flows for each of the three years in the period ended December 31, 2025, including the related notes and financial statement schedule listed in the index appearing under Item 15(a)(2) (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2025 and 2024, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2025 in conformity with accounting principles generally accepted in the United States of America.
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
Accounting for the Effects of Regulation
As described in Notes 1 and 2 to the financial statements, the Company has operations that are subject to the decisions and requirements of its regulators. As disclosed by management, the Company’s use of accounting guidance for rate-regulated businesses results in recording regulatory assets and liabilities for certain transactions that management expects will be recovered from or refunded to customers in future rates. Regulatory assets and liabilities are amortized consistent with the period of expected regulatory treatment. As of December 31, 2025, there were approximately $1.2 billion of regulatory assets and approximately $2.9 billion of regulatory liabilities. In some cases, management records regulatory assets before approval for recovery has been received from the applicable regulatory commission. Management must use judgment to conclude that costs deferred as regulatory assets are probable of future recovery. Additionally, management recognizes revenue for alternative revenue programs that allow for an automatic rate adjustment, are probable of recovery, and are collected within 24 months of the end of the annual period in which they are recognized. Management’s conclusions are based on certain factors including, but not limited to, regulatory commission orders, legislation, or historical experience, as well as management’s discussions with legal counsel.
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
February 18, 2026
We have served as the Company’s auditor since 1998.

AMEREN CORPORATION
CONSOLIDATED STATEMENT OF INCOME AND COMPREHENSIVE INCOME
(In millions, except per share amounts)

	Year Ended December 31,
	2025	2024	2023
Operating Revenues:
Electric	$7,668	$6,540	$6,439
Natural gas	1,131	1,083	1,061
Total operating revenues	8,799	7,623	7,500
Operating Expenses:
Fuel and purchased power	2,306	1,681	1,812
Natural gas purchased for resale	348	320	355
Other operations and maintenance	1,974	1,969	1,866
Depreciation and amortization	1,568	1,590	1,387
Taxes other than income taxes	577	547	522
Total operating expenses	6,773	6,107	5,942
Operating Income	2,026	1,516	1,558
Other Income, Net	347	417	348
Interest Charges	776	663	566
Income Before Income Taxes	1,597	1,270	1,340
Income Taxes	136	83	183
Net Income	1,461	1,187	1,157
Less: Net Income Attributable to Noncontrolling Interests	5	5	5
Net Income Attributable to Ameren Common Shareholders	$1,456	$1,182	$1,152

Net Income	$1,461	$1,187	$1,157
Other Comprehensive Income (Loss), Net of Taxes
Pension and other postretirement benefit plan activity, net of income taxes (benefit) of $1, $—, and $(2), respectively	3	(3)	(5)
Unrealized net gain on derivative hedging instruments, net of income taxes of $2, $—, and $—, respectively	3	3	—
Comprehensive Income	1,467	1,187	1,152
Less: Comprehensive Income Attributable to Noncontrolling Interests	5	5	5
Comprehensive Income Attributable to Ameren Common Shareholders	$1,462	$1,182	$1,147

Earnings per Common Share – Basic	$5.38	$4.43	$4.39

Earnings per Common Share – Diluted	$5.35	$4.42	$4.38

Weighted-average Common Shares Outstanding – Basic	270.5	266.8	262.8
Weighted-average Common Shares Outstanding – Diluted	272.2	267.4	263.4
The accompanying notes are an integral part of these consolidated financial statements.

AMEREN CORPORATION
CONSOLIDATED BALANCE SHEET
(In millions, except per share amounts)

	December 31,
	2025	2024
ASSETS
Current Assets:
Cash and cash equivalents	$13	$7
Accounts receivable – trade (less allowance for doubtful accounts of $39 and $30, respectively)	665	525
Unbilled revenue	415	346
Miscellaneous accounts receivable	107	96
Inventories	774	762
Current regulatory assets	387	366
Other current assets	210	162
Total current assets	2,571	2,264
Property, Plant, and Equipment, Net	39,313	36,304
Investments and Other Assets:
Nuclear decommissioning trust fund	1,526	1,342
Goodwill	411	411
Regulatory assets (includes $443 and $465 at 2025 and 2024 related to VIEs, respectively)	2,524	2,397
Pension and other postretirement benefits	977	757
Other assets	1,154	1,123
Total investments and other assets	6,592	6,030
TOTAL ASSETS	$48,476	$44,598
LIABILITIES AND EQUITY
Current Liabilities:
Current maturities of long-term debt (includes $23 and $17 at 2025 and 2024 related to VIEs, respectively)	$973	$317
Short-term debt	643	1,143
Accounts and wages payable	1,254	1,059
Interest accrued	229	196
Customer deposits	238	223
Other current liabilities	570	475
Total current liabilities	3,907	3,413
Long-term Debt, Net (includes $426 and $448 at 2025 and 2024 related to VIEs, respectively)	18,214	17,262
Deferred Credits and Other Liabilities:
Accumulated deferred income taxes and production and investment tax credits, net	5,181	4,474
Regulatory liabilities	6,255	5,897
Asset retirement obligations	849	822
Other deferred credits and liabilities	540	487
Total deferred credits and other liabilities	12,825	11,680
Commitments and Contingencies (Notes 2, 9, and 14)
Shareholders’ Equity:
Common stock, $.01 par value, 400.0 shares authorized – shares outstanding of 276.4 and 269.9, respectively	3	3
Other paid-in capital, principally premium on common stock	8,106	7,513
Retained earnings	5,292	4,604
Accumulated other comprehensive loss	—	(6)
Total shareholders’ equity	13,401	12,114
Noncontrolling Interests	129	129
Total equity	13,530	12,243
TOTAL LIABILITIES AND EQUITY	$48,476	$44,598
The accompanying notes are an integral part of these consolidated financial statements.

AMEREN CORPORATION
CONSOLIDATED STATEMENT OF CASH FLOWS
(In millions)

	Year Ended December 31,
	2025	2024	2023
Cash Flows From Operating Activities:
Net income	$1,461	$1,187	$1,157
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,612	1,524	1,432
Amortization of nuclear fuel	56	81	68
Amortization of debt issuance costs and premium/discounts	19	19	16
Deferred income taxes and production and investment tax credits, net	253	127	229
Allowance for equity funds used during construction	(88)	(76)	(54)
Stock-based compensation costs	28	28	26
Other	63	87	16
Changes in assets and liabilities:
Receivables	(272)	(91)	144
Inventories	(12)	(31)	(67)
Accounts and wages payable	42	4	(104)
Taxes accrued	190	34	(4)
Regulatory assets and liabilities	65	99	(165)
Assets, other	(36)	(34)	(109)
Liabilities, other	104	22	115
Pension and other postretirement benefits	(152)	(216)	(283)
Counterparty collateral, net	20	(1)	147
Net cash provided by operating activities	3,353	2,763	2,564
Cash Flows From Investing Activities:
Capital expenditures	(4,128)	(4,319)	(3,597)
Nuclear fuel expenditures	(46)	(91)	(174)
Purchases of securities – nuclear decommissioning trust fund	(440)	(584)	(266)
Sales and maturities of securities – nuclear decommissioning trust fund	416	564	240
Other	53	(26)	(1)
Net cash used in investing activities	(4,145)	(4,456)	(3,798)
Cash Flows From Financing Activities:
Dividends on common stock	(768)	(714)	(662)
Dividends paid to noncontrolling interest holders	(5)	(5)	(5)
Short-term debt, net	(499)	607	(533)
Maturities and extinguishment of long-term debt	(341)	(893)	(100)
Issuances of long-term debt	1,960	2,535	2,295
Issuances of common stock	574	273	346
Employee payroll taxes related to stock-based compensation	(13)	(8)	(20)
Debt issuance costs	(24)	(31)	(21)
Other	—	(15)	(10)
Net cash provided by financing activities	884	1,749	1,290
Net change in cash, cash equivalents, and restricted cash	92	56	56
Cash, cash equivalents, and restricted cash at beginning of year	328	272	216
Cash, cash equivalents, and restricted cash at end of year	$420	$328	$272

Cash Paid (Refunded) During the Year:
Interest (net of $52, $56, and $48 capitalized, respectively)	$755	$611	$546
Income taxes, net (includes production and investment tax credit sale proceeds of $314, $95, and $49, respectively)	(312)	(92)	(24)
The accompanying notes are an integral part of these consolidated financial statements.

AMEREN CORPORATION
CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY
(In millions)

	December 31,
	2025	2024	2023
Common Stock	$3	$3	$3

Other Paid-in Capital:
Beginning of year	7,513	7,216	6,860
Shares issued under the ATM program	530	233	299
Shares issued under the DRPlus and 401(k) plan	44	40	46
Stock-based compensation activity	19	24	11
Other paid-in capital, end of year	8,106	7,513	7,216

Retained Earnings:
Beginning of year	4,604	4,136	3,646
Net income attributable to Ameren common shareholders	1,456	1,182	1,152
Dividends on common stock	(768)	(714)	(662)
Retained earnings, end of year	5,292	4,604	4,136

Accumulated Other Comprehensive Income (Loss):
Derivative financial instruments, beginning of year	3	—	—
Change in derivative financial instruments	3	3	—
Derivative financial instruments, end of year	6	3	—
Deferred retirement benefit costs, beginning of year	(9)	(6)	(1)
Change in deferred retirement benefit costs	3	(3)	(5)
Deferred retirement benefit costs, end of year	(6)	(9)	(6)
Total accumulated other comprehensive loss, end of year	—	(6)	(6)
Total Shareholders’ Equity	$13,401	$12,114	$11,349

Noncontrolling Interests:
Beginning of year	129	129	129
Net income attributable to noncontrolling interest holders	5	5	5
Dividends paid to noncontrolling interest holders	(5)	(5)	(5)
Noncontrolling interests, end of year	129	129	129
Total Equity	$13,530	$12,243	$11,478

Common stock shares outstanding at beginning of year	269.9	266.3	262.0
Shares issued under the ATM program	5.8	2.9	3.2
Shares issued under the DRPlus and 401(k) plan	0.4	0.5	0.6
Shares issued for stock-based compensation	0.3	0.2	0.5
Common stock shares outstanding at end of year	276.4	269.9	266.3

Dividends per common share	$2.84	$2.68	$2.52
The accompanying notes are an integral part of these consolidated financial statements.

UNION ELECTRIC COMPANY (d/b/a AMEREN MISSOURI)
CONSOLIDATED STATEMENT OF INCOME
(In millions)

	Year Ended December 31,
	2025	2024	2023
Operating Revenues:
Electric	$4,631	$3,847	$3,694
Natural gas	164	146	165
Total operating revenues	4,795	3,993	3,859
Operating Expenses:
Fuel and purchased power	1,538	1,071	997
Natural gas purchased for resale	65	60	79
Other operations and maintenance	1,029	1,050	1,003
Depreciation and amortization	860	917	783
Taxes other than income taxes	393	372	360
Total operating expenses	3,885	3,470	3,222
Operating Income	910	523	637
Other Income, Net	180	196	130
Interest Charges	297	244	227
Income Before Income Taxes	793	475	540
Income Taxes (Benefit)	43	(87)	(8)
Net Income	750	562	548
Preferred Stock Dividends	3	3	3
Net Income Attributable to Ameren Common Shareholders	$747	$559	$545
The accompanying notes as they relate to Ameren Missouri are an integral part of these consolidated financial statements.

UNION ELECTRIC COMPANY (d/b/a AMEREN MISSOURI)
CONSOLIDATED BALANCE SHEET
(In millions, except per share amounts)

	December 31,
	2025	2024
ASSETS
Current Assets:
Cash and cash equivalents	$6	$—
Advances to money pool	—	43
Accounts receivable – trade (less allowance for doubtful accounts of $17 and $12, respectively)	284	209
Accounts receivable – affiliates	15	40
Unbilled revenue	193	170
Miscellaneous accounts receivable	15	33
Inventories	492	514
Current regulatory assets	181	66
Other current assets	119	70
Total current assets	1,305	1,145
Property, Plant, and Equipment, Net	20,604	18,788
Investments and Other Assets:
Nuclear decommissioning trust fund	1,526	1,342
Regulatory assets (includes $443 and $465 at 2025 and 2024 related to VIEs, respectively)	1,450	1,366
Pension and other postretirement benefits	271	211
Other assets	244	254
Total investments and other assets	3,491	3,173
TOTAL ASSETS	$25,400	$23,106
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Current maturities of long-term debt (includes $23 and $17 at 2025 and 2024 related to VIEs, respectively)	$23	$17
Short-term debt	471	—
Accounts and wages payable	696	629
Accounts payable – affiliates	61	50
Interest accrued	99	88
Other current liabilities	212	235
Total current liabilities	1,562	1,019
Long-term Debt, Net (includes $426 and $448 at 2025 and 2024 related to VIEs, respectively)	8,120	7,671
Long-term Debt, Net – Related Parties	87	57
Deferred Credits and Other Liabilities:
Accumulated deferred income taxes and production and investment tax credits, net	2,702	2,217
Regulatory liabilities	3,324	3,176
Asset retirement obligations	844	818
Other deferred credits and liabilities	184	150
Total deferred credits and other liabilities	7,054	6,361
Commitments and Contingencies (Notes 2, 9, 13, and 14)
Shareholders’ Equity:
Common stock, $5 par value, 150.0 shares authorized – 102.1 shares outstanding	511	511
Other paid-in capital, principally premium on common stock	3,229	3,201
Preferred stock	80	80
Retained earnings	4,757	4,206
Total shareholders’ equity	8,577	7,998
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$25,400	$23,106
The accompanying notes as they relate to Ameren Missouri are an integral part of these consolidated financial statements.

UNION ELECTRIC COMPANY (d/b/a AMEREN MISSOURI)
CONSOLIDATED STATEMENT OF CASH FLOWS
(In millions)

	Year Ended December 31,
	2025	2024	2023
Cash Flows From Operating Activities:
Net income	$750	$562	$548
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	903	851	827
Amortization of nuclear fuel	56	81	68
Amortization of debt issuance costs and premium/discounts	9	7	7
Deferred income taxes and production and investment tax credits, net	185	(29)	28
Allowance for equity funds used during construction	(56)	(58)	(30)
Other	24	74	(8)
Changes in assets and liabilities:
Receivables	(98)	(26)	39
Inventories	22	(6)	(74)
Accounts and wages payable	10	17	(8)
Taxes accrued	215	60	(17)
Regulatory assets and liabilities	(213)	51	(7)
Assets, other	18	—	(25)
Liabilities, other	27	18	3
Pension and other postretirement benefits	(56)	(76)	(106)
Counterparty collateral, net	7	(3)	96
Net cash provided by operating activities	1,803	1,523	1,341
Cash Flows From Investing Activities:
Capital expenditures	(2,502)	(2,712)	(1,760)
Nuclear fuel expenditures	(46)	(91)	(174)
Purchases of securities – nuclear decommissioning trust fund	(440)	(584)	(266)
Sales and maturities of securities – nuclear decommissioning trust fund	416	564	240
Money pool advances, net	43	(43)	—
Other	—	(32)	—
Net cash used in investing activities	(2,529)	(2,898)	(1,960)
Cash Flows From Financing Activities:
Dividends on common stock	(196)	—	(9)
Dividends on preferred stock	(3)	(3)	(3)
Short-term debt, net	471	(170)	(159)
Money pool borrowings, net	—	(306)	306
Maturities of long-term debt	(17)	(350)	—
Issuances of long-term debt	500	1,771	499
Debt issuance costs	(6)	(21)	(8)
Capital contribution from parent	28	476	—
Other	—	(15)	(10)
Net cash provided by financing activities	777	1,382	616
Net change in cash, cash equivalents, and restricted cash	51	7	(3)
Cash, cash equivalents, and restricted cash at beginning of year	17	10	13
Cash, cash equivalents, and restricted cash at end of year	$68	$17	$10

Cash Paid (Refunded) During the Year:
Interest (net of $36, $39, and $27 capitalized, respectively)	$312	$244	$225
Income taxes, net (includes production and investment tax credit sale proceeds of $314, $95, and $49, respectively)	(359)	(136)	(19)
The accompanying notes as they relate to Ameren Missouri are an integral part of these consolidated financial statements.

UNION ELECTRIC COMPANY (d/b/a AMEREN MISSOURI)
CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY
(In millions)

	December 31,
	2025	2024	2023
Common Stock	$511	$511	$511

Other Paid-in Capital:
Beginning of year	3,201	2,725	2,725
Capital contribution from parent	28	476	—
Other paid-in capital, end of year	3,229	3,201	2,725

Preferred Stock	80	80	80

Retained Earnings:
Beginning of year	4,206	3,647	3,111
Net income	750	562	548
Dividends on common stock	(196)	—	(9)
Dividends on preferred stock	(3)	(3)	(3)
Retained earnings, end of year	4,757	4,206	3,647

Total Shareholders’ Equity	$8,577	$7,998	$6,963
The accompanying notes as they relate to Ameren Missouri are an integral part of these consolidated financial statements.

AMEREN ILLINOIS COMPANY (d/b/a AMEREN ILLINOIS)
STATEMENT OF INCOME
(In millions)

	Year Ended December 31,
	2025	2024	2023
Operating Revenues:
Electric	$2,876	$2,534	$2,585
Natural gas	968	938	897
Total operating revenues	3,844	3,472	3,482
Operating Expenses:
Purchased power	781	621	820
Natural gas purchased for resale	283	260	276
Other operations and maintenance	945	906	818
Depreciation and amortization	652	619	556
Taxes other than income taxes	169	157	146
Total operating expenses	2,830	2,563	2,616
Operating Income	1,014	909	866
Other Income, Net	136	147	156
Interest Charges	260	241	204
Income Before Income Taxes	890	815	818
Income Taxes	153	193	209
Net Income	737	622	609
Preferred Stock Dividends	2	2	2
Net Income Attributable to Ameren Common Shareholders	$735	$620	$607
The accompanying notes as they relate to Ameren Illinois are an integral part of these financial statements.

AMEREN ILLINOIS COMPANY (d/b/a AMEREN ILLINOIS)
BALANCE SHEET
(In millions)

	December 31,
	2025	2024
ASSETS
Current Assets:
Cash and cash equivalents	$3	$—
Accounts receivable – trade (less allowance for doubtful accounts of $22 and $18, respectively)	364	300
Accounts receivable – affiliates	18	15
Unbilled revenue	222	175
Miscellaneous accounts receivable	56	28
Inventories	278	244
Prepaid assets	68	59
Current regulatory assets	189	281
Other current assets	6	8
Total current assets	1,204	1,110
Property, Plant, and Equipment, Net	16,567	15,530
Investments and Other Assets:
Goodwill	411	411
Regulatory assets	1,059	1,011
Pension and other postretirement benefits	570	471
Other assets	789	697
Total investments and other assets	2,829	2,590
TOTAL ASSETS	$20,600	$19,230
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Current maturities of long-term debt	$—	$300
Short-term debt	17	88
Borrowings from money pool	—	37
Accounts and wages payable	395	324
Accounts payable – affiliates	57	74
Interest accrued	69	59
Customer deposits	204	185
Current regulatory liabilities	132	79
Other current liabilities	227	172
Total current liabilities	1,101	1,318
Long-term Debt, Net	6,254	5,549
Long-term Debt, Net – Related Parties	5	3
Deferred Credits and Other Liabilities:
Accumulated deferred income taxes and investment tax credits, net	2,354	2,143
Regulatory liabilities	2,775	2,573
Other deferred credits and liabilities	268	273
Total deferred credits and other liabilities	5,397	4,989
Commitments and Contingencies (Notes 2, 13, and 14)
Shareholders’ Equity:
Common stock, no par value, 45.0 shares authorized – 25.5 shares outstanding	—	—
Other paid-in capital	3,058	3,056
Preferred stock	49	49
Retained earnings	4,736	4,266
Total shareholders’ equity	7,843	7,371
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$20,600	$19,230
The accompanying notes as they relate to Ameren Illinois are an integral part of these financial statements.

AMEREN ILLINOIS COMPANY (d/b/a AMEREN ILLINOIS)
STATEMENT OF CASH FLOWS
(In millions)

	Year Ended December 31,
	2025	2024	2023
Cash Flows From Operating Activities:
Net income	$737	$622	$609
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	652	619	557
Amortization of debt issuance costs and premium/discounts	6	6	5
Deferred income taxes and investment tax credits, net	70	188	177
Allowance for equity funds used during construction	(30)	(17)	(19)
Other	45	41	40
Changes in assets and liabilities:
Receivables	(168)	(70)	129
Inventories	(35)	(21)	7
Accounts and wages payable	30	1	(107)
Taxes accrued	(33)	55	(73)
Regulatory assets and liabilities	270	53	(152)
Assets, other	(53)	(33)	(123)
Liabilities, other	62	2	106
Pension and other postretirement benefits	(67)	(88)	(112)
Counterparty collateral, net	12	11	54
Net cash provided by operating activities	1,498	1,369	1,098
Cash Flows From Investing Activities:
Capital expenditures	(1,481)	(1,467)	(1,731)
Other	(3)	1	(2)
Net cash used in investing activities	(1,484)	(1,466)	(1,733)
Cash Flows From Financing Activities:
Dividends on common stock	(265)	(110)	(41)
Dividends on preferred stock	(2)	(2)	(2)
Short-term debt, net	(71)	(277)	102
Money pool borrowings, net	(37)	(98)	135
Maturities of long-term debt	(300)	—	(100)
Issuances of long-term debt	711	624	498
Debt issuance costs	(10)	(8)	(5)
Capital contribution from parent	2	36	91
Net cash provided by financing activities	28	165	678
Net change in cash, cash equivalents, and restricted cash	42	68	43
Cash, cash equivalents, and restricted cash at beginning of year	302	234	191
Cash, cash equivalents, and restricted cash at end of year	$344	$302	$234

Cash Paid (Refunded) During the Year:
Interest (net of $15, $15, and $17 capitalized, respectively)	$242	$213	$195
Income taxes, net	118	(46)	102
The accompanying notes as they relate to Ameren Illinois are an integral part of these financial statements.

AMEREN ILLINOIS COMPANY (d/b/a AMEREN ILLINOIS)
STATEMENT OF SHAREHOLDERS’ EQUITY
(In millions)

	December 31,
	2025	2024	2023
Common Stock	$—	$—	$—

Other Paid-in Capital:
Beginning of year	3,056	3,020	2,929
Capital contribution from parent	2	36	91
Other paid-in capital, end of year	3,058	3,056	3,020

Preferred Stock	49	49	49

Retained Earnings:
Beginning of year	4,266	3,756	3,190
Net income	737	622	609
Dividends on common stock	(265)	(110)	(41)
Dividends on preferred stock	(2)	(2)	(2)
Retained earnings, end of year	4,736	4,266	3,756

Total Shareholders’ Equity	$7,843	$7,371	$6,825
The accompanying notes as they relate to Ameren Illinois are an integral part of these financial statements.

AMEREN CORPORATION (Consolidated)
UNION ELECTRIC COMPANY (Consolidated) (d/b/a Ameren Missouri)
AMEREN ILLINOIS COMPANY (d/b/a Ameren Illinois)
COMBINED NOTES TO FINANCIAL STATEMENTS DECEMBER 31, 2025
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
Note 1 – Summary of Significant Accounting Policies applies to the Ameren Companies. The remaining notes to the consolidated financial statements apply to the registrants as indicated in each footnote disclosure. Registrants are named specifically for their related activities and disclosures.
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
Regulation
Our customer rates are regulated by the MoPSC, the ICC, and the FERC. We defer certain costs as assets pursuant to actions of rate regulators or because of expectations that we will be able to recover such costs in future rates charged to customers. We also defer certain amounts as liabilities pursuant to actions of rate regulators or based on the expectation that such amounts will be refunded to customers in future rates. Regulatory assets and liabilities are amortized consistent with the period of expected regulatory treatment. See Note 2 – Rate and Regulatory Matters for additional information on our regulatory frameworks, regulatory recovery mechanisms, and regulatory assets and liabilities recorded at December 31, 2025 and 2024.
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
Allowance for Doubtful Accounts Receivable
The allowance for doubtful accounts represents our estimate of existing accounts receivable that will ultimately be uncollectible. The allowance is calculated by applying estimated loss factors to various classes of outstanding receivables, including unbilled revenue. We estimate future collections success using loss factors such as account aging, customer-specific considerations, and forecasted economic conditions. Accounts receivables are written off when all reasonable collection efforts have been completed. Ameren Illinois has bad debt riders that adjust rates for net write-offs of customer accounts receivable above or below those being collected in rates.
Inventories
Inventories are recorded at the lower of weighted-average cost or net realizable value. Inventories are charged to expense or capitalized to property, plant and equipment when issued, as appropriate, using the weighted-average cost method. See Note 15 – Supplemental Information for the components of inventories.
Property, Plant, and Equipment, Net
We capitalize the cost of additions to, and betterments of, units of property, plant, and equipment. The cost includes labor, material, overheads, and applicable taxes. An allowance for funds used during construction, as discussed below, is also capitalized as a cost of our rate-regulated assets. Maintenance expenditures are expensed as incurred unless subject to regulatory deferral. When units of depreciable tangible property are retired, the original costs, and the associated removal cost, net of salvage, are charged to accumulated depreciation. If environmental expenditures are related to assets currently in use, as in the case of the installation of pollution control equipment, the cost is capitalized and depreciated over the expected life of the asset. See Asset Retirement Obligations and Removal Costs section below and Note 3 – Property, Plant, and Equipment, Net for additional information.
Ameren Missouri’s cost of nuclear fuel is capitalized as a part of “Property, Plant, and Equipment, Net” on Ameren and Ameren Missouri’s balance sheets and then amortized to “Operating Expenses – Fuel and purchased power” in their respective statements of income on a unit-of-production basis. Nuclear fuel amortization is reflected as a part of “Amortization of nuclear fuel” on their respective statements of cash flows.
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
In addition, the Ameren Companies must assess the likelihood of a disallowance that part of the cost of a plant under construction or a recently completed plant will be disallowed for ratemaking purposes. Factors can include our own recent rate orders, as well as recent rate orders of other regulated entities in similar jurisdictions. If a disallowance becomes probable and reasonably estimable, we record an impairment charge in the period in which we determine the plant has met the criteria.
We also evaluate long-lived assets classified as held and used for impairment when events or changes in circumstances indicate that the carrying value of such assets may not be recoverable. Whether an impairment has occurred is determined by comparing the estimated undiscounted cash flows attributable to the assets to the carrying value of the assets. If the carrying value exceeds the undiscounted cash flows, we recognize an impairment charge equal to the amount by which the carrying value exceeds the estimated fair value of the assets. In the period in which we determine that an asset meets held for sale criteria, we record an impairment charge to the extent the book value exceeds its estimated fair value less cost to sell. We did not identify any material events or changes in circumstances that indicated that the carrying value of long-lived assets may not be recoverable in 2025, 2024, or 2023.
Depreciation
Depreciation is recognized over the estimated lives of the many classes of depreciable tangible property by applying composite rates on a straight-line basis to the original cost of such property. The composite rates include a provision for the estimated removal cost of property, plant, and equipment retired from service, net of salvage. See Asset Retirement Obligation and Removal Costs section below for additional information. The provision for depreciation for the Ameren Companies in 2025, 2024, and 2023 ranged from 3% to 4% of the average depreciable cost. See Note 3 – Property, Plant, and Equipment, Net for additional information on estimated depreciable lives.

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
Goodwill
Goodwill represents the excess of the purchase price of an acquisition over the fair value of the net assets acquired. Ameren and Ameren Illinois had goodwill of $411 million at December 31, 2025 and 2024. Ameren has four reporting units: Ameren Missouri, Ameren Illinois Electric Distribution, Ameren Illinois Natural Gas, and Ameren Transmission. Ameren Illinois has three reporting units: Ameren Illinois Electric Distribution, Ameren Illinois Natural Gas, and Ameren Illinois Transmission. Ameren Illinois Electric Distribution, Ameren Illinois Natural Gas, and Ameren Illinois Transmission had goodwill of $238 million, $80 million, and $93 million, respectively, at December 31, 2025 and 2024. The Ameren Transmission reporting unit had the same $93 million of goodwill as the Ameren Illinois Transmission reporting unit at December 31, 2025 and 2024.
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
Ameren and Ameren Illinois elected to perform a qualitative assessment for their annual goodwill impairment test conducted as of October 31, 2025. As part of this qualitative assessment, Ameren and Ameren Illinois evaluated, among other things, macroeconomic conditions, industry and market considerations such as observable industry market multiples, regulatory frameworks, cost factors, overall financial performance, and entity-specific events. The results of Ameren’s and Ameren Illinois’ qualitative assessment indicated that it was more likely than not that the fair value of each reporting unit exceeded its carrying value as of October 31, 2025, resulting in no impairment of Ameren’s or Ameren Illinois’ goodwill.
Variable Interest Entities
Variable Interest Entities that are Consolidated
AMF was formed in 2024, for the purpose of issuing and servicing securitized utility tariff bonds related to costs for the accelerated retirement of the Rush Island Energy Center. Ameren Missouri is the primary beneficiary of this entity because it has the power to direct the activities that most significantly impact the economic performance of the entity, as well as the obligation to absorb losses or the right to receive benefits from the entity. The entity is considered a variable interest entity primarily because its equity capitalization is insufficient to support its operations. The entity’s primary assets and liabilities are comprised of regulatory assets related to the unrecovered net plant balance associated with the retired energy center, among other costs, and long-term debt. Ameren and Ameren Missouri consolidate AMF, which Ameren Missouri wholly owns, and both manages and controls the entity’s operating activities. For additional information on the securitization of the Rush Island Energy Center costs, see Note 2 – Rate and Regulatory Matters. For additional information on the securitized tariff bond issuance, see Note 5 – Long-term Debt and Equity Financings.
The following table presents the carrying values of AMF’s assets and liabilities included on Ameren’s and Ameren Missouri’s consolidated balance sheets as of December 31, 2025 :

	2025	2024
Unbilled revenue (a)	$2	$—
Other current assets(a)(b)	21	2
Noncurrent regulatory assets(a)	443	465
Current maturities of long term debt(c)	23	17
Interest accrued (c)	6	1
Current regulatory liabilities(d)	11	—
Long-term debt, net(c)	426	448
(a)Assets may be used only to meet AMF’s obligations and commitments.
(b)Included in “Restricted cash” on Ameren Missouri’s balance sheet.
(c)The securitized tariff bondholders have no recourse to Ameren Missouri.
(d)Included in “Other current liabilities” on Ameren Missouri’s balance sheet.
Variable Interest Entities that are not Consolidated
As of December 31, 2025 and 2024, Ameren had unconsolidated variable interests in various equity method investments, primarily to advance innovative energy technologies, totaling $64 million and $74 million, respectively, included in “Other assets” on Ameren’s consolidated balance sheet. Any earnings or losses related to these investments are included in “Other Income, Net” on Ameren’s consolidated statement of income and comprehensive income. Ameren is not the primary beneficiary of these investments because it does not have the power to direct matters that most significantly affect the activities of these variable interest entities. As of December 31, 2025, the maximum exposure to loss related to these variable interest entities is limited to the investment in these partnerships of $64 million plus associated outstanding funding commitments of $28 million.
Environmental Costs
Liabilities for environmental costs are recorded on an undiscounted basis when it is probable that a liability has been incurred and the amount of the liability can be reasonably estimated. Costs are expensed or deferred as a regulatory asset when it is probable that the costs will be recovered from customers in future rates. See Note 14 – Commitments and Contingencies for additional information on liabilities for environmental costs.
Asset Retirement Obligations and Removal Costs
We record the estimated fair value of legal obligations associated with the retirement of tangible long-lived assets in the period in which the liabilities are incurred and capitalize a corresponding amount as part of the book value of the related long-lived asset. In subsequent periods, we adjust AROs for accretion and changes in the estimated fair values of the obligations, with a corresponding increase or decrease in the asset book value for the fair value changes. Asset book values, reflected within “Property, Plant, and Equipment, Net” on the balance sheet, are depreciated over the remaining useful life of the related asset. Depreciation is deferred as a regulatory balance. The depreciation of the asset book values at Ameren Missouri was $7 million, $2 million, and $9 million for the years ended December 31, 2025, 2024, and 2023, respectively, which was deferred as a reduction to the net regulatory liability. The net regulatory liability also reflects a deferral for the nuclear decommissioning trust fund balance for the Callaway Energy Center. The depreciation deferred to the regulatory asset at Ameren Illinois was immaterial in each respective period. Uncertainties as to the probability, timing, or amount of cash expenditures associated with AROs affect our estimates of fair value. Ameren and Ameren Missouri have recorded AROs for retirement costs associated with decommissioning of Ameren Missouri’s Callaway and wind renewable energy centers, certain Ameren Missouri solar energy centers, CCR facilities, and river structures at certain energy centers used for unloading coal and circulating water systems. Additionally, Ameren, Ameren Missouri, and Ameren Illinois have recorded AROs for retirement costs associated with asbestos removal and the disposal of certain transformers. See Note 15 – Supplemental Information for a reconciliation of the beginning and ending carrying amounts of AROs.
Estimated funds collected from customers to pay for the future removal cost of property, plant, and equipment retired from service, represent a cost of removal regulatory liability. See the cost of removal regulatory liability balance in Note 2 – Rate and Regulatory Matters.
COLI
Ameren (parent) and Ameren Illinois have COLI, which is recorded at the net cash surrender value. The net cash surrender value is the amount that can be realized under the insurance policies at the balance sheet date. As of December 31, 2025, the cash surrender value of COLI at Ameren and Ameren Illinois was $219 million (December 31, 2024 – $260 million) and $126 million (December 31, 2024 – $118 million), respectively, while total borrowings against the policies were $117 million (December 31, 2024 – $110 million) at both Ameren and Ameren Illinois. Ameren and Ameren Illinois have the right to offset the borrowings against the cash surrender value of the policies and, consequently, present the net asset in “Other assets” on their respective balance sheets. The net cash surrender value of Ameren’s COLI is affected by the investment performance of a separate account in which Ameren holds a beneficial interest.
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
As of December 31, 2025 and 2024, our remaining performance obligations were immaterial. The Ameren Companies elected not to disclose the aggregate amount of the transaction price allocated to the performance obligations that are unsatisfied as of the end of the reporting period for contracts with an initial expected term of one year or less.
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

Tax credits other than investment tax credits are recognized as a reduction to income tax expense when earned and realizable. The benefits for investment tax credits not transferred under the IRA are amortized over the book depreciable lives of the related property. For production and other tax credits otherwise eligible to be recognized when earned and for investment tax credits transferred under the IRA, Ameren considers the impact of rate regulation to determine if these credits and related adjustments should be deferred as regulatory liabilities. See Note 2 – Rate and Regulatory Matters for additional information on Ameren Missouri’s production and investment tax credit tracker and the RESRAM.
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
Accounting for Government Grants Received by Business Entities
In December 2025, the FASB issued authoritative guidance that established requirements for the recognition, measurement, presentation, and disclosure of government grants received by business entities. The guidance applies to transfers of monetary or tangible nonmonetary assets from a government to a business entity, excluding income tax credits, below-market loans, and government guarantees. Under this guidance, government grants are recognized when it is probable that a business entity will comply with the grant’s conditions and will receive the grant. This guidance will be effective for the Ameren Companies in the first quarter of 2029. We are currently assessing the impacts of this guidance on our results of operations, financial position, and liquidity.
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
•Production and investment tax credits or proceeds from the sale of certain tax credits allowed under the IRA
•Renewable solutions program revenues and costs(a)

•Electric distribution service and energy-efficiency revenue requirement reconciliation adjustments(b)

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
(a)Ameren Missouri’s renewable solutions program allows certain commercial, industrial, and governmental customers who enroll in the program to receive up to 100% of their energy from renewable resources.
(b)Reconciliation adjustments under an MYRP are subject to a reconciliation cap which limits annual adjustment to 105%. See below for additional information regarding the reconciliation cap.
Missouri
The MoPSC regulates rates and other matters for Ameren Missouri’s electric service and natural gas distribution businesses. The rates Ameren Missouri charges customers for these services are established in a traditional regulatory rate review, which takes up to 11 months to complete, based on a historical test year. Pursuant to the PPRA discussed below, beginning in July 2026, Ameren Missouri will be allowed to file regulatory rate reviews for natural gas delivery service using a future test year, subject to MoPSC approval.
Ameren Missouri has recovery mechanisms, including the RESRAM, FAC, MEEIA, PGA, and WNAR, as well as a rider related to the securitization of the Rush Island Energy Center, that allow customer rates to be adjusted without a traditional regulatory rate review. These riders, along with the PISA, each described in more detail below, partially mitigate the effects of regulatory lag. Ameren Missouri also employs other recovery mechanisms, including a renewable solutions program revenue and cost tracker, as well as electric and natural gas trackers for certain excess deferred income taxes, property taxes, and pension and postretirement benefit costs. Each of these trackers allows Ameren Missouri to defer the difference between actual costs incurred and costs included in customer rates as a regulatory asset or regulatory liability, with the difference expected to be reflected in base rates in a subsequent MoPSC rate order. Ameren Missouri also employs a tracker for the utilization of production and investment tax credits or proceeds from the sale of such tax credits allowed under the IRA. Production and investment tax credits produced by renewable energy centers that support compliance with the state of Missouri’s renewable energy standard, such as the High Prairie, Atchison, and Huck Finn energy centers, are not eligible for tracking under this mechanism as they are included in the RESRAM. Ameren Missouri’s cost recovery under any of its recovery mechanisms is subject to MoPSC prudence reviews.
The PISA permits Ameren Missouri to defer and recover 85% of the depreciation expense for investments in qualifying property, plant, and equipment placed in service and not included in base rates. Investments not eligible for recovery under the PISA include amounts related to new nuclear generation facilities and service to new customer premises. Additionally, the PISA permits Ameren Missouri to earn a return at the applicable WACC on 85% of rate base that incorporates those qualifying investments, as well as changes in total accumulated depreciation excluding retirements and plant-related deferred income taxes since the previous regulatory rate review. The regulatory asset for accumulated PISA deferrals also earns a return at the applicable WACC until added to rate base prospectively. Ameren Missouri recognizes an offset to “Interest Charges” on its consolidated statement of income for its carrying cost of debt relating to each return allowed under the PISA, with the difference between the applicable WACC and its carrying cost of debt recognized in revenues when recovery of PISA deferrals is reflected in customer rates. Approved PISA deferrals are recovered over a period of 20 years following a regulatory rate review. Additionally, under the RESRAM, Ameren Missouri is permitted to recover the 15% of depreciation expense not recovered under the PISA, and earn a return at the applicable WACC for investments in renewable generation plant placed in service to comply with Missouri’s renewable energy standard. The RESRAM deferrals are a regulatory asset until they are included in customer rates and collected in a subsequent period. Those investments not eligible for recovery under the PISA and the remaining 15% of certain property, plant, and equipment placed in service, unless eligible for recovery under the RESRAM, remain subject to regulatory lag. As a result of the PISA election, additional provisions of the law apply to Ameren Missouri, including limitations on electric customer rate increases caused by the inclusion of incremental PISA deferrals in the revenue requirement. Pursuant to the PPRA discussed below, Ameren Missouri’s PISA election was extended through 2035 and an additional extension through 2040 is allowed if requested by Ameren Missouri and approved by the MoPSC. This law also reduced the annual limit on increases to the electric service revenue requirement used to set customer rates, compared to the revenue requirement established in the immediately preceding rate order, due to the inclusion of incremental PISA deferrals in the revenue requirement. The annual limit in effect was 2.5% and changed to 2.25%, prorated monthly, for revenue requirements approved by the MoPSC after August 2025.
The RESRAM permits Ameren Missouri to recover or refund, through customer rates, the difference between the cost of compliance, net of production and investment tax credits, with Missouri’s renewable energy standard and the amount set in base rates. All sales from the High Prairie, Atchison, and Huck Finn energy centers are included in the RESRAM. Customer rates are adjusted for the RESRAM on an annual basis without a traditional regulatory rate review, subject to MoPSC prudence reviews. The difference between actual compliance costs and costs billed to customers in a given period is deferred as a regulatory asset or liability. The deferred amount is either collected from, or refunded to, customers in a subsequent period. RESRAM regulatory assets earn carrying costs at short-term interest rates. The RESRAM permits Ameren Missouri to recover investments in renewable generation related to compliance with Missouri’s renewable energy standard, and earn a return at the applicable WACC on those investments not already provided for in customer rates or any other recovery mechanism.
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
In 2024, the MoPSC issued a financing order authorizing the issuance of securitized utility tariff bonds by AMF to finance $476 million of costs related to the accelerated retirement of the Rush Island Energy Center, which included the remaining unrecovered net plant balance associated with the facility, among other costs. Ameren Missouri is collecting the amounts necessary to repay the bonds through a rider over approximately 15 years beginning in December 2024.
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

Illinois
The ICC regulates rates and other matters for Ameren Illinois’ electric distribution service and natural gas distribution businesses. Pursuant to the CEJA, Ameren Illinois may elect to establish electric distribution service rates through either an MYRP or a traditional regulatory rate review based on a future test year. See below for additional information regarding the MYRP approved by the ICC, which established rates effective for 2024 through 2027. The rates Ameren Illinois charges customers for natural gas distribution service are established in a traditional regulatory rate review, which takes up to 11 months to complete, based on a future test year.
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
Under the MYRP, Ameren Illinois is allowed to reconcile its actual electric distribution revenue requirement, as adjusted for certain cost variations, to the ICC-approved revenue requirement on an annual basis, subject to a reconciliation cap. The reconciliation cap limits the annual adjustment to 105% of the annual revenue requirement approved by the ICC. Certain variations from forecasted costs are excluded from the reconciliation cap, including those associated with major storms; new business and facility relocations; changes in the timing of certain expenditures or investments into or out of the applicable calendar year; and changes in interest rates, income taxes, taxes other than income taxes, pension and other post-retirement benefits costs, and amortization of certain assets. The reconciliation cap also excludes costs recovered outside of base rates through riders, such as those described above and the electric energy-efficiency rider discussed below, among others. The actual revenue requirement for a particular year incorporates Ameren Illinois’ year-end rate base and actual capital structure for such year, provided that the resulting revenue requirement does not exceed the 105% reconciliation cap and the common equity ratio in such capital structure may not exceed that approved by the ICC in the MYRP. Ameren Illinois did not exceed the reconciliation cap for the 2024 and 2025 revenue requirements. The 2025 revenue requirement is subject to final reconciliation and ICC review. Ameren Illinois expects to file the 2025 reconciliation with the ICC by May 2026. Subject to the reconciliation cap, if a given year’s actual revenue requirement collected from customers varies from the approved revenue requirement, an adjustment is made to electric operating revenues with an offset to a regulatory asset or liability to reflect that year’s actual revenue requirement. The regulatory balance is then collected from, or refunded to, customers within two years from the end of the applicable annual period. Regulatory assets applicable to the MYRP earn a return at the applicable WACC. However, Ameren Illinois recognizes the carrying cost of debt on these regulatory assets in revenue, instead of the applicable WACC, with the difference recognized in revenues when recovery of such regulatory assets is reflected in customer rates. Ameren Illinois’ existing riders continue to be effective under the MYRP.
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
Ameren Illinois used the IEIMA formula framework to establish annual customer electric distribution service rates effective through 2023. Under the framework, Ameren Illinois was allowed to reconcile its revenue requirement for customer rates established through 2023. Ameren Illinois’ 2023 revenues reflected 2023 actual recoverable costs, 2023 year-end rate base, and a return at the applicable WACC, with the ROE component based on the annual average of the monthly yields of the 30-year United States Treasury bonds plus 580 basis points. The 2023 revenue requirement reconciliation adjustment was collected from customers in 2025.
Ameren Illinois’ electric customer energy-efficiency rider provides Ameren Illinois’ electric distribution service business with recovery of, and return on, energy-efficiency investments. Under formula ratemaking for its electric energy-efficiency investments, the revenue requirements are based on recoverable costs, year-end rate base, and a year-end ratemaking capital structure, and earn a return at the applicable WACC. Through 2026, the ROE component of the applicable WACC will continue to be based on the annual average of the monthly yields of the 30-year United States Treasury bonds plus 580 basis points and any performance-related basis-point adjustments, described in more detail below. Therefore, Ameren Illinois’ annual ROE for its electric energy-efficiency investments is directly correlated to the yields on such bonds through 2026. Pursuant to the CRGA discussed below, beginning in 2027, the ROE component of the applicable WACC for a given year will be that year’s ICC approved ROE for Ameren Illinois’ electric distribution service. Regulatory assets applicable to formula ratemaking for electric energy-efficiency investments earn a return at the applicable WACC. However, Ameren Illinois recognizes the carrying cost of debt on these regulatory assets in revenue, instead of the applicable WACC, with the difference recognized in revenues when recovery of such regulatory assets is reflected in customer rates.

Ameren Illinois’ electric distribution service business is also subject to performance metrics. Failure to achieve the metrics would result in a reduction in the company’s allowed ROE calculated under the MYRP. In 2022, the ICC issued an order approving total ROE incentives and penalties of 24 basis points under the MYRP, allocated among seven performance metrics. These performance metrics apply annually from 2024 through 2027 under the MYRP, and the impact of any incentives and penalties will be excluded from the reconciliation cap described above. In addition, the allowed ROE on energy-efficiency investments can be increased or decreased up to 200 basis points, depending on the achievement of annual energy savings and demand goals. Any adjustments to the allowed ROE for energy-efficiency investments will depend on annual performance for a historical period relative to energy savings goals. In 2025, 2024, and 2023, there were no performance-related basis-point adjustments that materially affected financial results.
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
Proceedings and Updates
Missouri
PPRA
The PPRA became effective in August 2025. Pursuant to the law, the PISA has been modified to include new natural gas generating units placed in service after the effective date of the law as qualifying property, plant, and equipment eligible for deferral and recovery of 85% of the related depreciation expense. These new natural gas generating units will also be included in the 85% of rate base allowed to earn a return at the applicable WACC under the PISA. The law also reduced the annual limit on increases to the electric service revenue requirement used to set customer rates, compared to the revenue requirement established in the immediately preceding rate order, due to the inclusion of incremental PISA deferrals in the revenue requirement. The annual limit in effect was 2.5% and changed to 2.25%, prorated monthly, for revenue requirements approved by the MoPSC after August 2025. Furthermore, the PISA's expiration date has been extended through 2035, unless Ameren Missouri requests and receives MoPSC approval of an extension through 2040.

The law also requires an electric utility to develop and submit to the MoPSC schedules that include its service tariff applicable to certain large load customers. These schedules must reasonably ensure that such high-demand customers’ rates reflect a representative share of the costs incurred to serve them and must prevent other lower-demand customer rates from reflecting any unjust or unreasonable costs arising from service provided to these high-demand customers.
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
April 2025 MoPSC Electric Rate Order
In April 2025, the MoPSC issued an order in Ameren Missouri’s 2024 electric service regulatory rate review, approving nonunanimous stipulations and agreements. The order authorized an increase of $355 million to Ameren Missouri’s annual revenue requirement for electric retail service, effective June 1, 2025. The approved revenue requirement was based on infrastructure investments as of December 31, 2024. The order did not explicitly specify an ROE, capital structure, rate base, or any rate base disallowances. The order provides for the continued use of all existing riders and trackers. The order also changed annualized depreciation, regulatory asset and liability amortization amounts, and the base level of expenses for trackers. On an annualized basis, these changes reflect an increase in “Depreciation and amortization” of approximately $70 million, among other expense changes, on Ameren’s and Ameren Missouri’s consolidated statements of income.
July 2025 MoPSC Natural Gas Rate Order
In July 2025, the MoPSC issued an order in Ameren Missouri’s 2024 natural gas delivery service regulatory rate review, approving a unanimous stipulation and agreement. The order authorized an increase of $32 million to Ameren Missouri’s annual revenue requirement for natural gas delivery service, effective September 1, 2025. The order did not explicitly specify an ROE, capital structure, rate base, or any rate base disallowances. The order provides for the continued use of all of Ameren Missouri’s existing riders and trackers.

Large Load Customer Rate Plan
In November 2025, the MoPSC approved Ameren Missouri’s request to modify its existing large primary service tariff, pursuant to the PPRA, to require customers requesting 75 MWs or more of demand and who are served at transmission level voltage to comply with additional tariff terms. The additional terms include a service term of 12 years plus a ramp period of up to five years to reach peak demand, minimum demand charges of 80% of contracted capacity, customer exit terms and fees, and customer credit and collateral requirements, among other terms. In addition, new customer programs would be available under this tariff, which allow customers to support renewable generation, battery storage, and/or nuclear generation through incremental payments. The MoPSC order also includes an earnings sharing mechanism that would apply if Ameren Missouri’s earned ROE for a calendar year exceeds 9.74%, which can be adjusted by the MoPSC in future electric rate orders. If this were to occur, Ameren Missouri would defer 65% of the return in excess of the 9.74% ROE to a regulatory liability, which would be returned to retail electric customers in a future rate review. In addition, if large load customer revenues were reduced in a calendar year due to certain events, as determined by the MoPSC, Ameren Missouri may defer a portion of the reduced revenues to a regulatory asset to be included in its revenue requirement in the next electric rate review. In February 2026, Ameren Missouri executed electric service agreements with large load customers consistent with the tariff terms discussed above, representing 2.2 gigawatts of demand. Ameren and Ameren Missouri do not expect a material impact to their results of operations, financial position, or liquidity in 2026 related to these agreements.
Generation and Storage Facilities
Ameren Missouri is party to agreements to acquire and/or construct various generation and storage facilities that are consistent with the 2025 Change to the 2023 PRP. The generation and storage facilities are eligible for recovery under the PISA. The following table provides information with respect to each facility:

	Agreement type	Facility size	Status of MoPSC CCN	In-service date(a)
Vandalia Solar Project(b)	Self-build	50-MW	Approved March 2024	December 2025
Bowling Green Solar Project(b)	Self-build	50-MW	Approved March 2024	First quarter 2026
Split Rail Solar Project	Build-transfer(c)	300-MW	Approved March 2024	Second quarter 2026
Castle Bluff Natural Gas Project(d)	Self-build	800-MW	Approved October 2024	Fourth quarter 2027
Big Hollow Battery Energy Storage Project(e)	Self-build	400-MW	Approved February 2026	Second quarter 2028
Big Hollow Natural Gas Project(e)	Self-build	800-MW	Approved February 2026	Third quarter 2028
Reform Solar Project	Self-build	250-MW	Filed August 2025(f)	Fourth quarter 2028
(a)In-service dates are dependent on the timing of regulatory approvals and construction completion, among other things.
(b)These projects collectively represent approximately $0.2 billion of capital expenditures.
(c)Ameren Missouri received FERC approval for the acquisition in November 2024. In February 2026, Ameren Missouri acquired the Split Rail Solar Project, which includes solar panels, project design, land rights, and engineering, procurement, and construction agreements, for approximately $0.6 billion, and took over construction management of the project.
(d)This project represents approximately $0.9 billion of capital expenditures.
(e)These projects represent approximately $2 billion of capital expenditures.
(f)Ameren Missouri expects a decision by the MoPSC in the first half of 2026.
MEEIA
In 2024, the MoPSC issued an order approving a nonunanimous stipulation and agreement for Ameren Missouri’s MEEIA 2025 plan, which includes a portfolio of customer energy-efficiency and demand response programs, along with the continued use of the MEEIA rider, which allows Ameren Missouri to collect from customers its actual MEEIA program costs, related lost electric revenues, and performance incentives. Ameren Missouri intends to invest $51 million in 2026 and $22 million in 2027 for customer energy-efficiency and demand response programs. In addition, the order approved an immaterial amount of performance incentives applicable to each plan year to earn revenues by achieving certain spending and demand response goals.
MISO Long-Range Transmission Projects CCN
In 2022, the MISO approved the first tranche of projects related to a preliminary long-range transmission planning roadmap of projects through 2039. A portion of these projects were assigned or awarded via a competitive bid process to various utilities, including Ameren. In July and December 2025, the MoPSC issued orders approving requests filed by ATXI for CCNs, among other things, related to the portion of the MISO long-range transmission projects it will construct within the MoPSC’s jurisdiction.

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
2024 Electric Distribution Service Revenue Requirement Reconciliation Adjustment Order
In December 2025, the ICC issued an order approving Ameren Illinois’ 2024 electric distribution service revenue requirement reconciliation adjustment filing. This order approved an adjustment increasing the allowed revenue requirement by $48 million, which reflected Ameren Illinois’ actual 2024 recoverable costs, year-end rate base of $4.2 billion, and capital structure composed of 50% common equity. The approved reconciliation adjustment will be collected from customers in 2026.
In February 2026, the ICC denied Ameren Illinois’ rehearing request to include an asset associated with other postretirement benefits in the rate base, among other things. Ameren Illinois is assessing whether to pursue an appeal with the Illinois Appellate Court for the Fifth Judicial District in the first half of 2026.
Electric Customer Energy-Efficiency Investments
In November 2025, the ICC issued an order in Ameren Illinois’ annual update filing that approved an electric customer energy-efficiency revenue requirement of $138 million beginning in January 2026, which represents an increase of $12 million from the 2025 revenue requirement. This order was based on a projected 2026 year-end rate base of $474 million.
Grid Plan
In January 2026, Ameren Illinois filed its Grid Plan for the years 2028 through 2031. The Grid Plan will be used to align capital expenditures to operational needs and will impact rate base for future rate reviews under an MYRP or traditional rate review. An order from the ICC is expected in December 2026.
Electric Energy Efficiency Plan
In August 2025, the ICC issued an order approving Ameren Illinois’ energy-efficiency plan that includes annual investments in electric energy-efficiency programs of approximately $126 million per year from 2026 through 2029. The ICC has the ability to reduce the amount of electric energy-efficiency savings goals in future program years if there are insufficient cost-effective programs available, which could reduce the investments in electric energy-efficiency programs. Pursuant to the CRGA, Ameren Illinois is required to file an updated energy-efficiency plan for 2027 through 2029 by June 1, 2026 to reflect the spending cap increases discussed below.
CRGA
In January 2026, the CRGA was enacted and will become effective in June 2026. The law includes certain provisions that affect Ameren Illinois’ annual investments in energy-efficiency programs, and the related return on those investments. Under the law, the annual spending cap for energy-efficiency investments will increase to $178 million, $222 million, and $256 million for 2027, 2028, and 2029, respectively. In addition, beginning in 2027, the ROE component of the applicable WACC used to calculate Ameren Illinois’ return on energy-efficiency investments for the year will be that year’s ICC-approved ROE for Ameren Illinois’ electric distribution service. The allowed ROE can be increased or decreased up to 200 basis points, depending on the achievement of annual energy savings and demand goals.
2025 Natural Gas Delivery Service Rate Order
In November 2025, the ICC issued an order in Ameren Illinois’ January 2025 natural gas delivery service regulatory rate review, which resulted in an increase to its annual revenues for natural gas delivery service of $79 million based on a 9.60% ROE, a capital structure composed of 50% common equity, a 2026 future test year, and a rate base of $3.2 billion. The order reflected a reduction of $75 million of planned distribution and transmission capital investments included in Ameren Illinois’ future test year request. The new rates became effective December 2025.
In January 2026, Ameren Illinois filed an appeal of the ICC’s November 2025 order and the ICC’s January 2026 order rejecting Ameren Illinois’ rehearing request to the Illinois Appellate Court for the Fifth Judicial District. The appeal challenged the inclusion of the non-service cost component of the net periodic benefit income related to other postretirement benefits in the annual revenue requirement and the $75 million reduction of planned capital investments, among other things. The court is under no deadline to address the appeal, and Ameren Illinois cannot predict the ultimate outcome of the appeal.
QIP Reconciliation Hearing
Pursuant to Illinois law, 2014 was the first year of the QIP. In 2021, Ameren Illinois filed a request with the ICC to initiate a reconciliation proceeding of natural gas capital investments recovered under the QIP rider during 2020. Ameren Illinois recovered similar investments in each of the 2014 to 2019 annual reconciliations. In September 2024, the Illinois Attorney General’s office challenged the recovery of capital investments that were made during 2020, alleging that the ICC should disallow $30 million in natural gas capital investments as imprudent, unsupported, or ineligible to be recovered through the QIP resulting in a potential over-recovery of an immaterial amount by Ameren Illinois in 2020. In 2023, and again in 2024, the ICC staff filed testimony that supports the prudence and reasonableness of the capital investments made during 2020. Ameren Illinois’ 2020 QIP rate recovery request under review by the ICC is within the rate increase limitations allowed by law. The ICC is under no deadline to issue an order in this proceeding. Ameren Illinois included $529 million of eligible natural gas capital investments in the QIP from 2021 to 2023. In addition, 2021 through 2023 reconciliation proceedings are still ongoing. Ameren Illinois cannot predict the ultimate outcome of these regulatory proceedings.
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
FERC ROE Complaint Cases
Since November 2013, the allowed base ROE for FERC-regulated transmission rate base under the MISO tariff has been subject to customer complaint cases and has been changed by various FERC orders. In October 2024, the FERC issued an order, which decreased the allowed base ROE from 10.02% to 9.98% and required refunds, with interest, for the periods from November 2013 to February 2015 and from late September 2016 forward. In January and April 2025, the MISO transmission owners, including Ameren Missouri, Ameren Illinois, and ATXI, filed appeals of the October 2024 order and a March 2025 FERC order that rejected all rehearing requests to the United States Court of Appeals for the District of Columbia Circuit. The appellate court is under no deadline to address the appeals.

Regulatory Assets and Liabilities
The following table presents our regulatory assets and regulatory liabilities at December 31, 2025 and 2024:

	2025			2024
	Ameren Missouri	Ameren Illinois	Ameren	Ameren Missouri	Ameren Illinois	Ameren
Regulatory assets:
Under-recovered FAC(a)	$137	$—	$137	$41	$—	$41
MTM derivative losses(b)	15	111	126	15	88	103
IEIMA revenue requirement reconciliation adjustment(c)(d)	—	—	—	—	139	139
MYRP revenue requirement reconciliation adjustment(d)(e)	—	74	74	—	24	24
Under-recovered RBA(f)	—	29	29	—	22	22
FERC revenue requirement reconciliation adjustment(g)	—	45	73	—	55	90
Under-recovered VBA(h)	—	21	21	—	49	49
Income taxes(i)	282	91	376	237	81	322
Bad debt rider(j)	—	13	13	—	25	25
Callaway refueling and maintenance outage costs(k)	32	—	32	13	—	13
Unamortized loss on reacquired debt(l)	40	4	44	42	5	47
Environmental cost riders(m)	—	46	46	—	43	43
Storm costs(d)(n)	—	15	15	—	18	18
Customer generation rebate program(d)(o)	—	141	141	—	89	89
PISA(d)(p)	558	—	558	464	—	464
Rush Island Energy Center securitization(q)	443	—	443	465	—	465
RESRAM(r)	44	—	44	51	—	51
Certain Meramec Energy Center costs(s)	14	—	14	26	—	26
Energy-efficiency rider(d)(t)	—	624	624	—	576	576
Property tax tracker(u)	18	—	18	22	—	22
Other	48	34	83	56	78	134
Total regulatory assets	$1,631	$1,248	$2,911	$1,432	$1,292	$2,763
Less: current regulatory assets	(181)	(189)	(387)	(66)	(281)	(366)
Noncurrent regulatory assets	$1,450	$1,059	$2,524	$1,366	$1,011	$2,397
Regulatory liabilities:
Over-recovered Illinois electric power costs(v)	—	85	85	—	34	34
Over-recovered PGA(v)	3	39	42	2	33	35
MTM derivative gains(b)	12	4	16	10	6	16
Income taxes(i)	963	546	1,587	1,040	679	1,804
Cost of removal(w)	1,203	1,230	2,511	1,118	1,115	2,294
AROs(x)	841	—	841	691	—	691
Pension and postretirement benefit costs(y)	230	237	467	202	156	358
Pension and postretirement benefit costs tracker(z)	9	—	9	70	—	70
Renewable energy credits and zero emission credits(aa)	—	699	699	—	586	586
Certain Rush Island Energy Center costs(ab)	31	—	31	66	—	66
Rush Island Energy Center base rate revenue deferral(ac)	31	—	31	13	—	13
Other	24	67	94	1	43	50
Total regulatory liabilities	$3,347	$2,907	$6,413	$3,213	$2,652	$6,017
Less: current regulatory liabilities	(23)	(132)	(158)	(37)	(79)	(120)
Noncurrent regulatory liabilities	$3,324	$2,775	$6,255	$3,176	$2,573	$5,897
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
(c)The difference between Ameren Illinois’ electric distribution service annual revenue requirement calculated under the IEIMA performance-based formula ratemaking framework and the revenue requirement included in customer rates for that year. The under-recovery was recovered from customers with a return at the applicable WACC in 2025.
(d)These assets earn a return at the applicable WACC.
(e)The difference between Ameren Illinois' actual annual electric distribution revenue requirement, as adjusted for certain cost variations, and the ICC-approved revenue requirement, subject to a reconciliation cap. The under-recovery will be recovered from customers with a return at the applicable WACC within two years.

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
(h)Under-recovered natural gas revenue caused by sales volume deviations from weather normalized sales approved by the ICC in regulatory rate reviews. Each year’s amount will be recovered from customers from April through December of the following year.
(i)The regulatory assets represent amounts that will be recovered from customers for deferred income taxes related to the equity component of allowance for funds used during construction, the securitization of the Rush Island Energy Center, and the effects of tax rate increases. The regulatory liabilities represent amounts that will be refunded to customers for excess deferred income taxes related to depreciation differences caused by a decrease in the statutory rates, other tax liabilities, and amounts related to the unamortized portion of investment tax credits. Amounts associated with the equity component of allowance for funds used during construction, the securitization of the Rush Island Energy Center, and amounts related to the unamortized portion of investment tax credits will be amortized over the expected life of the related assets. For net regulatory liabilities related to deferred income taxes recorded at rates other than the current statutory rate, the weighted-average remaining amortization periods at Ameren, Ameren Missouri, and Ameren Illinois are 38, 30, and 44 years. In addition, the regulatory liabilities for Ameren Missouri include a regulatory recovery mechanism for the difference between production and investment tax credits or proceeds from the sale of such tax credits allowed under the IRA and the level of such tax credits included in customer rates. The period of refund varies based on MoPSC approval in a regulatory rate review. Amounts included in the accumulation period approved in the April 2025 MoPSC electric rate order, discussed above, are being amortized over five years beginning June 2025. An amortization period for subsequent accumulations will be established in a future rate review.
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
(n)Storm costs from 2021 through 2025 deferred in accordance with the IEIMA and MYRP. These costs are being amortized over five-year periods beginning in the year the storm occurred.
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
(q)In June 2024, the MoPSC issued a financing order authorizing the issuance of securitized utility tariff bonds by AMF to finance costs related to the accelerated retirement of the Rush Island Energy Center, which includes the remaining unrecovered net plant balance associated with the facility, among other costs. Ameren Missouri is collecting the amounts necessary to repay the securitized utility tariff bonds over approximately 15 years beginning in December 2024.
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
(t)The electric energy-efficiency investments are being amortized over their weighted-average useful lives beginning in the period in which they were made, with current remaining amortization periods ranging from one to 13 years.
(u)A regulatory recovery mechanism for the difference between actual property taxes incurred by Ameren Missouri and the related taxes included in customer rates. The period of recovery, or refund, varies based on MoPSC approval in a regulatory rate review. Electric amounts accumulated through 2024 are being amortized over three years beginning June 2025. Gas amounts accumulated through 2024 are being amortized over five years beginning September 2025. For electric and natural gas related costs incurred subsequent to 2024, the amortization period will be determined in a future regulatory rate review.
(v)Over-recovered costs from utility customers. Amounts will be refunded to customers within one year of the deferral.
(w)Estimated funds collected from customers to pay for the future removal cost of property, plant, and equipment when retired from service.
(x)The ARO regulatory liability includes the nuclear decommissioning trust fund balance ($1,526 million and $1,342 million at December 31, 2025 and 2024, respectively), net of recoverable removal costs for AROs ($685 million and $651 million at December 31, 2025 and 2024, respectively). See Note 1 – Summary of Significant Accounting Policies – Asset Retirement Obligations and Removal Costs.
(y)Over-recovered costs are being amortized in proportion to the recognition of prior service costs (credits) and actuarial losses (gains) attributable to Ameren’s pension plan and postretirement benefit plans. See Note 10 – Retirement Benefits for additional information.
(z)A regulatory recovery mechanism for the difference between the level of pension and postretirement benefit costs incurred by Ameren Missouri and the level of such costs included in customer rates. The period of refund varies based on MoPSC approval in a regulatory rate review. For electric and natural gas related costs incurred through 2024, the weighted-average remaining amortization period is four years. For electric and natural gas related costs incurred subsequent to 2024, the amortization period will be determined in a future regulatory rate review.
(aa)Funds collected for the purchase of renewable energy credits and zero emission credits through IPA procurements. The balance will be amortized as the credits are purchased. Pursuant to the CEJA, if funds collected from customers are not used to procure renewable energy credits, they would be refunded to customers pursuant to an annual reconciliation proceeding, the latest of which was approved by the ICC in May 2025 and did not result in refunds to customers.
(ab)Funds collected from the issuance of securitized utility tariff bonds by AMF primarily to pay for the decommissioning of the Rush Island Energy Center. The amortization period for the difference between the estimated costs and the actual costs incurred will be determined in a future regulatory rate review.
(ac)Base rate revenues related to the Rush Island Energy Center collected after the energy center was retired in October 2024, which is being refunded to customers over three years beginning June 2025.

NOTE 3 – PROPERTY, PLANT, AND EQUIPMENT, NET
The following table presents components of “Property, plant, and equipment, net” at December 31, 2025 and 2024:

	Ameren Missouri	Ameren Illinois	Other	Ameren
2025
Property, plant, and equipment at original cost(a):
Electric generation:
Coal(b)	$3,640	$—	$—	$3,640
Natural gas	948	—	—	948
Nuclear	6,255	—	—	6,255
Renewable(c)	3,072	19	—	3,091
Electric distribution	10,205	8,758	—	18,963
Electric transmission	2,479	6,247	2,184	10,910
Natural gas	837	4,642	—	5,479
Other(d)	2,132	1,412	40	3,584
	29,568	21,078	2,224	52,870
Less: Accumulated depreciation and amortization	11,090	5,219	260	16,569
	18,478	15,859	1,964	36,301
Construction work in progress:
Nuclear fuel in progress	194	—	—	194
Other	1,932	708	178	2,818
Property, plant, and equipment, net	$20,604	$16,567	$2,142	$39,313
2024
Property, plant, and equipment at original cost(a):
Electric generation:
Coal(b)	$3,556	$—	$—	$3,556
Natural gas	938	—	—	938
Nuclear	5,931	—	—	5,931
Renewable(c)	2,901	19	—	2,920
Electric distribution	9,469	8,160	—	17,629
Electric transmission	2,406	5,725	2,031	10,162
Natural gas	776	4,421	—	5,197
Other(d)	2,427	1,770	260	4,457
	28,404	20,095	2,291	50,790
Less: Accumulated depreciation and amortization	10,875	5,184	436	16,495
	17,529	14,911	1,855	34,295
Construction work in progress:
Nuclear fuel in progress	268	—	—	268
Other	991	619	131	1,741
Property, plant, and equipment, net	$18,788	$15,530	$1,986	$36,304
(a)The estimated lives for each asset group are as follows: 5 to 72 years for electric generation, excluding Ameren Missouri’s hydroelectric generating assets, which have useful lives of up to 150 years; 20 to 80 years for electric distribution; 50 to 75 years for electric transmission; 15 to 80 years for natural gas; and 2 to 55 years for other.
(b)Includes $30 million of oil-fired generation at December 31, 2025 and 2024.
(c)Renewable includes hydroelectric, wind, solar, and methane gas generation facilities.
(d)Other property, plant, and equipment includes assets used to support electric distribution, electric transmission, and natural gas services.

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

	Amortization Expense			Gross Carrying Value		Accumulated Amortization
	2025	2024	2023	2025	2024	2025	2024
Capitalized software costs:
Ameren	$222	$224	$212	$1,174	$1,996	$(572)	$(1,348)
Ameren Missouri	113	118	114	562	881	(290)	(567)
Ameren Illinois	101	100	92	570	867	(261)	(552)
Deferred cloud implementation costs:
Ameren	$19	$20	$17	$142	$157	$(59)	$(71)
Ameren Missouri	8	9	8	63	71	(28)	(32)
Ameren Illinois	10	10	9	76	82	(29)	(36)
Annual amortization expense for capitalized software classified as in service as of December 31, 2025, is estimated to be as follows:

	2026	2027	2028	2029	2030
Ameren	$198	$152	$98	$63	$32
Ameren Missouri	96	73	46	28	14
Ameren Illinois	96	73	49	32	17
NOTE 4 – SHORT-TERM DEBT AND LIQUIDITY
The liquidity needs of the Ameren Companies are supported through the use of available cash, drawings under committed credit agreements, commercial paper issuances, and/or, in the case of Ameren Missouri and Ameren Illinois, short-term affiliate borrowings.
Short-Term Borrowings
In December 2025, the Credit Agreements, which were scheduled to mature in December 2028, were extended and amended. The Credit Agreements now mature in December 2030. The Credit Agreements provide $3.2 billion of credit cumulatively through maturity. The total facility size of the Missouri Credit Agreement and Illinois Credit Agreement is $1.9 billion and $1.3 billion, respectively. The maturity date of each Credit Agreement may be extended for an additional one-year period upon the mutual consent of the respective borrowers and the lenders. Credit available under the agreements is provided by 20 international, national, and regional lenders, with no single lender providing more than $208 million of lending capacity across both agreements in the aggregate.
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

	Missouri Credit Agreement	Illinois Credit Agreement
Ameren (parent)	$1,600	$800
Ameren Missouri	1,600	(a)
Ameren Illinois	(a)	1,100
(a)Not applicable.
The borrowers have the option to seek additional commitments from existing or new lenders to increase the total facility size of the Credit Agreements to a maximum of $2.4 billion for the Missouri Credit Agreement and $1.6 billion for the Illinois Credit Agreement. Ameren (parent) borrowings are due and payable no later than the maturity date of the Credit Agreements. Ameren Missouri and Ameren Illinois borrowings under the applicable Credit Agreement are due and payable no later than the earlier of the maturity date or 364 days after the date of the borrowing.
The obligations of the borrowers under the Credit Agreements are unsecured. Loans are available on a revolving basis under each of the Credit Agreements. Funds borrowed may be repaid and, subject to satisfaction of the conditions to borrowing, reborrowed from time to time. At the election of each borrower, the interest rates on such loans will be the alternate base rate plus the margin applicable to the particular borrower and/or the eurodollar rate plus the margin applicable to the particular borrower. The applicable margins will be determined by the borrower’s long-term unsecured credit ratings or, if no such ratings are in effect, the borrower’s corporate/issuer ratings then in effect. The borrowers have received commitments from the lenders to issue letters of credit up to $120 million under each of the Credit Agreements. In addition, the issuance of letters of credit is subject to the $3.2 billion overall combined facility borrowing limitations of the Credit Agreements.
The borrowers will use the proceeds from any borrowings under the Credit Agreements for general corporate purposes. The Missouri Credit Agreement and the Illinois Credit Agreement are available to support issuances under Ameren (parent)’s, Ameren Missouri’s and Ameren Illinois’ commercial paper programs, respectively, subject to borrowing sublimits, as well as to support issuance of letters of credit for the borrowers. Ameren (parent), Ameren Missouri and Ameren Illinois’ use letters of credit to provide financial guarantees for certain operating obligations. As of December 31, 2025, there were $33 million of letters of credit outstanding under the credit facilities, respectively. Amounts approximate their fair value. As of December 31, 2025, based on credit capacity available under the Credit Agreements, along with cash and cash equivalents, the net liquidity available to Ameren (parent), Ameren Missouri, and Ameren Illinois, collectively, was $2.5 billion.
The following table summarizes the activity and relevant interest rates for Ameren (parent)’s, Ameren Missouri’s, and Ameren Illinois’ commercial paper issuances under the Credit Agreements in the aggregate for the years ended December 31, 2025 and 2024:

	Ameren (parent)	Ameren Missouri	Ameren Illinois	Ameren Consolidated
2025
Average daily amount outstanding	$620	$223	$97	$940
Commercial paper issuances outstanding at period-end	155	471	17	643
Weighted-average interest rate	4.48%	4.48%	4.55%	4.49%
Peak amount outstanding during period(a)	$1,139	$650	$425	$1,603
Peak interest rate	4.75%	4.72%	4.70%	4.75%
2024
Average daily amount outstanding	$377	$192	$193	$762
Commercial paper issuances outstanding at period-end	1,055	—	88	1,143
Weighted-average interest rate	5.10%	5.34%	5.57%	5.28%
Peak amount outstanding during period(a)	$1,091	$595	$694	$1,569
Peak interest rate	5.60%	5.68%	5.68%	5.68%
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
The Credit Agreements also contain nonfinancial covenants, including restrictions on the ability to incur certain liens, to transact with affiliates, to dispose of assets, to make investments in or transfer assets to its affiliates, and to merge with other entities. The Credit Agreements require each of Ameren, Ameren Missouri, and Ameren Illinois to maintain consolidated indebtedness of not more than 67.5%, 65%, and 65%, respectively, of its consolidated total capitalization pursuant to a defined calculation set forth in the agreements. As of December 31, 2025, the ratios of consolidated indebtedness to total consolidated capitalization, calculated in accordance with the provisions of the Credit Agreements, were 59%, 49%, and 45%, for Ameren, Ameren Missouri, and Ameren Illinois, respectively.

The Credit Agreements contain default provisions that apply separately to each borrower. However, a default of Ameren Missouri or Ameren Illinois under the applicable credit agreement is also deemed to constitute a default of Ameren (parent) under such agreement. Defaults include a cross-default resulting from a default of such borrower under any other agreement covering outstanding indebtedness of such borrower and certain subsidiaries (other than project finance subsidiaries, nonmaterial subsidiaries, and certain special purposes entities contemplated in the Credit Agreements) in excess of $150 million in the aggregate (including under the other credit agreement). However, under the default provisions of the Credit Agreements, any default of Ameren (parent) under either credit agreement that results solely from a default of Ameren Missouri or Ameren Illinois does not result in a cross-default of Ameren (parent) under the other credit agreement. Further, the Credit Agreements default provisions provide that an Ameren (parent) default under either of the Credit Agreements does not constitute a default by Ameren Missouri or Ameren Illinois.
None of the Credit Agreements or financing agreements contain credit rating triggers that would cause a default or acceleration of repayment of outstanding balances. The Ameren Companies were in compliance with the provisions and covenants of the Credit Agreements at December 31, 2025.
Money Pools
Ameren (parent) has money pool agreements with and among its subsidiaries to coordinate and provide for certain short-term cash and working capital requirements.
Ameren Missouri, Ameren Illinois, and ATXI may participate in the utility money pool as both lenders and borrowers. Ameren (parent) and Ameren Services may participate in the utility money pool only as lenders. Surplus internal funds are contributed to the money pool from participants. The primary sources of external funds for the utility money pool are the Credit Agreements and the commercial paper programs. The total amount available to the pool participants from the utility money pool at any given time is reduced by the amount of borrowings made by participants, but it is increased to the extent that the pool participants advance surplus funds to the utility money pool or remit funds from other external sources. The availability of funds is also determined by funding requirement limits established by regulatory authorizations. Participants receiving a loan under the utility money pool agreement must repay the principal amount of such loan, together with accrued interest. The rate of interest depends on the composition of internal and external funds in the utility money pool. The average interest rate for borrowing under the utility money pool for the year ended December 31, 2025, was 4.39% (2024 – 5.19%).
See Note 13 – Related-party Transactions for the amount of interest income and expense from the utility money pool agreement recorded by Ameren Missouri and Ameren Illinois for the years ended December 31, 2025, 2024, and 2023.

NOTE 5 – LONG-TERM DEBT AND EQUITY FINANCINGS
The following table presents long-term debt outstanding, including maturities due within one year, as of December 31, 2025 and 2024:

	2025	2024
Ameren (Parent):
3.65% Senior unsecured notes due 2026	350	350
5.70% Senior unsecured notes due 2026	600	600
1.95% Senior unsecured notes due 2027	500	500
1.75% Senior unsecured notes due 2028	450	450
5.00% Senior unsecured notes due 2029	700	700
3.50% Senior unsecured notes due 2031	800	800
5.375% Senior unsecured debt due 2035	750	—
Total long-term debt, gross	4,150	3,400
Less: Unamortized discount and premium	(3)	(3)
Less: Unamortized debt issuance costs	(16)	(14)
Less: Maturities due within one year	(950)	—
Long-term debt, net	$3,181	$3,383
Ameren Missouri:
Bonds and notes:
2.95% Senior secured notes due 2027(a)	$400	$400
3.50% First mortgage bonds due 2029(b)	450	450
2.95% First mortgage bonds due 2030(b)	465	465
2.15% First mortgage bonds due 2032(b)	525	525
2.90% 1998 Series A bonds due 2033(c)	60	60
2.90% 1998 Series B bonds due 2033(c)	50	50
2.75% 1998 Series C bonds due 2033(c)	50	50
5.20% First mortgage bonds due 2034(b)	500	500
5.50% Senior secured notes due 2034(a)	184	184
5.25% First mortgage bonds due 2035(b)	500	—
5.30% Senior secured notes due 2037(a)	300	300
8.45% Senior secured notes due 2039(a)(d)	350	350
4.85% Securitized utility tariff bonds due 2039(e)	459	476
3.90% Senior secured notes due 2042(a)(d)	485	485
3.65% Senior secured notes due 2045(a)	400	400
4.00% First mortgage bonds due 2048(b)	425	425
3.25% First mortgage bonds due 2049(b)	330	330
2.625% First mortgage bonds due 2051(b)	550	550
3.90% First mortgage bonds due 2052(b)	525	525
5.45% First mortgage bonds due 2053(b)	500	500
5.25% First mortgage bonds due 2054(b)	350	350
5.125% First mortgage bonds due 2055(b)	450	450
Total long-term debt, gross	8,308	7,825
Less: Long-term debt – related parties, gross	(88)	(58)
Less: Unamortized discount and premium	(15)	(17)
Less: Unamortized debt issuance costs	(62)	(62)
Less: Maturities due within one year	(23)	(17)
Long-term debt, net	$8,120	$7,671

	2025	2024
Ameren Illinois:
Bonds and notes:
3.25% Senior secured notes due 2025(f)	—	300
6.125% Senior secured notes due 2028(f)	60	60
3.80% First mortgage bonds due 2028(g)	430	430
1.55% First mortgage bonds due 2030(g)	375	375
3.85% First mortgage bonds due 2032(g)	500	500
4.95% First mortgage bonds due 2033(g)	500	500
6.70% Senior secured notes due 2036(f)	61	61
6.70% Senior secured notes due 2036(f)	42	42
4.80% Senior secured notes due 2043(f)	280	280
4.30% Senior secured notes due 2044(f)	250	250
4.15% Senior secured notes due 2046(f)	490	490
3.70% First mortgage bonds due 2047(g)	500	500
4.50% First mortgage bonds due 2049(g)	500	500
3.25% First mortgage bonds due 2050(g)	300	300
2.90% First mortgage bonds due 2051(g)	350	350
5.90% First mortgage bonds due 2052(g)	350	350
5.55% First mortgage bonds due 2054(g)	625	625
5.625% First mortgage bonds due 2055(g)	700	—
Total long-term debt, gross	6,313	5,913
Less: Long-term debt – related parties, gross	(5)	(3)
Less: Unamortized discount and premium	2	(10)
Less: Unamortized debt issuance costs	(56)	(51)
Less: Maturities due within one year	—	(300)
Long-term debt, net	$6,254	$5,549
ATXI:
2.45% Senior unsecured notes due 2036(h)	$75	$75
5.17% Senior unsecured notes due 2039	70	70
3.43% Senior unsecured notes due 2050(i)	351	351
2.96% Senior unsecured notes due 2052(j)	95	95
5.42% Senior unsecured notes due 2053	70	70
Total long-term debt, gross	661	661
Less: Unamortized debt issuance costs	(2)	(2)
Long-term debt, net	$659	$659
Ameren consolidated long-term debt, net	$18,214	$17,262
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
(e)These bonds were issued by AMF. The bondholders of AMF have no recourse to Ameren Missouri’s assets. Ameren Missouri collects securitization surcharges to cover the principal and interest on the bonds as well as certain other qualified costs. The surcharges collected by Ameren Missouri on behalf of AMF are remitted to AMF and are not available to creditors of Ameren Missouri. Principal and interest payments on these bonds are payable semiannually on April 1 and October 1 of each year, which began on October 1, 2025, with final principal and interest payment due October 1, 2039.
(f)These notes are collaterally secured by first mortgage bonds issued by Ameren Illinois under the Ameren Illinois mortgage indenture. The notes have a fall-away lien provision and will remain secured only as long as any first mortgage bonds issued under the Ameren Illinois mortgage indenture remain outstanding. Redemption, purchase, or maturity of all first mortgage bonds, including first mortgage bonds currently outstanding and any that may be issued in the future, would result in a release of the first mortgage bonds currently securing these notes, at which time these notes would become unsecured obligations. Considering the 2055 maturity date of the 5.625% first mortgage bonds, Ameren Illinois does not expect the first mortgage lien protection associated with these notes to fall away.
(g)These bonds are first mortgage bonds issued by Ameren Illinois under the Ameren Illinois mortgage indenture. They are secured by substantially all Ameren Illinois property and franchises.

(h)The following table presents the principal maturities schedule for the 2.45% senior unsecured notes due 2036:

Payment Date	Principal Payment
November 2029	$30
November 2036	45
Total	$75
(i)The following table presents the principal maturities schedule for the 3.43% senior unsecured notes due 2050:

Payment Date	Principal Payment
August 2027	$50
August 2030	49
August 2032	50
August 2038	49
August 2043	77
August 2050	76
Total	$351
(j)The following table presents the principal maturities schedule for the 2.96% senior unsecured notes due 2052:

Payment Date	Principal Payment
August 2040	$45
August 2052	50
Total	$95
The following table presents the aggregate maturities of long-term debt, including current maturities, at December 31, 2025:

	Ameren (parent)(a)	Ameren Missouri(a)	Ameren Illinois(a)	ATXI(a)	Ameren Consolidated(a)
2026	$950	$23	$—	$—	$973
2027	500	424	—	50	974
2028	450	26	490	—	966
2029	700	477	—	30	1,207
2030	—	493	375	49	917
Thereafter	1,550	6,864	5,448	532	14,394
Total	$4,150	$8,307	$6,313	$661	$19,431
(a)Excludes unamortized discount, premium, and debt issuance costs of $19 million, $77 million, $54 million, and $2 million at Ameren (parent), Ameren Missouri, Ameren Illinois, and ATXI, respectively.
In November and December 2024, Ameren (parent) purchased senior secured notes and first mortgage bonds issued by Ameren Missouri and first mortgage bonds issued by Ameren Illinois for $44 million in the aggregate. In June 2025, Ameren (parent) purchased senior secured notes and first mortgage bonds issued by Ameren Missouri and first mortgage bonds issued by Ameren Illinois for $24 million in the aggregate. On a consolidated basis, Ameren (parent)’s repurchase of these senior secured notes and first mortgage bonds were accounted for as a debt extinguishment and resulted in a pre-tax gain of $8 million and $16 million for the years ended December 31, 2025 and 2024, respectively, which is reflected in “Other Income, Net” on Ameren’s consolidated statement of income. Interest expense related to the repurchased bonds was $3 million and less than $1 million for the years ended December 31, 2025 and 2024, respectively.

The following table presents Ameren Missouri’s and Ameren Illinois’ “Long-term Debt, Net - Related Parties” as of December 31, 2025 and 2024:

	2025	2024
Ameren Missouri:
3.65% Senior secured notes due 2045	$29	$7
4.00% First mortgage bonds due 2048	4	—
3.25% First mortgage bonds due 2049	33	33
2.625% First mortgage bonds due 2051	7	4
3.90% First mortgage bonds due 2052	15	14
Total long-term debt - related parties, gross	88	58
Less: Unamortized debt issuance costs	(1)	(1)
Long-term debt - related parties, net	$87	$57
Ameren Illinois:
3.70% First mortgage bonds due 2047	$1	$1
3.25% First mortgage bonds due 2050	2	2
2.90% First mortgage bonds due 2051	2	—
Long-term debt - related parties, net	$5	$3
All classes of Ameren Missouri’s and Ameren Illinois’ preferred stock are entitled to cumulative dividends, have voting rights, and are not subject to mandatory redemption. The preferred stock of Ameren’s subsidiaries is included in “Noncontrolling Interests” on Ameren’s consolidated balance sheet. The following table presents the outstanding preferred stock of Ameren Missouri and Ameren Illinois, which is redeemable at the option of the issuer, at the prices shown below as of December 31, 2025 and 2024:

	Shares Outstanding	Redemption Price (per share)		2025	2024
Ameren Missouri:
Without par value and stated value of $100 per share, 25 million shares authorized
$3.50 Series	130,000 shares	$110.00		$13	$13
$3.70 Series	40,000 shares	104.75		4	4
$4.00 Series	150,000 shares	105.625		15	15
$4.30 Series	40,000 shares	105.00		4	4
$4.50 Series	213,595 shares	110.00	(a)	21	21
$4.56 Series	200,000 shares	102.47		20	20
$4.75 Series	20,000 shares	102.176		2	2
$5.50 Series A	14,000 shares	110.00		1	1
Total				$80	$80
Ameren Illinois:
With par value of $100 per share, 2 million shares authorized
4.00% Series	144,275 shares	$101.00		$14	$14
4.08% Series	45,224 shares	103.00		5	5
4.20% Series	23,655 shares	104.00		2	2
4.25% Series	50,000 shares	102.00		5	5
4.26% Series	16,621 shares	103.00		2	2
4.42% Series	16,190 shares	103.00		2	2
4.70% Series	18,429 shares	104.30		2	2
4.90% Series	73,825 shares	102.00		7	7
4.92% Series	49,289 shares	103.50		5	5
5.16% Series	50,000 shares	102.00		5	5
Total				$49	$49
Total Ameren				$129	$129
(a)In the event of voluntary liquidation, $105.50.
Ameren has 100 million shares of $0.01 par value preferred stock authorized, with no such shares outstanding. Ameren Missouri has 7.5 million shares of $1 par value preference stock authorized, with no such shares outstanding. Ameren Illinois has 2.6 million shares of no par value preferred stock authorized, with no such shares outstanding.

Ameren
Under the DRPlus and its 401(k) plan, Ameren issued 0.4 million, 0.5 million, and 0.6 million shares of common stock in 2025, 2024, and 2023, respectively, received proceeds of $37 million, $33 million, and $39 million for the respective years, and had a receivable of $7 million and $7 million as of December 31, 2025 and 2024. In addition, Ameren issued 0.3 million, 0.2 million, and 0.5 million shares of common stock valued at $25 million, $16 million, and $40 million in 2025, 2024, 2023, respectively, for no cash consideration in connection with stock-based compensation.
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
Ameren has entered into an equity distribution sales agreement pursuant to which Ameren may offer and sell from time to time its common stock through an ATM program, which includes the ability to enter into forward sale agreements. In August 2025, Ameren increased the amount of common stock available for sale under the ATM program by $1.25 billion to a total of $3 billion. Under the ATM, Ameren issued 5.8 million, 2.9 million, and 3.2 million shares of common stock and received proceeds of $530 million, $233 million, and $299 million in 2025, 2024 and 2023, respectively. These proceeds were net of $5 million, $2 million and $3 million, respectively, in compensation paid to selling agents. As of December 31, 2025, Ameren had approximately $1.5 billion of common stock remaining available for sale under the ATM program.
In May 2025, Ameren entered into forward sale agreements separate from the ATM program with multiple counterparties relating to 6.4 million shares of common stock, with an initial forward sale price for the agreements of $91.89. The forward sale agreements can be settled at Ameren’s discretion on or prior to January 15, 2027. On a settlement date or dates, if Ameren elects to physically settle a forward sale agreement, Ameren will issue shares of common stock to the counterparties at the then-applicable forward sale price. Each initial forward sale price is subject to adjustment based on a floating interest rate factor equal to the overnight bank funding rate less a spread of 75 basis points, and will be subject to decrease on certain dates specified in the forward sale agreements by specified amounts related to expected dividends on shares of the common stock during the term of the forward sale agreements. If the overnight bank funding rate is less than or more than the spread on any day, the interest rate factor will result in a reduction or an increase, respectively, of the forward sale price. The forward sale agreements will be physically settled unless Ameren elects to settle in cash or to net share settle.
At December 31, 2025, Ameren could have settled the forward sale agreements with physical delivery of 6.4 million shares of common stock to the respective counterparties in exchange for cash of $585 million. Alternatively, the forward sale agreements could have also been settled at December 31, 2025, with delivery of approximately $52 million of cash or approximately 0.5 million shares of common stock to the counterparties. In connection to the forward sale agreements, the various counterparties, or their affiliates, borrowed from third parties and sold 6.4 million shares of common stock. The gross sales price of these shares totaled $600 million. Ameren does not receive any proceeds from such sales of borrowed shares. The forward sale agreements have been classified as equity transactions.
In February 2026, $350 million principal amount of Ameren (parent)’s 3.65% senior unsecured notes matured and was repaid with commercial paper borrowings.
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
For information on Ameren Illinois’ capital contributions, refer to Capital Contributions in Note 13 – Related-party Transactions.
ATXI
In August 2024, ATXI issued $70 million of 5.17% senior unsecured notes due September 2039 and $70 million of 5.42% senior unsecured notes due September 2053, pursuant to an August 2024 note purchase agreement. Both series of senior unsecured notes have interest payable semiannually on March 1 and September 1 of each year, which began on March 1, 2025, and were issued through a private placement offering exempt from registration under the Securities Act of 1933, as amended. Net proceeds from these issuances were used to repay a $49 million principal payment of ATXI’s 3.43% senior unsecured notes at maturity and to repay short-term debt.
Indenture Provisions and Other Covenants
Ameren Missouri’s and Ameren Illinois’ indentures and articles of incorporation include covenants and provisions related to issuances of first mortgage bonds and preferred stock. Ameren Missouri and Ameren Illinois are required to meet certain ratios to issue additional first mortgage bonds and preferred stock. A failure to achieve these ratios would not result in a default under these covenants and provisions but would restrict the companies’ ability to issue bonds or preferred stock. The following table summarizes the required and actual interest coverage ratios for interest charges, dividend coverage ratios, and bonds and preferred stock issuable as of December 31, 2025, at an assumed interest rate of 7% and dividend rate of 8%.

	Required Interest Coverage Ratio(a)	Actual Interest Coverage Ratio	Bonds Issuable(b)	Required Dividend Coverage Ratio(c)	Actual Dividend Coverage Ratio	Preferred Stock Issuable
Ameren Missouri	>2.0	3.2	$3,777	>2.5	219.0	$3,702
Ameren Illinois	>2.0	6.6	9,482	>1.5	3.6	203	(d)
(a)Coverage required on the annual interest charges on first mortgage bonds outstanding and to be issued. Coverage is not required in certain cases when additional first mortgage bonds are issued on the basis of retired bonds.
(b)Amount of bonds issuable based either on required coverage ratios or unfunded property additions, whichever is more restrictive. The amounts shown also include bonds issuable based on retired bond capacity of $895 million and $1,093 million at Ameren Missouri and Ameren Illinois, respectively.
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
Ameren Illinois’ articles of incorporation require dividend payments on its common stock to be based on ratios of common stock to total capitalization and other provisions related to certain operating expenses and accumulations of earned surplus. Ameren Illinois has made a commitment to the FERC to maintain a minimum 30% ratio of common stock equity to total capitalization. As of December 31, 2025, using the FERC-agreed upon calculation method, Ameren Illinois’ ratio of common stock equity to total capitalization was 55%.
ATXI’s note purchase agreements includes financial covenants that require ATXI not to permit at any time (1) debt to exceed 70% of total capitalization or (2) secured debt to exceed 10% of total assets.
At December 31, 2025, the Ameren Companies were in compliance with the provisions and covenants contained in their indentures and articles of incorporation, as applicable, and ATXI was in compliance with the provisions and covenants contained in its note purchase agreements. In order for the Ameren Companies to issue securities in the future, they will have to comply with all applicable requirements in effect at the time of any such issuances.
Off-Balance-Sheet Arrangements
At December 31, 2025, none of the Ameren Companies had any material off-balance-sheet financing arrangements, other than their investments in variable interest entities, letters of credit, and the forward sale agreements relating to common stock. See Note 1 – Summary of Significant Accounting Policies for further detail concerning variable interest entities.

NOTE 6 – OTHER INCOME, NET
The following table presents the components of “Other Income, Net” in the Ameren Companies’ statements of income for the years ended December 31, 2025, 2024, and 2023:

	2025	2024	2023
Ameren:
Other Income, Net
Allowance for equity funds used during construction	$88	$76	$54
Other interest income	41	41	33
Non-service cost components of net periodic benefit income(a)	247	304	295
Miscellaneous income	17	9	7
Gain on extinguishment of debt(b)	8	16	—
Earnings (losses) related to equity method investments	(19)	(4)	1
Donations	(12)	(5)	(24)
Miscellaneous expense	(23)	(20)	(18)
Total Other Income, Net	$347	$417	$348
Ameren Missouri:
Other Income, Net
Allowance for equity funds used during construction	$56	$58	$30
Other interest income	9	8	11
Non-service cost components of net periodic benefit income(a)	126	139	97
Miscellaneous income	6	4	3
Donations	(7)	(2)	(2)
Miscellaneous expense	(10)	(11)	(9)
Total Other Income, Net	$180	$196	$130
Ameren Illinois:
Other Income, Net
Allowance for equity funds used during construction	$30	$17	$19
Other Interest income	32	32	21
Non-service cost components of net periodic benefit income	81	105	124
Miscellaneous income	9	4	4
Donations	(5)	(3)	(4)
Miscellaneous expense	(11)	(8)	(8)
Total Other Income, Net	$136	$147	$156
(a)For the years ended December 31, 2025, 2024, and 2023, the non-service cost components of net periodic benefit income were adjusted by amounts deferred of $(53) million, $(41) million, and $27 million, respectively, due to a regulatory tracking mechanism for the difference between the level of such costs incurred by Ameren Missouri under GAAP and the level of such costs included in rates. See Note 10 – Retirement Benefits for additional information.
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
•market values of natural gas that differ from the cost of this commodity in inventory;
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
If we determine that a contract meets the definition of a derivative and is not eligible for the NPNS exception, we review the contract to determine whether the resulting gains or losses qualify for regulatory deferral. Derivative contracts that qualify for regulatory deferral are recorded at fair value, with changes in fair value recorded as regulatory assets or liabilities in the period in which the change occurs. We believe derivative losses and gains deferred as regulatory assets and liabilities are probable of recovery, or refund, through future rates charged to customers. Regulatory assets and liabilities are amortized to operating income as related losses and gains are reflected in rates charged to customers. Therefore, gains and losses on these derivatives have no effect on operating income. As of December 31, 2025 and 2024, all commodity contracts that met the definition of a derivative and were not eligible for the NPNS exception received regulatory deferral. Interest rate hedges entered into by Ameren (parent) and discussed below do not receive regulatory deferral and were included in accumulated OCI as Ameren (parent) is not a rate-regulated entity. The cash flows from our derivative financial instruments follow the cash flow classification of the hedged item.
Ameren (parent) entered into interest rate swaps to hedge a portion of its interest rate risk on cash flows related to certain forecasted debt issuances to occur in 2026 and 2027. The interest rate swaps are designated as cash flow hedges and the corresponding changes in fair value each period are initially recorded on the balance sheet in “Accumulated other comprehensive income” and reclassified into earnings when the debt is issued and the corresponding interest payments affect earnings during the debt term. As of December 31, 2025, and 2024, Ameren had interest rate swaps with notional amounts of $820 million and $140 million, respectively. Ameren recorded an unrealized gain, net of income taxes, on the change in fair value of interest rate swaps of $3 million and $3 million to "Accumulated other comprehensive income" for the years ended December 31, 2025 and 2024.
The following table presents open gross commodity contract volumes by commodity type for derivative assets and liabilities as of December 31, 2025 and 2024. As of December 31, 2025, these contracts extended through October 2029, October 2031, and May 2032 for fuel oils, natural gas, and power, respectively.

	Quantity (in millions, except as indicated)
	2025			2024
Commodity	Ameren Missouri	Ameren Illinois	Ameren	Ameren Missouri	Ameren Illinois	Ameren
Fuel oils (in gallons)	25	—	25	23	—	23
Natural gas (in mmbtu)	46	217	263	45	213	258
Power (in MWhs)	—	7	7	—	4	4
The following table presents the carrying value and balance sheet location of all derivative commodity contracts, none of which were designated as hedging instruments because all qualify for regulatory deferral, as of December 31, 2025 and 2024:

		2025			2024
Commodity	Balance Sheet Location	Ameren Missouri	Ameren Illinois	Ameren	Ameren Missouri	Ameren Illinois	Ameren
Natural gas	Other current assets	$1	$1	$2	$2	$2	$4
	Other assets	—	3	3	2	4	6
Power	Other current assets	11	—	11	6	—	6
	Total assets	$12	$4	$16	$10	$6	$16
Fuel oils	Other current liabilities	$3	$—	$3	$2	$—	$2
	Other deferred credits and liabilities	2	—	2	2	—	2
Natural gas	Other current liabilities	5	21	26	5	22	27
	Other deferred credits and liabilities	5	11	16	6	13	19
Power	Other current liabilities	—	24	24	—	10	10
	Other deferred credits and liabilities	—	55	55	—	43	43
	Total liabilities	$15	$111	$126	$15	$88	$103

The Ameren Companies elect to present the fair value amounts of derivative assets and derivative liabilities subject to an enforceable master netting arrangement or similar agreement at the gross amounts on the balance sheet. However, if the gross amounts recognized on the balance sheet were netted with derivative instruments and cash collateral received or posted, the net amounts would not be materially different from the gross amounts at December 31, 2025 and 2024.
Credit Risk
In determining our concentrations of credit risk related to derivative instruments, we review our individual counterparties and categorize each counterparty into groupings according to the primary business in which each engages. As of December 31, 2025, if counterparty groups were to fail completely to perform on contracts, the Ameren Companies’ maximum exposure related to derivative assets would have been immaterial with or without consideration of the application of master netting arrangements or similar agreements and collateral held.
Certain of our derivative instruments contain collateral provisions tied to the Ameren Companies’ credit ratings. If our credit ratings were downgraded below investment grade, or if a counterparty with reasonable grounds for uncertainty regarding our ability to satisfy an obligation requested adequate assurance of performance, additional collateral postings might be required. The additional collateral required is the net liability position allowed under the master netting arrangements or similar agreements, assuming (1) the credit risk-related contingent features underlying these arrangements were triggered and (2) those counterparties with rights to do so requested collateral. As of December 31, 2025, the aggregate fair value of derivative instruments with credit risk-related contingent features in a gross liability position, the cash collateral posted, and the aggregate amount of additional collateral that counterparties could require were each immaterial to Ameren, Ameren Missouri, and Ameren Illinois.
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
We consider nonperformance risk in our valuation of derivative instruments by analyzing our own credit standing and the credit standing of our counterparties, and by considering any credit enhancements (e.g., collateral). Included in our valuation, and based on current market conditions, is a valuation adjustment for counterparty default derived from market data such as the price of credit default swaps, bond yields, and credit ratings. No material gains or losses related to valuation adjustments for counterparty default risk were recorded at Ameren, Ameren Missouri, or Ameren Illinois in 2025, 2024, or 2023. At December 31, 2025 and 2024, the counterparty default risk valuation adjustment related to derivative contracts was immaterial for Ameren, Ameren Missouri, and Ameren Illinois.

The following table sets forth, by level within the fair value hierarchy, our assets and liabilities measured at fair value on a recurring basis as of December 31, 2025 and 2024:

	December 31, 2025					December 31, 2024
	Level 1	Level 2	Level 3	Total		Level 1	Level 2	Level 3	Total
Assets:
Ameren Missouri
Derivative assets – commodity contracts:
Natural gas	—	1	—	1		—	4	—	4
Power	—	—	11	11		—	—	6	6
Total derivative assets – commodity contracts	$—	$1	$11	$12		$—	$4	$6	$10
Nuclear decommissioning trust fund:
Equity securities:
U.S. large capitalization	$1,028	$—	$—	$1,028		$911	$—	$—	$911
Debt securities:
U.S. Treasury and agency securities	—	225	—	225		—	191	—	191
Corporate bonds	—	177	—	177		—	145	—	145
Other	—	84	—	84		—	86	—	86
Total nuclear decommissioning trust fund	$1,028	$486	$—	$1,514	(a)	$911	$422	$—	$1,333	(a)
Total Ameren Missouri	$1,028	$487	$11	$1,526		$911	$426	$6	$1,343
Ameren Illinois
Derivative assets – commodity contracts:
Natural gas	$—	$2	$2	$4		$—	$3	$3	$6
Total Ameren Illinois	$—	$2	$2	$4		$—	$3	$3	$6
Ameren
Derivative assets – commodity contracts(b)	$—	$3	$13	$16		$—	$7	$9	$16
Nuclear decommissioning trust fund(c)	1,028	486	—	1,514	(a)	911	422	—	1,333	(a)
Total Ameren	$1,028	$489	$13	$1,530		$911	$429	$9	$1,349
Liabilities:
Ameren Missouri
Derivative liabilities – commodity contracts:
Fuel oils	$5	$—	$—	$5		$4	$—	$—	$4
Natural gas	—	10	—	10		—	11	—	11
Total Ameren Missouri	$5	$10	$—	$15		$4	$11	$—	$15
Ameren Illinois
Derivative liabilities – commodity contracts:
Natural gas	$1	$28	$3	$32		$1	$28	$6	$35
Power	—	13	66	79		—	—	53	53
Total Ameren Illinois	$1	$41	$69	$111		$1	$28	$59	$88
Ameren
Derivative liabilities – commodity contracts(b)	$6	$51	$69	$126		$5	$39	$59	$103
(a)Balance excludes $12 million and $9 million of cash and cash equivalents, receivables, payables, and accrued income, net for December 31, 2025 and 2024, respectively.
(b)See the Ameren Missouri and Ameren Illinois sections of the table for the fair value of Ameren’s derivative assets and liabilities by type of commodity.
(c)See the Ameren Missouri section of the table for Ameren’s nuclear decommissioning trust fund by investment type.
See Note 10 – Retirement Benefits for tables that set forth, by level within the fair value hierarchy, Ameren’s pension and postretirement plan assets as of December 31, 2025 and 2024.

Level 3 natural gas derivative contract assets and liabilities measured at fair value on a recurring basis were immaterial for all periods presented. The following table presents the fair value reconciliation of Level 3 power derivative contract assets and liabilities measured at fair value on a recurring basis for the years ended December 31, 2025 and 2024:

	2025			2024
	Ameren Missouri	Ameren Illinois	Ameren	Ameren Missouri	Ameren Illinois	Ameren
Beginning balance at January 1	$6	$(53)	$(47)	$4	$(68)	$(64)
Realized and unrealized gains (losses) included in regulatory assets/liabilities	29	(24)	5	12	(1)	11
Settlements	(24)	11	(13)	(10)	16	6
Ending balance at December 31	$11	$(66)	$(55)	$6	$(53)	$(47)
Change in unrealized gains (losses) related to assets/liabilities held at December 31	11	(23)	(12)	6	3	9
All gains or losses related to our Level 3 derivative commodity contracts are expected to be recovered or returned through customer rates; therefore, there is no impact to either net income or OCI resulting from changes in the fair value of these instruments.
The following table describes the valuation techniques and significant unobservable inputs utilized for the fair value of our Level 3 power derivative contract assets and liabilities as of December 31, 2025 and 2024:

		Fair Value					Weighted Average(b)
	Commodity	Assets	Liabilities	Valuation Technique(s)	Unobservable Input(a)	Range
2025	Power(c)	$11	$(66)	Discounted cash flow	Average forward peak and off-peak pricing – forwards/swaps ($/MWh)	33 – 72	43
					Nodal basis ($/MWh)	(9) – (2)	(5)
2024	Power(c)	$6	$(53)	Discounted cash flow	Average forward peak and off-peak pricing – forwards/swaps ($/MWh)	32 – 69	45
					Nodal basis ($/MWh)	(8) – (2)	(5)
(a)Generally, significant increases (decreases) in these inputs in isolation would result in a significantly higher (lower) fair value measurement.
(b)Unobservable inputs were weighted by relative fair value.
(c)Valuations use visible forward prices adjusted for nodal-to-hub basis differentials.
The following table sets forth the carrying amount and, by level within the fair value hierarchy, the fair value of long-term debt (including current portion), disclosed, but not recorded, at fair value as of December 31, 2025 and 2024:

	Carrying Amount(a)	Fair Value
Long-Term Debt (Including Current Portion):		Level 2	Level 3		Total
	December 31, 2025
Ameren(b)	$19,187	$17,433	$559	(c)	$17,992
Ameren Missouri(d)	8,230	7,608	—		7,608
Ameren Illinois(d)	6,259	5,753	—		5,753
	December 31, 2024
Ameren(b)	$17,579	$15,395	$538	(c)	$15,933
Ameren Missouri(d)	7,745	6,926	—		6,926
Ameren Illinois(d)	5,852	5,243	—		5,243
(a)Included unamortized debt issuance costs, which were excluded from the fair value measurement, of $136 million, $62 million, and $56 million for Ameren, Ameren Missouri, and Ameren Illinois, respectively, as of December 31, 2025. Included unamortized debt issuance costs, which were excluded from the fair value measurement, of $129 million, $62 million, and $51 million for Ameren, Ameren Missouri, and Ameren Illinois, respectively, as of December 31, 2024.
(b)Amount excludes Ameren (parent)’s repurchase of Ameren Missouri’s senior secured notes and first mortgage bonds and Ameren Illinois’ first mortgage bonds that were accounted for as a debt extinguishment. See Note 5 – Long-term Debt and Equity Financings for additional information.
(c)The Level 3 fair value amount consists of ATXI’s senior unsecured notes.
(d)Amount includes Ameren Missouri’s senior secured notes and first mortgage bonds and Ameren Illinois’ first mortgage bonds that were repurchased by Ameren (parent) in 2025 and 2024.
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
NOTE 9 – CALLAWAY ENERGY CENTER
Spent Nuclear Fuel
Under the Nuclear Waste Policy Act of 1982, as amended, the DOE is responsible for disposing of spent nuclear fuel from the Callaway

Energy Center and other commercial nuclear energy centers. As required by the act, Ameren Missouri and other utilities have entered into standard contracts with the DOE, which stated that the DOE would begin to dispose of spent nuclear fuel by 1998. However, the DOE failed to fulfill its disposal obligations, and Ameren Missouri and other nuclear energy center owners sued the DOE to recover costs incurred for ongoing storage of their spent fuel. Ameren Missouri’s lawsuit against the DOE resulted in a settlement agreement that provides for annual reimbursement of additional spent fuel storage and related costs. Ameren Missouri received immaterial reimbursements from the DOE in the years ended December 31, 2025, 2024, and 2023. Ameren Missouri will continue to apply for reimbursement from the DOE for allowable costs associated with the ongoing storage of spent fuel. The DOE’s delay in carrying out its obligation to dispose of spent nuclear fuel from the Callaway Energy Center is not expected to adversely affect the continued operations of the energy center.
Decommissioning
Electric rates charged to customers provide for the recovery of the Callaway Energy Center’s decommissioning costs, which include decontamination, dismantling, and site restoration costs, over the expected life of the nuclear energy center. Amounts collected from customers are deposited into the external nuclear decommissioning trust fund to provide for the Callaway Energy Center’s decommissioning. It is assumed that the Callaway Energy Center site will be decommissioned after its retirement through the immediate dismantlement method and removed from service. The Callaway Energy Center’s operating license currently expires in 2044. Ameren and Ameren Missouri have recorded an ARO for the Callaway Energy Center decommissioning costs at fair value. Annual decommissioning costs of $7 million have historically been included in the costs used to establish electric rates for Ameren Missouri’s customers. Every three years, the MoPSC requires Ameren Missouri to file an updated cost study and funding analysis for decommissioning its Callaway Energy Center. An updated cost study and funding analysis was filed with the MoPSC in December 2023 and reflected within the ARO. In May 2025, the MoPSC issued an order that approved a non-unanimous stipulation and agreement between Ameren Missouri and the MoPSC staff that reduced annual customer contributions for funding the Callaway Energy Center decommissioning costs from $7 million to zero, as the trust fund level exceeded the estimated present value of future decommissioning costs at the time of the agreement. This MoPSC order removed Ameren Missouri’s funding obligation effective in June 2025.
Ameren and Ameren Missouri have classified the investments in debt and equity securities that are held in the nuclear decommissioning trust fund as available for sale, and have recorded all such investments at their fair market value at December 31, 2025 and 2024. Investments in the nuclear decommissioning trust fund have a target allocation of 60% to 70% in equity securities, with the balance invested in debt securities.
The fair value of the trust fund for Ameren Missouri’s Callaway Energy Center is reported as “Nuclear decommissioning trust fund” in Ameren’s and Ameren Missouri’s balance sheets. This amount is legally restricted and may be used only to fund the costs of nuclear decommissioning. Changes in the fair value of the trust fund are recorded as an increase or decrease to the nuclear decommissioning trust fund, with an offsetting adjustment to the regulatory liability related to AROs. This reporting is consistent with the method used to account for the decommissioning costs recovered in rates. See Note 2 – Rate and Regulatory Matters for the regulatory liability recorded at December 31, 2025. If the assumed return on trust assets is not earned, Ameren Missouri believes that it is probable that any additional funding requirements resulting from such earnings deficiency will be recovered in customer rates.
The following table presents proceeds from the sales and maturities of investments in Ameren Missouri’s nuclear decommissioning trust fund and the gross realized gains and losses resulting from those sales for the years ended December 31, 2025, 2024, and 2023:

	2025	2024	2023
Proceeds from sales and maturities	$416	$564	$240
Gross realized gains	37	44	6
Gross realized losses	7	28	11

The following table presents the cost and fair value of investments in debt and equity securities in Ameren’s and Ameren Missouri’s nuclear decommissioning trust fund at December 31, 2025 and 2024:

Security Type	Cost	Gross Unrealized Gain	Gross Unrealized Loss	Fair Value
2025
Debt securities	$488	$7	$9	$486
Equity securities	179	858	9	1,028
Cash and cash equivalents	8	—	—	8
Other(a)	4	—	—	4
Total	$679	$865	$18	$1,526
2024
Debt securities	$437	$2	$17	$422
Equity securities	179	740	8	911
Cash and cash equivalents	10	—	—	10
Other(a)	(1)	—	—	(1)
Total	$625	$742	$25	$1,342
(a)Represents net receivables and payables relating to pending securities sales, interest, and securities purchases.
The following table presents the costs and fair values of investments in debt securities in Ameren’s and Ameren Missouri’s nuclear decommissioning trust fund according to their contractual maturities at December 31, 2025:

	Cost	Fair Value
Less than 5 years	$207	$208
5 years to 10 years	139	141
Due after 10 years	142	137
Total	$488	$486
Insurance
The following table presents insurance coverage at Ameren Missouri’s Callaway Energy Center at January 1, 2026:

Type and Source of Coverage	Most Recent Renewal Date	Maximum Coverages		Maximum Assessments for Single Incidents
Public liability and nuclear worker liability:
American Nuclear Insurers	January 1, 2026	$500		$—
Pool participation	(a)	15,763	(a)	166	(b)
		$16,263	(c)	$166
Property damage:
NEIL and EMANI	April 1, 2025	$3,200	(d)	$22	(e)
Accidental outage:
NEIL	April 1, 2025	$490	(f)	$9	(e)
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
Ameren’s pension and other postretirement benefit plans were overfunded by $954 million and $734 million in the aggregate as of December 31, 2025 and 2024, respectively. These net assets are recorded in “Pension and other postretirement benefits,” “Other current liabilities,” and “Other deferred credits and liabilities” on Ameren’s consolidated balance sheet. The increase in the overfunded pension and postretirement benefit plans during 2025 was primarily the result of an increase in the actual return on plan assets of the pension and postretirement trusts and a 5-basis-point increase in the pension discount rate used to determine the present value of the obligation. The overfunded pension and other postretirement benefit plans also resulted in regulatory liabilities on Ameren’s, Ameren Missouri’s, and Ameren Illinois’ balance sheets.
The following table presents the net benefit liability/(asset) recorded on the balance sheets as of December 31, 2025 and 2024:

	2025	2024
Ameren(a)	$(954)	$(734)
Ameren Missouri(a)	(261)	(201)
Ameren Illinois(a)	(563)	(438)
(a)Liabilities associated with pension and other postretirement benefits are recorded in “Other current liabilities” and “Other deferred credits and liabilities” on Ameren’s, Ameren Missouri’s, and Ameren Illinois’ balance sheets.
In December 2025, Ameren, completed a contract transfer transaction with a third-party insurance company that transferred approximately $240 million of plan assets and plan obligations of the Ameren Retirement Plan, associated with approximately 4,200 former Ameren Missouri, Ameren Illinois, and Ameren Services employees, that will assume future and full responsibility to fund and administer their benefit payments. The transaction is designed to reduce potential volatility with the pension plan assets and liabilities and administrative costs. There was no change to the pension benefits for any participants because of the transfer. The transaction was funded by pension plan assets and resulted in an actuarial gain of $15 million, which will be amortized in net periodic benefit cost (income) over 10 years through the actuarial (gain) loss component beginning in 2026.

Ameren recognizes the overfunded and underfunded status of its pension and postretirement plans as an asset or a liability on its consolidated balance sheet, with offsetting entries to accumulated OCI and regulatory assets or liabilities. The following table presents the funded status of Ameren’s pension and postretirement benefit plans as of December 31, 2025 and 2024. It also provides the amounts included in regulatory assets or liabilities and accumulated OCI at December 31, 2025 and 2024, that have not been recognized in net periodic benefit costs.

	2025			2024
	Pension Benefits		Postretirement Benefits	Pension Benefits		Postretirement Benefits
Accumulated benefit obligation at end of year	$3,773	$	(a)	$3,962	$	(a)
Change in benefit obligation:
Net benefit obligation at beginning of year	$4,134		$807	$4,258		$856
Service cost	82		10	88		12
Interest cost	234		45	222		44
Participant contributions	—		7	—		7
Actuarial (gain) loss	28	(b)	5	(143)		(51)
Contract transfer(c)	(240)		—	—		—
Benefits paid	(299)		(68)	(291)		(61)
Net benefit obligation at end of year	3,939		806	4,134		807
Change in plan assets:
Fair value of plan assets at beginning of year	4,182		1,493	4,272		1,393
Actual return on plan assets	456		162	193		150
Employer contributions	3		3	8		4
Participant contributions	—		7	—		7
Contract transfer(c)	(240)		—	—		—
Benefits paid	(299)		(68)	(291)		(61)
Fair value of plan assets at end of year	4,102		1,597	4,182		1,493
Funded status – surplus	(163)		(791)	(48)		(686)
Accrued benefit asset at December 31	$(163)		$(791)	$(48)		$(686)
Amounts recognized in the balance sheet consist of:
Noncurrent asset	$(186)		$(791)	$(71)		$(686)
Current liability(d)	2		—	2		—
Noncurrent liability(e)	21		—	21		—
Net asset recognized	$(163)		$(791)	$(48)		$(686)
Amounts recognized in regulatory assets or liabilities consist of:
Net actuarial (gain) loss	$(45)		$(404)	$42		$(379)
Prior service credit	—		(18)	—		(21)
Amounts recognized in accumulated OCI (pretax) consist of:
Net actuarial (gain) loss	22		(7)	26		(7)
Total	$(23)		$(429)	$68		$(407)
(a)Not applicable.
(b)Includes a $15 million gain from the contract transfer of defined benefit pension obligations and related plan assets to a third-party insurance company in December 2025 as described above.
(c)Represents the contract transfer of defined benefit pension obligations and related plan assets to a third-party insurance company in December 2025 as described above.
(d)Included in “Other current liabilities” on Ameren’s consolidated balance sheet.
(e)Included in “Other deferred credits and liabilities” on Ameren’s consolidated balance sheet.

The following table presents the assumptions used to determine our benefit obligations at December 31, 2025 and 2024:

	Pension Benefits		Postretirement Benefits
	2025	2024	2025	2024
Discount rate at measurement date	5.75%	5.70%	5.70%	5.70%
Increase in future compensation	4.00	4.00	4.00	4.00
Cash balance pension plan interest crediting rate	5.50	5.50	(a)	(a)
Medical cost trend rate (initial)(b)	(a)	(a)	(c)	(c)
Medical cost trend rate (ultimate)(b)	(a)	(a)	5.00	5.00
(a)Not applicable.
(b)Initial and ultimate medical cost trend rate for certain Medicare-eligible participants was 2.50% at December 31, 2025 and 2024.
(c)Initial medical cost trend rates of 7.50% and 7.00% for both pre-Medicare plan participants and post-Medicare plan participants at December 31, 2025 and 2024, respectively, trend down to the ultimate rate by 2036 and 2033, respectively, with a 3.00% upward adjustment to the post-Medicare trend rate in 2024.
Ameren determines discount rate assumptions by identifying a theoretical settlement portfolio of high-quality corporate bonds sufficient to provide for a plan’s projected benefit payments. The settlement portfolio of bonds is selected from a pool of high-quality corporate bonds. A single discount rate is then determined; that rate results in a discounted value of the plan’s benefit payments that equates to the market value of the selected bonds. In 2025, Ameren elected to continue to use the Society of Actuaries mortality table and the Society of Actuaries 2020 Mortality Improvement Scale.
Funding
Pension benefits are based on the employees’ years of service, age, and compensation. Ameren’s pension plans are funded in compliance with income tax regulations, federal funding requirements, and other regulatory requirements. As a result, Ameren expects to fund its pension plans at a level equal to the greater of the pension cost or the legally required minimum contribution. Based on its assumptions at December 31, 2025, its investment performance in 2025, and its pension funding policy, Ameren expects to make annual contributions of approximately $45 million to $50 million in each of the next five years, with aggregate estimated contributions of $240 million. Ameren Missouri and Ameren Illinois estimate that their portion of the future funding requirements will be 35% and 45%, respectively. These estimated contributions may change based on actual investment performance, changes in interest rates, changes in our assumptions, changes in government regulations, and any voluntary contributions. Our funding policy for postretirement benefits is primarily to fund the Voluntary Employee Beneficiary Association (VEBA) trusts to match the annual postretirement expense.
The following table presents the cash contributions made to our defined benefit retirement plans and to our postretirement plan during 2025, 2024, and 2023:

	Pension Benefits			Postretirement Benefits
	2025	2024	2023	2025	2024	2023
Ameren Missouri	$1	$1	$1	$1	$2	$2
Ameren Illinois	1	1	2	1	1	1
Ameren Services	1	6	1	1	1	—
Ameren	$3	$8	$4	$3	$4	$3
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
The expected return on plan assets assumption is based on historical and projected rates of return for current and planned asset classes in the investment portfolio. Projected rates of return for each asset class were estimated after an analysis of historical experience, future expectations, and the volatility of the various asset classes. After considering the target asset allocation for each asset class, we reviewed the overall expected rate of return for the portfolio for historical and expected experience of active portfolio management results compared with benchmark returns and for the effect of expenses paid from plan assets. Ameren will use an expected return on plan assets for its pension and postretirement plan assets of 6.75% in 2026.

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
Ameren’s investment committee developed and implemented a liability hedging investment strategy for its qualified pension plan designed to reduce interest rate risk as part of an objective for its long-term investment strategy. The plan invests in derivative instruments mainly consisting of interest rate futures intended to extend the duration of the pension plan assets so that the assets are more closely aligned with the duration of the liabilities. In addition, part of Ameren’s investment strategy includes participation in a securities lending program, which allows it to lend eligible securities to third party borrowers. All loans are collateralized by at least 103% of the loaned asset’s market value and the collateral is invested in the form of cash, government obligations, and U.S. agency obligations. Ameren’s fair value of securities loaned was $517 million and $454 million as of December 31, 2025 and 2024, respectively. Cash and securities obtained as collateral exceeded the fair value of the securities loaned as of December 31, 2025 and 2024.
The following table presents our target allocations and our pension and postretirement plans’ asset categories as of December 31, 2025 and 2024:

Asset Category	Target Allocation 2025	Percentage of Plan Assets at December 31,
		2025		2024
Pension Plan:
Cash and cash equivalents	0% – 5%	3%		3%
Equity securities:
U.S. large-capitalization	10% – 20%	15%		16%
U.S. small- and mid-capitalization	3% – 13%	9%		9%
Global	10% – 20%	16%		15%
International	4% – 14%	7%		9%
Total equity	42% – 52%	47%		49%
Debt securities	32% – 42%	34%	(a)	35%	(a)
Diversified credit	6% – 16%	10%		8%
Real estate	0% – 10%	6%		5%
Private equity	0% – 5%	—%		(b)
Total		100%		100%
Postretirement Plans:
Cash and cash equivalents	0% – 7%	2%		2%
Equity securities:
U.S. large-capitalization	23% – 33%	33%		33%
U.S. small- and mid-capitalization	3% – 13%	7%		8%
Global	9% – 19%	13%		13%
International	5% – 15%	8%		8%
Total equity	55% – 65%	61%		62%
Debt securities	33% – 43%	37%		36%
Total		100%		100%
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

Fair Value Measurements of Plan Assets
Investments in the pension and postretirement benefit plans were stated at fair value as of December 31, 2025. Fair value is defined as the price that would be received for an asset in the principal or most advantageous market for the asset in an orderly transaction between market participants on the measurement date. Cash and cash equivalents have initial maturities of three months or less and are recorded at cost plus accrued interest. Investments traded in active markets on national or international securities exchanges are valued at closing prices on the measurement date or, if that is not a business day, on the last business day before that date. Securities traded in over-the-counter markets are valued by quoted market prices, broker or dealer quotations, or alternative pricing sources with reasonable levels of price transparency. Investments measured under NAV as a practical expedient are based on the fair values of the underlying assets provided by the funds and their administrators. The fair value of real estate investments is based on NAV; it is determined by annual appraisal reports prepared by an independent real estate appraiser. Investments measured at NAV often provide for daily, monthly, or quarterly redemptions with 60 or less days of notice depending on the fund. For some funds, redemption may also require approval from the fund’s board of directors. Derivative contracts are valued at fair value, as determined by the investment managers (or independent third parties on behalf of the investment managers), who use proprietary models and take into consideration exchange quotations on underlying instruments, dealer quotations, and other market information.
The following table sets forth, by level within the fair value hierarchy discussed in Note 8 – Fair Value Measurements, the pension plans’ assets measured at fair value and NAV as of December 31, 2025 and 2024:

	December 31, 2025				December 31, 2024
	Level 1	Level 2	NAV	Total	Level 1	Level 2	NAV	Total
Cash and cash equivalents	$—	$—	$96	$96	$—	$—	$75	$75
Equity securities:
U.S. large-capitalization	—	—	648	648	—	—	689	689
U.S. small- and mid-capitalization	382	—	—	382	375	—	—	375
International	120	—	203	323	182	—	226	408
Global	—	—	671	671	—	—	680	680
Debt securities:
Corporate bonds	—	418	—	418	—	463	—	463
Municipal bonds	—	36	—	36	—	36	—	36
U.S. Treasury and agency securities	—	1,016	—	1,016	—	1,032	—	1,032
Diversified credit	—	—	456	456	—	—	344	344
Other	(10)	7	—	(3)	(17)	11	—	(6)
Real estate	—	—	243	243	—	—	233	233
Total	$492	$1,477	$2,317	$4,286	$540	$1,542	$2,247	$4,329
Less: Medical benefit assets(a)				(222)				(200)
Plus: Net receivables (payables)(b)				38				53
Fair value of pension plans’ assets				$4,102				$4,182
(a)Medical benefit (health and welfare) component for accounts maintained in accordance with Section 401(h) of the Internal Revenue Code to fund a portion of the postretirement obligation.
(b)Net of receivables related to pending securities sales and payables related to pending securities purchases.

The following table sets forth, by level within the fair value hierarchy discussed in Note 8 – Fair Value Measurements, the postretirement benefit plans’ assets measured at fair value and NAV as of December 31, 2025 and 2024:

	December 31, 2025				December 31, 2024
	Level 1	Level 2	NAV	Total	Level 1	Level 2	NAV	Total
Cash and cash equivalents	$18	$—	$—	$18	$25	$—	$—	$25
Equity securities:
U.S. large-capitalization	353	—	106	459	332	—	91	423
U.S. small- and mid-capitalization	100	—	—	100	106	—	—	106
International	56	—	59	115	54	—	52	106
Global	—	—	178	178	—	—	165	165
Debt securities:
Municipal bonds	—	187	—	187	—	173	—	173
Other	—	—	315	315	—	—	293	293
Total	$527	$187	$658	$1,372	$517	$173	$601	$1,291
Plus: Medical benefit assets(a)				222				200
Plus: Net receivables(b)				3				2
Fair value of postretirement benefit plans’ assets				$1,597				$1,493
(a)Medical benefit (health and welfare) component for accounts maintained in accordance with Section 401(h) of the Internal Revenue Code to fund a portion of the postretirement obligation. These 401(h) assets are included in the pension plan assets shown above.
(b)Net of receivables related to pending securities sales and payables related to pending securities purchases.
Net Periodic Benefit Cost
The following table presents the components of the net periodic benefit cost (income) of Ameren’s pension and postretirement benefit plans during 2025, 2024, and 2023:

	Pension Benefits			Postretirement Benefits
	2025	2024	2023	2025	2024	2023
Service cost(a)	$82	$88	$79	$10	$12	$12
Non-service cost components:
Interest cost	234	222	221	45	44	45
Expected return on plan assets(b)	(303)	(327)	(333)	(94)	(93)	(91)
Amortization of(b):
Prior service cost (credit)	—	—	—	(4)	(4)	(4)
Actuarial (gain)	(34)	(67)	(115)	(38)	(38)	(45)
Total non-service cost components(c)	$(103)	$(172)	$(227)	$(91)	$(91)	$(95)
Net periodic benefit cost (income)(d)	$(21)	$(84)	$(148)	$(81)	$(79)	$(83)
(a)Service cost, net of capitalization, is reflected in “Operating Expenses - Other operations and maintenance” on Ameren’s statement of income.
(b)Prior service cost (credit) is amortized on a straight-line basis over the average future service of active participants benefiting under the plan amendment. Net actuarial gains or losses subject to amortization are amortized on a straight-line basis over 10 years. Expected return on plan assets is based on a market-related value of assets that recognizes asset (gains) losses over 4 years.
(c)Non-service cost components are reflected in “Other Income, Net” on Ameren’s consolidated statement of income. See Note 6 – Other Income, Net for additional information.
(d)Does not include the impact of the tracker for the difference between the level of pension and postretirement benefit costs (income) incurred by Ameren Missouri under GAAP and the level of such costs included in rates.
The Ameren Companies are responsible for their share of the pension and postretirement benefit costs (income). The following table presents the pension and postretirement benefit costs (income) incurred for the years ended December 31, 2025, 2024, and 2023:

	Pension Costs			Postretirement Costs
	2025	2024	2023	2025	2024	2023
Ameren Missouri(a)	$(14)	$(44)	$(76)	$(28)	$(27)	$(30)
Ameren Illinois	(4)	(34)	(62)	(53)	(52)	(54)
Other	(3)	(6)	(10)	—	—	1
Ameren	$(21)	$(84)	$(148)	$(81)	$(79)	$(83)
(a)Does not include the impact of the tracker for the difference between the level of pension and postretirement benefit costs (income) incurred by Ameren Missouri under GAAP and the level of such costs included in customer rates.

The expected pension and postretirement benefit payments from qualified trust and company funds, which reflect expected future service, as of December 31, 2025, are as follows:

	Pension Benefits		Postretirement Benefits
	Paid from Qualified Trust Funds	Paid from Company Funds	Paid from Qualified Trust Funds	Paid from Company Funds
2026	$262	$2	$59	$3
2027	267	2	59	3
2028	271	2	59	3
2029	275	2	58	3
2030	279	2	58	3
2031 – 2035	1,424	14	288	13
The following table presents the assumptions used to determine net periodic benefit cost for our pension and postretirement benefit plans for the years ended December 31, 2025, 2024, and 2023:

	Pension Benefits			Postretirement Benefits
	2025	2024	2023	2025	2024	2023
Discount rate at measurement date	5.70%	5.25%	5.55%	5.70%	5.25%	5.55%
Expected return on plan assets	6.75	6.75	6.75	6.75	6.75	6.75
Increase in future compensation(a)	4.00	3.50	3.50	4.00	3.50	3.50
Cash balance pension plan interest crediting rate(b)	5.50	5.50	5.00	(c)	(c)	(c)
Medical cost trend rate (initial)(d)	(c)	(c)	(c)	(e)	(f)	(g)
Medical cost trend rate (ultimate)(d)	(c)	(c)	(c)	5.00	5.00	5.00
(a)Increase in future compensation is 4.00% for the year ended December 31, 2025, 4.00% for 2024 and 3.50% thereafter for the year ended December 31, 2024, and 4.50% for 2023, 4.00% for 2024, and 3.50% thereafter for the year ended December 31, 2023.
(b)Cash balance pension plan interest crediting rate is 5.20% for 2025 and 5.50% thereafter for the year ended December 31, 2025, was 6.42% for 2024, and 5.50% thereafter for the year ended December 31, 2024, and 5.50% for 2023 and 2024, and 5.00% thereafter for the year ended December 31, 2023.
(c)Not applicable.
(d)Initial and ultimate medical cost trend rate for certain Medicare-eligible participants is 2.50% for the years ended December 31, 2025, 2024, and 2023.
(e)Initial medical cost trend rates of 7.00% for pre-Medicare plan participants and 7.00% for post-Medicare plan participants trend down to the ultimate rate by 2033 with a 3.00% upward adjustment to the post-Medicare trend rate in 2025.
(f)Initial medical cost trend rates of 6.93% for pre-Medicare plan participants and 6.50% for post-Medicare plan participants trend down to the ultimate rate by 2030, with a 3.00% upward adjustment to the post-Medicare trend rate in 2025.
(g)Initial medical cost trend rates of 7.25% for pre-Medicare plan participants and 6.75% for post-Medicare plan participants trend down to the ultimate rate by 2030, with a 3.00% upward adjustment to the post-Medicare trend rate in 2025.
Other
Ameren sponsors a 401(k) plan for eligible employees. The Ameren 401(k) plan covered all eligible Ameren employees at December 31, 2025. The plan allows employees to contribute a portion of their compensation in accordance with specific guidelines. Ameren matches a percentage of the employee contributions up to certain limits. The following table presents the portion of the matching contribution to the Ameren 401(k) plan attributable to each of the Ameren Companies for the years ended December 31, 2025, 2024, and 2023:

	2025	2024	2023
Ameren Missouri	$26	$26	$27
Ameren Illinois	22	22	21
Other	1	1	1
Ameren	$49	$49	$49
NOTE 11 – STOCK-BASED COMPENSATION
The 2022 Omnibus Incentive Compensation Plan is Ameren’s long-term incentive plan available for eligible employees and directors. It provides for a maximum of 8.8 million common shares to be available for grant to eligible employees and directors. At December 31, 2025, there were 7.3 million common shares remaining for grant. Awards may be restricted stock, restricted stock units, stock options (incentive stock options and nonqualified stock options), stock appreciation rights, performance awards, cash-based awards and other stock-based awards. Ameren used newly issued shares to fulfill its stock-based compensation obligations for 2025, 2024, and 2023, and intends to use newly issued shares to fulfill its stock-based compensation obligations for 2026.

The following table summarizes Ameren’s outstanding performance share unit and restricted stock unit activity for the year ended December 31, 2025:

	Performance Share Units – Market Condition(a)		Performance Share Units – Performance Condition(b)		Restricted Stock Units
	Share Units	Weighted-average Fair Value per Share Unit	Share Units	Weighted-average Fair Value per Share Unit	Stock Units	Weighted-average Fair Value per Stock Unit
Outstanding at January 1, 2025(c)	808,950	$77.73	120,997	$79.09	395,520	$79.73
Granted	245,464	123.19	40,408	96.66	132,931	97.33
Forfeitures	(80,469)	87.56	(13,337)	82.09	(47,305)	83.77
Dividend equivalents(d)	22,947	87.13	3,452	82.34	10,968	82.72
Vested and distributed	(217,017)	92.75	(34,980)	87.85	(119,601)	87.95
Outstanding at December 31, 2025(c)	779,875	$87.12	116,540	$82.31	372,513	$82.95
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
The fair value of each share unit is based on a Monte Carlo simulation. The Monte Carlo simulation is used to estimate expected share payout based on Ameren’s TSR for a three-year performance period relative to the designated peer group beginning January 1st of the award year. The simulation can produce a greater or lesser fair value for the share unit than the applicable closing common share price because it includes the weighted payout scenarios in which an increase or decrease in the share price has occurred and/or in which the payout is above 100% due to Ameren’s projected TSR performance. The key assumptions used to calculate fair value also include a three-year risk-free rate, Ameren’s common stock volatility, and volatility for the peer group. The following table presents the fair value of each share unit along with the significant assumptions used to calculate the fair value of each share unit for the years ended December 31, 2025, 2024, and 2023:

	2025	2024	2023
Fair value of share units awarded	$123.19	$56.73	$91.07
Three-year risk-free rate	4.23%	4.25%	4.19%
Ameren’s common stock volatility(a)	21%	21%	26%
Volatility range for the peer group(a)	19% – 24%	19% – 23%	24% – 32%
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
Stock-Based Compensation Expense
The following table presents the stock-based compensation expense for the years ended December 31, 2025, 2024, and 2023:

	2025	2024	2023
Ameren Missouri	$8	$8	$6
Ameren Illinois	4	4	4
Other(a)	16	16	16
Ameren	28	28	26
Less: Income tax benefit	7	7	7
Stock-based compensation expense, net	$21	$21	$19
(a)Represents compensation expense for employees of Ameren Services. These amounts are not included in the Ameren Missouri and Ameren Illinois amounts above.
Ameren settled performance share units and restricted stock units of $38 million, $24 million, and $60 million for the years ended December 31, 2025, 2024, and 2023, respectively. There were no significant stock-based compensation costs capitalized during the years ended December 31, 2025, 2024, and 2023. As of December 31, 2025, total compensation cost of $43 million related to outstanding awards not yet recognized is expected to be recognized over a weighted-average period of 23 months.
For the years ended December 31, 2025, 2024, and 2023, excess tax benefits (deficiencies) associated with the settlement of stock-based compensation awards reduced (increased) income tax expense by $1 million, $(1) million, and $6 million, respectively.
NOTE 12 – INCOME TAXES
IRA
The IRA was enacted in August 2022, and includes various income tax provisions, among other things. The law extends federal production and investment tax credits for projects beginning construction through 2024 and allows for a 10% adder to the production and investment tax credits for siting projects at existing energy communities as defined in the law, which includes sites previously used for coal-fired generation. The law also creates production and investment tax credits for projects beginning construction after 2024. The production and investment tax credits will apply to renewable energy production and investments, along with certain nuclear energy production. See the OBBBA below for additional information on revisions to the production and investment tax credits. The law allows for transferability, subject to revisions made by the OBBBA discussed below, to an unrelated party for cash of up to 100% of certain tax credits generated after 2022. In addition, the law imposes a 15% minimum tax on adjusted financial statement income, as defined in the law, for corporations whose average annual adjusted financial statement income exceeds $1 billion for three consecutive preceding tax years. Once a corporation exceeds this three-year average annual adjusted financial statement income threshold, it will be subject to the minimum tax for all future tax years. Additional regulations, interpretations, amendments, or technical corrections to or in connection with the IRA have been and are expected to be issued by the IRS or United States Department of Treasury, which may impact the timing of when the 15% minimum tax becomes applicable for Ameren.

OBBBA
The OBBBA was enacted in July 2025 and includes various income tax provisions, among other things. The OBBBA modified provisions of the IRA related to production and investment tax credits. The new law maintains production and investment tax credits for solar and wind projects that begin construction within one year of the OBBBA’s enactment and are placed in-service by the end of 2030. Projects that begin construction after one year from enactment of the OBBBA but are placed in service by the end of 2027 also remain eligible. The law provides investment tax credits for battery storage projects that begin construction by the end of 2033, which phase out by the end of 2035. Renewable energy projects that begin construction in 2026 and beyond that use a certain threshold percentage of materials from prohibited foreign entities, as defined in the OBBBA, are not eligible for the tax credits. Production tax credits associated with nuclear generation remain unchanged from the IRA and phase out by the end of 2032. Furthermore, the new law continues to allow for transferability of the production and investment tax credits to an unrelated party for cash but such credits are restricted from being transferred to specified foreign entities, as defined in the OBBBA. Ameren did not have any material impacts on its results of operations, financial position, and liquidity in 2025 related to the OBBBA. Implementation of the OBBBA provisions is subject to additional guidance, regulations, interpretations, amendments, or technical corrections that may be issued by the IRS or United States Department of Treasury. Ameren will continue to monitor and assess any impacts related to the OBBBA.

The following table presents the principal reasons for the difference between the effective income tax expense and rate and the federal statutory corporate income tax expense and rate for the years ended December 31, 2025, 2024, and 2023:

	2025		2024		2023
	Amount	Effective Tax Rate	Amount	Effective Tax Rate	Amount	Effective Tax Rate
Ameren
Federal statutory corporate income tax expense and rate	$335	21%	$267	21%	$282	21%
State and local taxes, net of federal income tax(a)	74	5	61	5	64	5
Tax credits
Renewable energy tax credits(b)	(61)	(4)	(117)	(9)	(52)	(4)
Other	(3)	—	(7)	—	(6)	—
Changes in valuation allowances	—	—	(4)	—	5	—
Nontaxable or nondeductible items	(2)	—	1	—	(5)	—
Other adjustments
Amortization of excess deferred income taxes(c)	(107)	(7)	(112)	(9)	(98)	(8)
Revaluation of excess deferred income taxes(d)	(86)	(5)	—	—	—	—
Depreciation differences	(14)	(1)	(8)	(1)	(7)	—
Other	—	—	2	—	—	—
Effective income tax expense and rate	$136	9%	$83	7%	$183	14%
Ameren Missouri
Federal statutory corporate income tax expense and rate	$166	21%	$100	21%	$113	21%
State and local taxes, net of federal income tax(a)	21	3	13	3	14	3
Tax credits
Renewable energy tax credits(b)	(61)	(8)	(113)	(24)	(49)	(10)
Other	(3)	—	(4)	(1)	(5)	(1)
Nontaxable or nondeductible items	1	—	1	—	(1)	—
Other adjustments
Amortization of excess deferred income taxes(c)	(75)	(10)	(79)	(17)	(80)	(15)
Depreciation differences	(6)	(1)	(5)	—	—	—
Effective income tax expense (benefit) and rate	$43	5%	(87)	(18)%	$(8)	(2)%
Ameren Illinois
Federal statutory corporate income tax expense and rate	$187	21%	$171	21%	$172	21%
State and local taxes, net of federal income tax(a)	66	7	62	7	61	7
Tax credits
Renewable energy tax credits	—	—	(3)	—	—	—
Other	(1)	—	(2)	—	(1)	—
Nontaxable or nondeductible items	(1)	—	—	—	(1)	—
Other adjustments
Amortization of excess deferred income taxes(c)	(31)	(3)	(32)	(4)	(17)	(2)
Revaluation of excess deferred income taxes(d)	(61)	(7)	—	—	—	—
Depreciation differences	(9)	(1)	(3)	—	(5)	—
Other	3	—	—	—	—	—
Effective income tax expense and rate	$153	17%	$193	24%	$209	26%
(a)State taxes in Missouri and Illinois made up the majority of the tax effect in this category for Ameren, Ameren Missouri, and Ameren Illinois.
(b)The benefit of the credits associated with Missouri renewable energy standard compliance is refunded to customers through the RESRAM. The benefit of the credits associated with the production and investment tax credit tracker will be refunded to customers based on MoPSC approval in a regulatory rate review.
(c)Reflects the amortization of a regulatory liability resulting from the revaluation of accumulated deferred income taxes subject to regulatory ratemaking, which are being refunded to customers.
(d)In 2024, the IRS issued a series of private letter rulings to another taxpayer, which provided guidance on applying IRS normalization rules to the calculation of tax benefits applicable to the ratemaking treatment related to net operating loss carryforwards. The rulings concluded that, for ratemaking purposes, net operating loss carryforwards should be reflected on a separate company basis and should not be reduced by payments received for the utilization of losses by other affiliates under a tax allocation agreement. In 2025, the FERC issued an order reflecting implementation of the rules for the other taxpayer who had a similar fact pattern as Ameren Illinois and ATXI. In addition, in 2025, the ICC issued orders in Ameren Illinois’ 2024 electric distribution service revenue requirement reconciliation adjustment proceeding and in its January 2025 natural gas rate review addressing the impacts of the private letter rulings. Accordingly, in 2025, Ameren and Ameren Illinois decreased income tax expense by $86 million and $61 million, respectively, to reflect the revaluation of excess deferred income tax regulatory liabilities resulting from TCJA for FERC-regulated and ICC-regulated jurisdictions pursuant to IRS guidance and recent FERC and ICC orders.

The following table presents the components of income tax expense (benefit) for the years ended December 31, 2025, 2024, and 2023:

	Ameren Missouri	Ameren Illinois	Other	Ameren
2025
Current taxes:
Federal	$(140)	$64	$(41)	$(117)
State	(2)	19	(17)	—
Deferred taxes:
Federal	233	38	(2)	269
State	38	63	1	102
Amortization of excess deferred income taxes	(75)	(31)	(1)	(107)
Amortization of deferred investment tax credits	(11)	—	—	(11)
Total income tax expense (benefit)	$43	$153	$(60)	$136
2024
Current taxes:
Federal	$(55)	$5	$7	$(43)
State	(3)	—	2	(1)
Deferred taxes:
Federal	45	144	(12)	177
State	8	76	(19)	65
Amortization of excess deferred income taxes	(79)	(32)	(1)	(112)
Amortization of deferred investment tax credits	(3)	—	—	(3)
Total income tax expense (benefit)	$(87)	$193	$(23)	$83
2023
Current taxes:
Federal	$(37)	$27	$(37)	$(47)
State	1	5	(5)	1
Deferred taxes:
Federal	102	123	35	260
State	9	71	(10)	70
Amortization of excess deferred income taxes	(80)	(17)	(1)	(98)
Amortization of deferred investment tax credits	(3)	—	—	(3)
Total income tax expense (benefit)	$(8)	$209	$(18)	$183
The following table presents the accumulated deferred income tax assets and liabilities recorded as a result of temporary differences and accumulated deferred production and investment tax credits at December 31, 2025 and 2024:

	Ameren Missouri	Ameren Illinois	Other	Ameren
2025
Accumulated deferred income taxes, net liability (asset):
Plant-related	$2,652	$2,416	$244	$5,312
Regulatory assets and liabilities, net	(179)	(130)	(16)	(325)
Deferred employee benefit costs	(2)	89	(16)	71
Tax carryforwards	(190)	(45)	(108)	(343)
Other	161	21	21	203
Total net accumulated deferred income tax liabilities (assets)	2,442	2,351	125	4,918
Accumulated deferred investment tax credits	260	3	—	263
Accumulated deferred income taxes and investment tax credits	$2,702	$2,354	$125	$5,181
2024
Accumulated deferred income taxes, net liability (asset):
Plant-related	$2,429	$2,250	$261	$4,940
Regulatory assets and liabilities, net	(193)	(170)	(22)	(385)
Deferred employee benefit costs	(25)	77	(25)	27
Tax carryforwards	(355)	(45)	(103)	(503)
Other	131	28	3	162
Total net accumulated deferred income tax liabilities (assets)	1,987	2,140	114	4,241
Accumulated deferred investment tax credits	230	3	—	233
Accumulated deferred income taxes and investment tax credits	$2,217	$2,143	$114	$4,474

The following table presents the components of accumulated deferred income tax assets relating to net operating loss carryforwards and tax credit carryforwards at December 31, 2025 and 2024:

	Ameren Missouri	Ameren Illinois	Other	Ameren
2025
Net operating loss carryforwards:
Federal(a)	$53	$—	$24	$77
State(b)	9	34	45	88
Total net operating loss carryforwards	$62	$34	$69	$165
Tax credit carryforwards:
Federal(c)	$128	$9	$39	$176
State(d)	—	2	—	2
Total tax credit carryforwards	$128	$11	$39	$178
2024
Net operating loss carryforwards:
Federal	$—	$—	$30	$30
State	—	34	29	63
Total net operating loss carryforwards	$—	$34	$59	$93
Tax credit carryforwards:
Federal	$355	$9	$44	$408
State	—	2	—	2
Total tax credit carryforwards	$355	$11	$44	$410
(a)No expiration date.
(b)Will expire between 2039 and 2047.
(c)Will expire between 2032 and 2045.
(d)Will expire between 2026 and 2030.
The following table presents the total income taxes paid, net of refunds, including production and investment tax credit sale proceeds, for the years ended December 31, 2025, 2024, and 2023:

	Ameren Missouri(a)			Ameren Illinois(a)			Ameren
	2025	2024	2023	2025	2024	2023	2025	2024	2023
Federal(b)	$(350)	$(131)	$(24)	$79	$(25)	$76	$(309)	$(92)	$(37)
State
Illinois	—	—	—	39	(21)	26	34	(12)	28
Missouri	(9)	(5)	5	—	—	—	(37)	12	(15)
Total taxes paid	$(359)	$(136)	$(19)	$118	$(46)	$102	$(312)	$(92)	$(24)
(a)Amounts represent income tax paid, net of refunds, to Ameren (parent), pursuant to the tax allocation agreement. See Note 1 – Summary of Significant Accounting Policies – Income Taxes for additional information.
(b)Includes production and investment tax credit sale proceeds for Ameren and Ameren Missouri of $314 million, $95 million, and $49 million for the years ended December 31, 2025, 2024, and 2023, respectively.
Uncertain Tax Positions
As of December 31, 2025 and 2024, the Ameren Companies did not record any uncertain tax positions.
Ameren is a part of the IRS’s compliance assurance process program, which involves real-time review of compliance with federal income tax law. State income tax returns are generally subject to examination for a period of three years after filing. The state impact of any federal changes remains subject to examination by various states for up to one year after formal notification to the states. Ameren’s federal tax return for the 2024 tax year is open, but, at the time of this filing, the Ameren Companies do not have material income tax issues under examination, administrative appeals, or litigation.
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
Energy Product Agreements
Based on the outcome of an IPA-administered procurement event in 2021, Ameren Missouri and Ameren Illinois have entered into an energy product agreement by which Ameren Missouri agreed to sell, and Ameren Illinois agreed to purchase, 136,000 MWhs at an average price of $37 per MWh from January 2022 through September 2023.
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
Ameren Missouri and Ameren Illinois had long-term receivables included in “Other assets” from Ameren Services of $36 million and $38 million, respectively, as of December 31, 2025, and $29 million and $32 million, respectively, as of December 31, 2024, related to Ameren Services’ allocated portion of Ameren’s pension and postretirement benefit plans.
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

Long-Term Debt, Net - Related Parties
In November 2024, December 2024, and June 2025, Ameren (parent) purchased senior secured notes and first mortgage bonds issued by Ameren Missouri, and first mortgage bonds issued by Ameren Illinois. See Note 5 – Long-term Debt and Equity Financings for additional information.
Tax Allocation Agreement
See Note 1 – Summary of Significant Accounting Policies for a discussion of the tax allocation agreement. The following table presents the affiliate balances related to income taxes for Ameren Missouri and Ameren Illinois as of December 31, 2025 and 2024:

	2025		2024
	Ameren Missouri	Ameren Illinois	Ameren Missouri	Ameren Illinois
Income taxes payable to parent(a)	$—	$4	$—	$32
Income taxes receivable from parent(b)	3	7	28	—
(a)Included in “Accounts payable – affiliates” on the balance sheet.
(b)Included in “Accounts receivable – affiliates” on the balance sheet.
Capital Contributions
The following table presents cash capital contributions received from Ameren (parent) by Ameren Missouri and Ameren Illinois for the years ended December 31, 2025, 2024, and 2023:

	2025	2024	2023
Ameren Missouri(a)	$28	$476	$—
Ameren Illinois(a)	2	36	91
(a)Includes capital contributions made as a result of the tax allocation agreement.

Effects of Related-party Transactions on the Statement of Income
The following table presents the impact on Ameren Missouri and Ameren Illinois of related-party transactions for the years ended December 31, 2025, 2024, and 2023. It is based primarily on the agreements discussed above and the money pool arrangements discussed in Note 4 – Short-term Debt and Liquidity.

Agreement	Income Statement Line Item			Ameren Missouri		Ameren Illinois
Ameren Missouri power supply agreements	Operating Revenues	2025		$—	$	(a)
with Ameren Illinois		2024		—		(a)
		2023		2		(a)
Ameren Missouri and Ameren Illinois	Operating Revenues	2025		31		1
rent and facility services		2024		31		1
		2023		32		(b)
Ameren Illinois interconnection agreement	Operating Revenues	2025		(a)		1
with Ameren Missouri		2024		(a)		(b)
		2023		(a)		—
Ameren Missouri and Ameren Illinois	Operating Revenues	2025		1		5
miscellaneous support services		2024		2		2
		2023		(b)		2
Total Operating Revenues		2025		$32		$7
		2024		33		3
		2023		34		2
Ameren Illinois power supply	Purchased Power	2025	$	(a)		$—
agreements with Ameren Missouri		2024		(a)		—
		2023		(a)		2
Ameren Missouri interconnection agreement	Purchased Power	2025		1		(a)
with Ameren Illinois		2024		(b)		(a)
		2023		—		(a)
Ameren Missouri and Ameren Illinois	Purchased Power	2025		10		2
transmission services from ATXI		2024		9		2
		2023		2		1
Total Purchased Power		2025		$11		$2
		2024		9		2
		2023		2		3
Ameren Missouri and Ameren Illinois	Other Operations and	2025	$	(b)		$3
rent and facility services	Maintenance	2024		1		1
		2023		(b)		3
Ameren Services support services	Other Operations and	2025		177		164
agreement	Maintenance	2024		169		158
		2023		148		138
Total Other Operations and		2025		$177		$167
Maintenance Expenses		2024		170		159
		2023		148		141
Money pool borrowings (advances)	(Interest Charges)	2025		$(1)		$1
	Other Income, Net	2024		(4)		(b)
		2023		(b)		(b)
Long-term debt, net - related parties	(Interest Charges)	2025		$(3)	$	(b)
		2024		(b)		(b)
		2023		(a)		(a)
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
Environmental Matters
Our electric generation, transmission, and distribution and natural gas distribution and storage operations must comply with a variety of statutes and regulations relating to the protection of the environment and human health and safety, including permitting programs implemented by federal, state, and local authorities. Such environmental laws regulate air emissions; protect water bodies; regulate the handling and disposal of hazardous substances and waste materials; establish siting and land use requirements; and protect against ecological impacts. Complex and lengthy processes are required to obtain and renew approvals, permits, and licenses for new, existing, or modified energy-related facilities. Additionally, the use and handling of various chemicals and hazardous materials require release prevention plans and emergency response procedures.
Environmental regulations impact the electric utility industry, and compliance obligations could be costly for Ameren Missouri, which operates coal-fired and natural gas-fired energy centers. Compliance obligations under the Clean Air Act stem from a variety of programs including the NSPS, the MATS, emission allowance programs, the CSAPR, and the National Ambient Air Quality Standards, which are subject to periodic review for certain pollutants. Collectively, these regulations cover a variety of pollutants, such as SO2, particulate matter, NOx, mercury, toxic metals and acid gases, and CO2 emissions, although the scope of covered pollutants can change. To the extent our operations impact surface water bodies, including wetlands, the Clean Water Act requires permitting as well as evaluation of the ecological and biological impact of those operations. Implementation of requirements under the Clean Air Act and the Clean Water Act typically occurs through the issuance of permits by state regulators or resource agencies, and capital expenditures associated with compliance could be significant. The management and disposal of coal ash from our coal-fired energy centers must comply with federal regulations known as the CCR Rule issued under the Resource Conservation and Recovery Act and require the closure of surface impoundments at our coal-fired energy centers along with groundwater monitoring requirements and the implementations of corrective measures if necessary. The combined effects of compliance with existing and future environmental regulations could result in significant capital expenditures, increased operating costs, and the potential for closure or alteration of operations at some of Ameren Missouri’s energy centers. Ameren and Ameren Missouri expect that such compliance costs would be recoverable through rates, subject to MoPSC prudence review, but the timing of costs and their recovery could be subject to regulatory lag.
Additionally, Ameren Missouri’s wind generation facilities may be subject to operating restrictions to limit the impact on protected species. Since 2021, Ameren Missouri’s High Prairie Energy Center has curtailed nighttime operations from April through October to limit impacts on protected species during the critical biological season. Ameren Missouri does not anticipate these operating curtailments will have a material impact on its results of operations, financial position, or liquidity. In 2026, Ameren Missouri plans to apply for a new federal permit to operate the High Prairie Energy Center which, if approved, would reduce restrictions limiting the energy center’s impact on protected species for 30 years. The application will also propose various mitigation measures and operating curtailments based on Ameren Missouri’s assessment of mitigation technologies. Ameren Missouri’s current permit expires in May 2027.
Due to various actions taken by the EPA, which are discussed below, Ameren and Ameren Missouri have revised capital expenditure estimates necessary to comply with environmental regulations to a range of $70 million to $100 million from 2026 through 2030. Additional capital expenditures beyond 2030 could be required. This estimate includes surface impoundment closure and corrective action measures required by the 2015 CCR Rule and modifications to cooling water intake structures at existing power plants under Clean Water Act rules in place prior to 2024, all of which are discussed below. The EPA could review and revise compliance requirements. In addition to planned retirements of coal-fired energy centers that were included in Ameren Missouri’s 2025 Change to the 2023 PRP and with respect to the Illinois emissions standards discussed below, Ameren Missouri’s current plan for compliance with existing air emission regulations includes burning low-sulfur coal and optimizing existing air pollution control equipment. Accordingly, the actual amount of capital expenditures required to comply with existing environmental regulations could vary from the above estimates because of uncertainty as to revisions to regulatory requirements by the EPA and/or state regulators and their timing and varying cost of potential compliance strategies, among other things.
The following sections describe the significant environmental statutes and regulations and environmental enforcement and remediation matters that affect or could affect our operations. The EPA could ultimately revise all or part of such federal regulations.

Clean Air Act
Federal and state laws, including the CSAPR, regulate emissions of SO2 and NOx through the reduction of emissions at their source and the use and retirement of emission allowances available for state budgets. In 2022, the EPA proposed the Good Neighbor Rule to reduce the transport of ozone from power plants by reducing the amount of CSAPR NOx allowances available for compliance. The EPA subsequently rejected state implementation plans proposed by Missouri and other states to comply with the Good Neighbor Rule and issued a federal implementation plan. The disapprovals for some state implementation plans, including Missouri’s, were stayed by multiple appellate courts, and in 2024, the United States Supreme Court issued a stay of the federal implementation plan. In January 2026, the EPA issued a proposed rule to reconsider the Good Neighbor Rule. Ameren Missouri complies with the current CSAPR requirements by minimizing emissions with low-sulfur coal, operation of two scrubbers at its Sioux Energy Center, and optimization of existing NOx air pollution control equipment. If a final rule is issued similar to the proposed rule, Ameren Missouri would not expect additional NOx controls at its coal-fired energy centers to be necessary.
CO2 Emissions Standards
In April 2024, the EPA issued a final rule that sets CO2 emission standards for existing coal-fired and new natural gas-fired power plants based on the emissions expected from adoption of carbon capture technology and/or natural gas co-firing for coal-fired power plants and carbon capture technology for new natural gas-fired power plants. Affected power plants are required to comply with the rule through a phased-in approach or retire. In June 2025, the EPA issued a proposed rule to repeal all greenhouse gas emissions standards for fossil fuel-fired power plants, including the April 2024 rule. The EPA expects to issue a final rule in the first half of 2026. In addition, in February 2026, the EPA issued a final rule rescinding its 2009 Endangerment Finding for greenhouse gas emissions, which was the basis for implementing greenhouse gas emissions standards. Ameren and Ameren Missouri are assessing the final rule and, at this time, cannot predict the final impacts on their results of operations, financial position, and liquidity.
MATS
In April 2024, the EPA revised the MATS by establishing a more stringent standard for emissions of particulate matter, as well as requiring the use of continuous emissions monitoring systems. In April 2025, the presidential administration issued a proclamation through which it granted owners of coal-fired energy centers, including Ameren Missouri, a two-year extension of the compliance deadline. As such, the compliance deadline for the Labadie and Sioux energy centers is now set for July 2029. In June 2025, the EPA issued a proposed rule to repeal the April 2024 revisions to the MATS. The EPA expects to issue a final rule in 2026.
NSPS
In January 2026, the EPA issued a final rule that established NOx emission standards for several subcategories of natural gas-fired stationary CTs that began construction after December 13, 2024, based on size, utilization, design efficiency, and fuel type. Ameren and Ameren Missouri are assessing the final rule and, at this time, cannot predict the final impacts on their results of operations, financial position, and liquidity.
NSR and Clean Air Act Litigation
In December 2024, the United States District Court for the Eastern District of Missouri issued an order resolving all outstanding claims related to a complaint filed against Ameren Missouri by the United States Department of Justice that alleged certain projects performed at the coal-fired Rush Island Energy Center violated provisions of the Clean Air Act. The order requires Ameren Missouri to fund a program to provide electric buses and charging stations to schools within its service territory and a program to provide air purifiers to eligible electric residential customers. Ameren and Ameren Missouri each had liabilities of $36 million in “Other current liabilities” on their consolidated balance sheets as of December 31, 2025 and had liabilities of $40 million and $24 million in “Other current liabilities” and “Other deferred credits and liabilities”, respectively, on their consolidated balance sheets as of December 31, 2024. In addition, Ameren and Ameren Missouri each recorded charges of $59 million in “Other operations and maintenance” on their consolidated statements of income in 2024 related to the cost of these programs.
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

CCR Management
The EPA’s 2015 CCR Rule establishes requirements for the management and disposal of CCR from coal-fired power plants and has resulted in the closure of surface impoundments at Ameren Missouri’s energy centers, with closures of surface impoundments in process at its Sioux Energy Center and retired Meramec Energy Center. Ameren Missouri plans to substantially complete the closures of remaining surface impoundments by the end of 2026. Ameren Missouri’s CCR management compliance plan includes installation of groundwater monitoring equipment and groundwater treatment facilities. In April 2024, the EPA revised the CCR Rule to impose groundwater monitoring, and corrective action, closure, and post-closure requirements on certain active and inactive CCR surface impoundments and disposal units not previously included in the 2015 CCR Rule. Ameren and Ameren Missouri had AROs of $56 million associated with CCR storage facilities recorded on their respective balance sheets as of December 31, 2025. This amount includes an immaterial incremental ARO related to the 2024 CCR Rule, which may be revised as additional site studies are performed. The EPA could reconsider aspects of the 2015 and 2024 CCR rules. Ameren and Ameren Missouri are monitoring the ongoing legal challenges and regulatory developments but, at this time, cannot predict the final impacts of the 2024 CCR Rule on their results of operations, financial position, and liquidity.
Remediation
The Ameren Companies are involved in a number of remediation actions to clean up sites impacted by the use or disposal of materials containing hazardous substances. Federal and state laws can require responsible parties to fund remediation regardless of their degree of fault, the legality of original disposal, or the ownership of a disposal site.
As of December 31, 2025, Ameren Illinois has remediated the majority of the 44 former MGP sites in Illinois with an estimated remaining obligation primarily related to three of these former MGP sites at $45 million to $90 million. Ameren and Ameren Illinois recorded a liability of $45 million to represent the estimated minimum obligation for these sites, as no other amount within the range was a better estimate. Ameren and Ameren Illinois cannot estimate the completion dates of the estimated remaining obligation due to site accessibility, among other things. The scope of the remediation activities at these former MGP sites may increase as remediation efforts continue. Considerable uncertainty remains in these estimates because many site-specific factors can influence the actual costs, including unanticipated underground structures, the degree to which groundwater is impacted, regulatory changes, local ordinances, and site accessibility. The actual costs and timing of completion may vary substantially from these estimates.
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
Illinois Emission Standards
Currently as required by the CEJA, Ameren Missouri's natural gas-fired energy centers in Illinois are subject to annual limits on emissions, including CO2 and NOx. Further reductions to emissions limits will become effective between 2030 and 2040, resulting in the possible closure of the Venice Energy Center by the end of 2029. The reductions could also limit the operations of Ameren Missouri's four other natural gas-fired energy centers located in the state of Illinois and will result in their closure by 2040. These energy centers are utilized to support peak loads. Subject to conditions in the CEJA, these energy centers may be allowed to exceed the emissions limits in order to maintain reliability of electric utility service.

NOTE 15 – SUPPLEMENTAL INFORMATION
Cash, Cash Equivalents, and Restricted Cash
The following table provides a reconciliation of cash, cash equivalents, and restricted cash reported within the balance sheets and the statements of cash flows as of December 31, 2025 and 2024:

	December 31, 2025			December 31, 2024
	Ameren	Ameren Missouri	Ameren Illinois	Ameren	Ameren Missouri	Ameren Illinois
“Cash and cash equivalents”	$13	$6	$3	$7	$—	$—
Restricted cash included in “Other current assets”	63	54	5	15	7	6
Restricted cash included in “Other assets”	336	—	336	296	—	296
Restricted cash included in “Nuclear decommissioning trust fund”	8	8	—	10	10	—
Total cash, cash equivalents, and restricted cash	$420	$68	$344	$328	$17	$302
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
Accounts Receivable
“Accounts receivable – trade” on Ameren’s and Ameren Illinois’ balance sheets include certain receivables purchased at a discount from alternative retail electric suppliers that elect to participate in the utility consolidated billing program. At December 31, 2025 and 2024, “Other current liabilities” on Ameren’s and Ameren Illinois’ balance sheets included payables for purchased receivables of $47 million and $43 million, respectively.
The following table provides a reconciliation of the beginning and ending amount of the allowance for doubtful accounts for the years ended December 31, 2025 and 2024:

	December 31, 2025			December 31, 2024
	Ameren Missouri	Ameren Illinois(a)	Ameren	Ameren Missouri	Ameren Illinois(a)	Ameren
Beginning balance at January 1	$12	$18	$30	$12	$18	$30
Bad debt expense	17	34	51	11	28	39
Charged to other accounts(b)	—	7	7	—	8	8
Net write-offs	(12)	(37)	(49)	(11)	(36)	(47)
Ending balance at December 31	$17	$22	$39	$12	$18	$30
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
The following table provides supplemental balance sheet information related to operating leases as of December 31, 2025 and 2024:

	December 31, 2025		December 31, 2024
	Ameren	Ameren Missouri	Ameren	Ameren Missouri
Other assets	$76	$70	$72	$69
Other current liabilities	3	2	5	4
Other deferred credits and liabilities	73	68	67	65
Weighted average remaining operating lease term	28 years	29 years	29 years	30 years
Weighted average discount rate(a)	5.3%	5.3%	5.3%	5.3%
(a)As an implicit rate is not readily determinable under most of our lease agreements, we use our incremental borrowing rate based on the information available at commencement date in determining the present value of lease payments. We use an implicit rate when readily determinable.
The following table presents Ameren’s and Ameren Missouri’s remaining maturities of operating lease liabilities as of December 31, 2025:

	Ameren	Ameren Missouri
2026	$6	$5
2027	6	5
2028	6	5
2029	6	5
2030	5	4
Thereafter	129	127
Total lease payments	$158	$151
Less imputed interest	82	81
Total	$76	$70
Inventories
The following table presents the components of inventories for each of the Ameren Companies at December 31, 2025 and 2024:

	December 31, 2025			December 31, 2024
	Ameren Missouri	Ameren Illinois	Ameren	Ameren Missouri	Ameren Illinois	Ameren
Fuel(a)	$101	$—	$101	$113	$—	$113
Natural gas stored underground	10	88	98	9	82	91
Materials, supplies, and other	381	190	575	392	162	558
Total inventories	$492	$278	$774	$514	$244	$762
(a)Consists of coal, oil, and propane.

Asset Retirement Obligations
The following table provides a reconciliation of the beginning and ending carrying amount of AROs for the years ended December 31, 2025 and 2024:

	December 31, 2025						December 31, 2024
	Ameren Missouri		Ameren Illinois		Ameren		Ameren Missouri		Ameren Illinois		Ameren
Beginning balance at January 1	$823	(a)	$4	(b)	$827	(a)	$787		$4		$791
Liabilities incurred	—		—		—		21	(c)	—		21	(c)
Liabilities settled	(10)		—		(10)		(13)		—		(13)
Accretion(d)	36	(d)	—		36	(d)	35		—		35
Change in estimates	—		1		1		(7)		—		(7)
Ending balance at December 31	$849	(a)(e)	$5	(b)	$854	(a)(e)	$823	(a)(e)	$4	(b)	$827	(a)(e)
(a)Balance included $5 million and $5 million in “Other current liabilities” on the balance sheet as of December 31, 2025 and 2024, respectively.
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
(e)The balance included an ARO related to the decommissioning of the Callaway Enter Center of $678 million and $648 million as of December 31, 2025 and 2024, respectively.
Deferred Compensation
As of December 31, 2025, and 2024, the present value of benefits to be paid for deferred compensation obligations was $79 million and $79 million, respectively, which was primarily reflected in “Other deferred credits and liabilities” on Ameren’s consolidated balance sheet. Deferred compensation obligations are primarily recorded on the balance sheet of Ameren (parent).
Excise Taxes
Ameren Missouri and Ameren Illinois collect from their customers excise taxes, including municipal and state excise taxes and gross receipts taxes, that are levied on the sale or distribution of natural gas and electricity. The following table presents the excise taxes recorded on a gross basis in “Operating Revenues – Electric,” “Operating Revenues – Natural gas” and “Operating Expenses – Taxes other than income taxes” on the statements of income for the years ended December 31, 2025, 2024, and 2023:

	2025	2024	2023
Ameren Missouri	$189	$169	$166
Ameren Illinois	140	130	121
Ameren	$329	$299	$287

Allowance for Funds Used During Construction
The following table presents the average rate that was applied to eligible construction work in progress and the amounts of allowance for funds used during construction capitalized in 2025, 2024, and 2023:

	2025	2024	2023
Average rate:
Ameren Missouri	7%	6%	6%
Ameren Illinois	7%	6%	6%
Ameren:
Allowance for equity funds used during construction	$88	$76	$54
Allowance for borrowed funds used during construction	52	56	48
Total Ameren	$140	$132	$102
Ameren Missouri:
Allowance for equity funds used during construction	$56	$58	$30
Allowance for borrowed funds used during construction	36	39	27
Total Ameren Missouri	$92	$97	$57
Ameren Illinois:
Allowance for equity funds used during construction	$30	$17	$19
Allowance for borrowed funds used during construction	15	15	17
Total Ameren Illinois	$45	$32	$36
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
The following table reconciles the weighted-average number of common shares outstanding to the diluted weighted-average number of common shares outstanding for the years ended December 31, 2025, 2024, and 2023:

	2025	2024	2023
Weighted-average Common Shares Outstanding – Basic	270.5	266.8	262.8
Assumed settlement of performance share units and restricted stock units	0.9	0.5	0.6
Dilutive effect of forward sale agreements	0.8	0.1	—
Weighted-average Common Shares Outstanding – Diluted(a)	272.2	267.4	263.4
(a)There was an immaterial number of anti-dilutive securities excluded from the earnings per diluted share calculations as calculated using the treasury stock method for the years ended December 31, 2025, 2024, and 2023 related to performance share units and restricted stock units. Outstanding forward sale agreements as of December 31, 2025 and 2024 that were anti-dilutive for the years ended December 31, 2025 and 2024, respectively, were excluded from the earnings per diluted share calculation as calculated using the treasury stock method. The outstanding forward sale agreements as of December 31, 2023, were anti-dilutive for the year ended December 31, 2023, and excluded from the earnings per diluted share calculation as calculated using the treasury stock method. For additional information about the outstanding forward sale agreements, see Note 5 – Long-term Debt and Equity Financings.

Supplemental Cash Flow Information
The following table provides noncash financing and investing activity excluded from the statements of cash flows for the years ended December 31, 2025, 2024, and 2023:

	December 31, 2025			December 31, 2024			December 31, 2023
	Ameren	Ameren Missouri	Ameren Illinois	Ameren	Ameren Missouri	Ameren Illinois	Ameren	Ameren Missouri	Ameren Illinois
Investing
Accrued capital expenditures, including nuclear fuel expenditures	$622	$355	$210	$480	$303	$157	$518	$270	$212
Net realized and unrealized gain (loss) – nuclear decommissioning trust fund	160	160	—	165	165	—	167	167	—
Return of investment in industrial development revenue bonds(a)	—	—	—	—	—	—	240	240	—
Financing
Issuance of common stock for stock-based compensation	$25	$—	$—	$16	$—	$—	$40	$—	$—
Issuance of common stock under the DRPlus	7	—	—	7	—	—	7	—	—
Termination of a financing agreement(a)	—	—	—	—	—	—	240	240	—
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
The CODMs for Ameren, Ameren Missouri, and Ameren Illinois are the Chief Executive Officer of Ameren, the Group President of Ameren Utilities of Ameren, and the Chief Financial Officer of Ameren. The CODMs use net income to evaluate income generated from the segments to make decisions about resources allocated to each segment and assess segment performance. Net income is also used to monitor budget versus actual results when assessing segment performance.

The following tables present information about the reported revenue and specified items reflected in net income attributable to common shareholders and capital expenditures by segment at Ameren and Ameren Illinois for the years ended December 31, 2025, 2024, and 2023. Ameren, Ameren Missouri, and Ameren Illinois management review segment capital expenditure information rather than any individual or total asset amount.
Ameren

	Reportable Segments
	Ameren Missouri	Ameren Illinois Electric Distribution	Ameren Illinois Natural Gas	Ameren Transmission		Other	Intersegment Eliminations	Ameren
2025
External revenues	$4,763	$2,393	$968	$675		$—	$—	$8,799
Intersegment revenues	32	6	—	187		—	(225)	—
Revenue	4,795	2,399	968	862		—	(225)	8,799
Fuel and purchased power(a)	(1,538)	(941)	—	—		—	173	(2,306)
Natural gas purchased for resale(a)	(65)	—	(283)	—		—	—	(348)
Other operations and maintenance expenses(a)	(1,029)	(656)	(233)	(74)		(34)	52	(1,974)
Other segment items
Depreciation and amortization	(860)	(373)	(128)	(199)		(8)	—	(1,568)
Taxes other than income taxes	(393)	(82)	(82)	(9)		(11)	—	(577)
Other income, net	180	89	19	24		42	(7)	347
Interest charges	(297)	(107)	(65)	(120)	(b)	(194)	7	(776)
Income taxes (benefit)	(43)	(47)	(38)	(68)		60	—	(136)
Noncontrolling interests – preferred stock dividends	(3)	(1)	—	(1)		—	—	(5)
Net income (loss) attributable to Ameren common shareholders	$747	$281	$158	$415		$(145)	$—	$1,456

Interest income	$9	$30	$—	$3		$6	$(7)	$41
Capital expenditures	2,502	635	283	717		8	(17)	4,128
2024
External revenues	$3,960	$2,088	$938	$637		$—	$—	$7,623
Intersegment revenues	33	1	—	144		—	(178)	—
Revenue	3,993	2,089	938	781		—	(178)	7,623
Fuel and purchased power(a)	(1,071)	(740)	—	—		—	130	(1,681)
Natural gas purchased for resale(a)	(60)	—	(260)	—		—	—	(320)
Other operations and maintenance expenses(a)	(1,050)	(619)	(230)	(70)		(48)	48	(1,969)
Other segment items
Depreciation and amortization	(917)	(369)	(129)	(167)		(8)	—	(1,590)
Taxes other than income taxes	(372)	(75)	(78)	(9)		(13)	—	(547)
Other income, net	196	97	27	26		83	(12)	417
Interest charges	(244)	(98)	(63)	(117)	(b)	(153)	12	(663)
Income taxes (benefit)	87	(50)	(56)	(120)		56	—	(83)
Noncontrolling interests – preferred stock dividends	(3)	(1)	—	(1)		—	—	(5)
Net income (loss) attributable to Ameren common shareholders	$559	$234	$149	$323		$(83)	$—	$1,182

Interest income	$8	$28	$1	$6		$10	$(12)	$41
Capital expenditures	2,712	579	264	758		7	(1)	4,319

	Reportable Segments
	Ameren Missouri	Ameren Illinois Electric Distribution	Ameren Illinois Natural Gas	Ameren Transmission		Other	Intersegment Eliminations	Ameren
2023
External revenues	$3,825	$2,217	$897	$561		$—	$—	$7,500
Intersegment revenues	34	1	—	116		—	(151)	—
Revenue	3,859	2,218	897	677		—	(151)	7,500
Fuel and purchased power(a)	(997)	(933)	—	—		—	118	(1,812)
Natural gas purchased for resale(a)	(79)	—	(276)	—		—	—	(355)
Other operations and maintenance expenses(a)	(1,003)	(532)	(237)	(60)		(67)	33	(1,866)
Other segment items
Depreciation and amortization	(783)	(351)	(108)	(138)		(7)	—	(1,387)
Taxes other than income taxes	(360)	(75)	(67)	(8)		(12)	—	(522)
Other income, net	130	103	30	28		62	(5)	348
Interest charges	(227)	(89)	(55)	(96)	(b)	(104)	5	(566)
Income taxes (benefit)	8	(82)	(50)	(106)		47	—	(183)
Noncontrolling interests – preferred stock dividends	(3)	(1)	—	(1)		—	—	(5)
Net income (loss) attributable to Ameren common shareholders	$545	$258	$134	$296		$(81)	$—	$1,152

Interest income	$11	$19	$1	$2		$5	$(5)	$33
Capital expenditures	1,760	752	299	804		9	(27)	3,597
(a)Significant segment expense that is regularly provided to the CODMs. Intersegment expenses are included within the amounts shown.
(b)Ameren Transmission interest charges include an allocation of financing costs from Ameren (parent).

Ameren Illinois

	Reportable Segments
	Ameren Illinois Electric Distribution	Ameren Illinois Natural Gas	Ameren Illinois Transmission	Intersegment Eliminations	Ameren Illinois
2025
External revenues	$2,399	$968	$477	$—	$3,844
Intersegment revenues	—	—	160	(160)	—
Revenue	2,399	968	637	(160)	3,844
Purchased power(a)	(941)	—	—	160	(781)
Natural gas purchased for resale(a)	—	(283)	—	—	(283)
Other operations and maintenance expenses(a)	(656)	(233)	(56)	—	(945)
Other segment items
Depreciation and amortization	(373)	(128)	(151)	—	(652)
Taxes other than income taxes	(82)	(82)	(5)	—	(169)
Other income, net	89	19	28	—	136
Interest charges	(107)	(65)	(88)	—	(260)
Income taxes	(47)	(38)	(68)	—	(153)
Noncontrolling interests – preferred stock dividends	(1)	—	(1)	—	(2)
Net income available to common shareholder	$281	$158	$296	$—	$735

Interest income	$30	$—	$2	$—	$32
Capital expenditures	635	283	563	—	1,481
2024
External revenues	$2,089	$938	$445	$—	$3,472
Intersegment revenues	—	—	119	(119)	—
Revenue	2,089	938	564	(119)	3,472
Purchased power(a)	(740)	—	—	119	(621)
Natural gas purchased for resale(a)	—	(260)	—	—	(260)
Other operations and maintenance expenses(a)	(619)	(230)	(57)	—	(906)
Other segment items
Depreciation and amortization	(369)	(129)	(121)	—	(619)
Taxes other than income taxes	(75)	(78)	(4)	—	(157)
Other income, net	97	27	23	—	147
Interest charges	(98)	(63)	(80)	—	(241)
Income taxes	(50)	(56)	(87)	—	(193)
Noncontrolling interests – preferred stock dividends	(1)	—	(1)	—	(2)
Net income available to common shareholder	$234	$149	$237	$—	$620

Interest income	$28	$1	$3	$—	$32
Capital expenditures	579	264	624	—	1,467

	Reportable Segments
	Ameren Illinois Electric Distribution	Ameren Illinois Natural Gas	Ameren Illinois Transmission	Intersegment Eliminations	Ameren Illinois
2023
External revenues	$2,218	$897	$367	$—	$3,482
Intersegment revenues	—	—	113	(113)	—
Revenue	2,218	897	480	(113)	3,482
Purchased power(a)	(933)	—	—	113	(820)
Natural gas purchased for resale(a)	—	(276)	—	—	(276)
Other operations and maintenance expenses(a)	(532)	(237)	(49)	—	(818)
Other segment items
Depreciation and amortization	(351)	(108)	(97)	—	(556)
Taxes other than income taxes	(75)	(67)	(4)	—	(146)
Other income, net	103	30	23	—	156
Interest charges	(89)	(55)	(60)	—	(204)
Income taxes	(82)	(50)	(77)	—	(209)
Noncontrolling interests – preferred stock dividends	(1)	—	(1)	—	(2)
Net income available to common shareholder	$258	$134	$215	$—	$607

Interest income	$19	$1	$1	$—	$21
Capital expenditures	752	299	680	—	1,731
(a)Significant segment expense that is regularly provided to the CODMs. Intersegment expenses are included within the amounts shown.

The following tables present disaggregated revenues by segment at Ameren and Ameren Illinois for the years ended December 31, 2025, 2024, and 2023. Economic factors affect the nature, timing, amount, and uncertainty of revenues and cash flows in a similar manner across customer classes. Revenues from alternative revenue programs have a similar distribution among customer classes as revenues from contracts with customers. Other revenues not associated with contracts with customers are presented in the Other customer classification, along with electric transmission and off-system sales and capacity revenues.
Ameren

	Ameren Missouri	Ameren Illinois Electric Distribution	Ameren Illinois Natural Gas	Ameren Transmission	Intersegment Eliminations	Ameren
2025
Residential	$1,839	$1,483	$—	$—	$—	$3,322
Commercial	1,450	785	—	—	—	2,235
Industrial	342	199	—	—	—	541
Other	1,000	(68)	—	862	(224)	1,570
Total electric revenues	$4,631	$2,399	$—	$862	$(224)	$7,668
Residential	$101	$—	$680	$—	$—	$781
Commercial	44	—	185	—	—	229
Industrial	5	—	12	—	—	17
Other	14	—	91	—	(1)	104
Total gas revenues	$164	$—	$968	$—	$(1)	$1,131
Total revenues(a)	$4,795	$2,399	$968	$862	$(225)	$8,799
2024
Residential	$1,638	$1,254	$—	$—	$—	$2,892
Commercial	1,313	680	—	—	—	1,993
Industrial	311	178	—	—	—	489
Other	585	(23)	—	781	(177)	1,166
Total electric revenues	$3,847	$2,089	$—	$781	$(177)	$6,540
Residential	$90	$—	$661	$—	$—	$751
Commercial	37	—	166	—	—	203
Industrial	4	—	10	—	—	14
Other	15	—	101	—	(1)	115
Total gas revenues	$146	$—	$938	$—	$(1)	$1,083
Total revenues(a)	$3,993	$2,089	$938	$781	$(178)	$7,623
2023
Residential	$1,577	$1,344	$—	$—	$—	$2,921
Commercial	1,280	747	—	—	—	2,027
Industrial	306	186	—	—	—	492
Other	531	(59)	—	677	(150)	999
Total electric revenues	$3,694	$2,218	$—	$677	$(150)	$6,439
Residential	$100	$—	$657	$—	$—	$757
Commercial	46	—	164	—	—	210
Industrial	5	—	14	—	—	19
Other	14	—	62	—	(1)	75
Total gas revenues	$165	$—	$897	$—	$(1)	$1,061
Total revenues(a)	$3,859	$2,218	$897	$677	$(151)	$7,500
(a)The following table presents increases/(decreases) in revenues from alternative revenue programs and other revenues not from contracts with customers for the years ended December 31, 2025, 2024, and 2023:

	Ameren Missouri		Ameren Illinois Electric Distribution	Ameren Illinois Natural Gas	Ameren Transmission	Intersegment Eliminations	Ameren
2025
Revenues from alternative revenue programs	$(5)		$(135)	$(34)	$(26)	$—	$(200)
Other revenues not from contracts with customers	6	(a)	13	3	—	(4)	18	(a)
2024
Revenues from alternative revenue programs	$4		$(43)	$(3)	$33	$—	$(9)
Other revenues not from contracts with customers	7	(a)	10	2	—	—	19	(a)
2023
Revenues from alternative revenue programs	$(5)		$116	$49	$19	$—	$179
Other revenues not from contracts with customers	(9)	(a)	7	2	—	—	—	(a)
(a)Includes net realized gains and losses on derivative power contracts.
Ameren Illinois

	Ameren Illinois Electric Distribution	Ameren Illinois Natural Gas	Ameren Illinois Transmission	Intersegment Eliminations	Ameren Illinois
2025
Residential	$1,483	$680	$—	$—	$2,163
Commercial	785	185	—	—	970
Industrial	199	12	—	—	211
Other	(68)	91	637	(160)	500
Total revenues(a)	$2,399	$968	$637	$(160)	$3,844
2024
Residential	$1,254	$661	$—	$—	$1,915
Commercial	680	166	—	—	846
Industrial	178	10	—	—	188
Other	(23)	101	564	(119)	523
Total revenues(a)	$2,089	$938	$564	$(119)	$3,472
2023
Residential	$1,344	$657	$—	$—	$2,001
Commercial	747	164	—	—	911
Industrial	186	14	—	—	200
Other	(59)	62	480	(113)	370
Total revenues(a)	$2,218	$897	$480	$(113)	$3,482
(a)The following table presents increases/(decreases) in revenues from alternative revenue programs and other revenues not from contracts with customers for the Ameren Illinois segments for the years ended December 31, 2025, 2024, and 2023:

	Ameren Illinois Electric Distribution	Ameren Illinois Natural Gas	Ameren Illinois Transmission	Ameren Illinois
2025
Revenues from alternative revenue programs	$(135)	$(34)	$(19)	$(188)
Other revenues not from contracts with customers	13	3	—	16
2024
Revenues from alternative revenue programs	$(43)	$(3)	$29	$(17)
Other revenues not from contracts with customers	10	2	—	12
2023
Revenues from alternative revenue programs	$116	$49	$12	$177
Other revenues not from contracts with customers	7	2	—	9
ITEM 9.CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.

ITEM 9A.CONTROLS AND PROCEDURES
(a)Evaluation of Disclosure Controls and Procedures
As of December 31, 2025, evaluations were performed under the supervision and with the participation of management, including the principal executive officer and the principal financial officer of each of the Ameren Companies, of the effectiveness of the design and operation of such registrant’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act). Based on those evaluations, as of December 31, 2025, the principal executive officer and the principal financial officer of each of the Ameren Companies concluded that such disclosure controls and procedures are effective to provide assurance that information required to be disclosed in such registrant’s reports filed or submitted under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to its management, including its principal executive and principal financial officers, to allow timely decisions regarding required disclosure.
(b)Management’s Report on Internal Control over Financial Reporting
Management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Under the supervision of and with the participation of management, including the principal executive officer and the principal financial officer, an evaluation was conducted of the effectiveness of each of the Ameren Companies’ internal control over financial reporting based on the framework in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). After making that evaluation, management concluded that each of the Ameren Companies’ internal control over financial reporting was effective as of December 31, 2025. The effectiveness of Ameren’s internal control over financial reporting as of December 31, 2025, has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in its report herein under Part II, Item 8. This annual report does not include an attestation report of Ameren Missouri’s or Ameren Illinois’ (the Subsidiary Registrants) independent registered public accounting firm regarding internal control over financial reporting. Management’s report for each of the Subsidiary Registrants is not subject to attestation by an independent registered public accounting firm.
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
ITEM 9B.OTHER INFORMATION
Insider Adoption or Termination of Trading Arrangements
During the fiscal quarter ended December 31, 2025, none of our directors or officers informed us of the adoption or termination of a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as those terms are defined in Regulation S-K, Item 408.
ITEM 9C.DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS
Not Applicable.
PART III
ITEM 10.DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
Information required by Items 401, 405, 406, 407(c)(3), (d)(4) and (d)(5), and 408(b) of SEC Regulation S-K for Ameren will be included in its definitive proxy statement for its 2026 annual meeting of shareholders filed pursuant to SEC Regulation 14A; it is incorporated herein by reference. Information required by these SEC Regulation S-K items for Ameren Missouri and Ameren Illinois will be included in each company’s definitive information statement for its 2026 annual meeting of shareholders filed pursuant to SEC Regulation 14C; it is incorporated herein by reference. Specifically, reference is made to the following sections of Ameren’s definitive proxy statement and to each of Ameren Missouri’s and Ameren Illinois’ definitive information statements: “Information About our Executive Officers,” “Information Concerning Nominees to the Board of Directors,” “Section 16(a) Beneficial Ownership Reporting Compliance” and “Corporate Governance.”
Ameren Missouri and Ameren Illinois do not have separately designated standing audit committees, but instead use Ameren’s Audit and Risk Committee to perform such committee functions for their boards of directors. These companies do not have securities listed on the

NYSE and therefore are not subject to the NYSE listing standards. Richard J. Harshman serves as chairman of Ameren’s Audit and Risk Committee and Ward H. Dickson, Jamie L. Engstrom, Rafael Flores, and Leo S. Mackay, Jr. serve as members. The board of directors of Ameren has determined that each of Richard J. Harshman, Ward H. Dickson and Leo S. Mackay, Jr. qualifies as an audit committee financial expert and is “independent” as that term is used in SEC Regulation 14A.
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
ITEM 11.EXECUTIVE COMPENSATION
Information required by Items 402 and 407(e)(4) and (e)(5) of SEC Regulation S-K for Ameren will be included in its definitive proxy statement for its 2026 annual meeting of shareholders filed pursuant to SEC Regulation 14A; it is incorporated herein by reference. Information required by these SEC Regulation S-K items for Ameren Missouri and Ameren Illinois will be included in each company’s definitive information statement for its 2026 annual meeting of shareholders filed pursuant to SEC Regulation 14C; it is incorporated herein by reference. Specifically, reference is made to the following sections of Ameren’s definitive proxy statement and to each of Ameren Missouri’s and Ameren Illinois’ definitive information statements: “Executive Compensation Matters” and “Human Resources Committee Interlocks and Insider Participation.”
ITEM 12.SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
Equity Compensation Plan Information
The following table presents information as of December 31, 2025, with respect to the shares of Ameren’s common stock that may be issued under its existing equity compensation plans:

Plan Category	Column A Number of Securities To Be Issued Upon Exercise of Outstanding Options, Warrants and Rights(a)	Column B Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights	Column C Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (excluding securities reflected in Column A)(b)
Equity compensation plans approved by security holders	1,418,540	(c)	7,328,962
Equity compensation plans not approved by security holders	—	—	—
Total	1,418,540	(c)	7,328,962
(a)Of the securities to be issued, 896,415 of the securities represent the target number of outstanding performance share units (PSUs) and 372,513 of the securities represent the number of outstanding restricted stock units (RSUs), both including accrued and reinvested dividends. The actual number of shares issued in respect of the PSUs will vary from 0% to 200% of the target level, depending upon the achievement of TSR objectives or performance goals established for such awards. For additional information about the PSUs and RSUs, including payout calculations, see “Compensation Discussion and Analysis – Long-Term Incentive Compensation” in Ameren’s definitive proxy statement for its 2026 annual meeting of shareholders, which will be filed pursuant to SEC Regulation 14A. The remaining 149,612 of the securities represent shares that may be issued to satisfy obligations under the Ameren Corporation Deferred Compensation Plan for Members of the Board of Directors.
(b)Includes shares remaining available for issuance pursuant to awards under the Ameren Corporation 2022 Omnibus Incentive Compensation Plan.
(c)No cash consideration is received when shares are distributed for earned PSUs, RSUs, and director awards. Accordingly, there is no weighted-average exercise price.
Ameren Missouri and Ameren Illinois do not have separate equity compensation plans.
Security Ownership of Certain Beneficial Owners and Management
The information required by Item 403 of SEC Regulation S-K for Ameren will be included in its definitive proxy statement for its 2026 annual meeting of shareholders filed pursuant to SEC Regulation 14A; it is incorporated herein by reference. Information required by this SEC Regulation S-K item for Ameren Missouri and Ameren Illinois will be included in each company’s definitive information statement for its

2026 annual meeting of shareholders filed pursuant to SEC Regulation 14C; it is incorporated herein by reference. Specifically, reference is made to the following section of Ameren’s definitive proxy statement and each of Ameren Missouri’s and Ameren Illinois’ definitive information statements: “Security Ownership.”
ITEM 13.CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
Information required by Items 404 and 407(a) of SEC Regulation S-K for Ameren will be included in its definitive proxy statement for its 2026 annual meeting of shareholders filed pursuant to SEC Regulation 14A; it is incorporated herein by reference. Information required by these SEC Regulation S-K items for Ameren Missouri and Ameren Illinois will be included in each company’s definitive information statement for its 2026 annual meeting of shareholders filed pursuant to SEC Regulation 14C; it is incorporated herein by reference. Specifically, reference is made to the following sections of Ameren’s definitive proxy statement and to each of Ameren Missouri’s and Ameren Illinois’ definitive information statements: “Related Person Transactions Policy” and “Director Independence.”
ITEM 14.PRINCIPAL ACCOUNTANT FEES AND SERVICES
Information required by Item 9(e) of SEC Schedule 14A for the Ameren Companies will be included in the definitive proxy statement of Ameren and the definitive information statements of Ameren Missouri and Ameren Illinois for their 2026 annual meetings of shareholders filed pursuant to SEC Regulations 14A and 14C, respectively; it is incorporated herein by reference. Specifically, reference is made to the following section of Ameren’s definitive proxy statement and each of Ameren Missouri’s and Ameren Illinois’ definitive information statements: “Selection of Independent Registered Public Accounting Firm.”

PART IV

ITEM 15.EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

Page No.
(a)(1) Financial Statements
Ameren
Report of Independent Registered Public Accounting Firm –
(PricewaterhouseCoopers LLP’s Public Company Accounting Oversight Board ID 238)	80
Consolidated Statement of Income and Comprehensive Income – Years Ended December 31, 2025, 2024, and 2023	86
Consolidated Balance Sheet – December 31, 2025 and 2024	87
Consolidated Statement of Cash Flows – Years Ended December 31, 2025, 2024, and 2023	88
Consolidated Statement of Shareholders’ Equity – Years Ended December 31, 2025, 2024, and 2023	89
Ameren Missouri
Report of Independent Registered Public Accounting Firm –
(PricewaterhouseCoopers LLP’s Public Company Accounting Oversight Board ID 238)	82
Consolidated Statement of Income – Years Ended December 31, 2025, 2024, and 2023	90
Consolidated Balance Sheet – December 31, 2025 and 2024	91
Consolidated Statement of Cash Flows – Years Ended December 31, 2025, 2024, and 2023	92
Consolidated Statement of Shareholders’ Equity – Years Ended December 31, 2025, 2024, and 2023	93
Ameren Illinois
Report of Independent Registered Public Accounting Firm –
(PricewaterhouseCoopers LLP’s Public Company Accounting Oversight Board ID 238)	84
Statement of Income – Years Ended December 31, 2025, 2024, and 2023	94
Balance Sheet – December 31, 2025 and 2024	95
Statement of Cash Flows – Years Ended December 31, 2025, 2024, and 2023	96
Statement of Shareholders’ Equity – Years Ended December 31, 2025, 2024, and 2023	97

(a)(2) Financial Statement Schedules
Schedule I
Condensed Financial Information of Parent – Ameren:
Condensed Statement of Income and Comprehensive Income – Years Ended December 31, 2025, 2024, and 2023	167
Condensed Balance Sheet – December 31, 2025 and 2024	168
Condensed Statement of Cash Flows – Years Ended December 31, 2025, 2024, and 2023	169
Schedule II
Ameren
Valuation and Qualifying Accounts for the years ended December 31, 2025, 2024, and 2023	171
Ameren Missouri
Valuation and Qualifying Accounts for the years ended December 31, 2025, 2024, and 2023	171
Ameren Illinois
Valuation and Qualifying Accounts for the years ended December 31, 2025, 2024, and 2023	171
Schedule I and II should be read in conjunction with the aforementioned financial statements. Certain schedules have been omitted because they are not applicable or because the required data is shown in the aforementioned financial statements.

(a)(3) Exhibits – reference is made to the Exhibit Index	172
(b) Exhibit Index	172

SCHEDULE I – CONDENSED FINANCIAL INFORMATION OF PARENT AMEREN CORPORATION CONDENSED STATEMENT OF INCOME AND COMPREHENSIVE INCOME For the Years Ended December 31, 2025, 2024, and 2023
(In millions)	2025	2024	2023
Operating revenues	$—	$—	$—
Operating expenses	19	17	22
Operating loss	(19)	(17)	(22)
Equity in earnings of subsidiaries	1,596	1,271	1,245
Interest income from affiliates	11	14	10
Total other income (expense), net	—	3	(11)
Interest charges	(196)	(162)	(119)
Income tax benefit	59	61	49
Net Income Attributable to Ameren Common Shareholders	$1,451	$1,170	$1,152

Net Income Attributable to Ameren Common Shareholders	$1,451	$1,170	$1,152
Other Comprehensive Income (Loss), Net of Taxes:
Pension and other postretirement benefit plan activity, net of income taxes (benefit) of $1, $—, and $(2), respectively	3	(3)	(5)
Unrealized net gain on derivative hedging instruments, net of income taxes of $2, $—, and $—, respectively	3	3	—
Comprehensive Income Attributable to Ameren Common Shareholders	$1,457	$1,170	$1,147

SCHEDULE I – CONDENSED FINANCIAL INFORMATION OF PARENT AMEREN CORPORATION CONDENSED BALANCE SHEET
(In millions, except per share amounts)	December 31, 2025	December 31, 2024
Assets:
Cash and cash equivalents	$—	$—
Advances to money pool	177	103
Accounts receivable – affiliates	11	41
Miscellaneous accounts receivable	32	35
Mark-to-market derivative assets	8	3
Total current assets	228	182
Investments in subsidiaries	17,360	16,262
Investments in subsidiary debt securities	69	44
Accumulated deferred income taxes, net	85	98
Other assets	114	155
Total assets	$17,856	$16,741
Liabilities and Shareholders’ Equity:
Current maturities of long-term debt	$950	$—
Short-term debt	155	1,055
Taxes accrued	6	7
Accounts payable – affiliates	24	49
Other current liabilities	66	54
Total current liabilities	1,201	1,165
Long-term debt, net	3,181	3,383
Pension and other postretirement benefits	19	18
Other deferred credits and liabilities	71	73
Total liabilities	4,472	4,639
Commitments and Contingencies (Note 4)
Shareholders’ Equity:
Common stock, $.01 par value, 400.0 shares authorized – shares outstanding of 276.4 and 269.9, respectively	3	3
Other paid-in capital, principally premium on common stock	8,106	7,513
Retained earnings	5,275	4,592
Accumulated other comprehensive loss	—	(6)
Total shareholders’ equity	13,384	12,102
Total liabilities and shareholders’ equity	$17,856	$16,741

SCHEDULE I – CONDENSED FINANCIAL INFORMATION OF PARENT AMEREN CORPORATION CONDENSED STATEMENT OF CASH FLOWS For the Years Ended December 31, 2025, 2024, and 2023
(In millions)	2025	2024	2023
Net cash provided by (used in) operating activities	$451	$(65)	$171
Cash flows from investing activities:
Money pool advances, net	(74)	495	(530)
Investments in subsidiaries	(51)	(557)	(109)
Investments in subsidiary debt securities	(24)	(44)	—
Other	62	1	5
Net cash used in investing activities	(87)	(105)	(634)
Cash flows from financing activities:
Dividends on common stock	(768)	(714)	(662)
Short-term debt, net	(899)	1,054	(475)
Maturities of long-term debt	—	(450)	—
Issuances of long-term debt	749	—	1,298
Issuances of common stock	574	273	346
Employee payroll taxes related to stock-based compensation	(13)	(8)	(20)
Debt issuance costs	(7)	(1)	(8)
Net cash provided by (used in) financing activities	(364)	154	479
Net change in cash, cash equivalents, and restricted cash	$—	$(16)	$16
Cash, cash equivalents, and restricted cash at beginning of year	—	16	—
Cash, cash equivalents, and restricted cash at end of year	$—	$—	$16
Supplemental information:
Cash dividends received from consolidated subsidiaries	$550	$140	$173
Noncash financing activity – Issuance of common stock for stock-based compensation	25	16	40
Noncash financing activity – Issuance of common stock under the DRPlus	7	7	7
AMEREN CORPORATION (parent company only)
NOTES TO CONDENSED FINANCIAL STATEMENTS December 31, 2025
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
NOTE 2 – SHORT-TERM DEBT AND LIQUIDITY
Ameren, Ameren Services, and other non-state-regulated Ameren subsidiaries have the ability, subject to Ameren parent company and applicable regulatory short-term borrowing authorizations, to access funding from the Credit Agreements and the commercial paper programs through a non-state-regulated subsidiary money pool agreement. All participants may borrow from or lend to the non-state-regulated money pool. The total amount available to pool participants from the non-state-regulated subsidiary money pool at any given time is reduced by the amount of borrowings made by participants, but is increased to the extent that the pool participants advance surplus funds to the non-state-regulated subsidiary money pool or remit funds from other external sources. The non-state-regulated subsidiary money pool was established to coordinate and to provide short-term cash and working capital for the participants. Participants receiving a loan under the non-state-regulated subsidiary money pool agreement must repay the principal amount of such loan, together with accrued interest. The rate of interest depends on the composition of internal and external funds in the non-state-regulated subsidiary money pool. Interest revenues related to non-state-regulated money pool advances were immaterial in 2025, 2024 and 2023, respectively. Interest charges related to non-state-regulated money pool borrowings were immaterial in 2025, 2024, and 2023.
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
NOTE 5 – TOTAL OTHER INCOME (EXPENSE), NET
The following table presents the components of “Total Other Expense, Net” in the Condensed Statement of Income and Comprehensive Income for the years ended December 31, 2025, 2024, and 2023:

(In millions)	2025	2024	2023
Total other income (expense), net
Non-service cost components of net periodic benefit income	$1	$4	$8
Donations	—	—	(18)
Other expense, net	(1)	(1)	(1)
Total other income (expense), net	$—	$3	$(11)

SCHEDULE II – VALUATION AND QUALIFYING ACCOUNTS FOR THE YEARS ENDED DECEMBER 31, 2025, 2024, AND 2023
(In millions)
Column A	Column B	Column C		Column D	Column E
Description	Balance at Beginning of Period	(1) Charged to Costs and Expenses	(2) Charged to Other Accounts(a)	Deductions(b)	Balance at End of Period
Ameren:
Deducted from assets – allowance for doubtful accounts:
2025	$30	$51	$7	$49	$39
2024	30	39	8	47	30
2023	31	51	5	57	30
Ameren Missouri:
Deducted from assets – allowance for doubtful accounts:
2025	$12	$17	$—	$12	$17
2024	12	11	—	11	12
2023	13	11	—	12	12
Ameren Illinois:
Deducted from assets – allowance for doubtful accounts:
2025	$18	$34	$7	$37	$22
2024	18	28	8	36	18
2023	18	40	5	45	18
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

EXHIBIT INDEX
The documents listed below are being filed or have previously been filed on behalf of the Ameren Companies and are incorporated herein by reference from the documents indicated and made a part hereof. Exhibits not identified as previously filed are filed herewith:

Exhibit Designation	Registrant(s)	Nature of Exhibit	Previously Filed as Exhibit to:
Articles of Incorporation/ By-Laws
3.1(i)	Ameren	Restated Articles of Incorporation of Ameren	Annex F to Part I of the Registration Statement on Form S-4, File No. 33-64165
3.2(i)	Ameren	Certificate of Amendment to Ameren’s Restated Articles of Incorporation filed December 14, 1998	1998 Form 10-K, Exhibit 3(i), File No. 1-14756
3.3(i)	Ameren	Certificate of Amendment to Ameren’s Restated Articles of Incorporation filed April 21, 2011	April 21, 2011 Form 8-K, Exhibit 3(i), File No. 1-14756
3.4(i)	Ameren	Certificate of Amendment to Ameren’s Restated Articles of Incorporation filed December 18, 2012	December 18, 2012 Form 8-K, Exhibit 3.1(i), File No. 1-14756
3.5(i)	Ameren Missouri	Restated Articles of Incorporation of Ameren Missouri	1993 Form 10-K, Exhibit 3(i), File No. 1-2967
3.6(i)	Ameren Illinois	Restated Articles of Incorporation of Ameren Illinois	2010 Form 10-K, Exhibit 3.4(i), File No. 1-3672
3.7(ii)	Ameren	Bylaws of Ameren, as amended August 9, 2024	August 9, 2024 Form 8-K, Exhibit 3.1, File No. 1-14756
3.8(ii)	Ameren Missouri	Bylaws of Ameren Missouri, as amended February 19, 2021	2020 Form 10-K, Exhibit 3.8(ii), File No. 1-2967
3.9(ii)	Ameren Illinois	Bylaws of Ameren Illinois, as amended February 19, 2021	2020 Form 10-K, Exhibit 3.9(ii), File No. 1-3672
Instruments Defining Rights of Security Holders, Including Indentures
4.1	Ameren	Indenture, dated as of December 1, 2001 from Ameren to The Bank of New York Mellon Trust Company, N.A., as successor trustee, relating to senior debt securities (Ameren Indenture)	Exhibit 4.5, File No. 333-81774
4.2	Ameren	First Supplemental Indenture to Ameren Senior Indenture dated as of May 19, 2008	June 30, 2008 Form 10-Q, Exhibit 4.1, File No. 1-14756
4.3	Ameren	Ameren Indenture Company Order, dated November 24, 2015, establishing the 3.65% Senior Notes due 2026 (including the global note)	November 24, 2015 Form 8-K, Exhibits 4.3 and 4.5, File No. 1-14756
4.4	Ameren	Ameren Indenture Company Order, dated April 3, 2020, establishing the 3.50% Senior Notes due 2031 (including the global note)	April 3, 2020 Form 8-K, Exhibits 4.3 and 4.4, File No. 1-14756
4.5	Ameren	Ameren Indenture Company Order, dated March 5, 2021, establishing the 1.75% Senior Notes due 2028 (including the global note)	March 5, 2021 Form 8-K, Exhibits 4.3 and 4.4, File No. 1-14756
4.6	Ameren	Ameren Indenture Company Order, dated November 18, 2021, establishing the 1.95% Senior Notes due 2027 (including the global note)	November 18, 2021 Form 8-K, Exhibits 4.3 and 4.4, File No. 1-14756
4.7	Ameren	Ameren Indenture Company Order, dated November 20, 2023, establishing the 5.70% Senior Notes due 2026 (including the global note)	November 20, 2023 Form 8-K, Exhibits 4.3 and 4.4, File No. 1-14756
4.8	Ameren	Ameren Indenture Company Order, dated December 21, 2023, establishing the 5.00% Senior Notes due 2029 (including the global note)	December 21, 2023 Form 8-K, Exhibits 4.3 and 4.4, File No. 1-14756
4.9	Ameren	Ameren Indenture Company Order, dated March 7, 2025, establishing the 5.375% Senior Notes due 2035 (including the global note)	March 7, 2025 Form 8-K, Exhibits 4.3 and 4.4, File No. 1-14756
4.10	Ameren	Note Purchase Agreement, dated June 22, 2017, between Ameren Transmission Company of Illinois and the several purchasers named therein.	June 26, 2017 Form 8-K, Exhibit 4.1, File No. 1-14756
4.11	Ameren	Note Purchase Agreement, dated as of November 16, 2021, between Ameren Transmission Company of Illinois and the several purchasers named therein.	2021 Form 10-K, Exhibit 4.9, File No. 1-14756
4.12	Ameren	Note Purchase Agreement, dated as of August 30, 2024, between Ameren Transmission Company of Illinois and the several purchasers named therein.	September 30, 2024 Form 10-Q, Exhibit 4.1, File No. 1-14756
4.13	Ameren Ameren Missouri	Indenture of Mortgage and Deed of Trust, dated June 15, 1937 (Ameren Missouri Mortgage), from Ameren Missouri to The Bank of New York Mellon, as successor trustee, as amended May 1, 1941, and Second Supplemental Indenture dated May 1, 1941	Exhibit B-1, File No. 2-4940
4.14	Ameren Ameren Missouri	Supplemental Indenture to the Ameren Missouri Mortgage dated as of July 1, 1956	Exhibit 4.22, File No. 333-222108
4.15	Ameren Ameren Missouri	Supplemental Indenture to the Ameren Missouri Mortgage dated as of April 1, 1971	Exhibit 4.23, File No. 333-222108
4.16	Ameren Ameren Missouri	Supplemental Indenture to the Ameren Missouri Mortgage dated as of February 1, 1974	Exhibit 4.24, File No. 333-222108
4.17	Ameren Ameren Missouri	Supplemental Indenture to the Ameren Missouri Mortgage dated as of July 7, 1980	Exhibit 4.25, File No. 333-222108
4.18	Ameren Ameren Missouri	Supplemental Indenture to the Ameren Missouri Mortgage dated as of October 1, 1993	1993 Form 10-K, Exhibit 4.8, File No. 1-2967

Exhibit Designation	Registrant(s)	Nature of Exhibit	Previously Filed as Exhibit to:
4.19	Ameren Ameren Missouri	Supplemental Indenture to the Ameren Missouri Mortgage dated as of February 1, 2000	2000 Form 10-K, Exhibit 99, File No. 1-2967
4.20	Ameren Ameren Missouri	Supplemental Indenture to the Ameren Missouri Mortgage dated August 15, 2002	August 23, 2002 Form 8-K, Exhibit 4.3, File No. 1-2967
4.21	Ameren Ameren Missouri	Supplemental Indenture to the Ameren Missouri Mortgage dated March 5, 2003 relative to Series BB	March 11, 2003 Form 8-K, Exhibit 4.4, File No. 1-2967
4.22	Ameren Ameren Missouri	Supplemental Indenture to the Ameren Missouri Mortgage dated February 1, 2004 relative to Series 2004A (1998A)	March 31, 2004 Form 10-Q, Exhibit 4.1, File No. 1-2967
4.23	Ameren Ameren Missouri	Supplemental Indenture to the Ameren Missouri Mortgage dated February 1, 2004 relative to Series 2004B (1998B)	March 31, 2004 Form 10-Q, Exhibit 4.2, File No. 1-2967
4.24	Ameren Ameren Missouri	Supplemental Indenture to the Ameren Missouri Mortgage dated February 1, 2004 relative to Series 2004C (1998C)	March 31, 2004 Form 10-Q, Exhibit 4.3, File No. 1-2967
4.25	Ameren Ameren Missouri	Supplemental Indenture to the Ameren Missouri Mortgage dated February 1, 2004 relative to Series 2004H (1992)	March 31, 2004 Form 10-Q, Exhibit 4.8, File No. 1-2967
4.26	Ameren Ameren Missouri	Supplemental Indenture to the Ameren Missouri Mortgage dated July 1, 2005 relative to Series II	July 21, 2005 Form 8-K, Exhibit 4.4, File No. 1-2967
4.27	Ameren Ameren Missouri	Supplemental Indenture to the Ameren Missouri Mortgage dated March 1, 2009 relative to Series NN	March 23, 2009 Form 8-K, Exhibit 4.5, File No. 1-2967
4.28	Ameren Ameren Missouri	Supplemental Indenture to the Ameren Missouri Mortgage dated May 15, 2012	Exhibit 4.45, File No. 333-182258
4.29	Ameren Ameren Missouri	Supplemental Indenture to the Ameren Missouri Mortgage dated September 1, 2012 relative to Series OO	September 11, 2012 Form 8-K, Exhibit 4.4, File No. 1-2967
4.30	Ameren Ameren Missouri	Supplemental Indenture to the Ameren Missouri Mortgage dated April 1, 2014 relative to Series PP	April 4, 2014 Form 8-K, Exhibit 4.5, File No. 1-2967
4.31	Ameren Ameren Missouri	Supplemental Indenture to the Ameren Missouri Mortgage dated March 15, 2015 relative to Series QQ	April 6, 2015 Form 8-K, Exhibit 4.5, File No. 1-2967
4.32	Ameren Ameren Missouri	Supplemental Indenture to the Ameren Missouri Mortgage dated June 1, 2017 relative to Series RR	June 15, 2017 Form 8-K, Exhibit 4.5, File No. 1-2967
4.33	Ameren Ameren Missouri	Supplemental Indenture to the Ameren Missouri Mortgage dated April 1, 2018 for 4.00% First Mortgage Bonds due 2048	April 6, 2018 Form 8-K, Exhibit 4.2, File No. 1-2967
4.34	Ameren Ameren Missouri	Supplemental Indenture to the Ameren Missouri Mortgage dated March 1, 2019, for 3.50% First Mortgage Bonds due 2029	March 6, 2019 Form 8-K, Exhibit 4.2, File No. 1-2967
4.35	Ameren Ameren Missouri	Supplemental Indenture to the Ameren Missouri Mortgage dated September 15, 2019, for 3.25% First Mortgage Bonds due 2049	October 1, 2019 Form 8-K, Exhibit 4.2, File No. 1-2967
4.36	Ameren Ameren Missouri	Supplemental Indenture to the Ameren Missouri Mortgage dated March 1, 2020, for 2.95% First Mortgage Bonds due 2030	March 20, 2020 Form 8-K, Exhibit 4.2, File No. 1-2967
4.37	Ameren Ameren Missouri	Supplemental Indenture to the Ameren Missouri Mortgage dated October 1, 2020, for 2.625% First Mortgage Bonds due 2051	October 9, 2020 Form 8-K, Exhibit 4.2, File No. 1-2967
4.38	Ameren Ameren Missouri	Supplemental Indenture to the Ameren Missouri Mortgage dated June 1, 2021, for 2.15% First Mortgage Bonds due 2032	June 22, 2021 Form 8-K, Exhibit 4.2, File No. 1-2967
4.39	Ameren Ameren Missouri	Supplemental Indenture to the Ameren Missouri Mortgage dated March 1, 2022, for 3.90% First Mortgage Bonds due 2052	April 1, 2022 Form 8-K, Exhibit 4.2, File No. 1-2967
4.40	Ameren Ameren Missouri	Supplemental Indenture to the Ameren Missouri Mortgage dated February 1, 2023, for 5.45% First Mortgage Bonds due 2053	March 13, 2023 Form 8-K, Exhibit 4.2, File No. 1-2967
4.41	Ameren Ameren Missouri	Supplemental Indenture to the Ameren Missouri Mortgage dated January 1, 2024, for 5.25% First Mortgage Bonds due 2054	January 9, 2024 Form 8-K, Exhibit 4.2, File No. 1-2967
4.42	Ameren Ameren Missouri	Supplemental Indenture to the Ameren Missouri Mortgage dated March1, 2024, for 5.20% First Mortgage Bonds due 2034	April 4, 2024 Form 8-K, Exhibit 4.2, File No. 1-2967
4.43	Ameren Ameren Missouri	Supplemental Indenture to the Ameren Missouri Mortgage dated September 1, 2024, for 5.125% First Mortgage Bonds due 2055	October 7, 2024 Form 8-K, Exhibit 4.2, File No. 1-2967
4.44	Ameren Ameren Missouri	Supplemental Indenture to the Ameren Missouri Mortgage dated March 1, 2025, for 5.25% First Mortgage Bonds due 2035	April 4, 2025 Form 8-K, Exhibit 4.2, File No. 1-2967
4.45	Ameren Ameren Missouri	Loan Agreement, dated as of December 1, 1992, between the Missouri Environmental Authority and Ameren Missouri, together with Indenture of Trust dated as of December 1, 1992, between the Missouri Environmental Authority and UMB Bank, N.A. as successor trustee to Mercantile Bank of St. Louis, N.A.	1992 Form 10-K, Exhibit 4.38, File No. 1-2967

Exhibit Designation	Registrant(s)	Nature of Exhibit	Previously Filed as Exhibit to:
4.46	Ameren Ameren Missouri	First Amendment, dated as of February 1, 2004, to Loan Agreement dated as of December 1, 1992, between the Missouri Environmental Authority and Ameren Missouri	March 31, 2004 Form 10-Q, Exhibit 4.10, File No. 1-2967
4.47	Ameren Ameren Missouri	Series 1998A Loan Agreement, dated as of September 1, 1998, between the Missouri Environmental Authority and Ameren Missouri	September 30, 1998 Form 10-Q, Exhibit 4.28, File No. 1-2967
4.48	Ameren Ameren Missouri	First Amendment, dated as of February 1, 2004, to Series 1998A Loan Agreement dated as of September 1, 1998, between the Missouri Environmental Authority and Ameren Missouri	March 31, 2004 Form 10-Q, Exhibit 4.11, File No. 1-2967
4.49	Ameren Ameren Missouri	Series 1998B Loan Agreement, dated as of September 1, 1998, between the Missouri Environmental Authority and Ameren Missouri	September 30, 1998 Form 10-Q, Exhibit 4.29, File No. 1-2967
4.50	Ameren Ameren Missouri	First Amendment, dated as of February 1, 2004, to Series 1998B Loan Agreement dated as of September 1, 1998, between the Missouri Environmental Authority and Ameren Missouri	March 31, 2004 Form 10-Q, Exhibit 4.12, File No. 1-2967
4.51	Ameren Ameren Missouri	Series 1998C Loan Agreement, dated as of September 1, 1998, between the Missouri Environmental Authority and Ameren Missouri	September 30, 1998 Form 10-Q, Exhibit 4.30, File No. 1-2967
4.52	Ameren Ameren Missouri	First Amendment, dated as of February 1, 2004, to Series 1998C Loan Agreement dated as of September 1, 1998, between the Missouri Environmental Authority and Ameren Missouri	March 31, 2004 Form 10-Q, Exhibit 4.13, File No. 1-2967
4.53	Ameren Ameren Missouri	Indenture, dated as of August 15, 2002, from Ameren Missouri to The Bank of New York Mellon, as successor trustee (relating to senior secured debt securities) (Ameren Missouri Indenture)	August 23, 2002 Form 8-K, Exhibit 4.1, File No. 1-2967
4.54	Ameren Ameren Missouri	First Supplemental Indenture to the Ameren Missouri Indenture, dated as of May 15, 2012	Exhibit 4.48, File No. 333-182258
4.55	Ameren Ameren Missouri	Ameren Missouri Indenture Company Order, dated March 10, 2003, establishing the 5.50% Senior Secured Notes due 2034 (including the global note)	March 11, 2003 Form 8-K, Exhibits 4.2 and 4.3, File No. 1-2967
4.56	Ameren Ameren Missouri	Ameren Missouri Indenture Company Order, dated July 21, 2005, establishing the 5.30% Senior Secured Notes due 2037 (including the global note)	July 21, 2005 Form 8-K, Exhibits 4.2 and 4.3, File No. 1-2967
4.57	Ameren Ameren Missouri	Ameren Missouri Indenture Company Order, dated March 20, 2009, establishing the 8.45% Senior Secured Notes due 2039 (including the global note)	March 23, 2009 Form 8-K, Exhibits 4.2 and 4.3, File No. 1-2967
4.58	Ameren Ameren Missouri	Ameren Missouri Indenture Company Order, dated September 11, 2012, establishing the 3.90% Senior Secured Notes due 2042 (including the global note)	September 30, 2012 Form 10-Q, Exhibit 4.1 and September 11, 2012 Form 8-K, Exhibit 4.2, File No. 1-2967
4.59	Ameren Ameren Missouri	Ameren Missouri Indenture Company Order, dated April 6, 2015, establishing the 3.65% Senior Secured Notes due 2045 (including the global note)	April 6, 2015 Form 8-K, Exhibits 4.2 and 4.3, File No. 1-2967
4.60	Ameren Ameren Missouri
Ameren Missouri Indenture Company Order, dated June 23, 2016, requesting authentication of an additional $150,000,000 aggregate principal amount of 3.65% Senior Secured Notes due 2045 (including the global note)
June 23, 2016 Form 8-K, Exhibits 4.3, and 4.4, File No. 1-2967
4.61	Ameren Ameren Missouri	Ameren Missouri Indenture Company Order, dated June 15, 2017, establishing the 2.950% Senior Secured Notes due 2027 (including the global note)	June 15, 2017 Form 8-K, Exhibits 4.2 and 4.3, File No. 1-2967
4.62	Ameren Ameren Illinois
Indenture, dated as of December 1, 1998, from Ameren Illinois (formerly Central Illinois Public Service Company) to The Bank of New York Mellon Trust Company, N.A., as successor trustee (CIPS Indenture)
Exhibit 4.4, File No. 333-59438
4.63	Ameren Ameren Illinois	First Supplemental Indenture to the CIPS Indenture, dated as of June 14, 2006	June 19, 2006 Form 8-K, Exhibit 4.2, File No. 1-3672
4.64	Ameren Ameren Illinois	Second Supplemental Indenture to the CIPS Indenture, dated as of March 1, 2010	Exhibit 4.17, File No. 333-166095
4.65	Ameren Ameren Illinois	Third Supplemental Indenture to the CIPS Indenture, dated as of October 1, 2010	2010 Form 10-K, Exhibit 4.59, File No. 1-3672
4.66	Ameren Ameren Illinois	Ameren Illinois Global Note, dated October 1, 2010, representing CIPS Indenture Senior Notes, 6.125% due 2028	2010 Form 10-K, Exhibit 4.60, File No. 1-3672
4.67	Ameren Ameren Illinois	Ameren Illinois Global Note, dated October 1, 2010, representing CIPS Indenture Senior Notes, 6.70% Series Secured Notes due 2036	2010 Form 10-K, Exhibit 4.62, File No. 1-3672
4.68	Ameren Ameren Illinois
Indenture, dated as of June 1, 2006, from Ameren Illinois (successor in interest to Central Illinois Light Company) to The Bank of New York Mellon Trust Company, N.A., as successor trustee (CILCO Indenture)
June 19, 2006 Form 8-K, Exhibit 4.3, File No. 1-14756
4.69	Ameren Ameren Illinois	First Supplemental Indenture to the CILCO Indenture, dated October 1, 2010	October 7, 2010 Form 8-K, Exhibit 4.1, File No. 1-3672
4.70	Ameren Ameren Illinois	Second Supplemental Indenture to the CILCO Indenture dated as of July 21, 2011	September 30, 2011 Form 10-Q, Exhibit 4.1, File No. 1-3672
4.71	Ameren Ameren Illinois	Third Supplemental Indenture to the CILCO Indenture, dated as of October 15, 2019	September 30, 2019 Form 10-Q, Exhibit 4.2, File No. 1-3672

Exhibit Designation	Registrant(s)	Nature of Exhibit	Previously Filed as Exhibit to:
4.72	Ameren Ameren Illinois	CILCO Indenture Company Order, dated June 14, 2006, establishing the 6.70% Senior Secured Notes due 2036 (including the global note)	June 19, 2006 Form 8-K, Exhibit 4.6, File No. 1-14756
4.73	Ameren Ameren Illinois	General Mortgage Indenture and Deed of Trust, dated as of November 1, 1992 between Ameren Illinois (successor in interest to Illinois Power Company) and The Bank of New York Mellon Trust Company, N.A., as successor trustee (Ameren Illinois Mortgage)	1992 Form 10-K, Exhibit 4(cc), File No. 1-3004
4.74	Ameren Ameren Illinois	Supplemental Indenture amending the Ameren Illinois Mortgage dated as of December 15, 2002	December 23, 2002 Form 8-K, Exhibit 4.1, File No. 1-3004
4.75	Ameren Ameren Illinois	Supplemental Indenture, dated as of October 1, 2010, to Ameren Illinois Mortgage for Series CIPS-AA and CIPS-CC	October 7, 2010 Form 8-K, Exhibit 4.9, File No. 1-3672
4.76	Ameren Ameren Illinois	Supplemental Indenture, dated as of January 15, 2011, to Ameren Illinois Mortgage	Exhibit 4.78, File No. 333-182258
4.77	Ameren Ameren Illinois	Supplemental Indenture, dated as of August 1, 2012, to Ameren Illinois Mortgage for Series EE	August 20, 2012 Form 8-K, Exhibit 4.5, File No. 1-3672
4.78	Ameren Ameren Illinois	Supplemental Indenture, dated as of December 1, 2013, to Ameren Illinois Mortgage for Series FF	December 10, 2013 Form 8-K, Exhibit 4.5, File No. 1-3672
4.79	Ameren Ameren Illinois	Supplemental Indenture, dated as of June 1, 2014, to Ameren Illinois Mortgage for Series GG	June 30, 2014 Form 8-K, Exhibit 4.5, File No. 1-3672
4.80	Ameren Ameren Illinois	Supplemental Indenture, dated as of December 1, 2014, to Ameren Illinois Mortgage for Series HH	December 10, 2014 Form 8-K, Exhibit 4.5, File No. 1-3672
4.81	Ameren Ameren Illinois	Supplemental Indenture, dated as of December 1, 2015, to Ameren Illinois Mortgage for Series II	December 14, 2015 Form 8-K, Exhibit 4.5, File No. 1-3672
4.82	Ameren Ameren Illinois	Supplemental Indenture, dated as of October 25, 2017, to the Ameren Illinois Mortgage	September 30, 2017 Form 10-Q, Exhibit 4.1, File No. 1-3672
4.83	Ameren Ameren Illinois	Supplemental Indenture, dated as of November 1, 2017, to the Ameren Illinois Mortgage for 3.70% First Mortgage Bonds due 2047	November 28, 2017 Form 8-K, Exhibit 4.2, File No. 1-3672
4.84	Ameren Ameren Illinois	Supplemental Indenture, dated as of May 1, 2018, to Ameren Illinois Mortgage for 3.80% First Mortgage Bonds due 2028	May 22, 2018 Form 8-K, Exhibit 4.2, File No. 1-3672
4.85	Ameren Ameren Illinois	Supplemental Indenture, dated as of November 1, 2018, to Ameren Illinois Mortgage for 4.50% First Mortgage Bonds due 2049	November 15, 2018 Form 8-K, Exhibit 4.2, File No. 1-3672
4.86	Ameren Ameren Illinois	Supplemental Indenture, dated as of October 15, 2019, to Ameren Illinois Mortgage for First Mortgage Bonds, Senior Notes Series CILCO-AA	September 30, 2019 Form 10-Q, Exhibit 4.3, File No. 1-3672
4.87	Ameren Ameren Illinois	Supplemental Indenture, dated as of November 1, 2019, to the Ameren Illinois Mortgage for 3.25% First Mortgage Bonds due 2050	November 26, 2019 Form 8-K, Exhibit 4.2, File No. 1-3672
4.88	Ameren Ameren Illinois	Supplemental Indenture, dated as of December 15, 2019, to the Ameren Illinois Mortgage	2019 Form 10-K, Exhibit 4.79, File No. 1-3672
4.89	Ameren Ameren Illinois	Supplemental Indenture, dated as of November 1, 2020, to Ameren Illinois Mortgage for 1.55% First Mortgage Bonds due 2030	November 23, 2020 Form 8-K, Exhibit 4.2, File No. 1-3672
4.90	Ameren Ameren Illinois	Supplemental Indenture, dated as of June 1, 2021, to Ameren Illinois Mortgage for 0.375% First Mortgage Bonds due 2023 and 2.90% First Mortgage Bonds due 2051	June 29, 2021 Form 8-K, Exhibit 4.2, File No. 1-3672
4.91	Ameren Ameren Illinois	Supplemental Indenture, dated as of August 1, 2022, to Ameren Illinois Mortgage for 3.85% First Mortgage Bonds due 2032	August 29, 2022 Form 8-K, Exhibit 4.2, File No. 1-3672
4.92	Ameren Ameren Illinois	Supplemental Indenture, dated as of November 1, 2022, to Ameren Illinois Mortgage for 5.90% First Mortgage Bonds due 2052	November 22, 2022 Form 8-K, Exhibit 4.2, File No. 1-3672
4.93	Ameren Ameren Illinois	Supplemental Indenture, dated as of May 1, 2023, to Ameren Illinois Mortgage for 4.95% First Mortgage Bonds due 2033	May 31, 2023 Form 8-K, Exhibit 4.2, File No. 1-3672
4.94	Ameren Ameren Illinois	Supplemental Indenture, dated as of June 1, 2024, to Ameren Illinois Mortgage for 5.55% First Mortgage Bonds due 2054	June 27, 2024 Form 8-K, Exhibit 4.2, File No. 1-3672
4.95	Ameren Ameren Illinois	Supplemental Indenture, dated as of February 1, 2025, to Ameren Illinois Mortgage for 5.625% First Mortgage Bonds due 2055	March 3, 2025 Form 8-K, Exhibit 4.2, File No. 1-3672
4.96	Ameren Ameren Illinois
Indenture, dated as of June 1, 2006, from Ameren Illinois (successor in interest to Illinois Power Company) to The Bank of New York Mellon Trust Company, N.A., as successor trustee (Ameren Illinois Indenture)
June 19, 2006 Form 8-K, Exhibit 4.4, File No. 1-14756
4.97	Ameren Ameren Illinois	First Supplemental Indenture, dated as of October 1, 2010, to the Ameren Illinois Indenture for Series CIPS-AA and CIPS-CC	October 7, 2010 Form 8-K, Exhibit 4.5, File No. 1-14756
4.98	Ameren Ameren Illinois	Second Supplemental Indenture to the Ameren Illinois Indenture dated as of July 21, 2011	September 30, 2011 Form 10-Q, Exhibit 4.2, File No. 1-3672
4.99	Ameren Ameren Illinois	Third Supplemental Indenture to the Ameren Illinois Indenture dated as of May 15, 2012	Exhibit 4.83, File No. 333-182258
4.100	Ameren Ameren Illinois	Fourth Supplemental Indenture to the Ameren Illinois Indenture, dated as of October 15, 2019	September 30, 2019 Form 10-Q, Exhibit 4.4, File No. 1-3672

Exhibit Designation	Registrant(s)	Nature of Exhibit	Previously Filed as Exhibit to:
4.101	Ameren Ameren Illinois	Ameren Illinois Indenture Company Order dated December 10, 2013, establishing the 4.80% Senior Secured Notes due 2043 (including the global note)	December 10, 2013 Form 8-K, Exhibits 4.2 and 4.3, File No. 1-3672
4.102	Ameren Ameren Illinois	Ameren Illinois Indenture Company Order dated June 30, 2014, establishing the 4.30% Senior Secured Notes due 2044 (including the global note)	June 30, 2014 Form 8-K, Exhibits 4.2 and 4.3, File No. 1-3672
4.103	Ameren Ameren Illinois	Ameren Illinois Indenture Company Order dated December 14, 2015, establishing the 4.15% Senior Secured Notes due 2046 (including the global note)	December 14, 2015 Form 8-K, Exhibits 4.2 and 4.3, File No. 1-3672
4.104	Ameren Ameren Illinois
Ameren Illinois Indenture Company Order dated December 6, 2016, requesting the authentication of an additional $240,000,000 aggregate principal amount of 4.15% Senior Secured Notes due 2046 (including the global note)
December 6, 2016 Form 8-K, Exhibits 4.2 and 4.3, File No. 1-3672
4.105	Ameren Ameren Illinois	Ameren Illinois Indenture Company Order dated October 30, 2019, establishing Senior Notes Series CILCO-AA (including the global note)	September 30, 2019 Form 10-Q, Exhibits 4.5 and 4.6, File No. 1-3672
4.106	Ameren	Description of Ameren Securities	2021 Form 10-K, Exhibit 4.98, File No. 1-14756
4.107	Ameren Missouri	Description of Ameren Missouri Securities	2021 Form 10-K, Exhibit 4.99, File No. 1-14756
4.108	Ameren Illinois	Description of Ameren Illinois Securities	2021 Form 10-K, Exhibit 4.100, File No. 1-14756
Material Contracts
10.1	Ameren Companies	Fourth Amended Ameren Corporation System Utility Money Pool Agreement, as amended January 30, 2014	June 30, 2015 Form 10-Q, Exhibit 10.1, File No. 1-14756
10.2	Ameren Ameren Missouri	Amended and Restated Credit Agreement, dated as of December 10, 2025, by and among Ameren, Ameren Missouri and JP Morgan Chase Bank, N.A., as agent, and the lenders party thereto	December 10, 2025 Form 8-K, Exhibit 10.1, File No. 1-2967
10.3	Ameren Ameren Illinois	Amended and Restated Credit Agreement, dated as of December 10, 2025, by and among Ameren, Ameren Illinois and JP Morgan Chase Bank, N.A., as agent, and the lenders party thereto	December 10, 2025 Form 8-K, Exhibit 10.2, File No. 1-3672
10.4	Ameren	Forward Sale Agreement, dated May 12, 2025, between Ameren and Goldman Sachs & Co. LLC, as a Forward Purchaser	May 12, 2025 Form 8-K, Exhibit 10.1, File No. 1-14756
10.5	Ameren	Forward Sale Agreement, dated May 12, 2025, between Ameren and JPMorgan Chase Bank, National Association, as a Forward Purchaser	May 12, 2025 Form 8-K, Exhibit 10.2, File No. 1-14756
10.6	Ameren	Forward Sale Agreement, dated May 12, 2025, between Ameren and Barclays Bank PLC. as a Forward Purchaser	May 12, 2025 Form 8-K, Exhibit 10.3, File No. 1-14756
10.7	Ameren	Forward Sale Agreement, dated May 12, 2025, between Ameren and Wells Fargo Bank, National Association, as a Forward Purchaser	May 12, 2025 Form 8-K, Exhibit 10.4, File No. 1-14756
10.8	Ameren	Additional Forward Sale Agreement, dated May 13, 2025, between Ameren and Goldman Sachs & Co. LLC, as a Forward Purchaser	May 12, 2025 Form 8-K, Exhibit 10.5, File No. 1-14756
10.9	Ameren	Additional Forward Sale Agreement, dated May 13, 2025, between Ameren and JPMorgan Chase Bank, National Association, as a Forward Purchaser	May 12, 2025 Form 8-K, Exhibit 10.6, File No. 1-14756
10.10	Ameren	Additional Forward Sale Agreement, dated May 13, 2025, between Ameren and Barclays Bank PLC. as a Forward Purchaser	May 12, 2025 Form 8-K, Exhibit 10.7, File No. 1-14756
10.11	Ameren	Additional Forward Sale Agreement, dated May 13, 2025, between Ameren and Wells Fargo Bank, National Association, as a Forward Purchaser	May 12, 2025 Form 8-K, Exhibit 10.8, File No. 1-14756
10.12	Ameren	*Summary Sheet of Ameren Corporation Non-Management Director Compensation effective as of January 1, 2022	2021 Form 10-K, Exhibit 10.6, File No. 1-14756
10.13	Ameren	*Ameren’s Deferred Compensation Plan for Members of the Board of Directors amended and restated effective January 1, 2009, dated June 13, 2008	June 30, 2008 Form 10-Q, Exhibit 10.3, File No. 1-14756
10.14	Ameren	*Amendment dated October 12, 2009, to Ameren’s Deferred Compensation Plan for Members of the Board of Directors, effective January 1, 2010	2009 Form 10-K, Exhibit 10.15, File No. 1-14756
10.15	Ameren	*Amendment dated October 14, 2010, to Ameren’s Deferred Compensation Plan for Members of the Board of Directors	2010 Form 10-K, Exhibit 10.15, File No. 1-14756
10.16	Ameren	*Ameren Deferred Compensation Plan as amended and restated effective January 1, 2023	2023 Form 10-K, Exhibit 10.10, File No. 1-14756
10.17	Ameren Companies	*2023 Ameren Short-Term Incentive Plan	2022 Form 10-K, Exhibit 10.17, File No. 1-14756
10.18	Ameren Companies	*2024 Ameren Short-Term Incentive Plan	2023 Form 10-K, Exhibit 10.15, File No. 1-14756
10.19	Ameren Companies	*2025 Ameren Short-Term Incentive Plan	2024 Form 10-K, Exhibit 10.15, File No. 1-14756
10.20	Ameren Companies	*2026 Ameren Short-Term Incentive Plan
10.21	Ameren Companies	*2025 Base Salary Table for Named Executive Officers	2024 Form 10-K, Exhibit 10.19, File No. 1-14756
10.22	Ameren Companies	*2026 Base Salary Table for Named Executive Officers

Exhibit Designation	Registrant(s)	Nature of Exhibit	Previously Filed as Exhibit to:
10.23	Ameren Companies	*Second Amended and Restated Ameren Corporation Change of Control Severance Plan	2008 Form 10-K, Exhibit 10.37, File No. 1-14756
10.24	Ameren Companies	*First Amendment dated October 12, 2009, to the Second Amended and Restated Ameren Change of Control Severance Plan	October 14, 2009 Form 8-K, Exhibit 10.2, File No. 1-14756
10.25	Ameren Companies	*Revised Schedule I to Second Amended and Restated Ameren Change of Control Severance Plan, as amended
10.26	Ameren Companies	*Formula for Determining 2023 Target Performance Share Unit and Restricted Stock Unit Awards to be Issued to Named Executive Officers	2022 Form 10-K, Exhibit 10.31, File No. 1-14756
10.27	Ameren Companies	*Formula for Determining 2024 Target Performance Share Unit and Restricted Stock Unit Awards to be Issued to Named Executive Officers	2023 Form 10-K, Exhibit 10.29, File No. 1-14756
10.28	Ameren Companies	*Formula for Determining 2025 Target Performance Share Unit and Restricted Stock Unit Awards to be Issued to Named Executive Officers	2024 Form 10-K, Exhibit 10.29, File No. 1-14756
10.29	Ameren Companies	*Formula for Determining 2026 Target Performance Share Unit and Restricted Stock Unit Awards to be Issued to Named Executive Officers
10.30	Ameren Companies	*Ameren Corporation 2022 Omnibus Incentive Compensation Plan	May 13, 2022 Form 8-K, Exhibit 10.1, File No. 1-14756
10.31	Ameren Companies	*Form of Performance Share Unit Award Agreement (Relative Total Shareholder Return metric) for awards issued in 2023 pursuant to 2022 Omnibus Incentive Compensation Plan	2022 Form 10-K, Exhibit 10.45, File No. 1-14756
10.32	Ameren Companies	*Form of Performance Share Unit Award Agreement (Clean Energy Transition metric) for awards issued in 2023 pursuant to 2022 Omnibus Incentive Compensation Plan	2022 Form 10-K, Exhibit 10.46, File No. 1-14756
10.33	Ameren Companies	*Form of Restrictive Stock Unit Award Agreement for awards issued in 2023 pursuant to 2022 Omnibus Incentive Compensation Plan	2022 Form 10-K, Exhibit 10.47, File No. 1-14756
10.34	Ameren Companies	*Form of Performance Share Unit Award Agreement (Relative Total Shareholder Return metric) for awards issued in 2024 pursuant to 2022 Omnibus Incentive Compensation Plan	2023 Form 10-K, Exhibit 10.45, File No. 1-14756
10.35	Ameren Companies	*Form of Performance Share Unit Award Agreement (Clean Energy Transition metric) for awards issued in 2024 pursuant to 2022 Omnibus Incentive Compensation Plan	2023 Form 10-K, Exhibit 10.46, File No. 1-14756
10.36	Ameren Companies	*Form of Restrictive Stock Unit Award Agreement for awards issued in 2024 pursuant to 2022 Omnibus Incentive Compensation Plan	2023 Form 10-K, Exhibit 10.47, File No. 1-14756
10.37	Ameren Companies	*Performance-Based Restricted Share Unit Award Agreement, dated as of November 1, 2023, between Ameren and Michael L. Moehn	2023 Form 10-K, Exhibit 10.48, File No. 1-14756
10.38	Ameren Companies	*Form of Performance Share Unit Award Agreement (Relative Total Shareholder Return metric) for awards issued in 2025 pursuant to 2022 Omnibus Incentive Compensation Plan	2024 Form 10-K, Exhibit 10.47, File No. 1-14756
10.39	Ameren Companies	*Form of Performance Share Unit Award Agreement (Clean Energy Transition metric) for awards issued in 2025 pursuant to 2022 Omnibus Incentive Compensation Plan	2024 Form 10-K, Exhibit 10.48, File No. 1-14756
10.40	Ameren Companies	“Form of Restrictive Stock Unit Award Agreement for awards issued in 2025 pursuant to 2022 Omnibus Incentive Compensation Plan	2024 Form 10-K, Exhibit 10.49, File No. 1-14756
10.41	Ameren Companies	*Form of Performance Share Unit Award Agreement (Relative Total Shareholder Return metric) for awards issued in 2026 pursuant to 2022 Omnibus Incentive Compensation Plan
10.42	Ameren Companies	*Form of Performance Share Unit Award Agreement (Energy Resource Development metric) for awards issued in 2026 pursuant to 2022 Omnibus Incentive Compensation Plan
10.43	Ameren Companies	*Form of Restrictive Stock Unit Award Agreement for awards issued in 2026 pursuant to 2022 Omnibus Incentive Compensation Plan
10.44	Ameren Companies	*Special Restricted Stock Unit Award Agreement, dated as of October 9, 2025, between Ameren and Theresa A. Shaw
10.45	Ameren Companies	*Bonus Agreement, dated as of November 13, 2025, between Ameren Services and David M. Feinberg
10.46	Ameren Companies	*Restricted Stock Unit Award Agreement, dated as of November 13, 2025, between Ameren and David M. Feinberg
10.47	Ameren Companies	*Ameren Corporation Severance Plan for Ameren Officers, effective January 1, 2026
10.48	Ameren Companies	*Ameren Supplemental Retirement Plan, amended and restated effective January 1, 2008, dated June 13, 2008	June 30, 2008 Form 10-Q, Exhibit 10.1, File No. 1-14756
10.49	Ameren Companies	*First Amendment to amended and restated Ameren Supplemental Retirement Plan, dated October 24, 2008	2008 Form 10-K, Exhibit 10.44, File No. 1-14756
10.50	Ameren Companies	*Second Amendment to amended and restated Ameren Supplemental Retirement Plan, dated November 27, 2013	2023 Form 10-K, Exhibit 10.52, File No. 1-14756
10.51	Ameren Companies	*Third Amendment to amended and restated Ameren Supplemental Retirement Plan, dated January 5, 2015	2023 Form 10-K, Exhibit 10.53, File No. 1-14756

Exhibit Designation	Registrant(s)	Nature of Exhibit	Previously Filed as Exhibit to:
10.52	Ameren Companies	*Fourth Amendment to amended and restated Ameren Supplemental Retirement Plan, dated November 3, 2015	2023 Form 10-K, Exhibit 10.54, File No. 1-14756
10.53	Ameren Companies	*Fifth Amendment to amended and restated Ameren Supplemental Retirement Plan, dated October 13, 2023	2023 Form 10-K, Exhibit 10.55, File No. 1-14756
Insider Trading Policies and Procedures
19.1	Ameren Companies	Ameren Corporation Insider Trading Policy	2024 Form 10-K, Exhibit 19.1, File No. 1-14756
Subsidiaries of the Registrant
21.1	Ameren Companies	Subsidiaries of Ameren
Consent of Experts and Counsel
23.1	Ameren	Consent of Independent Registered Public Accounting Firm with respect to Ameren
23.2	Ameren Missouri	Consent of Independent Registered Public Accounting Firm with respect to Ameren Missouri
23.3	Ameren Illinois	Consent of Independent Registered Public Accounting Firm with respect to Ameren Illinois
Power of Attorney
24.1	Ameren	Powers of Attorney with respect to Ameren
24.2	Ameren Missouri	Powers of Attorney with respect to Ameren Missouri
24.3	Ameren Illinois	Powers of Attorney with respect to Ameren Illinois
Rule 13a-14(a)/15d-14(a) Certifications
31.1	Ameren	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer of Ameren
31.2	Ameren	Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer of Ameren
31.3	Ameren Missouri	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer of Ameren Missouri
31.4	Ameren Missouri	Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer of Ameren Missouri
31.5	Ameren Illinois	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer of Ameren Illinois
31.6	Ameren Illinois	Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer of Ameren Illinois
Section 1350 Certifications
32.1	Ameren	Section 1350 Certification of Principal Executive Officer and Principal Financial Officer of Ameren
32.2	Ameren Missouri	Section 1350 Certification of Principal Executive Officer and Principal Financial Officer of Ameren Missouri
32.3	Ameren Illinois	Section 1350 Certification of Principal Executive Officer and Principal Financial Officer of Ameren Illinois
Policy Relating to Recovery of Erroneously Awarded Compensation
97.1	Ameren Companies	Ameren Corporation Financial Restatement Compensation Recoupment Policy, as adopted August 10, 2023	2023 Form 10-K, Exhibit 97.1, File No. 1-14756
Additional Exhibits
99.1	Ameren Companies	Amended and Restated Tax Allocation Agreement, dated as of December 22, 2022	2022 Form 10-K, Exhibit 99.1, File No. 1-14756
Interactive Data Files
101.INS	Ameren Companies	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
101.SCH	Ameren Companies	XBRL Taxonomy Extension Schema Document
101.CAL	Ameren Companies	XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB	Ameren Companies	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Ameren Companies	XBRL Taxonomy Extension Presentation Linkbase Document
101.DEF	Ameren Companies	XBRL Taxonomy Extension Definition Document
104	Ameren Companies	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)
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

AMEREN CORPORATION (registrant)

Date:	February 18, 2026	By	/s/ Martin J. Lyons, Jr.
Martin J. Lyons, Jr. Chairman, President, and Chief Executive Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

	/s/ Martin J. Lyons, Jr.	Chairman, President, and Chief Executive Officer, and Director (Principal Executive Officer)	February 18, 2026
Martin J. Lyons, Jr.

	/s/ Leonard P. Singh	Executive Vice President and Chief Financial Officer (Principal Financial Officer)	February 18, 2026
Leonard P. Singh

	/s/ Theresa A. Shaw	Senior Vice President, Chief Accounting and Transformation Officer (Principal Accounting Officer)	February 18, 2026
Theresa A. Shaw

	*	Director	February 18, 2026
Cynthia J. Brinkley

	*	Director	February 18, 2026
Catherine S. Brune

	*	Director	February 18, 2026
Ward H. Dickson

	*	Director	February 18, 2026
Jamie L. Engstrom

	*	Director	February 18, 2026
Ellen M. Fitzsimmons

	*	Director	February 18, 2026
Rafael Flores

	*	Director	February 18, 2026
Richard J. Harshman

	*	Director	February 18, 2026
Craig S. Ivey

	*	Director	February 18, 2026
Steven H. Lipstein

	*	Director	February 18, 2026
Leo S. Mackay, Jr.

	*	Director	February 18, 2026
Steven O. Vondran

*By	/s/ Leonard P. Singh		February 18, 2026
Leonard P. Singh
Attorney-in-Fact

UNION ELECTRIC COMPANY (registrant)

Date:	February 18, 2026	By	/s/ Michael L. Moehn
Michael L. Moehn Interim Chairman and President
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

	/s/ Michael L. Moehn	Interim Chairman and President, and Director (Principal Executive Officer)	February 18, 2026
Michael L. Moehn

	/s/ Leonard P. Singh	Executive Vice President and Chief Financial Officer (Principal Financial Officer)	February 18, 2026
Leonard P. Singh

	/s/ Theresa A. Shaw	Senior Vice President, Chief Accounting and Transformation Officer (Principal Accounting Officer)	February 18, 2026
Theresa A. Shaw

	*	Director	February 18, 2026
Ajay K. Arora

	*	Director	February 18, 2026
Ryan J. Martin

*By	/s/ Leonard P. Singh		February 18, 2026
Leonard P. Singh
Attorney-in-Fact

AMEREN ILLINOIS COMPANY (registrant)

Date:	February 18, 2026	By	/s/ Patrick E. Smith Sr.
Patrick E. Smith Sr. Chairman and President
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

	/s/ Patrick E. Smith Sr.	Chairman and President, and Director (Principal Executive Officer)	February 18, 2026
Patrick E. Smith Sr.

	/s/ Leonard P. Singh	Executive Vice President and Chief Financial Officer, and Director (Principal Financial Officer)	February 18, 2026
Leonard P. Singh

	/s/ Theresa A. Shaw	Senior Vice President, Chief Accounting and Transformation Officer, and Director (Principal Accounting Officer)	February 18, 2026
Theresa A. Shaw

	*	Director	February 18, 2026
Michael L. Moehn

*By	/s/ Leonard P. Singh		February 18, 2026
Leonard P. Singh
Attorney-in-Fact