Form 10-Q
period 2026-03-31
AMEREN CORP; Ameren Illinois Co; UNION ELECTRIC CO
filed 2026-05-08
CIK 1002910, 18654, 100826

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the Quarterly Period Ended March 31, 2026

OR

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from to

Commission File Number	Exact name of registrant as specified in its charter; State of Incorporation; Address and Telephone Number	IRS Employer Identification No.
1-14756	Ameren Corporation	43-1723446
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

Ameren Corporation	☐
Union Electric Company	☐
Ameren Illinois Company	☐
Indicate by check mark whether each registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Ameren Corporation	Yes	☐	No	☒
Union Electric Company	Yes	☐	No	☒
Ameren Illinois Company	Yes	☐	No	☒
The number of shares outstanding of each registrant’s classes of common stock as of April 30, 2026, was as follows:

Registrant	Title of each class of common stock	Shares outstanding
Ameren Corporation	Common stock, $0.01 par value per share	276,751,616
Union Electric Company	Common stock, $5 par value per share, held by Ameren Corporation	102,123,834
Ameren Illinois Company	Common stock, no par value, held by Ameren Corporation	25,452,373

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
Form 10-K – The combined Annual Report on Form 10-K for the year ended December 31, 2025, filed by the Ameren Companies with the SEC.
FORWARD-LOOKING STATEMENTS
Statements in this report not based on historical facts are considered “forward-looking” and, accordingly, involve risks and uncertainties that could cause actual results to differ materially from those discussed. Although such forward-looking statements have been made in good faith and are based on reasonable assumptions, there is no assurance that the expected results will be achieved. These statements include (without limitation) statements as to future expectations, beliefs, plans, projections, strategies, targets, estimates, objectives, events, conditions, and financial performance. In connection with the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995, we are providing this cautionary statement to identify important factors that could cause actual results to differ materially from those anticipated. The following factors, in addition to those discussed within Risk Factors in the Form 10-K, and elsewhere in this report and in our other filings with the SEC, could cause actual results to differ materially from management expectations suggested in such forward-looking statements:
•regulatory, judicial, or legislative actions, and any changes in regulatory policies and ratemaking determinations that may change regulatory recovery mechanisms or our ability to recover costs and earn a return, such as those that may result from appeals filed by Ameren Illinois to the Illinois Appellate Court for the Fifth Judicial District related to ICC orders issued in December 2023, June 2024, and December 2024 in the MYRP electric distribution service regulatory rate review, Ameren Illinois’ March 2026 appeal of the December 2025 order issued in the 2024 electric distribution service revenue requirement reconciliation adjustment review, Ameren Illinois’ 2025 electric distribution service revenue requirement reconciliation adjustment review filed with the ICC in April 2026, Ameren Illinois’ January 2026 appeal of the November 2025 ICC order issued in the 2025 natural gas delivery service rate review, Ameren Illinois’ 2020 QIP reconciliation hearing, and the January and April 2025 appeals of FERC’s October 2024 and March 2025 orders by the MISO transmission owners, including Ameren Missouri, Ameren Illinois, and ATXI;
•our ability to control costs and make substantial investments in our businesses, including our ability to recover costs and investments, and to earn our allowed ROEs, within frameworks established by our regulators, while maintaining affordability for our customers;
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
•Ameren Missouri’s ability to construct and/or acquire wind, solar, and other renewable energy generation facilities and battery storage, as well as natural gas-fired and nuclear energy centers, extend the operating license for the Callaway Energy Center, reliably operate existing energy centers through their expected retirement dates, retire fossil fuel-fired energy centers, and implement new or existing customer energy-efficiency programs, including any such construction, acquisition, retirement, or implementation in connection with its Smart Energy Plan, preferred resource plan, or emissions reduction goals, and to recover its cost of investment, a related return, and, in the case of customer energy-efficiency programs, any lost electric revenues in a timely manner, each of which is affected by the ability to timely obtain all necessary regulatory and project approvals, including CCNs from the MoPSC or any other required approvals, including permits to operate the facilities;
•our ability to realize and support forecasted energy demand and capacity from new and potential new customers, including demand growth dependent on the addition of new data centers and other large primary service customers within our service territories, such as the large load customers that signed electric service agreements with Ameren Missouri in 2026;
•the effects on energy prices and demand for our services resulting from customer growth patterns or usage, including demand from data centers, technological advances, including advances in customer energy efficiency, electric vehicles, electrification of various industries, energy storage, and private generation sources, which are becoming increasingly cost-competitive;
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
•the effect of changes in federal domestic energy policy to support investment in fossil fuel infrastructure and the effect of those changes on Ameren Missouri’s ability to construct and/or acquire renewable energy generation facilities and battery storage;

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
•the effects of changes in federal, state, or local tax laws or rates; additional regulations, interpretations, amendments, or technical corrections to, or in connection with the OBBBA and the IRA, including the effects of the OBBBA as it relates to construction timelines of solar, wind, and battery storage projects, along with the ability to obtain materials for these projects to be eligible for federal production and investment tax credits; and any challenges to the tax positions taken by the Ameren Companies, as well as resulting effects on customer rates;
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
•the ability to obtain sufficient insurance at a reasonable cost, or, in the absence of insurance, the ability to timely recover uninsured losses from our customers;
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
•the ability to maintain system reliability by Ameren Missouri, the MISO, and the electric utility industry, as well as Ameren Missouri’s ability to meet existing or future generation capacity and power obligations;
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
•labor disputes, workforce reductions, our ability to attract and retain professional and skilled-craft employees, changes in future wage and employee benefits costs, including those resulting from changes in discount rates, mortality tables, medical cost trend rates, returns on benefit plan assets, and other assumptions;
•the impact of negative opinions of us or our utility services that our customers, investors, legislators, regulators, creditors, rating agencies, or other stakeholders may have or develop, which could result from a variety of factors, including failures in system reliability, failure to implement our investment plans or disagreement with those plans, failure to protect sensitive customer information, increases in rates, new data centers entering our service territories, negative media coverage, or concerns about company policies or practices;
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

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS.

AMEREN CORPORATION
CONSOLIDATED STATEMENT OF INCOME AND COMPREHENSIVE INCOME
(Unaudited) (In millions, except per share amounts)

	Three Months Ended March 31,
	2026	2025
Operating Revenues:
Electric	$1,661	$1,622
Natural gas	515	475
Total operating revenues	2,176	2,097
Operating Expenses:
Fuel and purchased power	433	502
Natural gas purchased for resale	171	169
Other operations and maintenance	491	485
Depreciation and amortization	398	367
Taxes other than income taxes	151	144
Total operating expenses	1,644	1,667
Operating Income	532	430
Other Income, Net	90	85
Interest Charges	204	175
Income Before Income Taxes	418	340
Income Taxes	60	50
Net Income	358	290
Less: Net Income Attributable to Noncontrolling Interests	1	1
Net Income Attributable to Ameren Common Shareholders	$357	$289

Net Income	$358	$290
Other Comprehensive Loss, Net of Taxes
Pension and other postretirement benefit plan activity, net of income taxes (benefit) of $—, and $— respectively	—	—
Unrealized net loss on derivative hedging instruments, net of income taxes (benefit) of $(1), and $—, respectively	(2)	(4)
Comprehensive Income	356	286
Less: Comprehensive Income Attributable to Noncontrolling Interests	1	1
Comprehensive Income Attributable to Ameren Common Shareholders	$355	$285

Earnings per Common Share - Basic	$1.29	$1.07

Earnings per Common Share – Diluted	$1.28	$1.07

Weighted-average Common Shares Outstanding – Basic	276.5	270.0
Weighted-average Common Shares Outstanding – Diluted	278.4	271.4
The accompanying notes are an integral part of these consolidated financial statements.

AMEREN CORPORATION
CONSOLIDATED BALANCE SHEET
(Unaudited) (In millions, except per share amounts)

	March 31, 2026	December 31, 2025
ASSETS
Current Assets:
Cash and cash equivalents	$13	$13
Accounts receivable – trade (less allowance for doubtful accounts of $41 and $39, respectively)	703	665
Unbilled revenue	298	415
Miscellaneous accounts receivable	175	107
Inventories	733	774
Current regulatory assets	434	387
Other current assets	211	210
Total current assets	2,567	2,571
Property, Plant, and Equipment, Net	40,471	39,313
Investments and Other Assets:
Nuclear decommissioning trust fund	1,478	1,526
Goodwill	411	411
Regulatory assets (includes $437 and $443 related to VIEs, respectively)	2,674	2,524
Pension and other postretirement benefits	991	977
Other assets	1,254	1,154
Total investments and other assets	6,808	6,592
TOTAL ASSETS	$49,846	$48,476
LIABILITIES AND EQUITY
Current Liabilities:
Current maturities of long-term debt (includes $23 and $23 related to VIEs, respectively)	$1,123	$973
Short-term debt	1,178	643
Accounts and wages payable	733	1,254
Interest accrued	179	229
Customer deposits	239	238
Other current liabilities	674	570
Total current liabilities	4,126	3,907
Long-term Debt, Net (includes $426 and $426 related to VIEs, respectively)	19,003	18,214
Deferred Credits and Other Liabilities:
Accumulated deferred income taxes and tax credits, net	5,311	5,181
Regulatory liabilities	6,251	6,255
Asset retirement obligations	864	849
Other deferred credits and liabilities	606	540
Total deferred credits and other liabilities	13,032	12,825
Commitments and Contingencies (Notes 2, 9, and 10)
Shareholders’ Equity:
Common stock, $.01 par value, 400.0 shares authorized – shares outstanding of 276.7 and 276.4, respectively	3	3
Other paid-in capital, principally premium on common stock	8,114	8,106
Retained earnings	5,441	5,292
Accumulated other comprehensive loss	(2)	—
Total shareholders’ equity	13,556	13,401
Noncontrolling Interests	129	129
Total equity	13,685	13,530
TOTAL LIABILITIES AND EQUITY	$49,846	$48,476
The accompanying notes are an integral part of these consolidated financial statements.

AMEREN CORPORATION
CONSOLIDATED STATEMENT OF CASH FLOWS
(Unaudited) (In millions)
	Three Months Ended March 31,
	2026	2025
Cash Flows From Operating Activities:
Net income	$358	$290
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	417	395
Amortization of nuclear fuel	21	20
Amortization of debt issuance costs and premium/discounts	5	5
Deferred income taxes and tax credits, net	56	116
Allowance for equity funds used during construction	(31)	(16)
Stock-based compensation costs	8	7
Other	9	7
Changes in assets and liabilities:
Receivables	41	(68)
Inventories	41	93
Accounts and wages payable	(308)	(291)
Taxes accrued	75	(8)
Regulatory assets and liabilities	(205)	(70)
Assets, other	(3)	—
Liabilities, other	(30)	(10)
Pension and other postretirement benefits	(33)	(39)
Net cash provided by operating activities	421	431
Cash Flows From Investing Activities:
Capital expenditures	(1,574)	(1,064)
Nuclear fuel expenditures	(22)	(18)
Purchases of securities – nuclear decommissioning trust fund	(87)	(107)
Sales and maturities of securities – nuclear decommissioning trust fund	76	93
Other	(7)	9
Net cash used in investing activities	(1,614)	(1,087)
Cash Flows From Financing Activities:
Dividends on common stock	(208)	(191)
Dividends paid to noncontrolling interest holders	(1)	(1)
Short-term debt, net	534	108
Maturities of long-term debt	(350)	(300)
Issuances of long-term debt	1,297	1,099
Issuances of common stock	12	13
Employee payroll taxes related to stock-based compensation	(14)	(13)
Debt issuance costs	(12)	(11)
Net cash provided by financing activities	1,258	704
Net change in cash, cash equivalents, and restricted cash	65	48
Cash, cash equivalents, and restricted cash at beginning of year	420	328
Cash, cash equivalents, and restricted cash at end of period	$485	$376
The accompanying notes are an integral part of these consolidated financial statements.

AMEREN CORPORATION
CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY
(Unaudited) (In millions, except per share amounts)

	Three Months Ended March 31,
	2026	2025
Common Stock	$3	$3

Other Paid-in Capital:
Beginning of year	8,106	7,513
Shares issued under the DRPlus and 401(k) plan	12	15
Stock-based compensation activity	(4)	(4)
Other paid-in capital, end of period	8,114	7,524

Retained Earnings:
Beginning of year	5,292	4,604
Net income attributable to Ameren common shareholders	357	289
Dividends on common stock	(208)	(191)
Retained earnings, end of period	5,441	4,702

Accumulated Other Comprehensive Loss:
Derivative financial instruments, beginning of year	6	3
Change in derivative financial instruments	(2)	(4)
Derivative financial instruments, end of period	4	(1)
Deferred retirement benefit costs, beginning of year	(6)	(9)
Change in deferred retirement benefit costs	—	—
Deferred retirement benefit costs, end of period	(6)	(9)
Total accumulated other comprehensive loss, end of period	(2)	(10)
Total Shareholders’ Equity	$13,556	$12,219

Noncontrolling Interests:
Beginning of year	129	129
Net income attributable to noncontrolling interest holders	1	1
Dividends paid to noncontrolling interest holders	(1)	(1)
Noncontrolling interests, end of period	129	129
Total Equity	$13,685	$12,348

Common stock shares outstanding at beginning of year	276.4	269.9
Shares issued under the DRPlus and 401(k) plan	0.1	0.1
Shares issued for stock-based compensation	0.2	0.3
Common stock shares outstanding at end of period	276.7	270.3

Dividends per common share	$0.75	$0.71
The accompanying notes are an integral part of these consolidated financial statements.

UNION ELECTRIC COMPANY (d/b/a AMEREN MISSOURI)
CONSOLIDATED STATEMENT OF INCOME
(Unaudited) (In millions)

	Three Months Ended March 31,
	2026	2025
Operating Revenues:
Electric	$851	$893
Natural gas	79	64
Total operating revenues	930	957
Operating Expenses:
Fuel and purchased power	214	330
Natural gas purchased for resale	34	30
Other operations and maintenance	264	250
Depreciation and amortization	214	194
Taxes other than income taxes	95	89
Total operating expenses	821	893
Operating Income	109	64
Other Income, Net	53	43
Interest Charges	82	60
Income Before Income Taxes	80	47
Income Taxes	3	4
Net Income	77	43
Preferred Stock Dividends	1	1
Net Income Available to Common Shareholder	$76	$42
The accompanying notes as they relate to Ameren Missouri are an integral part of these consolidated financial statements.

UNION ELECTRIC COMPANY (d/b/a AMEREN MISSOURI)
CONSOLIDATED BALANCE SHEET
(Unaudited) (In millions, except per share amounts)

	March 31, 2026	December 31, 2025
ASSETS
Current Assets:
Cash and cash equivalents	$—	$6
Accounts receivable – trade (less allowance for doubtful accounts of $15 and $17, respectively)	263	284
Accounts receivable – affiliates	63	15
Unbilled revenue	142	193
Miscellaneous accounts receivable	71	15
Inventories	509	492
Current regulatory assets	233	181
Other current assets	128	119
Total current assets	1,409	1,305
Property, Plant, and Equipment, Net	21,555	20,604
Investments and Other Assets:
Nuclear decommissioning trust fund	1,478	1,526
Regulatory assets (includes $437 and $443 related to VIEs, respectively)	1,462	1,450
Pension and other postretirement benefits	273	271
Other assets	273	244
Total investments and other assets	3,486	3,491
TOTAL ASSETS	$26,450	$25,400
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Current maturities of long-term debt (includes $23 and $23 related to VIEs, respectively)	$23	$23
Short-term debt	280	471
Accounts and wages payable	395	696
Accounts payable – affiliates	57	61
Taxes accrued	82	34
Interest accrued	90	99
Retainage payable	118	28
Other current liabilities	154	150
Total current liabilities	1,199	1,562
Long-term Debt, Net (includes $426 and $426 related to VIEs, respectively)	9,011	8,120
Long-term Debt, Net - Related Parties	87	87
Deferred Credits and Other Liabilities:
Accumulated deferred income taxes and tax credits, net	2,800	2,702
Regulatory liabilities	3,250	3,324
Asset retirement obligations	859	844
Other deferred credits and liabilities	241	184
Total deferred credits and other liabilities	7,150	7,054
Commitments and Contingencies (Notes 2, 8, 9, and 10)
Shareholders’ Equity:
Common stock, $5 par value, 150.0 shares authorized – 102.1 shares outstanding	511	511
Other paid-in capital, principally premium on common stock	3,579	3,229
Preferred stock	80	80
Retained earnings	4,833	4,757
Total shareholders’ equity	9,003	8,577
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$26,450	$25,400
The accompanying notes as they relate to Ameren Missouri are an integral part of these consolidated financial statements.

UNION ELECTRIC COMPANY (d/b/a AMEREN MISSOURI)
CONSOLIDATED STATEMENT OF CASH FLOWS
(Unaudited) (In millions)

	Three Months Ended March 31,
	2026	2025
Cash Flows From Operating Activities:
Net income	$77	$43
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	233	222
Amortization of nuclear fuel	21	20
Amortization of debt issuance costs and premium/discounts	3	2
Deferred income taxes and tax credits, net	43	104
Allowance for equity funds used during construction	(23)	(8)
Other	4	4
Changes in assets and liabilities:
Receivables	38	—
Inventories	(17)	42
Accounts and wages payable	(234)	(250)
Taxes accrued	36	(9)
Regulatory assets and liabilities	(87)	(81)
Assets, other	4	19
Liabilities, other	(1)	3
Pension and other postretirement benefits	(10)	(14)
Net cash provided by operating activities	87	97
Cash Flows From Investing Activities:
Capital expenditures	(1,091)	(658)
Nuclear fuel expenditures	(22)	(18)
Purchases of securities – nuclear decommissioning trust fund	(87)	(107)
Sales and maturities of securities – nuclear decommissioning trust fund	76	93
Money pool advances, net	—	43
Other	(8)	—
Net cash used in investing activities	(1,132)	(647)
Cash Flows From Financing Activities:
Dividends on common stock	—	(50)
Dividends on preferred stock	(1)	(1)
Short-term debt, net	(191)	629
Issuances of long-term debt	898	—
Capital contribution from parent	350	—
Debt issuance costs	(9)	—
Net cash provided by financing activities	1,047	578
Net change in cash, cash equivalents, and restricted cash	2	28
Cash, cash equivalents, and restricted cash at beginning of year	68	17
Cash, cash equivalents, and restricted cash at end of period	$70	$45
The accompanying notes as they relate to Ameren Missouri are an integral part of these consolidated financial statements.

UNION ELECTRIC COMPANY (d/b/a AMEREN MISSOURI)
CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY
(Unaudited) (In millions)

	Three Months Ended March 31,
	2026	2025
Common Stock	$511	$511

Other Paid-in Capital
Beginning of year	3,229	3,201
Capital contributions from parent	350	—
Other paid-in capital, end of period	3,579	3,201

Preferred Stock	80	80

Retained Earnings:
Beginning of year	4,757	4,206
Net income	77	43
Dividends on common stock	—	(50)
Dividends on preferred stock	(1)	(1)
Retained earnings, end of period	4,833	4,198

Total Shareholders’ Equity	$9,003	$7,990
The accompanying notes as they relate to Ameren Missouri are an integral part of these consolidated financial statements.

AMEREN ILLINOIS COMPANY (d/b/a AMEREN ILLINOIS)
STATEMENT OF INCOME
(Unaudited) (In millions)

	Three Months Ended March 31,
	2026	2025
Operating Revenues:
Electric	$763	$689
Natural gas	436	411
Total operating revenues	1,199	1,100
Operating Expenses:
Purchased power	222	175
Natural gas purchased for resale	137	139
Other operations and maintenance	232	236
Depreciation and amortization	170	159
Taxes other than income taxes	52	51
Total operating expenses	813	760
Operating Income	386	340
Other Income, Net	29	34
Interest Charges	68	62
Income Before Income Taxes	347	312
Income Taxes	91	76
Net Income Available to Common Shareholder	$256	$236
The accompanying notes as they relate to Ameren Illinois are an integral part of these financial statements.

AMEREN ILLINOIS COMPANY (d/b/a AMEREN ILLINOIS)
BALANCE SHEET
(Unaudited) (In millions)

	March 31, 2026	December 31, 2025
ASSETS
Current Assets:
Cash and cash equivalents	$—	$3
Accounts receivable – trade (less allowance for doubtful accounts of $26 and $22, respectively)	423	364
Accounts receivable – affiliates	21	18
Unbilled revenue	156	222
Miscellaneous accounts receivable	67	56
Inventories	220	278
Prepaid assets	60	68
Current regulatory assets	188	189
Other current assets	5	6
Total current assets	1,140	1,204
Property, Plant, and Equipment, Net	16,724	16,567
Investments and Other Assets:
Goodwill	411	411
Regulatory assets	1,194	1,059
Pension and other postretirement benefits	579	570
Other assets	859	789
Total investments and other assets	3,043	2,829
TOTAL ASSETS	$20,907	$20,600
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Short-term debt	$75	$17
Borrowings from money pool	130	—
Accounts and wages payable	259	395
Accounts payable – affiliates	107	57
Interest accrued	59	69
Customer deposits	204	204
Mark-to-market derivative liabilities	59	45
Current regulatory liabilities	80	132
Other current liabilities	190	182
Total current liabilities	1,163	1,101
Long-term Debt, Net	6,255	6,254
Long-term Debt, Net – Related Parties	5	5
Deferred Credits and Other Liabilities:
Accumulated deferred income taxes and tax credits, net	2,398	2,354
Regulatory liabilities	2,841	2,775
Other deferred credits and liabilities	276	268
Total deferred credits and other liabilities	5,515	5,397
Commitments and Contingencies (Notes 2, 8, and 9)
Shareholders’ Equity:
Common stock, no par value, 45.0 shares authorized – 25.5 shares outstanding	—	—
Other paid-in capital	3,058	3,058
Preferred stock	49	49
Retained earnings	4,862	4,736
Total shareholders’ equity	7,969	7,843
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$20,907	$20,600
The accompanying notes as they relate to Ameren Illinois are an integral part of these financial statements.

AMEREN ILLINOIS COMPANY (d/b/a AMEREN ILLINOIS)
STATEMENT OF CASH FLOWS
(Unaudited) (In millions)

	Three Months Ended March 31,
	2026	2025
Cash Flows From Operating Activities:
Net income	$256	$236
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	170	159
Amortization of debt issuance costs and premium/discounts	1	2
Deferred income taxes and investment tax credits, net	33	29
Allowance for equity funds used during construction	(7)	(7)
Other	6	3
Changes in assets and liabilities:
Receivables	(20)	(78)
Inventories	58	51
Accounts and wages payable	(36)	(34)
Taxes accrued	53	—
Regulatory assets and liabilities	(118)	8
Assets, other	(5)	(18)
Liabilities, other	9	8
Pension and other postretirement benefits	(16)	(17)
Net cash provided by operating activities	384	342
Cash Flows From Investing Activities:
Capital expenditures	(388)	(363)
Net cash used in investing activities	(388)	(363)
Cash Flows From Financing Activities:
Dividends on common stock	(130)	(75)
Short-term debt, net	58	101
Money pool borrowings, net	130	(37)
Maturities of long-term debt	—	(300)
Issuances of long-term debt	—	350
Debt issuance costs	—	(4)
Net cash provided by financing activities	58	35
Net change in cash, cash equivalents, and restricted cash	54	14
Cash, cash equivalents, and restricted cash at beginning of year	344	302
Cash, cash equivalents, and restricted cash at end of period	$398	$316
The accompanying notes as they relate to Ameren Illinois are an integral part of these financial statements.

AMEREN ILLINOIS COMPANY (d/b/a AMEREN ILLINOIS)
STATEMENT OF SHAREHOLDERS’ EQUITY
(Unaudited) (In millions)

	Three Months Ended March 31,
	2026	2025
Common Stock	$—	$—

Other Paid-in Capital	3,058	3,056

Preferred Stock	49	49

Retained Earnings:
Beginning of year	4,736	4,266
Net income	256	236
Dividends on common stock	(130)	(75)
Retained earnings, end of period	4,862	4,427

Total Shareholders’ Equity	$7,969	$7,532
The accompanying notes as they relate to Ameren Illinois are an integral part of these financial statements.

AMEREN CORPORATION (Consolidated)
UNION ELECTRIC COMPANY (Consolidated) (d/b/a Ameren Missouri)
AMEREN ILLINOIS COMPANY (d/b/a Ameren Illinois)
COMBINED NOTES TO FINANCIAL STATEMENTS
(Unaudited)
March 31, 2026
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

The following table presents the carrying values of AMF’s assets and liabilities included on Ameren’s and Ameren Missouri’s consolidated balance sheets as of March 31, 2026 and December 31, 2025:

	2026	2025
Unbilled revenue(a)	$1	$2
Other current assets(a)	31	21
Noncurrent regulatory assets(a)	437	443
Current maturities of long-term debt(b)	23	23
Interest accrued(b)	11	6
Current regulatory liabilities(c)	9	11
Long-term debt, net(b)	426	426
(a)Assets may be used only to meet AMF’s obligations and commitments.
(b)The securitized tariff bondholders have no recourse to Ameren Missouri.
(c)Included in “Other current liabilities” on Ameren’s and Ameren Missouri’s balance sheet.
Variable Interest Entities that are not Consolidated
As of March 31, 2026, and December 31, 2025, Ameren had unconsolidated variable interests in various equity method investments, primarily to advance innovative energy technologies, totaling $65 million and $64 million, respectively, included in “Other assets” on Ameren’s consolidated balance sheet. Any earnings or losses related to these investments are included in “Other Income, Net” on Ameren’s consolidated statement of income and comprehensive income. Ameren is not the primary beneficiary of these investments because it does not have the power to direct matters that most significantly affect the activities of these variable interest entities. As of March 31, 2026, Ameren’s maximum exposure to loss related to these variable interest entities is limited to the investment in these partnerships of $65 million plus associated outstanding funding commitments of $27 million.
COLI
Ameren (parent) and Ameren Illinois have COLI, which is recorded at the net cash surrender value. The net cash surrender value is the amount that can be realized under the insurance policies at the balance sheet date. As of March 31, 2026, the cash surrender value of COLI at Ameren and Ameren Illinois was $219 million (December 31, 2025 – $219 million) and $127 million (December 31, 2025 – $126 million), respectively, while total borrowings against the policies were $117 million (December 31, 2025 – $117 million) at both Ameren and Ameren Illinois. Ameren and Ameren Illinois have the right to offset the borrowings against the cash surrender value of the policies and, consequently, present the net asset in “Other assets” on their respective balance sheets. The net cash surrender value of Ameren’s COLI is affected by the investment performance of a separate account in which Ameren holds a beneficial interest.
Accounting and Reporting Developments
See Note 1 – Summary of Significant Accounting Policies under Part II, Item 8, of the Form 10-K for additional information about recently issued authoritative accounting standards related to internal-use software and government grants.
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

Missouri
Generation and Storage Facilities
Ameren Missouri is party to agreements to acquire and/or construct various generation and storage facilities that are consistent with the 2025 Change to the 2023 PRP. The generation and storage facilities are eligible for recovery under the PISA. The following table provides information about each facility:

	Agreement type	Facility size	Status of MoPSC CCN	In-service date(a)
Bowling Green Solar Project(b)	Self-build	50-MW	Approved March 2024	March 2026
Split Rail Solar Project	Build-transfer(c)	300-MW	Approved March 2024	Second quarter 2026
Castle Bluff Natural Gas Project(d)	Self-build	800-MW	Approved October 2024	Fourth quarter 2027
Big Hollow Battery Energy Storage Project(e)	Self-build	400-MW	Approved February 2026	Second quarter 2028
Big Hollow Natural Gas Project(e)	Self-build	800-MW	Approved February 2026	Third quarter 2028
Reform Solar Project	Self-build	250-MW	Filed August 2025(f)	Fourth quarter 2028
(a)Future in-service dates are dependent on the timing of regulatory approvals and construction completion, among other things.
(b)This project represents approximately $0.1 billion of capital expenditures.
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
(f)In March 2026, Ameren Missouri, the MoPSC staff, and certain intervenors filed a nonunanimous stipulation and agreement with the MoPSC, which recommends the MoPSC approve Ameren Missouri’s requested CCN. Ameren Missouri expects a decision by the MoPSC in the first half of 2026.
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
2024 Electric Distribution Service Revenue Requirement Reconciliation Adjustment Order
In December 2025, the ICC issued an order approving Ameren Illinois’ 2024 electric distribution service revenue requirement reconciliation adjustment filing. This order approved an adjustment increasing the allowed revenue requirement by $48 million, which reflected Ameren Illinois’ actual 2024 recoverable costs, year-end rate base of $4.2 billion, and capital structure composed of 50% common equity. The approved reconciliation adjustment is being collected from customers in 2026. In February 2026, the ICC denied Ameren Illinois’ rehearing request to include an asset associated with other postretirement benefits in the rate base, among other things. In March 2026, Ameren Illinois filed an appeal of the December 2025 order with the Illinois Appellate Court for the Fifth Judicial District. The appellate court is under no deadline to address the appeal, and Ameren Illinois cannot predict the ultimate outcome of the appeal.
2025 Electric Distribution Service Revenue Requirement Reconciliation Adjustment Review
In April 2026, Ameren Illinois filed a reconciliation adjustment to its 2025 electric distribution service revenue requirement with the ICC, requesting recovery of $65 million. The adjustment reflects Ameren Illinois’ actual 2025 recoverable costs, 2025 year-end rate base, which includes assets associated with other postretirement benefits that are under appeal in Ameren Illinois’ MYRP and 2024 electric distribution service revenue requirement reconciliation adjustment proceedings, and a capital structure composed of 50% common equity. An ICC decision is required by December 2026, and any approved adjustment would be collected from customers in 2027.

2025 Natural Gas Delivery Service Rate Order
In November 2025, the ICC issued an order in Ameren Illinois’ January 2025 natural gas delivery service regulatory rate review, which resulted in an increase to Ameren Illinois’ annual revenues for natural gas delivery service of $79 million based on a 9.60% ROE, a capital structure composed of 50% common equity, a 2026 future test year, and a rate base of $3.2 billion. The order reflected a reduction of $75 million of planned distribution and transmission capital investments included in Ameren Illinois’ future test year request. The new rates became effective December 2025.
In January 2026, Ameren Illinois filed an appeal of the ICC’s November 2025 order to the Illinois Appellate Court for the Fifth Judicial District. The appeal challenged the inclusion of the non-service cost component of the net periodic benefit income related to other postretirement benefits in the annual revenue requirement and the $75 million reduction of planned capital investments, among other things. The court is under no deadline to address the appeal, and Ameren Illinois cannot predict the ultimate outcome of the appeal.
QIP Reconciliation Hearing
Pursuant to Illinois law, 2014 was the first year of the QIP. In 2021, Ameren Illinois filed a request with the ICC to initiate a reconciliation proceeding of natural gas capital investments recovered under the QIP rider during 2020. Ameren Illinois recovered similar investments in each of the 2014 to 2019 annual reconciliations. In September 2024, the Illinois Attorney General’s office challenged the recovery of capital investments that were made during 2020, alleging that the ICC should disallow $30 million in natural gas capital investments as imprudent, unsupported, or ineligible to be recovered through the QIP resulting in a potential over-recovery of an immaterial amount by Ameren Illinois in 2020. In 2023, and again in 2024, the ICC staff filed testimony that supports the prudence and reasonableness of the capital investments made during 2020. Ameren Illinois’ 2020 QIP rate recovery request under review by the ICC is within the rate increase limitations allowed by law. The ICC is under no deadline to issue an order in this proceeding. Ameren Illinois included $529 million of eligible natural gas capital investments in the QIP from 2021 to 2023. In addition, the 2021 through 2023 reconciliation proceedings are still ongoing. Ameren Illinois cannot predict the ultimate outcome of these regulatory proceedings.
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
Short-term Borrowings
The Missouri Credit Agreement and the Illinois Credit Agreement are available to support issuances under Ameren (parent)’s, Ameren Missouri’s, and Ameren Illinois’ commercial paper programs, respectively, subject to borrowing sublimits, and to support the issuance of letters of credit for the borrowers. As of March 31, 2026, based on commercial paper outstanding and letters of credit issued under the Credit Agreements, along with cash and cash equivalents, the net liquidity available to Ameren (parent), Ameren Missouri, and Ameren Illinois, collectively, was $2.0 billion, and does not include Ameren’s forward equity sale agreements discussed below in Note 4 – Long-term Debt and Equity Financings. The Ameren Companies were in compliance with the covenants in their Credit Agreements as of March 31, 2026. As of March 31, 2026, the ratios of consolidated indebtedness to consolidated total capitalization, calculated in accordance with the provisions of the Credit Agreements, were 61%, 50%, and 45% for Ameren, Ameren Missouri, and Ameren Illinois, respectively.

The following table presents commercial paper outstanding, net of issuance discounts, as of March 31, 2026, and December 31, 2025. There were no borrowings outstanding under the Credit Agreements as of March 31, 2026, or December 31, 2025.

	March 31, 2026	December 31, 2025
Ameren (parent)	$823	$155
Ameren Missouri	280	471
Ameren Illinois	75	17
Ameren consolidated	$1,178	$643
The following table summarizes the activity and relevant interest rates for Ameren (parent)’s, Ameren Missouri’s, and Ameren Illinois’ commercial paper issuances under the Credit Agreements for the three months ended March 31, 2026 and 2025:

	Ameren (parent)	Ameren Missouri	Ameren Illinois	Ameren Consolidated
2026
Average daily amount outstanding	$464	$530	$36	$1,030
Weighted-average interest rate	3.86%	3.83%	3.82%	3.84%
Peak amount outstanding during period(a)	$992	$1,360	$122	$1,996
Peak interest rate	4.00%	4.05%	4.00%	4.05%
2025
Average daily amount outstanding	$898	$313	$82	$1,293
Weighted-average interest rate	4.61%	4.59%	4.56%	4.60%
Peak amount outstanding during period(a)	$1,139	$630	$189	$1,603
Peak interest rate	4.75%	4.70%	4.69%	4.75%
(a)The timing of peak outstanding commercial paper issuances under the Credit Agreements varies by company. Therefore, the sum of individual company peak amounts may not equal the Ameren consolidated peak amount for the period.
Separate from the Credit Agreements, Ameren Missouri has an uncommitted bilateral letter of credit agreement for up to $75 million that expires in September 2026, renews annually, and is limited in use to support letters of credit. As of March 31, 2026, Ameren Missouri had $68 million of outstanding letters of credit under the agreement.
Money Pools
Ameren has money pool agreements with and among its subsidiaries to coordinate and provide for certain short-term cash and working capital requirements. The average interest rate for borrowings under the utility money pool for the three months ended March 31, 2026 was 3.84% (2025 – 4.52%). See Note 8 – Related-party Transactions for the amount of interest income and expense from the utility money pool agreements recorded by Ameren Missouri and Ameren Illinois for the three months ended March 31, 2026 and 2025.
NOTE 4 – LONG-TERM DEBT AND EQUITY FINANCINGS
Ameren
For the three months ended March 31, 2026, Ameren issued a total of 0.1 million shares of common stock, under its DRPlus and 401(k) plan, and received proceeds of $5 million. As of March 31, 2026, Ameren had a receivable of $7 million related to issuances of common stock under its DRPlus and 401(k) plan. In addition, in the first quarter of 2026, Ameren issued 0.2 million shares of common stock valued at $25 million upon the settlement of stock-based compensation awards.
Ameren has entered into an equity distribution sales agreement pursuant to which Ameren may offer and sell from time to time its common stock through an ATM program, which includes the ability to enter into forward sale agreements. There were no shares issued under the ATM program during the three months ended March 31, 2026. As of March 31, 2026, Ameren had approximately $1 billion of common stock remaining available for sale under the ATM program.

Forward sale agreements outstanding as of March 31, 2026, under the ATM program for 3.9 million shares can be settled at Ameren’s discretion on or prior to dates ranging from January 20, 2028, to February 9, 2028. The initial forward sale price for the agreements ranged from $109.22 to $111.31, with an average initial forward sale price of $110.22. Additionally in May 2025, Ameren entered into forward sale agreements separate from the ATM program with multiple counterparties relating to 6.4 million shares of common stock. The forward sale agreements can be settled at Ameren’s discretion on or prior to January 15, 2027, and the initial forward sale price under these agreements was $91.89 per share. On a settlement date or dates, if Ameren elects to physically settle a forward sale agreement, Ameren will issue shares of common stock to the counterparties at the then-applicable forward sale price. Each initial forward sale price is subject to adjustment based on a floating interest rate factor equal to the overnight bank funding rate less a spread of 75 basis points, and will be subject to decrease on certain dates specified in the forward sale agreements by specified amounts related to expected dividends on shares of the common stock during the term of the forward sale agreements. If the overnight bank funding rate is less than or more than the spread on any day, the interest rate factor will result in a reduction or an increase, respectively, of the forward sale price. The forward sale agreements will be physically settled unless Ameren elects to settle in cash or to net share settle.
At March 31, 2026, Ameren could have settled the forward sale agreements with physical delivery of 10.3 million shares of common stock to the respective counterparties in exchange for cash of $1.0 billion. Alternatively, the forward sale agreements could have also been net settled at March 31, 2026, with delivery of approximately $116 million of cash or approximately 1.1 million shares of common stock to the counterparties. In connection with the forward sale agreements outstanding at March 31, 2026, the various counterparties, or their affiliates, borrowed from third parties and sold 10.3 million shares of common stock. The gross sales price of these shares totaled $1.0 billion. Ameren does not receive any proceeds from such sales of borrowed shares. The forward sale agreements have been classified as equity transactions.
In April 2026, Ameren entered into forward sale agreements under the ATM program relating to 1.4 million shares of common stock. The April 2026 forward sales can be settled at Ameren’s discretion on or prior to dates ranging from February 2, 2028, to February 9, 2028. The average forward sale price was initially $110.47 for the April 2026 forward sale agreements.
In March 2026, Ameren (parent) issued $400 million of 5.00% senior unsecured notes due May 2036, with interest payable semiannually on May 15 and November 15 of each year, beginning November 15, 2026. Net proceeds from this issuance were used to repay a portion of Ameren’s short-term debt, including short-term debt incurred to refinance $350 million of 3.65% senior unsecured notes that matured in February 2026.
Ameren Missouri
In February 2026, Ameren Missouri issued $450 million of 4.80% first mortgage bonds due March 2036 and $450 million of 5.55% first mortgage bonds due March 2056. Interest is payable semiannually for both issuances on March 15 and September 15 of each year, beginning September 15, 2026. Net proceeds from the February 2026 issuances were used for capital expenditures and to repay short-term debt.
Ameren Missouri received capital contributions totaling $350 million from Ameren (parent) during the three months ended March 31, 2026.
Indenture Provisions and Other Covenants
See Note 5 – Long-term Debt and Equity Financings under Part II, Item 8, of the Form 10-K for a description of our indenture provisions and other covenants, as well as restrictions on the payment of dividends. At March 31, 2026, the Ameren Companies were in compliance with the provisions and covenants contained in their indentures and articles of incorporation, as applicable, and ATXI was in compliance with the provisions and covenants contained in its note purchase agreements.
Off-balance-sheet Arrangements
At March 31, 2026, none of the Ameren Companies had any material off-balance-sheet financing arrangements, other than their investment in unconsolidated variable interest entities, letters of credit, and the forward sale agreements relating to common stock. See Note 1 – Summary of Significant Accounting Policies for further detail concerning variable interest entities.

NOTE 5 – OTHER INCOME, NET
The following table presents the components of “Other Income, Net” in the Ameren Companies’ statements of income for the three months ended March 31, 2026 and 2025:

	Three Months
	2026	2025
Ameren:
Allowance for equity funds used during construction	$31	$16
Other interest income	9	11
Non-service cost components of net periodic benefit income(a)	49	66
Miscellaneous income	5	3
Earnings (losses) related to equity method investments	2	(4)
Donations	(2)	(2)
Miscellaneous expense	(4)	(5)
Total Other Income, Net	$90	$85
Ameren Missouri:
Allowance for equity funds used during construction	$23	$8
Other interest income	3	2
Non-service cost components of net periodic benefit income(a)	30	35
Miscellaneous income	—	1
Donations	(1)	(1)
Miscellaneous expense	(2)	(2)
Total Other Income, Net	$53	$43
Ameren Illinois:
Allowance for equity funds used during construction	$7	$7
Other interest income	6	9
Non-service cost components of net periodic benefit income	15	20
Miscellaneous income	4	2
Donations	(1)	(1)
Miscellaneous expense	(2)	(3)
Total Other Income, Net	$29	$34
(a)For the three months ended March 31, 2026 and 2025, the non-service cost components of net periodic benefit income were adjusted by amounts deferred of $(20) million and $(16) million, respectively, due to a regulatory tracking mechanism for the difference between the level of such costs incurred by Ameren Missouri under GAAP and the level of such costs included in rates. See Note 11 – Retirement Benefits for additional information.
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

If we determine that a contract meets the definition of a derivative and is not eligible for the NPNS exception, we review the contract to determine whether the resulting gains or losses qualify for regulatory deferral. Derivative contracts that qualify for regulatory deferral are recorded at fair value, with changes in fair value recorded as regulatory assets or liabilities in the period in which the change occurs. We believe derivative losses and gains deferred as regulatory assets and liabilities are probable of recovery, or refund, through future rates charged to customers. Regulatory assets and liabilities are amortized to operating income as related losses and gains are reflected in rates charged to customers. Therefore, gains and losses on these derivatives have no effect on operating income. As of March 31, 2026, and December 31, 2025, all commodity contracts that met the definition of a derivative and were not eligible for the NPNS exception received regulatory deferral. Interest rate hedges entered into by Ameren (parent) and discussed below do not receive regulatory deferral and were included in accumulated OCI as Ameren (parent) is not a rate-regulated entity. The cash flows from our derivative financial instruments follow the cash flow classification of the hedged item.
Ameren (parent) entered into interest rate swaps to hedge a portion of its interest rate risk on cash flows related to certain forecasted debt issuances to occur in 2026 and 2027. The interest rate swaps are designated as cash flow hedges and the corresponding changes in fair value each period are initially recorded on the balance sheet in “Accumulated other comprehensive loss” and reclassified into earnings when the debt is issued and the corresponding interest payments affect earnings during the debt term. As of March 31, 2026, and December 31, 2025, Ameren had unsettled interest rate swaps with notional amounts of $740 million and $820 million, respectively. Ameren recorded a loss, net of income tax benefits, on the change in fair value of interest rate swaps of $2 million and $4 million to "Accumulated other comprehensive loss" for the three months ended March 31, 2026 and 2025, respectively. The losses reclassified out of “Accumulated other comprehensive loss” to “Interest Charges” for the three months ended March 31, 2026 were immaterial.
The following table presents open gross commodity contract volumes by commodity type for derivative assets and liabilities as of March 31, 2026, and December 31, 2025. As of March 31, 2026, these contracts extended through October 2029, October 2032 and May 2032 for fuel oils, natural gas, and power, respectively.

	Quantity (in millions, except as indicated)
	March 31, 2026			December 31, 2025
Commodity	Ameren Missouri	Ameren Illinois	Ameren	Ameren Missouri	Ameren Illinois	Ameren
Fuel oils (in gallons)	22	—	22	25	—	25
Natural gas (in MMBtu)	56	229	285	46	217	263
Power (in MWhs)	4	7	11	—	7	7
The following table presents the carrying value and balance sheet location of all derivative commodity contracts, none of which were designated as hedging instruments because all qualify for regulatory deferral, as of March 31, 2026, and December 31, 2025:

		March 31, 2026			December 31, 2025
Commodity	Balance Sheet Location	Ameren Missouri	Ameren Illinois	Ameren	Ameren Missouri	Ameren Illinois	Ameren
Fuel oils	Other current assets	$9	$—	$9	$—	$—	$—
	Other assets	3	—	3	—	—	—
Natural gas	Other current assets	—	—	—	1	1	2
	Other assets	—	1	1	—	3	3
Power	Other current assets	3	—	3	11	—	11
	Other assets	3	—	3	—	—	—
	Total assets	$18	$1	$19	$12	$4	$16
Fuel oils	Other current liabilities	$—	$—	$—	$3	$—	$3
	Other deferred credits and liabilities	—	—	—	2	—	2
Natural gas	Mark-to-market derivative liabilities	(a)	31	(a)	(a)	21	(a)
	Other current liabilities	9	—	40	5	—	26
	Other deferred credits and liabilities	8	19	27	5	11	16
Power	Mark-to-market derivative liabilities	(a)	28	(a)	(a)	24	(a)
	Other current liabilities	—	—	28	—	—	24
	Other deferred credits and liabilities	1	48	49	—	55	55
	Total liabilities	$18	$126	$144	$15	$111	$126
(a) Balance sheet line item not applicable to registrant.
The Ameren Companies elect to present the fair value amounts of derivative assets and derivative liabilities subject to an enforceable master netting arrangement or similar agreement at the gross amounts on the balance sheet. However, if the gross amounts recognized on the balance sheet were netted with derivative instruments and cash collateral received or posted, the net amounts would not be materially different from the gross amounts at March 31, 2026, and December 31, 2025.

Credit Risk
In determining our concentrations of credit risk related to derivative instruments, we review our individual counterparties and categorize each counterparty into groupings according to the primary business in which each engages. As of March 31, 2026, if counterparty groups were to fail completely to perform on contracts, the Ameren Companies’ maximum exposure related to derivative assets would have been immaterial with or without consideration of the application of master netting arrangements or similar agreements and collateral held.
Certain of our derivative instruments contain collateral provisions tied to the Ameren Companies’ credit ratings. If our credit ratings were downgraded below investment grade, or if a counterparty with reasonable grounds for uncertainty regarding our ability to satisfy an obligation requested adequate assurance of performance, additional collateral postings might be required. The additional collateral required is the net liability position allowed under master netting arrangements or similar agreements, assuming (1) the credit risk-related contingent features underlying these arrangements were triggered and (2) those counterparties with rights to do so requested collateral. The following table presents, as of March 31, 2026, the aggregate fair value of derivative instruments with credit risk-related contingent features in a gross liability position, the cash collateral posted, and the aggregate amount of additional collateral that counterparties could require:

	Aggregate Fair Value of Derivative Liabilities(a)	Cash Collateral Posted	Potential Aggregate Amount of Additional Collateral Required(b)
Ameren Missouri	$17	$—	$9
Ameren Illinois	50	—	50
Ameren	$67	$—	$59
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
We consider nonperformance risk in our valuation of derivative instruments by analyzing our own credit standing and the credit standing of our counterparties, and by considering any credit enhancements (e.g., collateral). Included in our valuation, and based on current market conditions, is a valuation adjustment for counterparty default derived from market data such as the price of credit default swaps, bond yields, and credit ratings. No material gains or losses related to valuation adjustments for counterparty default risk were recorded at Ameren, Ameren Missouri, or Ameren Illinois in the three months ended March 31, 2026 or 2025. At March 31, 2026, and December 31, 2025, the counterparty default risk valuation adjustment related to derivative contracts was immaterial for Ameren, Ameren Missouri, and Ameren Illinois.

The following table sets forth, by level within the fair value hierarchy, our assets and liabilities measured at fair value on a recurring basis as of March 31, 2026, and December 31, 2025:

	March 31, 2026					December 31, 2025
	Level 1	Level 2	Level 3	Total		Level 1	Level 2	Level 3	Total
Assets:
Ameren Missouri
Derivative assets – commodity contracts:
Fuel oils	$12	$—	$—	$12		$—	$—	$—	$—
Natural gas	—	—	—	—		—	1	—	1
Power	—	3	3	6		—	—	11	11
Total derivative assets – commodity contracts	$12	$3	$3	$18		$—	$1	$11	$12
Nuclear decommissioning trust fund:
Equity securities:
U.S. large capitalization	$981	$—	$—	$981		$1,028	$—	$—	$1,028
Debt securities:
U.S. Treasury and agency securities	—	218	—	218		—	225	—	225
Corporate bonds	—	184	—	184		—	177	—	177
Other	—	87	—	87		—	84	—	84
Total nuclear decommissioning trust fund	$981	$489	$—	$1,470	(a)	$1,028	$486	$—	$1,514	(a)
Total Ameren Missouri	$993	$492	$3	$1,488		$1,028	$487	$11	$1,526
Ameren Illinois
Derivative assets – commodity contracts:
Natural gas	$—	$—	$1	$1		$—	$2	$2	$4
Total Ameren Illinois	$—	$—	$1	$1		$—	$2	$2	$4
Ameren
Derivative assets – commodity contracts(b)	$12	$3	$4	$19		$—	$3	$13	$16
Nuclear decommissioning trust fund(c)	981	489	—	1,470	(a)	1,028	486	—	1,514	(a)
Total Ameren	$993	$492	$4	$1,489		$1,028	$489	$13	$1,530
Liabilities:
Ameren Missouri
Derivative liabilities – commodity contracts:
Fuel oils	$—	$—	$—	$—		$5	$—	$—	$5
Natural gas	—	16	1	17		—	10	—	10
Power	—	1	—	1		—	—	—	—
Total Ameren Missouri	$—	$17	$1	$18		$5	$10	$—	$15
Ameren Illinois
Derivative liabilities – commodity contracts:
Natural gas	$1	$43	$6	$50		$1	$28	$3	$32
Power	—	20	56	76		—	13	66	79
Total Ameren Illinois	$1	$63	$62	$126		$1	$41	$69	$111
Ameren
Derivative liabilities – commodity contracts(b)	$1	$80	$63	$144		$6	$51	$69	$126
(a)Balance excludes $8 million and $12 million of cash and cash equivalents, receivables, payables, and accrued income, net, for March 31, 2026, and December 31, 2025, respectively.
(b)See the Ameren Missouri and Ameren Illinois sections of the table for a breakout of the fair value of Ameren’s derivative assets and liabilities by type of commodity.
(c)See the Ameren Missouri section of the table for a breakout of the fair value of Ameren’s nuclear decommissioning trust fund by investment type.

Level 3 natural gas derivative contract assets and liabilities measured at fair value on a recurring basis were immaterial for all periods presented. The following table presents the fair value reconciliation of Level 3 power derivative contract assets and liabilities measured at fair value on a recurring basis for the three months ended March 31, 2026 and 2025:

	2026			2025
	Ameren Missouri	Ameren Illinois	Ameren	Ameren Missouri	Ameren Illinois	Ameren
For the three months ended March 31:
Beginning balance at January 1	$11	$(66)	$(55)	$6	$(53)	$(47)
Realized and unrealized gains/(losses) included in regulatory assets/liabilities	(3)	8	5	2	(16)	(14)
Settlements	(5)	2	(3)	(3)	2	(1)
Ending balance at March 31	$3	$(56)	$(53)	$5	$(67)	$(62)
Change in unrealized gains/(losses) related to assets/liabilities held at March 31	$(2)	$7	$5	$2	$(16)	$(14)
All gains or losses related to our Level 3 derivative commodity contracts are expected to be collected or refunded through customer rates; therefore, there is no impact to either net income or other comprehensive income resulting from changes in the fair value of these instruments.
The following table describes the valuation techniques and significant unobservable inputs utilized for the fair value of our Level 3 power derivative contract assets and liabilities as of March 31, 2026, and December 31, 2025:

		Fair Value					Weighted Average(b)
	Commodity	Assets	Liabilities	Valuation Technique(s)	Unobservable Input(a)	Range
2026	Power(c)	$3	$(56)	Discounted cash flow	Average forward peak and off-peak pricing – forwards/swaps ($/MWh)	32 – 71	44
					Nodal basis ($/MWh)	(11) – (1)	(5)
2025	Power(c)	$11	$(66)	Discounted cash flow	Average forward peak and off-peak pricing – forwards/swaps ($/MWh)	33 – 72	43
					Nodal basis ($/MWh)	(9) – (2)	(5)
(a)Generally, significant increases (decreases) in these inputs in isolation would result in a significantly higher (lower) fair value measurement.
(b)Unobservable inputs were weighted by relative fair value.
(c)Valuations use visible forward prices adjusted for nodal-to-hub basis differentials.
The following table sets forth the carrying amount and, by level within the fair value hierarchy, the fair value of long-term debt (including current portion) disclosed, but not recorded, at fair value as of March 31, 2026, and December 31, 2025:

Long-Term Debt (Including Current Portion):	Carrying Amount(a)	Fair Value
		Level 2	Level 3		Total
	March 31, 2026
Ameren(b)	$20,126	$17,986	$547	(c)	$18,533
Ameren Missouri(d)	9,121	8,314	—		8,314
Ameren Illinois(d)	6,260	5,603	—		5,603
	December 31, 2025
Ameren(b)	$19,187	$17,433	$559	(c)	$17,992
Ameren Missouri(d)	8,230	7,608	—		7,608
Ameren Illinois(d)	6,259	5,753	—		5,753
(a)Included unamortized debt issuance costs, which were excluded from the fair value measurement, of $145 million, $69 million, and $55 million for Ameren, Ameren Missouri, and Ameren Illinois, respectively, as of March 31, 2026. Included unamortized debt issuance costs, which were excluded from the fair value measurement, of $136 million, $62 million, and $56 million for Ameren, Ameren Missouri, and Ameren Illinois, respectively, as of December 31, 2025.
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
Support Services Agreements
Ameren Missouri and Ameren Illinois had long-term receivables included in “Other assets” from Ameren Services of $35 million and $37 million, respectively, as of March 31, 2026, and $36 million and $38 million, respectively, as of December 31, 2025, related to Ameren Services’ allocated portion of Ameren’s pension and postretirement benefit plans.
Tax Allocation Agreement
See Note 1 – Summary of Significant Accounting Policies under Part II, Item 8, of the Form 10-K for a discussion of the tax allocation agreement. The following table presents the affiliate balances related to income taxes for Ameren Missouri and Ameren Illinois as of March 31, 2026, and December 31, 2025:

	March 31, 2026		December 31, 2025
	Ameren Missouri	Ameren Illinois	Ameren Missouri	Ameren Illinois
Income taxes payable to parent(a)	$—	$54	$—	$4
Income taxes receivable from parent(b)	38	—	3	7
(a)Included in “Accounts payable – affiliates” on the balance sheet.
(b)Included in “Accounts receivable – affiliates” on the balance sheet.
Effects of Related-party Transactions on the Statement of Income
The following table presents the impact on Ameren Missouri and Ameren Illinois of related-party transactions for the three months ended March 31, 2026 and 2025:

				Three Months
Agreement	Income Statement Line Item			Ameren Missouri		Ameren Illinois
Ameren Missouri and Ameren Illinois	Operating Revenues	2026		$10	$	(a)
rent and facility services		2025		7		(a)
Ameren Illinois interconnection agreement	Operating Revenues	2026		(b)		(a)
with Ameren Missouri		2025		(b)		(a)
Ameren Missouri and Ameren Illinois miscellaneous	Operating Revenues	2026	$	(a)	$	(a)
support services		2025		(a)		2
Total Operating Revenues		2026		$10	$	(a)
		2025		7		2
Ameren Missouri and Ameren Illinois	Purchased Power	2026		$2		$1
transmission services from ATXI		2025		3		(b)
Ameren Missouri interconnection agreement	Purchased Power	2026		(a)		(b)
with Ameren Illinois		2025		(a)		(b)
Total Purchased Power		2026		$2		$1
		2025		3		(a)
Ameren Missouri and Ameren Illinois	Other Operations and Maintenance	2026	$	(a)	$	(a)
rent and facility services		2025		(a)		1
Ameren Services support services	Other Operations and Maintenance	2026		$48		$44
agreement		2025		44		40
Total Other Operations and		2026		$48		$44
Maintenance		2025		44		41
Money pool interest (advances)	(Interest Charges)/Other Income, Net	2026	$	(a)	$	(a)
		2025		(a)		(a)
Long-term debt, net - related parties	(Interest Charges)	2026		$(1)	$	(a)
		2025		(a)		(a)
(a)Amount less than $1 million
(b)Not applicable.

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
Additionally, Ameren Missouri’s wind generation facilities may be subject to operating restrictions to limit the impact on protected species. Since 2021, Ameren Missouri’s High Prairie Energy Center has curtailed nighttime operations from April through October to limit impacts on protected species during the critical biological season. Ameren Missouri does not anticipate these operating curtailments will have a material impact on its results of operations, financial position, or liquidity. In March 2026, Ameren Missouri submitted an application to the United States Fish and Wildlife Service for a new 30-year federal permit to operate the High Prairie Energy Center. Ameren Missouri’s current permit expires in May 2027.
Ameren and Ameren Missouri anticipate they may need to make estimated capital expenditures of $70 million to $100 million from 2026 through 2030 to comply with environmental regulations. Additional capital expenditures beyond 2030 could be required. This estimate includes surface impoundment closure and corrective action measures required by the 2015 and 2024 CCR rules and modifications to cooling water intake structures at existing power plants under Clean Water Act rules in place prior to 2024, all of which are discussed below. The EPA could review and revise compliance requirements. In addition to planned retirements of coal-fired energy centers that were included in Ameren Missouri’s 2025 Change to the 2023 PRP and with respect to the Illinois emissions standards discussed in Note 14 – Commitments and Contingencies under Part II, Item 8, of the Form 10-K, Ameren Missouri’s current plan for compliance with existing air emission regulations includes burning low-sulfur coal and optimizing existing air pollution control equipment. Accordingly, the actual amount of capital expenditures required to comply with existing environmental regulations could vary from the above estimates because of uncertainty as to revisions to regulatory requirements by the EPA and/or state regulators and their timing and varying cost of potential compliance strategies, among other things.
The following sections describe the significant environmental statutes and regulations and environmental enforcement and remediation matters that affect or could affect our operations. The EPA could ultimately revise all or part of such federal regulations.

Clean Air Act
Federal and state laws, including the CSAPR, regulate emissions of SO2 and NOx through the reduction of emissions at their source and the use and retirement of emission allowances available for state budgets. In 2022, the EPA proposed the Good Neighbor Rule to reduce the transport of ozone from power plants by reducing the amount of CSAPR NOx allowances available for compliance. In January 2026, the EPA issued a proposed rule to reconsider the Good Neighbor Rule which, if finalized as proposed, would resolve underlying litigation involving numerous states including Missouri. Ameren Missouri complies with the current CSAPR requirements by minimizing emissions with low-sulfur coal, operation of two scrubbers at its Sioux Energy Center, and optimization of existing NOx air pollution control equipment. If a final rule is issued similar to the proposed rule, Ameren Missouri would not expect additional NOx controls at its coal-fired energy centers to be necessary.
CO2 Emissions Standards
In April 2024, the EPA issued a final rule that sets CO2 emission standards for existing coal-fired and new natural gas-fired power plants based on the emissions expected from adoption of carbon capture technology and/or natural gas co-firing for coal-fired power plants and carbon capture technology for new natural gas-fired power plants. Affected power plants are required to comply with the rule through a phased-in approach or retire. In June 2025, the EPA issued a proposed rule to repeal all greenhouse gas emissions standards for fossil fuel-fired power plants, including the April 2024 rule. The EPA expects to issue a final rule by mid-2026. In addition, in February 2026, the EPA issued a final rule rescinding its 2009 Endangerment Finding for greenhouse gas emissions, which was the basis for implementing greenhouse gas emissions standards. Ameren and Ameren Missouri are assessing the final rule and, at this time, cannot predict the final impacts on their results of operations, financial position, and liquidity.
MATS
In February 2026, the EPA issued a final rule repealing an April 2024 rule that had revised the MATS and established more stringent standards for emissions of particulate matter and mercury and required the use of continuous emissions monitoring systems. As a result of the repeal, the April 2024 rule will not impact Ameren’s and Ameren Missouri’s results of operations, financial position, and liquidity.
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
CCR Management
The EPA’s 2015 CCR Rule establishes requirements for the management and disposal of CCR from coal-fired power plants and has resulted in the closure of surface impoundments at Ameren Missouri’s energy centers, with closures of surface impoundments in process at its Sioux Energy Center and retired Meramec Energy Center. Ameren Missouri plans to substantially complete the closures of remaining surface impoundments by the end of 2026. Ameren Missouri’s CCR management compliance plan includes installation of groundwater monitoring equipment and groundwater treatment facilities. In April 2024, the EPA revised the CCR Rule to impose groundwater monitoring, and corrective action, closure, and post-closure requirements on certain active and inactive CCR surface impoundments and disposal units not previously included in the 2015 CCR Rule. Ameren and Ameren Missouri had AROs of $56 million associated with CCR storage facilities recorded on their respective balance sheets as of March 31, 2026. This amount includes an immaterial incremental ARO related to the 2024 CCR Rule, which may be revised as additional site studies are performed. In April 2026, the EPA issued a proposed rule that reconsiders aspects of the existing CCR rules and proposes various amendments and compliance alternatives. Ameren and Ameren Missouri are monitoring the ongoing regulatory developments but, at this time, cannot predict the final impacts of the CCR rules or the EPA’s proposed revisions on their results of operations, financial position, and liquidity.

Remediation
The Ameren Companies are involved in a number of remediation actions to clean up sites impacted by the use or disposal of materials containing hazardous substances. Federal and state laws can require responsible parties to fund remediation regardless of their degree of fault, the legality of original disposal, or the ownership of a disposal site.
As of March 31, 2026, Ameren Illinois has remediated the majority of the 44 former MGP sites in Illinois with an estimated remaining obligation primarily related to three of these former MGP sites at $45 million to $90 million. Ameren and Ameren Illinois recorded a liability of $45 million to represent the estimated minimum obligation for these sites, as no other amount within the range was a better estimate. Ameren and Ameren Illinois cannot estimate the completion dates of the estimated remaining obligation due to site accessibility, among other things. The scope of the remediation activities at these former MGP sites may increase as remediation efforts continue. Considerable uncertainty remains in these estimates because many site-specific factors can influence the actual costs, including unanticipated underground structures, the degree to which groundwater is impacted, regulatory changes, local ordinances, and site accessibility. The actual costs and timing of completion may vary substantially from these estimates.
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
NOTE 10 – CALLAWAY ENERGY CENTER
See Note 9 – Callaway Energy Center under Part II, Item 8, of the Form 10-K for information regarding spent nuclear fuel recovery, recovery of decommissioning costs, and the nuclear decommissioning trust fund. The fair value of the trust fund for Ameren Missouri’s Callaway Energy Center is reported as “Nuclear decommissioning trust fund” in Ameren’s and Ameren Missouri’s balance sheets. This amount is legally restricted and may be used only to fund the costs of nuclear decommissioning. Changes in the fair value of the trust fund are recorded as an increase or decrease to the nuclear decommissioning trust fund, with an offsetting adjustment to the related regulatory liability. Ameren and Ameren Missouri have recorded an ARO for the Callaway Energy Center decommissioning costs at fair value, which represents the present value of estimated future cash outflows. Every three years, the MoPSC requires Ameren Missouri to file an updated cost study and funding analysis for decommissioning its Callaway Energy Center. In May 2025, the MoPSC issued an order approving a non-unanimous stipulation and agreement between Ameren Missouri and the MoPSC staff that reduced annual customer contributions for funding the Callaway Energy Center decommissioning costs to zero, as the trust fund level exceeded the estimated present value of future decommissioning costs as outlined in the non-unanimous stipulation and agreement. This MoPSC order removed Ameren Missouri’s funding obligation effective in June 2025. An updated cost study and funding analysis is expected to be filed with the MoPSC in September 2026. See Note 13 – Supplemental Information for more information on Ameren Missouri’s AROs.
Insurance
The following table presents insurance coverage at Ameren Missouri’s Callaway Energy Center at April 1, 2026:

Type and Source of Coverage	Most Recent Renewal Date	Maximum Coverages		Maximum Assessments for Single Incidents
Public liability and nuclear worker liability:
American Nuclear Insurers	January 1, 2026	$500		$—
Pool participation	(a)	15,763	(a)	166	(b)
		$16,263	(c)	$166
Property damage:
NEIL and EMANI	April 1, 2026	$3,200	(d)	$23	(e)
Accidental outage:
NEIL	April 1, 2026	$490	(f)	$9	(e)
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
If losses from a nuclear incident at the Callaway Energy Center exceed insurance limits, or are not covered by insurance, or if coverage is unavailable, Ameren Missouri is at risk for any uninsured losses. If a serious nuclear incident were to occur, it could have a material adverse effect on Ameren’s and Ameren Missouri’s results of operations, financial position, or liquidity.
NOTE 11 – RETIREMENT BENEFITS
The following table presents the components of the net periodic benefit cost (income) incurred for Ameren’s pension and postretirement benefit plans for the three months ended March 31, 2026 and 2025:

	Pension Benefits		Postretirement Benefits
	Three Months		Three Months
	2026	2025	2026	2025
Service cost(a)	$20	$21	$2	$2
Non-service cost components:
Interest cost	56	58	11	11
Expected return on plan assets(b)	(66)	(76)	(23)	(23)
Amortization of(b):
Prior service cost (credit)	—	—	(1)	(1)
Actuarial (gain) loss	2	(10)	(8)	(9)
Total non-service cost components(c)	$(8)	$(28)	$(21)	$(22)
Net periodic benefit cost (income)(d)	$12	$(7)	$(19)	$(20)
(a)Service cost, net of capitalization, is reflected in “Operating Expenses – Other operations and maintenance” on Ameren’s statement of income.
(b)Prior service cost (credit) is amortized on a straight-line basis over the average future service of active participants benefiting under a plan amendment. Net actuarial gains or losses subject to amortization are amortized over 10 years. Expected return on plan assets is based on a market-related value of assets that recognizes asset (gains) losses over 4 years.
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
Ameren Missouri and Ameren Illinois are responsible for their respective share of Ameren’s pension and other postretirement costs. The following table presents the respective share of net periodic pension and other postretirement benefit costs (income) incurred for the three months ended March 31, 2026 and 2025:

	Pension Benefits		Postretirement Benefits
	Three Months		Three Months
	2026	2025	2026	2025
Ameren Missouri(a)	$5	$(4)	$(6)	$(7)
Ameren Illinois	6	(2)	(13)	(13)
Other	1	(1)	—	—
Ameren(a)	$12	$(7)	$(19)	$(20)
(a)Does not include the impact of the tracker for the difference between the level of pension and postretirement benefit costs (income) incurred by Ameren Missouri under GAAP and the level of such costs included in customer rates.

NOTE 12 – INCOME TAXES
The following table presents the principal reasons for the difference between the effective income tax expense and rate and the federal statutory corporate income tax expense and rate for the three months ended March 31, 2026 and 2025:

	Three Months		Three Months
	2026		2025
	Amount	Effective Tax Rate	Amount	Effective Tax Rate
Ameren
Federal statutory corporate income tax expense and rate	$88	21%	$72	21%
State and local taxes, net of federal income tax(a)	21	5	20	6
Tax credits
Renewable energy tax credits(b)	(15)	(4)	(12)	(4)
Other	(3)	(1)	(2)	(1)
Nontaxable or nondeductible items	(1)	—	(1)	—
Other adjustments
Amortization of excess deferred income taxes(c)	(24)	(6)	(24)	(7)
Depreciation differences	(6)	(1)	(3)	(1)
Effective income tax expense and rate	$60	14%	$50	14%
Ameren Missouri
Federal statutory corporate income tax expense and rate	$17	21%	$10	21%
State and local taxes, net of federal income tax(a)	2	3	2	4
Tax credits
Renewable energy tax credits(b)	(5)	(6)	(3)	(7)
Other	(2)	(2)	(1)	(1)
Other adjustments
Amortization of excess deferred income taxes(c)	(8)	(11)	(3)	(8)
Depreciation differences	(1)	(2)	(1)	(1)
Effective income tax expense and rate	$3	3%	$4	8%
Ameren Illinois
Federal statutory corporate income tax expense and rate	$73	21%	$66	21%
State and local taxes, net of federal income tax(a)	26	7	24	7
Other adjustments
Amortization of excess deferred income taxes(c)	(5)	(1)	(11)	(3)
Depreciation differences	(3)	(1)	(3)	(1)
Effective income tax expense and rate	$91	26%	$76	24%
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
NOTE 13 – SUPPLEMENTAL INFORMATION
Cash, Cash Equivalents, and Restricted Cash
The following table provides a reconciliation of cash, cash equivalents, and restricted cash reported within the balance sheets and the statements of cash flows at March 31, 2026, and December 31, 2025:

	March 31, 2026			December 31, 2025
	Ameren	Ameren Missouri	Ameren Illinois	Ameren	Ameren Missouri	Ameren Illinois
“Cash and cash equivalents”	$13	$—	$—	$13	$6	$3
Restricted cash included in “Other current assets”	74	64	6	63	54	5
Restricted cash included in “Other assets”	392	—	392	336	—	336
Restricted cash included in “Nuclear decommissioning trust fund”	6	6	—	8	8	—
Total cash, cash equivalents, and restricted cash	$485	$70	$398	$420	$68	$344

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
Accounts Receivable
“Accounts receivable – trade” on Ameren’s and Ameren Illinois’ balance sheets include certain receivables purchased at a discount from alternative retail electric suppliers that elect to participate in the utility consolidated billing program. At March 31, 2026, and December 31, 2025, “Other current liabilities” on Ameren’s and Ameren Illinois’ balance sheets included payables for purchased receivables of $46 million and $47 million, respectively.
The following table provides a reconciliation of the beginning and ending amount of the allowance for doubtful accounts for the three months ended March 31, 2026 and 2025:

	Three Months
	2026	2025
Ameren:
Beginning of period	$39	$30
Bad debt expense	10	16
Charged to other accounts(a)	1	1
Net write-offs	(9)	(6)
End of period	$41	$41
Ameren Missouri:
Beginning of period	$17	$12
Bad debt expense	2	2
Net write-offs	(4)	(2)
End of period	$15	$12
Ameren Illinois:(b)
Beginning of period	$22	$18
Bad debt expense	8	14
Charged to other accounts(a)	1	1
Net write-offs	(5)	(4)
End of period	$26	$29
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
Supplemental Cash Flow Information
The following table provides noncash financing and investing activity excluded from the statements of cash flows for the three months ended March 31, 2026 and 2025:

	March 31, 2026					March 31, 2025
	Ameren		Ameren Missouri		Ameren Illinois	Ameren	Ameren Missouri	Ameren Illinois
Investing:
Accrued capital expenditures, including nuclear fuel expenditures	$490	(a)	$364	(a)	$108	$381	$214	$159
Net realized and unrealized loss – nuclear decommissioning trust fund	(56)		(56)		—	(40)	(40)	—
Financing:
Issuance of common stock for stock-based compensation	$25		$—		$—	$25	$—	$—
Issuance of common stock under the DRPlus	7		—		—	9	—	—
(a)Includes amounts associated with the February 2026 acquisition of the Split Rail Solar Project with payment contingent upon completion of the project.

Asset Retirement Obligations
The following table provides a reconciliation of the beginning and ending carrying amount of AROs for the three months ended March 31, 2026:

	Ameren Missouri		Ameren Illinois		Ameren
Balance at December 31, 2025	$849	(a)	$5	(b)	$854	(a)
Liabilities incurred	7		—		7
Liabilities settled	(1)		(c)		(1)
Accretion	9	(d)	(c)		9	(d)
Balance at March 31, 2026	$864	(a)	$5	(b)	$869	(a)
(a)Balance included $5 million in “Other current liabilities” on the balance sheet as of both March 31, 2026, and December 31, 2025.
(b)Included in “Other deferred credits and liabilities” on the balance sheet.
(c)Amount less than $1 million.
(d)Accretion expense attributable to Ameren Missouri was recorded as a decrease to regulatory liabilities.
Deferred Compensation
At March 31, 2026, and December 31, 2025, the present value of benefits to be paid for deferred compensation obligations was $79 million and $79 million, respectively, which was primarily reflected in “Other deferred credits and liabilities” on Ameren’s consolidated balance sheet.
Operating Revenues
As of March 31, 2026 and 2025, our remaining performance obligations for contracts with a term greater than one year were immaterial. The Ameren Companies elected not to disclose the aggregate amount of the transaction price allocated to the performance obligations that are unsatisfied as of the end of the reporting period for contracts with an initial expected term of one year or less. See Note 14 – Segment Information for disaggregated revenue information.
Excise Taxes
Ameren Missouri and Ameren Illinois collect from their customers excise taxes, including municipal and state excise taxes and gross receipts taxes that are levied on the sale or distribution of natural gas and electricity. The following table presents the excise taxes recorded on a gross basis in “Operating Revenues – Electric,” “Operating Revenues – Natural gas” and “Operating Expenses – Taxes other than income taxes” on the statements of income for the three months ended March 31, 2026 and 2025:

	Three Months
	2026	2025
Ameren Missouri	$40	$38
Ameren Illinois	45	43
Ameren	$85	$81
Earnings per Share
The following table reconciles the basic weighted-average number of common shares outstanding to the diluted weighted-average number of common shares outstanding for the three months ended March 31, 2026 and 2025:

	Three Months
	2026	2025
Weighted-average Common Shares Outstanding – Basic	276.5	270.0
Assumed settlement of performance share units and restricted stock units	1.0	1.0
Dilutive effect of forward sale agreements	0.9	0.4
Weighted-average Common Shares Outstanding – Diluted(a)	278.4	271.4
(a)There was an immaterial number of anti-dilutive performance share units excluded from the earnings per diluted share calculations for the three months ended March 31, 2026 and 2025. Outstanding forward sale agreements as of March 31, 2026 that were anti-dilutive for the three months ended March 31, 2026 were excluded from the earnings per diluted share calculation as calculated using the treasury stock method. There were no anti-dilutive shares related to the outstanding forward sale agreements as of March 31, 2025 excluded from earnings per diluted share calculations for the three months ended March 31, 2025. For additional information about the outstanding forward sale agreements, see Note 4 – Long-term Debt and Equity Financings.

NOTE 14 – SEGMENT INFORMATION
The following tables present revenues, net income attributable to common shareholders, and capital expenditures by segment at Ameren and Ameren Illinois for the three months ended March 31, 2026 and 2025. Ameren, Ameren Missouri, and Ameren Illinois management review segment capital expenditure information rather than any individual or total asset amount. For additional information about our segments, see Note 16 – Segment Information under Part II, Item 8, of the Form 10-K.
Ameren

	Reportable Segments
	Ameren Missouri	Ameren Illinois Electric Distribution	Ameren Illinois Natural Gas	Ameren Transmission		Other	Intersegment Eliminations	Ameren
Three Months 2026:
External revenues	$920	$643	$436	$177		$—	$—	$2,176
Intersegment revenues	10	—	—	50		—	(60)	—
Revenue	930	643	436	227		—	(60)	2,176
Fuel and purchased power(a)	(214)	(266)	—	—		—	47	(433)
Natural gas purchased for resale(a)	(34)	—	(137)	—		—	—	(171)
Other operations and maintenance expenses(a)	(264)	(160)	(57)	(19)		(4)	13	(491)
Other segment items
Depreciation and amortization	(214)	(96)	(34)	(53)		(1)	—	(398)
Taxes other than income taxes	(95)	(22)	(29)	(2)		(3)	—	(151)
Other income (expense), net	53	19	3	7		9	(1)	90
Interest charges	(82)	(28)	(16)	(30)		(49)	1	(204)
Income (taxes) benefit	(3)	(24)	(44)	(32)		43	—	(60)
Noncontrolling interests – preferred stock dividends	(1)	—	—	—		—	—	(1)
Net income (loss) attributable to Ameren common shareholders	$76	$66	$122	$98		$(5)	$—	$357

Interest income	$3	$6	$—	$—		$1	$(1)	$9
Capital expenditures	1,091	196	72	204		1	10	1,574
Three Months 2025:
External revenues	$950	$570	$411	$166		$—	$—	$2,097
Intersegment revenues	7	2	—	44		—	(53)	—
Revenue	957	572	411	210		—	(53)	2,097
Fuel and purchased power(a)	(330)	(212)	—	—		—	40	(502)
Natural gas purchased for resale(a)	(30)	—	(139)	—		—	—	(169)
Other operations and maintenance expenses(a)	(250)	(166)	(55)	(19)		(8)	13	(485)
Other segment items
Depreciation and amortization	(194)	(91)	(32)	(48)		(2)	—	(367)
Taxes other than income taxes	(89)	(21)	(29)	(1)		(4)	—	(144)
Other income (expense), net	43	23	5	7		8	(1)	85
Interest charges	(60)	(26)	(15)	(29)		(46)	1	(175)
Income (taxes) benefit	(4)	(16)	(38)	(31)		39	—	(50)
Noncontrolling interests – preferred stock dividends	(1)	—	—	—		—	—	(1)
Net income (loss) attributable to Ameren common shareholders	$42	$63	$108	$89	(b)	$(13)	$—	$289

Interest income	$2	$8	$—	$1		$1	$(1)	$11
Capital expenditures	658	167	59	173		2	5	1,064
(a)Significant segment expense that is regularly provided to the CODMs. Intersegment expenses are included within the amounts shown.
(b)Ameren Transmission earnings reflect an allocation of financing costs from Ameren (parent)

Ameren Illinois

	Reportable Segments
	Ameren Illinois Electric Distribution	Ameren Illinois Natural Gas	Ameren Illinois Transmission	Intersegment Eliminations	Ameren Illinois
Three Months 2026:
External revenues	$643	$436	$120	$—	$1,199
Intersegment revenues	—	—	44	(44)	—
Revenue	643	436	164	(44)	1,199
Purchased power(a)	(266)	—	—	44	(222)
Natural gas purchased for resale(a)	—	(137)	—	—	(137)
Other operations and maintenance expenses(a)	(160)	(57)	(15)	—	(232)
Other segment items
Depreciation and amortization	(96)	(34)	(40)	—	(170)
Taxes other than income taxes	(22)	(29)	(1)	—	(52)
Other income, net	19	3	7	—	29
Interest charges	(28)	(16)	(24)	—	(68)
Income taxes	(24)	(44)	(23)	—	(91)
Net income available to common shareholder	$66	$122	$68	$—	$256

Interest income	$6	$—	$—	$—	$6
Capital expenditures	196	72	120	—	388
Three Months 2025:
External revenues	$572	$411	$117	$—	$1,100
Intersegment revenues	—	—	37	(37)	—
Revenue	572	411	154	(37)	1,100
Purchased power(a)	(212)	—	—	37	(175)
Natural gas purchased for resale(a)	—	(139)	—	—	(139)
Other operations and maintenance expenses(a)	(166)	(55)	(15)	—	(236)
Other segment items
Depreciation and amortization	(91)	(32)	(36)	—	(159)
Taxes other than income taxes	(21)	(29)	(1)	—	(51)
Other income, net	23	5	6	—	34
Interest charges	(26)	(15)	(21)	—	(62)
Income taxes	(16)	(38)	(22)	—	(76)
Net income available to common shareholder	$63	$108	$65	$—	$236

Interest income	$8	$—	$1	$—	$9
Capital expenditures	167	59	137	—	363
(a)Significant segment expense that is regularly provided to the CODMs. Intersegment expenses are included within the amounts shown.

The following tables present disaggregated revenues by segment at Ameren and Ameren Illinois for the three months ended March 31, 2026 and 2025. Economic factors affect the nature, timing, amount, and uncertainty of revenues and cash flows in a similar manner across customer classes. Revenues from alternative revenue programs have a similar distribution among customer classes as revenues from contracts with customers. Other revenues not associated with contracts with customers are presented in the Other customer classification, along with electric transmission, off-system sales, and capacity revenues.
Ameren

	Ameren Missouri	Ameren Illinois Electric Distribution		Ameren Illinois Natural Gas	Ameren Transmission	Intersegment Eliminations	Ameren
Three Months 2026:
Residential	$399	$349		$—	$—	$—	$748
Commercial	302	195		—	—	—	497
Industrial	72	55		—	—	—	127
Other	78	44	(a)	—	227	(60)	289
Total electric revenues	$851	$643		$—	$227	$(60)	$1,661
Residential	$48	$—		$312	$—	$—	$360
Commercial	20	—		86	—	—	106
Industrial	2	—		6	—	—	8
Other	9	—		32	—	—	41
Total natural gas revenues	$79	$—		$436	$—	$—	$515
Total revenues(b)	$930	$643		$436	$227	$(60)	$2,176
Three Months 2025:
Residential	$376	$342		$—	$—	$—	$718
Commercial	273	180		—	—	—	453
Industrial	66	50		—	—	—	116
Other	178	—	(a)	—	210	(53)	335
Total electric revenues	$893	$572		$—	$210	$(53)	$1,622
Residential	$43	$—		$309	$—	$—	$352
Commercial	19	—		77	—	—	96
Industrial	2	—		4	—	—	6
Other	—	—		21	—	—	21
Total natural gas revenues	$64	$—		$411	$—	$—	$475
Total revenues(b)	$957	$572		$411	$210	$(53)	$2,097
(a)Includes over-recoveries of various riders.
(b)The following table presents increases/(decreases) in revenues from alternative revenue programs and other revenues not from contracts with customers for the three months ended March 31, 2026 and 2025:

	Ameren Missouri	Ameren Illinois Electric Distribution	Ameren Illinois Natural Gas	Ameren Transmission	Ameren
Three Months 2026:
Revenues from alternative revenue programs	$(3)	$46	$17	$(4)	$56
Other revenues not from contracts with customers	2	3	1	—	6
Three Months 2025:
Revenues from alternative revenue programs	$(5)	$21	$3	$(1)	$18
Other revenues not from contracts with customers	1	3	1	—	5

Ameren Illinois

	Ameren Illinois Electric Distribution		Ameren Illinois Natural Gas	Ameren Illinois Transmission	Intersegment Eliminations	Ameren Illinois
Three Months 2026:
Residential	$349		$312	$—	$—	$661
Commercial	195		86	—	—	281
Industrial	55		6	—	—	61
Other	44	(a)	32	164	(44)	196
Total revenues(b)	$643		$436	$164	$(44)	$1,199
Three Months 2025:
Residential	$342		$309	$—	$—	$651
Commercial	180		77	—	—	257
Industrial	50		4	—	—	54
Other	—	(a)	21	154	(37)	138
Total revenues(b)	$572		$411	$154	$(37)	$1,100
(a)Includes over-recoveries of various riders.
(b)The following table presents increases/(decreases) in revenues from alternative revenue programs and other revenues not from contracts with customers for the Ameren Illinois segments for the three months ended March 31, 2026 and 2025:

	Ameren Illinois Electric Distribution	Ameren Illinois Natural Gas	Ameren Illinois Transmission	Ameren Illinois
Three Months 2026:
Revenues from alternative revenue programs	$46	$17	$(3)	$60
Other revenues not from contracts with customers	3	1	—	4
Three Months 2025:
Revenues from alternative revenue programs	$21	$3	$(1)	$23
Other revenues not from contracts with customers	3	1	—	4

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
OVERVIEW
Net income attributable to Ameren common shareholders in the three months ended March 31, 2026, was $357 million, or $1.28 per diluted share, compared with $289 million, or $1.07 per diluted share, in the year-ago period. Net income was favorably affected for the three months ended March 31, 2026, by increased infrastructure investments across all segments, including infrastructure reflected in electric and natural gas service rates at Ameren Missouri, effective June 1, 2025 and September 1, 2025, respectively, and natural gas rates at Ameren Illinois, effective December 2, 2025. Net income was unfavorably affected for the three months ended March 31, 2026, by decreased retail electric sales volumes at Ameren Missouri, primarily due to warmer winter temperatures in 2026, among other items.
Ameren’s strategic plan includes investing in rate-regulated energy infrastructure, enhancing regulatory frameworks and advocating for responsible policies, and optimizing operating performance to deliver on opportunities to benefit our customers, communities, and shareholders. Ameren remains focused on disciplined cost management and strategic capital allocation. Ameren invested $1.6 billion in its rate-regulated businesses in the three months ended March 31, 2026.
In August 2025, Ameren Missouri filed for a CCN to construct the Reform Solar Project (250-MW facility). In March 2026, Ameren Missouri, the MoPSC staff, and certain intervenors filed a nonunanimous stipulation and agreement with the MoPSC, which recommends the MoPSC approve Ameren Missouri’s requested CCN. Ameren Missouri expects a decision by the MoPSC in the first half of 2026. In February 2026, the MoPSC issued an order approving a nonunanimous stipulation and agreement related to a requested CCN for the Big Hollow Natural Gas (800-MW facility) and the Big Hollow Battery Energy Storage (400-MW facility) projects. Also in February 2026, Ameren Missouri acquired the Split Rail Solar Project, which includes solar panels, project design, land rights, and engineering, procurement, and construction agreements, for approximately $0.6 billion, and took over construction management of the project, which is expected to be placed in-service in the second quarter of 2026.
In 2026, Ameren Missouri executed electric service agreements with large load customers under its modified large primary service tariff that was approved in 2025, representing 2.8 gigawatts of demand. Ameren and Ameren Missouri do not expect a material impact to their results of operations, financial position, or liquidity in 2026 related to these agreements.

In February 2026, Ameren Missouri filed an update to its Smart Energy Plan with the MoPSC, which includes a five-year capital investment overview with a detailed one-year plan for 2026. The plan is designed to upgrade Ameren Missouri’s electric infrastructure and includes investments that will upgrade the grid to enhance reliability and resiliency. Investments under the plan are expected to total approximately $20.8 billion over the five-year period from 2026 through 2030, with expenditures largely recoverable under the PISA prior to being included in base rates. The Smart Energy Plan excludes investments in its natural gas distribution business, as well as removal costs, net of salvage.
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
In November 2025, the ICC issued an order in Ameren Illinois’ January 2025 natural gas delivery service regulatory rate review, which resulted in an increase to Ameren Illinois’ annual revenues for natural gas delivery service of $79 million based on a 9.60% ROE, a capital structure composed of 50% common equity, a 2026 future test year, and a rate base of $3.2 billion. The order reflected a reduction of $75 million of planned distribution and transmission capital investments included in Ameren Illinois’ future test year request. The new rates became effective December 2025. In January 2026, Ameren Illinois filed an appeal of the ICC’s November 2025 order to the Illinois Appellate Court for the Fifth Judicial District. The appeal challenged the inclusion of the non-service cost component of the net periodic benefit income related to other postretirement benefits in the annual revenue requirement and the $75 million reduction of planned capital investments, among other things. The court is under no deadline to address the appeal.
In December 2025, the ICC issued an order approving Ameren Illinois’ 2024 electric distribution service revenue requirement reconciliation adjustment filing. This order approved an adjustment increasing the allowed revenue requirement by $48 million, which reflected Ameren Illinois’ actual 2024 recoverable costs, year-end rate base of $4.2 billion, and capital structure composed of 50% common equity. The approved reconciliation adjustment is being collected from customers in 2026. In March 2026, Ameren Illinois filed an appeal of the December 2025 order with the Illinois Appellate Court for the Fifth Judicial District. The appellate court is under no deadline to address the appeal.
In April 2026, Ameren Illinois filed a reconciliation adjustment to its 2025 electric distribution service revenue requirement with the ICC, requesting recovery of $65 million. The adjustment reflects Ameren Illinois’ actual 2025 recoverable costs, 2025 year-end rate base, which includes assets associated with other postretirement benefits that are under appeal in Ameren Illinois’ MYRP and 2024 electric distribution service revenue requirement reconciliation adjustment proceedings, and a capital structure composed of 50% common equity. An ICC decision is required by December 2026, and any approved adjustment would be collected from customers in 2027.
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

We employ various risk management strategies to reduce our exposure to commodity and interest rate risk as well as other risks inherent in our business. The reliability of Ameren Missouri’s energy centers and our transmission and distribution systems, and the level and timing of operations and maintenance costs and capital investment, are key factors that we seek to manage in order to optimize our results of operations, financial position, and liquidity.
Earnings Summary
The following table presents a summary of Ameren’s earnings for the three months ended March 31, 2026 and 2025:

	Three Months
	2026	2025
Net income attributable to Ameren common shareholders	$357	$289
Earnings per common share – diluted	1.28	1.07
Net income attributable to Ameren common shareholders increased $68 million and earnings per diluted share increased 21 cents in the three months ended March 31, 2026, compared with the year-ago period. The increase was due to net income increases of $34 million, $14 million, $9 million, and $3 million, at Ameren Missouri, Ameren Illinois Natural Gas, Ameren Transmission and Ameren Illinois Electric Distribution, respectively. Additionally, there was a decrease in net loss of $8 million for activity not reported as part of a segment, primarily at Ameren (parent).
Earnings per diluted share were favorably affected in the three months ended March 31, 2026, compared to the year-ago period, by:
•increased base rate revenues at Ameren Missouri, pursuant to the April 2025 MoPSC electric rate order, effective June 1, 2025, partially offset by higher depreciation and amortization and interest expenses in base rates (8 cents per share);
•a higher allowance for equity funds used during construction and increased base rate revenues at Ameren Missouri for the inclusion of previously deferred interest charges under PISA pursuant to the April 2025 MoPSC electric rate order, partially offset by lower interest deferrals associated with the PISA (7 cents per share);
•increased base rate revenues at Ameren Illinois Natural Gas, pursuant to the November 2025 ICC natural gas rate order, effective December 2, 2025, partially offset by increased operations and maintenance, depreciation and amortization, and interest expenses included in base rates (6 cents per share);
•equity return on increased rate base investments at Ameren Transmission and Ameren Illinois Electric Distribution (4 cents per share);
•decreased income tax expense not subject to formula rates or riders, primarily due to increased tax benefits from higher allowance for equity funds used during construction and stock-based compensation costs (3 cents per share);
•higher revenue at Ameren Missouri resulting from the absence in 2026 of a deferral associated with the Rush Island Energy Center (3 cents per share); and
•increased base rate revenues at Ameren Missouri’s natural gas business, pursuant to the July 2025 MoPSC natural gas rate order, effective September 1, 2025, partially offset by higher depreciation and amortization expenses included in base rates (3 cents per share).
Earnings per diluted share were unfavorably affected in the three months ended March 31, 2026, compared to the year-ago period, by:
•decreased retail electric sales volumes at Ameren Missouri, excluding customer energy-efficiency programs, primarily due to warmer winter temperatures in 2026 (estimated 5 cents per share);
•increased other operations and maintenance expenses at Ameren Missouri not subject to riders or trackers, largely due to higher energy center maintenance expense and an increase in injuries and damages expenses, partially offset by a decrease in storm-related costs compared to the year-ago period (3 cents per share); and
•increased weighted-average basic common shares outstanding resulting from issuances of common shares (3 cents per share).
The cents per share variances above are presented based on the weighted-average basic common shares outstanding in the three months ended March 31, 2025, and do not reflect the impact of dilution on earnings per share, unless otherwise noted. The amounts above other than variances related to income taxes have been presented net of income taxes using Ameren’s 2026 blended federal and state statutory tax rate of 26%. For additional details regarding the Ameren Companies’ results of operations, including explanations of Operating Revenues for both Electric Revenues and Natural Gas Revenues; Fuel and Purchased Power Expenses; Other Operations and Maintenance Expenses; Depreciation and Amortization Expenses; Taxes Other Than Income Taxes; Other Income, Net; Interest Charges; and Income Taxes, see the major headings below.

Below is Ameren’s table of income statement components by segment for the three months ended March 31, 2026 and 2025:

	Ameren Missouri	Ameren Illinois Electric Distribution	Ameren Illinois Natural Gas	Ameren Transmission	Other / Intersegment Eliminations	Ameren
Three Months 2026:
Electric revenues	$851	$643	$—	$227	$(60)	$1,661
Natural gas revenues	79	—	436	—	—	515
Fuel and purchased power	(214)	(266)	—	—	47	(433)
Natural gas purchased for resale	(34)	—	(137)	—	—	(171)
Other operations and maintenance expenses	(264)	(160)	(57)	(19)	9	(491)
Depreciation and amortization expenses	(214)	(96)	(34)	(53)	(1)	(398)
Taxes other than income taxes	(95)	(22)	(29)	(2)	(3)	(151)
Operating income (loss)	109	99	179	153	(8)	532
Other income, net	53	19	3	7	8	90
Interest charges	(82)	(28)	(16)	(30)	(48)	(204)
Income (taxes) benefit	(3)	(24)	(44)	(32)	43	(60)
Net income (loss)	77	66	122	98	(5)	358
Noncontrolling interests – preferred stock dividends	(1)	—	—	—	—	(1)
Net income (loss) attributable to Ameren common shareholders	$76	$66	$122	$98	$(5)	$357
Three Months 2025:
Electric revenues	$893	$572	$—	$210	$(53)	$1,622
Natural gas revenues	64	—	411	—	—	475
Fuel and purchased power	(330)	(212)	—	—	40	(502)
Natural gas purchased for resale	(30)	—	(139)	—	—	(169)
Other operations and maintenance expenses	(250)	(166)	(55)	(19)	5	(485)
Depreciation and amortization expenses	(194)	(91)	(32)	(48)	(2)	(367)
Taxes other than income taxes	(89)	(21)	(29)	(1)	(4)	(144)
Operating income (loss)	64	82	156	142	(14)	430
Other income, net	43	23	5	7	7	85
Interest charges	(60)	(26)	(15)	(29)	(45)	(175)
Income (taxes) benefit	(4)	(16)	(38)	(31)	39	(50)
Net income (loss)	43	63	108	89	(13)	290
Noncontrolling interests – preferred stock dividends	(1)	—	—	—	—	(1)
Net income (loss) attributable to Ameren common shareholders	$42	$63	$108	$89	$(13)	$289

Below is Ameren Illinois’ table of income statement components by segment for the three months ended March 31, 2026 and 2025:

	Ameren Illinois Electric Distribution	Ameren Illinois Natural Gas	Ameren Illinois Transmission	Other / Intersegment Eliminations	Ameren Illinois
Three Months 2026:
Electric revenues	$643	$—	$164	$(44)	$763
Natural gas revenues	—	436	—	—	436
Purchased power	(266)	—	—	44	(222)
Natural gas purchased for resale	—	(137)	—	—	(137)
Other operations and maintenance expenses	(160)	(57)	(15)	—	(232)
Depreciation and amortization expenses	(96)	(34)	(40)	—	(170)
Taxes other than income taxes	(22)	(29)	(1)	—	(52)
Operating income	99	179	108	—	386
Other income, net	19	3	7	—	29
Interest charges	(28)	(16)	(24)	—	(68)
Income taxes	(24)	(44)	(23)	—	(91)
Net income attributable to common shareholder	$66	$122	$68	$—	$256
Three Months 2025:
Electric revenues	$572	$—	$154	$(37)	$689
Natural gas revenues	—	411	—	—	411
Purchased power	(212)	—	—	37	(175)
Natural gas purchased for resale	—	(139)	—	—	(139)
Other operations and maintenance expenses	(166)	(55)	(15)	—	(236)
Depreciation and amortization expenses	(91)	(32)	(36)	—	(159)
Taxes other than income taxes	(21)	(29)	(1)	—	(51)
Operating income	82	156	102	—	340
Other income, net	23	5	6	—	34
Interest charges	(26)	(15)	(21)	—	(62)
Income taxes	(16)	(38)	(22)	—	(76)
Net income attributable to common shareholder	$63	$108	$65	$—	$236

Operating Revenues
The following table presents the increases (decreases) by Ameren segment for electric and natural gas revenues for the three months ended March 31, 2026, compared with the year-ago period:

Three Months	Ameren Missouri	Ameren Illinois Electric Distribution	Ameren Illinois Natural Gas	Ameren Transmission(a)	Other /Intersegment Eliminations	Ameren
Electric revenue change:
Base rates (estimate)(b)	$74	$16	$—	$17	$—	$107
Effect of weather (estimate)(c)	(17)	—	—	—	—	(17)
Retail sales volumes and changes in customer usage patterns (normalized for the estimated effects of weather and MEEIA)	(4)	—	—	—	—	(4)
Off-system sales, capacity, transmission, and FAC revenues, net	(145)	—	—	—	—	(145)
Ameren Illinois energy-efficiency program investment revenues	—	2	—	—	—	2
Electric deferred income tax adjustment(d)	—	6	—	—	—	6
Rush Island Energy Center base rate revenue deferral	17	—	—	—	—	17
RESRAM(e)	2	—	—	—	—	2
Other	3	—	—	—	—	3
Cost recovery mechanisms – offset in fuel and purchased power(f)	27	54	—	—	(7)	74
Other cost recovery mechanisms(g)	1	(7)	—	—	—	(6)
Total electric revenue change	$(42)	$71	$—	$17	$(7)	$39
Natural gas revenue change:
Base rates (estimate)	$11	$—	$30	$—	$—	$41
Change in rate design (estimate)	—	—	(4)	—	—	(4)
Effect of weather (estimate)(c)	(3)	—	—	—	—	(3)
Other	—	—	(1)	—	—	(1)
Cost recovery mechanisms – offset in natural gas purchased for resale(f)	7	—	(2)	—	—	5
Other cost recovery mechanisms(g)	—	—	2	—	—	2
Total natural gas revenue change	$15	$—	$25	$—	$—	$40
(a)Includes an increase in transmission revenues of $10 million at Ameren Illinois for the three months ended March 31, 2026, compared with the year-ago period.
(b)For Ameren Illinois Electric Distribution and Ameren Transmission, base rates include increases or decreases in operating revenues related to the revenue requirement reconciliation adjustment under the MYRP and formula rates, respectively. For Ameren Missouri, base rates exclude an increase for the recovery of lost electric revenue, less the associated fuel and purchased power expenses, resulting from the MEEIA customer energy-efficiency programs and a decrease in base rates for RESRAM. These changes in Ameren Missouri base rates are included in the “Retail sales volumes and changes in customer usage patterns (normalized for the estimated effects of weather and MEEIA)” and “Cost recovery mechanisms - offset in fuel and purchased power” line items, respectively.
(c)Represents the estimated variation resulting primarily from changes in cooling and heating degree-days on electric and natural gas demand compared with the year-ago period; this variation is based on temperature readings from National Oceanic and Atmospheric Administration weather stations at local airports in our service territories.
(d)The electric deferred income tax adjustment relates to the remaining balance of certain excess deferred income taxes that were amortized through 2025. Offsetting expense increases or decreases are reflected within the "Income Taxes" section of the statement of income. This item has no overall impact on earnings.
(e)Changes in RESRAM revenues are largely offset in “Fuel and purchased power,” “Other operations and maintenance,” “Depreciation and amortization,” “Taxes other than income taxes,” or “Income taxes” on the statement of income.
(f)Electric and natural gas revenue changes are offset by corresponding changes in “Fuel and purchased power” and “Natural gas purchased for resale” on the statement of income. For the three months ended March 31, 2026, activity in Other/Intersegment Eliminations of $7 million was primarily due to the changes in Ameren Transmission revenue from transmission services provided to Ameren Illinois Electric Distribution (-$7 million). See Note 14 – Segment Information under Part I, Item 1, of this report for additional information on intersegment eliminations. These items have no overall impact on earnings.
(g)Offsetting expense increases or decreases are reflected in “Other operations and maintenance,” “Taxes other than income taxes,” or “Income taxes” on the statement of income. These items have no overall impact on earnings.

Electric Revenues
Ameren
Ameren’s electric revenues increased $39 million, or 2%, for the three months ended March 31, 2026, compared with the year-ago period, primarily due to increased revenues at Ameren Illinois Electric Distribution and Ameren Transmission, partially offset by decreased revenues at Ameren Missouri, as discussed below.
Ameren Transmission
Ameren Transmission’s electric revenues increased $17 million, or 8%, for the three months ended March 31, 2026, compared with the year-ago period. Revenues were affected by higher recoverable expenses (+$10 million) and increased return on capital investment
(+$7 million), as evidenced by a 9% increase in rate base used to calculate the revenue requirement.
Ameren Missouri
Ameren Missouri’s electric revenues decreased $42 million, or 5%, for the three months ended March 31, 2026, compared with the year-ago period.
The following items decreased Ameren Missouri’s electric revenues between periods:
•“Off-system sales, capacity, transmission, and FAC revenues, net” decreased $145 million primarily due to spring capacity prices decreasing from $720 per MW-day in 2025 to $70 per MW-day in 2026 as a result of the annual MISO auctions.
•The effect of weather decreased revenues an estimated $17 million primarily due to warmer winter temperatures in 2026.
The following items increased Ameren Missouri’s electric revenues between periods:
•Higher electric base rates, excluding the change in base rates for the MEEIA customer energy-efficiency programs and the RESRAM, resulting from the April 2025 MoPSC electric rate order effective June 1, 2025, increased revenues an estimated $74 million.
•Revenues associated with “Cost recovery mechanisms – offset in fuel and purchased power” increased $27 million due to increased revenue related to the recovery of costs previously deferred under the FAC. The changes to “Cost recovery mechanisms - offset in fuel and purchased power” are fully offset by changes to “Cost recovery mechanisms - offset in electric revenue” in fuel and purchased power.
•Revenues increased $17 million due to the absence of the deferral of base rate revenues to a regulatory liability related to the Rush Island Energy Center following its October 15, 2024 retirement date, in accordance with the June 2024 MoPSC financing order. The deferral ended with new rates effective June 1, 2025.
Ameren Illinois
Ameren Illinois’ electric revenues increased $74 million, or 11%, for the three months ended March 31, 2026, compared with the year-ago period, driven by increased revenues at Ameren Illinois Electric Distribution and Ameren Illinois Transmission.
Ameren Illinois Electric Distribution
Ameren Illinois Electric Distribution’s revenues increased $71 million, or 12%, for the three months ended March 31, 2026, compared with the year-ago period.
The following items increased Ameren Illinois Electric Distribution’s revenues between periods:
•Revenues associated with “Cost recovery mechanisms – offset in fuel and purchased power” increased $54 million due to increased purchased power expenses recovered from customers. The increase in electric revenues are fully offset by an increase in purchased power expenses under cost recovery mechanisms for purchased power, as discussed below.
•Base rates increased revenues by $16 million due to higher recoverable non-purchased power expenses (+$13 million) and increased return on capital investment (+$3 million).
•Revenues increased $6 million due to the absence of amortization of certain excess deferred income taxes in 2025.
Other cost recovery mechanisms decreased revenues by $7 million for the three months ended March 31, 2026, primarily due to a lower amount of bad debt costs included in customer rates, effective June 2025, pursuant to the associated rider.

Ameren Illinois Transmission
Ameren Illinois Transmission’s revenues increased $10 million, or 6%, for the three months ended March 31, 2026, compared with the year-ago period. Base rate revenues were primarily affected by higher recoverable expenses (+$6 million) and increased return on capital investment (+$4 million), as evidenced by a 7% increase in rate base used to calculate the revenue requirement.
Ameren
Ameren’s natural gas revenues increased $40 million, or 8%, for the three months ended March 31, 2026, compared with the year-ago period, due to increased revenues at Ameren Illinois Natural Gas and Ameren Missouri, as discussed below.
Ameren Missouri
Ameren Missouri’s natural gas revenues increased $15 million, or 23%, for the three months ended March 31, 2026, compared with the year-ago period, primarily due to the effect of higher natural gas base rates as a result of the July 2025 MoPSC natural gas rate order effective September 1, 2025, and increased revenues associated with “Cost recovery mechanisms – offset in natural gas purchased for resale” primarily due to higher natural gas prices.
Ameren Illinois Natural Gas
Ameren Illinois Natural Gas’ revenues increased $25 million, or 6%, for the three months ended March 31, 2026, compared with the year-ago period. Base rate revenue increased an estimated $30 million for the three months ended March 31, 2026, due to higher natural gas rates as a result of the November 2025 natural gas rate order effective December 2, 2025. See Note 2 – Rate and Regulatory Matters under Part I, Item 1, of this report for additional information regarding the November 2025 natural gas rate order.
Fuel and Purchased Power
The following table presents the increases (decreases) by Ameren segment for fuel and purchased power for the three months ended March 31, 2026, compared with the year-ago period:

Three Months	Ameren Missouri	Ameren Illinois Electric Distribution	Ameren Illinois Natural Gas	Ameren Transmission	Other /Intersegment Eliminations	Ameren
Fuel and purchased power change:
Energy costs (excluding the estimated effect of weather)	$(143)	$—	$—	$—	$—	$(143)
Retail sales volume (excluding the estimated effect of weather)	(1)	—	—	—	—	(1)
Effect of weather (estimate)(a)	(3)	—	—	—	—	(3)
Effect of higher net energy costs included in base rates	4	—	—	—	—	4
Transmission service charges (not included in the FAC)	3	—	—	—	—	3
Other	(3)	—	—	—	—	(3)
Cost recovery mechanisms – offset in electric revenue(b)	27	54	—	—	(7)	74
Total fuel and purchased power change	$(116)	$54	$—	$—	$(7)	$(69)
(a)Represents the estimated variation resulting primarily from changes in cooling and heating degree-days on electric demand compared with the year-ago period; this variation is based on temperature readings from the National Oceanic and Atmospheric Administration weather stations at local airports in our service territories.
(b)“Cost recovery mechanisms — offset in electric revenue” changes are offset by corresponding changes in “Cost recovery mechanisms — offset in fuel and purchased power” in electric revenues. For the three months ended March 31, 2026, activity in Other/Intersegment Eliminations of $7 million, was primarily due to the changes in Ameren Transmission revenue from transmission services provided to Ameren Illinois Electric Distribution (-$7 million). See Note 14 – Segment Information under Part I, Item 1, of this report for additional information on intersegment eliminations. These items have no overall impact on earnings.

Ameren
Ameren Missouri and Ameren Illinois are generally allowed to pass on to customers prudently incurred costs for fuel and purchased power. Ameren’s electric fuel and purchased power expenses decreased $69 million, or 14%, for the three months ended March 31, 2026, compared with the year-ago period, primarily due to decreased fuel and purchased power expenses at Ameren Missouri, partially offset by increased fuel and purchased power expenses at Ameren Illinois Electric Distribution, as discussed below.
Ameren Missouri
Ameren Missouri’s fuel and purchased power expenses decreased $116 million, or 35%, for the three months ended March 31, 2026, compared with the year-ago period. Energy costs decreased $143 million primarily due to spring capacity prices decreasing from $720 per MW-day in 2025 to $70 per MW-day in 2026 as a result of the annual MISO auctions. Ameren Missouri’s 5% exposure to net energy cost variances under the FAC of $2 million is the difference between “Off-system sales, capacity, transmission, and FAC revenues, net” in electric revenues and “Energy costs (excluding the estimated effect of weather)”. “Cost recovery mechanisms — offset in electric revenue” increased fuel and purchased power expenses $27 million due to increased recovery of costs previously deferred under the FAC. The changes to “Cost recovery mechanisms - offset in electric revenue” are fully offset by “Cost recovery mechanisms - offset in fuel and purchased power” in electric revenues.
Ameren Illinois Electric Distribution

Ameren Illinois Electric Distribution’s purchased power expenses increased $54 million, or 25%, for the three months ended March 31, 2026, compared with the year-ago period, primarily due to increased energy prices (+$40 million), transmission service charges (+$8 million), and capacity costs (+$3 million). The changes to “Cost recovery mechanisms - offset in electric revenue” are fully offset by changes to “Cost recovery mechanisms - offset in fuel and purchased power” in electric revenues.
Natural Gas Purchased for Resale
The following table presents the increases (decreases) by Ameren segment for natural gas purchased for resale for the three months ended March 31, 2026, compared with the year-ago period:

Three Months	Ameren Missouri	Ameren Illinois Electric Distribution	Ameren Illinois Natural Gas	Ameren Transmission	Other /Intersegment Eliminations	Ameren
Natural gas purchased for resale change:
Effect of weather (estimate)(a)	$(3)	$—	$—	$—	$—	$(3)
Cost recovery mechanisms – offset in natural gas revenue(b)	7	—	(2)	—	—	5
Total natural gas purchased for resale change	$4	$—	$(2)	$—	$—	$2
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
Ameren Missouri and Ameren Illinois are allowed to pass on to customers prudently incurred costs for natural gas purchased for resale. Natural gas purchased for resale expenses were comparable between periods at Ameren, Ameren Illinois Natural Gas, and Ameren Missouri.

Other Operations and Maintenance Expenses

Increase (Decrease) by Segment
Total by Segment(a)	Overall Ameren Increase of $6 Million

600
400
200
0
$ (Millions)
$491
$19
$57
$160
$264
$485
$19
$55
$166
$250
2026
2025

(a)Includes other/intersegment eliminations of $(9) million and $(5) million in the three months ended March 31, 2026 and 2025, respectively.

Ameren Missouri	Ameren Illinois Natural Gas	Other/Intersegment Eliminations

Ameren Illinois Electric Distribution	Ameren Transmission
Ameren
Other operations and maintenance expenses increased $6 million due to the changes discussed below. In addition to changes by segments discussed below, other operations and maintenance expenses decreased $4 million for activity not reported as part of a segment, as reflected in “Other/Intersegment Eliminations” above. This is primarily due to a decrease of $5 million in the elimination of the non-service cost component of net periodic benefit income. The non-service cost component of net periodic benefit cost or income at Ameren Services is allocated to the segments and primarily included in the segments’ other operations and maintenance expenses.
Ameren Transmission
Other operations and maintenance expenses were comparable between periods.
Ameren Missouri
Other operations and maintenance expenses increased $14 million in the three months ended March 31, 2026, compared with the year-ago period, primarily due to the following items:

•Non-nuclear generation operations and maintenance expenses increased $8 million, primarily due to increased reliability measures at the Sioux and Labadie energy centers.
•Injuries and damages increased $5 million, primarily due to an increase in higher claim expenses compared to the year-ago period.

The increase in other operations and maintenance expenses was partially offset for the three months ended March 31, 2026, compared with the year-ago period, primarily due to a $5 million decrease in transmission and distribution storm-related costs as a result of a reduction in major storms in 2026.

Ameren Illinois
Other operations and maintenance expenses decreased $4 million in the three months ended March 31, 2026, compared with the year-ago period, primarily due to the following items:
Ameren Illinois Electric Distribution
Other operations and maintenance expenses decreased $6 million in the three months ended March 31, 2026, primarily due to a decrease of $8 million in customer bad debt costs.
Ameren Illinois Natural Gas
Other operations and maintenance expenses were comparable between periods.
Ameren Illinois Transmission
Other operations and maintenance expenses were comparable between periods.
Depreciation and Amortization Expenses

Increase (Decrease) by Segment
Total by Segment(a)	Overall Ameren Increase of $31 Million

450
300
150
0
$ (Millions)
$398
$53
$34
$96
$214
$367
$48
$32
$91
$194
2026
2025

(a)Includes other/intersegment eliminations of $1 million and $2 million in the three months ended March 31, 2026 and 2025, respectively.

Ameren Missouri	Ameren Illinois Natural Gas	Other/Intersegment Eliminations

Ameren Illinois Electric Distribution	Ameren Transmission

Depreciation and amortization expenses increased $31 million, $20 million, and $11 million in the three months ended March 31, 2026, compared with the year-ago period at Ameren, Ameren Missouri, Ameren Illinois, respectively, primarily because of additional property, plant, and equipment investments. Ameren’s and Ameren Missouri’s depreciation and amortization expenses for the three months ended March 31, 2026, compared with the year-ago period, were affected by the following, which include the effect of the additional investments at Ameren Missouri:
•Increased depreciation and amortization of $15 million due to the inclusion in base rates of property, plant, and equipment previously eligible for deferral to a regulatory asset under the PISA and RESRAM effective June 1, 2025, pursuant to the April 2025 MoPSC electric rate order.
•Depreciation and amortization rate changes effective June 1, 2025, pursuant to the April 2025 MoPSC electric rate order, which increased depreciation and amortization expenses by $4 million.
Taxes Other Than Income Taxes

Increase (Decrease) by Segment
Total by Segment(a)	Overall Ameren Increase of $7 Million

180
160
140
120
100
80
60
40
20
0
$ (Millions)
$151
$29
$22
$95
$144
$29
$21
$89
2026
2025

(a)Includes $2 million and $1 million at Ameren Transmission in the three months ended March 31, 2026 and 2025, respectively, and other/intersegment eliminations of $3 million and $4 million in the three months ended March 31, 2026 and 2025, respectively.

Ameren Missouri	Ameren Illinois Natural Gas	Other/Intersegment Eliminations

Ameren Illinois Electric Distribution	Ameren Transmission
Taxes other than income taxes increased $7 million in the three months ended March 31, 2026, compared with the year-ago period, primarily because of an increase of $6 million at Ameren Missouri. The increase at Ameren Missouri is largely due to an increase in property taxes of $3 million. Additionally, gross receipts taxes at Ameren Missouri increased $2 million resulting from an increase in retail electric base rates.

Other Income, Net

Increase (Decrease) by Segment
Total by Segment	Overall Ameren Increase of $5 Million

100
80
60
40
20
0
$ (Millions)
$90
$8
$7
$3
$19
$53
$85
$7
$7
$5
$23
$43
2026
2025

Ameren Missouri	Ameren Illinois Natural Gas	Other/Intersegment Eliminations

Ameren Illinois Electric Distribution	Ameren Transmission
See Note 5 – Other Income, Net, under Part I, Item 1, of this report for additional information. See Note 11 – Retirement Benefits under Part I, Item 1, of this report for more information on the non-service cost components of net periodic benefit income.
Other income, net, increased $5 million in the three months ended March 31, 2026, compared with the year-ago period. In addition to the changes discussed below, other income, net, were comparable between periods for activity not reported as part of a segment, due to a decrease of $7 million in the non-service cost component of net periodic benefit income that was offset by a $6 million increase in income from equity method investments, primarily associated with investments to advance innovative energy technologies.
Ameren Transmission
Other income, net, were comparable between periods.
Ameren Missouri
Other income, net, increased $10 million in the three months ended March 31, 2026, compared with the year-ago period. This is primarily due to an increase of $15 million in the allowance for equity funds used during construction, partially offset by a decrease of $5 million in the non-service cost component of net periodic benefit income.
Ameren Illinois
Other income, net, decreased $5 million in the three months ended March 31, 2026, compared with the year-ago period primarily due to the decrease of $5 million in the non-service cost component of net periodic benefit income, largely at Ameren Illinois Electric Distribution and Ameren Illinois Natural Gas.

Interest Charges

Increase by Segment
Total by Segment	Overall Ameren Increase of $29 Million

225
200
175
150
125
100
75
50
25
0
$ (Millions)
$204
$48
$30
$16
$28
$82
$175
$45
$29
$15
$26
$60
2026
2025

Ameren Missouri	Ameren Illinois Natural Gas	Other/Intersegment Eliminations

Ameren Illinois Electric Distribution	Ameren Transmission
See Note 3 – Short-term Debt and Liquidity under Part I, Item 1, of this report and the Long-term Debt and Equity section below for additional information on short-term borrowings and long-term debt, respectively, discussed below.
Ameren
Interest charges increased $29 million in the three months ended March 31, 2026 compared with the year-ago period. In addition to changes by segments discussed below, interest charges increased $3 million at Ameren (parent), primarily due to increased long-term debt borrowings, partially offset by lower short-term borrowings and applicable rates.
Ameren Transmission
Interest charges were comparable between periods.
Ameren Missouri
Interest charges increased $22 million in the three months ended March 31, 2026, compared with the year-ago period. Interest charges increased primarily because the amount of interest charges included in base rates for PISA and RESRAM were updated when new customer rates became effective on June 1, 2025, pursuant to the April 2025 MoPSC electric rate order. Lower deferrals due to the inclusion in base rates of interest associated with certain property, plant, and equipment previously deferred under the PISA and RESRAM increased interest charges by $16 million. Additionally, interest charges increased $10 million due to the issuances of long-term debt in April 2025 and February 2026. These increases were partially offset by an increase in the borrowed funds capitalized as part of the allowance for funds used during construction, which decreased interest charges by $7 million. This was primarily driven by higher average construction work in progress balances.

Ameren Illinois
Interest charges increased $6 million in the three months ended March 31, 2026 compared with the year-ago period, primarily due to an issuance of long-term debt in September 2025, which increased interest expense by $3 million at Ameren Illinois Electric Distribution and by $3 million at Ameren Illinois Transmission.
Income Taxes
The following table presents effective income tax rates for the three months ended March 31, 2026 and 2025:

	Three Months(a)
	2026	2025
Ameren	14%	14%
Ameren Missouri	3%	8%
Ameren Illinois	26%	24%
Ameren Illinois Electric Distribution	27%	21%
Ameren Illinois Natural Gas	26%	26%
Ameren Illinois Transmission	25%	25%
Ameren Transmission	25%	25%
(a)Estimate of the annual effective income tax rate adjusted to reflect the tax effect of items discrete to the three months ended March 31, 2026 and 2025.
See Note 12 – Income Taxes under Part I, Item 1, of this report for a reconciliation of the federal statutory corporate income tax rate to the effective income tax rate for the Ameren Companies.
The effective tax rate was higher at Ameren Illinois Electric Distribution in the three months ended March 31, 2026, compared with the year-ago period, primarily due to a decrease in excess deferred tax amortization pursuant to an ICC order, which was offset by a corresponding increase in revenues.
LIQUIDITY AND CAPITAL RESOURCES
Collections from our utility tariff-based revenues are our principal source of cash provided by operating activities. A diversified retail customer mix, primarily consisting of rate-regulated residential, commercial, and industrial customers, provides us with a reasonably predictable source of cash. In addition to using cash provided by operating activities, we use available cash, drawings under committed credit agreements, commercial paper issuances, and/or, in the case of Ameren Missouri and Ameren Illinois, short-term affiliate borrowings to support normal operations and temporary capital requirements. We may reduce our short-term borrowings with cash provided by operations or, at our discretion, with long-term borrowings, or, in the case of Ameren Missouri and Ameren Illinois, with capital contributions from Ameren (parent). As of March 31, 2026, there have been no material changes other than in the ordinary course of business related to cash requirements arising from the long-term commitments for fuel for generation, purchased power, and natural gas for distribution as described under Liquidity and Capital Resources in Item 7 of the Form 10-K.
We expect to make significant capital expenditures over the next five years, supported by a combination of long-term debt and equity, as we invest in our electric and natural gas utility infrastructure to support expected increases in demand, overall system reliability, grid modernization, renewable energy target requirements, and other improvements. For additional information about our long-term debt outstanding, including maturities due within one year, and the applicable interest rates, see Note 5 – Long-term Debt and Equity Financings under Part II, Item 8 of the Form 10-K and Note 4 – Long-term Debt and Equity Financings under Part I, Item 1, of this report. As part of its funding plan for capital expenditures, Ameren is using newly-issued shares of common stock to satisfy requirements under the DRPlus and employee benefit plans and expects to continue to do so through at least 2030. Additionally, Ameren may offer and sell from time to time common stock, including under its ATM program, which includes the ability to enter into forward sale agreements, subject to market conditions and other factors. There were no shares issued under the ATM program during the three months ended March 31, 2026. As of March 31, 2026, Ameren had approximately $1.0 billion of common stock remaining available for sale under the ATM program. As of March 31, 2026, Ameren had multiple forward sale agreements with various counterparties relating to 10.3 million shares of common stock. In April 2026, Ameren entered into forward sale agreements under the ATM program relating to 1.4 million shares of common stock. Of these shares, Ameren expects to settle 6.4 million in 2026 and 5.3 million in 2027. Ameren’s equity financing plan is estimated to be approximately $4 billion from 2026 to 2030. This plan includes equity issuances under forward sales agreements, the DRPlus, and employee benefit plans, and could include issuances of hybrid debt securities. Ameren expects these issuances to be aligned with the timing of generation investments. The Ameren Companies expect their equity to total capitalization and cash flow metrics to support solid investment-grade credit ratings. See Long-term Debt and Equity below and Note 4 – Long-term Debt and Equity Financings under Part I, Item 1, of this report for additional information on the ATM program and forward sale agreements relating to common stock, including those under the ATM program.

The following table presents net cash provided by (used in) operating, investing, and financing activities for the three months ended March 31, 2026 and 2025:

	Net Cash Provided By Operating Activities					Net Cash Used In Investing Activities			Net Cash Provided By Financing Activities
	2026		2025		Variance	2026	2025	Variance	2026	2025	Variance
Ameren	$421	(a)	$431	(a)	$(10)	$(1,614)	$(1,087)	$(527)	$1,258	$704	$554
Ameren Missouri	87		97		(10)	(1,132)	(647)	(485)	1,047	578	469
Ameren Illinois	384	(a)	342	(a)	42	(388)	(363)	(25)	58	35	23
(a)Both Ameren and Ameren Illinois’ cash provided by operating activities included cash outflows of $27 million and $22 million for the electric energy-efficiency rider and $41 million and $14 million for the customer generation rebate program for the three months ended March 31, 2026 and 2025, respectively.
Cash Flows from Operating Activities
Our cash, cash equivalents, and restricted cash provided by operating activities is affected by fluctuations of trade accounts receivable, inventories, and accounts and wages payable, among other things, as well as the unique regulatory environment for each of our businesses. Substantially all expenditures related to fuel, purchased power, and natural gas purchased for resale are recovered from customers through rate adjustment mechanisms, which may be adjusted without a traditional regulatory rate review, subject to prudence reviews. Similar regulatory mechanisms exist for certain other operating expenses that can also affect the timing of cash provided by operating activities. The timing of cash payments for costs recoverable under our regulatory mechanisms differs from the recovery period of those costs. Additionally, the seasonality of our electric and natural gas businesses, primarily caused by seasonal customer rates and changes in customer demand due to weather, significantly affects the amount and timing of our cash provided by operating activities. For additional information on cash, cash equivalents, and restricted cash, see Note 13 – Supplemental Information under Part I, Item 1, of this report.
Ameren
Ameren’s cash provided by operating activities decreased $10 million in the first three months of 2026, compared with the year-ago period. The following items contributed to the decrease:
•A $28 million increase in interest payments, including settlements of interest rate hedges, primarily due to higher average outstanding debt and interest rates on long-term debt.
•A $25 million increase in net collateral posted with counterparties, primarily due to changes in the market price of power and the timing of payments and settlements.
•A $23 million increase in payments for coal deliveries to bring coal inventory up to targeted levels at the Labadie Energy Center.
•A $19 million decrease due to individually insignificant items.
•A $13 million increase in payments for non-nuclear energy center maintenance, primarily at the Sioux and Labadie energy centers.
•A $12 million increase in pension and postretirement benefit plan contributions.
•A $7 million increase in gross receipts tax payments due to an increase in base rates at Ameren Missouri and Ameren Illinois in 2026 compared to 2025.
The decrease in Ameren’s cash from operating activities between periods was offset by a $139 million increase resulting from higher customer collections, primarily from increased electric and natural gas base rates at Ameren Missouri effective June 1, 2025, and September 1, 2025, respectively, pursuant to the April 2025 electric and July 2025 natural gas MoPSC rate orders, electric distribution and transmission base rate increases at Ameren Illinois, and increased natural gas base rates at Ameren Illinois effective December 2, 2025, pursuant to the November 2025 ICC rate order. These increases were partially offset by lower customer collections under cost recovery mechanisms.
Ameren Missouri
Ameren Missouri’s cash provided by operating activities decreased $10 million in the first three months of 2026, compared with the year-ago period. The following items contributed to the decrease:
•A $26 million decrease due to the the timing of income tax refunds from Ameren (parent), pursuant to the tax allocation agreement. Ameren Missouri received a refund in the first quarter of 2025, but did not make income tax payments or receive refunds in the first quarter of 2026.
•A $23 million increase in payments for coal deliveries to bring coal inventory up to targeted levels at the Labadie Energy Center.
•A $20 million decrease due to individually insignificant items.
•A $14 million increase in net collateral posted with counterparties, primarily due to changes in the market price of power and the timing of payments and settlements.
•A $13 million increase in payments for non-nuclear energy center maintenance, primarily at the Sioux and Labadie energy centers.
The decrease in Ameren Missouri’s cash from operating activities between periods was partially offset by a $94 million increase resulting from higher customer collections, primarily from increased electric and natural gas base rates effective June 1, 2025, and September 1, 2025, respectively, pursuant to the April 2025 electric and July 2025 natural gas MoPSC rate orders. These increases were partially offset by lower customer collections under cost recovery mechanisms.
Ameren Illinois
Ameren Illinois’ cash provided by operating activities increased $42 million in the first three months of 2026, compared with the year-ago period. The following items contributed to the increase:
•A $43 million decrease in income tax payments to Ameren (parent), pursuant to the tax allocation agreement, primarily due to the timing of payments compared to 2025.
•A $37 million increase resulting from higher customer collections primarily from electric distribution and transmission base rate increases and increased natural gas base rates effective December 2, 2025, pursuant to the November 2025 ICC rate order. These increases were partially offset by lower customer collections under cost recovery mechanisms.
The following items partially offset the increase in Ameren Illinois’ cash from operating activities between periods:
•A $14 million increase in interest payments, primarily due to higher average outstanding debt and interest rates on long-term debt.
•An $11 million decrease in net collateral posted by counterparties, primarily due to the timing of payments received from counterparties and settlements.
Cash Flows from Investing Activities
Ameren’s cash used in investing activities increased $527 million during the first three months of 2026, compared with the year-ago period, primarily as a result of a $510 million increase in capital expenditures, largely resulting from the acquisition of the Split Rail Solar Project at Ameren Missouri, partially offset by decreased storm-related expenditures at Ameren Missouri and Ameren Illinois.
Ameren Missouri’s cash used in investing activities increased $485 million during the first three months of 2026, compared with the year-ago period, primarily as a result of a $433 million increase in capital expenditures, largely resulting from the acquisition of the Split Rail Solar Project, partially offset by decreased storm-related expenditures, and a $43 million increase due to the absence of net money pool advances.
Ameren Illinois’ cash used in investing activities increased $25 million during the first three months of 2026, compared with the year-ago period, as a result of an increase in capital expenditures, primarily for electric distribution and natural gas infrastructure upgrades, partially offset by decreased storm-related expenditures.
Cash Flows from Financing Activities
Cash provided by, or used in, financing activities is a result of our financing needs, which depend on the level of cash provided by operating activities, the level of cash used in investing activities, the level of dividends, and our long-term debt maturities, among other things.
Ameren’s cash provided by financing activities increased $554 million during the first three months of 2026, compared with the year-ago period. During the first three months of 2026, Ameren utilized net proceeds from the issuance of long-term debt of $1.3 billion to repay then-outstanding short-term debt, including short-term debt incurred to refinance $350 million of long-term debt maturities. During the first three months of 2026, Ameren utilized proceeds from net commercial paper issuances of $534 million and cash provided by operating activities to fund, in part, capital expenditures. In comparison, during the first three months of 2025, Ameren utilized net proceeds from the issuance of long-term debt of $1.1 billion for general corporate purposes, and to repay $300 million of long-term debt maturities and then-outstanding short-term debt. In addition, during the first three months of 2025, Ameren utilized proceeds from net commercial paper issuances of $108 million and cash provided by operating activities to fund, in part, capital expenditures. During the first three months of 2026, Ameren paid common stock dividends of $208 million, compared with $191 million in the year-ago period, as a result of an increase in both the dividend rate and the number of common shares outstanding.
Ameren Missouri’s cash provided by financing activities increased $469 million during the first three months of 2026, compared with the year-ago period. During the first three months of 2026, Ameren Missouri utilized net proceeds from the issuance of long-term debt of $898 million to repay then-outstanding short-term debt, including net commercial paper issuances of $191 million. Additionally, during the first three months of 2026, Ameren Missouri utilized capital contributions from Ameren (Parent) of $350 million, and cash provided by operating activities to fund, in part, capital expenditures. In comparison, during the first three months of 2025, Ameren Missouri utilized proceeds from net commercial paper issuances of $629 million and cash provided by operating activities to fund, in part, capital expenditures. During the first three months of 2025, Ameren Missouri paid common stock dividends of $50 million.
Ameren Illinois’ cash provided by financing activities increased $23 million during the first three months of 2026, compared with the year-ago period. During the first three months of 2026, Ameren Illinois utilized proceeds from net commercial paper issuances of $58 million, money pool borrowings of $130 million, and cash provided by operating activities to fund, in part, capital expenditures. In comparison, during the first three months of 2025, Ameren Illinois utilized proceeds from the issuance of long-term debt of $350 million to repay $300 million of long-term debt maturities and then-outstanding short-term debt. In addition, during the first three months of 2025, Ameren Illinois also utilized proceeds from net commercial paper issuances of $101 million and cash provided by operating activities to fund, in part, capital expenditures, and to repay $37 million of money pool borrowings. During the first three months of 2026, Ameren Illinois also paid common stock dividends of $130 million compared with $75 million in the year-ago period.
See Long-term Debt and Equity in this section for additional information on maturities and issuances of long-term debt, and issuances of common stock.
Short-term Debt and Liquidity
The following table presents Ameren’s consolidated net available liquidity as of March 31, 2026:

Available at March 31, 2026
Ameren (parent) and Ameren Missouri:
Missouri Credit Agreement – borrowing capacity	$1,900
Less: Ameren (parent) commercial paper outstanding	484
Less: Ameren Missouri commercial paper outstanding	280
Less: Letters of credit	26
Missouri Credit Agreement – subtotal	1,110
Ameren (parent) and Ameren Illinois:
Illinois Credit Agreement – borrowing capacity	1,300
Less: Ameren (parent) commercial paper outstanding	339
Less: Ameren Illinois commercial paper outstanding	75
Less: Letters of credit	4
Illinois Credit Agreement – subtotal	882
Subtotal	$1,992
Add: Cash and cash equivalents	13
Net Available Liquidity(a)	$2,005
(a)Does not include Ameren’s forward equity sale agreements. See Note 4 – Long-term Debt and Equity Financings under Part I, Item 1, of this report for additional information.
The Credit Agreements, among other things, provide $3.2 billion of credit until maturity in December 2030. See Note 3 – Short-term Debt and Liquidity under Part I, Item 1, of this report for additional information on the Credit Agreements. During the three months ended March 31, 2026, Ameren (parent), Ameren Missouri, and Ameren Illinois each issued commercial paper. Borrowings under the Credit Agreements and commercial paper issuances are based upon available interest rates at the time of the borrowing or issuance.
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

Long-term Debt and Equity
The following table presents issuances (net of any issuance premiums or discounts) of long-term debt and equity, as well as redemptions and maturities of long-term debt for the three months ended March 31, 2026 and 2025:

	Month Issued, Redeemed, or Matured	2026	2025
Issuances of Long-term Debt
Ameren:
5.375% Senior unsecured notes due 2035	March	$—	$749
5.00% Senior unsecured notes due 2036	March	399	—
Ameren Missouri:
4.80% First mortgage bonds due 2036	February	450	—
5.55% First mortgage bonds due 2056	February	448	—
Ameren Illinois:
5.625% First mortgage bonds due 2055	March	—	350
Total Ameren long-term debt issuances		$1,297	$1,099
Issuances of Common Stock
Ameren:
DRPlus and 401(k)(a)(b)	Various	$12	$13
Total Ameren common stock issuances(c)		$12	$13
Maturities of Long-term Debt
Ameren:
3.65% Senior unsecured notes due 2026	February	$350	$—
Ameren Illinois:
3.25% Senior secured notes due 2025	March	—	300
Total Ameren long-term debt maturities		$350	$300
(a)Ameren issued a total of 0.1 million and 0.1 million shares of common stock under its DRPlus and 401(k) plan for the three months ended March 31, 2026 and 2025, respectively.
(b)Excludes a $7 million and $9 million receivable at March 31, 2026 and 2025, respectively.
(c)Excludes 0.2 million and 0.3 million shares of common stock valued at $25 million and $25 million issued for no cash consideration in connection with stock-based compensation for the three months ended March 31, 2026 and 2025, respectively.
See Note 4 – Long-term Debt and Equity Financings under Part I, Item 1, of this report for additional information, including proceeds from issuances of long-term debt, the use of those proceeds, Ameren’s forward equity sale agreements, and the ATM program.
Indebtedness Provisions and Other Covenants
At March 31, 2026, the Ameren Companies were in compliance with the provisions and covenants contained in their credit agreements, indentures, and articles of incorporation, as applicable, and ATXI was in compliance with the provisions and covenants contained in its note purchase agreements. See Note 3 – Short-term Debt and Liquidity under Part I, Item 1, of this report and Note 4 – Short-term Debt and Liquidity and Note 5 – Long-term Debt and Equity Financings under Part II, Item 8, of the Form 10-K for a discussion of provisions, applicable cross-default provisions, and covenants contained in our credit agreements, in ATXI’s note purchase agreements, and in certain of the Ameren Companies’ indentures and articles of incorporation.
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
Dividends
The amount and timing of dividends payable on Ameren’s common stock are within the sole discretion of Ameren’s board of directors. Ameren’s board of directors has not set specific targets or payout parameters when declaring common stock dividends, but it considers various factors, including Ameren’s overall payout ratio, payout ratios of our peers, projected cash flow and potential future cash flow requirements, historical earnings and cash flow, projected earnings, impacts of regulatory orders or legislation, and other key business considerations. Ameren expects its dividend payout ratio to be between 50% and 60% of annual earnings over the next few years.

See Note 4 – Short-term Debt and Liquidity and Note 5 – Long-term Debt and Equity Financings under Part II, Item 8, of the Form 10-K for additional discussion of covenants and provisions contained in certain of the Ameren Companies’ financial agreements and articles of incorporation that would restrict the Ameren Companies’ payment of dividends in certain circumstances. At March 31, 2026, none of these circumstances existed at Ameren, Ameren Missouri, or Ameren Illinois and, as a result, these companies were not restricted from paying dividends.
The following table presents common stock dividends declared and paid by Ameren Corporation to its common shareholders and by Ameren subsidiaries to their parent, Ameren Corporation, for the three months ended March 31, 2026 and 2025:

	Three Months
	2026	2025
Ameren	$208	$191
Ameren Missouri	—	50
Ameren Illinois	130	75
ATXI	—	15
Collateral Postings
Any weakening of our credit ratings may reduce access to capital and trigger additional collateral postings and prepayments. Such changes may also increase the cost of borrowing, resulting in an adverse effect on earnings. Cash collateral postings and prepayments made with external parties were immaterial and cash collateral posted by external parties were $64 million for Ameren and Ameren Illinois at March 31, 2026. A sub-investment-grade issuer or senior unsecured debt rating (below “Baa3” from Moody’s or below “BBB-” from S&P) at March 31, 2026, could have resulted in Ameren, Ameren Missouri, or Ameren Illinois being required to post additional collateral or other assurances for certain trade and contractual obligations amounting to $146 million, $76 million, and $70 million, respectively.
Changes in commodity prices could trigger additional collateral postings and prepayments. Based on credit ratings at March 31, 2026, if market prices were 15% higher or lower than March 31, 2026 levels in the next 12 months and 20% higher or lower thereafter through the end of the term of the commodity contracts, then Ameren, Ameren Missouri, and Ameren Illinois could be required to post an immaterial amount, compared to each company’s liquidity, of collateral or provide other assurances for certain trade and contractual obligations.
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
Operations
•The PPRA became effective in 2025. The law made modifications to integrated resource planning, which requires Missouri electric utilities to file plans for meeting their customers' long-term energy needs. By August 2027, the MoPSC will publish a schedule for Missouri electric utilities to file integrated resource plans every four years. The MoPSC will be required to issue an order on the plans and shall determine whether the electric utility has submitted sufficient documentation and selected preferred resource plans representing a reasonable and prudent means of serving the utility's load obligations at just and reasonable rates. If the MoPSC approves the plans, requests for CCNs for new generation facilities to be constructed or acquired as a part of the approved plans shall be deemed necessary and convenient and the scope of the CCN proceedings to review projects will be limited. The approved generation facilities will also be eligible to include construction work in progress in rate base, subject to MoPSC approval, which would improve the timeliness of cash recovery. Utilities are not allowed to capitalize allowance for funds used during construction on amounts included in rate base under this provision. The amount of construction work in progress to be included in rate base is limited to prudently incurred expenditures made within the construction period for the facility. Separately, outside of the integrated resource planning process discussed above, the law allows a Missouri electric utility to request that the MoPSC authorize the inclusion of construction work in progress for new natural gas-fired generation facilities in rate base, subject to the same restrictions discussed above. The provisions allowing for the inclusion of construction work in progress on natural gas-fired generation in rate base expire in December 2035, unless Ameren Missouri requests and receives MoPSC approval of an extension through 2045. Also, beginning in July 2026 the law allows natural gas utilities to file regulatory rate reviews using a future test year, subject to MoPSC approval. If a natural gas utility is allowed to use a future test year, a reconciliation of the actual rate base and certain forecasted costs will be performed 45 days after the end of the test year. If a given year’s actual revenue requirement is less than the revenue requirement approved by the MoPSC due to changes in rate base or certain other costs, an adjustment will be made to reduce natural gas operating revenues with an offset to a regulatory liability to reflect that test year’s amounts. The regulatory liability will then be refunded to customers in the next regulatory rate review and will accrue carrying costs at the applicable WACC. The law also made modifications to the PISA and requires electric utilities to submit service tariff schedules for certain large load customers as discussed below.
•The PISA permits Ameren Missouri to defer and recover 85% of the depreciation expense for investments in qualifying property, plant, and equipment placed in service and not included in base rates. Investments not eligible for recovery under the PISA include amounts related to new nuclear generation facilities and service to new customer premises. Additionally, the PISA permits Ameren Missouri to earn a return at the applicable WACC on 85% of rate base that incorporates those qualifying investments, as well as changes in total accumulated depreciation excluding retirements and plant-related deferred income taxes since the previous regulatory rate review. The regulatory asset for accumulated PISA deferrals also earns a return at the applicable WACC until added to rate base prospectively. Ameren Missouri recognizes an offset to “Interest Charges” on its consolidated statement of income for its carrying cost of debt relating to each return allowed under the PISA, with the difference between the applicable WACC and its carrying cost of debt recognized in revenues when recovery of PISA deferrals is reflected in customer rates. Approved PISA deferrals are recovered over a period of 20 years following a regulatory rate review. Additionally, under the RESRAM, Ameren Missouri is permitted to recover the 15% of depreciation expense not recovered under the PISA, and earn a return at the applicable WACC for investments in renewable generation plant placed in service to comply with Missouri’s renewable energy standard. Accumulated RESRAM deferrals earn carrying costs at short-term interest rates. The PISA and the RESRAM mitigate the effects of regulatory lag between regulatory rate reviews. Those investments not eligible for recovery under the PISA and the remaining 15% of certain property, plant, and equipment placed in service, unless eligible for recovery under the RESRAM, remain subject to regulatory lag. As a result of the PISA election, additional provisions of the law apply to Ameren Missouri, including limitations on electric customer rate increases caused by the inclusion of incremental PISA deferrals in the revenue requirement. Pursuant to the PPRA discussed above, Ameren Missouri’s PISA election was extended through 2035 and an additional extension through 2040 is allowed if requested by Ameren Missouri and approved by the MoPSC. This law also reduced the annual limit on increases to the electric service revenue requirement used to set customer rates, compared to the revenue requirement established in the immediately preceding rate order, due to the inclusion of incremental PISA deferrals in the revenue requirement. The annual limit in effect was 2.5% and changed to 2.25%, prorated monthly, for revenue requirements approved by the MoPSC after August 2025. Ameren Missouri expects significantly higher allowance for equity funds used during construction and investments in infrastructure eligible for PISA in 2026, compared to 2025.
•Ameren Missouri plans to file for an electric service regulatory rate review in mid-2026. Ameren Missouri expects the primary driver of the electric service regulatory rate review will be increased infrastructure investments to ensure system reliability and resiliency.
•Ameren Illinois and ATXI use a forward-looking rate calculation with an annual revenue requirement reconciliation for each company’s electric transmission business. Based on expected rate base and the currently allowed 10.48% ROE, which includes a 50-basis-point incentive adder for participation in an RTO, the revenue requirements that are included in 2026 rates for Ameren Illinois’ and ATXI’s electric transmission businesses are $685 million and $265 million, respectively. These revenue requirements represent increases in Ameren Illinois’ and ATXI’s revenue requirements of $42 million and $33 million, respectively, from the revenue requirements reflected in 2025 rates, primarily due to higher expected rate base. These rates affect Ameren Illinois’ and ATXI’s cash receipts during 2026, but do not determine their respective electric transmission service operating revenues, which instead are based on 2026 actual recoverable costs, rate base, and a return on rate base at the applicable WACC as calculated under the FERC formula ratemaking framework.
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
•Pursuant to the CEJA, Ameren Illinois may file an MYRP with the ICC to establish base rates for electric distribution service to be charged to customers for each calendar year of a four-year period. The base rates for a particular calendar year are based on forecasted recoverable costs and an ICC-determined ROE applied to Ameren Illinois’ forecasted average annual rate base using a forecasted capital structure, with a common equity ratio of up to 50% being deemed prudent and reasonable by law and a higher equity ratio requiring specific ICC approval. The ROE determined by the ICC for each calendar year of the four-year period is subject to annual adjustments based on certain performance incentives and penalties. An MYRP allows Ameren Illinois to reconcile electric distribution service rates to its actual revenue requirement on an annual basis, subject to a reconciliation cap and adjustments to the ROE. Under the MYRP discussed below, Ameren Illinois’ 2026 electric distribution service revenues are based on its 2026 actual recoverable costs, 2026 year-end rate base, and an ROE of 8.72%, as adjusted for any performance incentives or penalties, provided the actual revenue requirement does not exceed the reconciliation cap. If a given year’s revenue amount collected from customers varies from the approved revenue requirement, an adjustment is made to electric operating revenues with an offset to a regulatory asset or liability to reflect that year’s actual revenue requirement. The regulatory balance is then collected from, or refunded to, customers within two years from the end of the applicable annual period. Additionally, the RBA ensures electric distribution service revenues are decoupled from sales volumes and wholesale and miscellaneous revenue differences from those assumed in the revenue requirement approved by the ICC. The RBA remains effective whether Ameren Illinois elects to file an MYRP or a traditional regulatory rate review. In December 2025, the ICC issued an order approving Ameren Illinois’ 2024 electric distribution service revenue requirement reconciliation adjustment filing. This order approved an adjustment increasing the allowed revenue requirement by $48 million, which is being collected from customers in 2026. In March 2026, Ameren Illinois filed an appeal of the December 2025 order with the Illinois Appellate Court for the Fifth Judicial District. The appellate court is under no deadline to address the appeal. In April 2026, Ameren Illinois filed a reconciliation adjustment to its 2025 electric distribution service revenue requirement with the ICC, requesting recovery of $65 million. The rate base used in the request includes assets associated with other postretirement benefits that are under appeal in Ameren Illinois’ MYRP and 2024 electric distribution service revenue requirement reconciliation adjustment proceedings. An ICC decision is required by December 2026, and any approved adjustment would be collected from customers in 2027.
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
•In January 2026, the CRGA was enacted and will become effective in June 2026. The law includes certain provisions that affect Ameren Illinois’ annual investments in energy-efficiency programs, and the related return on those investments. Under the law, the annual spending cap for energy-efficiency investments will increase to $178 million, $222 million, and $256 million for 2027, 2028, and 2029, respectively. In addition, beginning in 2027, the ROE component of the applicable WACC used to calculate Ameren Illinois’ return on energy-efficiency investments for the year will be that year’s ICC-approved ROE for Ameren Illinois’ electric distribution service. For 2027, the allowed ROE will be the ICC-approved 8.72% from Ameren Illinois’ MYRP electric distribution service regulatory rate review, which is under appeal by Ameren Illinois. The allowed ROE can be increased or decreased up to 200 basis points, depending on the achievement of annual energy savings and demand goals.
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
•In November 2025, the ICC issued an order in Ameren Illinois’ January 2025 natural gas delivery service regulatory rate review, which resulted in an increase to Ameren Illinois’ annual revenues for natural gas delivery service of $79 million. The order reflected a reduction of $75 million of planned distribution and transmission capital investments included in Ameren Illinois’ future test year request. The new rates became effective December 2025. In January 2026, Ameren Illinois filed an appeal of the ICC’s November 2025 order to the Illinois Appellate Court for the Fifth Judicial District. The appeal challenged the inclusion of the non-service cost component of the net periodic benefit income related to other postretirement benefits in the annual revenue requirement and the $75 million reduction of planned capital investments, among other things. The court is under no deadline to address the appeal, and Ameren Illinois cannot predict the ultimate outcome of the appeal.
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
•In late April 2026, the MISO released the results of its annual capacity auction, which included summer capacity price decreases in the central region of the MISO footprint, where Ameren Missouri’s and Ameren Illinois’ service territories are located. Capacity prices decreased from $667 per MW-day for the summer of 2025 pursuant to the April 2025 capacity auction to $424 per MW-day for the summer of 2026 pursuant to the April 2026 capacity auction. As a result, lower capacity revenues and purchased power costs at Ameren Missouri and lower purchased power costs at Ameren Illinois are expected; however, Ameren Missouri and Ameren Illinois are still assessing the results of the April 2026 MISO capacity auction. Ameren Missouri sells nearly all of its capacity to the MISO and purchases the capacity it needs to supply its native load sales from the MISO. Ameren Missouri’s capacity revenues and purchased power costs are a part of the net energy costs recoverable under the FAC, with 95% of the variance between net energy costs and the amount set in base rates recovered or refunded through the FAC. Ameren Illinois has power procurement riders that allow the difference between actual purchased power costs and costs billed to customers to be deferred as a regulatory asset or liability. These pass-through costs do not affect Ameren Illinois’ net income, as any change in costs are offset by a corresponding change in revenues.
•Ameren Missouri and Ameren Illinois continue to make infrastructure investments to meet customer needs and expect to seek increases to electric and natural gas rates to recover the cost of investments and earn an adequate return. Ameren Missouri and Ameren Illinois will also seek new, or to maintain existing, regulatory and legislative solutions to address regulatory lag and to support investment in their utility infrastructure for the benefit of their customers. Ameren Missouri and Ameren Illinois continue to face cost recovery pressures, higher cost of debt, customer conservation efforts, the impacts of additional customer energy-efficiency programs, and increased customer use of increasingly cost-effective advancements in innovative energy technologies, including private generation and battery storage. We expect a net increase in demand resulting from the electrification of the economy, including in the transportation sector. In addition, several entities in various industries, including data center, healthcare, manufacturing, distribution, warehousing, alternative energy, fabrication, and food production, are considering either locating or expanding their operations within our service territories. In 2026, Ameren Missouri executed electric service agreements with large load customers under its modified large primary service tariff that was approved in 2025, representing 2.8 gigawatts of demand. Construction agreements have been signed with developers representing 3.4 gigawatts of demand, which includes the executed electric service agreements. Serving increased demand due to electrification, new customers, and other growth will require increased investments, including future investments for system reliability improvements and new generation sources, which will result in rate base growth, and higher purchased power costs in the future until new generation is placed in service. Ameren Missouri’s purchased power costs are part of the net energy costs recoverable under the FAC, with 95% of the variance between net energy costs and the amount set in base rates recovered or refunded through the FAC.
Liquidity and Capital Resources
•As discussed above, Ameren Missouri has executed electric service agreements with large load customers in 2026, and several other entities in various industries are considering either locating or expanding their operations within Ameren Missouri’s service territory. In order to address these load growth opportunities and ensure reliability, Ameren Missouri filed a notice of change in its September 2023 preferred resource plan with the MoPSC in 2025. Ameren is continuing to target net-zero carbon emissions by 2045, as well as a 60% reduction by 2030 and an 85% reduction by 2040 based on 2005 levels in a safe, reliable, and affordable manner. Ameren’s goals include both reduction of direct emissions from operations (scope 1), as well as electricity usage at Ameren buildings (scope 2), including other greenhouse gas emissions of methane, nitrous oxide, and sulfur hexafluoride. Achieving these goals will be dependent on a variety of factors, including cost-effective advancements in innovative energy technologies and constructive federal and state energy and economic policies. The 2025 Change to the 2023 PRP includes, among other things, the following:
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
Ameren Missouri’s plan could be affected by, among other factors: Ameren Missouri’s ability to obtain CCNs from the MoPSC, and any other required state or federal approvals for the addition of renewable resources, battery storage, or nuclear or natural gas-fired generation, retirement of energy centers, and new or continued customer energy-efficiency programs; the ability to enter into agreements for renewable, natural gas-fired, or nuclear generation or battery storage and acquire or construct those resources at a reasonable cost; the ability of suppliers, contractors, and developers to meet contractual commitments and complete projects timely, which is dependent upon the availability of necessary labor, materials, and equipment, geopolitical conflict, or government actions, among other things; changes in the scope and timing of projects; the ability to enter into natural gas supply agreements at reasonable prices and adequate quantities to power Ameren Missouri’s natural gas-fired energy centers; the continued existence and ability to qualify for, and use or transfer, federal production or investment tax credits; the ability to maintain system reliability; new and/or changes in environmental regulations, including those related to CO2 and other greenhouse gas emissions; energy and capacity prices; and demand; Ameren Missouri’s ability to obtain necessary rights-of-way, easements, and transmission interconnection agreements at an acceptable cost and in a timely fashion; the ability to earn an adequate return on invested capital; and the ability to raise capital on reasonable terms. Also, changes to capacity accreditation rules adopted by the MISO could reduce the accredited capacity of renewable generation and battery storage and increase regional capacity prices, potentially requiring additional investment and higher costs to satisfy resource adequacy requirements. In addition, the presidential administration has issued executive orders and taken other actions to increase investment in fossil fuel infrastructure. This change in federal domestic energy policy has created uncertainty regarding the role existing renewable generation will play in supporting the United States’ energy grid and the timing and extent of future renewable generation infrastructure development. Ameren Missouri’s plan could be affected by this change in energy policy. Ameren Missouri expects to file its next preferred resource plan in September 2026.
•By the third quarter of 2026, Ameren Missouri expects to file for CCNs for various generation projects totaling approximately 3 gigawatts, which primarily includes a 2.1 gigawatt natural gas-fired combined-cycle project and additional battery storage projects. These projects will support Ameren Missouri’s 2025 Change to the 2023 PRP discussed above.
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
•In 2021, the MISO issued a report outlining a preliminary long-range transmission planning roadmap of projects through 2039, which considers the rapidly changing generation mix within MISO resulting from significant additions of renewable generation, actual and expected generation plant closures, and state mandates or goals for clean energy or carbon emissions reductions. In 2022, the MISO approved the first tranche of projects under the roadmap. A portion of these projects were assigned to various utilities, of which Ameren was awarded projects that are estimated to cost approximately $1.8 billion, based on the MISO’s cost estimate. Related to these projects, Ameren began construction in 2024, with forecasted completion dates near the end of this decade. In addition, the MISO awarded three competitive bid projects to ATXI that represent a total estimated investment of approximately $250 million for ATXI. Also in 2024, the MISO approved a first set of second tranche projects. A portion of these projects were assigned to Ameren and are estimated to cost approximately $1.3 billion, based on the MISO’s cost estimate. Related to these projects, Ameren expects to begin construction in mid-2028, with forecasted completion dates early in the next decade. The first set of second tranche projects also includes competitive bid projects. The remaining competitive bid projects that have not been awarded are estimated to cost $4.4 billion, which includes projects located in Illinois that are estimated to cost $1.7 billion, based on the MISO’s cost estimate. The competitive bid process is expected to continue through 2026.
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
•The Ameren Companies have multiyear credit agreements that cumulatively provide $3.2 billion of credit through December 2030, subject to a 364-day repayment term for Ameren Missouri and Ameren Illinois, with the option to seek incremental commitments to increase the cumulative credit provided to $4.0 billion. See Note 3 – Short-term Debt and Liquidity under Part I, Item 1, of this report and Note 4 – Short-term Debt and Liquidity under Part II, Item 8, of the Form 10-K for additional information regarding the Credit Agreements. See Note 5 – Long-term Debt and Equity Financings under Part II, Item 8, of the Form 10-K for long-term debt maturities from 2026 to 2030 and beyond at Ameren (parent), Ameren Missouri, Ameren Illinois, and ATXI. See Note 4 – Long-term Debt and Equity Financings under Part I, Item 1, of this report for outstanding forward sale agreements, including under the ATM program, and issuances and maturities of long-term debt in 2026 through the date of this report. Ameren (parent) entered into interest rate swaps to hedge a portion of its interest rate risk on cash flows related to certain forecasted debt issuances to occur in 2026 and 2027. The use of cash provided by operating activities and short-term borrowings to fund capital expenditures and other long-term investments at the Ameren Companies frequently results in a working capital deficit, defined as current liabilities exceeding current assets, as was the case at March 31, 2026, for Ameren and Ameren Illinois. Ameren, Ameren Missouri, and Ameren Illinois each believe that their liquidity is adequate given their respective expected operating cash flows, capital expenditures, and financing plans, and expect to continue to have access to the capital and credit markets on reasonable terms when needed. However, there can be no assurance that significant changes in economic conditions, disruptions in the capital and credit markets, or other unforeseen events will not materially affect their ability to execute their expected operating, capital, or financing plans.
•Ameren expects its cash used for currently planned capital expenditures and dividends to exceed cash provided by operating activities over the next several years. As part of its funding plan for capital expenditures, Ameren is using newly-issued shares of common stock to satisfy requirements under the DRPlus and employee benefit plans and expects to continue to do so through at least 2030. Additionally, Ameren may offer and sell from time to time common stock, including under its ATM program, which includes the ability to enter into forward sale agreements, subject to market conditions and other factors. As of March 31, 2026, Ameren had approximately $1.0 billion of common stock remaining available for sale under the ATM program. As of March 31, 2026, Ameren had multiple forward sale agreements with various counterparties relating to 10.3 million shares of common stock. In April 2026, Ameren entered into forward sale agreements under the ATM program relating to 1.4 million shares of common stock. Of these shares, Ameren expects to settle 6.4 million in 2026 and 5.3 million in 2027. Ameren’s equity financing plan is estimated to be approximately $4 billion from 2026 to 2030. This plan includes equity issuances under forward sales agreements, the DRPlus, and employee benefit plans, and could include issuances of hybrid debt securities. Ameren expects these issuances to be aligned with the timing of generation investments. The Ameren Companies expect their equity to total capitalization and cash flow metrics to support solid investment-grade credit ratings. Ameren Missouri and Ameren Illinois expect to fund cash flow needs through debt issuances, cash provided by operating activities, and/or capital contributions from Ameren (parent).
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
•The OBBBA was enacted in 2025 and includes various income tax provisions, among other things. The OBBBA modified provisions of the IRA related to production and investment tax credits. The new law maintains production and investment tax credits for solar and wind projects that begin construction within one year of the OBBBA’s enactment and are placed in-service by the end of 2030. Projects that begin construction after one year from enactment of the OBBBA but are placed in service by the end of 2027 also remain eligible. The law provides investment tax credits for battery storage projects that begin construction by the end of 2033, which phase out by the end of 2035. Renewable energy projects that begin construction in 2026 and beyond that use a certain threshold percentage of materials from prohibited foreign entities, as defined in the OBBBA, are not eligible for the tax credits. Production tax credits associated with nuclear generation remain unchanged from the IRA and phase out by the end of 2032. Furthermore, the new law continues to allow for transferability of the production and investment tax credits to an unrelated party for cash but such credits are restricted from being transferred to specified foreign entities, as defined in the OBBBA. Ameren does not expect any material impacts on its results of operations, financial position, and liquidity in 2026 related to the OBBBA. Implementation of the OBBBA provisions is subject to additional guidance, regulations, interpretations, amendments, or technical corrections that may be issued by the IRS or United States Department of Treasury. Ameren will continue to monitor and assess any impacts related to the OBBBA.

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
•As of March 31, 2026, Ameren had $179 million in tax benefits from federal and state income tax credit carryforwards, $185 million in tax benefits from federal and state net operating loss carryforwards, $20 million in tax receivables, which will be utilized in future periods, and $55 million in receivables related to production and investment tax credits to be transferred to third parties. Future expected income tax payments are based on expected taxable income, available income tax credit and net operating loss carryforwards, and current tax law. Expected taxable income is affected by expected capital expenditures, when property, plant, and equipment is placed in-service or retired, and the timing of regulatory reviews, among other things. Ameren expects annual federal income tax payments to be immaterial through 2030.
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
ITEM 4. CONTROLS AND PROCEDURES.
(a)Evaluation of Disclosure Controls and Procedures
As of March 31, 2026, evaluations were performed under the supervision and with the participation of management, including the principal executive officer and the principal financial officer of each of the Ameren Companies, of the effectiveness of the design and operation of such registrant’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act). Based on those evaluations, as of March 31, 2026, the principal executive officer and the principal financial officer of each of the Ameren Companies concluded that such disclosure controls and procedures are effective to provide assurance that information required to be disclosed in such registrant’s reports filed or submitted under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms and such information is accumulated and communicated to its management, including its principal executive officer and its principal financial officer, to allow timely decisions regarding required disclosure.
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
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.
Ameren Corporation, Ameren Missouri, and Ameren Illinois did not purchase equity securities reportable under Item 703 of Regulation S-K during the period from January 1, 2026, to March 31, 2026.
ITEM 5. OTHER INFORMATION.
Insider Adoption or Termination of Trading Arrangements
During the fiscal quarter ended March 31, 2026, none of our directors or officers informed us of the adoption or termination of a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as those terms are defined in Regulation S-K, Item 408, except as follows:
On February 24, 2026, Michael L. Moehn, Group President of Ameren Utilities and Interim Chairman and President of Ameren Missouri, adopted a Rule 10b5‑1 trading arrangement that provides for the sale of an aggregate of up to 26,000 shares of Ameren common stock, to be sold in four equal quarterly installments, beginning in August 2026 and continuing through May 2027, subject to certain price limitations set forth in the trading arrangement. Mr. Moehn’s Rule 10b5‑1 trading arrangement will terminate on the earlier of: (i) July 30, 2027; (ii) execution of all trades or expiration of all orders relating to such trades under the Rule 10b5‑1 trading arrangement; or (iii) such date as the Rule 10b5‑1 trading arrangement is otherwise terminated according to its terms.
On February 24, 2026, Mark C. Lindgren, Executive Vice President, Communications, and Chief Human Resources Officer of Ameren Services Company, adopted a Rule 10b5‑1 trading arrangement that provides for the sale of 50% of any net shares of Ameren common stock received, after tax withholding, in connection with certain previously awarded performance share units and restricted stock units that will vest upon payment in March 2027 and March 2028. The estimated maximum number of shares to be sold pursuant to the Rule 10b5-1 trading arrangement is 5,272 shares. The actual number of shares sold pursuant to the Rule 10b5-1 trading arrangement will depend on the actual number of shares earned pursuant to the awards, which is generally dependent on the Company's achievement of certain performance measures, the actual dividends paid by the Company during the applicable vesting periods, and Mr. Lindgren's continued employment during the applicable vesting periods. Mr. Lindgren’s Rule 10b5‑1 trading arrangement will terminate on the earlier of: (i) March 17, 2028; (ii) execution of all trades or expiration of all orders relating to such trades under the Rule 10b5‑1 trading arrangement; or (iii) such date as the Rule 10b5‑1 trading arrangement is otherwise terminated according to its terms.
Each of the trading arrangements discussed above are intended to satisfy the affirmative defense conditions of Rule 10b5-1(c).

ITEM 6. EXHIBITS.
The documents listed below are being filed or have previously been filed on behalf of the Ameren Companies and are incorporated herein by reference from the documents indicated and made a part hereof. Exhibits not identified as previously filed are filed herewith.

Exhibit Designation	Registrant(s)	Nature of Exhibit	Previously Filed as Exhibit to:
Instruments Defining Rights of Security Holders, Including Indentures
4.1	Ameren Ameren Missouri	Supplemental Indenture to the Ameren Missouri Mortgage dated February 1, 2026, for 4.80% First Mortgage Bonds due 2036 and 5.55% First Mortgage Bonds due 2056	February 27, 2026 Form 8-K, Exhibit 4.2, File No. 1-2967
4.2	Ameren	Ameren Indenture Company Order, dated March 4, 2026, establishing the 5.00% Senior Notes due 2036 (including the global notes)	March 4, 2026 Form 8-K, Exhibits 4.3 and 4.4, File No. 1-14756
Rule 13a-14(a) / 15d-14(a) Certifications
31.1	Ameren	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer of Ameren
31.2	Ameren	Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer of Ameren
31.3	Ameren Missouri	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer of Ameren Missouri
31.4	Ameren Missouri	Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer of Ameren Missouri
31.5	Ameren Illinois	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer of Ameren Illinois
31.6	Ameren Illinois	Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer of Ameren Illinois
Section 1350 Certifications
32.1	Ameren	Section 1350 Certification of Principal Executive Officer and Principal Financial Officer of Ameren
32.2	Ameren Missouri	Section 1350 Certification of Principal Executive Officer and Principal Financial Officer of Ameren Missouri
32.3	Ameren Illinois	Section 1350 Certification of Principal Executive Officer and Principal Financial Officer of Ameren Illinois
Interactive Data Files
101.INS	Ameren Companies	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
101.SCH	Ameren Companies	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Ameren Companies	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB	Ameren Companies	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Ameren Companies	Inline XBRL Taxonomy Extension Presentation Linkbase Document
101.DEF	Ameren Companies	Inline XBRL Taxonomy Extension Definition Document
104	Ameren Companies	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)
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

/s/ Leonard P. Singh
Leonard P. Singh Executive Vice President and Chief Financial Officer (Principal Financial Officer)

UNION ELECTRIC COMPANY (Registrant)

/s/ Leonard P. Singh
Leonard P. Singh Executive Vice President and Chief Financial Officer (Principal Financial Officer)

AMEREN ILLINOIS COMPANY (Registrant)

/s/ Leonard P. Singh
Leonard P. Singh Executive Vice President and Chief Financial Officer (Principal Financial Officer)
Date: May 7, 2026