Form 10-Q
period 2026-06-30
AMEREN CORP; Ameren Illinois Co; UNION ELECTRIC CO
filed 2026-08-03
CIK 1002910, 18654, 100826

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the Quarterly Period Ended June 30, 2026

OR

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from to

Commission File Number	Exact name of registrant as specified in its charter; State of Incorporation; Address and Telephone Number	IRS Employer Identification No.
1-14756	Ameren Corporation	43-1723446
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

Ameren Corporation	☐
Union Electric Company	☐
Ameren Illinois Company	☐
Indicate by check mark whether each registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Ameren Corporation	Yes	☐	No	☒
Union Electric Company	Yes	☐	No	☒
Ameren Illinois Company	Yes	☐	No	☒
The number of shares outstanding of each registrant’s classes of common stock as of July 30, 2026, was as follows:

Registrant	Title of each class of common stock	Shares outstanding
Ameren Corporation	Common stock, $0.01 par value per share	276,843,251
Union Electric Company	Common stock, $5 par value per share, held by Ameren Corporation	102,123,834
Ameren Illinois Company	Common stock, no par value, held by Ameren Corporation	25,452,373

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
FORWARD-LOOKING STATEMENTS
Statements in this report not based on historical facts are considered “forward-looking” and, accordingly, involve risks and uncertainties that could cause actual results to differ materially from those discussed. Although such forward-looking statements have been made in good faith and are based on reasonable assumptions, there is no assurance that the expected results will be achieved. These statements include (without limitation) statements as to future expectations, beliefs, plans, projections, strategies, targets, estimates, objectives, events, conditions, and financial performance. In connection with the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995, we are providing this cautionary statement to identify important factors that could cause actual results to differ materially from those anticipated. The following factors, in addition to those discussed within Risk Factors in the Form 10-K, and elsewhere in this report and in our other filings with the SEC, could cause actual results to differ materially from management expectations suggested in such forward-looking statements:
•regulatory, judicial, or legislative actions, and any changes in regulatory policies and ratemaking determinations that may change regulatory recovery mechanisms or our ability to recover costs and earn a return, such as those that may result from Ameren Missouri’s electric service regulatory rate review filed with the MoPSC in June 2026, Ameren Illinois’ 2025 electric distribution service revenue requirement reconciliation adjustment review filed with the ICC in April 2026, Ameren Illinois’ January 2026 appeal of the November 2025 ICC order issued in the 2025 natural gas delivery service rate review, and Ameren Illinois’ 2020 QIP reconciliation hearing;
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
•Ameren Missouri’s ability to earn, utilize, or transfer at a reasonable price federal production and investment tax credits related to renewable energy and energy storage projects and nuclear energy production; the cost of wind, solar, and other renewable generation and battery storage technologies; and our ability to obtain timely interconnection agreements with the MISO or other RTOs at an acceptable cost for each facility;
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

•the inability of our counterparties to meet their obligations with respect to contracts, credit agreements, and financial instruments, including as they relate to the construction and acquisition of electric and natural gas utility infrastructure and the ability of counterparties to complete projects, which is dependent upon the availability of labor and necessary materials and equipment, including those obligations that are affected by supply chain disruptions;
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
•labor disputes, the impact of collective bargaining unit contract negotiations, workforce reductions, our ability to attract and retain professional and skilled-craft employees, changes in future wage and employee benefits costs, including those resulting from changes in discount rates, mortality tables, medical cost trend rates, returns on benefit plan assets, and other assumptions;
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
•the effects of strategic initiatives, including mergers, acquisitions, joint ventures, divestitures, and reorganizations;
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

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS.

AMEREN CORPORATION
CONSOLIDATED STATEMENT OF INCOME AND COMPREHENSIVE INCOME
(Unaudited) (In millions, except per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Operating Revenues:
Electric	$1,887	$2,038	$3,548	$3,660
Natural gas	205	183	720	658
Total operating revenues	2,092	2,221	4,268	4,318
Operating Expenses:
Fuel and purchased power	507	794	940	1,296
Natural gas purchased for resale	39	39	210	208
Other operations and maintenance	521	460	1,012	945
Depreciation and amortization	420	386	818	753
Taxes other than income taxes	146	131	297	275
Total operating expenses	1,633	1,810	3,277	3,477
Operating Income	459	411	991	841
Other Income, Net	118	96	208	181
Interest Charges	209	187	413	362
Income Before Income Taxes	368	320	786	660
Income Taxes	52	43	112	93
Net Income	316	277	674	567
Less: Net Income Attributable to Noncontrolling Interests	2	2	3	3
Net Income Attributable to Ameren Common Shareholders	$314	$275	$671	$564

Net Income	$316	$277	$674	$567
Other Comprehensive Income (Loss), Net of Taxes
Pension and other postretirement benefit plan activity, net of income taxes (benefit) of $—, $(1),$—, and $(1) respectively	(1)	(2)	(1)	(2)
Unrealized net gain (loss) on derivative hedging instruments, net of income taxes (benefit) of $2, $(1), $1, and $(1), respectively	6	(2)	4	(6)
Comprehensive Income	321	273	677	559
Less: Comprehensive Income Attributable to Noncontrolling Interests	2	2	3	3
Comprehensive Income Attributable to Ameren Common Shareholders	$319	$271	$674	$556

Earnings per Common Share - Basic	$1.14	$1.02	$2.43	$2.09

Earnings per Common Share – Diluted	$1.13	$1.01	$2.41	$2.08

Weighted-average Common Shares Outstanding – Basic	276.8	270.3	276.6	270.1
Weighted-average Common Shares Outstanding – Diluted	278.7	271.6	278.6	271.5
The accompanying notes are an integral part of these consolidated financial statements.

AMEREN CORPORATION
CONSOLIDATED BALANCE SHEET
(Unaudited) (In millions, except per share amounts)

	June 30, 2026	December 31, 2025
ASSETS
Current Assets:
Cash and cash equivalents	$12	$13
Accounts receivable – trade (less allowance for doubtful accounts of $45 and $39, respectively)	600	665
Unbilled revenue	478	415
Miscellaneous accounts receivable	199	107
Inventories	800	774
Current regulatory assets	337	387
Other current assets	218	210
Total current assets	2,644	2,571
Property, Plant, and Equipment, Net	41,372	39,313
Investments and Other Assets:
Nuclear decommissioning trust fund	1,631	1,526
Goodwill	411	411
Regulatory assets (includes $432 and $443 related to VIEs, respectively)	2,888	2,524
Pension and other postretirement benefits	973	977
Other assets	1,297	1,154
Total investments and other assets	7,200	6,592
TOTAL ASSETS	$51,216	$48,476
LIABILITIES AND EQUITY
Current Liabilities:
Current maturities of long-term debt (includes $24 and $23 related to VIEs, respectively)	$1,524	$973
Short-term debt	1,220	643
Accounts and wages payable	998	1,254
Interest accrued	246	229
Customer deposits	248	238
Other current liabilities	742	570
Total current liabilities	4,978	3,907
Long-term Debt, Net (includes $414 and $426 related to VIEs, respectively)	19,064	18,214
Deferred Credits and Other Liabilities:
Accumulated deferred income taxes and tax credits, net	5,381	5,181
Regulatory liabilities	6,437	6,255
Asset retirement obligations	873	849
Other deferred credits and liabilities	667	540
Total deferred credits and other liabilities	13,358	12,825
Commitments and Contingencies (Notes 2, 9, and 10)
Shareholders’ Equity:
Common stock, $.01 par value, 400.0 shares authorized – shares outstanding of 276.8 and 276.4, respectively	3	3
Other paid-in capital, principally premium on common stock	8,132	8,106
Retained earnings	5,549	5,292
Accumulated other comprehensive income	3	—
Total shareholders’ equity	13,687	13,401
Noncontrolling Interests	129	129
Total equity	13,816	13,530
TOTAL LIABILITIES AND EQUITY	$51,216	$48,476
The accompanying notes are an integral part of these consolidated financial statements.

AMEREN CORPORATION
CONSOLIDATED STATEMENT OF CASH FLOWS
(Unaudited) (In millions)
	Six Months Ended June 30,
	2026	2025
Cash Flows From Operating Activities:
Net income	$674	$567
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	841	793
Amortization of nuclear fuel	43	20
Amortization of debt issuance costs and premium/discounts	10	10
Deferred income taxes and tax credits, net	127	172
Allowance for equity funds used during construction	(69)	(39)
Stock-based compensation costs	16	14
Other	(13)	10
Changes in assets and liabilities:
Receivables	(73)	(189)
Inventories	(24)	24
Accounts and wages payable	(225)	(173)
Taxes accrued	123	278
Regulatory assets and liabilities	(337)	(153)
Assets, other	(2)	(66)
Liabilities, other	149	101
Pension and other postretirement benefits	(49)	(76)
Net cash provided by operating activities	1,191	1,293
Cash Flows From Investing Activities:
Capital expenditures	(2,653)	(2,130)
Nuclear fuel expenditures	(23)	(19)
Purchases of securities – nuclear decommissioning trust fund	(168)	(244)
Sales and maturities of securities – nuclear decommissioning trust fund	158	223
Other	(20)	59
Net cash used in investing activities	(2,706)	(2,111)
Cash Flows From Financing Activities:
Dividends on common stock	(414)	(384)
Dividends paid to noncontrolling interest holders	(3)	(3)
Short-term debt, net	577	(2)
Maturities and extinguishment of long-term debt	(378)	(324)
Issuances of long-term debt	1,794	1,599
Issuances of common stock	22	25
Employee payroll taxes related to stock-based compensation	(14)	(13)
Debt issuance costs	(19)	(14)
Net cash provided by financing activities	1,565	884
Net change in cash, cash equivalents, and restricted cash	50	66
Cash, cash equivalents, and restricted cash at beginning of year	420	328
Cash, cash equivalents, and restricted cash at end of period	$470	$394
The accompanying notes are an integral part of these consolidated financial statements.

AMEREN CORPORATION
CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY
(Unaudited) (In millions, except per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Common Stock	$3	$3	$3	$3

Other Paid-in Capital:
Beginning of period	8,114	7,524	8,106	7,513
Shares issued under the DRPlus and 401(k) plan	10	10	22	25
Stock-based compensation activity	8	7	4	3
Other paid-in capital, end of period	8,132	7,541	8,132	7,541

Retained Earnings:
Beginning of period	5,441	4,702	5,292	4,604
Net income attributable to Ameren common shareholders	314	275	671	564
Dividends on common stock	(206)	(193)	(414)	(384)
Retained earnings, end of period	5,549	4,784	5,549	4,784

Accumulated Other Comprehensive Income (Loss):
Derivative financial instruments, beginning of period	4	(1)	6	3
Change in derivative financial instruments	6	(2)	4	(6)
Derivative financial instruments, end of period	10	(3)	10	(3)
Deferred retirement benefit costs, beginning of period	(6)	(9)	(6)	(9)
Change in deferred retirement benefit costs	(1)	(2)	(1)	(2)
Deferred retirement benefit costs, end of period	(7)	(11)	(7)	(11)
Total accumulated other comprehensive income (loss), end of period	3	(14)	3	(14)
Total Shareholders’ Equity	$13,687	$12,314	$13,687	$12,314

Noncontrolling Interests:
Beginning of period	129	129	129	129
Net income attributable to noncontrolling interest holders	2	2	3	3
Dividends paid to noncontrolling interest holders	(2)	(2)	(3)	(3)
Noncontrolling interests, end of period	129	129	129	129
Total Equity	$13,816	$12,443	$13,816	$12,443

Common stock shares outstanding at beginning of period	276.7	270.3	276.4	269.9
Shares issued under the DRPlus and 401(k) plan	0.1	0.1	0.2	0.2
Shares issued for stock-based compensation	—	—	0.2	0.3
Common stock shares outstanding at end of period	276.8	270.4	276.8	270.4

Dividends per common share	$0.75	$0.71	$1.50	$1.42
The accompanying notes are an integral part of these consolidated financial statements.

UNION ELECTRIC COMPANY (d/b/a AMEREN MISSOURI)
CONSOLIDATED STATEMENT OF INCOME
(Unaudited) (In millions)

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Operating Revenues:
Electric	$1,094	$1,315	$1,945	$2,208
Natural gas	30	25	109	89
Total operating revenues	1,124	1,340	2,054	2,297
Operating Expenses:
Fuel and purchased power	318	614	532	944
Natural gas purchased for resale	7	9	41	39
Other operations and maintenance	282	238	546	488
Depreciation and amortization	234	209	448	403
Taxes other than income taxes	101	89	196	178
Total operating expenses	942	1,159	1,763	2,052
Operating Income	182	181	291	245
Other Income, Net	60	47	113	90
Interest Charges	83	70	165	130
Income Before Income Taxes	159	158	239	205
Income Taxes	1	7	4	11
Net Income	158	151	235	194
Preferred Stock Dividends	1	1	2	2
Net Income Available to Common Shareholder	$157	$150	$233	$192
The accompanying notes as they relate to Ameren Missouri are an integral part of these consolidated financial statements.

UNION ELECTRIC COMPANY (d/b/a AMEREN MISSOURI)
CONSOLIDATED BALANCE SHEET
(Unaudited) (In millions, except per share amounts)

	June 30, 2026	December 31, 2025
ASSETS
Current Assets:
Cash and cash equivalents	$—	$6
Advances to money pool	116	—
Accounts receivable – trade (less allowance for doubtful accounts of $17 and $17, respectively)	244	284
Accounts receivable – affiliates	15	15
Unbilled revenue	294	193
Miscellaneous accounts receivable	61	15
Inventories	527	492
Current regulatory assets	169	181
Other current assets	119	119
Total current assets	1,545	1,305
Property, Plant, and Equipment, Net	22,121	20,604
Investments and Other Assets:
Nuclear decommissioning trust fund	1,631	1,526
Regulatory assets (includes $432 and $443 related to VIEs, respectively)	1,529	1,450
Pension and other postretirement benefits	271	271
Other assets	287	244
Total investments and other assets	3,718	3,491
TOTAL ASSETS	$27,384	$25,400
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Current maturities of long-term debt (includes $24 and $23 related to VIEs, respectively)	$424	$23
Short-term debt	—	471
Accounts and wages payable	504	696
Accounts payable – affiliates	93	61
Taxes accrued	149	34
Interest accrued	116	99
Retainage payable	114	28
Other current liabilities	166	150
Total current liabilities	1,566	1,562
Long-term Debt, Net (includes $414 and $426 related to VIEs, respectively)	9,071	8,120
Long-term Debt, Net - Related Parties	107	87
Deferred Credits and Other Liabilities:
Accumulated deferred income taxes and tax credits, net	2,824	2,702
Regulatory liabilities	3,417	3,324
Asset retirement obligations	868	844
Other deferred credits and liabilities	296	184
Total deferred credits and other liabilities	7,405	7,054
Commitments and Contingencies (Notes 2, 8, 9, and 10)
Shareholders’ Equity:
Common stock, $5 par value, 150.0 shares authorized – 102.1 shares outstanding	511	511
Other paid-in capital, principally premium on common stock	3,654	3,229
Preferred stock	80	80
Retained earnings	4,990	4,757
Total shareholders’ equity	9,235	8,577
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$27,384	$25,400
The accompanying notes as they relate to Ameren Missouri are an integral part of these consolidated financial statements.

UNION ELECTRIC COMPANY (d/b/a AMEREN MISSOURI)
CONSOLIDATED STATEMENT OF CASH FLOWS
(Unaudited) (In millions)

	Six Months Ended June 30,
	2026	2025
Cash Flows From Operating Activities:
Net income	$235	$194
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	470	445
Amortization of nuclear fuel	43	20
Amortization of debt issuance costs and premium/discounts	4	4
Deferred income taxes and tax credits, net	68	137
Allowance for equity funds used during construction	(53)	(23)
Other	8	5
Changes in assets and liabilities:
Receivables	(74)	(164)
Inventories	(33)	16
Accounts and wages payable	(225)	(202)
Taxes accrued	168	278
Regulatory assets and liabilities	(78)	(146)
Assets, other	(2)	(4)
Liabilities, other	80	60
Pension and other postretirement benefits	(15)	(28)
Net cash provided by operating activities	596	592
Cash Flows From Investing Activities:
Capital expenditures	(1,771)	(1,325)
Nuclear fuel expenditures	(23)	(19)
Purchases of securities – nuclear decommissioning trust fund	(168)	(244)
Sales and maturities of securities – nuclear decommissioning trust fund	158	223
Money pool advances, net	(116)	43
Other	(19)	—
Net cash used in investing activities	(1,939)	(1,322)
Cash Flows From Financing Activities:
Dividends on common stock	—	(50)
Dividends on preferred stock	(2)	(2)
Short-term debt, net	(471)	330
Maturities of long-term debt	(12)	—
Issuances of long-term debt	1,395	500
Capital contribution from parent	425	—
Debt issuance costs	(14)	(4)
Net cash provided by financing activities	1,321	774
Net change in cash, cash equivalents, and restricted cash	(22)	44
Cash, cash equivalents, and restricted cash at beginning of year	68	17
Cash, cash equivalents, and restricted cash at end of period	$46	$61
The accompanying notes as they relate to Ameren Missouri are an integral part of these consolidated financial statements.

UNION ELECTRIC COMPANY (d/b/a AMEREN MISSOURI)
CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY
(Unaudited) (In millions)

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Common Stock	$511	$511	$511	$511

Other Paid-in Capital
Beginning of period	3,579	3,201	3,229	3,201
Capital contributions from parent	75	—	425	—
Other paid-in capital, end of period	3,654	3,201	3,654	3,201

Preferred Stock	80	80	80	80

Retained Earnings:
Beginning of period	4,833	4,198	4,757	4,206
Net income	158	151	235	194
Dividends on common stock	—	—	—	(50)
Dividends on preferred stock	(1)	(1)	(2)	(2)
Retained earnings, end of period	4,990	4,348	4,990	4,348

Total Shareholders’ Equity	$9,235	$8,140	$9,235	$8,140
The accompanying notes as they relate to Ameren Missouri are an integral part of these consolidated financial statements.

AMEREN ILLINOIS COMPANY (d/b/a AMEREN ILLINOIS)
STATEMENT OF INCOME
(Unaudited) (In millions)

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Operating Revenues:
Electric	$752	$685	$1,515	$1,374
Natural gas	176	158	612	569
Total operating revenues	928	843	2,127	1,943
Operating Expenses:
Purchased power	193	183	415	358
Natural gas purchased for resale	32	30	169	169
Other operations and maintenance	248	225	480	461
Depreciation and amortization	172	163	342	322
Taxes other than income taxes	39	37	91	88
Total operating expenses	684	638	1,497	1,398
Operating Income	244	205	630	545
Other Income, Net	26	37	55	71
Interest Charges	69	63	137	125
Income Before Income Taxes	201	179	548	491
Income Taxes	53	41	144	117
Net Income	148	138	404	374
Preferred Stock Dividends	1	1	1	1
Net Income Available to Common Shareholder	$147	$137	$403	$373
The accompanying notes as they relate to Ameren Illinois are an integral part of these financial statements.

AMEREN ILLINOIS COMPANY (d/b/a AMEREN ILLINOIS)
BALANCE SHEET
(Unaudited) (In millions)

	June 30, 2026	December 31, 2025
ASSETS
Current Assets:
Cash and cash equivalents	$7	$3
Accounts receivable – trade (less allowance for doubtful accounts of $28 and $22, respectively)	336	364
Accounts receivable – affiliates	15	18
Unbilled revenue	184	222
Miscellaneous accounts receivable	109	56
Inventories	269	278
Prepaid assets	56	68
Current regulatory assets	158	189
Other current assets	17	6
Total current assets	1,151	1,204
Property, Plant, and Equipment, Net	16,983	16,567
Investments and Other Assets:
Goodwill	411	411
Regulatory assets	1,338	1,059
Pension and other postretirement benefits	564	570
Other assets	861	789
Total investments and other assets	3,174	2,829
TOTAL ASSETS	$21,308	$20,600
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Short-term debt	$312	$17
Borrowings from money pool	116	—
Accounts and wages payable	396	395
Accounts payable – affiliates	63	57
Interest accrued	68	69
Customer deposits	214	204
Current regulatory liabilities	60	132
Other current liabilities	263	227
Total current liabilities	1,492	1,101
Long-term Debt, Net	6,256	6,254
Long-term Debt, Net – Related Parties	5	5
Deferred Credits and Other Liabilities:
Accumulated deferred income taxes and tax credits, net	2,438	2,354
Regulatory liabilities	2,855	2,775
Other deferred credits and liabilities	281	268
Total deferred credits and other liabilities	5,574	5,397
Commitments and Contingencies (Notes 2, 8, and 9)
Shareholders’ Equity:
Common stock, no par value, 45.0 shares authorized – 25.5 shares outstanding	—	—
Other paid-in capital	3,058	3,058
Preferred stock	49	49
Retained earnings	4,874	4,736
Total shareholders’ equity	7,981	7,843
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$21,308	$20,600
The accompanying notes as they relate to Ameren Illinois are an integral part of these financial statements.

AMEREN ILLINOIS COMPANY (d/b/a AMEREN ILLINOIS)
STATEMENT OF CASH FLOWS
(Unaudited) (In millions)

	Six Months Ended June 30,
	2026	2025
Cash Flows From Operating Activities:
Net income	$404	$374
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	342	320
Amortization of debt issuance costs and premium/discounts	2	2
Deferred income taxes and investment tax credits, net	74	56
Allowance for equity funds used during construction	(14)	(15)
Other	8	9
Changes in assets and liabilities:
Receivables	(5)	(25)
Inventories	9	8
Accounts and wages payable	24	33
Taxes accrued	—	(17)
Regulatory assets and liabilities	(259)	(11)
Assets, other	(3)	(58)
Liabilities, other	83	29
Pension and other postretirement benefits	(27)	(33)
Net cash provided by operating activities	638	672
Cash Flows From Investing Activities:
Capital expenditures	(706)	(742)
Other	(6)	(2)
Net cash used in investing activities	(712)	(744)
Cash Flows From Financing Activities:
Dividends on common stock	(265)	(75)
Dividends on preferred stock	(1)	(1)
Short-term debt, net	295	157
Money pool borrowings, net	116	(37)
Maturities of long-term debt	—	(300)
Issuances of long-term debt	—	350
Debt issuance costs	—	(4)
Net cash provided by financing activities	145	90
Net change in cash, cash equivalents, and restricted cash	71	18
Cash, cash equivalents, and restricted cash at beginning of year	344	302
Cash, cash equivalents, and restricted cash at end of period	$415	$320
The accompanying notes as they relate to Ameren Illinois are an integral part of these financial statements.

AMEREN ILLINOIS COMPANY (d/b/a AMEREN ILLINOIS)
STATEMENT OF SHAREHOLDERS’ EQUITY
(Unaudited) (In millions)

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Common Stock	$—	$—	$—	$—

Other Paid-in Capital	3,058	3,056	3,058	3,056

Preferred Stock	49	49	49	49

Retained Earnings:
Beginning of period	4,862	4,427	4,736	4,266
Net income	148	138	404	374
Dividends on common stock	(135)	—	(265)	(75)
Dividends on preferred stock	(1)	(1)	(1)	(1)
Retained earnings, end of period	4,874	4,564	4,874	4,564

Total Shareholders’ Equity	$7,981	$7,669	$7,981	$7,669
The accompanying notes as they relate to Ameren Illinois are an integral part of these financial statements.

AMEREN CORPORATION (Consolidated)
UNION ELECTRIC COMPANY (Consolidated) (d/b/a Ameren Missouri)
AMEREN ILLINOIS COMPANY (d/b/a Ameren Illinois)
COMBINED NOTES TO FINANCIAL STATEMENTS
(Unaudited)
June 30, 2026
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
Our accounting policies conform to GAAP. Our financial statements reflect all adjustments (which include normal, recurring adjustments) that are necessary, in our opinion, for a fair statement of our results. The preparation of financial statements in conformity with GAAP requires management to make certain estimates and assumptions. Such estimates and assumptions affect reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the dates of financial statements, and the reported amounts of revenues and expenses during the reported periods. Actual results could differ from those estimates. The results of operations for an interim period may not give a true indication of results that may be expected for a full year. These financial statements contained in this Form 10-Q should be read in conjunction with the audited financial statements and accompanying notes included in the Form 10-K.
Variable Interest Entities
Variable Interest Entities that are Consolidated
AMF was formed in 2024, for the purpose of issuing and servicing securitized utility tariff bonds related to costs for the accelerated retirement of the Rush Island Energy Center. Ameren Missouri is the primary beneficiary of this entity because it has the power to direct the activities that most significantly impact the economic performance of the entity, as well as the obligation to absorb losses or the right to receive benefits from the entity that could potentially be significant to the variable interest entity. The entity is considered a variable interest entity primarily because its equity capitalization is insufficient to support its operations. The entity’s primary assets and liabilities are comprised of regulatory assets related to the unrecovered net plant balance associated with the retired energy center, among other costs, and long-term debt. Ameren and Ameren Missouri consolidate AMF, which Ameren Missouri wholly owns, and both manages and controls the entity’s operating activities. For additional information on the securitization of the Rush Island Energy Center costs, see Note 2 – Rate and Regulatory Matters under Part II, Item 8, of the Form 10-K. For additional information on the securitized tariff bond issuance, see Note 5 – Long-term Debt and Equity Financings under Part II, Item 8, of the Form 10‑K.

The following table presents the carrying values of AMF’s assets and liabilities included on Ameren’s and Ameren Missouri’s consolidated balance sheets as of June 30, 2026 and December 31, 2025:

	2026	2025
Unbilled revenue(a)	$2	$2
Other current assets(a)	15	21
Noncurrent regulatory assets(a)	432	443
Current maturities of long-term debt(b)	24	23
Interest accrued(b)	6	6
Current regulatory liabilities(c)	5	11
Long-term debt, net(b)	414	426
(a)Assets may be used only to meet AMF’s obligations and commitments.
(b)The securitized tariff bondholders have no recourse to Ameren Missouri.
(c)Included in “Other current liabilities” on Ameren’s and Ameren Missouri’s balance sheet.
Variable Interest Entities that are not Consolidated
As of June 30, 2026, and December 31, 2025, Ameren had unconsolidated variable interests in various equity method investments, primarily to advance innovative energy technologies, totaling $82 million and $64 million, respectively, included in “Other assets” on Ameren’s consolidated balance sheet. Any earnings or losses related to Ameren’s share in these investments are included in “Other Income, Net” on Ameren’s consolidated statement of income and comprehensive income. Ameren is not the primary beneficiary of these investments because it does not have the power to direct matters that most significantly affect the activities of these variable interest entities. As of June 30, 2026, Ameren’s maximum exposure to loss related to these variable interest entities is limited to the investment in these partnerships of $82 million plus associated outstanding funding commitments of $25 million.
COLI
Ameren (parent) and Ameren Illinois have COLI, which is recorded at the net cash surrender value. The net cash surrender value is the amount that can be realized under the insurance policies at the balance sheet date. As of June 30, 2026, the cash surrender value of COLI at Ameren and Ameren Illinois was $225 million (December 31, 2025 – $219 million) and $130 million (December 31, 2025 – $126 million), respectively, while total borrowings against the policies were $118 million (December 31, 2025 – $117 million) at both Ameren and Ameren Illinois. Ameren and Ameren Illinois have the right to offset the borrowings against the cash surrender value of the policies and, consequently, present the net asset in “Other assets” on their respective balance sheets. The net cash surrender value of Ameren’s COLI is affected by the investment performance of a separate account in which Ameren holds a beneficial interest.
Accounting and Reporting Developments
See Note 1 – Summary of Significant Accounting Policies under Part II, Item 8, of the Form 10-K for additional information about recently issued authoritative accounting standards related to internal-use software and government grants.
Accounting for Environmental Credit Programs
In May 2026, the FASB issued authoritative guidance that established requirements for the recognition, measurement, presentation, and disclosure of environmental credits and environmental credit obligations. The guidance applies to all entities that generate, purchase, or receive environmental credits, or that have a regulatory compliance obligation that may be settled with environmental credits. The guidance will be effective for the Ameren Companies beginning January 1, 2028. We are currently assessing the impacts of this guidance on our results of operations, financial position, and liquidity.
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

Missouri
2026 Electric Service Regulatory Rate Review
In June 2026, Ameren Missouri filed a request with the MoPSC seeking approval to increase its annual revenues for electric service by $343 million. The electric rate request is based on a 10.25% return on common equity, a capital structure composed of 52% common equity, a rate base of $16.7 billion, and a test year ended March 31, 2026, with certain pro-forma adjustments expected through an anticipated true-up date of December 31, 2026. Ameren Missouri also requested the continued use of all of its existing riders and trackers. The electric rate request reflects the following:
•increased transmission and distribution infrastructure investments to support system reliability and resiliency;
•investments in existing generation resources and 400 MWs of new generation resources; and
•the increase for the items above is partially offset by accelerating the return of investment tax credits to customers.
The MoPSC proceeding relating to the proposed electric service rate changes will take place over a period of up to 11 months, with a decision by the MoPSC expected by May 2027 and new rates effective by June 2027. Ameren Missouri cannot predict the level of any electric service rate change the MoPSC may approve, whether the requested regulatory recovery mechanisms will be continued, or whether any rate change that may eventually be approved will be sufficient for Ameren Missouri to recover its costs and earn a reasonable return on its investments when the rate change goes into effect.
Generation and Storage Facilities
Ameren Missouri is party to agreements to acquire and/or construct various generation and storage facilities that are consistent with the 2025 Change to the 2023 PRP. The generation and storage facilities are eligible for recovery under the PISA. The following table provides information about each facility:

	Agreement type	Facility size	Status of MoPSC CCN	Status of FERC approval of acquisition	In-service date(a)
Bowling Green Solar Project(b)	Self-build	50-MW	Approved March 2024	Not applicable	March 2026
Split Rail Solar Project	Build-transfer(c)	300-MW	Approved March 2024	Received November 2024	June 2026
Castle Bluff Natural Gas Project(b)	Self-build	800-MW	Approved October 2024	Not applicable	Fourth quarter 2027
Big Hollow Battery Energy Storage Project(b)	Self-build	400-MW	Approved February 2026	Not applicable	Second quarter 2028
Big Hollow Natural Gas Project(b)	Self-build	800-MW	Approved February 2026	Not applicable	Third quarter 2028
Reform Solar Project(b)	Self-build	250-MW	Approved May 2026	Not applicable	Fourth quarter 2028
Castle Bluff Battery Energy Storage Project	Self-build	95-MW	Filed May 2026	Not applicable	Second quarter 2028
Millcreek Battery Energy Storage Project	Self-build	250-MW	Filed May 2026	Not applicable	Second quarter 2028
Huck Finn Battery Energy Storage Project	Self-build	200-MW	Filed May 2026	Not applicable	Second quarter 2028
Tom Sawyer Solar Project	Build-transfer	175-MW	Filed May 2026	Filed June 2026	Fourth quarter 2028
Ringer Solar Project	Build-transfer	225-MW	Filed May 2026	Expect to request by mid-2027	Second quarter 2029
West Alton Natural Gas Project	Self-build	2,100-MW	Filed July 2026	Not applicable	Fourth quarter 2031
(a)Future in-service dates, which were included in each CCN filing, are dependent on the timing of regulatory approvals and construction completion, among other things.
(b)These projects represent approximately $3.6 billion of capital expenditures.
(c)In February 2026, Ameren Missouri acquired the Split Rail Solar Project for approximately $0.6 billion.
Illinois
MYRP
In December 2024, the ICC issued an order in connection with a revised Grid Plan and a revised MYRP filed by Ameren Illinois in March 2024, approving revenue requirements for electric distribution services for 2024 through 2027 of $1,206 million, $1,287 million, $1,367 million, and $1,421 million, respectively. Using the 2023 revenue requirement as a starting point, the approved revenue requirements in the ICC’s December 2024 order represent a cumulative four-year increase of $308 million. Rate changes consistent with the December 2024 order became effective in December 2024. In May 2026, the Illinois Appellate Court for the Fifth Judicial District upheld the ICC’s December 2024 order and orders issued by the ICC in June 2024 and December 2023 following appeals by Ameren Illinois.
2024 Electric Distribution Service Revenue Requirement Reconciliation Adjustment Order
In December 2025, the ICC issued an order approving Ameren Illinois’ 2024 electric distribution service revenue requirement reconciliation adjustment filing. In March 2026, Ameren Illinois filed an appeal of the December 2025 order with the Illinois Appellate Court for the Fifth Judicial District and withdrew the appeal in July 2026 as a result of the appellate court decision in the MYRP proceeding discussed above.
2025 Electric Distribution Service Revenue Requirement Reconciliation Adjustment Review
In April 2026, Ameren Illinois filed a reconciliation adjustment to its 2025 electric distribution service revenue requirement with the ICC. In June 2026, the ICC staff filed its calculation of the reconciliation adjustment, recommending recovery of $31 million. In July 2026, Ameren Illinois filed a revised reconciliation adjustment consistent with the ICC staff's recommendation. The adjustment reflects Ameren Illinois’ actual 2025 recoverable costs, 2025 year-end rate base and a capital structure composed of 50% common equity. An ICC decision is required by December 2026, and any approved adjustment would be collected from customers in 2027.
Electric Energy Efficiency Plan
Pursuant to the CRGA, the annual spending cap for energy-efficiency investments increased for 2027, 2028, and 2029. As a result, in May 2026, Ameren Illinois filed an electric energy efficiency plan with the ICC, which includes annual investments in electric energy-efficiency programs up to $192 million, $239 million, and $276 million for 2027, 2028, and 2029, respectively. The ICC has the ability to reduce the amount of electric energy-efficiency savings goals in future program years if there are insufficient cost-effective programs available, which could reduce Ameren Illinois’ investments in electric energy-efficiency programs. A decision by the ICC in this proceeding is expected by November 2026.
2025 Natural Gas Delivery Service Rate Order
In November 2025, the ICC issued an order in Ameren Illinois’ January 2025 natural gas delivery service regulatory rate review, which resulted in an increase to Ameren Illinois’ annual revenues for natural gas delivery service of $79 million based on a 9.60% ROE, a capital structure composed of 50% common equity, a 2026 future test year, and a rate base of $3.2 billion. The order reflected a reduction of $75 million of planned distribution and transmission capital investments included in Ameren Illinois’ future test year request. The new rates became effective in December 2025.
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
Federal
Transmission Rate Incentives
In 2024, the MISO approved a first set of second tranche projects related to its preliminary long-range transmission planning roadmap of projects through 2039. In May 2026, the MISO awarded two competitive bid projects to ATXI and other joint owners that represent a total estimated investment of approximately $700 million for ATXI, based on the MISO’s cost estimate. In June 2026, the MISO and Ameren Services, on behalf of ATXI, filed a request with the FERC to allow transmission rate incentives relating to these competitive bid projects awarded to ATXI. If approved by the FERC, the incentives would allow construction work in progress to be included in rate base, thereby improving the timeliness of cash recovery, and would allow recovery of prudently incurred costs, subject to FERC approval, for any portion of the projects if they are abandoned for reasons beyond the control of ATXI. If the incentive allowing construction work in progress to be included in rate base is approved by the FERC, ATXI would not capitalize allowance for funds used during construction on the related projects. A decision by the FERC is expected in August 2026.
FERC ROE Complaint Cases
Since November 2013, the allowed base ROE for FERC-regulated transmission rate base under the MISO tariff has been subject to customer complaint cases and has been changed by various FERC orders. In October 2024, the FERC issued an order, which decreased the allowed base ROE from 10.02% to 9.98% and required refunds, with interest, for the periods from November 2013 to February 2015 and from late September 2016 forward. In June 2026, the United States Court of Appeals for the District of Columbia Circuit dismissed and denied various appeals of the October 2024 FERC order.
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
Short-term Borrowings
The Missouri Credit Agreement and the Illinois Credit Agreement are available to support issuances under Ameren (parent)’s, Ameren Missouri’s, and Ameren Illinois’ commercial paper programs, respectively, subject to borrowing sublimits, and to support the issuance of letters of credit for the borrowers. As of June 30, 2026, based on commercial paper outstanding and letters of credit issued under the Credit Agreements, along with cash and cash equivalents, the net liquidity available to Ameren (parent), Ameren Missouri, and Ameren Illinois, collectively, was $1.9 billion, and does not include Ameren’s forward equity sale agreements discussed below in Note 4 – Long-term Debt and Equity Financings. The Ameren Companies were in compliance with the covenants in their Credit Agreements as of June 30, 2026. As of June 30, 2026, the ratios of consolidated indebtedness to consolidated total capitalization, calculated in accordance with the provisions of the Credit Agreements, were 61%, 50%, and 46% for Ameren, Ameren Missouri, and Ameren Illinois, respectively.
The following table presents commercial paper outstanding, net of issuance discounts, and other short-term debt as of June 30, 2026, and December 31, 2025. There were no borrowings outstanding under the Credit Agreements as of June 30, 2026, or December 31, 2025.

	June 30, 2026	December 31, 2025
Ameren (parent)	$908	$155
Ameren Missouri	—	471
Ameren Illinois	312	17
Ameren consolidated	$1,220	$643
The following table summarizes the activity and relevant interest rates for Ameren (parent)’s, Ameren Missouri’s, and Ameren Illinois’ commercial paper issuances under the Credit Agreements for the six months ended June 30, 2026 and 2025:

	Ameren (parent)	Ameren Missouri	Ameren Illinois	Ameren Consolidated
2026
Average daily amount outstanding	$615	$438	$101	$1,154
Weighted-average interest rate	3.90%	3.87%	3.89%	3.89%
Peak amount outstanding during period(a)	$1,073	$1,360	$312	$1,996
Peak interest rate	4.00%	4.05%	4.00%	4.05%
2025
Average daily amount outstanding	$659	$226	$90	$975
Weighted-average interest rate	4.63%	4.60%	4.59%	4.61%
Peak amount outstanding during period(a)	$1,139	$650	$245	$1,603
Peak interest rate	4.75%	4.72%	4.70%	4.75%
(a)The timing of peak outstanding commercial paper issuances under the Credit Agreements varies by company. Therefore, the sum of individual company peak amounts may not equal the Ameren consolidated peak amount for the period.
Separate from the Credit Agreements, Ameren and Ameren Missouri have separate uncommitted bilateral letter of credit agreements for up to $100 million and $75 million, respectively. Both agreements renew annually and are limited in use to support letters of credit. As of

June 30, 2026, Ameren did not have any outstanding letters of credit under its agreement. Ameren Missouri had $68 million of outstanding letters of credit under its agreement.
Money Pools
Ameren has money pool agreements with and among its subsidiaries to coordinate and provide for certain short-term cash and working capital requirements. The average interest rate for borrowings under the utility money pool for the three and six months ended June 30, 2026 was 3.92% and 3.88%, respectively (2025 – 4.64% and 4.58%). See Note 8 – Related-party Transactions for the amount of interest income and expense from the utility money pool agreements recorded by Ameren Missouri and Ameren Illinois for the three and six months ended June 30, 2026 and 2025.
NOTE 4 – LONG-TERM DEBT AND EQUITY FINANCINGS
Ameren
For the three and six months ended June 30, 2026, Ameren issued a total of 0.1 million and 0.2 million shares of common stock under its DRPlus and 401(k) plan, and received proceeds of $3 million and $15 million, respectively. As of June 30, 2026, Ameren had a receivable of $7 million related to issuances of common stock under its DRPlus and 401(k) plan. In addition, in the first quarter of 2026, Ameren issued 0.2 million shares of common stock valued at $25 million upon the settlement of stock-based compensation awards.
In May 2026, Ameren filed a Form S-3 registration statement with the SEC, registering the offering of 1.9 million shares of its common stock under the DRPlus, which expires in May 2029. Shares of common stock sold under the DRPlus are, at Ameren’s option, newly issued shares, treasury shares, or shares purchased in the open market or in privately negotiated contracts.
Ameren has entered into an equity distribution sales agreement pursuant to which Ameren may offer and sell from time to time its common stock through an ATM program, which includes the ability to enter into forward sale agreements. There were no shares issued under the ATM program during the six months ended June 30, 2026. As of June 30, 2026, Ameren had approximately $417 million of common stock remaining available for sale under the ATM program.
Forward sale agreements outstanding as of June 30, 2026, under the ATM program for 9.6 million shares can be settled at Ameren’s discretion on or prior to dates ranging from January 19, 2028, to March 8, 2028. The initial forward sale price for the agreements ranged from $106.32 to $112.91, with an average initial forward sale price of $109.64. Additionally in May 2025, Ameren entered into forward sale agreements separate from the ATM program with multiple counterparties relating to 6.4 million shares of common stock. The forward sale agreements can be settled at Ameren’s discretion on or prior to January 15, 2027, and the initial forward sale price under these agreements was $91.89 per share. On a settlement date or dates, if Ameren elects to physically settle a forward sale agreement, Ameren will issue shares of common stock to the counterparties at the then-applicable forward sale price. Each initial forward sale price is subject to adjustment based on a floating interest rate factor equal to the overnight bank funding rate less a spread of 75 basis points, and will be subject to decrease on certain dates specified in the forward sale agreements by specified amounts related to expected dividends on shares of the common stock during the term of the forward sale agreements. If the overnight bank funding rate is less than or more than the spread on any day, the interest rate factor will result in a reduction or an increase, respectively, of the forward sale price. The forward sale agreements will be physically settled unless Ameren elects to settle in cash or to net share settle.
At June 30, 2026, Ameren could have settled the forward sale agreements with physical delivery of 16.0 million shares of common stock to the respective counterparties in exchange for cash of $1.6 billion. Alternatively, the forward sale agreements could have also been net settled at June 30, 2026, with delivery of approximately $171 million of cash or approximately 1.5 million shares of common stock to the counterparties. In connection with the forward sale agreements outstanding at June 30, 2026, the various counterparties, or their affiliates, borrowed from third parties and sold 16.0 million shares of common stock. The gross sales price of these shares totaled $1.6 billion. Ameren does not receive any proceeds from such sales of borrowed shares. The forward sale agreements have been classified as equity transactions.
In July 2026, Ameren entered into forward sale agreements under the ATM program relating to 1.4 million shares of common stock. The July 2026 forward sales can be settled at Ameren’s discretion in or prior to February 2028. The average forward sale price was initially $112.62 for the July 2026 forward sale agreements.
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

In June 2026, Ameren (parent) purchased first mortgage bonds issued by Ameren Missouri for $16 million. On a consolidated basis, Ameren (parent)’s repurchase of these first mortgage bonds was accounted for as a debt extinguishment and resulted in a pre-tax gain of $4 million, which is reflected in “Other Income, Net” on Ameren’s consolidated statement of income.
Ameren Missouri
In February 2026, Ameren Missouri issued $450 million of 4.80% first mortgage bonds due March 2036 and $450 million of 5.55% first mortgage bonds due March 2056. Interest is payable semiannually for both issuances on March 15 and September 15 of each year, beginning September 15, 2026. Net proceeds from the February 2026 issuances were used for capital expenditures and to refinance short-term debt.
In June 2026, Ameren Missouri issued $500 million of 5.75% first mortgage bonds due September 2056, with interest payable semiannually on March 15 and September 15 of each year, beginning March 15, 2027. Net proceeds from this issuance were used to refinance short-term debt.
Ameren Missouri received capital contributions totaling $75 million and $425 million, respectively, during the three and six months ended June 30, 2026.
Indenture Provisions and Other Covenants
See Note 5 – Long-term Debt and Equity Financings under Part II, Item 8, of the Form 10-K for a description of our indenture provisions and other covenants, as well as restrictions on the payment of dividends. At June 30, 2026, the Ameren Companies were in compliance with the provisions and covenants contained in their indentures and articles of incorporation, as applicable, and ATXI was in compliance with the provisions and covenants contained in its note purchase agreements.
Off-balance-sheet Arrangements
At June 30, 2026, none of the Ameren Companies had any material off-balance-sheet financing arrangements, other than their investment in unconsolidated variable interest entities, letters of credit, and the forward sale agreements relating to common stock. See Note 1 – Summary of Significant Accounting Policies for further detail concerning variable interest entities.

NOTE 5 – OTHER INCOME, NET
The following table presents the components of “Other Income, Net” in the Ameren Companies’ statements of income for the three and six months ended June 30, 2026 and 2025:

	Three Months		Six Months
	2026	2025	2026	2025
Ameren:
Allowance for equity funds used during construction	$38	$23	$69	$39
Other interest income	7	10	16	21
Non-service cost components of net periodic benefit income(a)	49	62	98	128
Miscellaneous income	5	4	10	7
Gain on extinguishment of debt(b)	4	8	4	8
Earnings (losses) related to equity method investments	22	(6)	24	(10)
Donations	(2)	(1)	(4)	(3)
Miscellaneous expense	(5)	(4)	(9)	(9)
Total Other Income, Net	$118	$96	$208	$181
Ameren Missouri:
Allowance for equity funds used during construction	$30	$15	$53	$23
Other interest income	2	2	5	4
Non-service cost components of net periodic benefit income(a)	29	32	59	67
Miscellaneous income	2	1	2	2
Donations	(1)	(1)	(2)	(2)
Miscellaneous expense	(2)	(2)	(4)	(4)
Total Other Income, Net	$60	$47	$113	$90
Ameren Illinois:
Allowance for equity funds used during construction	$7	$8	$14	$15
Other interest income	5	8	11	17
Non-service cost components of net periodic benefit income	14	20	29	40
Miscellaneous income	3	3	7	5
Donations	(1)	—	(2)	(1)
Miscellaneous expense	(2)	(2)	(4)	(5)
Total Other Income, Net	$26	$37	$55	$71
(a)For the three and six months ended June 30, 2026, the non-service cost components of net periodic benefit income were adjusted by amounts deferred of $(20) million and $(40) million, respectively, due to a regulatory tracking mechanism for the difference between the level of such costs incurred by Ameren Missouri under GAAP and the level of such costs included in rates. The deferral was $(16) million and $(32) million, respectively, for the three and six months ended June 30, 2025. See Note 11 – Retirement Benefits for additional information.
(b)See Note 4 – Long-term Debt and Equity Financings above and Note 5 – Long-term Debt and Equity Financings under Part II, Item 8, of the Form 10-K for additional information on Ameren (parent)’s repurchase of Ameren Missouri’s senior secured notes and first mortgage bonds and Ameren Illinois’ first mortgage bonds that were accounted for as a debt extinguishment.
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
If we determine that a contract meets the definition of a derivative and is not eligible for the NPNS exception, we review the contract to determine whether the resulting gains or losses qualify for regulatory deferral. Derivative contracts that qualify for regulatory deferral are recorded at fair value, with changes in fair value recorded as regulatory assets or liabilities in the period in which the change occurs. We believe derivative losses and gains deferred as regulatory assets and liabilities are probable of recovery, or refund, through future rates charged to customers. Regulatory assets and liabilities are amortized to operating income as related losses and gains are reflected in rates charged to customers. Therefore, gains and losses on these derivatives have no effect on operating income. As of June 30, 2026, and December 31, 2025, all commodity contracts that met the definition of a derivative and were not eligible for the NPNS exception received regulatory deferral. Interest rate hedges entered into by Ameren (parent) and discussed below do not receive regulatory deferral and were included in accumulated OCI as Ameren (parent) is not a rate-regulated entity. The cash flows from our derivative financial instruments follow the cash flow classification of the hedged item.
Ameren (parent) entered into interest rate swaps to hedge interest rate risk on certain forecasted interest payments related to future debt issuances to occur in 2026 and 2027. The interest rate swaps are designated as cash flow hedges and the corresponding changes in fair value each period are initially recorded on the balance sheet in “Accumulated other comprehensive income (loss)” and reclassified into earnings when the debt is issued and the corresponding interest payments affect earnings during the debt term. As of June 30, 2026, and December 31, 2025, Ameren had unsettled interest rate swaps with notional amounts of $940 million and $820 million, respectively. Ameren recorded gain (loss), net of income taxes (benefit), on the change in fair value of interest rate swaps of $6 million and $4 million for the three and six months ended June 30, 2026 and $(2) million and $(6) million for the three and six months ended June 30, 2025 to "Accumulated other comprehensive income (loss)". The gain (loss) reclassified out of “Accumulated other comprehensive income (loss)” to “Interest Charges” for the three and six months ended June 30, 2026 was immaterial.
The following table presents open gross commodity contract volumes by commodity type for derivative assets and liabilities as of June 30, 2026, and December 31, 2025. As of June 30, 2026, these contracts extended through October 2029, October 2032 and May 2032 for fuel oils, natural gas, and power, respectively.

	Quantity (in millions, except as indicated)
	June 30, 2026			December 31, 2025
Commodity	Ameren Missouri	Ameren Illinois	Ameren	Ameren Missouri	Ameren Illinois	Ameren
Fuel oils (in gallons)	21	—	21	25	—	25
Natural gas (in MMBtu)	58	226	284	46	217	263
Power (in MWhs)	7	7	14	—	7	7
The following table presents the carrying value and balance sheet location of all derivative commodity contracts, none of which were designated as hedging instruments because all qualify for regulatory deferral, as of June 30, 2026, and December 31, 2025:

		June 30, 2026			December 31, 2025
Commodity	Balance Sheet Location	Ameren Missouri	Ameren Illinois	Ameren	Ameren Missouri	Ameren Illinois	Ameren
Fuel oils	Other current assets	$7	$—	$7	$—	$—	$—
	Other assets	4	—	4	—	—	—
Natural gas	Other current assets	—	1	1	1	1	2
	Other assets	—	1	1	—	3	3
Power	Other current assets	17	—	17	11	—	11
	Other assets	15	—	15	—	—	—
	Total assets	$43	$2	$45	$12	$4	$16
Fuel oils	Other current liabilities	$—	$—	$—	$3	$—	$3
	Other deferred credits and liabilities	—	—	—	2	—	2
Natural Gas	Other current liabilities	7	28	35	5	21	26
	Other deferred credits and liabilities	8	19	27	5	11	16
Power	Other current liabilities	—	33	33	—	24	24
	Other deferred credits and liabilities	1	30	31	—	55	55
	Total liabilities	$16	$110	$126	$15	$111	$126

The Ameren Companies elect to present the fair value amounts of derivative assets and derivative liabilities subject to an enforceable master netting arrangement or similar agreement at the gross amounts on the balance sheet. However, if the gross amounts recognized on the balance sheet were netted with derivative instruments and cash collateral received or posted, the net amounts would not be materially different from the gross amounts at June 30, 2026, and December 31, 2025.
Credit Risk
In determining our concentrations of credit risk related to derivative instruments, we review our individual counterparties and categorize each counterparty into groupings according to the primary business in which each engages. As of June 30, 2026, if counterparty groups were to fail completely to perform on contracts, the Ameren Companies’ maximum exposure related to derivative assets would have been immaterial with or without consideration of the application of master netting arrangements or similar agreements and collateral held.
Certain of our derivative instruments contain collateral provisions tied to the Ameren Companies’ credit ratings. If our credit ratings were downgraded below investment grade, or if a counterparty with reasonable grounds for uncertainty regarding our ability to satisfy an obligation requested adequate assurance of performance, additional collateral postings might be required. The additional collateral required is the net liability position allowed under master netting arrangements or similar agreements, assuming (1) the credit risk-related contingent features underlying these arrangements were triggered and (2) those counterparties with rights to do so requested collateral. As of June 30, 2026, the aggregate fair value of derivative instruments with credit risk-related contingent features in a gross liability position, the cash collateral posted, and the aggregate amount of additional collateral that counterparties could require were each immaterial to Ameren, Ameren Missouri, and Ameren Illinois.
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
We consider nonperformance risk in our valuation of derivative instruments by analyzing our own credit standing and the credit standing of our counterparties, and by considering any credit enhancements (e.g., collateral). Included in our valuation, and based on current market conditions, is a valuation adjustment for counterparty default derived from market data such as the price of credit default swaps, bond yields, and credit ratings. No material gains or losses related to valuation adjustments for counterparty default risk were recorded at Ameren, Ameren Missouri, or Ameren Illinois in the three and six months ended June 30, 2026 or 2025. At June 30, 2026, and December 31, 2025, the counterparty default risk valuation adjustment related to derivative contracts was immaterial for Ameren, Ameren Missouri, and Ameren Illinois.

The following table sets forth, by level within the fair value hierarchy, our assets and liabilities measured at fair value on a recurring basis as of June 30, 2026, and December 31, 2025:

	June 30, 2026					December 31, 2025
	Level 1	Level 2	Level 3	Total		Level 1	Level 2	Level 3	Total
Assets:
Ameren Missouri
Derivative assets – commodity contracts:
Fuel oils	$10	$—	$1	$11		$—	$—	$—	$—
Natural gas	—	—	—	—		—	1	—	1
Power	—	15	17	32		—	—	11	11
Total derivative assets – commodity contracts	$10	$15	$18	$43		$—	$1	$11	$12
Nuclear decommissioning trust fund:
Equity securities:
U.S. large capitalization	$1,135	$—	$—	$1,135		$1,028	$—	$—	$1,028
Debt securities:
U.S. Treasury and agency securities	—	197	—	197		—	225	—	225
Corporate bonds	—	184	—	184		—	177	—	177
Other	—	105	—	105		—	84	—	84
Total nuclear decommissioning trust fund	$1,135	$486	$—	$1,621	(a)	$1,028	$486	$—	$1,514	(a)
Total Ameren Missouri	$1,145	$501	$18	$1,664		$1,028	$487	$11	$1,526
Ameren Illinois
Derivative assets – commodity contracts:
Natural gas	$—	$—	$2	$2		$—	$2	$2	$4
Total Ameren Illinois	$—	$—	$2	$2		$—	$2	$2	$4
Ameren
Derivative assets – commodity contracts(b)	$10	$15	$20	$45		$—	$3	$13	$16
Nuclear decommissioning trust fund(c)	1,135	486	—	1,621	(a)	1,028	486	—	1,514	(a)
Total Ameren	$1,145	$501	$20	$1,666		$1,028	$489	$13	$1,530
Liabilities:
Ameren Missouri
Derivative liabilities – commodity contracts:
Fuel oils	$—	$—	$—	$—		$5	$—	$—	$5
Natural gas	—	14	1	15		—	10	—	10
Power	—	1	—	1		—	—	—	—
Total Ameren Missouri	$—	$15	$1	$16		$5	$10	$—	$15
Ameren Illinois
Derivative liabilities – commodity contracts:
Natural gas	$2	$41	$4	$47		$1	$28	$3	$32
Power	24	—	39	63		—	13	66	79
Total Ameren Illinois	$26	$41	$43	$110		$1	$41	$69	$111
Ameren
Derivative liabilities – commodity contracts(b)	$26	$56	$44	$126		$6	$51	$69	$126
(a)Balance excludes $10 million and $12 million of cash and cash equivalents, receivables, payables, and accrued income, net, for June 30, 2026, and December 31, 2025, respectively.
(b)See the Ameren Missouri and Ameren Illinois sections of the table for a breakout of the fair value of Ameren’s derivative assets and liabilities by type of commodity.
(c)See the Ameren Missouri section of the table for a breakout of the fair value of Ameren’s nuclear decommissioning trust fund by investment type.

Level 3 fuel oils and natural gas derivative contract assets and liabilities measured at fair value on a recurring basis were immaterial for all periods presented. The following table presents the fair value reconciliation of Level 3 power derivative contract assets and liabilities measured at fair value on a recurring basis for the three and six months ended June 30, 2026:

	2026
	Ameren Missouri	Ameren Illinois	Ameren
For the three months ended June 30:
Beginning balance at April 1	$3	$(56)	$(53)
Realized and unrealized gains/(losses) included in regulatory assets/liabilities	17	7	24
Settlements	(3)	4	1
Transfers out of Level 3	—	6	6
Ending balance at June 30	$17	$(39)	$(22)
Change in unrealized gains/(losses) related to assets/liabilities held at June 30	$17	$8	$25
For the six months ended June 30:
Beginning balance at January 1	$11	$(66)	$(55)
Realized and unrealized gains/(losses) included in regulatory assets/liabilities	13	9	22
Settlements	(7)	5	(2)
Transfers out of Level 3	—	13	13
Ending balance at June 30	$17	$(39)	$(22)
Change in unrealized gains/(losses) related to assets/liabilities held at June 30	$16	$8	$24
All gains or losses related to our Level 3 derivative commodity contracts are expected to be collected or refunded through customer rates; therefore, there is no impact to either net income or other comprehensive income resulting from changes in the fair value of these instruments.
The following table describes the valuation techniques and significant unobservable inputs utilized for the fair value of our Level 3 power derivative contract assets and liabilities as of June 30, 2026, and December 31, 2025:

		Fair Value					Weighted Average(b)
	Commodity	Assets	Liabilities	Valuation Technique(s)	Unobservable Input(a)	Range
2026	Power(c)	$17	$(39)	Discounted cash flow	Average forward peak and off-peak pricing – forwards/swaps ($/MWh)	33 – 73	46
					Nodal basis ($/MWh)	(12) – 0	(6)
2025	Power(c)	$11	$(66)	Discounted cash flow	Average forward peak and off-peak pricing – forwards/swaps ($/MWh)	33 – 72	43
					Nodal basis ($/MWh)	(9) – (2)	(5)
(a)Generally, significant increases (decreases) in these inputs in isolation would result in a significantly higher (lower) fair value measurement.
(b)Unobservable inputs were weighted by relative fair value.
(c)Valuations use visible forward prices adjusted for nodal-to-hub basis differentials.
The following table sets forth the carrying amount and, by level within the fair value hierarchy, the fair value of long-term debt (including current portion) disclosed, but not recorded, at fair value as of June 30, 2026, and December 31, 2025:

Long-Term Debt (Including Current Portion):	Carrying Amount(a)	Fair Value
		Level 2	Level 3		Total
	June 30, 2026
Ameren(b)	$20,588	$18,684	$550	(c)	$19,234
Ameren Missouri(d)	9,602	8,923	—		8,923
Ameren Illinois(d)	6,261	5,698	—		5,698
	December 31, 2025
Ameren(b)	$19,187	$17,433	$559	(c)	$17,992
Ameren Missouri(d)	8,230	7,608	—		7,608
Ameren Illinois(d)	6,259	5,753	—		5,753
(a)Included unamortized debt issuance costs, which were excluded from the fair value measurement, of $148 million, $73 million, and $54 million for Ameren, Ameren Missouri, and Ameren Illinois, respectively, as of June 30, 2026. Included unamortized debt issuance costs, which were excluded from the fair value measurement, of $136 million, $62 million, and $56 million for Ameren, Ameren Missouri, and Ameren Illinois, respectively, as of December 31, 2025.
(b)Amount excludes Ameren (parent)’s repurchase of Ameren Missouri’s senior secured notes and first mortgage bonds and Ameren Illinois’ first mortgage bonds that were accounted for as a debt extinguishment. See Note 4 – Long-term Debt and Equity Financings above and Note 5 – Long-term Debt and Equity Financings under Part II, Item 8, of the Form 10-K for additional information.
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
Support Services Agreements
Ameren Missouri and Ameren Illinois had long-term receivables included in “Other assets” from Ameren Services of $33 million and $35 million, respectively, as of June 30, 2026, and $36 million and $38 million, respectively, as of December 31, 2025, related to Ameren Services’ allocated portion of Ameren’s pension and postretirement benefit plans.
Tax Allocation Agreement
See Note 1 – Summary of Significant Accounting Policies under Part II, Item 8, of the Form 10-K for a discussion of the tax allocation agreement. The following table presents the affiliate balances related to income taxes for Ameren Missouri and Ameren Illinois as of June 30, 2026, and December 31, 2025:

	June 30, 2026		December 31, 2025
	Ameren Missouri	Ameren Illinois	Ameren Missouri	Ameren Illinois
Income taxes payable to parent(a)	$38	$10	$—	$4
Income taxes receivable from parent(b)	—	—	3	7
(a)Included in “Accounts payable – affiliates” on the balance sheet.
(b)Included in “Accounts receivable – affiliates” on the balance sheet.

Effects of Related-party Transactions on the Statement of Income
The following table presents the impact on Ameren Missouri and Ameren Illinois of related-party transactions for the three and six months ended June 30, 2026 and 2025:

				Three Months				Six Months
Agreement	Income Statement Line Item			Ameren Missouri		Ameren Illinois		Ameren Missouri		Ameren Illinois
Ameren Missouri and Ameren Illinois	Operating Revenues	2026		$11	$	(a)		$21	$	(a)
rent and facility services		2025		8		1		15		1
Ameren Illinois interconnection agreement	Operating Revenues	2026		(b)		(a)		(b)		(a)
with Ameren Missouri		2025		(b)		(a)		(b)		(a)
Ameren Missouri and Ameren Illinois miscellaneous	Operating Revenues	2026		$2		$1		$2		$1
support services		2025		(a)		3		(a)		5
Total Operating Revenues		2026		$13		$1		$23		$1
		2025		8		4		15		6
Ameren Missouri and Ameren Illinois	Purchased Power	2026		$3		$1		$5		$2
transmission services from ATXI		2025		2		1		5		1
Ameren Missouri interconnection agreement	Purchased Power	2026		(a)		(b)		(a)		(b)
with Ameren Illinois		2025		(a)		(b)		(a)		(b)
Total Purchased Power		2026		$3		$1		$5		$2
		2025		2		1		5		1
Ameren Missouri and Ameren Illinois	Other Operations and Maintenance	2026	$	(a)	$	(a)	$	(a)	$	(a)
rent and facility services		2025		(a)		2		(a)		3
Ameren Services support services	Other Operations and Maintenance	2026		$48		$46		$96		$90
agreement		2025		44		40		88		80
Total Other Operations and		2026		$48		$46		$96		$76
Maintenance		2025		44		42		88		83
Money pool interest (advances)	(Interest Charges)/Other Income, Net	2026	$	(a)	$	(a)	$	(a)	$	(a)
		2025		(a)		(a)		(a)		(a)
Long-term debt, net - related parties	(Interest Charges)	2026		$(1)	$	(a)		$(2)	$	(a)
		2025		(1)		(a)		(1)		(a)
(a)Amount less than $1 million.
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
Environmental regulations impact the electric utility industry, and compliance obligations could be costly for Ameren Missouri, which operates coal-fired and natural gas-fired energy centers. Compliance obligations under the Clean Air Act stem from a variety of programs including the NSPS, the MATS, emission allowance programs, the CSAPR, and the National Ambient Air Quality Standards, which are subject to periodic review for certain pollutants. Collectively, these regulations cover a variety of pollutants, such as SO2, particulate matter, NOx, mercury, toxic metals and acid gases, and CO2 emissions, although the scope of covered pollutants can change. To the extent our operations impact surface water bodies, including wetlands, the Clean Water Act requires permitting as well as evaluation of the ecological and biological impact of those operations. Implementation of requirements under the Clean Air Act and the Clean Water Act typically occurs through the issuance of permits by state regulators or resource agencies, and capital expenditures associated with compliance could be significant. The management and disposal of coal ash from our coal-fired energy centers must comply with federal regulations known as the CCR Rule issued under the Resource Conservation and Recovery Act and require the closure of surface impoundments at our coal-fired energy centers along with groundwater monitoring requirements and the implementation of corrective measures if necessary. The combined effects of compliance with existing and future environmental regulations and permitting could result in significant capital expenditures, increased operating costs, and the potential for closure or alteration of operations at some of Ameren Missouri’s energy centers. Ameren and Ameren Missouri expect that such compliance costs would be recoverable through rates, subject to MoPSC prudence review, but the timing of costs and their recovery could be subject to regulatory lag.
Additionally, Ameren Missouri’s wind generation facilities may be subject to operating restrictions to limit the impact on protected species. Since 2021, Ameren Missouri’s High Prairie Energy Center has curtailed nighttime operations from April through October to limit impacts on protected species during the critical biological season. Ameren Missouri does not anticipate these nighttime operating curtailments will have a material impact on its results of operations, financial position, or liquidity. In March 2026, Ameren Missouri submitted an application to the United States Fish and Wildlife Service for a new 30-year federal permit to operate the High Prairie Energy Center. Ameren Missouri’s current permit expires in May 2027. Ameren and Ameren Missouri cannot predict when, or if, the permit application will be approved by the United States Fish and Wildlife Service.
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
CO2 Emissions Standards
In 2024, the EPA issued a final rule that sets CO2 emission standards for existing coal-fired and new natural gas-fired power plants based on the emissions expected from adoption of carbon capture technology and/or natural gas co-firing for coal-fired power plants and carbon capture technology for new natural gas-fired power plants. Affected power plants are required to comply with the rule through a phased-in approach or retire. In 2025, the EPA issued a proposed rule to repeal all greenhouse gas emissions standards for fossil fuel-fired power plants, including the 2024 rule. The EPA expects to issue a final rule by the end of 2026. In addition, in February 2026, the EPA issued a final rule to rescind its 2009 Greenhouse Gas Endangerment Finding, which was the basis for implementing greenhouse gas emissions standards. Litigation regarding the rescission of the 2009 Greenhouse Gas Endangerment Finding is ongoing. Ameren and Ameren Missouri are assessing the final rule and, at this time, cannot predict the impacts of the final rule on their results of operations, financial position, and liquidity.

MATS
In February 2026, the EPA issued a final rule repealing a 2024 rule that had revised the MATS and established more stringent standards for emissions of particulate matter and mercury and required the use of continuous emissions monitoring systems. As a result of the repeal, the 2024 rule will not impact Ameren’s and Ameren Missouri’s results of operations, financial position, and liquidity.
NSPS
In January 2026, the EPA issued a final rule that established NOx emission standards for several subcategories of stationary CTs that began construction after mid-December 2024, based on size, utilization, design efficiency, and fuel type. Ameren and Ameren Missouri do not expect the final rule to materially impact their results of operations, financial position, and liquidity.
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
CCR Management
The EPA’s 2015 CCR Rule establishes requirements for the management and disposal of CCR from coal-fired power plants and has resulted in the closure of surface impoundments at Ameren Missouri’s energy centers, with closures of two surface impoundments in process at its retired Meramec Energy Center as a part of the construction of the Castle Bluff Natural Gas Project. Ameren Missouri’s CCR management compliance plan includes installation of groundwater monitoring equipment and groundwater treatment facilities. In 2024, the EPA revised the CCR Rule to include certain active and inactive CCR surface impoundments and disposal units not previously included in the 2015 CCR Rule. Ameren and Ameren Missouri recorded AROs of $57 million associated with CCR storage facilities on their respective balance sheets as of June 30, 2026. This amount includes an immaterial incremental ARO related to the 2024 CCR Rule, which may be revised as additional site studies are performed. In April 2026, the EPA issued a proposed rule that reconsiders aspects of the 2015 and 2024 CCR rules and proposes various amendments and compliance alternatives. Ameren and Ameren Missouri are monitoring the ongoing regulatory developments but, at this time, cannot predict the final impacts of the CCR rules or the EPA’s proposed revisions on their results of operations, financial position, and liquidity.
Remediation
The Ameren Companies are involved in a number of remediation actions to clean up sites impacted by the use or disposal of materials containing hazardous substances. Federal and state laws can require responsible parties to fund remediation regardless of their degree of fault, the legality of original disposal, or the ownership of a disposal site.
As of June 30, 2026, Ameren Illinois has remediated the majority of the 44 former MGP sites in Illinois with an estimated remaining obligation primarily related to three of these former MGP sites at $45 million to $90 million. Ameren and Ameren Illinois recorded a liability of $45 million to represent the estimated minimum obligation for these sites, as no other amount within the range was a better estimate. Ameren and Ameren Illinois cannot estimate the completion dates of the estimated remaining obligation or the scope of any future remediation due to site accessibility, among other things. Considerable uncertainty remains in these estimates because many site-specific factors can influence the actual costs, including unanticipated underground structures, the degree to which groundwater is impacted, regulatory changes, local ordinances, and site accessibility. The actual costs and timing of completion may vary substantially from these estimates.
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

NOTE 10 – CALLAWAY ENERGY CENTER
See Note 9 – Callaway Energy Center under Part II, Item 8, of the Form 10-K for information regarding spent nuclear fuel recovery, recovery of decommissioning costs, and the nuclear decommissioning trust fund. The fair value of the trust fund for Ameren Missouri’s Callaway Energy Center is reported as “Nuclear decommissioning trust fund” in Ameren’s and Ameren Missouri’s balance sheets. This amount is legally restricted and may be used only to fund the costs of nuclear decommissioning. Changes in the fair value of the trust fund are recorded as an increase or decrease to the nuclear decommissioning trust fund, with an offsetting adjustment to the related regulatory liability. Ameren and Ameren Missouri have recorded an ARO for the Callaway Energy Center decommissioning costs at fair value, which represents the present value of estimated future cash outflows. Every three years, the MoPSC requires Ameren Missouri to file an updated cost study and funding analysis for decommissioning its Callaway Energy Center. In May 2025, the MoPSC issued an order approving a non-unanimous stipulation and agreement between Ameren Missouri and the MoPSC staff that reduced annual customer contributions for funding the Callaway Energy Center decommissioning costs to zero, as the trust fund level exceeded the estimated present value of future decommissioning costs as outlined in the non-unanimous stipulation and agreement. This MoPSC order removed Ameren Missouri’s annual funding contribution effective in June 2025. An updated cost study and funding analysis is expected to be filed with the MoPSC in September 2026. See Note 13 – Supplemental Information for more information on Ameren Missouri’s AROs.
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

NOTE 11 – RETIREMENT BENEFITS
The following table presents the components of the net periodic benefit cost (income) incurred for Ameren’s pension and postretirement benefit plans for the three and six months ended June 30, 2026 and 2025:

	Pension Benefits				Postretirement Benefits
	Three Months		Six Months		Three Months		Six Months
	2026	2025	2026	2025	2026	2025	2026	2025
Service cost(a)	$20	$20	$40	$41	$3	$3	$5	$5
Non-service cost components:
Interest cost	57	59	113	117	12	11	23	22
Expected return on plan assets(b)	(68)	(75)	(134)	(151)	(24)	(24)	(47)	(47)
Amortization of:(b)
Prior service cost (credit)	—	—	—	—	(1)	(1)	(2)	(2)
Actuarial (gain) loss	3	(7)	5	(17)	(8)	(9)	(16)	(18)
Total non-service cost components(c)	$(8)	$(23)	$(16)	$(51)	$(21)	$(23)	$(42)	$(45)
Net periodic benefit cost (income)(d)	$12	$(3)	$24	$(10)	$(18)	$(20)	$(37)	$(40)
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
Ameren Missouri and Ameren Illinois are responsible for their respective share of Ameren’s pension and other postretirement costs. The following table presents the respective share of net periodic pension and other postretirement benefit costs (income) incurred for the three and six months ended June 30, 2026 and 2025:

	Pension Benefits				Postretirement Benefits
	Three Months		Six Months		Three Months		Six Months
	2026	2025	2026	2025	2026	2025	2026	2025
Ameren Missouri(a)	$6	$(3)	$11	$(7)	$(5)	$(7)	$(11)	$(14)
Ameren Illinois	6	(b)	12	(2)	(13)	(13)	(26)	(26)
Other	(b)	(b)	1	(1)	(b)	(b)	(b)	(b)
Ameren(a)	$12	$(3)	$24	$(10)	$(18)	$(20)	$(37)	$(40)
(a)Does not include the impact of the tracker for the difference between the level of pension and postretirement benefit costs (income) incurred by Ameren Missouri under GAAP and the level of such costs included in customer rates.
(b)Amount less than $1 million.

NOTE 12 – INCOME TAXES
The following table presents the principal reasons for the difference between the effective income tax expense and rate and the federal statutory corporate income tax expense and rate for the three and six months ended June 30, 2026 and 2025:

	Three Months		Three Months		Six Months		Six Months
	2026		2025		2026		2025
	Amount	Effective Tax Rate	Amount	Effective Tax Rate	Amount	Effective Tax Rate	Amount	Effective Tax Rate
Ameren
Federal statutory corporate income tax expense and rate	$77	21%	$67	21%	$165	21%	$139	21%
State and local taxes, net of federal income tax(a)	20	5	20	5	41	5	40	5
Tax credits
Renewable energy tax credits(b)	(18)	(5)	(16)	(4)	(33)	(4)	(28)	(4)
Other	—	—	(3)	(1)	(3)	—	(5)	(1)
Nontaxable or nondeductible items	(3)	(1)	(1)	—	(4)	(1)	(2)	—
Other adjustments
Amortization of excess deferred income taxes(c)	(18)	(5)	(23)	(7)	(42)	(5)	(47)	(7)
Depreciation differences	(6)	(1)	(1)	(1)	(12)	(2)	(4)	—
Effective income tax expense and rate	$52	14%	$43	13%	$112	14%	$93	14%
Ameren Missouri
Federal statutory corporate income tax expense and rate	$33	21%	$33	21%	$50	21%	$43	21%
State and local taxes, net of federal income tax(a)	4	3	4	3	6	3	6	3
Tax credits
Renewable energy tax credits(b)	(16)	(10)	(10)	(7)	(21)	(9)	(13)	(7)
Other	—	—	(3)	(1)	(2)	(1)	(4)	(1)
Other adjustments
Amortization of excess deferred income taxes(c)	(16)	(10)	(16)	(10)	(24)	(10)	(19)	(10)
Depreciation differences	(4)	(3)	(1)	(1)	(5)	(2)	(2)	—
Effective income tax expense and rate	$1	1%	$7	5%	$4	2%	11	6%
Ameren Illinois
Federal statutory corporate income tax expense and rate	$42	21%	$37	21%	$115	21%	$103	21%
State and local taxes, net of federal income tax(a)	16	7	12	7	42	7	36	7
Nontaxable or nondeductible items	(1)	—	—	—	(1)	—	—	—
Other adjustments
Amortization of excess deferred income taxes(c)	(2)	(1)	(7)	(4)	(7)	(1)	(18)	(4)
Depreciation differences	(2)	(1)	(1)	(1)	(5)	(1)	(4)	—
Effective income tax expense and rate	$53	26%	$41	23%	$144	26%	$117	24%
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
NOTE 13 – SUPPLEMENTAL INFORMATION
Cash, Cash Equivalents, and Restricted Cash
The following table provides a reconciliation of cash, cash equivalents, and restricted cash reported within the balance sheets and the statements of cash flows at June 30, 2026, and December 31, 2025:

	June 30, 2026			December 31, 2025
	Ameren	Ameren Missouri	Ameren Illinois	Ameren	Ameren Missouri	Ameren Illinois
“Cash and cash equivalents”	$12	$—	$7	$13	$6	$3
Restricted cash included in “Other current assets”	45	35	6	63	54	5
Restricted cash included in “Other assets”	402	—	402	336	—	336
Restricted cash included in “Nuclear decommissioning trust fund”	11	11	—	8	8	—
Total cash, cash equivalents, and restricted cash	$470	$46	$415	$420	$68	$344

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
Accounts Receivable
“Accounts receivable – trade” on Ameren’s and Ameren Illinois’ balance sheets include certain receivables purchased at a discount from alternative retail electric suppliers that elect to participate in the utility consolidated billing program. At June 30, 2026, and December 31, 2025, “Other current liabilities” on Ameren’s and Ameren Illinois’ balance sheets included payables for purchased receivables of $46 million and $47 million, respectively.
The following table provides a reconciliation of the beginning and ending amount of the allowance for doubtful accounts for the three and six months ended June 30, 2026 and 2025:

	Three Months		Six Months
	2026	2025	2026	2025
Ameren:
Beginning of period	$41	$41	$39	$30
Bad debt expense	11	3	21	19
Charged to other accounts(a)	2	2	3	3
Net write-offs	(9)	(7)	(18)	(13)
End of period	$45	$39	$45	$39
Ameren Missouri:
Beginning of period	$15	$12	$17	$12
Bad debt expense	4	2	6	4
Net write-offs	(2)	(2)	(6)	(4)
End of period	$17	$12	$17	$12
Ameren Illinois:(b)
Beginning of period	$26	$29	$22	$18
Bad debt expense	7	1	15	15
Charged to other accounts(a)	2	2	3	3
Net write-offs	(7)	(5)	(12)	(9)
End of period	$28	$27	$28	$27
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
Supplemental Cash Flow Information
The following table provides noncash financing and investing activity excluded from the statements of cash flows for the six months ended June 30, 2026 and 2025:

	June 30, 2026					June 30, 2025
	Ameren		Ameren Missouri		Ameren Illinois	Ameren	Ameren Missouri	Ameren Illinois
Investing:
Accrued capital expenditures, including nuclear fuel expenditures	$677	(a)	$468	(a)	$187	$453	$284	$162
Net realized and unrealized gain – nuclear decommissioning trust fund	93		93		—	57	57	—
Financing:
Issuance of common stock for stock-based compensation	$25		$—		$—	$25	$—	$—
Issuance of common stock under the DRPlus	7		—		—	7	—	—
(a)Includes amounts associated with the February 2026 acquisition of the Split Rail Solar Project with payment contingent upon completion of the project. The final Split Rail payment was made in July 2026.

Asset Retirement Obligations
The following table provides a reconciliation of the beginning and ending carrying amount of AROs for the six months ended June 30, 2026:

	Ameren Missouri		Ameren Illinois		Ameren
Balance at December 31, 2025	$849	(a)	$5	(b)	$854	(a)
Liabilities incurred	7		—		7
Liabilities settled	(2)		(c)		(2)
Accretion	19	(d)	(c)		19	(d)
Balance at June 30, 2026	$873	(a)	$5	(b)	$878	(a)
(a)Balance included $5 million in “Other current liabilities” on the balance sheet as of both June 30, 2026, and December 31, 2025.
(b)Included in “Other deferred credits and liabilities” on the balance sheet.
(c)Amount less than $1 million.
(d)Accretion expense attributable to Ameren Missouri was recorded as a decrease to regulatory liabilities.
Deferred Compensation
At June 30, 2026, and December 31, 2025, the present value of benefits to be paid for deferred compensation obligations was $80 million and $79 million, respectively, which was primarily reflected in “Other deferred credits and liabilities” on Ameren’s consolidated balance sheet.
Operating Revenues
As of June 30, 2026 and 2025, our remaining performance obligations for contracts with a term greater than one year were immaterial. The Ameren Companies elected not to disclose the aggregate amount of the transaction price allocated to the performance obligations that are unsatisfied as of the end of the reporting period for contracts with an initial expected term of one year or less. See Note 14 – Segment Information for disaggregated revenue information.
Excise Taxes
Ameren Missouri and Ameren Illinois collect from their customers excise taxes, including municipal and state excise taxes and gross receipts taxes that are levied on the sale or distribution of natural gas and electricity. The following table presents the excise taxes recorded on a gross basis in “Operating Revenues – Electric,” “Operating Revenues – Natural gas” and “Operating Expenses – Taxes other than income taxes” on the statements of income for the three and six months ended June 30, 2026 and 2025:

	Three Months		Six Months
	2026	2025	2026	2025
Ameren Missouri	$47	$43	$87	$81
Ameren Illinois	32	31	77	74
Ameren	$79	$74	$164	$155
Earnings per Share
The following table reconciles the basic weighted-average number of common shares outstanding to the diluted weighted-average number of common shares outstanding for the three and six months ended June 30, 2026 and 2025:

	Three Months		Six Months
	2026	2025	2026	2025
Weighted-average Common Shares Outstanding – Basic	276.8	270.3	276.6	270.1
Assumed settlement of performance share units and restricted stock units	0.8	0.8	1.0	0.9
Dilutive effect of forward sale agreements	1.1	0.5	1.0	0.5
Weighted-average Common Shares Outstanding – Diluted(a)	278.7	271.6	278.6	271.5
(a)There was an immaterial number of anti-dilutive performance share units excluded from the earnings per diluted share calculations for the three and six months ended June 30, 2026 and 2025. Outstanding forward sale agreements as of June 30, 2026 and 2025 that were anti-dilutive for the three and six months ended June 30, 2026 and 2025 were excluded from the earnings per diluted share calculation as calculated using the treasury stock method. For additional information about the outstanding forward sale agreements, see Note 4 – Long-term Debt and Equity Financings.

NOTE 14 – SEGMENT INFORMATION
The following tables present revenues, specified items reflected in net income attributable to common shareholders, and capital expenditures by segment at Ameren and Ameren Illinois for the three and six months ended June 30, 2026 and 2025. Ameren, Ameren Missouri, and Ameren Illinois management review segment capital expenditure information rather than any individual or total asset amount. For additional information about our segments, see Note 16 – Segment Information under Part II, Item 8, of the Form 10-K.
Ameren

	Reportable Segments
	Ameren Missouri	Ameren Illinois Electric Distribution	Ameren Illinois Natural Gas	Ameren Transmission		Other	Intersegment Eliminations	Ameren
Three Months 2026:
External revenues	$1,111	$629	$176	$176		$—	$—	$2,092
Intersegment revenues	13	—	—	53		—	(66)	—
Revenue	1,124	629	176	229		—	(66)	2,092
Fuel and purchased power(a)	(318)	(238)	—	—		—	49	(507)
Natural gas purchased for resale(a)	(7)	—	(32)	—		—	—	(39)
Other operations and maintenance expenses(a)	(282)	(165)	(67)	(21)		(3)	17	(521)
Other segment items
Depreciation and amortization	(234)	(98)	(33)	(52)		(3)	—	(420)
Taxes other than income taxes	(101)	(21)	(17)	(3)		(4)	—	(146)
Other income (expense), net	60	18	4	6		33	(3)	118
Interest charges	(83)	(28)	(17)	(32)		(52)	3	(209)
Income taxes (benefit)	(1)	(26)	(5)	(31)		11	—	(52)
Noncontrolling interests – preferred stock dividends	(1)	(1)	—	—		—	—	(2)
Net income (loss) attributable to Ameren common shareholders	$157	$70	$9	$96		$(18)	$—	$314

Interest income	$2	$5	$—	$—		$3	$(3)	$7
Capital expenditures	680	180	58	166		2	(7)	1,079
Three Months 2025:
External revenues	$1,332	$570	$158	$161		$—	$—	$2,221
Intersegment revenues	8	3	—	47		—	(58)	—
Revenue	1,340	573	158	208		—	(58)	2,221
Fuel and purchased power(a)	(614)	(223)	—	—		—	43	(794)
Natural gas purchased for resale(a)	(9)	—	(30)	—		—	—	(39)
Other operations and maintenance expenses(a)	(238)	(156)	(55)	(18)		(8)	15	(460)
Other segment items
Depreciation and amortization	(209)	(93)	(33)	(49)		(2)	—	(386)
Taxes other than income taxes	(89)	(20)	(16)	(3)		(3)	—	(131)
Other income (expense), net	47	23	5	10		12	(1)	96
Interest charges	(70)	(26)	(16)	(29)		(47)	1	(187)
Income taxes (benefit)	(7)	(13)	(3)	(33)		13	—	(43)
Noncontrolling interests – preferred stock dividends	(1)	(1)	—	—		—	—	(2)
Net income (loss) attributable to Ameren common shareholders	$150	$64	$10	$86	(b)	$(35)	$—	$275

Interest income	$2	$8	$—	$—		$1	$(1)	$10
Capital expenditures	667	153	88	158		3	(3)	1,066

	Reportable Segments
	Ameren Missouri	Ameren Illinois Electric Distribution	Ameren Illinois Natural Gas	Ameren Transmission		Other	Intersegment Eliminations	Ameren
Six Months 2026:
External revenues	$2,031	$1,272	$612	$353		$—	$—	$4,268
Intersegment revenues	23	—	—	103		—	(126)	—
Revenue	2,054	1,272	612	456		—	(126)	4,268
Fuel and purchased power(a)	(532)	(504)	—	—		—	96	(940)
Natural gas purchased for resale(a)	(41)	—	(169)	—		—	—	(210)
Other operations and maintenance expenses(a)	(546)	(325)	(124)	(40)		(7)	30	(1,012)
Other segment items
Depreciation and amortization	(448)	(194)	(67)	(105)		(4)	—	(818)
Taxes other than income taxes	(196)	(43)	(46)	(5)		(7)	—	(297)
Other income (expense), net	113	37	7	13		42	(4)	208
Interest charges	(165)	(56)	(33)	(62)		(101)	4	(413)
Income (taxes) benefit	(4)	(50)	(49)	(63)		54	—	(112)
Noncontrolling interests – preferred stock dividends	(2)	(1)	—	—		—	—	(3)
Net income (loss) attributable to Ameren common shareholders	$233	$136	$131	$194		$(23)	$—	$671

Interest income	$5	$11	$—	$—		$4	$(4)	$16
Capital expenditures	1,771	376	130	370		3	3	2,653
Six Months 2025:
External revenues	$2,282	$1,140	$569	$327		$—	$—	$4,318
Intersegment revenues	15	5	—	91		—	(111)	—
Revenue	2,297	1,145	569	418		—	(111)	4,318
Fuel and purchased power(a)	(944)	(435)	—	—		—	83	(1,296)
Natural gas purchased for resale(a)	(39)	—	(169)	—		—	—	(208)
Other operations and maintenance expenses(a)	(488)	(322)	(110)	(37)		(16)	28	(945)
Other segment items
Depreciation and amortization	(403)	(184)	(65)	(97)		(4)	—	(753)
Taxes other than income taxes	(178)	(41)	(45)	(4)		(7)	—	(275)
Other income (expense), net	90	46	10	17		20	(2)	181
Interest charges	(130)	(52)	(31)	(58)		(93)	2	(362)
Income (taxes) benefit	(11)	(29)	(41)	(64)		52	—	(93)
Noncontrolling interests – preferred stock dividends	(2)	(1)	—	—		—	—	(3)
Net income (loss) attributable to Ameren common shareholders	$192	$127	$118	$175	(b)	$(48)	$—	$564

Interest income	$4	$16	$—	$1		$2	$(2)	$21
Capital expenditures	1,325	320	147	331		5	2	2,130
(a)Significant segment expense that is regularly provided to the CODMs. Intersegment expenses are included within the amounts shown.
(b)Ameren Transmission earnings reflect an allocation of financing costs from Ameren (parent)

Ameren Illinois

	Reportable Segments
	Ameren Illinois Electric Distribution	Ameren Illinois Natural Gas	Ameren Illinois Transmission	Intersegment Eliminations	Ameren Illinois
Three Months 2026:
External revenues	$629	$176	$123	$—	$928
Intersegment revenues	—	—	45	(45)	—
Revenue	629	176	168	(45)	928
Purchased power(a)	(238)	—	—	45	(193)
Natural gas purchased for resale(a)	—	(32)	—	—	(32)
Other operations and maintenance expenses(a)	(165)	(67)	(16)	—	(248)
Other segment items
Depreciation and amortization	(98)	(33)	(41)	—	(172)
Taxes other than income taxes	(21)	(17)	(1)	—	(39)
Other income, net	18	4	4	—	26
Interest charges	(28)	(17)	(24)	—	(69)
Income taxes	(26)	(5)	(22)	—	(53)
Noncontrolling interests – preferred stock dividends	(1)	—	—	—	(1)
Net income available to common shareholder	70	9	68	—	147

Interest income	5	—	—	—	5
Capital expenditures	180	58	80	—	318
Three Months 2025:
External revenues	$573	$158	$112	$—	$843
Intersegment revenues	—	—	40	(40)	—
Revenue	573	158	152	(40)	843
Purchased power(a)	(223)	—	—	40	(183)
Natural gas purchased for resale(a)	—	(30)	—	—	(30)
Other operations and maintenance expenses(a)	(156)	(55)	(14)	—	(225)
Other segment items
Depreciation and amortization	(93)	(33)	(37)	—	(163)
Taxes other than income taxes	(20)	(16)	(1)	—	(37)
Other income, net	23	5	9	—	37
Interest charges	(26)	(16)	(21)	—	(63)
Income taxes	(13)	(3)	(25)	—	(41)
Noncontrolling interests – preferred stock dividends	(1)	—	—	—	(1)
Net income available to common shareholder	64	10	63	—	137

Interest income	8	—	—	—	8
Capital expenditures	153	88	138	—	379

	Reportable Segments
	Ameren Illinois Electric Distribution	Ameren Illinois Natural Gas	Ameren Illinois Transmission	Intersegment Eliminations	Ameren Illinois
Six Months 2026:
External revenues	$1,272	$612	$243	$—	$2,127
Intersegment revenues	—	—	89	(89)	—
Revenue	1,272	612	332	(89)	2,127
Purchased power(a)	(504)	—	—	89	(415)
Natural gas purchased for resale(a)	—	(169)	—	—	(169)
Other operations and maintenance expenses(a)	(325)	(124)	(31)	—	(480)
Other segment items
Depreciation and amortization	(194)	(67)	(81)	—	(342)
Taxes other than income taxes	(43)	(46)	(2)	—	(91)
Other income, net	37	7	11	—	55
Interest charges	(56)	(33)	(48)	—	(137)
Income taxes	(50)	(49)	(45)	—	(144)
Noncontrolling interests – preferred stock dividends	(1)	—	—	—	(1)
Net income available to common shareholder	$136	$131	$136	$—	$403

Interest income	$11	$—	$—	$—	$11
Capital expenditures	376	130	200	—	706
Six Months 2025:
External revenues	$1,145	$569	$229	$—	$1,943
Intersegment revenues	—	—	77	(77)	—
Revenue	1,145	569	306	(77)	1,943
Purchased power(a)	(435)	—	—	77	(358)
Natural gas purchased for resale(a)	—	(169)	—	—	(169)
Other operations and maintenance expenses(a)	(322)	(110)	(29)	—	(461)
Other segment items
Depreciation and amortization	(184)	(65)	(73)	—	(322)
Taxes other than income taxes	(41)	(45)	(2)	—	(88)
Other income, net	46	10	15	—	71
Interest charges	(52)	(31)	(42)	—	(125)
Income taxes	(29)	(41)	(47)	—	(117)
Noncontrolling interests – preferred stock dividends	(1)	—	—	—	(1)
Net income available to common shareholder	$127	$118	$128	$—	$373

Interest income	$16	$—	$1	$—	$17
Capital expenditures	320	147	275	—	742
(a)Significant segment expense that is regularly provided to the CODMs. Intersegment expenses are included within the amounts shown.

The following tables present disaggregated revenues by segment at Ameren and Ameren Illinois for the three and six months ended June 30, 2026 and 2025. Economic factors affect the nature, timing, amount, and uncertainty of revenues and cash flows in a similar manner across customer classes. Revenues from alternative revenue programs have a similar distribution among customer classes as revenues from contracts with customers. Other revenues not associated with contracts with customers are presented in the Other customer classification, along with electric transmission, off-system sales, and capacity revenues.
Ameren

	Ameren Missouri	Ameren Illinois Electric Distribution		Ameren Illinois Natural Gas	Ameren Transmission	Intersegment Eliminations	Ameren
Three Months 2026:
Residential	$426	$350		$—	$—	$—	$776
Commercial	381	198		—	—	—	579
Industrial	94	52		—	—	—	146
Other	193	29	(a)	—	229	(65)	386
Total electric revenues	$1,094	$629		$—	$229	$(65)	$1,887
Residential	$16	$—		$113	$—	$—	$129
Commercial	7	—		29	—	—	36
Industrial	1	—		2	—	—	3
Other	6	—		32	—	(1)	37
Total natural gas revenues	$30	$—		$176	$—	$(1)	$205
Total revenues(b)	$1,124	$629		$176	$229	$(66)	$2,092
Three Months 2025:
Residential	$405	$321		$—	$—	$—	$726
Commercial	344	181		—	—	—	525
Industrial	84	48		—	—	—	132
Other	482	23	(a)	—	208	(58)	655
Total electric revenues	$1,315	$573		$—	$208	$(58)	$2,038
Residential	$13	$—		$107	$—	$—	$120
Commercial	5	—		28	—	—	33
Industrial	1	—		3	—	—	4
Other	6	—		20	—	—	26
Total natural gas revenues	$25	$—		$158	$—	$—	$183
Total revenues(b)	$1,340	$573		$158	$208	$(58)	$2,221
Six Months 2026:
Residential	$825	$699		$—	$—	$—	$1,524
Commercial	683	393		—	—	—	1,076
Industrial	166	107		—	—	—	273
Other	271	73	(a)	—	456	(125)	675
Total electric revenues	$1,945	$1,272		$—	$456	$(125)	$3,548
Residential	$64	$—		$425	$—	$—	$489
Commercial	27	—		115	—	—	142
Industrial	3	—		8	—	—	11
Other	15	—		64	—	(1)	78
Total natural gas revenues	$109	$—		$612	$—	$(1)	$720
Total revenues(b)	$2,054	$1,272		$612	$456	$(126)	$4,268

	Ameren Missouri	Ameren Illinois Electric Distribution		Ameren Illinois Natural Gas	Ameren Transmission	Intersegment Eliminations	Ameren
Six Months 2025:
Residential	$781	$663		$—	$—	$—	$1,444
Commercial	617	361		—	—	—	978
Industrial	150	98		—	—	—	248
Other	660	23	(a)	—	418	(111)	990
Total electric revenues	$2,208	$1,145		$—	$418	$(111)	$3,660
Residential	$56	$—		$416	$—	$—	$472
Commercial	24	—		105	—	—	129
Industrial	3	—		7	—	—	10
Other	6	—		41	—	—	47
Total natural gas revenues	$89	$—		$569	$—	$—	$658
Total revenues(b)	$2,297	$1,145		$569	$418	$(111)	$4,318
(a)Includes over-recoveries of various riders.
(b)The following table presents increases/(decreases) in revenues from alternative revenue programs and other revenues not from contracts with customers for the three and six months ended June 30, 2026 and 2025:

	Ameren Missouri	Ameren Illinois Electric Distribution	Ameren Illinois Natural Gas	Ameren Transmission	Intersegment Eliminations	Ameren
Three Months 2026:
Revenues from alternative revenue programs	$—	$26	$10	$(3)	$—	$33
Other revenues not from contracts with customers	2	2	1	—	(2)	3
Three Months 2025:
Revenues from alternative revenue programs	$1	$(8)	$1	$(8)	$—	$(14)
Other revenues not from contracts with customers	2	5	1	—	(4)	4
Six Months 2026:
Revenues from alternative revenue programs	$(3)	$72	$27	$(7)	$—	$89
Other revenues not from contracts with customers	4	5	2	—	(2)	9
Six Months 2025:
Revenues from alternative revenue programs	$(4)	$13	$4	$(9)	$—	$4
Other revenues not from contracts with customers	3	8	2	—	(4)	9

Ameren Illinois

	Ameren Illinois Electric Distribution		Ameren Illinois Natural Gas	Ameren Illinois Transmission	Intersegment Eliminations	Ameren Illinois
Three Months 2026:
Residential	$350		$113	$—	$—	$463
Commercial	198		29	—	—	227
Industrial	52		2	—	—	54
Other	29	(a)	32	168	(45)	184
Total revenues(b)	$629		$176	$168	$(45)	$928
Three Months 2025:
Residential	$321		$107	$—	$—	$428
Commercial	181		28	—	—	209
Industrial	48		3	—	—	51
Other	23	(a)	20	152	(40)	155
Total revenues(b)	$573		$158	$152	$(40)	$843
Six Months 2026:
Residential	$699		$425	$—	$—	$1,124
Commercial	393		115	—	—	508
Industrial	107		8	—	—	115
Other	73	(a)	64	332	(89)	380
Total revenues(b)	$1,272		$612	$332	$(89)	$2,127
Six Months 2025:
Residential	$663		$416	$—	$—	$1,079
Commercial	361		105	—	—	466
Industrial	98		7	—	—	105
Other	23	(a)	41	306	(77)	293
Total revenues(b)	$1,145		$569	$306	$(77)	$1,943
(a)Includes over-recoveries of various riders.
(b)The following table presents increases/(decreases) in revenues from alternative revenue programs and other revenues not from contracts with customers for the Ameren Illinois segments for the three and six months ended June 30, 2026 and 2025:

	Ameren Illinois Electric Distribution	Ameren Illinois Natural Gas	Ameren Illinois Transmission	Ameren Illinois
Three Months 2026:
Revenues from alternative revenue programs	$26	$10	$(3)	$33
Other revenues not from contracts with customers	2	1	—	3
Three Months 2025:
Revenues from alternative revenue programs	$(8)	$1	$(7)	$(14)
Other revenues not from contracts with customers	5	1	—	6
Six Months 2026:
Revenues from alternative revenue programs	$72	$27	$(6)	$93
Other revenues not from contracts with customers	5	2	—	7
Six Months 2025:
Revenues from alternative revenue programs	$13	$4	$(8)	$9
Other revenues not from contracts with customers	8	2	—	10

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
OVERVIEW
Net income attributable to Ameren common shareholders in the three months ended June 30, 2026, was $314 million, or $1.13 per diluted share, compared with $275 million, or $1.01 per diluted share, in the year-ago period. Net income attributable to Ameren common shareholders in the six months ended June 30, 2026, was $671 million, or $2.41 per diluted share, compared with $564 million, or $2.08 per diluted share, in the year-ago period. Net income was favorably affected for the three and six months ended June 30, 2026, by increased infrastructure investments across all segments, including infrastructure reflected in electric and natural gas service rates at Ameren Missouri, effective June 1, 2025 and September 1, 2025, respectively, and natural gas rates at Ameren Illinois, effective December 2, 2025. Net income was unfavorably affected for the three and six months ended June 30, 2026, by increased other operations and maintenance expenses at Ameren Missouri not subject to riders or trackers, largely due to higher energy center maintenance expense and an increase in vegetation management expenses, among other items.
Ameren’s strategic plan includes investing in rate-regulated energy infrastructure, enhancing regulatory frameworks and energy policies, and optimizing performance to deliver safe, reliable, affordable energy for our customers and communities. Ameren remains focused on disciplined cost management and strategic capital allocation. Ameren invested $2.7 billion in its rate-regulated businesses in the six months ended June 30, 2026.
In June 2026, Ameren Missouri filed a request with the MoPSC seeking approval to increase its annual revenues for electric service by $343 million. The electric rate request is based on a 10.25% return on common equity, a capital structure composed of 52% common equity, a rate base of $16.7 billion, and a test year ended March 31, 2026, with certain pro-forma adjustments expected through an anticipated true-up date of December 31, 2026. The MoPSC proceeding relating to the proposed electric service rate changes will take place over a period of up to 11 months, with a decision by the MoPSC expected by May 2027 and new rates effective by June 2027.
In February 2026, the MoPSC issued an order approving a nonunanimous stipulation and agreement related to a requested CCN for the Big Hollow Natural Gas (800-MW facility) and the Big Hollow Battery Energy Storage (400-MW facility) projects. Also in February 2026, Ameren Missouri acquired the Split Rail Solar Project for approximately $0.6 billion and placed it in-service in June 2026. In May 2026, the MoPSC issued an order approving a nonunanimous stipulation and agreement related to a requested CCN for the Reform Solar Project (250-MW facility). Also in May 2026, Ameren Missouri filed for a CCN to construct the Millcreek (250-MW facility), Huck Finn (200-MW facility), and Castle Bluff (95-MW facility) battery energy storage projects and acquire, after construction, the Ringer (225-MW facility) and Tom Sawyer (175-MW facility) solar projects. In July 2026, Ameren Missouri filed for a CCN to construct the West Alton Natural Gas Project (2,100-MW facility).

In 2026, Ameren Missouri executed electric service agreements with large load customers under its modified large primary service tariff that was approved in 2025, representing 2.8 gigawatts of demand that is expected to begin materializing in the second half of 2027 and to reach full capacity by the end of 2029. Ameren and Ameren Missouri do not expect a material impact to their results of operations, financial position, or liquidity in 2026 related to these agreements.
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
In December 2024, the ICC issued an order in connection with a revised Grid Plan and a revised MYRP filed by Ameren Illinois in March 2024, approving revenue requirements for electric distribution services for 2024 through 2027 of $1,206 million, $1,287 million, $1,367 million, and $1,421 million, respectively. Rate changes consistent with the December 2024 order became effective in December 2024. In May 2026, the Illinois Appellate Court for the Fifth Judicial District upheld the ICC’s December 2024 order and orders issued by the ICC in June 2024 and December 2023 following appeals by Ameren Illinois.
In December 2025, the ICC issued an order approving Ameren Illinois’ 2024 electric distribution service revenue requirement reconciliation adjustment filing. In March 2026, Ameren Illinois filed an appeal of the December 2025 order with the Illinois Appellate Court for the Fifth Judicial District and withdrew the appeal in July 2026 as a result of the appellate court decision in the MYRP proceeding discussed above.
In April 2026, Ameren Illinois filed a reconciliation adjustment to its 2025 electric distribution service revenue requirement with the ICC. In June 2026, the ICC staff filed its calculation of the reconciliation adjustment, recommending recovery of $31 million. In July 2026, Ameren Illinois filed a revised reconciliation adjustment consistent with the ICC staff's recommendation. The adjustment reflects Ameren Illinois’ actual 2025 recoverable costs, 2025 year-end rate base and a capital structure composed of 50% common equity. An ICC decision is required by December 2026, and any approved adjustment would be collected from customers in 2027.
In May 2026, Ameren Illinois filed an electric energy efficiency plan with the ICC, which includes annual investments in electric energy-efficiency programs up to $192 million, $239 million, and $276 million for 2027, 2028, and 2029, respectively. The ICC has the ability to reduce the amount of electric energy-efficiency savings goals in future program years if there are insufficient cost-effective programs available, which could reduce Ameren Illinois’ investments in electric energy-efficiency programs. A decision by the ICC in this proceeding is expected by November 2026.
In November 2025, the ICC issued an order in Ameren Illinois’ January 2025 natural gas delivery service regulatory rate review, which resulted in an increase to Ameren Illinois’ annual revenues for natural gas delivery service of $79 million based on a 9.60% ROE, a capital structure composed of 50% common equity, a 2026 future test year, and a rate base of $3.2 billion. The order reflected a reduction of $75 million of planned distribution and transmission capital investments included in Ameren Illinois’ future test year request. The new rates became effective in December 2025. In January 2026, Ameren Illinois filed an appeal of the ICC’s November 2025 order to the Illinois Appellate Court for the Fifth Judicial District. The appeal challenged the inclusion of the non-service cost component of the net periodic benefit income related to other postretirement benefits in the annual revenue requirement and the $75 million reduction of planned capital investments, among other things. The court is under no deadline to address the appeal.
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
Earnings Summary
The following table presents a summary of Ameren’s earnings for the three and six months ended June 30, 2026 and 2025:

	Three Months		Six Months
	2026	2025	2026	2025
Net income attributable to Ameren common shareholders	$314	$275	$671	$564
Earnings per common share – diluted	1.13	1.01	2.41	2.08
Net income attributable to Ameren common shareholders increased $39 million and earnings per diluted share increased 12 cents in the three months ended June 30, 2026, compared with the year-ago period. The increase was due to net income increases of $10 million,$7 million, and $6 million at Ameren Transmission, Ameren Missouri, and Ameren Illinois Electric Distribution, respectively. The above increases were partially offset by a $1 million reduction in net income at Ameren Illinois Natural Gas. Net income was further impacted by a decrease in net loss of $17 million for activity not reported as part of a segment, primarily at Ameren (parent).
Net income attributable to Ameren common shareholders increased $107 million and earnings per diluted share increased 33 cents in the six months ended June 30, 2026, compared with the year-ago period. The increase was due to net income increases of $41 million, $19 million, $13 million, and $9 million, at Ameren Missouri, Ameren Transmission, Ameren Illinois Natural Gas, and Ameren Illinois Electric Distribution, respectively. Net income was further impacted by a decrease in net loss of $25 million for activity not reported as part of a segment, primarily at Ameren (parent).
Earnings per diluted share were favorably affected in the three and six months ended June 30, 2026, compared to the year-ago periods (except where a specific period is referenced), by:
•a higher allowance for equity funds used during construction and increased base rate revenues at Ameren Missouri for the inclusion of previously deferred interest charges under PISA pursuant to the April 2025 MoPSC electric rate order, partially offset by lower interest deferrals associated with the PISA (8 cents and 15 cents per share, respectively);
•increased base rate revenues at Ameren Missouri, pursuant to the April 2025 MoPSC electric rate order, effective June 1, 2025, partially offset by higher depreciation and amortization and interest expenses in base rates (4 cents and 12 cents per share, respectively);
•an increase in earnings from our equity method investments, primarily related to advance innovative energy technologies in 2026 compared with a net loss on those investments in 2025 (8 cents and 9 cents per share, respectively);
•equity return on increased rate base investments at Ameren Transmission and Ameren Illinois Electric Distribution (5 cents and 9 cents per share);
•increased base rate revenues at Ameren Illinois Natural Gas, pursuant to the November 2025 ICC natural gas rate order, effective December 2, 2025, partially offset by increased operations and maintenance, depreciation and amortization, and interest expenses included in base rates (6 cents per share in the six months ended June 30, 2026);
•higher revenue at Ameren Missouri resulting from the absence in 2026 of a deferral associated with the Rush Island Energy Center (1 cent and 4 cents per share, respectively);
•increased base rate revenues at Ameren Missouri’s natural gas business, pursuant to the July 2025 MoPSC natural gas rate order, effective September 1, 2025, partially offset by higher depreciation and amortization expenses included in base rates (1 cent and 4 cents per share, respectively); and
•decreased income tax expense not subject to formula rates or riders, primarily due to increased tax benefits from higher allowance for equity funds used during construction and stock-based compensation costs (3 cents per share in the six months ended June 30, 2026).
Earnings per diluted share were unfavorably affected in the three and six months ended June 30, 2026, compared to the year-ago periods by:
•increased other operations and maintenance expenses at Ameren Missouri not subject to riders or trackers, largely due to increased reliability measures at the Labadie and Sioux energy centers and an increase in transmission and distribution vegetation management expenses, partially offset by a decrease in storm-related costs compared to the year-ago period (11 cents and 14 cents per share, respectively);
•increased weighted-average basic common shares outstanding resulting from issuances of common shares (3 cents and 6 cents per share, respectively);
•decreased retail electric sales volumes at Ameren Missouri, excluding customer energy-efficiency programs, primarily due to milder temperatures in the first half of 2026 (estimated at 1 cent and 6 cents per share, respectively); and
•increased financing costs primarily at Ameren Missouri and Ameren (Parent), largely due to higher rates on higher long-term debt balances (2 cents and 4 cents, respectively).
The cents per share variances above are presented based on the weighted-average basic common shares outstanding in the three and six months ended June 30, 2025, and do not reflect the impact of dilution on earnings per share, unless otherwise noted. The amounts above other than variances related to income taxes have been presented net of income taxes using Ameren’s 2026 blended federal and state statutory tax rate of 26%. For additional details regarding the Ameren Companies’ results of operations, including explanations of Operating Revenues for both Electric Revenues and Natural Gas Revenues; Fuel and Purchased Power Expenses; Other Operations and Maintenance Expenses; Depreciation and Amortization Expenses; Taxes Other Than Income Taxes; Other Income, Net; Interest Charges; and Income Taxes, see the major headings below.
Below is Ameren’s table of income statement components by segment for the three and six months ended June 30, 2026 and 2025:

	Ameren Missouri	Ameren Illinois Electric Distribution	Ameren Illinois Natural Gas	Ameren Transmission	Other / Intersegment Eliminations	Ameren
Three Months 2026:
Electric revenues	$1,094	$629	$—	$229	$(65)	$1,887
Natural gas revenues	30	—	176	—	(1)	205
Fuel and purchased power	(318)	(238)	—	—	49	(507)
Natural gas purchased for resale	(7)	—	(32)	—	—	(39)
Other operations and maintenance expenses	(282)	(165)	(67)	(21)	14	(521)
Depreciation and amortization expenses	(234)	(98)	(33)	(52)	(3)	(420)
Taxes other than income taxes	(101)	(21)	(17)	(3)	(4)	(146)
Operating income (loss)	182	107	27	153	(10)	459
Other income, net	60	18	4	6	30	118
Interest charges	(83)	(28)	(17)	(32)	(49)	(209)
Income (taxes) benefit	(1)	(26)	(5)	(31)	11	(52)
Net income (loss)	158	71	9	96	(18)	316
Noncontrolling interests – preferred stock dividends	(1)	(1)	—	—	—	(2)
Net income (loss) attributable to Ameren common shareholders	$157	$70	$9	$96	$(18)	$314
Three Months 2025:
Electric revenues	$1,315	$573	$—	$208	$(58)	$2,038
Natural gas revenues	25	—	158	—	—	183
Fuel and purchased power	(614)	(223)	—	—	43	(794)
Natural gas purchased for resale	(9)	—	(30)	—	—	(39)
Other operations and maintenance expenses	(238)	(156)	(55)	(18)	7	(460)
Depreciation and amortization expenses	(209)	(93)	(33)	(49)	(2)	(386)
Taxes other than income taxes	(89)	(20)	(16)	(3)	(3)	(131)
Operating income (loss)	181	81	24	138	(13)	411
Other income, net	47	23	5	10	11	96
Interest charges	(70)	(26)	(16)	(29)	(46)	(187)
Income (taxes) benefit	(7)	(13)	(3)	(33)	13	(43)
Net income (loss)	151	65	10	86	(35)	277
Noncontrolling interests – preferred stock dividends	(1)	(1)	—	—	—	(2)
Net income (loss) attributable to Ameren common shareholders	$150	$64	$10	$86	$(35)	$275

	Ameren Missouri	Ameren Illinois Electric Distribution	Ameren Illinois Natural Gas	Ameren Transmission	Other / Intersegment Eliminations	Ameren
Six Months 2026:
Electric revenues	$1,945	$1,272	$—	$456	$(125)	$3,548
Natural gas revenues	109	—	612	—	(1)	720
Fuel and purchased power	(532)	(504)	—	—	96	(940)
Natural gas purchased for resale	(41)	—	(169)	—	—	(210)
Other operations and maintenance expenses	(546)	(325)	(124)	(40)	23	(1,012)
Depreciation and amortization expenses	(448)	(194)	(67)	(105)	(4)	(818)
Taxes other than income taxes	(196)	(43)	(46)	(5)	(7)	(297)
Operating income (loss)	291	206	206	306	(18)	991
Other income, net	113	37	7	13	38	208
Interest charges	(165)	(56)	(33)	(62)	(97)	(413)
Income (taxes) benefit	(4)	(50)	(49)	(63)	54	(112)
Net income (loss)	235	137	131	194	(23)	674
Noncontrolling interests – preferred stock dividends	(2)	(1)	—	—	—	(3)
Net income (loss) attributable to Ameren common shareholders	$233	$136	$131	$194	$(23)	$671
Six Months 2025:
Electric revenues	$2,208	$1,145	$—	$418	$(111)	$3,660
Natural gas revenues	89	—	569	—	—	658
Fuel and purchased power	(944)	(435)	—	—	83	(1,296)
Natural gas purchased for resale	(39)	—	(169)	—	—	(208)
Other operations and maintenance expenses	(488)	(322)	(110)	(37)	12	(945)
Depreciation and amortization expenses	(403)	(184)	(65)	(97)	(4)	(753)
Taxes other than income taxes	(178)	(41)	(45)	(4)	(7)	(275)
Operating income (loss)	245	163	180	280	(27)	841
Other income, net	90	46	10	17	18	181
Interest charges	(130)	(52)	(31)	(58)	(91)	(362)
Income (taxes) benefit	(11)	(29)	(41)	(64)	52	(93)
Net income (loss)	194	128	118	175	(48)	567
Noncontrolling interests – preferred stock dividends	(2)	(1)	—	—	—	(3)
Net income (loss) attributable to Ameren common shareholders	$192	$127	$118	$175	$(48)	$564

Below is Ameren Illinois’ table of income statement components by segment for the three and six months ended June 30, 2026 and 2025:

	Ameren Illinois Electric Distribution	Ameren Illinois Natural Gas	Ameren Illinois Transmission	Other / Intersegment Eliminations	Ameren Illinois
Three Months 2026:
Electric revenues	$629	$—	$168	$(45)	$752
Natural gas revenues	—	176	—	—	176
Purchased power	(238)	—	—	45	(193)
Natural gas purchased for resale	—	(32)	—	—	(32)
Other operations and maintenance expenses	(165)	(67)	(16)	—	(248)
Depreciation and amortization expenses	(98)	(33)	(41)	—	(172)
Taxes other than income taxes	(21)	(17)	(1)	—	(39)
Operating income	107	27	110	—	244
Other income, net	18	4	4	—	26
Interest charges	(28)	(17)	(24)	—	(69)
Income taxes	(26)	(5)	(22)	—	(53)
Net income	71	9	68	—	148
Preferred stock dividends	(1)	—	—	—	(1)
Net income attributable to common shareholder	$70	$9	$68	$—	$147
Three Months 2025:
Electric revenues	$573	$—	$152	$(40)	$685
Natural gas revenues	—	158	—	—	158
Purchased power	(223)	—	—	40	(183)
Natural gas purchased for resale	—	(30)	—	—	(30)
Other operations and maintenance expenses	(156)	(55)	(14)	—	(225)
Depreciation and amortization expenses	(93)	(33)	(37)	—	(163)
Taxes other than income taxes	(20)	(16)	(1)	—	(37)
Operating income	81	24	100	—	205
Other income, net	23	5	9	—	37
Interest charges	(26)	(16)	(21)	—	(63)
Income taxes	(13)	(3)	(25)	—	(41)
Net income	65	10	63	—	138
Preferred stock dividends	(1)	—	—	—	(1)
Net income attributable to common shareholder	$64	$10	$63	$—	$137

	Ameren Illinois Electric Distribution	Ameren Illinois Natural Gas	Ameren Illinois Transmission	Other / Intersegment Eliminations	Ameren Illinois
Six Months 2026:
Electric revenues	$1,272	$—	$332	$(89)	$1,515
Natural gas revenues	—	612	—	—	612
Purchased power	(504)	—	—	89	(415)
Natural gas purchased for resale	—	(169)	—	—	(169)
Other operations and maintenance expenses	(325)	(124)	(31)	—	(480)
Depreciation and amortization expenses	(194)	(67)	(81)	—	(342)
Taxes other than income taxes	(43)	(46)	(2)	—	(91)
Operating income	206	206	218	—	630
Other income, net	37	7	11	—	55
Interest charges	(56)	(33)	(48)	—	(137)
Income taxes	(50)	(49)	(45)	—	(144)
Net income	137	131	136	—	404
Preferred stock dividends	(1)	—	—	—	(1)
Net income attributable to common shareholder	$136	$131	$136	$—	$403
Six Months 2025:
Electric revenues	$1,145	$—	$306	$(77)	$1,374
Natural gas revenues	—	569	—	—	569
Purchased power	(435)	—	—	77	(358)
Natural gas purchased for resale	—	(169)	—	—	(169)
Other operations and maintenance expenses	(322)	(110)	(29)	—	(461)
Depreciation and amortization expenses	(184)	(65)	(73)	—	(322)
Taxes other than income taxes	(41)	(45)	(2)	—	(88)
Operating income	163	180	202	—	545
Other income, net	46	10	15	—	71
Interest charges	(52)	(31)	(42)	—	(125)
Income taxes	(29)	(41)	(47)	—	(117)
Net income	128	118	128	—	374
Preferred stock dividends	(1)	—	—	—	(1)
Net income attributable to common shareholder	$127	$118	$128	$—	$373

Operating Revenues
The following table presents the increases (decreases) by Ameren segment for electric and natural gas revenues for the three and six months ended June 30, 2026, compared with the year-ago periods:

Three Months	Ameren Missouri	Ameren Illinois Electric Distribution	Ameren Illinois Natural Gas	Ameren Transmission(a)	Other /Intersegment Eliminations	Ameren
Electric revenue change:
Base rates (estimate)(b)	$44	$27	$—	$21	$—	$92
Effect of weather (estimate)(c)	(13)	—	—	—	—	(13)
Retail sales volumes and changes in customer usage patterns (normalized for the estimated effects of weather and MEEIA)	16	—	—	—	—	16
Transmission service charges (not included in the FAC)	3	—	—	—	—	3
Off-system sales, capacity, transmission, and FAC revenues, net	(333)	—	—	—	—	(333)
Ameren Illinois energy-efficiency program investment revenues	—	3	—	—	—	3
Electric deferred income tax adjustment(d)	—	5	—	—	—	5
Rush Island Energy Center base rate revenue deferral	9	—	—	—	—	9
Customer generation rebate program revenues	—	5	—	—	—	5
RESRAM(e)	10	—	—	—	—	10
Other	4	2	—	—	(1)	5
Cost recovery mechanisms – offset in fuel and purchased power(f)	32	15	—	—	(6)	41
Other cost recovery mechanisms(g)	7	(1)	—	—	—	6
Total electric revenue change	$(221)	$56	$—	$21	$(7)	$(151)
Natural gas revenue change:
Base rates (estimate)	$5	$—	$13	$—	$—	$18
Change in rate design (estimate)	—	—	3	—	—	3
Other	1	—	—	—	(1)	—
Cost recovery mechanisms – offset in natural gas purchased for resale(f)	(1)	—	2	—	—	1
Total natural gas revenue change	$5	$—	$18	$—	$(1)	$22
Six Months
Electric revenue change:
Base rates (estimate)(b)	$118	$43	$—	$38	$—	$199
Effect of weather (estimate)(c)	(30)	—	—	—	—	(30)
Retail sales volumes and changes in customer usage patterns (normalized for the estimated effects of weather and MEEIA)	12	—	—	—	—	12
Transmission service charges (not included in the FAC)	6	—	—	—	—	6
Off-system sales, capacity, and FAC revenues, net	(478)	—	—	—	—	(478)
Ameren Illinois energy-efficiency program investment revenues	—	5	—	—	—	5
Electric deferred income tax adjustment(d)	—	11	—	—	—	11
Rush Island Energy Center base rate revenue deferral	26	—	—	—	—	26
Customer generation rebate program revenues	—	7	—	—	—	7
RESRAM(e)	12	—	—	—	—	12
Other	4	—	—	—	(1)	3
Cost recovery mechanisms – offset in fuel and purchased power(f)	59	69	—	—	(13)	115
Other cost recovery mechanisms(g)	8	(8)	—	—	—	—
Total electric revenue change	$(263)	$127	$—	$38	$(14)	$(112)
Natural gas revenue change:
Base rates (estimate)	$16	$—	$43	$—	$—	$59
Change in rate design (estimate)	—	—	(1)	—	—	(1)
Effect of weather (estimate)(c)	(3)	—	—	—	—	(3)
Other	1	—	(1)	—	(1)	(1)
Cost recovery mechanisms – offset in natural gas purchased for resale(f)	6	—	—	—	—	6
Other cost recovery mechanisms(g)	—	—	2	—	—	2
Total natural gas revenue change	$20	$—	$43	$—	$(1)	$62
(a)Includes an increase in transmission revenues of $16 million and $26 million at Ameren Illinois for the three and six months ended June 30, 2026, respectively, compared with the year-ago periods.

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
(d)The electric deferred income tax adjustment relates to certain excess deferred income taxes that were amortized through 2025. Offsetting expense increases or decreases are reflected within the "Income Taxes" section of the statement of income. This item has no overall impact on earnings.
(e)Changes in RESRAM revenues are largely offset in “Fuel and purchased power,” “Other operations and maintenance,” “Depreciation and amortization,” “Taxes other than income taxes,” or “Income taxes” on the statement of income.
(f)Electric and natural gas revenue changes are offset by corresponding changes in “Fuel and purchased power” and “Natural gas purchased for resale” on the statement of income. For the three and six months ended June 30, 2026, activity in Other/Intersegment Eliminations of $6 million and $13 million, respectively, was primarily due to the changes in Ameren Transmission revenue from transmission services provided to Ameren Illinois Electric Distribution (-$5 million and -$12 million, respectively). See Note 14 – Segment Information under Part I, Item 1, of this report for additional information on intersegment eliminations. These items have no overall impact on earnings.
(g)Offsetting expense increases or decreases are reflected in “Other operations and maintenance,” “Taxes other than income taxes,” or “Income taxes” on the statement of income. These items have no overall impact on earnings.
Electric Revenues
Ameren
Ameren’s electric revenues decreased $151 million, or 7%, and $112 million, or 3%, for the three and six months ended June 30, 2026, respectively, compared with the year-ago periods, primarily due to decreased revenues at Ameren Missouri, partially offset by increased revenues at Ameren Illinois Electric Distribution and Ameren Transmission, as discussed below.
Ameren Transmission
Ameren Transmission’s electric revenues increased $21 million, or 10%, and $38 million, or 9%, for the three and six months ended June 30, 2026, respectively, compared with the year-ago periods. Revenues were affected by higher recoverable expenses (+$12 million and +$22 million, respectively) and return on higher rate base (+$9 million and +$16 million, respectively), as evidenced by a 10% increase in rate base used to calculate the revenue requirement.
Ameren Missouri
Ameren Missouri’s electric revenues decreased $221 million, or 17%, and $263 million, or 12%, for the three and six months ended June 30, 2026, respectively, compared with the year-ago periods.
The following items decreased Ameren Missouri’s electric revenues for the three and six months ended June 30, 2026:
•“Off-system sales, capacity, transmission, and FAC revenues, net” decreased $333 million and $478 million, respectively, primarily due to spring capacity prices decreasing from $720 per MW-day in 2025 to $70 per MW-day in 2026 as a result of the annual MISO auctions.
•The effect of weather decreased revenues an estimated $13 million and $30 million, respectively. This is due to milder temperatures in the first half of 2026.
The following items increased Ameren Missouri’s electric revenues for the three and six months ended June 30, 2026:
•Higher electric base rates, excluding the change in base rates for the MEEIA customer energy-efficiency programs and the RESRAM, resulting from the April 2025 MoPSC electric rate order effective June 1, 2025, increased revenues an estimated $44 million and $118 million, respectively.
•Revenues associated with “Cost recovery mechanisms – offset in fuel and purchased power” increased $32 million and $59 million, respectively, due to increased revenue related to the recovery of costs previously deferred under the FAC. The changes to “Cost recovery mechanisms - offset in fuel and purchased power” are fully offset by changes to “Cost recovery mechanisms - offset in electric revenue” in fuel and purchased power.
•Revenues increased $9 million and $26 million, respectively, due to the absence of the deferral of base rate revenues to a regulatory liability related to the Rush Island Energy Center following its October 15, 2024 retirement date, in accordance with the June 2024 MoPSC financing order. The deferral ended with new rates effective June 1, 2025.
•Excluding the estimated effects of weather and the MEEIA customer energy-efficiency programs, electric revenues increased an estimated $16 million and $12 million, respectively, primarily due to increased retail sales volumes, partially offset by lower realized prices due to changes in customer usage patterns.
•RESRAM revenues increased $10 million and $12 million, respectively, primarily due to increased wind generation. The changes in revenue are primarily offset by changes in the “Depreciation and amortization” section of the statement of income.

Ameren Illinois
Ameren Illinois’ electric revenues increased $67 million, or 10%, and $141 million, or 10%, for the three and six months ended June 30, 2026, respectively, compared with the year-ago periods, driven by increased revenues at Ameren Illinois Electric Distribution and Ameren Illinois Transmission.
Ameren Illinois Electric Distribution
Ameren Illinois Electric Distribution’s revenues increased $56 million, or 10%, and $127 million, or 11%, for the three and six months ended June 30, 2026, respectively, compared with the year-ago periods.
The following items increased Ameren Illinois Electric Distribution’s revenues for the three and six months ended June 30, 2026:
•Revenues associated with “Cost recovery mechanisms – offset in fuel and purchased power” increased $15 million and $69 million, respectively, due to increased purchased power expenses recovered from customers. The increase in electric revenues are fully offset by an increase in purchased power expenses under cost recovery mechanisms for purchased power, as discussed below.
•Base rates increased revenues by $27 million and $43 million, respectively, due to higher recoverable non-purchased power expenses (+$24 million and +$37 million, respectively) and return on higher rate base (+$3 million and +$6 million, respectively).
•Revenues increased $5 million and $11 million, respectively, due to the absence of amortization of certain excess deferred income taxes in 2025.
•Revenues associated with the recovery of and return on customer generation rebates increased $5 million and $7 million, respectively.
Other cost recovery mechanisms decreased revenues $1 million and $8 million, respectively, for the three and six months ended June 30, 2026, primarily due to a lower amount of bad debt costs included in customer rates, effective June 2025, pursuant to the associated rider.
Ameren Illinois Transmission
Ameren Illinois Transmission’s revenues increased $16 million, or 11%, and $26 million, or 8%, for the three and six months ended June 30, 2026, respectively, compared with the year-ago periods. Base rate revenues were primarily affected by higher recoverable expenses (+$11 million and +$17 million, respectively) and return on higher rate base (+$5 million and +$9 million, respectively), as evidenced by an 8% increase in rate base used to calculate the revenue requirement.
Ameren
Ameren’s natural gas revenues increased $22 million, or 12%, and $62 million, or 9%, for the three and six months ended June 30, 2026, respectively, compared with the year-ago periods, due to increased revenues at Ameren Illinois Natural Gas and Ameren Missouri, as discussed below.
Ameren Missouri
Ameren Missouri’s natural gas revenues were comparable for the three months ended June 30, 2026, and increased $20 million, or 22%, for the six months ended June 30, 2026, respectively, compared with the year-ago periods, primarily due to the effect of higher natural gas base rates as a result of the July 2025 MoPSC natural gas rate order effective September 1, 2025, and increased revenues associated with “Cost recovery mechanisms – offset in natural gas purchased for resale” primarily due to higher natural gas prices.
Ameren Illinois Natural Gas
Ameren Illinois Natural Gas’ revenues increased $18 million, or 11%, and $43 million, or 8%, for the three and six months ended June 30, 2026, respectively, compared with the year-ago periods. Base rate revenue increased an estimated $13 million and $43 million, respectively, for the three and six months ended June 30, 2026, due to higher natural gas rates as a result of the November 2025 natural gas rate order effective December 2, 2025. See Note 2 – Rate and Regulatory Matters under Part I, Item 1, of this report for additional information regarding the November 2025 natural gas rate order.

Fuel and Purchased Power
The following table presents the increases (decreases) by Ameren segment for fuel and purchased power for the three and six months ended June 30, 2026, compared with the year-ago periods:

Three Months	Ameren Missouri	Ameren Illinois Electric Distribution	Ameren Illinois Natural Gas	Ameren Transmission	Other /Intersegment Eliminations	Ameren
Fuel and purchased power change:
Energy costs (excluding the estimated effect of weather)	$(334)	$—	$—	$—	$—	$(334)
Retail sales volume (excluding the estimated effect of weather)	4	—	—	—	—	4
Effect of weather (estimate)(a)	(2)	—	—	—	—	(2)
Effect of higher net energy costs included in base rates	1	—	—	—	—	1
Transmission service charges (not included in the FAC)	2	—	—	—	—	2
Other	1	—	—	—	—	1
Cost recovery mechanisms – offset in electric revenue(b)	32	15	—	—	(6)	41
Total fuel and purchased power change	$(296)	$15	$—	$—	$(6)	$(287)
Six Months
Fuel and purchased power change:
Energy costs (excluding the estimated effect of weather)	$(478)	$—	$—	$—	$—	$(478)
Retail sales volume (excluding the estimated effect of weather)	3	—	—	—	—	3
Effect of weather (estimate)(a)	(5)	—	—	—	—	(5)
Transmission service charges (not included in the FAC)	5	—	—	—	—	5
Effect of higher net energy costs included in base rates	5	—	—	—	—	5
Other	(1)	—	—	—	—	(1)
Cost recovery mechanisms – offset in electric revenue(b)	59	69	—	—	(13)	115
Total fuel and purchased power change	$(412)	$69	$—	$—	$(13)	$(356)
(a)Represents the estimated variation resulting primarily from changes in cooling and heating degree-days on electric demand compared with the year-ago periods; this variation is based on temperature readings from the National Oceanic and Atmospheric Administration weather stations at local airports in our service territories.
(b)“Cost recovery mechanisms — offset in electric revenue” changes are offset by corresponding changes in “Cost recovery mechanisms — offset in fuel and purchased power” in electric revenues. For the three and six months ended June 30, 2026, activity in Other/Intersegment Eliminations of $6 million and $13 million, respectively, was primarily due to the changes in Ameren Transmission revenue from transmission services provided to Ameren Illinois Electric Distribution (-$5 million and -$12 million, respectively). See Note 14 – Segment Information under Part I, Item 1, of this report for additional information on intersegment eliminations. These items have no overall impact on earnings.

Ameren
Ameren Missouri and Ameren Illinois are generally allowed to pass on to customers prudently incurred costs for fuel and purchased power. Ameren’s electric fuel and purchased power expenses decreased $287 million, or 36%, and $356 million, or 27%, for the three and six months ended June 30, 2026, respectively, compared with the year-ago periods, primarily due to decreased fuel and purchased power expenses at Ameren Missouri, partially offset by increased fuel and purchased power expenses at Ameren Illinois Electric Distribution, as discussed below.
Ameren Missouri
Ameren Missouri’s fuel and purchased power expenses decreased $296 million, or 48%, and $412 million, or 44%, for the three and six months ended June 30, 2026, respectively, compared with the year-ago periods. Energy costs decreased $334 million and $478 million, respectively, primarily due to spring capacity prices decreasing from $720 per MW-day in 2025 to $70 per MW-day in 2026 as a result of the annual MISO auctions. Ameren Missouri’s 5% exposure to net energy cost variances under the FAC increased $1 million in the three months ended June 30, 2026 represented by the difference between “Off-system sales, capacity, transmission, and FAC revenues, net” in electric revenues and “Energy costs (excluding the estimated effect of weather)”. “Cost recovery mechanisms — offset in electric revenue” increased fuel and purchased power expenses $32 million and $59 million, respectively, due to increased recovery of costs previously deferred under the FAC. The changes to “Cost recovery mechanisms - offset in electric revenue” are fully offset by “Cost recovery mechanisms - offset in fuel and purchased power” in electric revenues.
Ameren Illinois Electric Distribution

Ameren Illinois Electric Distribution’s purchased power expenses increased $15 million, or 7%, and $69 million, or 16%, for the three and six months ended June 30, 2026, respectively, compared with the year-ago periods. This is primarily due to increased energy prices
(+$23 million and +$62 million, respectively), transmission service charges (+$5 million and +$13 million, respectively) and volumes
(+$3 million and +$2 million, respectively), partially offset by lower capacity prices (-$16 million and -$13 million, respectively) as a result of the annual MISO auctions. The changes to “Cost recovery mechanisms - offset in electric revenue” are fully offset by changes to “Cost recovery mechanisms - offset in fuel and purchased power” in electric revenues.

Natural Gas Purchased for Resale
The following table presents the increases (decreases) by Ameren segment for natural gas purchased for resale for the three and six months ended June 30, 2026, compared with the year-ago periods:

Three Months	Ameren Missouri	Ameren Illinois Electric Distribution	Ameren Illinois Natural Gas	Ameren Transmission	Other /Intersegment Eliminations	Ameren
Natural gas purchased for resale change:
Effect of weather (estimate)(a)	$(1)	$—	$—	$—	$—	$(1)
Cost recovery mechanisms – offset in natural gas revenue(b)	(1)	—	2	—	—	1
Total natural gas purchased for resale change	$(2)	$—	$2	$—	$—	$—
Six Months
Natural gas purchased for resale change:
Effect of weather (estimate)(a)	$(4)	$—	$—	$—	$—	$(4)
Cost recovery mechanisms – offset in natural gas revenue(b)	6	—	—	—	—	6
Total natural gas purchased for resale change	$2	$—	$—	$—	$—	$2
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
Ameren Missouri and Ameren Illinois are allowed to pass on to customers prudently incurred costs for natural gas purchased for resale. Natural gas purchased for resale expenses were comparable between periods at Ameren, Ameren Missouri, and Ameren Illinois Natural Gas.

Other Operations and Maintenance Expenses

Increase (Decrease) by Segment
	Overall Ameren Increase of $61 Million (QTD YoY)	Overall Ameren Increase of $67 Million (YTD YoY)
Total by Segment(a)

$ (Millions)
$1,200
$1,000
$800
$600
$400
$200
$0
$521
$67
$165
$282
$460
$55
$156
$238
$1,012
$40
$124
$325
$546
$945
$37
$110
$322
$488
QTD 2026
QTD 2025
YTD 2026
YTD 2025

(a)Includes $21 million and $18 million at Ameren Transmission in the three months ended June 30, 2026 and 2025, respectively. Includes other/intersegment eliminations of $(14) million and $(7) million in the three months ended June 30, 2026 and 2025, respectively. Also includes other/intersegment eliminations of $(23) million and $(12) million in the six months ended June 30, 2026 and 2025, respectively.

Ameren Missouri	Ameren Illinois Natural Gas	Other/Intersegment Eliminations

Ameren Illinois Electric Distribution	Ameren Transmission
Ameren
Other operations and maintenance expenses increased $61 million and $67 million in the three and six months ended June 30, 2026, respectively, due to the changes discussed below. In addition to changes by segments discussed below, other operations and maintenance expenses decreased $7 million and $11 million, respectively, for activity not reported as part of a segment, as reflected in “Other/Intersegment Eliminations” above. This is primarily due to a decrease of $4 million and $10 million, respectively, in the elimination of the non-service cost component of net periodic benefit income. The non-service cost component of net periodic benefit cost or income at Ameren Services is allocated to the segments and primarily included in the segments’ other operations and maintenance expenses.
Ameren Transmission
Other operations and maintenance expenses were comparable between periods.
Ameren Missouri
Other operations and maintenance expenses increased $44 million and $58 million in the three and six months ended June 30, 2026, respectively, compared with the year-ago period, primarily due to the following items:

•Non-nuclear generation operations and maintenance expenses increased $13 million and $20 million, respectively, primarily due to increased reliability measures at the Labadie and Sioux energy centers.
•Transmission and distribution expenditures, excluding major storm-related expenses, increased $10 million and $14 million, respectively, largely due to increased vegetation management expenditures.
•Callaway Energy Center operating costs increased $7 million and $10 million, respectively, primarily due to increased amortization costs from the spring 2025 refueling and maintenance outage.
•Injuries and damages increased $5 million and $10 million, respectively, primarily due to higher claim expenses.

The increase in other operations and maintenance expenses was partially offset for the three and six months ended June 30, 2026, compared with the year-ago periods, by a $4 million and $10 million decrease, respectively, in storm-related costs.
Ameren Illinois
Other operations and maintenance expenses increased $23 million and $19 million in the three and six months ended June 30, 2026, respectively, compared with the year-ago periods, primarily due to the following items:
Ameren Illinois Electric Distribution
Other operations and maintenance expenses increased $9 million and $3 million in the three and six months ended June 30, 2026, respectively. The increased costs were primarily due to expanding programs under CEJA of $6 million and $9 million, respectively, and increased costs associated with customer solar rebates and energy-efficiency investments under formula ratemaking of $3 million and $6 million, respectively, due to increased amortization of regulatory assets. The increased expenses were partially offset by decreases in customer bad debts of $3 million and $11 million, respectively.
Ameren Illinois Natural Gas
Other operations and maintenance expenses increased $12 million and $14 million in the three and six months ended June 30, 2026, respectively, primarily due to increased natural gas storage costs of $8 million and increased costs in system maintenance of $3 million.
Ameren Illinois Transmission
Other operations and maintenance expenses were comparable between periods.
Depreciation and Amortization Expenses

Increase by Segment
	Overall Ameren Increase of $34 Million (QTD YoY)	Overall Ameren Increase of $65 Million (YTD YoY)
Total by Segment(a)

$900
$750
$600
$450
$300
$150
$0
$ (Millions)
$420
$52
$33
$98
$234
$386
$49
$33
$93
$209
$818
$105
$67
$194
$448
$753
$97
$65
$184
$403
QTD 2026
QTD 2025
YTD 2026
YTD 2025

(a)Includes other/intersegment eliminations of $3 million and $2 million in the three months ended June 30, 2026 and 2025, respectively. Also includes other/intersegment eliminations of $4 million and $4 million in the six months ended June 30, 2026 and 2025, respectively.

Ameren Missouri	Ameren Illinois Natural Gas	Other/Intersegment Eliminations

Ameren Illinois Electric Distribution	Ameren Transmission

Depreciation and amortization expenses increased $34 million, $25 million, and $9 million in the three months ended June 30, 2026, compared with the year-ago period at Ameren, Ameren Missouri, and Ameren Illinois, respectively, primarily because of additional property, plant, and equipment investments. Depreciation and amortization expenses increased $65 million, $45 million and $20 million in the six months ended June 30, 2026 at Ameren, Ameren Missouri, and Ameren Illinois, respectively, primarily because of additional property, plant, and equipment investments. Ameren’s and Ameren Missouri’s depreciation and amortization expenses for the three and six months ended June 30, 2026, compared with the year-ago periods, were affected by the following, which include the effect of the additional investments at Ameren Missouri:
•Increased depreciation and amortization of $10 million and $25 million, respectively, due to the inclusion in base rates of property, plant, and equipment previously eligible for deferral to a regulatory asset under the PISA and RESRAM effective June 1, 2025, pursuant to the April 2025 MoPSC electric rate order.
•Depreciation and amortization rate changes effective June 1, 2025, pursuant to the April 2025 MoPSC electric rate order, which increased depreciation and amortization expenses by $3 million and $6 million, respectively.
Taxes Other Than Income Taxes

Increase by Segment
	Overall Ameren Increase of $15 Million (QTD YoY)	Overall Ameren Increase of $22 Million (YTD YoY)
Total by Segment(a)

$ (Millions)
$320
$280
$240
$200
$160
$120
$80
$40
$0
$146
$17
$21
$101
$131
$16
$20
$89
$297
$46
$43
$196
$275
$45
$41
$178
QTD 2026
QTD 2025
YTD 2026
YTD 2025

(a)Includes $3 million, $3 million, $5 million, and $4 million at Ameren Transmission in the three months ended June 30, 2026 and 2025, and in the six months ended June 30, 2026 and 2025, respectively. Also includes other/intersegment eliminations of $4 million, $3 million, $7 million, and $7 million in the three months ended June 30, 2026 and 2025, and in the six months ended June 30, 2026 and 2025, respectively.

Ameren Missouri	Ameren Illinois Natural Gas	Other/Intersegment Eliminations

Ameren Illinois Electric Distribution	Ameren Transmission
Taxes other than income taxes increased $15 million and $22 million in the three and six months ended June 30, 2026, respectively, compared with the year-ago periods, primarily because of an increase of $12 million and $18 million, respectively, at Ameren Missouri. The increase at Ameren Missouri is largely due to an increase in property taxes of $8 million and $11 million, respectively. Additionally, gross receipts taxes at Ameren Missouri increased $4 million and $6 million resulting from an increase in retail electric base rates.

Other Income, Net

Increase (Decrease) by Segment
	Overall Ameren Increase of $22 Million (QTD YoY)	Overall Ameren Increase of $27 Million (YTD YoY)
Total by Segment(a)

$240
$200
$160
$120
$80
$40
$0
$ (Millions)
$118
$30
$4
$18
$60
$96
$11
$5
$23
$47
$208
$38
$13
$7
$37
$113
$181
$18
$17
$10
$46
$90
QTD 2026
QTD 2025
YTD 2026
YTD 2025

(a)Includes $6 million and $10 million at Ameren Transmission in the three months ended June 30, 2026 and 2025, respectively.

Ameren Missouri	Ameren Illinois Natural Gas	Other/Intersegment Eliminations

Ameren Illinois Electric Distribution	Ameren Transmission
See Note 5 – Other Income, Net, under Part I, Item 1, of this report for additional information. See Note 11 – Retirement Benefits under Part I, Item 1, of this report for more information on the non-service cost components of net periodic benefit income.
Other income, net, increased $22 million and $27 million in the three and six months ended June 30, 2026, respectively, compared with the year-ago periods. In addition to the changes discussed below, other income, net, increased by $19 million and $20 million, respectively, for activity not reported as part of a segment, due to an increase of $28 million and $34 million in income from equity method investments primarily associated with investments to advance innovative energy technologies in the three and six months ended June 30, 2026. The increase was partially offset by a decrease of $4 million and $10 million, respectively, in the non-service cost component of net periodic benefit income and a decrease of $4 million in the net gain on extinguishment of debt in the three and six months ended June 30, 2026.
Ameren Transmission
Other income, net, were comparable between periods.
Ameren Missouri
Other income, net, increased $13 million and $23 million in the three and six months ended June 30, 2026, respectively, compared with the year-ago periods, primarily due to an increase of $15 million and $30 million, respectively, in the allowance for equity funds used during construction. This increase was partially offset by a decrease of $3 million and $8 million in the non-service cost component of net periodic benefit income in the three and six months ended June 30, 2026.
Ameren Illinois
Other income, net, decreased $11 million and $16 million in the three and six months ended June 30, 2026, respectively, compared with the year-ago periods primarily due to the decrease of $6 million and $11 million, respectively, in the non-service cost component of net periodic benefit income, largely at Ameren Illinois Electric Distribution and Ameren Illinois Natural Gas. Other income, net, decreased $3 million and $6 million in the three and six months ended June 30, 2026, respectively, due to lower interest income on regulatory deferrals, primarily at Ameren Illinois Electric Distribution.

Interest Charges

Increase by Segment
	Overall Ameren Increase of $22 Million (QTD YoY)	Overall Ameren Increase of $51 Million (YTD YoY)
Total by Segment

$450
$400
$350
$300
$250
$200
$150
$100
$50
$0
$ (Millions)
$209
$49
$32
$17
$28
$83
$187
$46
$29
$16
$26
$70
$413
$97
$62
$33
$56
$165
$362
$91
$58
$31
$52
$130
QTD 2026
QTD 2025
YTD 2026
YTD 2025

Ameren Missouri	Ameren Illinois Natural Gas	Other/Intersegment Eliminations

Ameren Illinois Electric Distribution	Ameren Transmission
See Note 3 – Short-term Debt and Liquidity under Part I, Item 1, of this report and the Long-term Debt and Equity section below for additional information on short-term borrowings and long-term debt, respectively, discussed below.
Ameren
Interest charges increased $22 million and $51 million in the three and six months ended June 30, 2026, respectively, compared with the year-ago periods. In addition to changes by segments discussed below, interest charges increased $3 million and $6 million in the three and six months ended June 30, 2026 at Ameren (parent). The increase is primarily due to issuances less maturities of long-term debt in March 2025 and March 2026, which increased interest by $2 million and $9 million in the three and six months ended June 30, 2026, respectively. Additionally, interest expense decreased in the six months ended June 30, 2026 by $3 million due to lower short-term borrowings and applicable rates.
Ameren Transmission
Interest charges were comparable between periods.
Ameren Missouri
Interest charges increased $13 million and $35 million in the three and six months ended June 30, 2026, compared with the year-ago periods. Interest charges increased primarily because the PISA and RESRAM were updated when new customer rates became effective on June 1, 2025, pursuant to the April 2025 MoPSC electric rate order. Lower deferrals due to the inclusion in base rates of interest associated with certain property, plant, and equipment previously deferred under the PISA and RESRAM increased interest charges by $5 million and $21 million, respectively. Additionally, interest charges increased $12 million and $23 million, respectively, due to the issuances of long-term debt in February 2026 and April 2025. These increases were partially offset by an increase in the borrowed funds capitalized as part of the allowance for funds used during construction, which decreased interest charges by $7 million and $14 million, respectively. This was primarily driven by higher average construction work in progress balances.

Ameren Illinois
Interest charges increased $6 million and $12 million in the three and six months ended June 30, 2026, respectively, compared with the year-ago periods, primarily due to issuances less maturities of long-term debt. These increased interest expense by $2 million and $5 million at Ameren Illinois Transmission, $2 million and $4 million at Ameren Illinois Electric Distribution, and $1 million and $2 million at Ameren Illinois Natural Gas for the three and six months ended June 30, 2026, respectively
Income Taxes
The following table presents effective income tax rates for the three and six months ended June 30, 2026 and 2025:

	Three Months(a)		Six Months(a)
	2026	2025	2026	2025
Ameren	14%	13%	14%	14%
Ameren Missouri	1%	5%	2%	6%
Ameren Illinois	26%	23%	26%	24%
Ameren Illinois Electric Distribution	26%	16%	27%	18%
Ameren Illinois Natural Gas	33%	26%	27%	26%
Ameren Illinois Transmission	25%	28%	25%	27%
Ameren Transmission	25%	28%	25%	27%
(a)Estimate of the annual effective income tax rate adjusted to reflect the tax effect of items discrete to the three and six months ended June 30, 2026 and 2025.
See Note 12 – Income Taxes under Part I, Item 1, of this report for a reconciliation of the federal statutory corporate income tax rate to the effective income tax rate for the Ameren Companies.
The effective tax rate was higher at Ameren Illinois Electric Distribution in the three and six months ended June 30, 2026, compared with the year-ago periods, primarily due to a decrease in excess deferred tax amortization pursuant to an ICC order, which was offset by a corresponding increase in electric revenues. The effective tax rate was higher at Ameren Illinois Natural Gas in the three months ended June 30, 2026, compared with the year-ago period, primarily due to a decrease in excess deferred tax amortization.
LIQUIDITY AND CAPITAL RESOURCES
Collections from our utility tariff-based revenues are our principal source of cash provided by operating activities. A diversified retail customer mix, primarily consisting of rate-regulated residential, commercial, and industrial customers, provides us with a reasonably predictable source of cash. In addition to using cash provided by operating activities, we use available cash, drawings under committed credit agreements, commercial paper issuances, and/or, in the case of Ameren Missouri and Ameren Illinois, short-term affiliate borrowings to support normal operations and temporary capital requirements. We may reduce our short-term borrowings with cash provided by operations or, at our discretion, with long-term borrowings, or, in the case of Ameren Missouri and Ameren Illinois, with capital contributions from Ameren (parent). As of June 30, 2026, there have been no material changes other than in the ordinary course of business related to cash requirements arising from the long-term commitments for fuel for generation, purchased power, and natural gas for distribution as described under Liquidity and Capital Resources in Item 7 of the Form 10-K.
We expect to make significant capital expenditures over the next five years, supported by a combination of long-term debt and equity, as we invest in our electric and natural gas utility infrastructure to support expected increases in demand, overall system reliability, grid modernization, renewable energy target requirements, and other improvements. For additional information about our long-term debt outstanding, including maturities due within one year, and the applicable interest rates, see Note 5 – Long-term Debt and Equity Financings under Part II, Item 8 of the Form 10-K and Note 4 – Long-term Debt and Equity Financings under Part I, Item 1, of this report. As part of its funding plan for capital expenditures, Ameren is using newly-issued shares of common stock to satisfy requirements under the DRPlus and employee benefit plans and expects to continue to do so through at least 2030. Additionally, Ameren may offer and sell from time to time common stock, including under its ATM program, which includes the ability to enter into forward sale agreements, subject to market conditions and other factors. There were no shares issued under the ATM program during the six months ended June 30, 2026. As of June 30, 2026, Ameren had approximately $417 million of common stock remaining available for sale under the ATM program. As of June 30, 2026, Ameren had multiple forward sale agreements with various counterparties relating to 16.0 million shares of common stock. In July 2026, Ameren entered into forward sale agreements under the ATM program relating to 1.4 million shares of common stock. Of these shares, Ameren expects to settle 6.4 million in 2026 and the remaining 11 million to fund a portion of its equity needs beyond 2026. Ameren’s equity financing plan is estimated to be approximately $4 billion from 2026 to 2030. This plan includes equity issuances under forward sales agreements, the DRPlus, and employee benefit plans, and could include issuances of hybrid debt securities. Ameren expects these issuances to be aligned with the timing of generation investments. The Ameren Companies expect their equity to total capitalization and cash flow metrics to support solid investment-grade credit ratings. See Long-term Debt and Equity below and Note 4 – Long-term Debt and Equity

Financings under Part I, Item 1, of this report for additional information on the ATM program and forward sale agreements relating to common stock, including those under the ATM program.
The following table presents net cash provided by (used in) operating, investing, and financing activities for the six months ended June 30, 2026 and 2025:

	Net Cash Provided By Operating Activities					Net Cash Used In Investing Activities			Net Cash Provided By Financing Activities
	2026		2025		Variance	2026	2025	Variance	2026	2025	Variance
Ameren	$1,191	(a)	$1,293	(a)	$(102)	$(2,706)	$(2,111)	$(595)	$1,565	$884	$681
Ameren Missouri	596		592		4	(1,939)	(1,322)	(617)	1,321	774	547
Ameren Illinois	638	(a)	672	(a)	(34)	(712)	(744)	32	145	90	55
(a)Both Ameren and Ameren Illinois’ cash provided by operating activities included cash outflows of $59 million and $51 million for the electric energy-efficiency rider and $118 million and $26 million for the customer generation rebate program for the six months ended June 30, 2026 and 2025, respectively.
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
Ameren
Ameren’s cash provided by operating activities decreased $102 million in the first six months of 2026, compared with the year-ago period. The following items contributed to the decrease:
•A $223 million decrease in production and investment tax credit transfers to unrelated parties at Ameren Missouri.
•A $56 million decrease due to the timing of payments and reimbursements for programs related to customer-owned distributed generation facilities in Ameren Illinois’ service territory.
•A $50 million increase in interest payments, including settlements of interest rate hedges, primarily due to higher average outstanding debt and interest rates on long-term debt.
•A $24 million increase in payments for non-nuclear energy center maintenance, primarily due to increased reliability measures at the Labadie and Sioux energy centers.
•A $13 million increase in payments to contractors at Ameren Illinois, primarily related to higher costs to comply with expanded programs under the CEJA.
•A $12 million decrease due to the timing of receipts and refunds of customer deposits.
•A $12 million increase in gross receipts tax payments due to an increase in base rates at Ameren Missouri and Ameren Illinois in 2026, compared to 2025.
•An $11 million increase in pension and postretirement benefit plan contributions.
•A $9 million increase in payments to fund mitigation programs ordered in the NSR and Clean Air Act litigation discussed in Note 14 – Commitments and Contingencies under Part II, Item 8, of the Form 10-K.
The following items partially offset the decrease in Ameren’s cash from operating activities between periods:
•A $207 million increase resulting from higher customer collections, primarily from increased electric and natural gas base rates at Ameren Missouri effective June 1, 2025, and September 1, 2025, respectively, pursuant to the April 2025 electric and July 2025 natural gas MoPSC rate orders, electric distribution and transmission base rate increases at Ameren Illinois, and increased natural gas base rates at Ameren Illinois effective December 2, 2025, pursuant to the November 2025 ICC rate order. These increases were partially offset by lower customer collections under cost recovery mechanisms.
•A $77 million increase resulting from collateral activity, primarily from increased net collateral posted by certain Ameren Missouri large load customers under its modified large primary service tariff that was approved in 2025 and, at Ameren Illinois, a decrease in net collateral posted with counterparties, primarily due to changes in the market price of power and the timing of payments and settlements.
•A $29 million increase due to the absence of nuclear refueling and maintenance outage payments in 2026 related to the Callaway Energy Center. The last scheduled refueling and maintenance outage was in the spring of 2025.

•A $15 million decrease in payments for coal deliveries, primarily due to decreased generation at Ameren Missouri’s coal-fired energy centers in 2026.
Ameren Missouri
Ameren Missouri’s cash provided by operating activities increased $4 million in the first six months of 2026, compared with the year-ago period. The following items contributed to the increase:
•A $188 million increase resulting from higher customer collections, primarily from increased electric and natural gas base rates effective June 1, 2025, and September 1, 2025, respectively, pursuant to the April 2025 electric and July 2025 natural gas MoPSC rate orders and higher customer collections under cost recovery mechanisms.
•A $46 million increase in income tax refunds from Ameren (parent), pursuant to the tax allocation agreement, primarily due to lower taxable income compared to 2025.
•A $43 million increase in net collateral posted by counterparties, primarily due to collateral received from certain large load customers under its modified large primary service tariff that was approved in 2025.
•A $29 million increase due to the absence of nuclear refueling and maintenance outage payments in 2026 related to the Callaway Energy Center. The last scheduled refueling and maintenance outage was in the spring of 2025.
•A $15 million decrease in payments for coal deliveries, primarily due to decreased generation at coal-fired energy centers in 2026.
The following items partially offset the increase in Ameren Missouri’s cash from operating activities between periods:
•A $223 million decrease in production and investment tax credit transfers to unrelated parties.
•A $24 million increase in payments for non-nuclear energy center maintenance, primarily due to increased reliability measures at the Labadie and Sioux energy centers.
•A $16 million increase in interest payments primarily due to higher average outstanding debt and interest rates on long-term debt.
•An $11 million decrease due to the timing of receipts and refunds of customer deposits.
•A $9 million increase in payments to fund mitigation programs ordered in the NSR and Clean Air Act litigation discussed in Note 14 – Commitments and Contingencies under Part II, Item 8, of the Form 10-K.
•An $8 million increase in gross receipts tax payments due to an increase in base rates in 2026, compared to 2025.
•A $5 million increase in pension and postretirement benefit plan contributions.
•A $4 million decrease due to the timing of payments for accounts payable.
Ameren Illinois
Ameren Illinois’ cash provided by operating activities decreased $34 million in the first six months of 2026, compared with the year-ago period. The following items contributed to the decrease:
•A $56 million decrease due to the timing of payments and reimbursements for programs related to customer-owned distributed generation facilities.
•A $15 million increase in interest payments primarily due to higher average outstanding debt and interest rates on long-term debt.
•A $13 million increase in payments to contractors, primarily related to higher costs to comply with expanded programs under the CEJA.
•A $5 million increase in pension and postretirement benefit plan contributions.
The following items partially offset the decrease in Ameren Illinois’ cash from operating activities between periods:
•A $34 million decrease in net collateral posted with counterparties, primarily due to changes in the market price of power and the timing of payments and settlements.
•A $22 million increase due to the timing of payments for accounts payable.
•A $10 million increase resulting from higher customer collections primarily from electric distribution and transmission base rate increases and increased natural gas base rates effective December 2, 2025, pursuant to the November 2025 ICC rate order. These increases were partially offset by lower customer collections under cost recovery mechanisms.
Cash Flows from Investing Activities
Ameren’s cash used in investing activities increased $595 million during the first six months of 2026, compared with the year-ago period, primarily as a result of a $523 million increase in capital expenditures, largely resulting from the acquisition of the Split Rail Solar Project at Ameren Missouri, partially offset by decreased storm-related expenditures at Ameren Missouri and decreased expenditures for natural gas infrastructure upgrades at Ameren Illinois.

Ameren Missouri’s cash used in investing activities increased $617 million during the first six months of 2026, compared with the year-ago period, primarily as a result of a $446 million increase in capital expenditures, largely resulting from the acquisition of the Split Rail Solar Project, partially offset by decreased storm-related expenditures, and a $159 million increase due to net money pool advances.
Ameren Illinois’ cash used in investing activities decreased $32 million during the first six months of 2026, compared with the year-ago period, as a result of a decrease in capital expenditures, primarily for electric transmission and natural gas infrastructure upgrades.
Cash Flows from Financing Activities
Cash provided by, or used in, financing activities is a result of our financing needs, which depend on the level of cash provided by operating activities, the level of cash used in investing activities, the level of dividends, and our long-term debt maturities, among other things.
Ameren’s cash provided by financing activities increased $681 million during the first six months of 2026, compared with the year-ago period. During the first six months of 2026, Ameren utilized net proceeds from the issuance of long-term debt of $1.8 billion to repay then-outstanding short-term debt, including short-term debt incurred to refinance $350 million of long-term debt maturities. During the first six months of 2026, Ameren utilized proceeds from net commercial paper issuances of $577 million and cash provided by operating activities to fund, in part, capital expenditures. In comparison, during the first six months of 2025, Ameren utilized net proceeds from the issuance of long-term debt of $1.6 billion for general corporate purposes, and to repay $300 million of long-term debt maturities and then-outstanding short-term debt. Short-term debt along with cash provided by operating activities were used to fund, in part, capital expenditures. During the first six months of 2026, Ameren paid common stock dividends of $414 million, compared with $384 million in the year-ago period, as a result of an increase in both the dividend rate and the number of common shares outstanding.
Ameren Missouri’s cash provided by financing activities increased $547 million during the first six months of 2026, compared with the year-ago period. During the first six months of 2026, Ameren Missouri utilized net proceeds from the issuance of long-term debt of $1.4 billion to repay then-outstanding short-term debt, including net commercial paper of $471 million. Additionally, during the first six months of 2026, Ameren Missouri utilized capital contributions from Ameren (Parent) of $425 million, and cash provided by operating activities to fund, in part, capital expenditures. In comparison, during the first six months of 2025, Ameren Missouri utilized net proceeds from the issuance of long-term debt of $500 million to repay then-outstanding short-term debt. In addition, during the first six months of 2025, Ameren Missouri utilized proceeds from net commercial paper issuances of $330 million and cash provided by operating activities to fund, in part, capital expenditures. During the first six months of 2025, Ameren Missouri paid common stock dividends of $50 million.
Ameren Illinois’ cash provided by financing activities increased $55 million during the first six months of 2026, compared with the year-ago period. During the first six months of 2026, Ameren Illinois utilized proceeds from net commercial paper issuances of $295 million, money pool borrowings of $116 million, and cash provided by operating activities to fund, in part, capital expenditures. In comparison, during the first six months of 2025, Ameren Illinois utilized proceeds from the issuance of long-term debt of $350 million to repay $300 million of long-term debt maturities and then-outstanding short-term debt. In addition, during the first six months of 2025, Ameren Illinois also utilized proceeds from net commercial paper issuances of $157 million and cash provided by operating activities to fund, in part, capital expenditures, and to repay $37 million of money pool borrowings. During the first six months of 2026, Ameren Illinois also paid common stock dividends of $265 million compared with $75 million in the year-ago period.
See Long-term Debt and Equity in this section for additional information on maturities and issuances of long-term debt, and issuances of common stock.

Short-term Debt and Liquidity
The following table presents Ameren’s consolidated net available liquidity as of June 30, 2026:

Available at June 30, 2026
Ameren (parent) and Ameren Missouri:
Missouri Credit Agreement – borrowing capacity	$1,900
Less: Ameren (parent) commercial paper outstanding and other short-term debt	534
Less: Letters of credit	59
Missouri Credit Agreement – subtotal	1,307
Ameren (parent) and Ameren Illinois:
Illinois Credit Agreement – borrowing capacity	1,300
Less: Ameren (parent) commercial paper outstanding and other short-term debt	374
Less: Ameren Illinois commercial paper outstanding	312
Less: Letters of credit	4
Illinois Credit Agreement – subtotal	610
Subtotal	$1,917
Add: Cash and cash equivalents	12
Net Available Liquidity(a)	$1,929
(a)Does not include Ameren’s forward equity sale agreements. See Note 4 – Long-term Debt and Equity Financings under Part I, Item 1, of this report for additional information.
The Credit Agreements, among other things, provide $3.2 billion of credit until maturity in December 2030. See Note 3 – Short-term Debt and Liquidity under Part I, Item 1, of this report for additional information on the Credit Agreements. During the six months ended June 30, 2026, Ameren (parent), Ameren Missouri, and Ameren Illinois each issued commercial paper. Borrowings under the Credit Agreements and commercial paper issuances are based upon available interest rates at the time of the borrowing or issuance.
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

Long-term Debt and Equity
The following table presents issuances (net of any issuance premiums or discounts) of long-term debt and equity, as well as redemptions and maturities of long-term debt for the six months ended June 30, 2026 and 2025:

	Month Issued, Redeemed, or Matured	2026		2025
Issuances of Long-term Debt
Ameren:
5.375% Senior unsecured notes due 2035	March	$—		$749
5.00% Senior unsecured notes due 2036	March	399		—
Ameren Missouri:
4.80% First mortgage bonds due 2036	February	450		—
5.55% First mortgage bonds due 2056	February	448		—
5.25% First mortgage bonds due 2035	April	—		500
5.75% First mortgage bonds due 2056	June	497		—
Ameren Illinois:
5.625% First mortgage bonds due 2055	March	—		350
Total Ameren long-term debt issuances		$1,794		$1,599
Issuances of Common Stock
Ameren:
DRPlus and 401(k)(a)(b)	Various	$22		$25
Total Ameren common stock issuances(c)		$22		$25
Maturities of Long-term Debt
Ameren:
3.65% Senior unsecured notes due 2026	February	$350		$—
Ameren Missouri:
4.85% Securitized utility tariff bonds due 2039(d)	April	12		—
Ameren Illinois:
3.25% Senior secured notes due 2025	March	—		300
Total Ameren long-term debt maturities		$362	(e)	$300	(e)
(a)Ameren issued a total of 0.2 million and 0.2 million shares of common stock under its DRPlus and 401(k) plan for the six months ended June 30, 2026 and 2025, respectively.
(b)Excludes a $7 million and $7 million receivable at June 30, 2026 and 2025, respectively.
(c)Excludes 0.2 million and 0.3 million shares of common stock valued at $25 million and $25 million issued for no cash consideration in connection with stock-based compensation for the six months ended June 30, 2026 and 2025, respectively.
(d)These securitized utility tariff bonds were issued by AMF. The securitized tariff bondholders have no recourse to Ameren Missouri.
(e)Excludes Ameren (parent)’s purchases of senior secured notes and first mortgage bonds issued by Ameren Missouri and first mortgage bonds issued by Ameren Illinois for $16 million and $24 million in aggregate for the six months ended June 30, 2026 and 2025, respectively.
See Note 4 – Long-term Debt and Equity Financings under Part I, Item 1, of this report for additional information, including proceeds from issuances of long-term debt, the use of those proceeds, Ameren’s forward equity sale agreements, and the ATM program.
Indebtedness Provisions and Other Covenants
At June 30, 2026, the Ameren Companies were in compliance with the provisions and covenants contained in their credit agreements, indentures, and articles of incorporation, as applicable, and ATXI was in compliance with the provisions and covenants contained in its note purchase agreements. See Note 3 – Short-term Debt and Liquidity under Part I, Item 1, of this report and Note 4 – Short-term Debt and Liquidity and Note 5 – Long-term Debt and Equity Financings under Part II, Item 8, of the Form 10-K for a discussion of provisions, applicable cross-default provisions, and covenants contained in our credit agreements, in ATXI’s note purchase agreements, and in certain of the Ameren Companies’ indentures and articles of incorporation.
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
See Note 4 – Short-term Debt and Liquidity and Note 5 – Long-term Debt and Equity Financings under Part II, Item 8, of the Form 10-K for additional discussion of covenants and provisions contained in certain of the Ameren Companies’ financial agreements and articles of incorporation that would restrict the Ameren Companies’ payment of dividends in certain circumstances. At June 30, 2026, none of these circumstances existed at Ameren, Ameren Missouri, or Ameren Illinois and, as a result, these companies were not restricted from paying dividends.
The following table presents common stock dividends declared and paid by Ameren Corporation to its common shareholders and by Ameren subsidiaries to their parent, Ameren Corporation, for the six months ended June 30, 2026 and 2025:

	Six Months
	2026	2025
Ameren	$414	$384
Ameren Missouri	—	50
Ameren Illinois	265	75
ATXI	15	39
Collateral Postings
Any weakening of our credit ratings may reduce access to capital and trigger additional collateral postings and prepayments. Such changes may also increase the cost of borrowing, resulting in an adverse effect on earnings. Cash collateral postings and prepayments made with external parties were immaterial and cash collateral posted by external parties were $124 million, $41 million, and $83 million for Ameren, Ameren Missouri, and Ameren Illinois at June 30, 2026. A sub-investment-grade issuer or senior unsecured debt rating (below “Baa3” from Moody’s or below “BBB-” from S&P) at June 30, 2026, could have resulted in Ameren, Ameren Missouri, or Ameren Illinois being required to post additional collateral or other assurances for certain trade and contractual obligations amounting to $145 million, $69 million, and $76 million, respectively.
Changes in commodity prices could trigger additional collateral postings and prepayments. Based on credit ratings at June 30, 2026, if market prices were 15% higher or lower than June 30, 2026 levels in the next 12 months and 20% higher or lower thereafter through the end of the term of the commodity contracts, then Ameren and Ameren Missouri could be required to post $61 million of collateral or provide other assurances for certain trade and contractual obligations.
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
Operations
•The PPRA became effective in 2025. The law made modifications to integrated resource planning, which requires Missouri electric utilities to file plans for meeting their customers' long-term energy needs. By August 2027, the MoPSC will publish a schedule for Missouri electric utilities to file integrated resource plans every four years. The MoPSC will be required to issue an order on the plans and shall determine whether the electric utility has submitted sufficient documentation and selected preferred resource plans representing a reasonable and prudent means of serving the utility's load obligations at just and reasonable rates. If the MoPSC approves the plans, requests for CCNs for new generation facilities to be constructed or acquired as a part of the approved plans shall be deemed necessary and convenient and the scope of the CCN proceedings to review projects will be limited. The approved generation facilities will also be eligible to include construction work in progress in rate base, subject to MoPSC approval, which would improve the timeliness of cash recovery. Utilities are not allowed to capitalize allowance for funds used during construction on amounts included in rate base under this provision. The amount of construction work in progress to be included in rate base is limited to prudently incurred expenditures made within the construction period for the facility. Separately, outside of the integrated resource planning process discussed above, the law allows a Missouri electric utility to request that the MoPSC authorize the inclusion of construction work in progress for new natural gas-fired generation facilities in rate base, subject to the same restrictions discussed above. The provisions allowing for the inclusion of construction work in progress on natural gas-fired generation in rate base expire in December 2035, unless Ameren Missouri requests and receives MoPSC approval of an extension through 2045. Also, the law allows natural gas utilities to file regulatory rate reviews using a future test year, subject to MoPSC approval. The law also made modifications to the PISA and requires electric utilities to submit service tariff schedules for certain large load customers as discussed below.
•The PISA permits Ameren Missouri to defer and recover 85% of the depreciation expense for investments in qualifying property, plant, and equipment placed in service and not included in base rates. Investments not eligible for recovery under the PISA include amounts related to new nuclear generation facilities and service to new customer premises. Additionally, the PISA permits Ameren Missouri to earn a return at the applicable WACC on 85% of rate base that incorporates those qualifying investments, as well as changes in total accumulated depreciation excluding retirements and plant-related deferred income taxes since the previous regulatory rate review. Also, under the RESRAM, Ameren Missouri is permitted to recover the 15% of depreciation expense not recovered under the PISA, and earn a return at the applicable WACC for investments in renewable generation plant placed in service to comply with Missouri’s renewable energy standard. The PISA and the RESRAM mitigate the effects of regulatory lag between regulatory rate reviews. Those investments not eligible for recovery under the PISA and the remaining 15% of certain property, plant, and equipment placed in service, unless eligible for recovery under the RESRAM, remain subject to regulatory lag. Pursuant to the PPRA discussed above, Ameren Missouri’s PISA election was extended through 2035 and an additional extension through 2040 is allowed if requested by Ameren Missouri and approved by the MoPSC. This law also reduced the annual limit on increases to the electric service revenue requirement used to set customer rates, compared to the revenue requirement established in the immediately preceding rate order, due to the inclusion of incremental PISA deferrals in the revenue requirement. The annual limit in effect was 2.5% and changed to 2.25%, prorated monthly, for revenue requirements approved by the MoPSC after August 2025. Ameren Missouri expects significantly higher allowance for equity funds used during construction and investments in infrastructure eligible for PISA in 2026, compared to 2025.
•In June 2026, Ameren Missouri filed a request with the MoPSC seeking approval to increase its annual revenues for electric service by $343 million. The MoPSC proceeding relating to the proposed electric service rate changes will take place over a period of up to 11 months, with a decision by the MoPSC expected by May 2027 and new rates effective by June 2027. Ameren Missouri cannot predict the level of any electric service rate change the MoPSC may approve, whether the requested regulatory recovery mechanisms will be continued, or whether any rate change that may eventually be approved will be sufficient for Ameren Missouri to recover its costs and earn a reasonable return on its investments when the rate change goes into effect.
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
•Pursuant to the CEJA, Ameren Illinois may file an MYRP with the ICC to establish base rates for electric distribution service to be charged to customers for each calendar year of a four-year period. The base rates for a particular calendar year are based on forecasted recoverable costs and an ICC-determined ROE applied to Ameren Illinois’ forecasted average annual rate base using a forecasted capital structure, with a common equity ratio of up to 50% being deemed prudent and reasonable by law and a higher equity ratio requiring specific ICC approval. The ROE determined by the ICC for each calendar year of the four-year period is subject to annual adjustments based on certain performance incentives and penalties. An MYRP allows Ameren Illinois to reconcile electric distribution service rates to its actual revenue requirement on an annual basis, subject to a reconciliation cap and adjustments to the ROE. Under the MYRP discussed below, Ameren Illinois’ 2026 electric distribution service revenues are based on its 2026 actual recoverable costs,

2026 year-end rate base, and an ROE of 8.72%, as adjusted for any performance incentives or penalties, provided the actual revenue requirement does not exceed the reconciliation cap. If a given year’s revenue amount collected from customers varies from the approved revenue requirement, an adjustment is made to electric operating revenues with an offset to a regulatory asset or liability to reflect that year’s actual revenue requirement. The regulatory balance is then collected from, or refunded to, customers within two years from the end of the applicable annual period. Additionally, the RBA ensures electric distribution service revenues are decoupled from sales volumes and wholesale and miscellaneous revenue differences from those assumed in the revenue requirement approved by the ICC. The RBA remains effective whether Ameren Illinois elects to file an MYRP or a traditional regulatory rate review. In April 2026, Ameren Illinois filed a reconciliation adjustment to its 2025 electric distribution service revenue requirement with the ICC. In June 2026, the ICC staff filed its calculation of the reconciliation adjustment, recommending recovery of $31 million. In July 2026, Ameren Illinois filed a revised reconciliation adjustment consistent with the ICC staff's recommendation. The adjustment reflects Ameren Illinois’ actual 2025 recoverable costs, 2025 year-end rate base and a capital structure composed of 50% common equity. An ICC decision is required by December 2026, and any approved adjustment would be collected from customers in 2027.
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
•In January 2026, the CRGA was enacted and became effective in June 2026. The law includes certain provisions that affect Ameren Illinois’ annual investments in energy-efficiency programs, and the related return on those investments. Under the law, the annual spending cap for energy-efficiency investments increased for 2027, 2028, and 2029. As a result, in May 2026, Ameren Illinois filed an electric energy efficiency plan with the ICC, which includes annual investments in electric energy-efficiency programs up to $192 million, $239 million, and $276 million for 2027, 2028, and 2029, respectively. A decision by the ICC in this proceeding is expected by November 2026. In addition, beginning in 2027, the ROE component of the applicable WACC used to calculate Ameren Illinois’ return on energy-efficiency investments for the year will be that year’s ICC-approved ROE for Ameren Illinois’ electric distribution service. For 2027, the allowed ROE will be the ICC-approved 8.72% from Ameren Illinois’ MYRP electric distribution service regulatory rate review. The allowed ROE can be increased or decreased up to 200 basis points, depending on the achievement of annual energy savings and demand goals.
•Pursuant to Illinois law, Ameren Illinois’ electric energy-efficiency investments are deferred as a regulatory asset and earn a return at the applicable WACC. Through 2026, the ROE component of the applicable WACC is based on the annual average of the monthly yields of the 30-year United States Treasury bonds plus 580 basis points. The allowed ROE on electric energy-efficiency investments can be increased or decreased by up to 200 basis points, depending on the achievement of annual energy savings and demand goals. While the ICC has approved a plan for Ameren Illinois to invest approximately $126 million per year in electric energy-efficiency programs through 2029, the ICC has the ability to reduce the amount of electric energy-efficiency savings goals in future program years if there are insufficient cost-effective programs available, which could reduce Ameren Illinois’ investments in electric energy-efficiency programs. Pursuant to the CRGA, Ameren Illinois filed an updated energy-efficiency plan for 2027 through 2029 as discussed above.
•In November 2025, the ICC issued an order in Ameren Illinois’ January 2025 natural gas delivery service regulatory rate review, which resulted in an increase to Ameren Illinois’ annual revenues for natural gas delivery service of $79 million. The order reflected a reduction of $75 million of planned distribution and transmission capital investments included in Ameren Illinois’ future test year request. The new rates became effective in December 2025. In January 2026, Ameren Illinois filed an appeal of the ICC’s November 2025 order to the Illinois Appellate Court for the Fifth Judicial District. The appeal challenged the inclusion of the non-service cost component of the net periodic benefit income related to other postretirement benefits in the annual revenue requirement and the $75 million reduction of planned capital investments, among other things. The court is under no deadline to address the appeal, and Ameren Illinois cannot predict the ultimate outcome of the appeal.
•A November 2023 ICC order directed the ICC staff to develop a plan for a future of gas proceeding. All of the Illinois natural gas utilities subject to ICC regulation are included in this proceeding, which is exploring issues involving the decarbonization of the natural gas distribution system in light of the state of Illinois’ goal of economy-wide 100% clean energy by 2050, pursuant to the CEJA. Some of the issues being addressed include the mitigation of any natural gas distribution stranded assets, the role of energy efficiency in decarbonization, and the associated impacts of natural gas decarbonization to the electric distribution system, among others. A final ICC staff report is expected in 2026 and will be used by the ICC to guide further action, if any.
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
•Ameren Missouri and Ameren Illinois continue to make infrastructure investments to meet customer needs and expect to seek increases to electric and natural gas rates to recover the cost of investments and earn an adequate return. Ameren Missouri and Ameren Illinois will also seek new, or to maintain existing, regulatory and legislative solutions to address regulatory lag and to support investment in their utility infrastructure for the benefit of their customers. Ameren Missouri and Ameren Illinois continue to face cost recovery pressures, higher cost of debt, customer conservation efforts, the impacts of additional customer energy-efficiency programs, and increased customer use of increasingly cost-effective advancements in innovative energy technologies, including private generation and battery storage. We expect a net increase in demand resulting from the electrification of the economy, including in the transportation sector. In addition, several entities in various industries are considering either locating or expanding their operations within our service territories. In 2026, Ameren Missouri executed electric service agreements with large load customers under its modified large primary service tariff that was approved in 2025, representing 2.8 gigawatts of demand that is expected to begin materializing in the second half of 2027 and to reach full capacity by the end of 2029. Construction agreements have been signed with developers representing 3.4 gigawatts of demand, which includes the executed electric service agreements. Serving increased demand due to electrification, new customers, and other growth will require increased investments, including future investments for system reliability improvements and new generation sources, which will result in rate base growth, and higher purchased power costs in the future until new generation is placed in service. Ameren Missouri’s purchased power costs are part of the net energy costs recoverable under the FAC, with 95% of the variance between net energy costs and the amount set in base rates recovered or refunded through the FAC.
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
•adding 1,600 MWs of natural gas-fired simple-cycle generation by 2030, which are expected to be achieved through the Big Hollow and Castle Bluff natural gas generation projects discussed in Note 2 – Rate and Regulatory Matters under Part I, Item 1, of this report, and an additional 1,200 MWs by 2043;
•adding 2,100 MWs of natural gas-fired combined-cycle generation by 2035, which are expected to be achieved through the West Alton Natural Gas Project discussed in Note 2 – Rate and Regulatory Matters under Part I, Item 1, of this report, and an additional 1,200 MWs by 2040;
•adding 3,200 MWs of renewable generation by 2030, which includes the solar generation projects discussed in Note 2 – Rate and Regulatory Matters under Part I, Item 1, of this report, and an additional 1,500 MWs by 2035;
•adding 1,000 MWs of battery storage by 2030, which includes the battery energy storage projects discussed in Note 2 – Rate and Regulatory Matters under Part I, Item 1, of this report, and an additional 800 MWs by 2042;
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
Ameren Missouri’s plan could be affected by, among other factors: Ameren Missouri’s ability to obtain CCNs from the MoPSC, and any other required state or federal approvals for the addition of renewable resources, battery storage, or nuclear or natural gas-fired generation, retirement of energy centers, and new or continued customer energy-efficiency programs; the ability to enter into agreements for renewable, natural gas-fired, or nuclear generation or battery storage and acquire or construct those resources at a reasonable cost; the ability of suppliers, contractors, and developers to meet contractual commitments and complete projects timely, which is dependent upon the availability of necessary labor, materials, and equipment, geopolitical conflict, or government actions, among other things; changes in the scope and timing of projects; the ability to enter into natural gas supply agreements at reasonable prices and adequate quantities to power Ameren Missouri’s natural gas-fired energy centers; the continued existence and ability to qualify for, and use or transfer, federal production or investment tax credits; the ability to maintain system reliability; new and/or changes in environmental regulations, including those related to CO2 and other greenhouse gas emissions; energy and capacity prices; and demand; Ameren Missouri’s ability to obtain necessary rights-of-way, easements, and transmission interconnection agreements at an acceptable cost and in a timely fashion; the ability to earn an adequate return on invested capital; and the ability to raise capital on reasonable terms. Also, changes to capacity accreditation rules adopted by the MISO could reduce the accredited capacity of renewable generation and battery storage and increase regional capacity prices, potentially requiring additional investment and higher costs to satisfy resource adequacy requirements. In addition, the presidential administration has issued executive orders and taken other actions to increase investment in fossil fuel infrastructure, including implementing low cost financing programs for certain fossil fuel-fired generation projects. This change in federal domestic energy policy has created uncertainty regarding the role existing renewable generation will play in supporting the United States’ energy grid and the timing and extent of future renewable generation infrastructure development. Ameren Missouri’s plan could be affected by this change in energy policy. Ameren Missouri expects to file its next preferred resource plan in September 2026.
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
•In 2021, the MISO issued a report outlining a preliminary long-range transmission planning roadmap of projects through 2039, which considers the rapidly changing generation mix within MISO resulting from significant additions of renewable generation, actual and expected generation plant closures, and state mandates or goals for clean energy or carbon emissions reductions. In 2022, the MISO approved the first tranche of projects under the roadmap. A portion of these projects were assigned to various utilities, of which Ameren was awarded projects that are estimated to cost approximately $1.8 billion, based on the MISO’s cost estimate. Related to these projects, Ameren began construction in 2024, with forecasted completion dates near the end of this decade. In addition, the MISO awarded three competitive bid projects to ATXI that represent a total estimated investment of approximately $250 million for ATXI. Also in 2024, the MISO approved a first set of second tranche projects. A portion of these projects were assigned to Ameren and are estimated to cost approximately $1.3 billion, based on the MISO’s cost estimate. Related to these projects, Ameren expects to begin construction in mid-2028, with forecasted completion dates early in the next decade. The first set of second tranche projects also includes competitive bid projects. In May 2026, the MISO awarded two of these competitive bid projects to ATXI and other joint owners that represent a total estimated investment of approximately $700 million for ATXI, based on the MISO’s cost estimate. In June 2026, the MISO and Ameren Services, on behalf of ATXI, filed a request with the FERC to allow transmission rate incentives relating to these competitive bid projects awarded to ATXI. If approved by the FERC, the incentives would allow construction work in progress to be included in rate base, thereby improving the timeliness of cash recovery, and would allow recovery of prudently incurred costs, subject to FERC approval, for any portion of the projects if they are abandoned for reasons beyond the control of ATXI. If the incentive allowing construction work in progress to be included in rate base is approved by the FERC, ATXI would not capitalize allowance for funds used during construction on the related projects. A decision by the FERC is expected in August 2026. The remaining competitive bid projects that have not been awarded are estimated to cost $2.7 billion, based on the MISO’s cost estimate. The competitive bid process is expected to continue through 2026.
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
•The Ameren Companies have multiyear credit agreements that cumulatively provide $3.2 billion of credit through December 2030, subject to a 364-day repayment term for Ameren Missouri and Ameren Illinois, with the option to seek incremental commitments to increase the cumulative credit provided to $4.0 billion. See Note 3 – Short-term Debt and Liquidity under Part I, Item 1, of this report and Note 4 – Short-term Debt and Liquidity under Part II, Item 8, of the Form 10-K for additional information regarding the Credit Agreements. See Note 5 – Long-term Debt and Equity Financings under Part II, Item 8, of the Form 10-K for long-term debt maturities from 2026 to 2030 and beyond at Ameren (parent), Ameren Missouri, Ameren Illinois, and ATXI. See Note 4 – Long-term Debt and Equity Financings under Part I, Item 1, of this report for outstanding forward sale agreements, including under the ATM program, and issuances and maturities of long-term debt in 2026 through the date of this report. Ameren (parent) entered into interest rate swaps to hedge interest rate risk on certain forecasted interest payments related to future debt issuances to occur in 2026 and 2027. The use of cash provided by operating activities and short-term borrowings to fund capital expenditures and other long-term investments at the Ameren Companies frequently results in a working capital deficit, defined as current liabilities exceeding current assets, as was the case at June 30, 2026, for Ameren, Ameren Missouri, and Ameren Illinois. Ameren, Ameren Missouri, and Ameren Illinois each believe that their liquidity is adequate given their respective expected operating cash flows, capital expenditures, and financing plans, and expect to continue to have access to the capital and credit markets on reasonable terms when needed. However, there can be no assurance that significant changes in economic conditions, disruptions in the capital and credit markets, or other unforeseen events will not materially affect their ability to execute their expected operating, capital, or financing plans.
•Ameren expects its cash used for currently planned capital expenditures and dividends to exceed cash provided by operating activities over the next several years. As part of its funding plan for capital expenditures, Ameren is using newly-issued shares of common stock to satisfy requirements under the DRPlus and employee benefit plans and expects to continue to do so through at least 2030. Additionally, Ameren may offer and sell from time to time common stock, including under its ATM program, which includes the ability to enter into forward sale agreements, subject to market conditions and other factors. As of June 30, 2026, Ameren had approximately $417 million of common stock remaining available for sale under the ATM program. As of June 30, 2026, Ameren had multiple forward sale agreements with various counterparties relating to 16.0 million shares of common stock. In July 2026, Ameren entered into forward sale agreements under the ATM program relating to 1.4 million shares of common stock. Of these shares, Ameren expects to settle 6.4 million in 2026 and the remaining 11 million to fund a portion of its equity needs beyond 2026. Ameren’s equity financing plan is estimated to be approximately $4 billion from 2026 to 2030. This plan includes equity issuances under forward sales agreements, the DRPlus, and employee benefit plans, and could include issuances of hybrid debt securities. Ameren expects these issuances to be aligned with the timing of generation investments. The Ameren Companies expect their equity to total capitalization and cash flow metrics to support solid investment-grade credit ratings. Ameren Missouri and Ameren Illinois expect to fund cash flow needs through debt issuances, cash provided by operating activities, and/or capital contributions from Ameren (parent).
•Pursuant to the IRA and the OBBBA, Ameren Missouri expects to transfer production and investment tax credits to unrelated parties in an aggregate amount of approximately $1.8 billion from 2026 to 2030. Proceeds from these transfers are included in Ameren Missouri’s tracker related to production and investment tax credits allowed under the IRA and the OBBBA or the RESRAM and are ultimately refunded to customers.
•As of June 30, 2026, Ameren had $351 million in tax benefits from federal and state income tax credit carryforwards, $186 million in tax benefits from federal and state net operating loss carryforwards, $20 million in tax receivables, which will be utilized in future periods, and $45 million in receivables related to production and investment tax credits to be transferred to third parties. Future expected income tax payments are based on expected taxable income, available income tax credit and net operating loss carryforwards, and current tax law. Expected taxable income is affected by expected capital expenditures, when property, plant, and equipment is placed in-service or retired, and the timing of regulatory reviews, among other things. Ameren expects annual federal income tax payments to be immaterial through 2030.
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
ITEM 4. CONTROLS AND PROCEDURES.
(a)Evaluation of Disclosure Controls and Procedures
As of June 30, 2026, evaluations were performed under the supervision and with the participation of management, including the principal executive officer and the principal financial officer of each of the Ameren Companies, of the effectiveness of the design and operation of such registrant’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act). Based on those evaluations, as of June 30, 2026, the principal executive officer and the principal financial officer of each of the Ameren Companies concluded that such disclosure controls and procedures are effective to provide assurance that information required to be disclosed in such registrant’s reports filed or submitted under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms and such information is accumulated and communicated to its management, including its principal executive officer and its principal financial officer, to allow timely decisions regarding required disclosure.
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
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.
Ameren Corporation, Ameren Missouri, and Ameren Illinois did not purchase equity securities reportable under Item 703 of Regulation S-K during the period from April 1, 2026, to June 30, 2026.
ITEM 5. OTHER INFORMATION.
Insider Adoption or Termination of Trading Arrangements
During the fiscal quarter ended June 30, 2026, none of our directors or officers informed us of the adoption or termination of a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as those terms are defined in Regulation S-K, Item 408.

ITEM 6. EXHIBITS.
The documents listed below are being filed or have previously been filed on behalf of the Ameren Companies and are incorporated herein by reference from the documents indicated and made a part hereof. Exhibits not identified as previously filed are filed herewith.

Exhibit Designation	Registrant(s)	Nature of Exhibit	Previously Filed as Exhibit to:
Instruments Defining Rights of Security Holders, Including Indentures
4.1	Ameren Ameren Missouri	Supplemental Indenture to the Ameren Missouri Mortgage, dated June 1, 2026, for 5.75% First Mortgage Bonds due 2056	June 29, 2026 Form 8-K, Exhibit 4.2, File No. 1-2967
Material Contracts
10.1	Ameren Ameren Missouri	*Bonus Agreement, dated as of June 1, 2026, between Ameren Services and Aaron P. Melda
10.2	Ameren Ameren Missouri	*Restricted Stock Unit Award Agreement, dated as of June 1, 2026, between Ameren and Aaron P. Melda
10.3	Ameren Companies	*Revised Schedule I to Second Amended and Restated Ameren Change of Control Severance Plan, as amended
Rule 13a-14(a) / 15d-14(a) Certifications
31.1	Ameren	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer of Ameren
31.2	Ameren	Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer of Ameren
31.3	Ameren Missouri	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer of Ameren Missouri
31.4	Ameren Missouri	Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer of Ameren Missouri
31.5	Ameren Illinois	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer of Ameren Illinois
31.6	Ameren Illinois	Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer of Ameren Illinois
Section 1350 Certifications
32.1	Ameren	Section 1350 Certification of Principal Executive Officer and Principal Financial Officer of Ameren
32.2	Ameren Missouri	Section 1350 Certification of Principal Executive Officer and Principal Financial Officer of Ameren Missouri
32.3	Ameren Illinois	Section 1350 Certification of Principal Executive Officer and Principal Financial Officer of Ameren Illinois
Interactive Data Files
101.INS	Ameren Companies	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
101.SCH	Ameren Companies	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Ameren Companies	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB	Ameren Companies	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Ameren Companies	Inline XBRL Taxonomy Extension Presentation Linkbase Document
101.DEF	Ameren Companies	Inline XBRL Taxonomy Extension Definition Document
104	Ameren Companies	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)
*Compensatory plan or arrangement.
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
Date: August 3, 2026