Form 10-Q
period 2026-09-30
AMEREN CORP; Ameren Illinois Co; UNION ELECTRIC CO
filed 2026-11-06
CIK 1002910, 18654, 100826

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the Quarterly Period Ended September 30, 2026

OR

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from to

Commission File Number	Exact name of registrant as specified in its charter; State of Incorporation; Address and Telephone Number	IRS Employer Identification No.
1-14756	Ameren Corporation	43-1723446
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

Ameren Corporation	☐
Union Electric Company	☐
Ameren Illinois Company	☐
Indicate by check mark whether each registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Ameren Corporation	Yes	☐	No	☒
Union Electric Company	Yes	☐	No	☒
Ameren Illinois Company	Yes	☐	No	☒
The number of shares outstanding of each registrant’s classes of common stock as of October 30, 2026, was as follows:

Registrant	Title of each class of common stock	Shares outstanding
Ameren Corporation	Common stock, $0.01 par value per share	276,937,491
Union Electric Company	Common stock, $5 par value per share, held by Ameren Corporation	102,123,834
Ameren Illinois Company	Common stock, no par value, held by Ameren Corporation	25,452,373

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
2026 PRP – Ameren Missouri’s preferred resource plan for meeting customers’ projected long-term energy needs, which was filed with the MoPSC in September 2026 as a part of its integrated resource plan.
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
•our ability to control costs and make necessary investments in our businesses, including our ability to recover costs and investments, and to earn our allowed ROEs, within frameworks established by our regulators, while maintaining affordability for our customers;
•the effect and duration of Ameren Illinois’ election to utilize a four-year MYRP for electric distribution service ratemaking, including the effect of the reconciliation cap on the electric distribution revenue requirement;
•the effect on Ameren Missouri of any customer rate caps or limitations on increasing the electric service revenue requirement pursuant to Ameren Missouri’s election to use the PISA;
•Ameren Missouri’s ability to construct and/or acquire generation and battery energy storage facilities, extend the operating license for the Callaway Energy Center, reliably operate existing energy centers through their expected retirement dates, retire fossil fuel-fired energy centers, and implement new or existing customer energy-efficiency programs, in each case in accordance with its Smart Energy Plan and preferred resource plan, and to recover its cost of investment, a related return, and, in the case of customer energy-efficiency programs, any lost electric revenues in a timely manner, each of which is affected by the ability to timely obtain and maintain all necessary regulatory and project approvals, including CCNs from the MoPSC or any other required approvals, including permits to construct and operate the facilities;
•our ability to realize and support forecasted energy demand and capacity from new and potential new customers, including demand growth dependent on the addition of new data centers and other large primary service customers within our service territories, such as the large load customers that signed electric service agreements with Ameren Missouri in 2026;
•the effects on energy prices and demand for our services resulting from customer growth patterns or usage, including demand from data centers; technological advances, including advances in customer energy efficiency; electric vehicles; electrification of various industries; energy storage; and private generation sources, which are becoming increasingly cost-competitive;
•Ameren Missouri’s ability to earn, utilize, or transfer at a reasonable price federal production and investment tax credits related to renewable energy, energy storage, and nuclear energy; the cost of wind, solar, and other renewable generation and battery energy storage technologies; and our ability to obtain timely interconnection agreements with the MISO or other RTOs at an acceptable cost for each facility;
•the effect of changes in federal domestic energy policy to support investment in fossil fuel infrastructure and the effect of those changes on Ameren Missouri’s ability to construct and/or acquire renewable energy generation facilities and battery energy storage;

•the results of the MISO long-range transmission planning process, including potential changes to planned projects, the ability to obtain competitively bid or assigned projects and related approvals, including CCNs from the MoPSC and ICC or any other required approvals, and changes in applicable legislative or regulatory frameworks;
•the ability of our counterparties to meet their obligations with respect to contracts, credit agreements, and financial instruments, including as they relate to the construction and acquisition of electric and natural gas utility infrastructure, and the ability of counterparties to complete projects, which is dependent upon the availability of labor and necessary materials and equipment, including those obligations that are affected by supply chain disruptions;
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
•the effects of changes in federal, state, or local tax laws or rates; additional regulations, interpretations, amendments, or technical corrections to, or in connection with the OBBBA and the IRA, including the effects of the OBBBA as it relates to construction timelines of solar, wind, and battery energy storage projects, along with the ability to obtain materials for these projects to be eligible for federal production and investment tax credits; and any challenges to the tax positions taken by the Ameren Companies, as well as resulting effects on customer rates;
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
•the financing, construction, installation, performance, and cost recovery of generation, transmission, and distribution assets;
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
•the impact of negative opinions of us or our utility services that our customers, investors, legislators, regulators, creditors, rating agencies, or other stakeholders may have or develop, which could result from a variety of factors, including failures in system reliability, failure to implement our investment plans or disagreement with those plans, failure to protect sensitive customer information, increases in rates, data centers entering our service territories, negative media coverage, or concerns about company policies or practices;
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

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS.

AMEREN CORPORATION
CONSOLIDATED STATEMENT OF INCOME AND COMPREHENSIVE INCOME
(Unaudited) (In millions, except per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Operating Revenues:
Electric	$2,722	$2,563	$6,270	$6,223
Natural gas	160	136	880	794
Total operating revenues	2,882	2,699	7,150	7,017
Operating Expenses:
Fuel and purchased power	809	768	1,749	2,064
Natural gas purchased for resale	28	25	238	233
Other operations and maintenance	535	502	1,547	1,447
Depreciation and amortization	436	415	1,254	1,168
Taxes other than income taxes	174	164	471	439
Total operating expenses	1,982	1,874	5,259	5,351
Operating Income	900	825	1,891	1,666
Other Income, Net	112	76	320	257
Interest Charges	216	208	629	570
Income Before Income Taxes	796	693	1,582	1,353
Income Taxes	119	52	231	145
Net Income	677	641	1,351	1,208
Less: Net Income Attributable to Noncontrolling Interests	1	1	4	4
Net Income Attributable to Ameren Common Shareholders	$676	$640	$1,347	$1,204

Earnings per Common Share - Basic	$2.44	$2.37	$4.87	$4.46

Earnings per Common Share – Diluted	$2.42	$2.35	$4.83	$4.43

Weighted-average Common Shares Outstanding – Basic	276.8	270.4	276.7	270.2
Weighted-average Common Shares Outstanding – Diluted	278.9	272.2	278.7	271.7

Net Income	$677	$641	$1,351	$1,208
Other Comprehensive Income (Loss), Net of Taxes
Pension and other postretirement benefit plan activity, net of income taxes (benefit) of $—, $—,$—, and $(1), respectively	1	—	—	(2)
Unrealized net gains (losses) on derivative hedging instruments, net of income taxes (benefit) of $11, $—, $12, and $(1), respectively	34	—	38	(6)
Comprehensive Income	712	641	1,389	1,200
Less: Comprehensive Income Attributable to Noncontrolling Interests	1	1	4	4
Comprehensive Income Attributable to Ameren Common Shareholders	$711	$640	$1,385	$1,196
The accompanying notes are an integral part of these consolidated financial statements.

AMEREN CORPORATION
CONSOLIDATED BALANCE SHEET
(Unaudited) (In millions, except per share amounts)

	September 30, 2026	December 31, 2025
ASSETS
Current Assets:
Cash and cash equivalents	$40	$13
Accounts receivable – trade (less allowance for doubtful accounts of $47 and $39, respectively)	853	665
Unbilled revenue	511	415
Miscellaneous accounts receivable	238	107
Inventories	873	774
Current regulatory assets	275	387
Other current assets	329	210
Total current assets	3,119	2,571
Property, Plant, and Equipment, Net	42,239	39,313
Investments and Other Assets:
Nuclear decommissioning trust fund	1,638	1,526
Goodwill	411	411
Regulatory assets (includes $426 and $443 related to VIEs, respectively)	2,964	2,524
Pension and other postretirement benefits	1,000	977
Other assets	1,396	1,154
Total investments and other assets	7,409	6,592
TOTAL ASSETS	$52,767	$48,476
LIABILITIES AND EQUITY
Current Liabilities:
Current maturities of long-term debt (includes $24 and $23 related to VIEs, respectively)	$1,574	$973
Short-term debt	496	643
Accounts and wages payable	976	1,254
Taxes accrued	235	66
Interest accrued	199	229
Customer deposits	244	238
Other current liabilities	469	504
Total current liabilities	4,193	3,907
Long-term Debt, Net (includes $414 and $426 related to VIEs, respectively)	20,443	18,214
Deferred Credits and Other Liabilities:
Accumulated deferred income taxes and tax credits, net	5,646	5,181
Regulatory liabilities	6,606	6,255
Asset retirement obligations	863	849
Other deferred credits and liabilities	680	540
Total deferred credits and other liabilities	13,795	12,825
Commitments and Contingencies (Notes 2, 9, and 10)
Shareholders’ Equity:
Common stock, $.01 par value, 400.0 shares authorized – shares outstanding of 276.9 and 276.4, respectively	3	3
Other paid-in capital, principally premium on common stock	8,149	8,106
Retained earnings	6,017	5,292
Accumulated other comprehensive income	38	—
Total shareholders’ equity	14,207	13,401
Noncontrolling Interests	129	129
Total equity	14,336	13,530
TOTAL LIABILITIES AND EQUITY	$52,767	$48,476
The accompanying notes are an integral part of these consolidated financial statements.

AMEREN CORPORATION
CONSOLIDATED STATEMENT OF CASH FLOWS
(Unaudited) (In millions)
	Nine Months Ended September 30,
	2026	2025
Cash Flows From Operating Activities:
Net income	$1,351	$1,208
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,277	1,199
Amortization of nuclear fuel	63	39
Amortization of debt issuance costs and premium/discounts	15	14
Deferred income taxes and tax credits, net	281	255
Allowance for equity funds used during construction	(104)	(60)
Stock-based compensation costs	24	21
Other	(7)	29
Changes in assets and liabilities:
Receivables	(411)	(356)
Inventories	(97)	(41)
Accounts and wages payable	(138)	(244)
Taxes accrued	156	307
Regulatory assets and liabilities	(220)	97
Assets, other	(48)	(29)
Liabilities, other	130	72
Pension and other postretirement benefits	(79)	(114)
Net cash provided by operating activities	2,193	2,397
Cash Flows From Investing Activities:
Capital expenditures	(4,089)	(3,118)
Nuclear fuel expenditures	(26)	(20)
Purchases of securities – nuclear decommissioning trust fund	(513)	(373)
Sales and maturities of securities – nuclear decommissioning trust fund	488	348
Other	(14)	51
Net cash used in investing activities	(4,154)	(3,112)
Cash Flows From Financing Activities:
Dividends on common stock	(622)	(576)
Dividends paid to noncontrolling interest holders	(4)	(4)
Short-term debt, net	(147)	(239)
Maturities and extinguishment of long-term debt	(378)	(324)
Issuances of long-term debt	3,234	1,960
Issuances of common stock	31	35
Employee payroll taxes related to stock-based compensation	(14)	(13)
Debt issuance costs	(34)	(17)
Net cash provided by financing activities	2,066	822
Net change in cash, cash equivalents, and restricted cash	105	107
Cash, cash equivalents, and restricted cash at beginning of year	420	328
Cash, cash equivalents, and restricted cash at end of period	$525	$435
The accompanying notes are an integral part of these consolidated financial statements.

AMEREN CORPORATION
CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY
(Unaudited) (In millions, except per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Common Stock	$3	$3	$3	$3

Other Paid-in Capital:
Beginning of period	8,132	7,541	8,106	7,513
Shares issued under the DRPlus and 401(k) plan	8	10	30	35
Stock-based compensation activity	9	8	13	11
Other paid-in capital, end of period	8,149	7,559	8,149	7,559

Retained Earnings:
Beginning of period	5,549	4,784	5,292	4,604
Net income attributable to Ameren common shareholders	676	640	1,347	1,204
Dividends on common stock	(208)	(192)	(622)	(576)
Retained earnings, end of period	6,017	5,232	6,017	5,232

Accumulated Other Comprehensive Income (Loss):
Derivative financial instruments, beginning of period	10	(3)	6	3
Change in derivative financial instruments	34	—	38	(6)
Derivative financial instruments, end of period	44	(3)	44	(3)
Deferred retirement benefit costs, beginning of period	(7)	(11)	(6)	(9)
Change in deferred retirement benefit costs	1	—	—	(2)
Deferred retirement benefit costs, end of period	(6)	(11)	(6)	(11)
Total accumulated other comprehensive income (loss), end of period	38	(14)	38	(14)
Total Shareholders’ Equity	$14,207	$12,780	$14,207	$12,780

Noncontrolling Interests:
Beginning of period	129	129	129	129
Net income attributable to noncontrolling interest holders	1	1	4	4
Dividends paid to noncontrolling interest holders	(1)	(1)	(4)	(4)
Noncontrolling interests, end of period	129	129	129	129
Total Equity	$14,336	$12,909	$14,336	$12,909

Common stock shares outstanding at beginning of period	276.8	270.4	276.4	269.9
Shares issued under the DRPlus and 401(k) plan	0.1	0.1	0.3	0.3
Shares issued for stock-based compensation	—	—	0.2	0.3
Common stock shares outstanding at end of period	276.9	270.5	276.9	270.5

Dividends per common share	$0.75	$0.71	$2.25	$2.13
The accompanying notes are an integral part of these consolidated financial statements.

UNION ELECTRIC COMPANY (d/b/a AMEREN MISSOURI)
CONSOLIDATED STATEMENT OF INCOME
(Unaudited) (In millions)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Operating Revenues:
Electric	$1,757	$1,685	$3,702	$3,893
Natural gas	24	20	133	109
Total operating revenues	1,781	1,705	3,835	4,002
Operating Expenses:
Fuel and purchased power	509	487	1,041	1,431
Natural gas purchased for resale	5	6	46	45
Other operations and maintenance	274	260	820	748
Depreciation and amortization	246	239	694	642
Taxes other than income taxes	129	122	325	300
Total operating expenses	1,163	1,114	2,926	3,166
Operating Income	618	591	909	836
Other Income, Net	58	45	171	135
Interest Charges	82	85	247	215
Income Before Income Taxes	594	551	833	756
Income Taxes	11	32	15	43
Net Income	583	519	818	713
Preferred Stock Dividends	1	1	3	3
Net Income Available to Common Shareholder	$582	$518	$815	$710
The accompanying notes as they relate to Ameren Missouri are an integral part of these consolidated financial statements.

UNION ELECTRIC COMPANY (d/b/a AMEREN MISSOURI)
CONSOLIDATED BALANCE SHEET
(Unaudited) (In millions, except per share amounts)

	September 30, 2026	December 31, 2025
ASSETS
Current Assets:
Cash and cash equivalents	$26	$6
Accounts receivable – trade (less allowance for doubtful accounts of $19 and $17, respectively)	409	284
Accounts receivable – affiliates	14	15
Unbilled revenue	297	193
Miscellaneous accounts receivable	68	15
Inventories	549	492
Current regulatory assets	135	181
Other current assets	190	119
Total current assets	1,688	1,305
Property, Plant, and Equipment, Net	22,709	20,604
Investments and Other Assets:
Nuclear decommissioning trust fund	1,638	1,526
Regulatory assets (includes $426 and $443 related to VIEs, respectively)	1,610	1,450
Pension and other postretirement benefits	279	271
Other assets	352	244
Total investments and other assets	3,879	3,491
TOTAL ASSETS	$28,276	$25,400
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Current maturities of long-term debt (includes $24 and $23 related to VIEs, respectively)	$424	$23
Short-term debt	100	471
Accounts and wages payable	485	696
Accounts payable – affiliates	110	61
Taxes accrued	212	34
Interest accrued	95	99
Other current liabilities	193	178
Total current liabilities	1,619	1,562
Long-term Debt, Net (includes $414 and $426 related to VIEs, respectively)	9,072	8,120
Long-term Debt, Net - Related Parties	107	87
Deferred Credits and Other Liabilities:
Accumulated deferred income taxes and tax credits, net	2,935	2,702
Regulatory liabilities	3,414	3,324
Asset retirement obligations	858	844
Other deferred credits and liabilities	329	184
Total deferred credits and other liabilities	7,536	7,054
Commitments and Contingencies (Notes 2, 8, 9, and 10)
Shareholders’ Equity:
Common stock, $5 par value, 150.0 shares authorized – 102.1 shares outstanding	511	511
Other paid-in capital, principally premium on common stock	3,779	3,229
Preferred stock	80	80
Retained earnings	5,572	4,757
Total shareholders’ equity	9,942	8,577
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$28,276	$25,400
The accompanying notes as they relate to Ameren Missouri are an integral part of these consolidated financial statements.

UNION ELECTRIC COMPANY (d/b/a AMEREN MISSOURI)
CONSOLIDATED STATEMENT OF CASH FLOWS
(Unaudited) (In millions)

	Nine Months Ended September 30,
	2026	2025
Cash Flows From Operating Activities:
Net income	$818	$713
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	717	673
Amortization of nuclear fuel	63	39
Amortization of debt issuance costs and premium/discounts	7	7
Deferred income taxes and tax credits, net	93	167
Allowance for equity funds used during construction	(80)	(37)
Other	9	7
Changes in assets and liabilities:
Receivables	(249)	(245)
Inventories	(55)	3
Accounts and wages payable	(158)	(240)
Taxes accrued	215	336
Regulatory assets and liabilities	(98)	(155)
Assets, other	(68)	21
Liabilities, other	93	26
Pension and other postretirement benefits	(25)	(42)
Net cash provided by operating activities	1,282	1,273
Cash Flows From Investing Activities:
Capital expenditures	(2,750)	(1,873)
Nuclear fuel expenditures	(26)	(20)
Purchases of securities – nuclear decommissioning trust fund	(513)	(373)
Sales and maturities of securities – nuclear decommissioning trust fund	488	348
Money pool advances, net	—	43
Other	(19)	—
Net cash used in investing activities	(2,820)	(1,875)
Cash Flows From Financing Activities:
Dividends on common stock	—	(125)
Dividends on preferred stock	(3)	(3)
Short-term debt, net	(371)	259
Money pool borrowings, net	—	51
Maturities of long-term debt	(12)	—
Issuances of long-term debt	1,395	500
Capital contribution from parent	550	—
Debt issuance costs	(15)	(4)
Net cash provided by financing activities	1,544	678
Net change in cash, cash equivalents, and restricted cash	6	76
Cash, cash equivalents, and restricted cash at beginning of year	68	17
Cash, cash equivalents, and restricted cash at end of period	$74	$93
The accompanying notes as they relate to Ameren Missouri are an integral part of these consolidated financial statements.

UNION ELECTRIC COMPANY (d/b/a AMEREN MISSOURI)
CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY
(Unaudited) (In millions)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Common Stock	$511	$511	$511	$511

Other Paid-in Capital
Beginning of period	3,654	3,201	3,229	3,201
Capital contributions from parent	125	—	550	—
Other paid-in capital, end of period	3,779	3,201	3,779	3,201

Preferred Stock	80	80	80	80

Retained Earnings:
Beginning of period	4,990	4,348	4,757	4,206
Net income	583	519	818	713
Dividends on common stock	—	(75)	—	(125)
Dividends on preferred stock	(1)	(1)	(3)	(3)
Retained earnings, end of period	5,572	4,791	5,572	4,791

Total Shareholders’ Equity	$9,942	$8,583	$9,942	$8,583
The accompanying notes as they relate to Ameren Missouri are an integral part of these consolidated financial statements.

AMEREN ILLINOIS COMPANY (d/b/a AMEREN ILLINOIS)
STATEMENT OF INCOME
(Unaudited) (In millions)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Operating Revenues:
Electric	$917	$829	$2,432	$2,203
Natural gas	136	117	748	686
Total operating revenues	1,053	946	3,180	2,889
Operating Expenses:
Purchased power	304	284	719	642
Natural gas purchased for resale	23	19	192	188
Other operations and maintenance	265	241	745	702
Depreciation and amortization	175	162	517	484
Taxes other than income taxes	42	38	133	126
Total operating expenses	809	744	2,306	2,142
Operating Income	244	202	874	747
Other Income, Net	25	30	80	101
Interest Charges	72	67	209	192
Income Before Income Taxes	197	165	745	656
Income Taxes	53	17	197	134
Net Income	144	148	548	522
Preferred Stock Dividends	—	—	1	1
Net Income Available to Common Shareholder	$144	$148	$547	$521
The accompanying notes as they relate to Ameren Illinois are an integral part of these financial statements.

AMEREN ILLINOIS COMPANY (d/b/a AMEREN ILLINOIS)
BALANCE SHEET
(Unaudited) (In millions)

	September 30, 2026	December 31, 2025
ASSETS
Current Assets:
Cash and cash equivalents	$11	$3
Accounts receivable – trade (less allowance for doubtful accounts of $28 and $22, respectively)	426	364
Accounts receivable – affiliates	21	18
Unbilled revenue	214	222
Miscellaneous accounts receivable	140	56
Inventories	320	278
Prepaid assets	70	68
Current regulatory assets	135	189
Other current assets	16	6
Total current assets	1,353	1,204
Property, Plant, and Equipment, Net	17,173	16,567
Investments and Other Assets:
Goodwill	411	411
Regulatory assets	1,330	1,059
Pension and other postretirement benefits	582	570
Other assets	885	789
Total investments and other assets	3,208	2,829
TOTAL ASSETS	$21,734	$20,600
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Short-term debt	$188	$17
Accounts and wages payable	372	395
Accounts payable – affiliates	46	57
Interest accrued	61	69
Customer deposits	210	204
Mark-to-market derivative liabilities	60	45
Purchase of receivables liabilities	65	47
Current regulatory liabilities	49	132
Other current liabilities	126	135
Total current liabilities	1,177	1,101
Long-term Debt, Net	6,653	6,254
Long-term Debt, Net – Related Parties	5	5
Deferred Credits and Other Liabilities:
Accumulated deferred income taxes and tax credits, net	2,489	2,354
Regulatory liabilities	3,023	2,775
Other deferred credits and liabilities	262	268
Total deferred credits and other liabilities	5,774	5,397
Commitments and Contingencies (Notes 2, 8, and 9)
Shareholders’ Equity:
Common stock, no par value, 45.0 shares authorized – 25.5 shares outstanding	—	—
Other paid-in capital	3,058	3,058
Preferred stock	49	49
Retained earnings	5,018	4,736
Total shareholders’ equity	8,125	7,843
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$21,734	$20,600
The accompanying notes as they relate to Ameren Illinois are an integral part of these financial statements.

AMEREN ILLINOIS COMPANY (d/b/a AMEREN ILLINOIS)
STATEMENT OF CASH FLOWS
(Unaudited) (In millions)

	Nine Months Ended September 30,
	2026	2025
Cash Flows From Operating Activities:
Net income	$548	$522
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	517	484
Amortization of debt issuance costs and premium/discounts	3	3
Deferred income taxes and investment tax credits, net	115	30
Allowance for equity funds used during construction	(20)	(21)
Other	34	24
Changes in assets and liabilities:
Receivables	(166)	(129)
Inventories	(42)	(45)
Accounts and wages payable	28	(1)
Taxes accrued	(11)	26
Regulatory assets and liabilities	(124)	255
Assets, other	(16)	(49)
Liabilities, other	65	68
Pension and other postretirement benefits	(43)	(50)
Net cash provided by operating activities	888	1,117
Cash Flows From Investing Activities:
Capital expenditures	(1,088)	(1,127)
Money pool advances, net	—	(51)
Other	(2)	(3)
Net cash used in investing activities	(1,090)	(1,181)
Cash Flows From Financing Activities:
Dividends on common stock	(265)	(185)
Dividends on preferred stock	(1)	(1)
Short-term debt, net	171	(88)
Money pool borrowings, net	—	(37)
Maturities of long-term debt	—	(300)
Issuances of long-term debt	400	711
Debt issuance costs	(4)	(8)
Net cash provided by financing activities	301	92
Net change in cash, cash equivalents, and restricted cash	99	28
Cash, cash equivalents, and restricted cash at beginning of year	344	302
Cash, cash equivalents, and restricted cash at end of period	$443	$330
The accompanying notes as they relate to Ameren Illinois are an integral part of these financial statements.

AMEREN ILLINOIS COMPANY (d/b/a AMEREN ILLINOIS)
STATEMENT OF SHAREHOLDERS’ EQUITY
(Unaudited) (In millions)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Common Stock	$—	$—	$—	$—

Other Paid-in Capital	3,058	3,056	3,058	3,056

Preferred Stock	49	49	49	49

Retained Earnings:
Beginning of period	4,874	4,564	4,736	4,266
Net income	144	148	548	522
Dividends on common stock	—	(110)	(265)	(185)
Dividends on preferred stock	—	—	(1)	(1)
Retained earnings, end of period	5,018	4,602	5,018	4,602

Total Shareholders’ Equity	$8,125	$7,707	$8,125	$7,707
The accompanying notes as they relate to Ameren Illinois are an integral part of these financial statements.

AMEREN CORPORATION (Consolidated)
UNION ELECTRIC COMPANY (Consolidated) (d/b/a Ameren Missouri)
AMEREN ILLINOIS COMPANY (d/b/a Ameren Illinois)
COMBINED NOTES TO FINANCIAL STATEMENTS
(Unaudited)
September 30, 2026
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
Variable Interest Entities
Variable Interest Entities that are Consolidated
AMF was formed in 2024 for the purpose of issuing and servicing securitized utility tariff bonds related to costs for the accelerated retirement of the Rush Island Energy Center. Ameren Missouri is the primary beneficiary of this entity because it has the power to direct the activities that most significantly impact the economic performance of the entity, as well as the obligation to absorb losses or the right to receive benefits from the entity that could potentially be significant to the variable interest entity. The entity is considered a variable interest entity primarily because its equity capitalization is insufficient to support its operations. The entity’s primary assets and liabilities are comprised of regulatory assets related to the unrecovered net plant balance associated with the retired energy center, among other costs, and long-term debt. Ameren and Ameren Missouri consolidate AMF, which Ameren Missouri wholly owns, and both manages and controls the entity’s operating activities.

The following table presents the carrying values of AMF’s assets and liabilities included on Ameren’s and Ameren Missouri’s consolidated balance sheets as of September 30, 2026 and December 31, 2025:

	2026	2025
Unbilled revenue(a)	$2	$2
Other current assets(a)	26	21
Noncurrent regulatory assets(a)	426	443
Current maturities of long-term debt(b)	24	23
Interest accrued(b)	11	6
Current regulatory liabilities(c)	5	11
Long-term debt, net(b)	414	426
(a)Assets may be used only to meet AMF’s obligations and commitments.
(b)The securitized tariff bondholders have no recourse to Ameren Missouri.
(c)Included in “Other current liabilities” on Ameren’s and Ameren Missouri’s balance sheets.
Variable Interest Entities that are not Consolidated
As of September 30, 2026, and December 31, 2025, Ameren had unconsolidated variable interests in various equity method investments, primarily to advance innovative energy technologies, totaling $92 million and $64 million, respectively, included in “Other assets” on Ameren’s consolidated balance sheet. Any earnings or losses related to Ameren’s share in these investments are included in “Other Income, Net” on Ameren’s consolidated statement of income and comprehensive income. Ameren is not the primary beneficiary of these investments because it does not have the power to direct matters that most significantly affect the activities of these variable interest entities. As of September 30, 2026, Ameren’s maximum exposure to loss related to these variable interest entities is limited to the investment in these entities of $92 million plus associated outstanding funding commitments of $25 million.
COLI
Ameren (parent) and Ameren Illinois have COLI, which is recorded at the net cash surrender value. The net cash surrender value is the amount that can be realized under the insurance policies at the balance sheet date. As of September 30, 2026, the cash surrender value of COLI at Ameren and Ameren Illinois was $225 million (December 31, 2025 – $219 million) and $132 million (December 31, 2025 – $126 million), respectively, while total borrowings against the policies were $124 million (December 31, 2025 – $117 million) at both Ameren and Ameren Illinois. Ameren and Ameren Illinois have the right to offset the borrowings against the cash surrender value of the policies and, consequently, present the net asset in “Other assets” on their respective balance sheets. The net cash surrender value of Ameren’s COLI is affected by the investment performance of a separate account in which Ameren holds a beneficial interest.
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
•investments in existing generation resources and 400 MWs of new generation resources; and
•the increase for the items above is partially offset by accelerating the benefits of investment tax credits to customers.
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
Generation and Storage Facilities
Ameren Missouri is party to agreements to acquire and/or construct various generation and storage facilities that are consistent with the 2026 PRP. The generation and storage facilities are eligible for recovery under the PISA, subject to regulatory approval. The following table provides information about each facility:

	Agreement type	Facility size	Status of MoPSC CCN	Status of FERC approval of acquisition	In-service date(a)
Bowling Green Solar Project(b)	Self-build	50-MW	Approved March 2024	Not applicable	March 2026
Split Rail Solar Project	Build-transfer(c)	300-MW	Approved March 2024	Received November 2024	June 2026
Castle Bluff Natural Gas Project(b)	Self-build	800-MW	Approved October 2024	Not applicable	Fourth quarter 2027
Big Hollow Battery Energy Storage Project(b)	Self-build	400-MW	Approved February 2026	Not applicable	Second quarter 2028
Big Hollow Natural Gas Project(b)	Self-build	800-MW	Approved February 2026	Not applicable	Third quarter 2028
Reform Solar Project(b)	Self-build	250-MW	Approved May 2026	Not applicable	Fourth quarter 2028
Castle Bluff Battery Energy Storage Project(b)	Self-build	95-MW	Approved October 2026	Not applicable	Second quarter 2028
Millcreek Battery Energy Storage Project(b)	Self-build	250-MW	Approved October 2026	Not applicable	Second quarter 2028
Huck Finn Battery Energy Storage Project(b)	Self-build	200-MW	Approved October 2026	Not applicable	Second quarter 2028
Tom Sawyer Solar Project(b)	Build-transfer	175-MW	Approved October 2026	Received September 2026	Fourth quarter 2028
Ringer Solar Project	Build-transfer	225-MW	Approved October 2026	Expect to request by mid-2027	Second quarter 2029
West Alton Natural Gas Project	Self-build	2,100-MW	Filed July 2026(d)	Not applicable	Fourth quarter 2031
(a)Future in-service dates, which were estimated in each CCN filing, are dependent on the timing of regulatory approvals and construction completion, among other things.
(b)These projects collectively represent approximately $5 billion of capital expenditures.
(c)In February 2026, Ameren Missouri acquired the Split Rail Solar Project for approximately $0.6 billion.
(d)Ameren Missouri expects a decision by the MoPSC in the first half of 2027.

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
2025 Electric Distribution Service Revenue Requirement Reconciliation Adjustment Review
In April 2026, Ameren Illinois filed a reconciliation adjustment to its 2025 electric distribution service revenue requirement with the ICC. In August 2026, Ameren Illinois updated its reconciliation adjustment, requesting recovery of $28 million. The adjustment reflects Ameren Illinois’ actual 2025 recoverable costs, 2025 year-end rate base, and a capital structure composed of 50% common equity. The ICC staff has not objected to Ameren Illinois’ updated reconciliation adjustment. In November 2026, the administrative law judges issued a proposed order consistent with Ameren Illinois’ request. An ICC decision is required by December 2026, and any approved adjustment would be collected from customers in 2027.
Electric Energy Efficiency Plan
Pursuant to the CRGA, the annual spending cap for energy-efficiency investments increased for 2027, 2028, and 2029. As a result, in May 2026, Ameren Illinois filed an electric energy efficiency plan with the ICC, which includes annual investments in electric energy-efficiency programs up to $192 million, $239 million, and $276 million for 2027, 2028, and 2029, respectively. The ICC has the ability to reduce the amount of electric energy-efficiency savings goals in future program years if there are insufficient cost-effective programs available, which could reduce Ameren Illinois’ investments in electric energy-efficiency programs. A decision by the ICC in this proceeding is expected in November 2026.
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
QIP Reconciliation Hearing
Pursuant to Illinois law, 2014 was the first year of the QIP. In 2021, Ameren Illinois filed a request with the ICC to initiate a reconciliation proceeding of natural gas capital investments recovered under the QIP rider during 2020. Ameren Illinois recovered similar investments in each of the 2014 to 2019 annual reconciliations. In September 2024, the Illinois Attorney General’s office challenged the recovery of capital investments that were made during 2020, alleging that the ICC should disallow $30 million in natural gas capital investments as imprudent, unsupported, or ineligible to be recovered through the QIP, resulting in a potential over-recovery of an immaterial amount by Ameren Illinois in 2020. In 2023, and again in 2024, the ICC staff filed testimony that supports the prudence and reasonableness of the capital investments made during 2020. Ameren Illinois’ 2020 QIP rate recovery request under review by the ICC is within the rate increase limitations allowed by law. The ICC is under no deadline to issue an order in this proceeding. In addition, the 2021 through 2023 reconciliation proceedings are still ongoing. Ameren Illinois included $529 million of eligible natural gas capital investments in the QIP from 2021 to 2023. Ameren Illinois cannot predict the ultimate outcome of these regulatory proceedings.

Federal
Transmission Rate Incentives
In 2024, the MISO approved a first set of second tranche projects related to its preliminary long-range transmission planning roadmap of projects through 2039. In 2026, the MISO awarded three competitive bid projects to ATXI and other joint owners that represent a total estimated investment of approximately $1.2 billion for ATXI, based on the MISO’s cost estimate. In August 2026, the FERC approved transmission rate incentives relating to two of these competitive bid projects. The incentives will allow construction work in progress to be included in rate base, thereby improving the timeliness of cash recovery, and will allow recovery of prudently incurred costs, subject to FERC approval, for any portion of the projects if they are abandoned for reasons beyond the control of ATXI. Since construction work in progress will be included in rate base and earn a return, ATXI will not capitalize allowance for funds used during construction on these projects.
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
Short-term Borrowings
The Missouri Credit Agreement and the Illinois Credit Agreement are available to support issuances under Ameren (parent)’s, Ameren Missouri’s, and Ameren Illinois’ commercial paper programs, respectively, subject to borrowing sublimits, and to support the issuance of letters of credit for the borrowers. As of September 30, 2026, based on commercial paper outstanding and letters of credit issued under the Credit Agreements, along with cash and cash equivalents, the net liquidity available to Ameren (parent), Ameren Missouri, and Ameren Illinois, collectively, was $2.7 billion, and does not include Ameren’s forward equity sale agreements discussed below in Note 4 – Long-term Debt and Equity Financings. The Ameren Companies were in compliance with the covenants in their Credit Agreements as of September 30, 2026. As of September 30, 2026, the ratios of consolidated indebtedness to consolidated total capitalization, calculated in accordance with the provisions of the Credit Agreements, were 61%, 49%, and 46% for Ameren, Ameren Missouri, and Ameren Illinois, respectively.
The following table presents commercial paper outstanding, net of issuance discounts, as of September 30, 2026, and December 31, 2025. There were no borrowings outstanding under the Credit Agreements as of September 30, 2026, or December 31, 2025.

	September 30, 2026	December 31, 2025
Ameren (parent)	$208	$155
Ameren Missouri	100	471
Ameren Illinois	188	17
Ameren consolidated	$496	$643

The following table summarizes the activity and relevant interest rates for Ameren (parent)’s, Ameren Missouri’s, and Ameren Illinois’ commercial paper issuances under the Credit Agreements for the nine months ended September 30, 2026 and 2025:

	Ameren (parent)	Ameren Missouri	Ameren Illinois	Ameren Consolidated
2026
Average daily amount outstanding	$662	$314	$166	$1,142
Weighted-average interest rate	3.90%	3.87%	3.89%	3.89%
Peak amount outstanding during period(a)	$1,073	$1,360	$503	$1,996
Peak interest rate	4.08%	4.08%	4.08%	4.08%
2025
Average daily amount outstanding	$637	$245	$130	$1,012
Weighted-average interest rate	4.60%	4.58%	4.55%	4.59%
Peak amount outstanding during period(a)	$1,139	$650	$425	$1,603
Peak interest rate	4.75%	4.72%	4.70%	4.75%
(a)The timing of peak outstanding commercial paper issuances under the Credit Agreements varies by company. Therefore, the sum of individual company peak amounts may not equal the Ameren consolidated peak amount for the period.
Separate from the Credit Agreements, Ameren and its utility subsidiaries have uncommitted letter of credit agreements totaling $200 million. These agreements may be used solely to support the issuance of letters of credit. As of September 30, 2026, Ameren and Ameren Missouri had $73 million and $50 million of letters of credit outstanding under these agreements, respectively.
Separate from the Credit Agreements and the uncommitted letter of credit agreements discussed above, Ameren Missouri has an uncommitted letter of credit agreement totaling $75 million. This agreement may be used solely to support the issuance of letters of credit. As of September 30, 2026, Ameren Missouri had $61 million of letters of credit outstanding under this agreement.
Money Pools
Ameren has money pool agreements with and among its subsidiaries to coordinate and provide for certain short-term cash and working capital requirements. The average interest rate for borrowings under the utility money pool for the three and nine months ended September 30, 2026 was 3.90% and 3.89%, respectively (2025 – 4.53% and 4.56%). See Note 8 – Related-party Transactions for the amount of interest income and expense from the utility money pool agreements recorded by Ameren Missouri and Ameren Illinois for the three and nine months ended September 30, 2026 and 2025.
NOTE 4 – LONG-TERM DEBT AND EQUITY FINANCINGS
Ameren
For the three and nine months ended September 30, 2026, Ameren issued a total of 0.1 million and 0.3 million shares of common stock under its DRPlus and 401(k) plan, and received proceeds of $2 million and $24 million, respectively. As of September 30, 2026, Ameren had a receivable of $6 million related to issuances of common stock under its DRPlus and 401(k) plan. In addition, in the first quarter of 2026, Ameren issued 0.2 million shares of common stock valued at $25 million upon the settlement of stock-based compensation awards.
In May 2026, Ameren filed a Form S-3 registration statement with the SEC, registering the offering of 1.9 million shares of its common stock under the DRPlus, which expires in May 2029. Shares of common stock sold under the DRPlus are, at Ameren’s option, newly issued shares, treasury shares, or shares purchased in the open market or in privately negotiated contracts.
In August 2026, Ameren, Ameren Missouri, and Ameren Illinois filed a Form S-3 shelf registration statement with the SEC, registering the issuance of an unspecified amount of certain types of securities. This registration statement expires in August 2029.
Ameren has entered into an equity distribution sales agreement pursuant to which Ameren may offer and sell from time to time its common stock through an ATM program, which includes the ability to enter into forward sale agreements. In August 2026, Ameren increased the amount of common stock available for sale under the ATM program by $2 billion to a total of $5 billion. There were no shares issued under the ATM program during the nine months ended September 30, 2026. As of September 30, 2026, Ameren had approximately $2 billion of common stock remaining available for sale under the ATM program.

Forward sale agreements for 13 million shares outstanding under the ATM program as of September 30, 2026, can be settled at Ameren’s discretion on or prior to dates ranging from January 19, 2028, to March 8, 2028. The initial forward sale price for the agreements ranged from $104.39 to $112.91, with an average initial forward sale price of $109.51. Additionally in May 2025, Ameren entered into forward sale agreements separate from the ATM program with multiple counterparties relating to 6.4 million shares of common stock. The forward sale agreements can be settled at Ameren’s discretion on or prior to January 15, 2027, and the initial forward sale price under these agreements was $91.89 per share. On a settlement date or dates, if Ameren elects to physically settle a forward sale agreement, Ameren will issue shares of common stock to the counterparties at the then-applicable forward sale price. Each initial forward sale price is subject to adjustment based on a floating interest rate factor equal to the overnight bank funding rate less a spread of 75 basis points, and will be subject to decrease on certain dates specified in the forward sale agreements by specified amounts related to expected dividends on shares of the common stock during the term of the forward sale agreements. If the overnight bank funding rate is less than or more than the spread on any day, the interest rate factor will result in a reduction or an increase, respectively, of the forward sale price. The forward sale agreements will be physically settled unless Ameren elects to settle in cash or to net share settle.
At September 30, 2026, Ameren could have settled the forward sale agreements with physical delivery of 19.4 million shares of common stock to the respective counterparties in exchange for cash of $2 billion. Alternatively, the forward sale agreements could have also been net settled at September 30, 2026, with the counterparties delivering approximately $80 million of cash or approximately 0.8 million shares of common stock to Ameren. In connection with the forward sale agreements outstanding at September 30, 2026, the various counterparties, or their affiliates, borrowed from third parties and sold 19.4 million shares of common stock. The gross sales price of these shares totaled $2 billion. Ameren does not receive any proceeds from such sales of borrowed shares. The forward sale agreements have been classified as equity transactions.
In October 2026, Ameren entered into forward sale agreements under the ATM program for 2.1 million shares of common stock. The October 2026 forward sales can be settled at Ameren’s discretion in or prior to March 2028. The average forward sale price was initially $99.59 for the October 2026 forward sale agreements.
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
In September 2026, Ameren (parent) issued $900 million of junior subordinated notes due March 2057, with interest payable semiannually on March 15 and September 15 of each year, beginning March 15, 2027. Net proceeds from this issuance were used for general corporate purposes, including repayment of short-term debt. The junior subordinated notes will initially pay interest at a fixed annual rate of 6.45% until March 15, 2032. After that date, the interest rate will be reset every five years to the applicable five-year United States Treasury rate plus 1.868%, subject to a minimum rate of 6.45%.
In 2026, Ameren (parent) purchased first mortgage bonds issued by Ameren Missouri for $16 million. On a consolidated basis, Ameren (parent)’s repurchase of these first mortgage bonds was accounted for as a debt extinguishment and resulted in a pre-tax gain of $4 million, which is reflected in “Other Income, Net” on Ameren’s consolidated statement of income.
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
In June 2026, Ameren Missouri issued $500 million of 5.75% first mortgage bonds due September 2056, with interest payable semiannually on March 15 and September 15 of each year, beginning March 15, 2027. Net proceeds from this issuance were used to repay short-term debt.
Ameren Missouri received capital contributions totaling $125 million and $550 million, respectively, during the three and nine months ended September 30, 2026.
Ameren Illinois
In August 2026, Ameren Illinois issued $400 million of 5.50% first mortgage bonds due September 2036, with interest payable semiannually on March 15 and September 15 of each year, beginning March 15, 2027. Net proceeds from this issuance were used to repay short-term debt.

ATXI
In August 2026, pursuant to a note purchase agreement, ATXI issued $140 million of 5.83% senior unsecured notes due August 2041, with interest payable semiannually on February 6 and August 6 of each year, beginning February 6, 2027, through a private placement offering exempt from registration under the Securities Act of 1933, as amended. Net proceeds from this issuance were used to repay short-term debt.

In August 2026, pursuant to a note purchase agreement, ATXI agreed to issue $160 million of 6.24% senior unsecured notes due January 2054, with interest payable semiannually on January 28 and July 28 of each year, beginning July 28, 2027, through a private placement offering exempt from registration under the Securities Act of 1933, as amended. ATXI expects to issue the notes and receive the proceeds in January 2027, which will be used to repay short-term debt.
Indenture Provisions and Other Covenants
See Note 5 – Long-term Debt and Equity Financings under Part II, Item 8, of the Form 10-K for a description of our indenture provisions and other covenants, as well as restrictions on the payment of dividends. At September 30, 2026, the Ameren Companies were in compliance with the provisions and covenants contained in their indentures and articles of incorporation, as applicable, and ATXI was in compliance with the provisions and covenants contained in its note purchase agreements.
Off-balance-sheet Arrangements
At September 30, 2026, none of the Ameren Companies had any material off-balance-sheet financing arrangements, other than their investment in unconsolidated variable interest entities, letters of credit, and the forward sale agreements relating to common stock. See Note 1 – Summary of Significant Accounting Policies for further detail concerning variable interest entities.

NOTE 5 – OTHER INCOME, NET
The following table presents the components of “Other Income, Net” in the Ameren Companies’ statements of income for the three and nine months ended September 30, 2026 and 2025:

	Three Months		Nine Months
	2026	2025	2026	2025
Ameren:
Allowance for equity funds used during construction	$35	$21	$104	$60
Other interest income	8	10	24	31
Non-service cost components of net periodic benefit income(a)	45	59	143	187
Miscellaneous income	7	6	17	13
Gain on extinguishment of debt(b)	—	—	4	8
Earnings (losses) related to equity method investments	24	(9)	48	(19)
Donations	(1)	(6)	(5)	(9)
Miscellaneous expense	(6)	(5)	(15)	(14)
Total Other Income, Net	$112	$76	$320	$257
Ameren Missouri:
Allowance for equity funds used during construction	$27	$14	$80	$37
Other interest income	3	3	8	7
Non-service cost components of net periodic benefit income(a)	30	29	89	96
Miscellaneous income	3	4	5	6
Donations	(1)	(2)	(3)	(4)
Miscellaneous expense	(4)	(3)	(8)	(7)
Total Other Income, Net	$58	$45	$171	$135
Ameren Illinois:
Allowance for equity funds used during construction	$6	$6	$20	$21
Other interest income	5	7	16	24
Non-service cost components of net periodic benefit income	12	21	41	61
Miscellaneous income	4	2	11	7
Donations	—	(4)	(2)	(5)
Miscellaneous expense	(2)	(2)	(6)	(7)
Total Other Income, Net	$25	$30	$80	$101
(a)For the three and nine months ended September 30, 2026, the non-service cost components of net periodic benefit income were adjusted by amounts deferred of $(19) million and $(59) million, respectively, due to a regulatory tracking mechanism for the difference between the level of such costs incurred by Ameren Missouri under GAAP and the level of such costs included in rates. The deferral was $(9) million and $(41) million, respectively, for the three and nine months ended September 30, 2025. See Note 11 – Retirement Benefits for additional information.
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
If we determine that a contract meets the definition of a derivative and is not eligible for the NPNS exception, we review the contract to determine whether the resulting gains or losses qualify for regulatory deferral. Derivative contracts that qualify for regulatory deferral are recorded at fair value, with changes in fair value recorded as regulatory assets or liabilities in the period in which the change occurs. We believe derivative losses and gains deferred as regulatory assets and liabilities are probable of recovery, or refund, through future rates charged to customers. Regulatory assets and liabilities are amortized to operating income as related losses and gains are reflected in rates charged to customers. Therefore, gains and losses on these derivatives have no effect on operating income. As of September 30, 2026, and December 31, 2025, all commodity contracts that met the definition of a derivative and were not eligible for the NPNS exception received regulatory deferral. Interest rate hedges entered into by Ameren (parent) and discussed below do not receive regulatory deferral and were included in accumulated OCI as Ameren (parent) is not a rate-regulated entity. The cash flows from our derivative financial instruments follow the cash flow classification of the hedged item.
Ameren (parent) entered into interest rate swaps to hedge interest rate risk on certain forecasted interest payments associated with debt issuances in 2026 and 2027. The interest rate swaps are designated as cash flow hedges and the corresponding changes in fair value each period are initially recorded on the balance sheet in “Accumulated other comprehensive income (loss)” and reclassified into earnings when the debt is issued and the corresponding interest payments affect earnings during the debt term. As of September 30, 2026, and December 31, 2025, Ameren had unsettled interest rate swaps with notional amounts of $490 million and $820 million, respectively. Ameren recorded unrealized net gains (losses), net of income taxes (benefit), on the change in fair value of interest rate swaps of $34 million and $38 million for the three and nine months ended September 30, 2026 and less than $(1) million and $(6) million for the three and nine months ended September 30, 2025 to “Accumulated other comprehensive income (loss).” The gains (losses) reclassified out of “Accumulated other comprehensive income (loss)” to “Interest Charges” for the three and nine months ended September 30, 2026 were immaterial.
The following table presents open gross commodity contract volumes by commodity type for derivative assets and liabilities as of September 30, 2026, and December 31, 2025. As of September 30, 2026, these contracts extended through October 2029, October 2032, and May 2032 for fuel oils, natural gas, and power, respectively.

	Quantity (in millions, except as indicated)
	September 30, 2026			December 31, 2025
Commodity	Ameren Missouri	Ameren Illinois	Ameren	Ameren Missouri	Ameren Illinois	Ameren
Fuel oils (in gallons)	20	—	20	25	—	25
Natural gas (in MMBtu)	56	209	265	46	217	263
Power (in MWhs)	10	6	16	—	7	7

The following table presents the carrying value and balance sheet location of all derivative commodity contracts, none of which were designated as hedging instruments because all qualify for regulatory deferral, as of September 30, 2026, and December 31, 2025:

		September 30, 2026			December 31, 2025
Commodity	Balance Sheet Location	Ameren Missouri	Ameren Illinois	Ameren	Ameren Missouri	Ameren Illinois	Ameren
Fuel oils	Other current assets	$15	$—	$15	$—	$—	$—
	Other assets	6	—	6	—	—	—
Natural gas	Other current assets	—	2	2	1	1	2
	Other assets	1	3	4	—	3	3
Power	Other current assets	14	1	15	11	—	11
	Other assets	61	4	65	—	—	—
	Total assets	$97	$10	$107	$12	$4	$16
Fuel oils	Other current liabilities	$—	$—	$—	$3	$—	$3
	Other deferred credits and liabilities	—	—	—	2	—	2
Natural gas	Mark-to-market derivative liabilities	(a)	30	(a)	(a)	21	(a)
	Other current liabilities	7	—	37	5	—	26
	Other deferred credits and liabilities	5	8	13	5	11	16
Power	Mark-to-market derivative liabilities	(a)	30	(a)	(a)	24	(a)
	Other current liabilities	2	—	32	—	—	24
	Other deferred credits and liabilities	—	18	18	—	55	55
	Total liabilities	$14	$86	$100	$15	$111	$126
(a) Balance sheet line item not applicable to registrant.
The Ameren Companies elect to present the fair value amounts of derivative assets and derivative liabilities subject to an enforceable master netting arrangement or similar agreement at the gross amounts on the balance sheet. However, if the gross amounts recognized on the balance sheet were netted with derivative instruments and cash collateral received or posted, the net amounts would not be materially different from the gross amounts at September 30, 2026, and December 31, 2025.
Credit Risk
In determining our concentrations of credit risk related to derivative instruments, we review our individual counterparties and categorize each counterparty into groupings according to the primary business in which each engages. As of September 30, 2026, if counterparty groups were to fail completely to perform on contracts, the Ameren Companies’ maximum exposure related to derivative assets would have been immaterial with or without consideration of the application of master netting arrangements or similar agreements and collateral held.
Certain of our derivative instruments contain collateral provisions tied to the Ameren Companies’ credit ratings. If our credit ratings were downgraded below investment grade, or if a counterparty with reasonable grounds for uncertainty regarding our ability to satisfy an obligation requested adequate assurance of performance, additional collateral postings might be required. The additional collateral required is the net liability position allowed under master netting arrangements or similar agreements, assuming (1) the credit risk-related contingent features underlying these arrangements were triggered and (2) those counterparties with rights to do so requested collateral. As of September 30, 2026, the aggregate fair value of derivative instruments with credit risk-related contingent features in a gross liability position, the cash collateral posted, and the aggregate amount of additional collateral that counterparties could require were each immaterial to Ameren, Ameren Missouri, and Ameren Illinois.
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
We consider nonperformance risk in our valuation of derivative instruments by analyzing our own credit standing and the credit standing of our counterparties, and by considering any credit enhancements (e.g., collateral). Included in our valuation, and based on current market conditions, is a valuation adjustment for counterparty default derived from market data such as the price of credit default swaps, bond yields, and credit ratings. No material gains or losses related to valuation adjustments for counterparty default risk were recorded at Ameren, Ameren Missouri, or Ameren Illinois in the three and nine months ended September 30, 2026 or 2025. At September 30, 2026, and December 31, 2025, the counterparty default risk valuation adjustment related to derivative contracts was immaterial for Ameren, Ameren Missouri, and Ameren Illinois.

The following table sets forth, by level within the fair value hierarchy, our assets and liabilities measured at fair value on a recurring basis as of September 30, 2026, and December 31, 2025:

	September 30, 2026					December 31, 2025
	Level 1	Level 2	Level 3	Total		Level 1	Level 2	Level 3	Total
Assets:
Ameren Missouri
Derivative assets – commodity contracts:
Fuel oils	$21	$—	$—	$21		$—	$—	$—	$—
Natural gas	—	1	—	1		—	1	—	1
Power	—	61	14	75		—	—	11	11
Total derivative assets – commodity contracts	$21	$62	$14	$97		$—	$1	$11	$12
Nuclear decommissioning trust fund:
Equity securities:
U.S. large capitalization	$1,090	$—	$—	$1,090		$1,028	$—	$—	$1,028
Debt securities:
U.S. Treasury and agency securities	—	233	—	233		—	225	—	225
Corporate bonds	—	191	—	191		—	177	—	177
Other	—	118	—	118		—	84	—	84
Total nuclear decommissioning trust fund	$1,090	$542	$—	$1,632	(a)	$1,028	$486	$—	$1,514	(a)
Total Ameren Missouri	$1,111	$604	$14	$1,729		$1,028	$487	$11	$1,526
Ameren Illinois
Derivative assets – commodity contracts:
Natural gas	$—	$2	$3	$5		$—	$2	$2	$4
Power	—	—	5	5		—	—	—	—
Total Ameren Illinois	$—	$2	$8	$10		$—	$2	$2	$4
Ameren
Derivative assets – commodity contracts(b)	$21	$64	$22	$107		$—	$3	$13	$16
Nuclear decommissioning trust fund(c)	1,090	542	—	1,632	(a)	1,028	486	—	1,514	(a)
Total Ameren	$1,111	$606	$22	$1,739		$1,028	$489	$13	$1,530
Liabilities:
Ameren Missouri
Derivative liabilities – commodity contracts:
Fuel oils	$—	$—	$—	$—		$5	$—	$—	$5
Natural gas	—	11	1	12		—	10	—	10
Power	—	—	2	2		—	—	—	—
Total Ameren Missouri	$—	$11	$3	$14		$5	$10	$—	$15
Ameren Illinois
Derivative liabilities – commodity contracts:
Natural gas	$2	$33	$3	$38		$1	$28	$3	$32
Power	24	—	24	48		—	13	66	79
Total Ameren Illinois	$26	$33	$27	$86		$1	$41	$69	$111
Ameren
Derivative liabilities – commodity contracts(b)	$26	$44	$30	$100		$6	$51	$69	$126
(a)Balance excludes $6 million and $12 million of cash and cash equivalents, receivables, payables, and accrued income, net, for September 30, 2026, and December 31, 2025, respectively.
(b)See the Ameren Missouri and Ameren Illinois sections of the table for a breakout of the fair value of Ameren’s derivative assets and liabilities by type of commodity.
(c)See the Ameren Missouri section of the table for a breakout of the fair value of Ameren’s nuclear decommissioning trust fund by investment type.

Level 3 natural gas derivative contract assets and liabilities measured at fair value on a recurring basis were immaterial for all periods presented. The following table presents the fair value reconciliation of Level 3 power derivative contract assets and liabilities measured at fair value on a recurring basis for the three and nine months ended September 30, 2026:

	2026
	Ameren Missouri	Ameren Illinois	Ameren
For the three months ended September 30:
Beginning balance at July 1	$17	$(39)	$(22)
Realized and unrealized gains/(losses) included in regulatory assets/liabilities	—	19	19
Settlements	(5)	1	(4)
Ending balance at September 30	$12	$(19)	$(7)
Change in unrealized gains/(losses) related to assets/liabilities held at September 30	$—	$18	$18
For the nine months ended September 30:
Beginning balance at January 1	$11	$(66)	$(55)
Realized and unrealized gains/(losses) included in regulatory assets/liabilities	14	28	42
Settlements	(13)	6	(7)
Transfers out of Level 3	—	13	13
Ending balance at September 30	$12	$(19)	$(7)
Change in unrealized gains/(losses) related to assets/liabilities held at September 30	$12	$25	$37
All gains or losses related to our Level 3 derivative commodity contracts are expected to be collected or refunded through customer rates; therefore, there is no impact to either net income or other comprehensive income resulting from changes in the fair value of these instruments.
The following table describes the valuation techniques and significant unobservable inputs utilized for the fair value of our Level 3 power derivative contract assets and liabilities as of September 30, 2026, and December 31, 2025:

		Fair Value					Weighted Average(b)
	Commodity	Assets	Liabilities	Valuation Technique(s)	Unobservable Input(a)	Range
2026	Power(c)	$19	$(26)	Discounted cash flow	Average forward peak and off-peak pricing – forwards/swaps ($/MWh)	40 – 81	53
					Nodal basis ($/MWh)	(12) – (3)	(6)
2025	Power(c)	$11	$(66)	Discounted cash flow	Average forward peak and off-peak pricing – forwards/swaps ($/MWh)	33 – 72	43
					Nodal basis ($/MWh)	(9) – (2)	(5)
(a)Generally, significant increases (decreases) in these inputs in isolation would result in a significantly higher (lower) fair value measurement.
(b)Unobservable inputs were weighted by relative fair value.
(c)Valuations use visible forward prices adjusted for nodal-to-hub basis differentials.
The following table sets forth the carrying amount and, by level within the fair value hierarchy, the fair value of long-term debt (including current portion) disclosed, but not recorded, at fair value as of September 30, 2026, and December 31, 2025:

Long-Term Debt (Including Current Portion):	Carrying Amount(a)	Fair Value
		Level 2	Level 3		Total
	September 30, 2026
Ameren(b)	$22,017	$18,787	$660	(c)	$19,447
Ameren Missouri(d)	9,603	8,288	—		8,288
Ameren Illinois(d)	6,658	5,654	—		5,654
	December 31, 2025
Ameren(b)	$19,187	$17,433	$559	(c)	$17,992
Ameren Missouri(d)	8,230	7,608	—		7,608
Ameren Illinois(d)	6,259	5,753	—		5,753
(a)Included unamortized debt issuance costs, which were excluded from the fair value measurement, of $159 million, $72 million, and $57 million for Ameren, Ameren Missouri, and Ameren Illinois, respectively, as of September 30, 2026. Included unamortized debt issuance costs, which were excluded from the fair value measurement, of $136 million, $62 million, and $56 million for Ameren, Ameren Missouri, and Ameren Illinois, respectively, as of December 31, 2025.
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
Support Services Agreements
Ameren Missouri and Ameren Illinois had long-term receivables included in “Other assets” from Ameren Services of $32 million and $34 million, respectively, as of September 30, 2026, and $36 million and $38 million, respectively, as of December 31, 2025, related to Ameren Services’ allocated portion of Ameren’s pension and postretirement benefit plans.
Tax Allocation Agreement
See Note 1 – Summary of Significant Accounting Policies under Part II, Item 8, of the Form 10-K for a discussion of the tax allocation agreement. The following table presents the affiliate balances related to income taxes for Ameren Missouri and Ameren Illinois as of September 30, 2026, and December 31, 2025:

	September 30, 2026		December 31, 2025
	Ameren Missouri	Ameren Illinois	Ameren Missouri	Ameren Illinois
Income taxes payable to parent(a)	$59	$3	$—	$4
Income taxes receivable from parent(b)	—	6	3	7
(a)Included in “Accounts payable – affiliates” on the balance sheet.
(b)Included in “Accounts receivable – affiliates” on the balance sheet.

Effects of Related-party Transactions on the Statement of Income
The following table presents the impact on Ameren Missouri and Ameren Illinois of related-party transactions for the three and nine months ended September 30, 2026 and 2025:

				Three Months				Nine Months
Agreement	Income Statement Line Item			Ameren Missouri		Ameren Illinois		Ameren Missouri		Ameren Illinois
Ameren Missouri and Ameren Illinois	Operating Revenues	2026		$11	$	(a)		$32	$	(a)
rent and facility services		2025		8		(a)		23		1
Ameren Illinois interconnection agreement	Operating Revenues	2026		(b)		1		(b)		1
with Ameren Missouri		2025		(b)		(a)		(b)		(a)
Ameren Missouri and Ameren Illinois miscellaneous	Operating Revenues	2026	$	(a)		$2		$2		$3
support services		2025		1		(a)		1		5
Total Operating Revenues		2026		$11		$3		$34		$4
		2025		9		(a)		24		6
Ameren Missouri and Ameren Illinois	Purchased Power	2026		$3	$	(a)		$8		$2
transmission services from ATXI		2025		2		1		7		2
Ameren Missouri interconnection agreement	Purchased Power	2026		1		(b)		1		(b)
with Ameren Illinois		2025		(a)		(b)		(a)		(b)
Total Purchased Power		2026		$4	$	(a)		$9		$2
		2025		2		1		7		2
Ameren Missouri and Ameren Illinois	Other Operations and Maintenance	2026		$2		$2		$2		$2
rent and facility services		2025		(a)		(a)		(a)		3
Ameren Services support services	Other Operations and Maintenance	2026		$46		$43		$142		$133
agreement		2025		42		39		130		119
Total Other Operations and		2026		$48		$45		$144		$135
Maintenance		2025		42		39		130		122
Money pool interest (advances)	(Interest Charges)/Other Income, Net	2026	$	(a)	$	(a)	$	(a)	$	(a)
		2025		(a)		(a)		(a)		(a)
Long-term debt, net - related parties	(Interest Charges)	2026		$(1)	$	(a)		$(3)	$	(a)
		2025		(1)		(a)		(2)		(a)
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
Additionally, Ameren Missouri’s wind generation facilities may be subject to operating restrictions to limit the impact on protected species. Since 2021, Ameren Missouri’s High Prairie Energy Center has curtailed nighttime operations from April through October to limit impacts on protected species during the critical biological season. Ameren Missouri does not anticipate these nighttime operating curtailments will have a material impact on its results of operations, financial position, or liquidity. In March 2026, Ameren Missouri submitted an application to the United States Fish and Wildlife Service for a new 30-year federal permit that allows for the continued operation of the High Prairie Energy Center. Ameren Missouri’s current permit expires in May 2027. Ameren and Ameren Missouri cannot predict when, or if, the permit application will be approved by the United States Fish and Wildlife Service.
Ameren and Ameren Missouri anticipate they may need to make estimated capital expenditures of $50 million to $80 million from 2026 through 2031 to comply with environmental regulations. Additional capital expenditures beyond 2031 could be required. This estimate includes surface impoundment closure and corrective action measures required by the 2015 and 2024 CCR rules and modifications to cooling water intake structures at existing power plants under Clean Water Act rules, all of which are discussed below. The EPA could review and revise compliance requirements. In addition to planned retirements of coal-fired energy centers that were included in Ameren Missouri’s 2026 PRP and with respect to the Illinois emissions standards discussed in Note 14 – Commitments and Contingencies under Part II, Item 8, of the Form 10-K, Ameren Missouri’s current plan for compliance with existing air emission regulations includes burning low-sulfur coal and optimizing existing air pollution control equipment. Accordingly, the actual amount of capital expenditures required to comply with existing environmental regulations could vary from the above estimates because of uncertainty as to revisions to regulatory requirements by the EPA and/or state regulators and their timing and varying cost of potential compliance strategies, among other things.
The following sections describe the significant environmental statutes and regulations and environmental enforcement and remediation matters that affect or could affect our operations. The EPA could revise all or part of such federal regulations.
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
CO2 Emissions Standards
In 2024, the EPA issued a final rule that set CO2 emission standards for existing coal-fired and new natural gas-fired power plants based on the emissions expected from adoption of carbon capture technology and/or natural gas co-firing for coal-fired power plants and carbon capture technology for new natural gas-fired power plants. In September 2026, the EPA issued a final rule partially repealing the 2024 rule, including provisions related to existing power plants and certain carbon capture standards on new natural gas-fired power plants. Also in September 2026, the EPA issued a proposed rule to repeal all remaining greenhouse gas emissions standards for fossil fuel-fired power plants, including the remaining provisions under the 2024 rule. Previously, in February 2026, the EPA issued a final rule to rescind its 2009 Greenhouse Gas Endangerment Finding, which was the basis for implementing greenhouse gas emissions standards. Litigation regarding the rescission of the Endangerment Finding is ongoing and litigation regarding the EPA’s partial repeal of the 2024 final rule is expected. Ameren and Ameren Missouri are assessing the final rules and, at this time, cannot predict the impacts of the final rules on their results of operations, financial position, and liquidity.

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
Clean Water Act
All of Ameren Missouri’s coal-fired and nuclear energy centers are subject to Clean Water Act requirements to identify measures for reducing the number of aquatic organisms impinged on a power plant’s cooling water intake screens or entrained through the plant’s cooling water system. Cooling water intake requirements are implemented by state regulators through the permit renewal process of each power plant’s water discharge permit. Permits for Ameren Missouri’s coal-fired and nuclear energy centers are in the process of renewal.
CCR Management
The EPA’s 2015 CCR Rule establishes requirements for the management and disposal of CCR from coal-fired power plants and has resulted in the closure of surface impoundments at Ameren Missouri’s energy centers, with closures of two surface impoundments in process at its retired Meramec Energy Center as a part of the construction of the Castle Bluff Natural Gas Project. Ameren Missouri’s CCR management compliance plan includes installation of groundwater monitoring equipment and groundwater treatment facilities. In 2024, the EPA revised the CCR Rule to include certain active and inactive CCR surface impoundments and disposal units not previously included in the 2015 CCR Rule. Ameren and Ameren Missouri recorded AROs of $57 million associated with CCR storage facilities on their respective balance sheets as of September 30, 2026. This amount includes an immaterial incremental ARO related to the 2024 CCR Rule, which may be revised as additional site studies are performed or as new information becomes available. In April 2026, the EPA issued a proposed rule that reconsiders aspects of the 2015 and 2024 CCR rules and proposes various amendments and compliance alternatives. Ameren and Ameren Missouri are monitoring the ongoing regulatory developments but, at this time, cannot predict the final impacts of the CCR rules or the EPA’s proposed revisions on their results of operations, financial position, and liquidity.
Remediation
The Ameren Companies are involved in a number of remediation actions to clean up sites impacted by the use or disposal of materials containing hazardous substances. Federal and state laws can require responsible parties to fund remediation regardless of their degree of fault, the legality of original disposal, or the ownership of a disposal site.
As of September 30, 2026, Ameren Illinois has remediated the majority of the 44 former MGP sites that it is responsible for in Illinois with an estimated remaining obligation primarily related to three of these former MGP sites at $45 million to $90 million. Ameren and Ameren Illinois recorded a liability of $45 million to represent the estimated minimum obligation for these sites, as no other amount within the range was a better estimate. Ameren and Ameren Illinois cannot estimate the completion dates of the estimated remaining obligation or the scope of any future remediation due to site accessibility, among other things. Considerable uncertainty remains in these estimates because many site-specific factors can influence the actual costs, including unanticipated underground structures, the degree to which groundwater is impacted, regulatory changes, local ordinances, and site accessibility. The actual costs and timing of completion may vary substantially from these estimates.
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

NOTE 10 – CALLAWAY ENERGY CENTER
See Note 9 – Callaway Energy Center under Part II, Item 8, of the Form 10-K for information regarding spent nuclear fuel recovery, recovery of decommissioning costs, and the nuclear decommissioning trust fund. The fair value of the trust fund for Ameren Missouri’s Callaway Energy Center is reported as “Nuclear decommissioning trust fund” in Ameren’s and Ameren Missouri’s balance sheets. This amount is legally restricted and may be used only to fund the costs of nuclear decommissioning. Changes in the fair value of the trust fund are recorded as an increase or decrease to the nuclear decommissioning trust fund, with an offsetting adjustment to the related regulatory liability. Ameren and Ameren Missouri have recorded an ARO for the Callaway Energy Center decommissioning costs at fair value, which represents the present value of estimated future cash outflows. Every three years, the MoPSC requires Ameren Missouri to file an updated cost study and funding analysis for decommissioning its Callaway Energy Center. An updated cost study and funding analysis was filed with the MoPSC in September 2026 and resulted in an immaterial change in the ARO balance as of September 30, 2026. The updated cost study proposed to maintain the annual customer contributions for funding the Callaway Energy Center decommissioning costs at zero consistent with a May 2025 MoPSC order, as the trust fund level exceeded the estimated present value of future decommissioning costs. See Note 13 – Supplemental Information for more information on Ameren Missouri’s AROs.
Insurance
The following table presents insurance coverage at Ameren Missouri’s Callaway Energy Center at September 30, 2026:

Type and Source of Coverage	Most Recent Renewal Date	Maximum Coverages		Maximum Assessments for Single Incidents
Public liability and nuclear worker liability:
American Nuclear Insurers	January 1, 2026	$500		$—
Pool participation	(a)	15,929	(a)	166	(b)
		$16,429	(c)	$166
Property damage:
NEIL and EMANI	April 1, 2026	$3,200	(d)	$23	(e)
Accidental outage:
NEIL	April 1, 2026	$490	(f)	$9	(e)
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

NOTE 11 – RETIREMENT BENEFITS
The following table presents the components of the net periodic benefit cost (income) incurred for Ameren’s pension and postretirement benefit plans for the three and nine months ended September 30, 2026 and 2025:

	Pension Benefits				Postretirement Benefits
	Three Months		Nine Months		Three Months		Nine Months
	2026	2025	2026	2025	2026	2025	2026	2025
Service cost(a)	$22	$21	$62	$62	$2	$3	$7	$8
Non-service cost components:
Interest cost	56	58	169	175	10	11	33	33
Expected return on plan assets(b)	(63)	(76)	(197)	(227)	(24)	(24)	(71)	(71)
Amortization of:(b)
Prior service cost (credit)	—	—	—	—	(1)	(1)	(3)	(3)
Actuarial (gain) loss	3	(9)	8	(26)	(7)	(9)	(23)	(27)
Total non-service cost components(c)	$(4)	$(27)	$(20)	$(78)	$(22)	$(23)	$(64)	$(68)
Net periodic benefit cost (income)(d)	$18	$(6)	$42	$(16)	$(20)	$(20)	$(57)	$(60)
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
Ameren Missouri and Ameren Illinois are responsible for their respective share of Ameren’s pension and other postretirement costs. The following table presents the respective share of net periodic pension and other postretirement benefit costs (income) incurred for the three and nine months ended September 30, 2026 and 2025:

	Pension Benefits				Postretirement Benefits
	Three Months		Nine Months		Three Months		Nine Months
	2026	2025	2026	2025	2026	2025	2026	2025
Ameren Missouri(a)	$7	$(4)	$18	$(11)	$(6)	$(7)	$(17)	$(21)
Ameren Illinois	10	(1)	22	(3)	(14)	(13)	(40)	(39)
Other	1	(1)	2	(2)	(b)	(b)	(b)	(b)
Ameren(a)	$18	$(6)	$42	$(16)	$(20)	$(20)	$(57)	$(60)
(a)Does not include the impact of the tracker for the difference between the level of pension and postretirement benefit costs (income) incurred by Ameren Missouri under GAAP and the level of such costs included in customer rates.
(b)Amount less than $1 million.

NOTE 12 – INCOME TAXES
The following table presents the principal reasons for the difference between the effective income tax expense and rate and the federal statutory corporate income tax expense and rate for the three and nine months ended September 30, 2026 and 2025:

	Three Months		Three Months		Nine Months		Nine Months
	2026		2025		2026		2025
	Amount	Effective Tax Rate	Amount	Effective Tax Rate	Amount	Effective Tax Rate	Amount	Effective Tax Rate
Ameren
Federal statutory corporate income tax expense and rate	$167	21%	$145	21%	$332	21%	$284	21%
State and local taxes, net of federal income tax(a)	45	5	33	5	86	5	73	5
Tax credits
Renewable energy tax credits(b)	(34)	(4)	(22)	(3)	(67)	(4)	(50)	(3)
Other	(3)	(1)	(2)	(1)	(6)	(1)	(7)	(1)
Nontaxable or nondeductible items	—	—	1	—	(4)	—	(1)	—
Other adjustments
Amortization of excess deferred income taxes(c)	(46)	(5)	(45)	(7)	(88)	(6)	(92)	(7)
Revaluation of excess deferred income taxes(d)	—	—	(48)	(7)	—	—	(48)	(3)
Depreciation differences	(10)	(1)	(10)	(1)	(22)	(1)	(14)	(1)
Effective income tax expense and rate	$119	15%	$52	7%	$231	14%	$145	11%
Ameren Missouri
Federal statutory corporate income tax expense and rate	$125	21%	$116	21%	$175	21%	$159	21%
State and local taxes, net of federal income tax(a)	17	3	16	3	23	3	22	3
Tax credits
Renewable energy tax credits(b)	(55)	(9)	(42)	(7)	(76)	(8)	(55)	(7)
Other	(3)	(1)	(2)	(1)	(5)	(2)	(6)	(1)
Other adjustments
Amortization of excess deferred income taxes(c)	(63)	(10)	(51)	(9)	(87)	(10)	(70)	(9)
Depreciation differences	(10)	(2)	(5)	(1)	(15)	(2)	(7)	(1)
Effective income tax expense (benefit) and rate	$11	2%	$32	6%	$15	2%	$43	6%
Ameren Illinois
Federal statutory corporate income tax expense and rate	$42	21%	$35	21%	$157	21%	$138	21%
State and local taxes, net of federal income tax(a)	15	8	12	7	57	7	48	7
Nontaxable or nondeductible items	—	—	2	1	(1)	—	2	—
Other adjustments
Amortization of excess deferred income taxes(c)	(4)	(2)	(6)	(4)	(11)	(1)	(24)	(4)
Revaluation of excess deferred income taxes(d)	—	—	(23)	(14)	—	—	(23)	(4)
Depreciation differences	—	—	(3)	(1)	(5)	(1)	(7)	—
Effective income tax expense and rate	$53	27%	$17	10%	$197	26%	$134	20%
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
(d)In 2024, the IRS issued a series of private letter rulings to another taxpayer, which provided guidance on applying IRS normalization rules to the calculation of tax benefits applicable to the ratemaking treatment related to net operating loss carryforwards. The rulings concluded that, for ratemaking purposes, net operating loss carryforwards should be reflected on a separate company basis and should not be reduced by payments received for the utilization of losses by other affiliates under a tax allocation agreement. In 2025, the FERC issued an order reflecting implementation of the rules for the other taxpayer who had a similar fact pattern as Ameren Illinois and ATXI. Accordingly, in the third quarter of 2025, Ameren and Ameren Illinois decreased income tax expense by $48 million and $23 million, respectively, to reflect the revaluation of excess deferred income tax regulatory liabilities resulting from TCJA for FERC-regulated jurisdictions pursuant to IRS guidance and a 2025 FERC order.

NOTE 13 – SUPPLEMENTAL INFORMATION
Cash, Cash Equivalents, and Restricted Cash
The following table provides a reconciliation of cash, cash equivalents, and restricted cash reported within the balance sheets and the statements of cash flows at September 30, 2026, and December 31, 2025:

	September 30, 2026			December 31, 2025
	Ameren	Ameren Missouri	Ameren Illinois	Ameren	Ameren Missouri	Ameren Illinois
“Cash and cash equivalents”	$40	$26	$11	$13	$6	$3
Restricted cash included in “Other current assets”	56	45	6	63	54	5
Restricted cash included in “Other assets”	426	—	426	336	—	336
Restricted cash included in “Nuclear decommissioning trust fund”	3	3	—	8	8	—
Total cash, cash equivalents, and restricted cash	$525	$74	$443	$420	$68	$344
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
Accounts Receivable
“Accounts receivable – trade” on Ameren’s and Ameren Illinois’ balance sheets include certain receivables purchased at a discount from alternative retail electric suppliers that elect to participate in the utility consolidated billing program. At September 30, 2026, and December 31, 2025, Ameren’s and Ameren Illinois’ balance sheets included payables for purchased receivables of $65 million and $47 million, respectively. On Ameren’s balance sheet, these amounts were included in “Other current liabilities”.
The following table provides a reconciliation of the beginning and ending amount of the allowance for doubtful accounts for the three and nine months ended September 30, 2026 and 2025:

	Three Months		Nine Months
	2026	2025	2026	2025
Ameren:
Beginning of period	$45	$39	$39	$30
Bad debt expense	21	18	42	37
Charged to other accounts(a)	3	2	6	5
Net write-offs	(22)	(21)	(40)	(34)
End of period	$47	$38	$47	$38
Ameren Missouri:
Beginning of period	$17	$12	$17	$12
Bad debt expense	7	7	13	11
Net write-offs	(5)	(4)	(11)	(8)
End of period	$19	$15	$19	$15
Ameren Illinois:(b)
Beginning of period	$28	$27	$22	$18
Bad debt expense	14	11	29	26
Charged to other accounts(a)	3	2	6	5
Net write-offs	(17)	(17)	(29)	(26)
End of period	$28	$23	$28	$23
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

Supplemental Cash Flow Information
The following table provides noncash financing and investing activity excluded from the statements of cash flows for the nine months ended September 30, 2026 and 2025:

	September 30, 2026			September 30, 2025
	Ameren	Ameren Missouri	Ameren Illinois	Ameren	Ameren Missouri	Ameren Illinois
Investing:
Accrued capital expenditures, including nuclear fuel expenditures	$503	$312	$148	$412	$277	$147
Net realized and unrealized gain – nuclear decommissioning trust fund	91	91	—	136	136	—
Financing:
Issuance of common stock for stock-based compensation	$25	$—	$—	$25	$—	$—
Issuance of common stock under the DRPlus	6	—	—	7	—	—
Asset Retirement Obligations
The following table provides a reconciliation of the beginning and ending carrying amount of AROs for the nine months ended September 30, 2026:

	Ameren Missouri		Ameren Illinois		Ameren
Balance at December 31, 2025	$849	(a)	$5	(b)	$854	(a)
Liabilities incurred	7		—		7
Liabilities settled	(3)		(c)		(3)
Accretion	28	(d)	(c)		28	(d)
Change in estimates	(20)		—		(20)
Balance at September 30, 2026	$861	(a)	$5	(b)	$866	(a)
(a)Balance included $3 million and $5 million in “Other current liabilities” on the balance sheet as of September 30, 2026, and December 31, 2025, respectively.
(b)Included in “Other deferred credits and liabilities” on the balance sheet.
(c)Amount less than $1 million.
(d)Accretion expense attributable to Ameren Missouri was recorded as a decrease to regulatory liabilities.
Deferred Compensation
At September 30, 2026, and December 31, 2025, the present value of benefits to be paid for deferred compensation obligations was $80 million and $79 million, respectively, which was primarily reflected in “Other deferred credits and liabilities” on Ameren’s consolidated balance sheet.
Operating Revenues
As of September 30, 2026 and 2025, our remaining performance obligations for contracts with a term greater than one year were immaterial. The Ameren Companies elected not to disclose the aggregate amount of the transaction price allocated to the performance obligations that are unsatisfied as of the end of the reporting period for contracts with an initial expected term of one year or less. See Note 14 – Segment Information for disaggregated revenue information.
Excise Taxes
Ameren Missouri and Ameren Illinois collect from their customers excise taxes, including municipal and state excise taxes and gross receipts taxes that are levied on the sale or distribution of natural gas and electricity. The following table presents the excise taxes recorded on a gross basis in “Operating Revenues – Electric,” “Operating Revenues – Natural gas,” and “Operating Expenses – Taxes other than income taxes” on the statements of income for the three and nine months ended September 30, 2026 and 2025:

	Three Months		Nine Months
	2026	2025	2026	2025
Ameren Missouri	$75	$69	$162	$150
Ameren Illinois	34	30	111	104
Ameren	$109	$99	$273	$254

Earnings per Share
The following table reconciles the basic weighted-average number of common shares outstanding to the diluted weighted-average number of common shares outstanding for the three and nine months ended September 30, 2026 and 2025:

	Three Months		Nine Months
	2026	2025	2026	2025
Weighted-average Common Shares Outstanding – Basic	276.8	270.4	276.7	270.2
Assumed settlement of performance share units and restricted stock units	1.1	0.8	1.0	0.9
Dilutive effect of forward sale agreements	1.0	1.0	1.0	0.6
Weighted-average Common Shares Outstanding – Diluted(a)	278.9	272.2	278.7	271.7
(a)There was an immaterial number of anti-dilutive performance share units excluded from the earnings per diluted share calculations for the three and nine months ended September 30, 2026 and 2025. Outstanding forward sale agreements as of September 30, 2026 and 2025 that were anti-dilutive for the three and nine months ended September 30, 2026 and 2025 were excluded from earnings per diluted share as calculated using the treasury stock method, including 6.0 million and 12.3 million shares for the three and nine months ended September 30, 2026 and an immaterial number of shares for the three and nine months ended September 30, 2025. For additional information about the outstanding forward sale agreements, see Note 4 – Long-term Debt and Equity Financings.
NOTE 14 – SEGMENT INFORMATION
The following tables present revenues, specified items reflected in net income attributable to common shareholders, and capital expenditures by segment at Ameren and Ameren Illinois for the three and nine months ended September 30, 2026 and 2025. Ameren, Ameren Missouri, and Ameren Illinois management review segment capital expenditure information rather than any individual or total asset amount. For additional information about our segments, see Note 16 – Segment Information under Part II, Item 8, of the Form 10-K.
Ameren

	Reportable Segments
	Ameren Missouri	Ameren Illinois Electric Distribution	Ameren Illinois Natural Gas	Ameren Transmission	Other	Intersegment Eliminations	Ameren
Three Months 2026:
External revenues	$1,770	$774	$136	$202	$—	$—	$2,882
Intersegment revenues	11	3	—	64	—	(78)	—
Revenue	1,781	777	136	266	—	(78)	2,882
Fuel and purchased power(a)	(509)	(360)	—	—	—	60	(809)
Natural gas purchased for resale(a)	(5)	—	(23)	—	—	—	(28)
Other operations and maintenance expenses(a)	(274)	(182)	(58)	(34)	(5)	18	(535)
Other segment items
Depreciation and amortization	(246)	(100)	(34)	(55)	(1)	—	(436)
Taxes other than income taxes	(129)	(23)	(17)	(2)	(3)	—	(174)
Other income (expense), net	58	17	3	6	30	(2)	112
Interest charges	(82)	(30)	(18)	(32)	(56)	2	(216)
Income (taxes) benefit	(11)	(27)	4	(39)	(46)	—	(119)
Noncontrolling interests – preferred stock dividends	(1)	—	—	—	—	—	(1)
Net income (loss) attributable to Ameren common shareholders	$582	$72	$(7)	$110	$(81)	$—	$676

Interest income	$3	$5	$—	$—	$2	$(2)	$8
Capital expenditures	979	223	81	153	—	—	1,436

	Reportable Segments
	Ameren Missouri	Ameren Illinois Electric Distribution	Ameren Illinois Natural Gas	Ameren Transmission		Other	Intersegment Eliminations	Ameren
Three Months 2025:
External revenues	$1,696	$698	$117	$188		$—	$—	$2,699
Intersegment revenues	9	1	—	52		—	(62)	—
Revenue	1,705	699	117	240		—	(62)	2,699
Fuel and purchased power(a)	(487)	(330)	—	—		—	49	(768)
Natural gas purchased for resale(a)	(6)	—	(19)	—		—	—	(25)
Other operations and maintenance expenses(a)	(260)	(171)	(55)	(19)		(10)	13	(502)
Other segment items
Depreciation and amortization	(239)	(92)	(33)	(49)		(2)	—	(415)
Taxes other than income taxes	(122)	(22)	(15)	(3)		(2)	—	(164)
Other income (expense), net	45	20	4	(3)		11	(1)	76
Interest charges	(85)	(28)	(16)	(31)		(49)	1	(208)
Income (taxes) benefit	(32)	(19)	4	16		(21)	—	(52)
Noncontrolling interests – preferred stock dividends	(1)	—	—	—		—	—	(1)
Net income (loss) attributable to Ameren common shareholders	$518	$57	$(13)	$151	(b)	$(73)	$—	$640

Interest income	$3	$6	$—	$1		$1	$(1)	$10
Capital expenditures	548	163	78	174		1	24	988
Nine Months 2026:
External revenues	$3,801	$2,046	$748	$555		$—	$—	$7,150
Intersegment revenues	34	3	—	167		—	(204)	—
Revenue	3,835	2,049	748	722		—	(204)	7,150
Fuel and purchased power(a)	(1,041)	(864)	—	—		—	156	(1,749)
Natural gas purchased for resale(a)	(46)	—	(192)	—		—	—	(238)
Other operations and maintenance expenses(a)	(820)	(507)	(182)	(74)		(12)	48	(1,547)
Other segment items
Depreciation and amortization	(694)	(294)	(101)	(160)		(5)	—	(1,254)
Taxes other than income taxes	(325)	(66)	(63)	(7)		(10)	—	(471)
Other income (expense), net	171	54	10	19		72	(6)	320
Interest charges	(247)	(86)	(51)	(94)		(157)	6	(629)
Income (taxes) benefit	(15)	(77)	(45)	(102)		8	—	(231)
Noncontrolling interests – preferred stock dividends	(3)	(1)	—	—		—	—	(4)
Net income (loss) attributable to Ameren common shareholders	$815	$208	$124	$304		$(104)	$—	$1,347

Interest income	$8	$16	$—	$—		$6	$(6)	$24
Capital expenditures	2,750	599	211	523		3	3	4,089

	Reportable Segments
	Ameren Missouri	Ameren Illinois Electric Distribution	Ameren Illinois Natural Gas	Ameren Transmission		Other	Intersegment Eliminations	Ameren
Nine Months 2025:
External revenues	$3,978	$1,838	$686	$515		$—	$—	$7,017
Intersegment revenues	24	6	—	143		—	(173)	—
Revenue	4,002	1,844	686	658		—	(173)	7,017
Fuel and purchased power(a)	(1,431)	(765)	—	—		—	132	(2,064)
Natural gas purchased for resale(a)	(45)	—	(188)	—		—	—	(233)
Other operations and maintenance expenses(a)	(748)	(493)	(165)	(56)		(26)	41	(1,447)
Other segment items
Depreciation and amortization	(642)	(276)	(98)	(146)		(6)	—	(1,168)
Taxes other than income taxes	(300)	(63)	(60)	(7)		(9)	—	(439)
Other income (expense), net	135	66	14	14		31	(3)	257
Interest charges	(215)	(80)	(47)	(89)		(142)	3	(570)
Income (taxes) benefit	(43)	(48)	(37)	(48)		31	—	(145)
Noncontrolling interests – preferred stock dividends	(3)	(1)	—	—		—	—	(4)
Net income (loss) attributable to Ameren common shareholders	$710	$184	$105	$326	(b)	$(121)	$—	$1,204

Interest income	$7	$22	$—	$2		$3	$(3)	$31
Capital expenditures	1,873	483	225	505		6	26	3,118
(a)Significant segment expense that is regularly provided to the CODMs. Intersegment expenses are included within the amounts shown.
(b)Ameren Transmission earnings reflect an allocation of financing costs from Ameren (parent).

Ameren Illinois

	Reportable Segments
	Ameren Illinois Electric Distribution	Ameren Illinois Natural Gas	Ameren Illinois Transmission	Intersegment Eliminations	Ameren Illinois
Three Months 2026:
External revenues	$777	$136	$140	$—	$1,053
Intersegment revenues	—	—	56	(56)	—
Revenue	777	136	196	(56)	1,053
Purchased power(a)	(360)	—	—	56	(304)
Natural gas purchased for resale(a)	—	(23)	—	—	(23)
Other operations and maintenance expenses(a)	(182)	(58)	(25)	—	(265)
Other segment items
Depreciation and amortization	(100)	(34)	(41)	—	(175)
Taxes other than income taxes	(23)	(17)	(2)	—	(42)
Other income, net	17	3	5	—	25
Interest charges	(30)	(18)	(24)	—	(72)
Income (taxes) benefit	(27)	4	(30)	—	(53)
Net income (loss) available to common shareholder	72	(7)	79	—	144

Interest income	5	—	—	—	5
Capital expenditures	223	81	78	—	382
Three Months 2025:
External revenues	$699	$117	$130	$—	$946
Intersegment revenues	—	—	46	(46)	—
Revenue	699	117	176	(46)	946
Purchased power(a)	(330)	—	—	46	(284)
Natural gas purchased for resale(a)	—	(19)	—	—	(19)
Other operations and maintenance expenses(a)	(171)	(55)	(15)	—	(241)
Other segment items
Depreciation and amortization	(92)	(33)	(37)	—	(162)
Taxes other than income taxes	(22)	(15)	(1)	—	(38)
Other income, net	20	4	6	—	30
Interest charges	(28)	(16)	(23)	—	(67)
Income (taxes) benefit	(19)	4	(2)	—	(17)
Net income (loss) available to common shareholder	57	(13)	104	—	148

Interest income	6	—	1	—	7
Capital expenditures	163	78	144	—	385

	Reportable Segments
	Ameren Illinois Electric Distribution	Ameren Illinois Natural Gas	Ameren Illinois Transmission	Intersegment Eliminations	Ameren Illinois
Nine Months 2026:
External revenues	$2,049	$748	$383	$—	$3,180
Intersegment revenues	—	—	145	(145)	—
Revenue	2,049	748	528	(145)	3,180
Purchased power(a)	(864)	—	—	145	(719)
Natural gas purchased for resale(a)	—	(192)	—	—	(192)
Other operations and maintenance expenses(a)	(507)	(182)	(56)	—	(745)
Other segment items
Depreciation and amortization	(294)	(101)	(122)	—	(517)
Taxes other than income taxes	(66)	(63)	(4)	—	(133)
Other income, net	54	10	16	—	80
Interest charges	(86)	(51)	(72)	—	(209)
Income taxes	(77)	(45)	(75)	—	(197)
Noncontrolling interests – preferred stock dividends	(1)	—	—	—	(1)
Net income available to common shareholder	$208	$124	$215	$—	$547

Interest income	$16	$—	$—	$—	$16
Capital expenditures	599	211	278	—	1,088
Nine Months 2025:
External revenues	$1,844	$686	$359	$—	$2,889
Intersegment revenues	—	—	123	(123)	—
Revenue	1,844	686	482	(123)	2,889
Purchased power(a)	(765)	—	—	123	(642)
Natural gas purchased for resale(a)	—	(188)	—	—	(188)
Other operations and maintenance expenses(a)	(493)	(165)	(44)	—	(702)
Other segment items
Depreciation and amortization	(276)	(98)	(110)	—	(484)
Taxes other than income taxes	(63)	(60)	(3)	—	(126)
Other income, net	66	14	21	—	101
Interest charges	(80)	(47)	(65)	—	(192)
Income taxes	(48)	(37)	(49)	—	(134)
Noncontrolling interests – preferred stock dividends	(1)	—	—	—	(1)
Net income available to common shareholder	$184	$105	$232	$—	$521

Interest income	$22	$—	$2	$—	$24
Capital expenditures	483	225	419	—	1,127
(a)Significant segment expense that is regularly provided to the CODMs. Intersegment expenses are included within the amounts shown.

The following tables present disaggregated revenues by segment at Ameren and Ameren Illinois for the three and nine months ended September 30, 2026 and 2025. Economic factors affect the nature, timing, amount, and uncertainty of revenues and cash flows in a similar manner across customer classes. Revenues from alternative revenue programs have a similar distribution among customer classes as revenues from contracts with customers. Other revenues not associated with contracts with customers are presented in the Other customer classification, along with electric transmission, off-system sales, and capacity revenues.
Ameren

	Ameren Missouri	Ameren Illinois Electric Distribution		Ameren Illinois Natural Gas	Ameren Transmission	Intersegment Eliminations	Ameren
Three Months 2026:
Residential	$773	$510		$—	$—	$—	$1,283
Commercial	571	236		—	—	—	807
Industrial	126	38		—	—	—	164
Other	287	(7)	(a)	—	266	(78)	468
Total electric revenues	$1,757	$777		$—	$266	$(78)	$2,722
Residential	$12	$—		$79	$—	$—	$91
Commercial	6	—		24	—	—	30
Industrial	—	—		2	—	—	2
Other	6	—		31	—	—	37
Total natural gas revenues	$24	$—		$136	$—	$—	$160
Total revenues(b)	$1,781	$777		$136	$266	$(78)	$2,882
Three Months 2025:
Residential	$702	$469		$—	$—	$—	$1,171
Commercial	537	235		—	—	—	772
Industrial	119	46		—	—	—	165
Other	327	(51)	(a)	—	240	(61)	455
Total electric revenues	$1,685	$699		$—	$240	$(61)	$2,563
Residential	$9	$—		$70	$—	$—	$79
Commercial	5	—		21	—	—	26
Industrial	—	—		2	—	—	2
Other	6	—		24	—	(1)	29
Total natural gas revenues	$20	$—		$117	$—	$(1)	$136
Total revenues(b)	$1,705	$699		$117	$240	$(62)	$2,699
Nine Months 2026:
Residential	$1,598	$1,209		$—	$—	$—	$2,807
Commercial	1,254	629		—	—	—	1,883
Industrial	292	145		—	—	—	437
Other	558	66	(a)	—	722	(203)	1,143
Total electric revenues	$3,702	$2,049		$—	$722	$(203)	$6,270
Residential	$76	$—		$504	$—	$—	$580
Commercial	33	—		139	—	—	172
Industrial	3	—		10	—	—	13
Other	21	—		95	—	(1)	115
Total natural gas revenues	$133	$—		$748	$—	$(1)	$880
Total revenues(b)	$3,835	$2,049		$748	$722	$(204)	$7,150

	Ameren Missouri	Ameren Illinois Electric Distribution		Ameren Illinois Natural Gas	Ameren Transmission	Intersegment Eliminations	Ameren
Nine Months 2025:
Residential	$1,483	$1,132		$—	$—	$—	$2,615
Commercial	1,154	596		—	—	—	1,750
Industrial	269	144		—	—	—	413
Other	987	(28)	(a)	—	658	(172)	1,445
Total electric revenues	$3,893	$1,844		$—	$658	$(172)	$6,223
Residential	$65	$—		$486	$—	$—	$551
Commercial	29	—		126	—	—	155
Industrial	3	—		9	—	—	12
Other	12	—		65	—	(1)	76
Total natural gas revenues	$109	$—		$686	$—	$(1)	$794
Total revenues(b)	$4,002	$1,844		$686	$658	$(173)	$7,017
(a)Includes over-recoveries of various riders.
(b)The following table presents increases/(decreases) in revenues from alternative revenue programs and other revenues not from contracts with customers for the three and nine months ended September 30, 2026 and 2025:

	Ameren Missouri	Ameren Illinois Electric Distribution	Ameren Illinois Natural Gas	Ameren Transmission	Intersegment Eliminations	Ameren
Three Months 2026:
Revenues from alternative revenue programs	$(2)	$(188)	$(6)	$(18)	$—	$(214)
Other revenues not from contracts with customers	2	5	—	—	(2)	5
Three Months 2025:
Revenues from alternative revenue programs	$—	$(187)	$(10)	$(12)	$—	$(209)
Other revenues not from contracts with customers	2	3	—	—	—	5
Nine Months 2026:
Revenues from alternative revenue programs	$(5)	$(116)	$21	$(25)	$—	$(125)
Other revenues not from contracts with customers	6	10	2	—	(4)	14
Nine Months 2025:
Revenues from alternative revenue programs	$(4)	$(174)	$(6)	$(21)	$—	$(205)
Other revenues not from contracts with customers	5	11	2	—	(4)	14

Ameren Illinois

	Ameren Illinois Electric Distribution		Ameren Illinois Natural Gas	Ameren Illinois Transmission	Intersegment Eliminations	Ameren Illinois
Three Months 2026:
Residential	$510		$79	$—	$—	$589
Commercial	236		24	—	—	260
Industrial	38		2	—	—	40
Other	(7)	(a)	31	196	(56)	164
Total revenues(b)	$777		$136	$196	$(56)	$1,053
Three Months 2025:
Residential	$469		$70	$—	$—	$539
Commercial	235		21	—	—	256
Industrial	46		2	—	—	48
Other	(51)	(a)	24	176	(46)	103
Total revenues(b)	$699		$117	$176	$(46)	$946
Nine Months 2026:
Residential	$1,209		$504	$—	$—	$1,713
Commercial	629		139	—	—	768
Industrial	145		10	—	—	155
Other	66	(a)	95	528	(145)	544
Total revenues(b)	$2,049		$748	$528	$(145)	$3,180
Nine Months 2025:
Residential	$1,132		$486	$—	$—	$1,618
Commercial	596		126	—	—	722
Industrial	144		9	—	—	153
Other	(28)	(a)	65	482	(123)	396
Total revenues(b)	$1,844		$686	$482	$(123)	$2,889
(a)Includes over-recoveries of various riders.
(b)The following table presents increases/(decreases) in revenues from alternative revenue programs and other revenues not from contracts with customers for the Ameren Illinois segments for the three and nine months ended September 30, 2026 and 2025:

	Ameren Illinois Electric Distribution	Ameren Illinois Natural Gas	Ameren Illinois Transmission	Ameren Illinois
Three Months 2026:
Revenues from alternative revenue programs	$(188)	$(6)	$(17)	$(211)
Other revenues not from contracts with customers	5	—	—	5
Three Months 2025:
Revenues from alternative revenue programs	$(187)	$(10)	$(12)	$(209)
Other revenues not from contracts with customers	3	—	—	3
Nine Months 2026:
Revenues from alternative revenue programs	$(116)	$21	$(23)	$(118)
Other revenues not from contracts with customers	10	2	—	12
Nine Months 2025:
Revenues from alternative revenue programs	$(174)	$(6)	$(20)	$(200)
Other revenues not from contracts with customers	11	2	—	13

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
OVERVIEW
Net income attributable to Ameren common shareholders in the three months ended September 30, 2026, was $676 million, or $2.42 per diluted share, compared with $640 million, or $2.35 per diluted share, in the year-ago period. Net income attributable to Ameren common shareholders in the nine months ended September 30, 2026, was $1,347 million, or $4.83 per diluted share, compared with $1,204 million, or $4.43 per diluted share, in the year-ago period. Net income was favorably affected for the three and nine months ended September 30, 2026, by increased infrastructure investments across all segments, including infrastructure reflected in electric and natural gas service rates at Ameren Missouri, effective June 1, 2025 and September 1, 2025, respectively, and natural gas rates at Ameren Illinois, effective December 2, 2025. Net income for the three and nine months ended September 30, 2026, was also favorably affected by an increase in earnings from our equity method investments, primarily related to advancing innovative energy technologies, and favorable retail electric sales volumes at Ameren Missouri, excluding customer energy-efficiency programs, primarily due to growth in weather-normalized commercial and residential sales. Additionally, net income for the three months ended September 30, 2026, was favorably affected by increased retail electric sales at Ameren Missouri due to warmer weather. Net income was unfavorably affected for the three and nine months ended September 30, 2026, by increased other operations and maintenance expenses at Ameren Missouri not subject to riders or trackers, largely due to increased reliability measures at the Labadie and Sioux energy centers, increased vegetation management expenses, higher injuries and damage claims, and higher Callaway Energy Center refueling and maintenance outage cost amortization, and increased tax expense at Ameren Transmission due to the revaluation of excess deferred income tax regulatory liabilities in 2025. Earnings in the three and nine months ended September 30, 2026, were also unfavorably affected by higher weighted-average basic common shares outstanding in 2026 and increased financing costs.
Ameren’s strategic plan includes investing in rate-regulated energy infrastructure, enhancing regulatory frameworks and energy policies, and optimizing performance to deliver safe, reliable, and affordable energy for our customers and communities. Ameren remains focused on disciplined cost management and strategic capital allocation. Ameren invested $4.1 billion in its rate-regulated businesses in the nine months ended September 30, 2026.
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

In February 2026, the MoPSC issued an order approving a nonunanimous stipulation and agreement related to a requested CCN for the Big Hollow Natural Gas (800-MW facility) and the Big Hollow Battery Energy Storage (400-MW facility) projects. Also in February 2026, Ameren Missouri acquired the Split Rail Solar Project for approximately $0.6 billion and placed it in-service in June 2026. In May 2026, the MoPSC issued an order approving a nonunanimous stipulation and agreement related to a requested CCN for the Reform Solar Project (250-MW facility). In July 2026, Ameren Missouri filed for a CCN to construct the West Alton Natural Gas Project (2,100-MW facility). In October 2026, the MoPSC issued an order approving a nonunanimous stipulation and agreement related to requested CCNs for the Millcreek (250-MW facility), Huck Finn (200-MW facility), and Castle Bluff (95-MW facility) battery energy storage projects and the Ringer (225-MW facility) and Tom Sawyer (175-MW facility) solar projects.
In 2026, Ameren Missouri executed electric service agreements with large load customers under its modified large primary service tariff that was approved in 2025, representing 2.8 gigawatts of demand that is expected to begin materializing in the second half of 2027 and to reach full capacity in 2030. Ameren and Ameren Missouri do not expect a material impact to their results of operations, financial position, or liquidity in 2026 related to these agreements.
In September 2026, Ameren Missouri filed its preferred resource plan with the MoPSC. The plan outlines how Ameren Missouri expects to address load growth opportunities resulting from the electric service agreements discussed above and interest from other entities that are considering either locating or expanding their operations within Ameren Missouri’s service territory. The plan includes significant investment through 2045 in simple- and combined-cycle natural gas, solar, wind, and nuclear generation, as well as battery energy storage and natural gas fuel cells. It also includes retiring all of Ameren Missouri’s coal-fired energy centers by 2042 and certain natural gas-fired energy centers by 2040 to comply with Illinois law. In addition, Ameren Missouri expects to seek and receive NRC approval for an extension of the operating license for the Callaway Energy Center beyond its current 2044 expiration date.
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
In April 2026, Ameren Illinois filed a reconciliation adjustment to its 2025 electric distribution service revenue requirement with the ICC. In August 2026, Ameren Illinois updated its reconciliation adjustment, requesting recovery of $28 million. The adjustment reflects Ameren Illinois’ actual 2025 recoverable costs, 2025 year-end rate base, and a capital structure composed of 50% common equity. The ICC staff has not objected to Ameren Illinois’ updated reconciliation adjustment. In November 2026, the administrative law judges issued a proposed order consistent with Ameren Illinois’ request. An ICC decision is required by December 2026, and any approved adjustment would be collected from customers in 2027.
In May 2026, Ameren Illinois filed an electric energy efficiency plan with the ICC, which includes annual investments in electric energy-efficiency programs up to $192 million, $239 million, and $276 million for 2027, 2028, and 2029, respectively. The ICC has the ability to reduce the amount of electric energy-efficiency savings goals in future program years if there are insufficient cost-effective programs available, which could reduce Ameren Illinois’ investments in electric energy-efficiency programs. A decision by the ICC in this proceeding is expected in November 2026.
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

RESULTS OF OPERATIONS
Our results of operations and financial position are affected by many factors. Economic conditions, energy-efficiency investments by our customers and by us, technological advances, distributed generation, and the actions of key customers can significantly affect the demand for our services. Ameren and Ameren Missouri results are also affected by seasonal fluctuations in winter heating and summer cooling demands and by weather conditions, such as storms, as well as by energy center maintenance outages. Additionally, fluctuations in interest rates and conditions in the capital and credit markets affect our cost of borrowing, our pension and postretirement benefits costs, the cash surrender value of COLI, the fair value of equity method investments, and the asset value of Ameren Missouri’s nuclear decommissioning trust fund. Almost all of Ameren’s revenues are subject to state or federal regulation. This regulation has a material impact on the rates we charge customers for our services. Our results of operations, financial position, and liquidity are affected by our ability to align our overall spending, both operating and capital, with the frameworks established by our regulators. See Note 2 – Rate and Regulatory Matters under Part I, Item 1, of this report and Note 2 – Rate and Regulatory Matters under Part II, Item 8, of the Form 10-K for additional information regarding Ameren Missouri’s, Ameren Illinois’, and ATXI’s regulatory mechanisms.
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
Earnings Summary
The following table presents a summary of Ameren’s earnings for the three and nine months ended September 30, 2026 and 2025:

	Three Months		Nine Months
	2026	2025	2026	2025
Net income attributable to Ameren common shareholders	$676	$640	$1,347	$1,204
Earnings per common share – diluted	2.42	2.35	4.83	4.43
Net income attributable to Ameren common shareholders increased $36 million and earnings per diluted share increased 7 cents in the three months ended September 30, 2026, compared with the year-ago period. The increase was due to net income increases of $64 million and $15 million at Ameren Missouri and Ameren Illinois Electric Distribution, respectively, and a decrease in net loss of $6 million at Ameren Illinois Natural Gas. The above increases were partially offset by a $41 million reduction in net income at Ameren Transmission. Net income was further impacted by an increase in net loss of $8 million for activity not reported as part of a segment, primarily at Ameren (parent).
Net income attributable to Ameren common shareholders increased $143 million and earnings per diluted share increased 40 cents in the nine months ended September 30, 2026, compared with the year-ago period. The increase was due to net income increases of $105 million, $24 million, and $19 million at Ameren Missouri, Ameren Illinois Electric Distribution, and Ameren Illinois Natural Gas, respectively. The above increases were partially offset by a $22 million reduction in net income at Ameren Transmission. Net income was further impacted by a decrease in net loss of $17 million for activity not reported as part of a segment, primarily at Ameren (parent).

Earnings per diluted share were favorably affected in the three and nine months ended September 30, 2026, compared to the year-ago periods (except where a specific period is referenced), by:
•a higher allowance for equity funds used during construction and increased base rate revenues at Ameren Missouri for the inclusion of previously deferred interest charges under PISA pursuant to the April 2025 MoPSC electric rate order, partially offset by lower interest deferrals associated with the PISA (9 cents and 24 cents per share, respectively);
•an increase in earnings from our equity method investments, primarily related to advancing innovative energy technologies in 2026 compared with a net loss on those investments in 2025 (9 cents and 18 cents per share, respectively);
•equity return on increased rate base investments at Ameren Transmission and Ameren Illinois Electric Distribution (6 cents and 16 cents per share, respectively);
•increased base rate revenues at Ameren Missouri, pursuant to the April 2025 MoPSC electric rate order, effective June 1, 2025, partially offset by higher depreciation and amortization and interest expenses in base rates (12 cents per share in the nine months ended September 30, 2026);
•increased base rate revenues at Ameren Illinois Natural Gas, pursuant to the November 2025 ICC natural gas rate order, effective December 2, 2025, partially offset by increased operations and maintenance, depreciation and amortization, and interest expenses included in base rates (3 cents and 9 cents per share, respectively);
•increased retail electric sales volumes at Ameren Missouri, excluding customer energy-efficiency programs, primarily due to warmer summer temperatures in the three month period ended September 30, 2026, and growth in weather-normalized commercial and residential sales volumes in the nine month period ended September 30, 2026 (estimated at 15 cents and 9 cents per share, respectively);
•increased base rate revenues at Ameren Missouri’s natural gas business, pursuant to the July 2025 MoPSC natural gas rate order, effective September 1, 2025, partially offset by higher depreciation and amortization expenses included in base rates (1 cent and 5 cents per share, respectively); and
•higher revenue at Ameren Missouri resulting from the absence in 2026 of a deferral associated with the Rush Island Energy Center (4 cents per share in the nine months ended September 30, 2026).
Earnings per diluted share were unfavorably affected in the three and nine months ended September 30, 2026, compared to the year-ago periods by:
•increased other operations and maintenance expenses at Ameren Missouri not subject to riders or trackers, largely due to increased reliability measures at the Labadie and Sioux energy centers, increased vegetation management expenses, higher injuries and damage claims, and higher Callaway Energy Center refueling and maintenance outage cost amortization (10 cents and 24 cents per share, respectively);
•the absence in 2026 of a decrease in income tax expense at Ameren Transmission resulting from the revaluation of excess deferred income tax regulatory liabilities, resulting from TCJA for FERC-regulated jurisdictions, related to ratemaking treatment of net operating loss carryforwards by affiliates under a tax allocation agreement, see Note 12 – Income Taxes under Part I, Item 1, of this report for additional information (18 cents per share for both periods);
•increased weighted-average basic common shares outstanding resulting from issuances of common shares (6 cents and 12 cents per share, respectively); and
•increased financing costs, primarily at Ameren Missouri and Ameren (parent), largely due to higher rates on higher long-term debt balances (5 cents and 9 cents per share, respectively).
The cents per share variances above are presented based on the weighted-average basic common shares outstanding in the three and nine months ended September 30, 2025, and do not reflect the impact of dilution on earnings per share, unless otherwise noted. The amounts above other than variances related to income taxes have been presented net of income taxes using Ameren’s 2026 blended federal and state statutory tax rate of 26%. For additional details regarding the Ameren Companies’ results of operations, including explanations of Operating Revenues for both Electric Revenues and Natural Gas Revenues; Fuel and Purchased Power Expenses; Other Operations and Maintenance Expenses; Depreciation and Amortization Expenses; Taxes Other Than Income Taxes; Other Income, Net; Interest Charges; and Income Taxes, see the major headings below.

Below is Ameren’s table of income statement components by segment for the three and nine months ended September 30, 2026 and 2025:

	Ameren Missouri	Ameren Illinois Electric Distribution	Ameren Illinois Natural Gas	Ameren Transmission	Other / Intersegment Eliminations	Ameren
Three Months 2026:
Electric revenues	$1,757	$777	$—	$266	$(78)	$2,722
Natural gas revenues	24	—	136	—	—	160
Fuel and purchased power	(509)	(360)	—	—	60	(809)
Natural gas purchased for resale	(5)	—	(23)	—	—	(28)
Other operations and maintenance expenses	(274)	(182)	(58)	(34)	13	(535)
Depreciation and amortization expenses	(246)	(100)	(34)	(55)	(1)	(436)
Taxes other than income taxes	(129)	(23)	(17)	(2)	(3)	(174)
Operating income (loss)	618	112	4	175	(9)	900
Other income, net	58	17	3	6	28	112
Interest charges	(82)	(30)	(18)	(32)	(54)	(216)
Income (taxes) benefit	(11)	(27)	4	(39)	(46)	(119)
Net income (loss)	583	72	(7)	110	(81)	677
Noncontrolling interests – preferred stock dividends	(1)	—	—	—	—	(1)
Net income (loss) attributable to Ameren common shareholders	$582	$72	$(7)	$110	$(81)	$676
Three Months 2025:
Electric revenues	$1,685	$699	$—	$240	$(61)	$2,563
Natural gas revenues	20	—	117	—	(1)	136
Fuel and purchased power	(487)	(330)	—	—	49	(768)
Natural gas purchased for resale	(6)	—	(19)	—	—	(25)
Other operations and maintenance expenses	(260)	(171)	(55)	(19)	3	(502)
Depreciation and amortization expenses	(239)	(92)	(33)	(49)	(2)	(415)
Taxes other than income taxes	(122)	(22)	(15)	(3)	(2)	(164)
Operating income (loss)	591	84	(5)	169	(14)	825
Other income (expense), net	45	20	4	(3)	10	76
Interest charges	(85)	(28)	(16)	(31)	(48)	(208)
Income (taxes) benefit	(32)	(19)	4	16	(21)	(52)
Net income (loss)	519	57	(13)	151	(73)	641
Noncontrolling interests – preferred stock dividends	(1)	—	—	—	—	(1)
Net income (loss) attributable to Ameren common shareholders	$518	$57	$(13)	$151	$(73)	$640

	Ameren Missouri	Ameren Illinois Electric Distribution	Ameren Illinois Natural Gas	Ameren Transmission	Other / Intersegment Eliminations	Ameren
Nine Months 2026:
Electric revenues	$3,702	$2,049	$—	$722	$(203)	$6,270
Natural gas revenues	133	—	748	—	(1)	880
Fuel and purchased power	(1,041)	(864)	—	—	156	(1,749)
Natural gas purchased for resale	(46)	—	(192)	—	—	(238)
Other operations and maintenance expenses	(820)	(507)	(182)	(74)	36	(1,547)
Depreciation and amortization expenses	(694)	(294)	(101)	(160)	(5)	(1,254)
Taxes other than income taxes	(325)	(66)	(63)	(7)	(10)	(471)
Operating income (loss)	909	318	210	481	(27)	1,891
Other income, net	171	54	10	19	66	320
Interest charges	(247)	(86)	(51)	(94)	(151)	(629)
Income (taxes) benefit	(15)	(77)	(45)	(102)	8	(231)
Net income (loss)	818	209	124	304	(104)	1,351
Noncontrolling interests – preferred stock dividends	(3)	(1)	—	—	—	(4)
Net income (loss) attributable to Ameren common shareholders	$815	$208	$124	$304	$(104)	$1,347
Nine Months 2025:
Electric revenues	$3,893	$1,844	$—	$658	$(172)	$6,223
Natural gas revenues	109	—	686	—	(1)	794
Fuel and purchased power	(1,431)	(765)	—	—	132	(2,064)
Natural gas purchased for resale	(45)	—	(188)	—	—	(233)
Other operations and maintenance expenses	(748)	(493)	(165)	(56)	15	(1,447)
Depreciation and amortization expenses	(642)	(276)	(98)	(146)	(6)	(1,168)
Taxes other than income taxes	(300)	(63)	(60)	(7)	(9)	(439)
Operating income (loss)	836	247	175	449	(41)	1,666
Other income, net	135	66	14	14	28	257
Interest charges	(215)	(80)	(47)	(89)	(139)	(570)
Income (taxes) benefit	(43)	(48)	(37)	(48)	31	(145)
Net income (loss)	713	185	105	326	(121)	1,208
Noncontrolling interests – preferred stock dividends	(3)	(1)	—	—	—	(4)
Net income (loss) attributable to Ameren common shareholders	$710	$184	$105	$326	$(121)	$1,204

Below is Ameren Illinois’ table of income statement components by segment for the three and nine months ended September 30, 2026 and 2025:

	Ameren Illinois Electric Distribution	Ameren Illinois Natural Gas	Ameren Illinois Transmission	Other / Intersegment Eliminations	Ameren Illinois
Three Months 2026:
Electric revenues	$777	$—	$196	$(56)	$917
Natural gas revenues	—	136	—	—	136
Purchased power	(360)	—	—	56	(304)
Natural gas purchased for resale	—	(23)	—	—	(23)
Other operations and maintenance expenses	(182)	(58)	(25)	—	(265)
Depreciation and amortization expenses	(100)	(34)	(41)	—	(175)
Taxes other than income taxes	(23)	(17)	(2)	—	(42)
Operating income	112	4	128	—	244
Other income, net	17	3	5	—	25
Interest charges	(30)	(18)	(24)	—	(72)
Income (taxes) benefit	(27)	4	(30)	—	(53)
Net income (loss) attributable to common shareholders	$72	$(7)	$79	$—	$144
Three Months 2025:
Electric revenues	$699	$—	$176	$(46)	$829
Natural gas revenues	—	117	—	—	117
Purchased power	(330)	—	—	46	(284)
Natural gas purchased for resale	—	(19)	—	—	(19)
Other operations and maintenance expenses	(171)	(55)	(15)	—	(241)
Depreciation and amortization expenses	(92)	(33)	(37)	—	(162)
Taxes other than income taxes	(22)	(15)	(1)	—	(38)
Operating income (loss)	84	(5)	123	—	202
Other income, net	20	4	6	—	30
Interest charges	(28)	(16)	(23)	—	(67)
Income (taxes) benefit	(19)	4	(2)	—	(17)
Net income (loss) attributable to common shareholders	$57	$(13)	$104	$—	$148

	Ameren Illinois Electric Distribution	Ameren Illinois Natural Gas	Ameren Illinois Transmission	Other / Intersegment Eliminations	Ameren Illinois
Nine Months 2026:
Electric revenues	$2,049	$—	$528	$(145)	$2,432
Natural gas revenues	—	748	—	—	748
Purchased power	(864)	—	—	145	(719)
Natural gas purchased for resale	—	(192)	—	—	(192)
Other operations and maintenance expenses	(507)	(182)	(56)	—	(745)
Depreciation and amortization expenses	(294)	(101)	(122)	—	(517)
Taxes other than income taxes	(66)	(63)	(4)	—	(133)
Operating income	318	210	346	—	874
Other income, net	54	10	16	—	80
Interest charges	(86)	(51)	(72)	—	(209)
Income taxes	(77)	(45)	(75)	—	(197)
Net income	209	124	215	—	548
Preferred stock dividends	(1)	—	—	—	(1)
Net income attributable to common shareholder	$208	$124	$215	$—	$547
Nine Months 2025:
Electric revenues	$1,844	$—	$482	$(123)	$2,203
Natural gas revenues	—	686	—	—	686
Purchased power	(765)	—	—	123	(642)
Natural gas purchased for resale	—	(188)	—	—	(188)
Other operations and maintenance expenses	(493)	(165)	(44)	—	(702)
Depreciation and amortization expenses	(276)	(98)	(110)	—	(484)
Taxes other than income taxes	(63)	(60)	(3)	—	(126)
Operating income	247	175	325	—	747
Other income, net	66	14	21	—	101
Interest charges	(80)	(47)	(65)	—	(192)
Income taxes	(48)	(37)	(49)	—	(134)
Net income	185	105	232	—	522
Preferred stock dividends	(1)	—	—	—	(1)
Net income attributable to common shareholder	$184	$105	$232	$—	$521

Operating Revenues
The following table presents the increases (decreases) by Ameren segment for electric and natural gas revenues for the three and nine months ended September 30, 2026, compared with the year-ago periods:

Three Months	Ameren Missouri	Ameren Illinois Electric Distribution	Ameren Illinois Natural Gas	Ameren Transmission(a)	Other /Intersegment Eliminations	Ameren
Electric revenue change:
Base rates (estimate)(b)	$—	$23	$—	$26	$—	$49
Effect of weather (estimate)(c)	39	—	—	—	—	39
Retail sales volumes and changes in customer usage patterns (normalized for the estimated effects of weather and MEEIA)	17	—	—	—	—	17
Transmission service charges (not included in the FAC)	2	—	—	—	—	2
Off-system sales, capacity, transmission, and FAC revenues, net	(37)	—	—	—	—	(37)
Ameren Illinois energy-efficiency program investment revenues	—	3	—	—	—	3
Electric deferred income tax adjustment(d)	—	10	—	—	—	10
Customer generation rebate program revenues	—	8	—	—	—	8
RESRAM(e)	(6)	—	—	—	—	(6)
Other	2	2	—	—	(6)	(2)
Cost recovery mechanisms – offset in fuel and purchased power(f)	51	30	—	—	(11)	70
Other cost recovery mechanisms(g)	4	2	—	—	—	6
Total electric revenue change	$72	$78	$—	$26	$(17)	$159
Natural gas revenue change:
Base rates (estimate)	$5	$—	$9	$—	$—	$14
Change in rate design (estimate)	—	—	4	—	—	4
Other	—	—	—	—	1	1
Cost recovery mechanisms – offset in natural gas purchased for resale(f)	(1)	—	4	—	—	3
Other cost recovery mechanisms(g)	—	—	2	—	—	2
Total natural gas revenue change	$4	$—	$19	$—	$1	$24
Nine Months
Electric revenue change:
Base rates (estimate)(b)	$118	$66	$—	$64	$—	$248
Effect of weather (estimate)(c)	9	—	—	—	—	9
Retail sales volumes and changes in customer usage patterns (normalized for the estimated effects of weather and MEEIA)	29	—	—	—	—	29
Transmission service charges (not included in the FAC)	8	—	—	—	—	8
Off-system sales, capacity, and FAC revenues, net	(515)	—	—	—	—	(515)
Ameren Illinois energy-efficiency program investment revenues	—	8	—	—	—	8
Electric deferred income tax adjustment(d)	—	21	—	—	—	21
Rush Island Energy Center base rate revenue deferral	26	—	—	—	—	26
Customer generation rebate program revenues	—	15	—	—	—	15
RESRAM(e)	6	—	—	—	—	6
Other	6	2	—	—	(7)	1
Cost recovery mechanisms – offset in fuel and purchased power(f)	110	99	—	—	(24)	185
Other cost recovery mechanisms(g)	12	(6)	—	—	—	6
Total electric revenue change	$(191)	$205	$—	$64	$(31)	$47
Natural gas revenue change:
Base rates (estimate)	$22	$—	$52	$—	$—	$74
Change in rate design (estimate)	—	—	3	—	—	3
Effect of weather (estimate)(c)	(3)	—	—	—	—	(3)
Other	1	—	(1)	—	—	—
Cost recovery mechanisms – offset in natural gas purchased for resale(f)	4	—	4	—	—	8
Other cost recovery mechanisms(g)	—	—	4	—	—	4
Total natural gas revenue change	$24	$—	$62	$—	$—	$86
(a)Includes an increase in transmission revenues of $20 million and $46 million at Ameren Illinois for the three and nine months ended September 30, 2026, respectively, compared with the year-ago periods.

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
(d)The electric deferred income tax adjustment relates to certain excess deferred income taxes that were amortized through 2025. Offsetting expense increases or decreases are reflected within the “Income Taxes” section of the statement of income. This item has no overall impact on earnings.
(e)Changes in RESRAM revenues are largely offset in “Fuel and purchased power,” “Other operations and maintenance,” “Depreciation and amortization,” “Taxes other than income taxes,” or “Income taxes” on the statement of income.
(f)Electric and natural gas revenue changes are offset by corresponding changes in “Fuel and purchased power” and “Natural gas purchased for resale” on the statement of income. For the three and nine months ended September 30, 2026, activity in Other/Intersegment Eliminations of $11 million and $24 million, respectively, was primarily due to the changes in Ameren Transmission revenue from transmission services provided to Ameren Illinois Electric Distribution (-$10 million and -$22 million, respectively). See Note 14 – Segment Information under Part I, Item 1, of this report for additional information on intersegment eliminations. These items have no overall impact on earnings.
(g)Offsetting expense increases or decreases are reflected in “Other operations and maintenance,” “Taxes other than income taxes,” or “Income taxes” on the statement of income. These items have no overall impact on earnings.
Electric Revenues
Ameren
Ameren’s electric revenues increased $159 million, or 6%, for the three months ended September 30, 2026, compared with the year-ago period, due to increased revenues at Ameren Illinois Electric Distribution, Ameren Missouri, and Ameren Transmission. For the nine months ended September 30, 2026, Ameren’s electric revenues increased $47 million, or 1%, compared with the year-ago period, primarily due to increased revenues at Ameren Illinois Electric Distribution and Ameren Transmission, partially offset by decreased revenues at Ameren Missouri.
Ameren Transmission
Ameren Transmission’s electric revenues increased $26 million, or 11%, and $64 million, or 10%, for the three and nine months ended September 30, 2026, respectively, compared with the year-ago periods. Revenues were affected by higher recoverable expenses (+$17 million and +$39 million, respectively) and return on higher rate base (+$9 million and +$25 million, respectively), as evidenced by a 9% increase in rate base used to calculate the revenue requirement.
Ameren Missouri
Ameren Missouri’s electric revenues increased $72 million, or 4%, and decreased $191 million, or 5%, for the three and nine months ended September 30, 2026, respectively, compared with the year-ago periods.
“Off-system sales, capacity, transmission, and FAC revenues, net” decreased $37 million and $515 million, respectively, for the three and nine months ended September 30, 2026, primarily due to spring and summer capacity prices decreasing from $720 and $667 per MW-day in 2025 to $70 and $424 per MW-day, respectively, in 2026 as a result of the annual MISO auctions. The decrease in “Off-system sales, capacity, transmission, and FAC revenues, net” is largely offset by a decrease in fuel and purchased power expenses under “Energy costs”.
The following items increased Ameren Missouri’s electric revenues for the three and nine months ended September 30, 2026 (except where a specific period is referenced):
•Higher electric base rates, excluding the change in base rates for the MEEIA customer energy-efficiency programs and the RESRAM, resulting from the April 2025 MoPSC electric rate order effective June 1, 2025, increased revenues an estimated $118 million for the nine months ended September 30, 2026.
•Revenues associated with “Cost recovery mechanisms – offset in fuel and purchased power” increased $51 million and $110 million, respectively, due to increased revenue related to the recovery of costs previously deferred under the FAC. The changes to “Cost recovery mechanisms - offset in fuel and purchased power” are fully offset by changes to “Cost recovery mechanisms - offset in electric revenue” in fuel and purchased power.
•Excluding the estimated effects of weather and the MEEIA customer energy-efficiency programs, electric revenues increased an estimated $17 million and $29 million, respectively, primarily due to increased weather-normalized commercial and residential retail sales volumes.
•For the nine months ended September 30, 2026, revenues increased $26 million due to the absence of the deferral of base rate revenues to a regulatory liability related to the Rush Island Energy Center following its October 15, 2024 retirement date, in accordance with the June 2024 MoPSC financing order. The deferral ended with new rates effective June 1, 2025.

•The effect of weather increased revenues an estimated $39 million and $9 million, respectively, due to warmer summer temperatures, partially offset by milder winter and spring temperatures.
Ameren Illinois
Ameren Illinois’ electric revenues increased $88 million, or 11%, and $229 million, or 10%, for the three and nine months ended September 30, 2026, respectively, compared with the year-ago periods, driven by increased revenues at Ameren Illinois Electric Distribution and Ameren Illinois Transmission.
Ameren Illinois Electric Distribution
Ameren Illinois Electric Distribution’s revenues increased $78 million, or 11%, and $205 million, or 11%, for the three and nine months ended September 30, 2026, respectively, compared with the year-ago periods.
The following items increased Ameren Illinois Electric Distribution’s revenues for the three and nine months ended September 30, 2026:
•Revenues associated with “Cost recovery mechanisms – offset in fuel and purchased power” increased $30 million and $99 million, respectively, due to increased purchased power expenses recovered from customers. The increase in electric revenues is fully offset by an increase in purchased power expenses under cost recovery mechanisms for purchased power, as discussed below.
•Base rates increased revenues by $23 million and $66 million, respectively, due to higher recoverable non-purchased power expenses (+$18 million and +$55 million, respectively) and return on higher rate base (+$5 million and +$11 million, respectively).
•Revenues increased $10 million and $21 million, respectively, due to the absence of amortization of certain excess deferred income taxes in 2025.
•Revenues increased $8 million and $15 million, respectively, due to the recovery of (+$5 million and +$10 million, respectively) and return on (+$3 million and +$5 million, respectively) increased customer generation rebates under performance-based formula ratemaking.
•Revenues increased $3 million and $8 million, respectively, due to the recovery of (+$2 million and +$6 million, respectively) and return on (+$1 million and +$2 million, respectively) increased energy-efficiency program investments under performance-based formula ratemaking.
Other cost recovery mechanisms decreased revenues $6 million for the nine months ended September 30, 2026, primarily due to a lower amount of customer bad debt costs included in customer rates pursuant to the associated rider.
Ameren Illinois Transmission
Ameren Illinois Transmission’s revenues increased $20 million, or 11%, and $46 million, or 10%, for the three and nine months ended September 30, 2026, respectively, compared with the year-ago periods. Base rate revenues were primarily affected by higher recoverable expenses (+$14 million and +$31 million, respectively) and return on higher rate base (+$6 million and +$15 million, respectively), as evidenced by an 8% increase in rate base used to calculate the revenue requirement.
Ameren
Ameren’s natural gas revenues increased $24 million, or 18%, and $86 million, or 11%, for the three and nine months ended September 30, 2026, respectively, compared with the year-ago periods, due to increased revenues at Ameren Illinois Natural Gas and Ameren Missouri, as discussed below.
Ameren Missouri
Ameren Missouri’s natural gas revenues were comparable for the three months ended September 30, 2026, and increased $24 million, or 22%, for the nine months ended September 30, 2026, compared with the year-ago period, primarily due to the effect of higher natural gas base rates as a result of the July 2025 MoPSC natural gas rate order effective September 1, 2025.
Ameren Illinois Natural Gas
Ameren Illinois Natural Gas’ revenues increased $19 million, or 16%, and $62 million, or 9%, for the three and nine months ended September 30, 2026, respectively, compared with the year-ago periods. Base rate revenue increased an estimated $9 million and $52 million, respectively, for the three and nine months ended September 30, 2026, due to higher natural gas rates as a result of the November 2025 natural gas rate order, effective December 2, 2025. See Note 2 – Rate and Regulatory Matters under Part I, Item 1, of this report for additional information regarding the November 2025 natural gas rate order.

Fuel and Purchased Power
The following table presents the increases (decreases) by Ameren segment for fuel and purchased power for the three and nine months ended September 30, 2026, compared with the year-ago periods:

Three Months	Ameren Missouri	Ameren Illinois Electric Distribution	Ameren Illinois Natural Gas	Ameren Transmission	Other /Intersegment Eliminations	Ameren
Fuel and purchased power change:
Energy costs (excluding the estimated effect of weather)	$(36)	$—	$—	$—	$—	$(36)
Retail sales volume (excluding the estimated effect of weather)	1	—	—	—	—	1
Effect of weather (estimate)(a)	4	—	—	—	—	4
Transmission service charges (not included in the FAC)	2	—	—	—	—	2
Cost recovery mechanisms – offset in electric revenue(b)	51	30	—	—	(11)	70
Total fuel and purchased power change	$22	$30	$—	$—	$(11)	$41
Nine Months
Fuel and purchased power change:
Energy costs (excluding the estimated effect of weather)	$(514)	$—	$—	$—	$—	$(514)
Retail sales volume (excluding the estimated effect of weather)	4	—	—	—	—	4
Effect of weather (estimate)(a)	(1)	—	—	—	—	(1)
Transmission service charges (not included in the FAC)	7	—	—	—	—	7
Effect of higher net energy costs included in base rates	5	—	—	—	—	5
Other	(1)	—	—	—	—	(1)
Cost recovery mechanisms – offset in electric revenue(b)	110	99	—	—	(24)	185
Total fuel and purchased power change	$(390)	$99	$—	$—	$(24)	$(315)
(a)Represents the estimated variation resulting primarily from changes in cooling and heating degree-days on electric demand compared with the year-ago periods; this variation is based on temperature readings from the National Oceanic and Atmospheric Administration weather stations at local airports in our service territories.
(b)“Cost recovery mechanisms — offset in electric revenue” changes are offset by corresponding changes in “Cost recovery mechanisms — offset in fuel and purchased power” in electric revenues. For the three and nine months ended September 30, 2026, activity in Other/Intersegment Eliminations of $11 million and $24 million, respectively, was primarily due to the changes in Ameren Transmission revenue from transmission services provided to Ameren Illinois Electric Distribution (-$10 million and -$22 million, respectively). See Note 14 – Segment Information under Part I, Item 1, of this report for additional information on intersegment eliminations. These items have no overall impact on earnings.
Ameren
Ameren Missouri and Ameren Illinois are generally allowed to pass on to customers prudently incurred costs for fuel and purchased power. Ameren’s electric fuel and purchased power expenses increased $41 million, or 5%, for the three months ended September 30, 2026, and decreased $315 million, or 15%, for the nine months ended September 30, 2026, respectively, compared with the year-ago periods, primarily due to decreased fuel and purchased power expenses at Ameren Missouri, partially offset by increased fuel and purchased power expenses at Ameren Illinois Electric Distribution, as discussed below.
Ameren Missouri
Ameren Missouri’s fuel and purchased power expenses increased $22 million, or 5%, for the three months ended September 30, 2026, and decreased $390 million, or 27%, for the nine months ended September 30, 2026, compared with the year-ago periods. Energy costs decreased $36 million and $514 million, respectively, primarily due to spring and summer capacity prices decreasing from $720 and $667 per MW-day in 2025 to $70 and $424 per MW-day, respectively, in 2026 as a result of the annual MISO auctions. Ameren Missouri’s 5% exposure to net energy cost variances under the FAC increased $1 million in the three and nine months ended September 30, 2026, represented by the difference between “Off-system sales, capacity, transmission, and FAC revenues, net” in electric revenues and “Energy costs (excluding the estimated effect of weather)”. “Cost recovery mechanisms — offset in electric revenue” increased fuel and purchased power expenses $51 million and $110 million, respectively, due to increased recovery of costs previously deferred under the FAC. The changes to “Cost recovery mechanisms - offset in electric revenue” are fully offset by “Cost recovery mechanisms - offset in fuel and purchased power” in electric revenues.
Ameren Illinois Electric Distribution

Ameren Illinois Electric Distribution’s purchased power expenses increased $30 million, or 9%, and $99 million, or 13%, for the three and nine months ended September 30, 2026, respectively, compared with the year-ago periods. This is primarily due to increased energy prices, transmission service charges and volumes. The changes to “Cost recovery mechanisms - offset in electric revenue” are fully offset by changes to “Cost recovery mechanisms - offset in fuel and purchased power” in electric revenues.

Natural Gas Purchased for Resale
The following table presents the increases (decreases) by Ameren segment for natural gas purchased for resale for the three and nine months ended September 30, 2026, compared with the year-ago periods:

Three Months	Ameren Missouri	Ameren Illinois Electric Distribution	Ameren Illinois Natural Gas	Ameren Transmission	Other /Intersegment Eliminations	Ameren
Natural gas purchased for resale change:
Cost recovery mechanisms – offset in natural gas revenue(b)	(1)	—	4	—	—	3
Total natural gas purchased for resale change	$(1)	$—	$4	$—	$—	$3
Nine Months
Natural gas purchased for resale change:
Effect of weather (estimate)(a)	$(3)	$—	$—	$—	$—	$(3)
Cost recovery mechanisms – offset in natural gas revenue(b)	4	—	4	—	—	8
Total natural gas purchased for resale change	$1	$—	$4	$—	$—	$5
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

Other Operations and Maintenance Expenses

Increase (Decrease) by Segment
	Overall Ameren Increase of $33 Million (QTD YoY)	Overall Ameren Increase of $100 Million (YTD YoY)
Total by Segment(a)

$1,800
$1,600
$1,400
$1,200
$1,000
$800
$600
$400
$200
$0
$ (Millions)
$535
$58
$182
$274
$502
$55
$171
$260
$1,547
$74
$182
$507
$820
$1,447
$56
$165
$493
$748
QTD 2026
QTD 2025
YTD 2026
YTD 2025

(a)Includes $34 million and $19 million at Ameren Transmission in the three months ended September 30, 2026 and 2025, respectively. Includes other/intersegment eliminations of $(13) million and $(3) million in the three months ended September 30, 2026 and 2025, respectively. Also includes other/intersegment eliminations of $(36) million and $(15) million in the nine months ended September 30, 2026 and 2025, respectively.

Ameren Missouri	Ameren Illinois Natural Gas	Other/Intersegment Eliminations

Ameren Illinois Electric Distribution	Ameren Transmission
Ameren
Other operations and maintenance expenses increased $33 million and $100 million in the three and nine months ended September 30, 2026, respectively, due to the changes discussed below. In addition to changes by segments discussed below, other operations and maintenance expenses decreased $10 million and $21 million, respectively, for activity not reported as part of a segment, as reflected in “Other/Intersegment Eliminations” above. This is primarily due to a decrease of $5 million and $15 million, respectively, in the elimination of the non-service cost component of net periodic benefit income. The non-service cost component of net periodic benefit cost or income at Ameren Services is allocated to the segments and primarily included in the segments’ other operations and maintenance expenses.
Ameren Transmission
Other operations and maintenance expenses increased $15 million and $18 million in the three and nine months ended September 30, 2026, respectively, compared with the year-ago periods, primarily due to a $10 million increase in software costs.
Ameren Missouri
Other operations and maintenance expenses increased $14 million and $72 million in the three and nine months ended September 30, 2026, respectively, compared with the year-ago periods, primarily due to the following items (except where a specific period is referenced):

•Non-nuclear generation operations and maintenance expenses increased $5 million and $25 million, respectively, primarily due to increased reliability measures at the Labadie and Sioux energy centers.
•Transmission and distribution expenditures, excluding major storm-related expenses, increased $6 million and $20 million, respectively, largely due to increased vegetation management expenditures.
•Callaway Energy Center operating costs increased $11 million in the nine months ended September 30, 2026, primarily due to increased amortization costs from the spring 2025 refueling and maintenance outage.

•Injuries and damages increased $9 million in the nine months ended September 30, 2026, due to higher claim expenses.

The increase in other operations and maintenance expenses was partially offset for the nine months ended September 30, 2026, compared with the year-ago period, by a $6 million decrease in major storm-related expenses.
Ameren Illinois
Other operations and maintenance expenses increased $24 million and $43 million in the three and nine months ended September 30, 2026, respectively, compared with the year-ago periods, primarily due to the following items:
Ameren Illinois Electric Distribution
Other operations and maintenance expenses increased $11 million and $14 million in the three and nine months ended September 30, 2026, respectively, primarily due to the following items (except where a specific period is referenced):

•Increased costs associated with customer generation rebates and energy-efficiency program investments under formula ratemaking of $4 million and $10 million, respectively, due to increased amortization of regulatory assets.
•Increased costs of $9 million resulting from expanding programs under CEJA in the nine months ended September 30, 2026.
•Distribution expenditures increased $2 million and $5 million, respectively, largely due to increased vegetation management expenditures.
•Storm-related expenses, including related amortizations of previously deferred amounts, increased $3 million in the three months ended September 30, 2026, due to major storms experienced throughout its service territory in 2026.

The increase in other operations and maintenance expenses was partially offset for the nine months ended September 30, 2026, compared with the year-ago period, due to a $9 million decrease in bad debt expense, primarily due to a reduction in the base level of expense reflected in customer rates under the associated rider, effective June 2025.
Ameren Illinois Natural Gas
Other operations and maintenance expenses were comparable in the three months ended September 30, 2026 and increased $17 million in the nine months ended September 30, 2026, primarily due to increased natural gas storage costs of $8 million and increased customer bad debts of $3 million.
Ameren Illinois Transmission
Other operations and maintenance expenses increased $10 million and $12 million in the three and nine months ended September 30, 2026, respectively, primarily due to an increase of $10 million related to software costs.

Depreciation and Amortization Expenses

Increase (Decrease) by Segment
	Overall Ameren Increase of $21 Million (QTD YoY)	Overall Ameren Increase of $86 Million (YTD YoY)
Total by Segment(a)

$1,500
$1,000
$500
$0
$ (Millions)
$436
$55
$34
$100
$246
$415
$49
$33
$92
$239
$1,254
$160
$101
$294
$694
$1,168
$146
$98
$276
$642
QTD 2026
QTD 2025
YTD 2026
YTD 2025

(a)Includes other/intersegment eliminations of $1 million and $2 million in the three months ended September 30, 2026 and 2025, respectively. Also includes other/intersegment eliminations of $5 million and $6 million in the nine months ended September 30, 2026 and 2025, respectively.

Ameren Missouri	Ameren Illinois Natural Gas	Other/Intersegment Eliminations

Ameren Illinois Electric Distribution	Ameren Transmission
Depreciation and amortization expenses increased $21 million, $13 million, and $7 million in the three months ended September 30, 2026, compared with the year-ago period at Ameren, Ameren Illinois, and Ameren Missouri, respectively, primarily because of additional property, plant, and equipment investments. Depreciation and amortization expenses increased $86 million, $52 million, and $33 million in the nine months ended September 30, 2026 at Ameren, Ameren Missouri, and Ameren Illinois, respectively, primarily because of additional property, plant, and equipment investments. Ameren’s and Ameren Missouri’s depreciation and amortization expenses for the nine months ended September 30, 2026, compared with the year-ago period, were affected by the following:
•Increased depreciation and amortization of $25 million due to the inclusion in base rates of property, plant, and equipment previously eligible for deferral to a regulatory asset under the PISA and RESRAM effective June 1, 2025, pursuant to the April 2025 MoPSC electric rate order.
•Lower net deferrals and increased amortization of prior deferrals under PISA, which increased depreciation and amortization expenses by $7 million.
•Depreciation and amortization rate changes effective June 1, 2025, pursuant to the April 2025 MoPSC electric rate order, which increased depreciation and amortization expenses by $6 million.
•The lower net under-recovery of RESRAM eligible expenses and increased amortization of prior deferrals increased depreciation and amortization expenses by $5 million.

Taxes Other Than Income Taxes

Increase (Decrease) by Segment
	Overall Ameren Increase of $10 Million (QTD YoY)	Overall Ameren Increase of $32 Million (YTD YoY)
Total by Segment(a)

$500
$400
$300
$200
$100
$0
$ (Millions)
$174
$17
$23
$129
$164
$15
$22
$122
$471
$63
$66
$325
$439
$60
$63
$300
QTD 2026
QTD 2025
YTD 2026
YTD 2025

(a)Includes $2 million, $3 million, $7 million, and $7 million at Ameren Transmission in the three months ended September 30, 2026 and 2025, and in the nine months ended September 30, 2026 and 2025, respectively. Also includes other/intersegment eliminations of $3 million, $2 million, $10 million, and $9 million in the three months ended September 30, 2026 and 2025, and in the nine months ended September 30, 2026 and 2025, respectively.

Ameren Missouri	Ameren Illinois Natural Gas	Other/Intersegment Eliminations

Ameren Illinois Electric Distribution	Ameren Transmission
Taxes other than income taxes increased $10 million and $32 million in the three and nine months ended September 30, 2026, respectively, compared with the year-ago periods, primarily because of an increase of $7 million and $25 million, respectively, at Ameren Missouri. The increase at Ameren Missouri is largely due to an increase in property taxes of $12 million in the nine months ended September 30, 2026. Additionally, gross receipts taxes at Ameren Missouri increased $6 million and $12 million, respectively, resulting from an increase in retail electric base rates and sales volumes.

Other Income, Net

Increase (Decrease) by Segment
	Overall Ameren Increase of $36 Million (QTD YoY)	Overall Ameren Increase of $63 Million (YTD YoY)
Total by Segment(a)

$360
$270
$180
$90
$0
$ (Millions)
$112
$28
$17
$58
$76
$10
$20
$45
$320
$66
$19
$10
$54
$171
$257
$28
$14
$14
$66
$135
QTD 2026
QTD 2025
YTD 2026
YTD 2025

(a)Includes $3 million and $4 million at Ameren Illinois Natural Gas in the three months ended September 30, 2026 and 2025, respectively. Also includes $6 million and $(3) million at Ameren Transmission in the three months ended September 30, 2026 and 2025, respectively.

Ameren Missouri	Ameren Illinois Natural Gas	Other/Intersegment Eliminations

Ameren Illinois Electric Distribution	Ameren Transmission
See Note 5 – Other Income, Net, under Part I, Item 1, of this report for additional information. See Note 11 – Retirement Benefits under Part I, Item 1, of this report for more information on the non-service cost components of net periodic benefit income.
Other income, net, increased $36 million and $63 million in the three and nine months ended September 30, 2026, respectively, compared with the year-ago periods. In addition to the changes discussed below, other income, net, increased by $18 million and $38 million, respectively, for activity not reported as part of a segment, due to an increase of $24 million and $58 million in income from equity method investments primarily associated with investments to advance innovative energy technologies in the three and nine months ended September 30, 2026. The increase was partially offset by a decrease of $5 million and $15 million, respectively, in the non-service cost component of net periodic benefit income.
Ameren Transmission
Other income, net, increased $9 million and $5 million in the three and nine months ended September 30, 2026, respectively, compared with the year-ago periods, primarily due to an increase of $9 million related to the absence of a 2025 impairment of an equity method investment in the three and nine months ended September 30, 2026.
Ameren Missouri
Other income, net, increased $13 million and $36 million in the three and nine months ended September 30, 2026, respectively, compared with the year-ago periods, primarily due to an increase of $13 million and $43 million, respectively, in the allowance for equity funds used during construction. This increase was partially offset by a decrease of $7 million in the non-service cost component of net periodic benefit income in the nine months ended September 30, 2026.

Ameren Illinois
Other income, net, decreased $5 million and $21 million in the three and nine months ended September 30, 2026, respectively, compared with the year-ago periods, primarily due to the decrease of $9 million and $20 million, respectively, in the non-service cost component of net periodic benefit income, largely at Ameren Illinois Electric Distribution and Ameren Illinois Natural Gas. Other income, net, decreased $5 million in the nine months ended September 30, 2026, due to lower interest income on regulatory deferrals, primarily at Ameren Illinois Electric Distribution.
Interest Charges

Increase (Decrease) by Segment
	Overall Ameren Increase of $8 Million (QTD YoY)	Overall Ameren Increase of $59 Million (YTD YoY)
Total by Segment

$700
$600
$500
$400
$300
$200
$100
$0
$ (Millions)
$216
$54
$32
$18
$30
$82
$208
$48
$31
$16
$28
$85
$629
$151
$94
$51
$86
$247
$570
$139
$89
$47
$80
$215
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
Ameren
Interest charges increased $8 million and $59 million in the three and nine months ended September 30, 2026, respectively, compared with the year-ago periods. In addition to changes by segments discussed below, interest charges increased $6 million and $12 million in the three and nine months ended September 30, 2026 at Ameren (parent). The increase is primarily due to issuances net of maturities of long-term debt in March 2025 and March 2026, which increased interest by $4 million and $13 million in the three and nine months ended September 30, 2026, respectively.
Ameren Transmission
Interest charges were comparable between periods.

Ameren Missouri
Interest charges were comparable in the three months ended September 30, 2026, and increased $32 million in the nine months ended September 30, 2026, compared with the year-ago period. Interest charges in the nine months ended September 30, 2026, increased primarily due to the issuances of long-term debt in February 2026, June 2026, and April 2025, which increased interest expense by $41 million. Additionally, interest charges increased because the PISA and RESRAM were updated when new customer rates became effective on June 1, 2025, pursuant to the April 2025 MoPSC electric rate order. Lower deferrals resulting from the inclusion in base rates of interest associated with certain property, plant, and equipment previously deferred under the PISA and RESRAM increased interest charges by $8 million. These increases were partially offset by an increase in the borrowed funds capitalized as part of the allowance for funds used during construction, which decreased interest charges by $18 million. This was primarily driven by higher average construction work in progress balances.
Ameren Illinois
Interest charges increased $5 million and $17 million in the three and nine months ended September 30, 2026, respectively, compared with the year-ago periods, primarily due to issuances of long-term debt, partially offset by maturities in the nine months ended September 30, 2026. These increased interest expense by $2 million and $7 million at Ameren Illinois Transmission, $3 million and $7 million at Ameren Illinois Electric Distribution, and $1 million and $4 million at Ameren Illinois Natural Gas for the three and nine months ended September 30, 2026, respectively.
Income Taxes
The following table presents effective income tax rates for the three and nine months ended September 30, 2026 and 2025:

	Three Months(a)		Nine Months(a)
	2026	2025	2026	2025
Ameren	15%	7%	14%	11%
Ameren Missouri	2%	6%	2%	6%
Ameren Illinois	27%	10%	26%	20%
Ameren Illinois Electric Distribution	28%	25%	27%	21%
Ameren Illinois Natural Gas	29%	25%	27%	26%
Ameren Illinois Transmission	27%	2%	26%	17%
Ameren Transmission	26%	(12)%	25%	13%
(a)Estimate of the annual effective income tax rate adjusted to reflect the tax effect of items discrete to the three and nine months ended September 30, 2026 and 2025.
See Note 12 – Income Taxes under Part I, Item 1, of this report for a reconciliation of the federal statutory corporate income tax rate to the effective income tax rate for the Ameren Companies.
The effective tax rate was higher at Ameren Illinois Electric Distribution in the three and nine months ended September 30, 2026, compared with the year-ago periods, primarily due to a decrease in excess deferred tax amortization pursuant to an ICC order, which was offset by a corresponding increase in electric revenues. The effective tax rate was higher at Ameren Transmission and Ameren Illinois Transmission for the three and nine months ended September 30, 2026, compared with the year-ago periods due to the absence of a revaluation of excess deferred income tax regulatory liabilities in the third quarter of 2025. In 2024, the IRS issued a series of private letter rulings to another taxpayer, which provided guidance on applying IRS normalization rules to the calculation of tax benefits applicable to the ratemaking treatment related to net operating loss carryforwards. The rulings concluded that, for ratemaking purposes, net operating loss carryforwards should be reflected on a separate company basis and should not be reduced by payments received for the utilization of losses by other affiliates under a tax allocation agreement. In 2025, the FERC issued an order reflecting implementation of the rules for the other taxpayer who had a similar fact pattern as Ameren Illinois and ATXI. Accordingly, in the third quarter of 2025, Ameren and Ameren Illinois decreased income tax expense by $48 million and $23 million, respectively, to reflect the revaluation of excess deferred income tax regulatory liabilities resulting from TCJA for FERC-regulated jurisdictions pursuant to IRS guidance and a 2025 FERC order.
LIQUIDITY AND CAPITAL RESOURCES
Collections from our utility tariff-based revenues are our principal source of cash provided by operating activities. A diversified retail customer mix, primarily consisting of rate-regulated residential, commercial, and industrial customers, provides us with a reasonably predictable source of cash. In addition to using cash provided by operating activities, we use available cash, drawings under committed credit agreements, commercial paper issuances, and/or, in the case of Ameren Missouri and Ameren Illinois, short-term affiliate borrowings to support normal operations and temporary capital requirements. We may reduce our short-term borrowings with cash provided by operations or, at our discretion, with long-term borrowings, or, in the case of Ameren Missouri and Ameren Illinois, with capital contributions from Ameren (parent). As of September 30, 2026, there have been no material changes other than in the ordinary course of business related to cash requirements arising from the long-term commitments for fuel for generation, purchased power, and natural gas for distribution as described under Liquidity and Capital Resources in Item 7 of the Form 10-K.
We expect to make significant capital expenditures over the next five years, supported by a combination of long-term debt and equity, as we invest in our electric and natural gas utility infrastructure to support expected increases in demand, overall system reliability, grid modernization, renewable energy target requirements, and other improvements. For additional information about our long-term debt outstanding, including maturities due within one year, and the applicable interest rates, see Note 5 – Long-term Debt and Equity Financings under Part II, Item 8 of the Form 10-K and Note 4 – Long-term Debt and Equity Financings under Part I, Item 1, of this report. As part of its funding plan for capital expenditures, Ameren is using newly-issued shares of common stock to satisfy requirements under the DRPlus and employee benefit plans and expects to continue to do so through at least 2031. Additionally, Ameren may offer and sell from time to time common stock, including under its ATM program, which includes the ability to enter into forward sale agreements, subject to market conditions and other factors. There were no shares issued under the ATM program during the nine months ended September 30, 2026. In August 2026, Ameren increased the amount of common stock available for sale under the ATM program by $2 billion to a total of $5 billion. As of September 30, 2026, Ameren had approximately $2 billion of common stock remaining available for sale under the ATM program. As of September 30, 2026, Ameren had multiple forward sale agreements with various counterparties relating to 19.4 million shares of common stock. In October 2026, Ameren entered into forward sale agreements under the ATM program for 2.1 million shares of common stock. Of these shares, Ameren expects to settle 6.4 million in 2026 and the remaining 15.1 million to fund a portion of its equity needs beyond 2026. Ameren’s equity financing plan is estimated to be approximately $5 billion from 2027 to 2031. This plan includes equity issuances under forward sale agreements, the DRPlus, and employee benefit plans. Ameren expects these issuances to be concentrated primarily near year-end 2027 and year-end 2028 to align with the timing of capital investments and other needs. The Ameren Companies expect their equity to total capitalization and cash flow metrics to support solid investment-grade credit ratings. See Long-term Debt and Equity below and Note 4 – Long-term Debt and Equity Financings under Part I, Item 1, of this report for additional information on the ATM program and forward sale agreements relating to common stock, including those under the ATM program.
The following table presents net cash provided by (used in) operating, investing, and financing activities for the nine months ended September 30, 2026 and 2025:

	Net Cash Provided By Operating Activities					Net Cash Used In Investing Activities			Net Cash Provided By Financing Activities
	2026		2025		Variance	2026	2025	Variance	2026	2025	Variance
Ameren	$2,193	(a)	$2,397	(a)	$(204)	$(4,154)	$(3,112)	$(1,042)	$2,066	$822	$1,244
Ameren Missouri	1,282		1,273		9	(2,820)	(1,875)	(945)	1,544	678	866
Ameren Illinois	888	(a)	1,117	(a)	(229)	(1,090)	(1,181)	91	301	92	209
(a)Both Ameren and Ameren Illinois’ cash provided by operating activities included cash outflows of $92 million and $85 million for the electric energy-efficiency rider and $176 million and $40 million for the customer generation rebate program for the nine months ended September 30, 2026 and 2025, respectively.
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
Ameren
Ameren’s cash provided by operating activities decreased $204 million in the first nine months of 2026, compared with the year-ago period. The following items contributed to the decrease:
•A $223 million decrease in proceeds received by Ameren Missouri related to production and investment tax credits transferred to unrelated parties.
•A $91 million decrease due to the timing of payments and reimbursements for programs related to customer-owned distributed generation facilities in Ameren Illinois’ service territory.
•A $48 million increase in interest payments, including settlements of interest rate hedges, primarily due to higher average outstanding debt and interest rates on long-term debt.
•A $33 million decrease due to the timing of payments for spent nuclear fuel storage and reimbursements from the DOE.

•A $30 million increase in non-nuclear energy center maintenance payments, primarily due to increased reliability measures at the Labadie and Sioux energy centers.
•A $26 million increase in pension and postretirement benefit plan contributions.
•An $18 million decrease due to the timing of receipts and refunds of customer deposits.
•An $18 million increase in payments for materials and supplies at Ameren Illinois to support the operational needs of its electric distribution and transmission businesses.
•A $16 million increase in gross receipts tax payments primarily due to an increase in base rates at Ameren Missouri and Ameren Illinois in 2026, compared to 2025.
•A $14 million increase in fuel oil payments to fill new storage tanks at the Audrain Energy Center. Ameren Missouri is converting the energy center to utilize both natural gas and fuel oil.
•A $13 million increase in payments to Ameren Illinois contractors, primarily related to higher costs to comply with expanded programs under the CEJA.
•An $11 million decrease due to the absence of a property tax refund received in 2025 at Ameren Missouri.
•An $8 million increase in payments to fund mitigation programs ordered in the NSR and Clean Air Act litigation discussed in Note 14 – Commitments and Contingencies under Part II, Item 8, of the Form 10-K.
The following items partially offset the decrease in Ameren’s cash from operating activities between periods:
•A $203 million increase resulting from higher customer collections, primarily from increased electric and natural gas base rates at Ameren Missouri effective June 1, 2025, and September 1, 2025, respectively, pursuant to MoPSC rate orders, electric distribution and transmission base rate increases at Ameren Illinois, and increased natural gas base rates at Ameren Illinois effective December 2, 2025, pursuant to an ICC rate order. These increases were partially offset by lower customer collections under cost recovery mechanisms.
•An $82 million increase due to the timing of payments for accounts payable and prepaid expenses.
•A $24 million decrease in nuclear refueling and maintenance outage payments related to the Callaway Energy Center. The 2026 outage began in late September 2026, while the previous outage was in spring 2025.
Ameren Missouri
Ameren Missouri’s cash provided by operating activities increased $9 million in the first nine months of 2026, compared with the year-ago period. The following items contributed to the increase:
•A $276 million increase resulting from higher customer collections, primarily from increased electric and natural gas base rates effective June 1, 2025, and September 1, 2025, respectively, pursuant to MoPSC rate orders and higher customer collections under cost recovery mechanisms.
•A $77 million increase due to the timing of payments for accounts payable and prepaid expenses.
•A $49 million increase in income tax refunds from Ameren (parent), pursuant to the tax allocation agreement, primarily due to lower taxable income compared to 2025.
•A $24 million decrease in nuclear refueling and maintenance outage payments related to the Callaway Energy Center. The 2026 outage began in late September 2026, while the previous outage was in spring 2025.
The following items partially offset the increase in Ameren Missouri’s cash from operating activities between periods:
•A $223 million decrease in proceeds received related to production and investment tax credits transferred to unrelated parties.
•A $34 million increase in interest payments primarily due to higher average outstanding debt and interest rates on long-term debt.
•A $33 million decrease due to the timing of payments for spent nuclear fuel storage and reimbursements from the DOE.
•A $30 million increase in non-nuclear energy center maintenance payments, primarily due to increased reliability measures at the Labadie and Sioux energy centers.
•A $14 million increase in fuel oil payments to fill new storage tanks at the Audrain Energy Center. Ameren Missouri is converting the energy center to utilize both natural gas and fuel oil.
•An $11 million decrease due to the absence of a property tax refund received in 2025.
•A $10 million increase in pension and postretirement benefit plan contributions.
•A $10 million decrease due to the timing of receipts and refunds of customer deposits.
•A $10 million increase in gross receipts tax payments primarily due to an increase in base rates in 2026, compared to 2025.
•An $8 million increase in payments to fund mitigation programs ordered in the NSR and Clean Air Act litigation discussed in Note 14 – Commitments and Contingencies under Part II, Item 8, of the Form 10-K.

Ameren Illinois
Ameren Illinois’ cash provided by operating activities decreased $229 million in the first nine months of 2026, compared with the year-ago period. The following items contributed to the decrease:
•A $91 million decrease due to the timing of payments and reimbursements for programs related to customer-owned distributed generation facilities.
•An $84 million decrease due to lower customer collections under cost recovery mechanisms, partially offset by higher customer collections from electric distribution and transmission base rate increases and increased natural gas base rates effective December 2, 2025, pursuant to an ICC rate order.
•A $25 million increase in interest payments primarily due to higher average outstanding debt and interest rates on long-term debt.
•An $18 million increase in payments for materials and supplies to support the operational needs of its electric distribution and transmission businesses.
•A $13 million increase in income tax payments to Ameren (parent), pursuant to the tax allocation agreement, primarily due to higher taxable income compared to 2025.
•A $13 million increase in payments to contractors, primarily due to higher costs to comply with expanded programs under the CEJA.
•An $11 million increase in pension and postretirement benefit plan contributions.
•A $10 million decrease due to the timing of receipts and refunds of customer deposits.
The decrease in Ameren Illinois’ cash from operating activities between periods was partially offset by a $27 million increase due to the timing of payments for accounts payable and prepaid expenses.
Cash Flows from Investing Activities
Ameren’s cash used in investing activities increased $1,042 million during the first nine months of 2026, compared with the year-ago period, primarily as a result of a $971 million increase in capital expenditures, largely resulting from the acquisition of the Split Rail Solar Project and expenditures on other generation projects at Ameren Missouri and electric distribution infrastructure upgrades at Ameren Illinois, partially offset by decreased major storm-related expenditures at Ameren Missouri and decreased expenditures for natural gas infrastructure upgrades related to timing at Ameren Illinois.
Ameren Missouri’s cash used in investing activities increased $945 million during the first nine months of 2026, compared with the year-ago period, primarily as a result of an $877 million increase in capital expenditures, largely resulting from the acquisition of the Split Rail Solar Project and expenditures on other generation projects, partially offset by decreased storm-related expenditures, and a $43 million increase due to net money pool advances.
Ameren Illinois’ cash used in investing activities decreased $91 million during the first nine months of 2026, compared with the year-ago period, as a result of a $51 million decrease in net money pool advances and a $39 million decrease in capital expenditures, primarily related to decreases in transmission infrastructure upgrades and the timing of natural gas infrastructure upgrades, partially offset by an increase in electric distribution infrastructure upgrades.

Capital Expenditures
The following table presents Ameren’s estimate of capital expenditures that will be incurred from 2026 through 2031, including construction expenditures and allowance for funds used during construction. The estimated 2026 to 2030 capital expenditures have significantly increased compared to those estimates disclosed in the Form 10-K, to better align with Ameren Missouri’s 2026 PRP filed in September 2026 and to include a portion of the MISO long-range transmission competitive bid projects awarded to ATXI in 2026.

	2026	2027 - 2031			Total
Ameren Missouri	$4,000	$24,650	-	$27,250	$28,650	-	$31,250
Ameren Illinois Electric Distribution	720	3,510	-	3,880	4,230	-	4,600
Ameren Illinois Natural Gas	335	1,785	-	1,975	2,120	-	2,310
Ameren Illinois Transmission	410	2,905	-	3,215	3,315	-	3,625
ATXI and other electric transmission subsidiaries	475	3,310	-	3,675	3,785	-	4,150
Other	5	40	-	45	45	-	50
Ameren	$5,945	$36,200	-	$40,040	$42,145	-	$45,985
Ameren Missouri’s estimated capital expenditures include transmission, distribution, grid modernization, and generation-related investments, primarily natural gas, renewable generation, battery energy storage, and fuel cells, consistent with investments outlined in the 2026 PRP through 2031 to maintain reliability and address load growth opportunities based on the 2.8 gigawatts of demand from large load customers under electric service agreements. Ameren Illinois’ estimated capital expenditures are primarily for electric and natural gas transmission and distribution-related investments.
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
Ameren’s cash provided by financing activities increased $1.2 billion during the first nine months of 2026, compared with the year-ago period. During the first nine months of 2026, Ameren utilized net proceeds from the issuance of long-term debt of $3.2 billion to repay then-outstanding short-term debt, including short-term debt incurred to refinance $350 million of long-term debt maturities, and for general corporate purposes. Ameren also repaid net short-term debt of $147 million. In comparison, during the first nine months of 2025, Ameren utilized net proceeds from the issuance of long-term debt of $2.0 billion for general corporate purposes, and to repay $300 million of long-term debt maturities and then-outstanding short-term debt. In addition, during the first nine months of 2025, Ameren also repaid net short-term debt of $239 million. During the first nine months of 2026, Ameren paid common stock dividends of $622 million, compared with $576 million in the year-ago period, as a result of an increase in both the dividend rate and the number of common shares outstanding.
Ameren Missouri’s cash provided by financing activities increased $866 million during the first nine months of 2026, compared with the year-ago period. During the first nine months of 2026, Ameren Missouri utilized net proceeds from the issuance of long-term debt of $1.4 billion to repay then-outstanding short-term debt, including net commercial paper of $371 million. Additionally, during the first nine months of 2026, Ameren Missouri utilized capital contributions from Ameren (parent) of $550 million, and cash provided by operating activities to fund, in part, capital expenditures. In comparison, during the first nine months of 2025, Ameren Missouri utilized net proceeds from the issuance of long-term debt of $500 million to repay then-outstanding short-term debt. In addition, during the first nine months of 2025, Ameren Missouri utilized proceeds from net commercial paper issuances of $259 million, money pool borrowings of $51 million, and cash provided by operating activities to fund, in part, capital expenditures. During the first nine months of 2025, Ameren Missouri paid common stock dividends of $125 million.
Ameren Illinois’ cash provided by financing activities increased $209 million during the first nine months of 2026, compared with the year-ago period. During the first nine months of 2026, Ameren Illinois utilized net proceeds from the issuance of long-term debt of $400 million to repay then-outstanding short-term debt. In addition, Ameren Illinois utilized proceeds from net commercial paper issuances of

$171 million and cash provided by operating activities to fund, in part, capital expenditures. In comparison, during the first nine months of 2025, Ameren Illinois utilized proceeds from the issuance of long-term debt of $711 million to repay $300 million of long-term debt maturities and then-outstanding short-term debt. Ameren Illinois also repaid net commercial paper borrowings of $88 million and money pool borrowings of $37 million. During the first nine months of 2026, Ameren Illinois also paid common stock dividends of $265 million, compared with $185 million in the year-ago period.
See Long-term Debt and Equity in this section for additional information on maturities and issuances of long-term debt, and issuances of common stock.
Short-term Debt and Liquidity
The following table presents Ameren’s consolidated net available liquidity as of September 30, 2026:

Available at September 30, 2026
Ameren (parent) and Ameren Missouri:
Missouri Credit Agreement – borrowing capacity	$1,900
Less: Ameren (parent) commercial paper outstanding	122
Less: Ameren Missouri commercial paper outstanding	100
Less: Letters of credit	30
Missouri Credit Agreement – subtotal	1,648
Ameren (parent) and Ameren Illinois:
Illinois Credit Agreement – borrowing capacity	1,300
Less: Ameren (parent) commercial paper outstanding	86
Less: Ameren Illinois commercial paper outstanding	188
Less: Letters of credit	4
Illinois Credit Agreement – subtotal	1,022
Subtotal	$2,670
Add: Cash and cash equivalents	40
Net Available Liquidity(a)	$2,710
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

Long-term Debt and Equity
The following table presents issuances (net of any issuance premiums or discounts) of long-term debt and equity, as well as redemptions and maturities of long-term debt for the nine months ended September 30, 2026 and 2025:

	Month Issued, Redeemed, or Matured	2026		2025
Issuances of Long-term Debt
Ameren:
5.375% Senior unsecured notes due 2035	March	$—		$749
5.00% Senior unsecured notes due 2036	March	399		—
Junior subordinated notes due 2057(a)	September	900		—
Ameren Missouri:
4.80% First mortgage bonds due 2036	February	450		—
5.55% First mortgage bonds due 2056	February	448		—
5.25% First mortgage bonds due 2035	April	—		500
5.75% First mortgage bonds due 2056	June	497		—
Ameren Illinois:
5.625% First mortgage bonds due 2055	March	—		350
5.50% First mortgage bonds due 2036	August	400
5.625% First mortgage bonds due 2055	September	—		361
ATXI:
5.83% Senior unsecured notes due 2041	August	140		—
Total Ameren long-term debt issuances		$3,234		$1,960
Issuances of Common Stock
Ameren:
DRPlus and 401(k)(b)(c)	Various	$31		$35
Total Ameren common stock issuances(d)		$31		$35
Maturities of Long-term Debt
Ameren:
3.65% Senior unsecured notes due 2026	February	$350		$—
Ameren Missouri:
4.85% Securitized utility tariff bonds due 2039(e)	April	12		—
Ameren Illinois:
3.25% Senior secured notes due 2025	March	—		300
Total Ameren long-term debt maturities		$362	(f)	$300	(f)
(a)The junior subordinated notes will pay interest at a fixed annual rate of 6.45% until March 15, 2032. After that date, the interest rate will be reset every five years to the applicable five-year United States Treasury rate plus 1.868%, subject to a minimum rate of 6.45%.
(b)Ameren issued a total of 0.3 million and 0.3 million shares of common stock under its DRPlus and 401(k) plan for the nine months ended September 30, 2026 and 2025, respectively.
(c)Excludes a $6 million and $7 million receivable at September 30, 2026 and 2025, respectively.
(d)Excludes 0.2 million and 0.3 million shares of common stock valued at $25 million and $25 million issued for no cash consideration in connection with stock-based compensation for the nine months ended September 30, 2026 and 2025, respectively.
(e)These securitized utility tariff bonds were issued by AMF. The securitized tariff bondholders have no recourse to Ameren Missouri.
(f)Excludes Ameren (parent)’s purchases of senior secured notes and first mortgage bonds issued by Ameren Missouri and first mortgage bonds issued by Ameren Illinois for $16 million and $24 million in aggregate for the nine months ended September 30, 2026 and 2025, respectively.
See Note 4 – Long-term Debt and Equity Financings under Part I, Item 1, of this report for additional information, including proceeds from issuances of long-term debt, the use of those proceeds, Ameren’s forward equity sale agreements, and the ATM program.
Indebtedness Provisions and Other Covenants
At September 30, 2026, the Ameren Companies were in compliance with the provisions and covenants contained in their credit agreements, indentures, and articles of incorporation, as applicable, and ATXI was in compliance with the provisions and covenants contained in its note purchase agreements. See Note 3 – Short-term Debt and Liquidity under Part I, Item 1, of this report and Note 4 – Short-term Debt and Liquidity and Note 5 – Long-term Debt and Equity Financings under Part II, Item 8, of the Form 10-K for a discussion of provisions, applicable cross-default provisions, and covenants contained in our credit agreements, in ATXI’s note purchase agreements, and in certain of the Ameren Companies’ indentures and articles of incorporation.

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
Dividends
The amount and timing of dividends payable on Ameren’s common stock are within the sole discretion of Ameren’s board of directors. Ameren’s board of directors has not set specific targets or payout parameters when declaring common stock dividends, but it considers various factors, including Ameren’s overall payout ratio, payout ratios of our peers, projected cash flow and potential future cash flow requirements, historical earnings and cash flow, projected earnings, impacts of regulatory orders or legislation, and other key business considerations. Ameren expects its dividend payout ratio to be between 45% and 55% of annual earnings over the next few years.
See Note 4 – Short-term Debt and Liquidity and Note 5 – Long-term Debt and Equity Financings under Part II, Item 8, of the Form 10-K for additional discussion of covenants and provisions contained in certain of the Ameren Companies’ financial agreements and articles of incorporation that would restrict the Ameren Companies’ payment of dividends in certain circumstances. At September 30, 2026, none of these circumstances existed at Ameren, Ameren Missouri, or Ameren Illinois and, as a result, these companies were not restricted from paying dividends.
The following table presents common stock dividends declared and paid by Ameren Corporation to its common shareholders and by Ameren subsidiaries to their parent, Ameren Corporation, for the nine months ended September 30, 2026 and 2025:

	Nine Months
	2026	2025
Ameren	$622	$576
Ameren Missouri	—	125
Ameren Illinois	265	185
ATXI	40	49
Collateral Postings
Any weakening of our credit ratings may reduce access to capital and trigger additional collateral postings and prepayments. Such changes may also increase the cost of borrowing, resulting in an adverse effect on earnings. Cash collateral postings and prepayments made with external parties were $70 million for Ameren and Ameren Missouri and cash collateral posted by external parties was $154 million, $67 million, and $87 million for Ameren, Ameren Missouri, and Ameren Illinois at September 30, 2026. A sub-investment-grade issuer or senior unsecured debt rating (below “Baa3” from Moody’s or below “BBB-” from S&P) at September 30, 2026, could have resulted in Ameren, Ameren Missouri, or Ameren Illinois being required to post additional collateral or other assurances for certain trade and contractual obligations amounting to $120 million, $54 million, and $66 million, respectively.
Changes in commodity prices could trigger additional collateral postings and prepayments. Based on credit ratings at September 30, 2026, if market prices were 15% higher or lower than September 30, 2026 levels in the next 12 months and 20% higher or lower thereafter through the end of the term of the commodity contracts, then Ameren and Ameren Missouri could be required to post $47 million of collateral or provide other assurances for certain trade and contractual obligations.
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
•The PISA permits Ameren Missouri to defer and recover 85% of the depreciation expense for investments in qualifying property, plant, and equipment placed in service and not included in base rates. Investments not eligible for recovery under the PISA include amounts related to new nuclear generation facilities and service to new customer premises. Additionally, the PISA permits Ameren Missouri to earn a return at the applicable WACC on 85% of rate base that incorporates those qualifying investments, as well as changes in total accumulated depreciation excluding retirements and plant-related deferred income taxes since the previous regulatory rate review. Also, under the RESRAM, Ameren Missouri is permitted to recover the 15% of depreciation expense not recovered under the PISA, and earn a return at the applicable WACC for investments in renewable generation plant placed in service to comply with Missouri’s renewable energy standard. The PISA and the RESRAM mitigate the effects of regulatory lag between regulatory rate reviews. Those investments not eligible for recovery under the PISA and the remaining 15% of certain property, plant, and equipment placed in service, unless eligible for recovery under the RESRAM, remain subject to regulatory lag. Pursuant to the PPRA discussed above, Ameren Missouri’s PISA election was extended through 2035 and an additional extension through 2040 is allowed if requested by Ameren Missouri and approved by the MoPSC. This law also reduced the annual limit on increases to the electric service revenue requirement used to set customer rates, compared to the revenue requirement established in the immediately preceding rate order, due to the inclusion of incremental PISA deferrals in the revenue requirement. The annual limit in effect was 2.5% and changed to 2.25%, prorated monthly, for revenue requirements approved by the MoPSC after August 2025. Ameren Missouri expects significantly higher allowance for equity funds used during construction and investments in infrastructure eligible for PISA in 2026, compared to 2025, and in 2027, compared to 2026.
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
•Ameren Illinois and ATXI use a forward-looking rate calculation with an annual revenue requirement reconciliation for each company’s electric transmission business. Based on expected rate base and the currently allowed 10.48% ROE, which includes a 50-basis-point incentive adder for participation in an RTO, the revenue requirements that will be included in 2027 rates for Ameren Illinois’ and ATXI’s electric transmission businesses are $749 million and $319 million, respectively. These revenue requirements represent increases in Ameren Illinois’ and ATXI’s revenue requirements of $64 million and $53 million, respectively, from the revenue requirements reflected in 2026 rates, primarily due to higher expected rate base. These rates will affect Ameren Illinois’ and ATXI’s cash receipts during 2027, but do not determine their respective electric transmission service operating revenues, which instead are based on 2027 actual recoverable costs, rate base, and a return on rate base at the applicable WACC as calculated under the FERC formula ratemaking framework.
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
•Pursuant to the CEJA, Ameren Illinois may file an MYRP with the ICC to establish base rates for electric distribution service to be charged to customers for each calendar year of a four-year period. The base rates for a particular calendar year are based on forecasted recoverable costs and an ICC-determined ROE applied to Ameren Illinois’ forecasted average annual rate base using a forecasted capital structure, with a common equity ratio of up to 50% being deemed prudent and reasonable by law and a higher equity ratio requiring specific ICC approval. The ROE determined by the ICC for each calendar year of the four-year period is subject to annual adjustments based on certain performance incentives and penalties. An MYRP allows Ameren Illinois to reconcile electric distribution service rates to its actual revenue requirement on an annual basis, subject to a reconciliation cap and adjustments to the ROE. Under the MYRP discussed below, Ameren Illinois’ 2026 electric distribution service revenues are based on its 2026 actual recoverable costs, 2026 year-end rate base, and an ROE of 8.72%, as adjusted for any performance incentives or penalties, provided the actual revenue requirement does not exceed the reconciliation cap. If a given year’s revenue amount collected from customers varies from the approved revenue requirement, an adjustment is made to electric operating revenues with an offset to a regulatory asset or liability to reflect that year’s actual revenue requirement. The regulatory balance is then collected from, or refunded to, customers within two years from the end of the applicable annual period. Additionally, the RBA ensures electric distribution service revenues are decoupled from sales volumes and wholesale and miscellaneous revenue differences from those assumed in the revenue requirement approved by the ICC. The RBA remains effective whether Ameren Illinois elects to file an MYRP or a traditional regulatory rate review. In April 2026, Ameren Illinois filed a reconciliation adjustment to its 2025 electric distribution service revenue requirement with the ICC. In August 2026, Ameren Illinois updated its reconciliation adjustment, requesting recovery of $28 million. The adjustment reflects Ameren Illinois’ actual 2025 recoverable costs, 2025 year-end rate base, and a capital structure composed of 50% common equity. An ICC decision is required by December 2026, and any approved adjustment would be collected from customers in 2027.
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
•In January 2026, the CRGA was enacted and became effective in June 2026. The law includes certain provisions that affect Ameren Illinois’ annual investments in energy-efficiency programs, and the related return on those investments. Under the law, the annual spending cap for energy-efficiency investments increased for 2027, 2028, and 2029. As a result, in May 2026, Ameren Illinois filed an electric energy efficiency plan with the ICC, which includes annual investments in electric energy-efficiency programs up to $192 million, $239 million, and $276 million for 2027, 2028, and 2029, respectively. A decision by the ICC in this proceeding is expected in November 2026. In addition, Ameren Illinois expects the ROE component of the applicable WACC used to calculate its return on energy-efficiency investments for the year to change in 2027 to that year’s ICC-approved ROE for Ameren Illinois’ electric distribution service. The ROE will continue to be increased or decreased based on the achievement of certain goals as discussed below. For 2027, the allowed ROE will be the ICC-approved 8.72% from Ameren Illinois’ MYRP electric distribution service regulatory rate review.
•Pursuant to Illinois law, Ameren Illinois’ electric energy-efficiency investments are deferred as a regulatory asset and earn a return at the applicable WACC. Ameren Illinois expects the ROE component of the applicable WACC to be based on the annual average of the monthly yields of the 30-year United States Treasury bonds plus 580 basis points through 2026. The allowed ROE on electric energy-efficiency investments can be increased or decreased by up to 200 basis points, depending on the achievement of annual energy savings and demand goals. While the ICC has approved a plan for Ameren Illinois to invest approximately $126 million per year in electric energy-efficiency programs through 2029, the ICC has the ability to reduce the amount of electric energy-efficiency savings goals in future program years if there are insufficient cost-effective programs available, which could reduce Ameren Illinois’ investments in electric energy-efficiency programs. Pursuant to the CRGA, Ameren Illinois filed an updated energy-efficiency plan for 2027 through 2029 as discussed above.
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
•Ameren Missouri’s scheduled refueling and maintenance outage at its Callaway Energy Center began in late September 2026, and the energy center is expected to return to service in November 2026. The next refueling and maintenance outage is scheduled for the spring of 2028. During a scheduled refueling, which occurs every 18 months, maintenance expenses are deferred as a regulatory asset and amortized until the completion of the next refueling and maintenance outage. During an outage, depending on the availability of its other generation sources and the market prices for power, Ameren Missouri’s purchased power costs may increase and the amount of excess power available for sale may decrease versus non-outage years. Changes in purchased power costs and excess power available for sale are included in the FAC, which results in limited impacts to earnings. In addition, Ameren Missouri may incur increased non-nuclear energy center maintenance costs in non-outage years.
•Ameren Missouri and Ameren Illinois continue to make infrastructure investments to meet customer needs and expect to seek increases to electric and natural gas rates to recover the cost of investments and earn an adequate return. Ameren Missouri and Ameren Illinois will also seek new, or maintain existing, regulatory and legislative solutions to address regulatory lag and to support investment in their utility infrastructure for the benefit of their customers. Ameren Missouri and Ameren Illinois continue to face cost recovery pressures, higher cost of debt, customer conservation efforts, the impacts of additional customer energy-efficiency programs, and increased customer use of increasingly cost-effective advancements in innovative energy technologies, including private generation and battery energy storage. We expect a net increase in demand resulting from the electrification of the economy, including in the transportation sector. In addition, several entities in various industries are considering either locating or expanding their operations within our service territories. In 2026, Ameren Missouri executed electric service agreements with large load customers under its modified large primary service tariff that was approved in 2025, representing 2.8 gigawatts of demand that is expected to begin materializing in the second half of 2027 and to reach full capacity in 2030. Construction agreements have been signed with developers representing an additional 1.2 gigawatts of demand that has not been secured through electric service agreements. Serving increased demand due to electrification, new customers, and other growth will require increased investments, including future investments for system reliability improvements and new generation sources, which will result in rate base growth, and higher purchased power costs in the future until new generation is placed in service. Ameren Missouri’s purchased power costs are part of the net energy costs recoverable under the FAC, with 95% of the variance between net energy costs and the amount set in base rates recovered or refunded through the FAC.
Liquidity and Capital Resources
•As discussed above, Ameren Missouri has executed electric service agreements with large load customers in 2026, and several other entities in various industries are considering either locating or expanding their operations within Ameren Missouri’s service territory. In order to address these load growth opportunities and maintain reliability, Ameren Missouri filed its preferred resource plan with the MoPSC in September 2026. Ameren’s ambition is to achieve net-zero carbon emissions by 2045; however, it will no longer maintain interim emissions-reduction goals. Achieving net-zero carbon emissions will be dependent on a variety of factors, including cost-effective advancements in innovative energy and carbon-capture technologies and constructive federal and state energy and economic policies. The 2026 PRP includes, among other things, the following:
•estimated total load growth of 2.9 gigawatts by 2030, 5 gigawatts by 2035, and 6 gigawatts by 2045;
•adding 2,100 MWs of natural gas-fired combined-cycle generation by 2031, which are expected to be achieved through the West Alton Natural Gas Project discussed in Note 2 – Rate and Regulatory Matters under Part I, Item 1, of this report, an additional 2,800 MWs by 2035, and an additional 1,400 MWs by 2042;
•adding 1,900 MWs of natural gas-fired simple-cycle generation by 2029, which includes the Big Hollow and Castle Bluff natural gas generation projects discussed in Note 2 – Rate and Regulatory Matters under Part I, Item 1, of this report, and an additional 2,400 MWs by 2045;
•adding 500 MWs of natural gas fuel cells by 2030;
•adding 1,300 MWs of solar generation by 2030, which includes the Reform, Tom Sawyer, and Ringer solar generation projects discussed in Note 2 – Rate and Regulatory Matters under Part I, Item 1, of this report, an additional 1,050 MWs by 2035, and an additional 1,250 MWs by 2045;
•adding 1,500 MWs of wind generation by 2040;
•adding 2,400 MWs of battery energy storage by 2030, which includes the battery energy storage projects discussed in Note 2 – Rate and Regulatory Matters under Part I, Item 1, of this report;
•adding 1,200 MWs of nuclear generation by 2040;
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
Ameren Missouri’s plan could be affected by, among other factors: Ameren Missouri’s ability to obtain CCNs from the MoPSC, and any other required state or federal approvals for the addition of renewable resources, battery energy storage, nuclear or natural gas-fired generation, or natural gas fuel cells, retirement of energy centers, and new or continued customer energy-efficiency programs; the ability to enter into agreements for renewable, natural gas-fired, or nuclear generation, natural gas fuel cells, or battery energy storage and acquire or construct those resources at a reasonable cost; the ability of suppliers, contractors, and developers to meet contractual commitments and complete projects timely, which is dependent upon the availability of necessary labor, materials, and equipment, geopolitical conflict, or government actions, among other things; changes in the scope and timing of projects; the ability to enter into natural gas supply agreements at reasonable prices and adequate quantities to power Ameren Missouri’s natural gas-fired energy centers; the continued existence and ability to qualify for, and use or transfer, federal production or investment tax credits; the ability to maintain system reliability; new and/or changes in environmental regulations, including those related to CO2 and other greenhouse gas emissions; energy and capacity prices; and demand; Ameren Missouri’s ability to obtain necessary rights-of-way, easements, and transmission interconnection agreements at an acceptable cost and in a timely fashion; the ability to earn an adequate return on invested capital; and the ability to raise capital on reasonable terms. Also, changes to capacity accreditation rules adopted by the MISO could reduce the accredited capacity of renewable generation and battery energy storage and increase regional capacity prices, potentially requiring additional investment and higher costs to satisfy resource adequacy requirements. In addition, recent changes in federal domestic energy policy, including low cost financing programs for certain fossil fuel-fired generation projects, have reflected increased investment in fossil fuel infrastructure. This change could impact Ameren Missouri’s ability to construct and/or acquire renewable energy generation facilities and battery energy storage. Ameren Missouri expects to file its next preferred resource plan in September 2029.
•Through 2031, we expect to make significant capital expenditures to improve our electric and natural gas utility infrastructure, with a major portion directed to our transmission and distribution systems, as well as generation and battery energy storage facilities, consistent with investments outlined in the 2026 PRP discussed above to maintain reliability and address load growth opportunities based on the 2.8 gigawatts of demand from large load customers under electric service agreements. We estimate that we will invest up to $46.0 billion (Ameren Missouri – up to $31.3 billion; Ameren Illinois – up to $10.5 billion; ATXI – up to $4.2 billion) of capital expenditures from 2026 through 2031. These estimates include the first tranche MISO long-range transmission projects assigned to Ameren, the first tranche competitive projects awarded to ATXI, a portion of the second tranche projects assigned to Ameren, and a portion of the second tranche competitive projects awarded to ATXI, all of which are discussed below.
•In 2021, the MISO issued a report outlining a preliminary long-range transmission planning roadmap of projects through 2039, which considers the rapidly changing generation mix within MISO resulting from significant additions of renewable generation, actual and expected generation plant closures, and state mandates or goals for clean energy or carbon emissions reductions. In 2022, the MISO approved the first tranche of projects under the roadmap. A portion of these projects were assigned to various utilities, of which Ameren was awarded projects that are estimated to cost approximately $1.8 billion, based on the MISO’s cost estimate. Related to these projects, Ameren began construction in 2024, with forecasted completion dates near the end of this decade. In addition, the MISO awarded three competitive bid projects to ATXI and another owner that represent a total estimated investment of approximately $250 million for ATXI. Also in 2024, the MISO approved a first set of second tranche projects. A portion of these projects were assigned to Ameren and are estimated to cost approximately $1.3 billion, based on the MISO’s cost estimate. Related to these projects, Ameren expects to begin construction in mid-2028, with forecasted completion dates early in the next decade. The first set of second tranche projects also includes competitive bid projects. In 2026, the MISO awarded three of these competitive bid projects to ATXI and other joint owners that represent a total estimated investment of approximately $1.2 billion for ATXI, based on the MISO’s cost estimate. In August 2026, the FERC approved transmission rate incentives relating to two of these competitive bid projects. The incentives will allow construction work in progress to be included in rate base, thereby improving the timeliness of cash recovery, and will allow recovery of prudently incurred costs, subject to FERC approval, for any portion of the projects if they are abandoned for reasons beyond the control of ATXI. Since construction work in progress will be included in rate base and earn a return, ATXI will not capitalize allowance for funds used during construction on these projects.
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
•The Ameren Companies have multiyear credit agreements that cumulatively provide $3.2 billion of credit through December 2030, subject to a 364-day repayment term for Ameren Missouri and Ameren Illinois, with the option to seek incremental commitments to increase the cumulative credit provided to $4.0 billion. See Note 3 – Short-term Debt and Liquidity under Part I, Item 1, of this report and Note 4 – Short-term Debt and Liquidity under Part II, Item 8, of the Form 10-K for additional information regarding the Credit Agreements. See Note 5 – Long-term Debt and Equity Financings under Part II, Item 8, of the Form 10-K for long-term debt maturities from 2026 to 2031 and beyond at Ameren (parent), Ameren Missouri, Ameren Illinois, and ATXI. See Note 4 – Long-term Debt and Equity Financings under Part I, Item 1, of this report for outstanding forward sale agreements, including under the ATM program, and issuances and maturities of long-term debt in 2026 through the date of this report. Ameren (parent) entered into interest rate swaps to hedge interest rate risk on certain forecasted interest payments associated with debt issuances in 2026 and 2027. The use of cash provided by operating activities and short-term borrowings to fund capital expenditures and other long-term investments at the Ameren Companies frequently results in a working capital deficit, defined as current liabilities exceeding current assets, as was the case at September 30, 2026, for Ameren. Ameren, Ameren Missouri, and Ameren Illinois each believe that their liquidity is adequate given their respective expected operating cash flows, capital expenditures, and financing plans, and expect to continue to have access to the capital and credit markets on reasonable terms when needed. However, there can be no assurance that significant changes in economic conditions, disruptions in the capital and credit markets, or other unforeseen events will not materially affect their ability to execute their expected operating, capital, or financing plans.
•Ameren expects its cash used for currently planned capital expenditures and dividends to exceed cash provided by operating activities over the next several years. As part of its funding plan for capital expenditures, Ameren is using newly-issued shares of common stock to satisfy requirements under the DRPlus and employee benefit plans and expects to continue to do so through at least 2031. Additionally, Ameren may offer and sell from time to time common stock, including under its ATM program, which includes the ability to enter into forward sale agreements, subject to market conditions and other factors. In August 2026, Ameren increased the amount of common stock available for sale under the ATM program by $2 billion to a total of $5 billion. As of September 30, 2026, Ameren had approximately $2 billion of common stock remaining available for sale under the ATM program. As of September 30, 2026, Ameren had multiple forward sale agreements with various counterparties relating to 19.4 million shares of common stock. In October 2026, Ameren entered into forward sale agreements under the ATM program for 2.1 million shares of common stock. Of these shares, Ameren expects to settle 6.4 million in 2026 and the remaining 15.1 million to fund a portion of its equity needs beyond 2026. Ameren’s equity financing plan is estimated to be approximately $5 billion from 2027 to 2031. This plan includes equity issuances under forward sale agreements, the DRPlus, and employee benefit plans. Ameren expects these issuances to be concentrated primarily near year-end 2027 and year-end 2028 to align with the timing of capital investments and other needs. The Ameren Companies expect their equity to total capitalization and cash flow metrics to support solid investment-grade credit ratings. Ameren Missouri and Ameren Illinois expect to fund cash flow needs through debt issuances, cash provided by operating activities, and/or capital contributions from Ameren (parent).
•Pursuant to the IRA and the OBBBA, Ameren Missouri expects to transfer production and investment tax credits to unrelated parties in an aggregate amount of approximately $2.9 billion from 2026 to 2031. Proceeds from these transfers are included in Ameren Missouri’s tracker related to production and investment tax credits allowed under the IRA and the OBBBA or the RESRAM and are ultimately refunded to customers.
•As of September 30, 2026, Ameren had $339 million in tax benefits from federal and state income tax credit carryforwards, $115 million in tax benefits from federal and state net operating loss carryforwards, $20 million in tax receivables, which will be utilized in future periods, and $47 million in receivables related to production and investment tax credits to be transferred to third parties. Future expected income tax payments are based on expected taxable income, available income tax credit and net operating loss carryforwards, and current tax law. Expected taxable income is affected by expected capital expenditures, when property, plant, and equipment is placed in-service or retired, and the timing of regulatory reviews, among other things. Ameren expects annual federal income tax payments to be immaterial through 2031.
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
ITEM 4. CONTROLS AND PROCEDURES.
(a)Evaluation of Disclosure Controls and Procedures
As of September 30, 2026, evaluations were performed under the supervision and with the participation of management, including the principal executive officer and the principal financial officer of each of the Ameren Companies, of the effectiveness of the design and operation of such registrant’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act). Based on those evaluations, as of September 30, 2026, the principal executive officer and the principal financial officer of each of the Ameren Companies concluded that such disclosure controls and procedures are effective to provide reasonable assurance that information required to be disclosed in such registrant’s reports filed or submitted under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms and such information is accumulated and communicated to its management, including its principal executive officer and its principal financial officer, to allow timely decisions regarding required disclosure.
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
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.
Ameren Corporation, Ameren Missouri, and Ameren Illinois did not purchase equity securities reportable under Item 703 of Regulation S-K during the period from July 1, 2026, to September 30, 2026.
ITEM 5. OTHER INFORMATION.
Insider Adoption or Termination of Trading Arrangements
During the fiscal quarter ended September 30, 2026, none of our directors or officers informed us of the adoption or termination of a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as those terms are defined in Regulation S-K, Item 408, except as follows:
On August 6, 2026, Theresa A. Shaw, Senior Vice President, Chief Accounting and Transformation Officer of Ameren, adopted a Rule 10b5-1 trading arrangement that provides for the sale of up to an aggregate of approximately 7,640 shares, consisting of:

•up to 500 shares on a quarterly basis between November 2026 and November 2027, subject to certain price limitations set forth in the trading arrangement; and
•shares acquired upon vesting of certain equity awards, consisting of (i) 100% of shares delivered from the 2024 restricted stock units award scheduled to vest on March 1, 2027 (approximately 1,692 shares before applicable tax withholding), and (ii) 5% of shares delivered from the 2024 performance condition performance share units and 2024 market condition performance share units awards scheduled to vest on March 1, 2027 (approximately 564 shares and 3,384 shares, respectively, before applicable performance adjustments and tax withholding).
Ms. Shaw’s 10b5-1 trading arrangement will terminate on the earlier of: (i) November 16, 2027; (ii) execution of all trades or expiration of all orders relating to such trades under the Rule 10b5-1 trading arrangement; or (iii) such date as the Rule 10b5-1 trading arrangement is otherwise terminated according to its terms.
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

Exhibit Designation	Registrant(s)	Nature of Exhibit	Previously Filed as Exhibit to:
Instruments Defining Rights of Security Holders, Including Indentures
4.1	Ameren Ameren Illinois	Supplemental Indenture to the Ameren Illinois Mortgage, dated August 1, 2026, for 5.50% First Mortgage Bonds due 2036	August 24, 2026 Form 8-K, Exhibit 4.2, File No. 1-3672
4.2	Ameren	Note Purchase Agreement, dated as of August 6, 2026, between Ameren Transmission Company of Illinois and the several purchasers named therein
4.3	Ameren	Indenture, dated as of September 1, 2026, from Ameren to The Bank of New York Mellon Trust Company, N.A., as trustee, relating to subordinated debt securities	September 18, 2026 Form 8-K, Exhibit 4.1, File No. 1-14756
4.4	Ameren	Company Order, dated September 18, 2026, establishing the Junior Subordinated Notes due 2057 (including the global notes)	September 18, 2026 Form 8-K, Exhibits 4.2 and 4.3, File No. 1-14756
Rule 13a-14(a) / 15d-14(a) Certifications
31.1	Ameren	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer of Ameren
31.2	Ameren	Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer of Ameren
31.3	Ameren Missouri	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer of Ameren Missouri
31.4	Ameren Missouri	Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer of Ameren Missouri
31.5	Ameren Illinois	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer of Ameren Illinois
31.6	Ameren Illinois	Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer of Ameren Illinois
Section 1350 Certifications
32.1	Ameren	Section 1350 Certification of Principal Executive Officer and Principal Financial Officer of Ameren
32.2	Ameren Missouri	Section 1350 Certification of Principal Executive Officer and Principal Financial Officer of Ameren Missouri
32.3	Ameren Illinois	Section 1350 Certification of Principal Executive Officer and Principal Financial Officer of Ameren Illinois
Interactive Data Files
101.INS	Ameren Companies	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
101.SCH	Ameren Companies	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Ameren Companies	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB	Ameren Companies	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Ameren Companies	Inline XBRL Taxonomy Extension Presentation Linkbase Document
101.DEF	Ameren Companies	Inline XBRL Taxonomy Extension Definition Document
104	Ameren Companies	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)
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
Date: November 6, 2026